Form 10-K
period 2013-12-31
CAPITAL CITY BANK GROUP INC
filed 2014-03-07
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $120,914,224(based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2014
Common Stock, $0.01 par value per share	17,412,900

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 2014, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.

ANNUAL REPORT FOR 2013 ON FORM 10-K

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

▪	legislative or regulatory changes, including the Dodd-Frank Act and Basel III;
▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision and deferred tax asset valuation allowance;
▪	continued depression of the market value of the Company that could result in an impairment of goodwill;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	our need and our ability to incur additional debt or equity financing;
▪	the effects of the health and soundness of other financial institutions;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	our ability to comply with the laws of each jurisdiction where we operate;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I

Item 1.        Business

About Us

General

Capital City Bank Group, Inc. (“CCBG”) is a bank holding company headquartered in Tallahassee, Florida. CCBG was incorporated under Florida law on December 13, 1982, to acquire five national banks and one state bank that all subsequently became part of CCBG’s bank subsidiary, Capital City Bank (“CCB” or the “Bank”). In this report, the terms “Company,” “we,” “us,” or “our” mean CCBG and all subsidiaries included in our consolidated financial statements.

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 63 full-service banking locations in Florida, Georgia, and Alabama. CCB operates these banking locations. The majority of our revenue, approximately 78%, is derived from our Florida market areas while approximately 21% and 1% of our revenues are derived from our Georgia and Alabama market areas, respectively.

At December 31, 2013, we had total consolidated assets of approximately $2.612 billion, total deposits of approximately $2.136 billion and shareowners’ equity was approximately $276.4 million. Our total assets at year-end 2012 were $2.634 billion and for year-end 2011 totaled $2.641 billion. Total revenue (interest income plus noninterest income) and net income for the last three fiscal years were $138.6 million and $6.0 million, respectively for 2013, $144.9 million and $0.1 million, respectively for 2012, and $158.3 million and $4.9 million, respectively for 2011. Our financial condition and results of operations are more fully discussed in our management discussion and analysis on page 30 and our consolidated financial statements on page 70.

Dividends and management fees received from the Bank are our primary source of income. Dividend payments by the Bank to us depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled “Regulatory Considerations” in this Item 1 and Note 13 in the Notes to Consolidated Financial Statements for a discussion of the restrictions. We had a total of 927 associates at March 1, 2014. Item 6 contains other financial and statistical information about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital stock of the CCB, our wholly owned banking subsidiary, which accounted for approximately 100% of consolidated assets at December 31, 2013, and approximately 100% of consolidated net income for the year ended December 31, 2013. In addition to our banking subsidiary, we have three primary indirect subsidiaries, Capital City Trust Company, Capital City Banc Investments, Inc., and Capital City Services Company, all of which are wholly owned subsidiaries of CCB. We also have two direct wholly owned subsidiaries of CCBG, CCBG Capital Trust I and CCBG Capital Trust II, which were formed in connection with two issuances of trust preferred securities. The nature of our primary indirect subsidiaries is provided below.

Operating Segment

We have one reportable segment with four principal services: Banking Services (CCB), Data Processing Services (Capital City Services Company), Trust and Asset Management Services (Capital City Trust Company), and Brokerage Services (Capital City Banc Investments, Inc.). Revenues from each of these principal services for the year ended 2013 totaled approximately 91.9%, 2.0%, 3.0%, and 3.1% of our total revenue, respectively. In 2012 and 2011, Banking Services (CCB) revenue was approximately 93.1% of our total revenue for each respective year.

Capital City Bank

CCB is a Florida-chartered full-service bank engaged in the commercial and retail banking business. Significant services offered by the Bank include:

▪	Business Banking – The Bank provides banking services to corporations and other business clients. Credit products are available for a wide variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as commercial leasing and letters of credit. We also provide treasury management services, and, through a marketing alliance with Elavon, Inc., merchant credit card transaction processing services.

▪	Commercial Real Estate Lending – The Bank provides a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers, and community development. Credit products are available to facilitate the purchase of land and/or build structures for business use and for investors who are developing residential or commercial property.

▪	Residential Real Estate Lending – The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products. The Bank offers both fixed-rate and adjustable rate residential mortgage (ARM) loans. A portion of our loans originated are sold into the secondary market. The Bank offers these products through its existing network of banking offices. We do not originate subprime residential real estate loans.

▪	Retail Credit – The Bank provides a full-range of loan products to meet the needs of consumers, including personal loans, automobile loans, boat/RV loans, home equity loans, and through a marketing alliance with ELAN, we offer credit card programs.

▪	Institutional Banking – The Bank provides banking services to meet the needs of state and local governments, public schools and colleges, charities, membership and not-for-profit associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of credit, and term loans.

▪	Retail Banking – The Bank provides a full-range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit services, safe deposit facilities, online banking, and mobile banking. Clients can use Capital City Bank Direct which offers a “live” call center between the hours of 8 a.m. to 6 p.m. Monday through Friday and from 9 a.m. to 12 noon on Saturday. The call center can also be accessed via live chat through the internet. Bank Direct also offers an automated phone system offering 24-hour access to client deposit and loan account information and transfer of funds between linked accounts. The Bank is a member of the “Star” ATM Network that permits banking clients to access cash at ATMs or “point-of-sale” merchants.

Capital City Trust Company

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB. The Trust Company provides asset management for individuals through agency, personal trust, IRA, and personal investment management accounts. The Trust Company also provides services for the administration of pension, profit sharing, and 401(k) plans. Associations, endowments, and other nonprofit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian. The market value of trust assets under discretionary management exceeded $634.9 million as of December 31, 2013, with total assets under administration exceeding $730.0 million.

Capital City Banc Investments, Inc.

Capital City Banc Investments, Inc. offers access to retail investment products through INVEST Financial Corporation, a member of FINRA and SIPC. Non-deposit investment and insurance products are: (i) not FDIC insured; (ii) not deposits, obligations, or guarantees by any bank; and (iii) subject to investment risk, including the possible loss of principal amount invested. Capital City Banc Investments, Inc. offers a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. We are not an affiliate of INVEST Financial Corporation.

Capital City Services Company

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies, and commercial clients located in North Florida and South Georgia. As of March 1, 2014, the Services Company is providing data processing services to five correspondent banks which have relationships with CCB.

Regulatory Matter

In late December 2013, the informal board resolutions adopted by the Company’s Board of Directors in February 2010, at the request of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), were rescinded. In addition, the informal board resolutions previously adopted by the Bank’s Board of Directors in April 2012, at the request of the Federal Reserve, were also rescinded in late December 2013. These sets of informal board resolutions had restricted the Bank’s ability to declare or pay dividends to the Company and had restricted the Company’s ability to incur any new debt or refinance existing debt, declare any dividends on its common stock, make payments on its trust preferred securities, and redeem shares of its common stock. By rescinding both sets of informal board resolutions, the Company and the Bank are no longer operating under these restrictions. In late December 2013, the Company paid the holders of its trust preferred securities all previously deferred interest.

Underwriting Standards

A core goal of CCB is to support the communities in which it operates. The Bank seeks loans from within its primary market area, which is defined as the counties in which the Bank’s offices are located. The Bank will originate loans within its secondary market area, defined as adjacent counties to those in which the Bank has offices. There may also be occasions when the Bank will have opportunities to make loans that are out of both the primary and secondary market areas. These loans will only be approved if the applicant is known to the Bank and applicant’s primary business is within our primary or secondary market area. Approval of all loans is subject to the Bank’s policies and standards described in more detail below.

The Bank has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management and the Board of Directors reviews and approves these policies and procedures on a regular basis (at least annually).

Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans. Bank management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans. Specific segments of the portfolio are monitored and reported to the Board on a quarterly basis (i.e., commercial real estate) and have strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards. The Bank recognizes that exceptions to the below-listed policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.

Residential Real Estate Loans

The Bank originates 1-4 family, owner-occupied residential real estate loans in its Residential Real Estate line of business. The Bank’s policy is to underwrite these loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Bank originates fixed-rate, adjustable-rate and variable- rate residential real estate loans. Over the past four years, the vast majority of residential loan originations have been fixed-rate loans which are sold in the secondary market on a non-recourse basis with related servicing rights (i.e., the Bank does not service sold loans). These loans require private mortgage insurance (“PMI”) if the LTV exceeds 80%. Some of the adjustable-rate residential real estate product is retained in the Bank’s loan portfolio and loans with LTV’s in excess of 85% require PMI. Adjustable rate mortgage (“ARM”) loans with an initial fixed interest rate period greater than three years are sold in the secondary market on a non-recourse basis. The Bank verifies applicants’ income, obtains credit reports and independent real estate appraisals in the underwriting process to ensure adequate collateral coverage and that loans are extended to individuals with good credit and income sufficient to repay the loan. Underwriting documentation is maintained in accordance with secondary market guidelines. The Bank has approved and funded two option ARM loans in the past, but no longer offers an option ARM product. The Bank has never offered subprime loans. Since 2008, the Bank has not offered initial teaser rates on ARM products maintained in the Bank’s portfolio. Prior to 2008, the Bank offered slightly discounted (1%) initial fixed interest rates on ARM loans maintained in the Bank’s loan portfolio.

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

Residential real estate loans also include home equity lines of credit and home equity loans (“HELOCs”). The Bank’s home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. Open-ended equity loans typically have an interest only ten year draw period followed by a five year repayment period of 0.75% of principal balance monthly and balloon payment at maturity. As of December 31, 2013, approximately 84% of the residential home equity loan portfolio consisted of the revolving open-ended product. Both equity loan products are available for both first mortgage and junior liens. Approximately 58% of the Bank’s $227.9 million residential home equity loan portfolio consisted of first lien mortgages at December 31, 2013. Policy guidelines include the following:

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

The Consumer Financial Protection Bureau finalized its ability to repay (“ATR”) rule as well as its qualified mortgage rule in January 2013 (with clarifications adopted in July 2013).  The ATR rule applies to residential mortgage loan applications received after January 14, 2014.  The scope of the rule specifically applies to loans securing 1-4 unit dwellings and includes purchases, refinances and home equity loans for principal or second homes.  Under the ATR rules, a lender may not make a residential mortgage loan unless the lender makes a reasonable and good faith determination that is based on verified, documented information at or before consummation that the borrower has a reasonable ability to repay.  The eight underwriting factors that must be considered and verified include the following: (1) income and assets: (2) employment status; (3) monthly payment of loan; (4) monthly payment of any simultaneous loan secured by the same property; (5) monthly payment for other mortgage-related obligations like property taxes and insurance; (6) current debt obligations; (7) monthly debt to income ratio; and (8) credit history (although eight factors are delineated, the ATR rule does not dictate that a lender follow a particular underwriting model).  Liability for violations of the ATR rule include actual damages, statutory damages and court costs and attorneys’ fees.

Additionally, the Consumer Financial Protection Bureau published regulations required by the Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)related to “qualified mortgages,” which are mortgages for which there is a presumption that the lender has satisfied the ATR rules.  Pursuant to Dodd-Frank, qualified mortgages (“QMs”) must have certain product-feature prerequisites and affordability underwriting requirements.  Generally, to meet the QM test, the lender must calculate the  monthly payments based on the highest payment that will apply in the first five years and the consumer must have a total debt-to-income ratio that is less than or equal to 43%.  The QM rule provides a safe harbor to the ATR rules for lenders that make loans that satisfy the definition of a QM and are not higher priced. The Bank expects to originate non-qualified mortgages under certain predefined internal and investor underwriting parameters to be sold to either secondary market investors or held in the Bank’s loan portfolio.

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

Consumer Loans

The Bank’s consumer loan portfolio includes personal installment loans, direct and indirect automobile financing, and overdraft lines of credit. The majority of the consumer loan portfolio consists of indirect and direct automobile loans. The majority of the Bank’s consumer loans are short-term and have fixed rates of interest that are set giving consideration to current market interest rates and the financial strength of the borrower. The Bank’s policy establishes maximum debt-to-income ratios, minimum credit scores, and includes guidelines for verification of applicants’ income and receipt of credit reports.

Lending Limits and Extensions of Additional Credit

The Bank has established an internal lending limit of $10.0 million for the total aggregate amount of credit that will be extended to a client and any related entities within its Board approved policies. This compares to our legal lending limit of approximately $76 million. In practice, the Bank seeks to maintain an internal lending limit of $7.5 million in order to maintain a well-diversified loan portfolio. As of December 31, 2013, there were four client relationships (including parties affiliated with borrowers) with exposures (including both outstanding balances and amounts available to be drawn) with exposures (including both outstanding balances and amounts available to be drawn) above the $7.5 million level with a cumulative loan exposure of approximately $34.7 million, two of which were classified as special mention.

In the normal course of business, the Bank does not extend additional credit to a client who has had a loan charged-off or has a loan classified as substandard. However, as part of the modification process with a troubled client, we may make an additional loan to a borrower (or an advance under an existing loan agreement) as part of the workout process. This is not a normal practice and is typically only undertaken when the client provides a credit enhancement as part of the agreement (i.e., additional collateral, new guarantor, etc.) that provides a material improvement to the loan structure. These types of modifications are reviewed on a case-by-case basis due to their unique nature.

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

In other cases, we may modify a loan because of a reduction in debt service capacity experienced by the client (i.e., potentially troubled loan whereby the client may be experiencing financial difficulties). To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt.

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

Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as Troubled Debt Restructurings (“TDRs”). Nonaccruing loans that are modified and demonstrate a history of repayment performance and a probability of future performance in accordance with their modified terms are reclassified to accruing status, typically after a designated period of time, generally six months.

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

In some cases, when it is determined that the client does not have the capacity and/or desire to work with the Bank to arrive at an amicable arrangement, we will pursue foreclosure and/or other litigation. These proceedings are subject to the laws of the states in which we operate, primarily Florida and Georgia. The majority of our legal proceedings are in Florida.

State law in Florida requires us to foreclose through a court proceeding. As part of our efforts to maximize our recovery, we may temporarily delay foreclosure and seek judgments via lawsuit. This proceeding is typically undertaken in cases where we have found commercial loan clients to be strategically working against the Bank or as a means for us to obtain the original collateral and additional liens in an accelerated manner, (which may allow for faster than normal foreclosure proceeding). For the Bank, there have been very few delays in foreclosure due to documentation weaknesses and they are immaterial to the overall process.

Additionally, under certain circumstances, we may convert construction loans to commercial loans. The Bank’s policy regarding residential construction loans (one-to-four family homes financed for home builders) is to only make such construction loans to experienced local builders who have a successful track record with the Bank, and then only when the construction will be in our market, as defined by policy. Each loan is typically made for a period of one year to allow for construction and marketing. After such period, if the property has not been sold, the loan may be extended for an additional six months. If after such extension the property has not been sold, the loan is typically put on an amortizing basis of no more than 20 years. Exceptions to this policy are made when warranted and only after approval from the Bank’s Credit Committee.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader. Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75. Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia). In 13 of 20 markets in Florida and three of five markets in Georgia, we rank within the top 4 banks in terms of market share. Furthermore, in the counties in which we operate, we maintain an average 8.80% market share in the Florida counties and 6.09% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas. The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses. While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average. We strive to provide value added services to our clients by being their banker, not just a bank. This element of our strategy distinguishes Capital City Bank from our competitors.

Over the last several years, our growth has been below historical norms. Average loans have declined from $1.935 billion in 2007 to $1.400 billion in 2013. Additionally, as a result of the credit cycle and the overall regulatory environment, we have not pursued additional acquisitions. We are making significant progress toward reducing our level of nonperforming assets, but they remain elevated at 3.26% of total assets at December 31, 2013. Our elevated levels of nonperforming assets combined with lower net interest margins have led to significantly lower earnings for the past six years compared to earnings realized in 2006 and 2007.

While our growth is below historical norms, our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and through acquisitions. We have long understood that our core deposit funding base is the predominant driver of our profitability and overall franchise value, and have focused extensively on this component of our organic growth efforts in recent years. While we have not been an active acquirer of banks since 2005, this component of our strategy is still in place.

Potential acquisition growth will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas. Five markets have been identified, four in Florida and one in Georgia, in which management intends to proactively pursue expansion opportunities. These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia. Our focus on some of these markets may change as we continue to evaluate our strategy and the impact the current economic cycle is having on any individual market. We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities in those markets are not feasible. Other expansion opportunities that will be evaluated include asset management, mortgage banking, and insurance. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services. Generally, these target institutions will range in asset size from $100 million to $400 million.

Competition

We operate in a highly competitive environment, especially with respect to services and pricing. In addition, the banking business is experiencing enormous changes. In 2009, 140 financial institutions failed in the U.S., including 25 in Georgia and 14 in Florida. In 2010, 157 financial institutions failed in the U.S., including 21 in Georgia and 29 in Florida. In 2011, 92 financial institutions failed in the U.S., including 23 in Georgia and 13 in Florida. In 2012, 51 financial institutions failed in the U.S., including 10 in Georgia and 8 in Florida. In 2013, 24 financial institutions failed in the U.S., including 3 in Georgia and 2 in Florida. Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions, and we expect significant consolidation to continue during 2014; however, we expect to continue to see less bank failures. We believe that the larger financial institutions acquiring banks in our market areas are less familiar with the markets in which we operate and typically target a different client base. We believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks. As a result, we believe the reduction of the number of community banks could further enhance our competitive position and opportunities in many of our markets. Larger financial institutions, however, can benefit from economies of scale. Therefore, these larger institutions may be able to offer banking products and services at more competitive prices than us. Additionally, these larger financial institutions may offer financial products that we do not offer.

Our primary market area consists of 20 counties in Florida, five counties in Georgia, and one county in Alabama. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions. All of Florida’s major banking concerns have a presence in Leon County. CCB’s Leon County deposits totaled $765.3 million, or 35.8% of our consolidated deposits at December 31, 2013.

The table below depicts our market share percentage within each county, based on commercial bank deposits within the county.

	Market Share as of June 30,(1)
County	2013	2012	2011
Florida
Alachua	4.5%	4.5%	4.2%
Bradford	51.8%	52.3%	52.2%
Citrus	3.6%	3.3%	3.0%
Clay	1.8%	1.8%	1.8%
Dixie	15.1%	18.5%	18.8%
Gadsden	70.2%	62.1%	60.4%
Gilchrist	40.8%	42.1%	34.4%
Gulf	14.0%	13.7%	11.3%
Hernando	1.9%	1.9%	1.8%
Jefferson	19.8%	21.4%	21.3%
Leon	15.3%	16.5%	15.7%
Levy	27.8%	28.7%	28.5%
Madison	9.0%	9.7%	10.0%
Pasco	0.1%	0.2%	0.2%
Putnam	18.9%	18.0%	18.6%
St. Johns	0.9%	1.1%	1.0%
Suwannee	6.8%	6.9%	6.5%
Taylor	21.8%	30.8%	32.0%
Wakulla	13.6%	11.7%	10.9%
Washington	13.8%	12.3%	13.0%
Georgia
Bibb	3.8%	3.5%	3.5%
Burke	12.7%	8.4%	8.3%
Grady	14.6%	17.4%	15.8%
Laurens	9.0%	10.4%	10.6%
Troup	5.1%	7.2%	6.1%
Alabama
Chambers	8.1%	7.7%	6.8%

(1)	Obtained from the June 30, 2013 FDIC Summary of Deposits Report.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors' offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	17	64
Bradford	3	3
Citrus	13	48
Clay	13	30
Dixie	4	5
Gadsden	3	4
Gilchrist	4	7
Gulf	3	5
Hernando	14	40
Jefferson	2	2
Leon	17	82
Levy	2	11
Madison	6	6
Pasco	23	110
Putnam	6	13
St. Johns	21	61
Suwannee	5	8
Taylor	3	4
Wakulla	3	5
Washington	6	6
Georgia
Bibb	10	51
Burke	5	10
Grady	5	8
Laurens	10	20
Troup	10	24
Alabama
Chambers	6	9

Data obtained from the June 30, 2013 FDIC Summary of Deposits Report.

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

The Federal Reserve Board maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (i) acquire up to 33% of total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15% or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control.

As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate-income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must also obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (i) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (ii) controlling the election of a majority of directors of a bank; (iii) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (iv) as determined by the Florida Office of Financial Regulation. These requirements will affect us because CCB is chartered under Florida law and changes in control of CCBG are indirect changes in control of CCB.

Tying

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

Capital; Dividends; Source of Strength

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are generally able to borrow money to make a capital contribution to CCB, and such loans may be repaid from dividends paid from CCB to us. We are also able to raise capital for contributions to CCB by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

We suspended payments of dividends to our shareowners in December 2011. On February 27, 2014, our board of directors declared a cash dividend of $0.02 per common share, payable on March 24, 2014 to shareowners of record as of the close of business on March 10, 2014.

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

Insurance of Accounts and Other Assessments

CCB pays its deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.

Under the current assessment system, the FDIC assigns an institution to one of four categories designed to measure risk, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations. Total base assessment rates currently range from 0.025% of deposits for an institution in the highest sub-category of the highest category to 0.45% of deposits for an institution in the lowest category.

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as “10% Shareowners,” or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareowners or which is controlled by those executive officers, directors or 10% Shareowners, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed CCB’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which CCB is permitted to extend credit to executive officers.

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

Capital Regulations

The Federal Reserve has adopted risk-based capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The federal banking regulators have issued final rules that are effective January 1, 2015 for community banks. These final rules are major changes to the current general risk-based capital rule and are designed to substantially conform with the Basel III international standards.

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

As of December 31, 2013, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Tier I Capital:
CCBG	$256,338	16.56%	$62,058	4.00%	N/A	N/A
CCB	256,554	16.59%	61,992	4.00%	$92,988	6.00%

Total Capital:
CCBG	277,618	17.94%	124,116	8.00%	N/A	N/A
CCB	275,927	17.85%	123,984	8.00%	154,980	10.00%

Tier I Leverage:
CCBG	256,338	10.46%	98,029	4.00%	N/A	N/A
CCB	256,554	10.48%	97,931	4.00%	122,414	5.00%

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. In this respect, the final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets. The conservation buffer will be phased in from 2016 through 2019. The rule also, among other things, raises the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

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

State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of time, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act. The Interstate Banking Act, as amended by the Dodd-Frank Act, established deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial-entry acquisitions.

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

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of our anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. We and our affiliates have adopted policies, procedures and controls designed to comply with the BSA and the USA PATRIOT Act.

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

Federal Home Loan Bank System

CCB is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

As a member of the FHLB of Atlanta, CCB is required to own capital stock in the FHLB in an amount at least equal to 0.12% (or 12 basis points), which is subject to annual adjustments, of the CCB’s total assets at the end of each calendar year (with a dollar cap of $20 million), plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. As of December 31, 2013, CCB was in compliance with this requirement.

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

Consumer Laws and Regulations

CCB is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Credit Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. CCB must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Our profitability depends to a large extent on Capital City Bank’s net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as is likely to continue in the current zero-interest-rate-policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thereby reducing our net interest income.

Our loan portfolio includes loans with a higher risk of loss which could lead to higher loan losses and nonperforming assets.

We originate commercial real estate loans, commercial loans, construction loans, vacant land loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, vacant land, and consumer loans may expose a lender to greater credit risk than traditional fixed rate fully amortizing loans secured by single-family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real estate. In addition, these loan types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

▪	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on the borrower’s ability to either refinance the loan or timely sell the underlying property. As of December 31, 2013, commercial mortgage loans comprised approximately 38.1% of our total loan portfolio.

▪	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2013, commercial loans comprised approximately 9.0% of our total loan portfolio.

▪	Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2013, construction loans comprised approximately 2.6% of our total loan portfolio.

▪	Vacant Land Loans. Because vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. As of December 31, 2013, vacant land loans comprised approximately 6.2% of our total loan portfolio.

▪	HELOCS. Our open-ended home equity loans have an interest-only draw period followed by a five year repayment period of 0.75% of the principal balance monthly and a balloon payment at maturity. Upon the commencement of the repayment period, the monthly payment can increase significantly, thus, there is a heightened risk that the borrower will be unable to pay the increased payment. Further, these loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment may depend on the borrower’s ability to either refinance the loan or timely sell the underlying property.

▪	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. As of December 31, 2013, consumer loans comprised approximately 11.2% of our total loan portfolio.

The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as compared to fixed rated fully amortizing single-family real estate loans). Loan defaults would likely increase our loan losses and nonperforming assets and could adversely affect our allowance for loan losses.

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

An impairment in the carrying value of our goodwill could negatively impact our earnings and shareowners’ equity.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, including the sustained trading price of our common stock at less than book value, we are required to consider the recoverability of goodwill each quarter (rather than a typical annual assessment) and conduct a valuation analysis, if appropriate. Continued sustained decline in our market capitalization, disruptions in our business, or unexpected declines in our operating results and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios. Goodwill impairment is a non-cash charge, which does not adversely affect the calculation of our risk based and tangible capital ratios. Please see Note 5 in the Notes to Consolidated Financial Statements for additional discussion. As of December 31, 2013, we had $84.8 million in goodwill, which represented approximately 3.2% of our total assets.

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

As of December 31, 2013, the Bank’s allowance for loan losses was $23.1 million, which represented approximately 1.65% of its total amount of loans. The Bank had $37.0 million in nonaccruing loans as of December 31, 2013. The allowance is based on management’s reasonable estimate and may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Bank’s allowance for loan losses would adversely impact our net income and capital in future periods, while having the effect of overstating our current period earnings.

If our nonperforming assets remain elevated, our earnings will suffer.

At December 31, 2013, our nonperforming loans totaled $37.0 million, or 2.64% of the total loan portfolio, representing a decrease of $27.3 million from December 31, 2012. At December 31, 2013, our nonperforming assets (which include other real estate owned) were $85.0 million, or 3.26% of total assets. In addition, the Bank had approximately $7.7 million in accruing loans that were greater than 30 days delinquent as of December 31, 2013. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or real estate owned. In addition, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly. In addition, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Should our financial condition deteriorate, we may need additional capital resources in the future and these capital resources may not be available on acceptable terms or at all. If we do raise additional capital, your ownership could be diluted.

Should our financial condition deteriorate, we may need to incur additional debt or equity financing in the future to maintain required capital ratios above the minimum required by law. Such financing may not be available to us on acceptable terms or at all. Furthermore, our Articles of Incorporation do not provide shareowners with preemptive rights and such securities may be offered to investors other than shareowners at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could reduce market price per share of common stock and dilute your ownership interest and such dilution could be substantial.

Risks Related to Regulation and Legislation

Recently enacted legislation, particularly the Dodd-Frank Act, could materially and adversely affect us by increasing compliance costs, heightening our risk of noncompliance with applicable regulations, and changing the competitive landscape in the banking industry.

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Many of these provisions remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative and regulatory burdens that will obligate us to incur additional expenses and will adversely affect our margins and profitability. We will also have a heightened risk of noncompliance with the additional regulations. Finally, the impact of some of these new regulations is not known and may affect our ability to compete long-term with larger competitors.

The new Basel III Capital Standards may have an adverse effect on us.

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also, among other things, raises the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. We must begin transitioning to the new rules effective January 1, 2015. The impact of the new capital rules is likely to require us to maintain higher levels of capital, which will lower our return on equity.

Compliance with the Consumer Financial Protection Bureau’s ability-to-repay rule safe-harbor could adversely impact our growth or profitability.

The Consumer Financial Protection Bureau has issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy the “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

▪	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
▪	interest-only payments;
▪	negative-amortization; and
▪	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates we pay on amounts used to fund assets, such as deposits, and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our strategy is to manage the mix of our deposits rather than compete on rate. As a result, approximately 30% of our deposits were noninterest- bearing as of December 31, 2013.

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase. Although Regulation Q has been effective for over two years, the impact may not have been realized yet because of the current zero interest rate policy environment.

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

The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. In addition, the Dodd-Frank Act imposes significant additional regulation on our operations. Many of these regulations are intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareowners. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition. Please refer to the Section entitled “Business – Regulatory Considerations” in this Report.

Florida financial institutions, such as the Bank, face a higher risk of noncompliance and enforcement actions with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to the institution’s Bank Secrecy Act/Anti-Money Laundering compliance. Consequently, numerous formal enforcement actions have been instituted against financial institutions.

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia. As of December 31, 2013, approximately 79.1% of our loans had real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2013, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas, such as the one from which these areas are currently recovering, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2013, approximately 38.1% and 38.4% of our $1.400 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 3% was secured by property under construction.

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

A large portion of our investment securities portfolio as of December 31, 2013 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/loss. Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity.

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

On February 27, 2014, our Board of Directors declared a cash dividend of $0.02 per common share, payable on March 24, 2014 to shareowners of record as of the close of business on March 10, 2014. This was the first dividend declared since we announced the suspension of our quarterly dividend on our common stock on December 14, 2011. Declarations of any future dividends will be contingent on our ability to earn sufficient profits and to remain adequately capitalized. In addition, due to our contractual obligations with the holders of the trust preferred securities, if we defer the payment of accrued interest owed to the holders of the trust preferred securities, we may not make dividend payments to our shareowners.

Further, under applicable statutes and regulations, the Bank’s board of directors, after charging-off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare and pay dividends to CCBG of up to the aggregate net income of that period combined with the Bank’s retained net income for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net income which accrued prior to the preceding two years.  Thus, our ability to fund future dividends may be restricted by state law.

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on the Nasdaq Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock over the 12-month period ending December 31, 2013 was approximately 21,708 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us and our business. We do not have any control over securities analysts and they may not initiate coverage or continue to cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover our Company or fails to publish regular reports on us, we could lose visibility in the financial markets, which may cause our stock price or trading volume to decline.

Our directors, executive officers, and principal shareowners, if acting together, have substantial control over all matters requiring shareowner approval, including changes of control. Because Mr. William G. Smith, Jr. is a principal shareowner and our Chairman, President, and Chief Executive Officer and Chairman of the Bank, he has substantial control over all matters on a day to day basis.

Our directors, executive officers, and principal shareowners beneficially owned approximately 39% of the outstanding shares of our common stock as of December 31, 2013. Our principal shareowners include the Estate of Robert H. Smith, who was the brother of William G. Smith, Jr., our Chairman, President and Chief Executive Officer, which beneficially owns 17.8% of our shares. William G. Smith, Jr. beneficially owns 21.8% of our shares. In addition, 2S Partnership beneficially owns 6.0% of our shares, however, its shares were historically deemed to be beneficially owned by Messrs. Smith and Smith. Together, Mr. Smith and the Estate of Robert H. Smith beneficially own approximately 33% of our shares.

Accordingly, these directors, executive officers, and principal shareowners, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, because William G. Smith, Jr. is the Chairman, President, and Chief Executive Officer of CCBG and Chairman of the Bank, he has substantial control over all matters on a day-to-day basis, including the nomination and election of directors.

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

As of February 28, 2014, the Bank had 63 full-service banking locations.  Of the 63 locations, the Bank leases the land, buildings, or both at 7 locations and owns the land and buildings at the remaining 56.

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

PART II

Item 5.       Market for the Registrant's Common Equity, Related Shareowner Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the Nasdaq Global Select Market under the symbol “CCBG.” We had a total of 1,651 shareowners of record as of February 28, 2014.

The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash dividends declared for each quarter during the past two years.

	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$12.69	$13.08	$12.64	$12.54	$11.91	$10.96	$8.73	$9.91
Low	11.33	11.06	10.12	10.95	9.04	7.00	6.35	7.32
Close	11.77	11.78	11.53	12.35	11.37	10.64	7.37	7.45
Cash dividends per share	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Florida law and Federal regulations impose restrictions on our ability to pay dividends and limitations on the amount of dividends that the Bank can pay annually to us. See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business section on page 14 and the section entitled “Liquidity and Capital Resources – Dividends” -- in Management's Discussion and Analysis of Financial Condition and Operating Results on page 54 and Note 13 in the Notes to Consolidated Financial Statements. On February 27, 2014, our board of directors declared a cash dividend of $0.02 per common share, payable on March 24, 2014 to shareowners of record as of the close of business on March 10, 2014.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the Nasdaq Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2008 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Capital City Bank Group, Inc.	$100.00	$53.92	$50.97	$39.71	$47.27	$48.94
Nasdaq Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL $1B-$5B Bank Index	100.00	71.68	81.25	74.10	91.37	132.87

Item 6.       Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2013	2012	2011	2010	2009
Interest Income	$82,152	$89,680	$99,459	$110,495	$122,776
Net Interest Income	77,736	84,312	91,922	97,533	105,934
Provision for Loan Losses	3,472	16,166	18,996	23,824	40,017
Noninterest Income	56,416	55,185	58,848	56,825	57,391
Noninterest Expense	122,710	124,559	126,248	133,916	132,115
Net Income (Loss)	6,045	108	4,897	(413)	(3,471)

Per Common Share:
Basic Net Income (Loss)	$0.35	$0.01	$0.29	$(0.02)	$(0.20)
Diluted Net Income (Loss)	0.35	0.01	0.29	(0.02)	(0.20)
Cash Dividends Declared	—	—	0.30	0.49	0.76
Diluted Book Value	15.85	14.31	14.68	15.15	15.72

Performance Ratios:
Return on Average Assets	0.24%	0.00%	0.19%	(0.02)%	(0.14)%
Return on Average Equity	2.40	0.04	1.86	(0.16)	(1.26)
Net Interest Margin (FTE)	3.54	3.81	4.18	4.32	4.96
Noninterest Income as % of Operating Revenues	42.25	39.66	39.13	36.81	35.14
Efficiency Ratio	91.09	88.72	83.24	85.95	79.78

Asset Quality:
Allowance for Loan Losses	$23,095	$29,167	$31,035	$35,436	$43,999
Allowance for Loan Losses to Loans	1.65%	1.93%	1.91%	2.01%	2.30%
Nonperforming Assets	85,035	117,648	137,623	123,637	122,408
Nonperforming Assets to Assets	3.26	4.47	5.21	4.72	4.52
Nonperforming Assets to Loans + OREO	5.87	7.47	8.14	6.81	6.27
Allowance to Nonperforming Loans	62.48	45.42	41.37	53.94	51.00
Net Charge-Offs to Average Loans	0.66	1.16	1.39	1.77	1.66

Capital Ratios:
Tier I Capital	16.56%	14.35%	13.96%	13.24%	12.76%
Total Capital	17.94	15.72	15.32	14.59	14.11
Tangible Capital	7.58	6.35	6.51	6.82	6.84
Leverage	10.46	9.90	10.26	10.10	10.39
Equity to Assets	10.58	9.37	9.54	9.88	9.89
Dividend Pay-Out	NM	NM	103.45	NM	NM

Averages for the Year:
Loans, Net	$1,450,806	$1,556,565	$1,686,995	$1,829,193	$1,961,990
Earning Assets	2,213,686	2,229,621	2,221,317	2,294,282	2,184,232
Total Assets	2,568,662	2,590,173	2,583,197	2,644,731	2,516,815
Deposits	2,070,073	2,105,672	2,081,583	2,192,323	1,992,429
Shareowners' Equity	251,427	252,960	263,048	264,679	275,545

Year-End Balances:
Loans, Net	$1,399,669	$1,521,302	$1,628,683	$1,758,671	$1,915,940
Earning Assets	2,274,019	2,261,781	2,266,193	2,269,185	2,369,029
Total Assets	2,611,903	2,633,984	2,641,312	2,622,053	2,708,324
Deposits	2,136,248	2,144,996	2,172,519	2,103,976	2,258,234
Shareowners' Equity	276,400	246,889	251,942	259,019	267,899

Other Data:
Basic Average Shares Outstanding	17,324,759	17,204,559	17,139,558	17,075,867	17,043,964
Diluted Average Shares Outstanding	17,399,355	17,219,765	17,140,390	17,076,724	17,044,711
Shareowners of Record(1)	1,651	1,691	1,701	1,768	1,778
Banking Locations(1)	63	66	70	70	70
Full-Time Equivalent Associates(1)	891	913	959	975	1,006

(1)	As of record date. The record date is on or about March 1st of the following year.
NM – Not Meaningful

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled “Business Overview,”“Executive Overview,”“Results of Operations,”“Financial Condition,”“Liquidity and Capital Resources,”“Off-Balance Sheet Arrangements,” “Fourth Quarter, 2013 Financial Results,” and “Accounting Policies.”  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2013 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as “CCBG,”“Company,”“we,”“us,” or “our.”

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

BUSINESS OVERVIEW

Our Business

We are a bank holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the “Bank” or “CCB”). The Bank offers a broad array of products and services through a total of 63 full-service offices located in Florida, Georgia, and Alabama. The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on interest earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as service charges on deposit accounts, asset management and trust fees, retail securities brokerage fees, mortgage banking fees, bank card fees, and data processing fees.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader. Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75. Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia). In 13 of 20 markets in Florida and three of five markets in Georgia, we rank within the top four banks in terms of market share. Furthermore, in the counties in which we operate, we maintain an average 8.80% market share in the Florida counties and 6.09% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas. The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses. While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average. We strive to provide value added services to our clients by being their banker, not just a bank. This element of our strategy distinguishes Capital City Bank from our competitors.

While our recent growth is below historical norms, our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions. We have long understood that our core deposit funding base is a predominant driver of our profitability and overall franchise value, and have focused extensively on this component of our organic growth efforts in recent years. While we have not been an active acquirer of banks since 2005, this component of our strategy is still in place.

Potential acquisition growth will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas. Five markets have been identified, four in Florida and one in Georgia, in which management intends to proactively pursue expansion opportunities. These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia. Our focus on some of these markets may change as we continue to evaluate our strategy and the impact the current economic cycle is having on any individual market. We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, mortgage banking, and insurance. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services. Generally, these target institutions will range in asset size from $100 million to $400 million.

EXECUTIVE OVERVIEW

2013 was a turnaround year for our Company as we reported net income of $6.0 million compared to $0.1 million in 2012. The growth in net income on an operating basis reflects lower credit-related costs and, to a lesser extent, higher noninterest income that was partially offset by reduction in net interest income. Below are summary highlights that impacted our performance for the year:

▪	Significant decline in loan loss provision ($12.7 million) reflective of lower loan losses and favorable loan migration
▪	Solid growth in noninterest income ($1.2 million) driven by wealth management
▪	Reduction in operating expenses ($1.8 million) reflective of lower OREO costs and strong expense control
▪	Lower net interest income ($6.6 million) primarily attributable to declining loan balances

Our credit quality metrics improved noticeably in 2013 reflective of a significant decline in the level of our nonperforming assets driven by both strong OREO sales as well as reduced problem loan inflows. We continue to believe that our disciplined approach to capturing the maximum value possible when disposing of our problem assets is in the best long-term interest of our shareowners and 2013 helped to further validate that approach.

We continued to realize an unfavorable change in our earning asset mix during 2013 due to reduction in our loan balances which has resulted in a high level of liquidity and an unfavorable impact on earnings. Loan growth remains challenging as our markets continued a relatively slow recovery in 2013. Efforts to stabilize our loan portfolio balances were ongoing during 2013 as we implemented new loan programs aimed at driving growth in business segments that are showing greater loan demand, including business and indirect auto lending.

Our capital ratios improved noticeably year-over-year due to earnings retention, but more significantly due to a favorable adjustment in the pension component of our other comprehensive income, which increased our tangible capital ratio by 123 basis points to 7.58% at year-end 2013.

While we have allocated significant resources to problem asset resolution in recent years, we have also been intensely focused on our business and our changing industry. Development and implementation of strategies aimed at improving the capacity and efficiency of our loan and deposit delivery channels positions us to capitalize on loan growth opportunities as conditions in our markets improve as well as further enhance our core deposit franchise.

During 2014, efforts to further reduce our nonperforming assets and stabilize our loan portfolio balances will remain our key focus as well as continuation of efforts to diversify and enhance our noninterest income revenue stream and reduce core operating expenses.

Key components of our 2013 financial performance are summarized below:

Results of Operations

▪	For 2013, taxable equivalent net interest income decreased $6.6 million, or 7.8%, to $78.3 million driven by declines in loan income attributable to lower portfolio balances and unfavorable asset repricing, which was partially offset by reductions in interest expense. Our net interest margin of 3.54% in 2013 was 27 basis points lower than the 3.81% recorded in 2012. In 2013, compared to 2012, the yield on interest earning assets declined 31 basis points and was partially offset by a decline in the cost of funds of 4 basis points.

▪	We recorded a loan loss provision of $3.5 million for 2013 compared to $16.2 million in 2012, which reflected favorable problem loan migration, lower loan losses, and overall improvement in key credit metrics. OREO costs declined for the second consecutive year totaling $9.5 million in 2013 and $11.4 million in 2012 attributable to lower carrying costs and a reduced level of valuation adjustments reflecting improved real estate valuations in our markets.

▪	For 2013, noninterest income totaled $56.4 million, a $1.2 million, or 2.2%, increase over 2012 attributable to higher wealth management fees of $1.0 million and other income of $0.9 million, partially offset by lower deposit fees of $0.5 million and mortgage banking fees of $0.1 million. Growth in new accounts and higher trading activity by our clients drove the increase in wealth management fees. Other income increased due to higher gains from the sale of OREO properties. Lower overdraft fees drove the reduction in deposit fees.

▪	For 2013, noninterest expense totaled $122.7 million, a $1.8 million, or 1.5%, decrease from 2012 attributable to a decline in other expense of $3.0 million and occupancy expense of $0.7 million that was partially offset by higher compensation of $1.9 million. Lower OREO expense drove the reduction in other expense with lower legal fees, professional fees, and miscellaneous expense also contributing to a lesser extent. Declines were realized in most of the occupancy expense categories and generally reflect stronger cost controls and other cost reduction initiatives. The increase in compensation expense was attributable to an increase in associate benefit expense of $2.2 million, reflective of higher pension plan expense of $1.0 million and stock compensation expense of $0.9 million, partially offset by a $0.3 million reduction in salary expense.

Financial Condition

▪	Average assets totaled approximately $2.569 billion for 2013, a decrease of $21.5 million, or 0.8%, from 2012. Year-over-year, average short-term investments and investment securities increased $38.6 million and $51.2 million, respectively, while average loans declined $105.8 million. The unfavorable shift in our mix of earning assets reflects slow recovery of loan demand in our markets and reduction in loan balances. We continue to maintain a strong liquidity position as evidenced by average funds sold of approximately $423.0 million for the year.

▪	Average total deposits for 2013 were $2.070 billion, a decrease of $35.6 million, or 1.7%, from 2012. Decreases in NOW accounts and certificates of deposit were partially offset by increases in noninterest-bearing deposits, money market accounts, and savings accounts.

▪	At year-end 2013, our nonperforming assets totaled $85.0 million, a decrease of $32.7 million from year-end 2012. Nonaccrual loans totaled $37.0 million at year-end 2012, a decrease of $27.2 million from year-end 2012, reflective of loan resolutions which outpaced gross additions. Nonaccrual loan additions slowed again for the second consecutive year, by $17 million, or 28%. The balance of OREO totaled $48.1 million at year-end 2013, a decrease of $5.3 million from year-end 2012. We continued to experience progress during 2013 in our efforts to dispose of OREO selling properties totaling $25.9 million compared to $28.2 million in 2012.

▪	Our allowance for loan losses at year-end 2013 was $23.1 million (1.65% of loans) and provided coverage of 62% of nonperforming loans compared to $29.2 million (1.93% of loans) and 45% of nonperforming loans at year-end 2012. Net charge-offs for 2013 totaled $9.5 million, or 0.66% of average loans compared to $18.0 million, or 1.16% in 2012, reflective of lower residential and commercial real estate loan charge-offs. Since 2008, we have recorded a cumulative loan loss provision totaling $135.0 million, or 7.1% of beginning loans and have recognized cumulative net charge-offs of $129.6 million, or 6.8%.

▪	Shareowners’ equity increased by $29.5 million from $246.9 million at December 31, 2012 to $276.4 million at December 31, 2013, primarily attributable to an actuarial gain reducing our pension liability. We continue to maintain a strong capital base as evidenced by a risk-based capital ratio of 17.94% and a tangible common equity ratio of 7.58% at year-end 2013 compared to 15.72% and 6.35%, respectively, at year-end 2012.

RESULTS OF OPERATIONS

For 2013, we realized net income of $6.0 million, or $0.35 per diluted share compared to $0.1 million, or $0.01 per diluted share, in 2011, and $4.9 million, or $0.29 per diluted share in 2011.

The increase in earnings for 2013 reflects a lower loan loss provision of $12.7 million, higher noninterest income of $1.2 million, and lower noninterest expense of $1.8 million, partially offset by a reduction in net interest income of $6.6 million and higher income taxes of $3.2 million.

The decline in earnings for 2012 as compared to 2011 was attributable to lower operating revenues of $11.3 million partially offset by a decrease in our loan loss provision of $2.8 million, a decrease in noninterest expense of $1.7 million and a reduction in income taxes of $2.0 million. 2011 performance reflects the sale of our Visa Class B shares of stock (“Visa stock”), which resulted in a $2.6 million net gain ($3.2 million pre-tax included in noninterest income and a swap liability of $0.6 million included in noninterest expense).

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1

CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands, Except Per Share Data)	2013	2012	2011
Interest Income	$82,152	$89,680	$99,459
Taxable Equivalent Adjustments	583	616	925
Total Interest Income (FTE)	82,735	90,296	100,384
Interest Expense	4,416	5,368	7,537
Net Interest Income (FTE)	78,319	84,928	92,847
Provision for Loan Losses	3,472	16,166	18,996
Taxable Equivalent Adjustments	583	616	925
Net Interest Income After Provision for Loan Losses	74,264	68,146	72,926
Noninterest Income	56,416	55,185	58,848
Noninterest Expense	122,710	124,559	126,248
Income (Loss) Before Income Taxes	7,970	(1,228)	5,526
Income Tax Expense (Benefit)	1,925	(1,336)	629
Net Income	$6,045	$108	$4,897

Basic Net Income Per Share	$0.35	$0.01	$0.29
Diluted Net Income Per Share	$0.35	$0.01	$0.29

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  We provide an analysis of our net interest income, including average yields and rates in Tables 2 and 3 below.  We provide this information on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations.

In 2013, our taxable equivalent net interest income decreased $6.6 million, or 7.8%.  This follows a decrease of $7.9 million, or 8.5%, in 2012, and a decrease of $6.1 million, or 6.2%, in 2011.  The decrease in our taxable equivalent net interest income in these years was primarily driven by declines in loan income attributable to lower portfolio balances and unfavorable asset repricing, which was partially offset by reductions in interest expense.  The lower interest expense is primarily attributable to declines in certificates of deposit balances and reflects favorable repricing in all interest-bearing deposit categories.

For 2013, taxable equivalent interest income declined $7.6 million, or 8.4%, from 2012, $10.1 million, or 10.0% in 2012 from 2011, and $11.6 million, or 10.3%, in 2011 from 2010.  The decrease for all periods is specifically attributable to both the shift in earning asset mix and lower yields. The declining loan portfolio has resulted in the higher yielding interest earning assets being replaced with lower yielding federal funds or investment securities. Additionally, lower yields on new loan and investment production and loan portfolio repricing continue to adversely affect net interest income.

These factors produced a 31 basis point decline in the yield on interest earning assets, which decreased from 4.05% in 2012 to 3.74% for 2013.  This compares to a 47 basis point decline in 2012 over 2011.

Interest expense decreased $952,000, or 17.7%, from 2012, and $2.2 million, or 28.8%, in 2012 over 2011.  The lower cost of funds when compared to both periods was a result of continued rate reductions on all deposit products except savings accounts.  The rate reductions on deposits reflect our response to a historically low interest rate environment and desire to continue our focus on core banking relationships. The average rate paid on interest-bearing liabilities decreased 5 basis points from 2012, and declined 12 basis points in 2012 from 2011, reflecting the factors mentioned above.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 26 basis points in 2013 compared to 2012 and declined 35 basis points in 2012 compared to 2011.  The decrease in both years was primarily attributable to the adverse impact of lower rates and a change in the mix of interest earning assets, which more than offset the repricing of our deposit base.

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

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) of 3.54% in 2013 was 27 basis points lower than the 3.81% recorded in 2012 and was 37 basis points lower in 2012 than the 4.18% reported in 2011.  In 2013, compared to 2012, the yield on earning assets declined 31 basis points and was partially offset by a decline in the cost of funds of 4 basis points. The earning asset yield decline of 47 basis points in 2012 over 2011 was partially offset by a reduction in the cost of funds by 10 basis points.

The shift in our earning asset mix and continued unfavorable asset repricing resulted in a net interest margin of 3.45% for the fourth quarter of 2013, which represents a decline of 33 basis points over the fourth quarter of 2012.  The decline in interest earning assets primarily attributable to the loan portfolio, coupled with the low rate environment continues to put pressure on our net interest income.

As experienced in 2012 and again throughout 2013, historically low interest rates (essentially setting a floor on deposit repricing), foregone interest, unfavorable asset repricing without the flexibility to significantly adjust deposit rates and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin.  Our current strategy, which is consistent with our historical strategy, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.  Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the margin throughout 2014.

Table 2

AVERAGE BALANCES AND INTEREST RATES

	2013			2012			2011
(Taxable Equivalent Basis - Dollars in Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,450,806	$78,484	5.41%	$1,556,565	$85,780	5.51%	$1,686,995	$95,520	5.66%
Taxable Investment Securities	232,173	2,344	0.94	223,429	2,912	1.27	243,059	3,320	1.38
Tax-Exempt Investment Securities(2)	108,042	830	0.76	65,560	658	1.00	62,497	996	1.59
Funds Sold	422,665	1,077	0.25	384,067	946	0.25	228,766	548	0.24
Total Earning Assets	2,213,686	82,735	3.74%	2,229,621	90,296	4.05%	2,221,317	100,384	4.52%
Cash & Due From Banks	49,978			48,924			48,823
Allowance for Loan Losses	(28,167)			(30,959)			(32,066)
Other Assets	333,165			342,587			345,123
TOTAL ASSETS	$2,568,662			$2,590,173			$2,583,197

LIABILITIES
NOW Accounts	$719,493	$482	0.07%	$771,617	$634	0.08%	$748,774	$890	0.12%
Money Market Accounts	284,245	211	0.07	280,165	255	0.09	282,271	437	0.15
Savings Accounts	203,864	101	0.05	175,712	87	0.05	151,801	73	0.05
Other Time Deposits	231,354	637	0.28	267,263	1,132	0.42	330,750	2,547	0.77
Total Interest Bearing Deposits	1,438,956	1,431	0.10%	1,494,757	2,108	0.14%	1,513,596	3,947	0.26%
Short-Term Borrowings	53,922	235	0.44	52,178	196	0.38	68,061	305	0.45
Subordinated Notes Payable	62,887	1,420	2.23	62,887	1,477	2.31	62,887	1,380	2.16
Other Long-Term Borrowings	41,077	1,330	3.24	41,513	1,587	3.82	47,841	1,905	3.98
Total Interest Bearing Liabilities	1,596,842	4,416	0.28%	1,651,335	5,368	0.33%	1,692,385	7,537	0.45%
Noninterest Bearing Deposits	631,117			610,915			567,987
Other Liabilities	89,276			74,963			59,777
TOTAL LIABILITIES	2,317,235			2,337,213			2,320,149

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	251,427			252,960			263,048

TOTAL LIABILITIES & EQUITY	$2,568,662			$2,590,173			$2,583,197

Interest Rate Spread			3.46%			3.72%			4.07%
Net Interest Income		$78,319			$84,928			$92,847
Net Interest Margin(3)			3.54%			3.81%			4.18%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $1.6 million, $1.6 million, and $1.5 million in 2013, 2012, and 2011, respectively.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Table 3

RATE/VOLUME ANALYSIS(1)

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Volume	Rate	Total	Calendar	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$(7,296)	$(5,828)	$(1,468)	$(9,740)	$262	$(7,610)	$(2,392)
Investment Securities:
Taxable	(568)	114	(682)	(408)	9	(181)	(236)
Tax-Exempt(2)	172	519	(347)	(338)	3	49	(390)
Funds Sold	131	95	36	398	1	535	(138)
Total	(7,561)	(5,100)	(2,461)	(10,088)	275	(7,207)	(3,156)

Interest Bearing Liabilities:
NOW Accounts	(152)	(34)	(118)	(256)	3	109	(368)
Money Market Accounts	(44)	4	(48)	(182)	1	(3)	(180)
Savings Accounts	14	14	—	14	—	12	2
Time Deposits	(495)	(152)	(343)	(1,415)	7	(487)	(935)
Short-Term Borrowings	39	7	32	(109)	1	(112)	2
Subordinated Notes Payable	(57)	—	(57)	97	4	—	93
Other Long-Term Borrowings	(257)	(13)	(244)	(318)	5	(251)	(72)
Total	(952)	(174)	(778)	(2,169)	21	(732)	(1,458)

Changes in Net Interest Income	$(6,609)	$(4,926)	$(1,683)	$(7,919)	$254	$(6,475)	$(1,698)

(1)	This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for interest earning assets and interest-bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

Provision for Loan Losses

The provision for loan losses was $3.5 million in 2013 compared to $16.2 million in 2012 and $19.0 million in 2011. The decline in the provision for 2013 and 2012 reflects favorable problem loan migration, lower loan losses, and overall improvement in key credit metrics. We discuss these trends in further detail below under Risk Element Assets and Allowance for Loan Losses.

Noninterest Income

Noninterest income totaled $56.4 million in 2013, $55.2 million in 2012, and $58.8 million in 2011. For 2013, the $1.2 million, or 2.2%, increase over 2012 reflects higher wealth management fees of $1.0 million and other income of $0.9 million, partially offset by lower deposit fees of $0.5 million and mortgage banking fees of $0.1 million.

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

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 42.2% in 2013, 39.7% in 2012, and 39.1% in 2011. The increase in this metric for 2013 and 2012 reflects a reduction in net interest income, which was previously discussed in detail under Net Interest Income.

The table below reflects the major components of noninterest income.

(Dollars in Thousands)	2013	2012	2011
Deposit Fees	$25,254	$25,792	$25,451
Bank Card Fees	10,786	10,783	10,141
Wealth Management Fees	8,179	7,181	7,615
Securities Transactions	3	—	—
Mortgage Banking Fees	3,534	3,600	2,675
Data Processing Fees	2,674	2,713	3,230
Other	5,986	5,116	9,736
Total Noninterest Income	$56,416	$55,185	$58,848

Various significant components of noninterest income are discussed in more detail below.

Deposit Fees. For 2013, deposit service charge fees totaled $25.3 million, compared to $25.8 million in 2012 and $25.5 million in 2011. The $0.5 million, or 2.1%, decrease in 2013 compared to 2012 reflects a lower level of overdraft fees, partially offset by higher business account analysis fees. The $0.3 million, or 1.3%, increase in 2012 compared to 2011 was driven by a lower level of charged-off checking accounts and improved fee collection experience.

Bank Card Fees. Bank card fees totaled $10.8 million in 2013 compared to $10.8 million in 2012 and $10.1 million in 2011. Bank card fees were essentially flat in 2013 compared to 2012 due to a reduction in the interchange rate for PIN based transactions. The $0.6 million, or 6.3%, increase in 2012 compared to 2011 reflects higher card utilization as well as an increase in the number of active cards due to an increase in transaction accounts.

Wealth Management Fees. Wealth management fees include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $8.2 million in 2013 compared to $7.2 million in 2012 and $7.6 million in 2011. The $1.0 million, or 13.9%, increase in 2013 compared to 2012 reflects a $1.2 million increase in retail brokerage fees partially offset by a $0.1 million decrease in trust fees. The growth in retail brokerage fees was driven by higher trading activity by our clients and new account growth. The slight decline in trust fees reflects a decline in trust assets under management primarily attributable to account distributions. The $0.4 million, or 5.7%, decrease in 2012 compared to 2011 was due to lower trust fees of $0.3 million and retail brokerage fees of $0.1 million. The reduction in trust fees was driven by lower asset values for managed accounts as well as a decline in estate management fees. The slight decline in retail brokerage fees was attributable to lower trading activity by our clients. At December 31, 2013, total assets under management were approximately $1.259 billion compared to $1.124 billion at December 31, 2012 and $1.142 billion at December 31, 2011.

Mortgage Banking Fees. Mortgage banking fees totaled $3.5 million in 2013 compared to $3.6 million in 2012 and $2.7 million in 2011. The $0.1 million, or 1.8%, decrease in 2013 compared to 2012 primarily reflects a slowdown in refinance activity that was substantially offset by a higher margin realized for sold loans. The $0.9 million, or 34.6%, increase in 2012 compared to 2011 was attributable to increased home purchase activity in our markets and an increase in refinancing activity due to the lower rate environment. Refinancing activity represented 32% of our loan production in 2013 compared to 39% and 30% for 2012 and 2011, respectively. Market conditions, housing activity, the level of interest rates and the percent of our fixed-rate production have significant impacts on our mortgage banking fees.

Data Processing Fees. For 2013 and 2012, data processing fees totaled $2.7 million compared to $3.2 million in 2011. The decrease in 2012 was due to a reduction in the number of banks that we provide processing services to as two of our user banks were acquired and discontinued service in mid-2011. We currently maintain processing arrangements with five banks and five government agencies. One of the government agency clients represents approximately 46% of our total data processing fees. This processing contract has historically been subject to renewal every three years, but has been renewed on a one-year basis since 2012 due to the agency’s migration to a new processor set to be fully implemented by mid-2014. Thus, we expect our data processing fees to significantly decline in 2014.

Other. Other noninterest income totaled $6.0 million in 2013 compared to $5.1 million and $9.7 million, respectively, for 2012 and 2011. The increase in 2013 compared to 2012 was due to a higher level of gains from the sale of OREO properties as well as higher bonus income received from our debit card processor reflecting renegotiation of our processing agreement. The decrease realized in 2012 reflects the impact of a $3.2 million gain from the sale of our Visa stock in 2011 as well as a lower level of gains from the sale of OREO properties.

Noninterest Expense

Noninterest expense totaled $122.7 million in 2013 compared to $124.6 million in 2012 and $126.2 million in 2011. For 2013, the $1.8 million, or 1.5%, decrease was attributable to a decline in other expense of $3.0 million and occupancy expense of $0.7 million that was partially offset by higher compensation of $1.9 million. Lower OREO expense drove the reduction in other expense due to lower carrying costs and valuation adjustments reflecting improving property values in our markets. Lower legal fees, professional fees, and miscellaneous expense also contributed to the reduction in other expense. Declines were realized in most of the occupancy expense categories and were generally driven by stronger cost controls and other cost reduction initiatives. The increase in compensation expense was attributable to an increase in associate benefit expense of $2.2 million, reflective of higher pension plan expense of $1.0 million and stock compensation expense of $0.9 million, partially offset by a $0.3 million reduction in salary expense.

For 2012, the $1.7 million, or 1.3%, decrease was primarily attributable to a decline in other expense of $2.1 million and occupancy expense of $0.2 million, partially offset by higher compensation expense of $0.6 million. The reduction in other expense reflects lower OREO expense of $1.2 million, advertising expense of $0.7 million, FDIC insurance fees of $0.4 million, intangible amortization of $0.2 million, and miscellaneous expense of $0.7 million, partially offset by higher professional fees of $1.1 million. Occupancy expense decreased due to lower expense for premises of $0.5 million, partially offset by higher furniture, fixtures, and equipment (“FF&E”) expense of $0.3 million. The $0.6 million increase in compensation expense was attributable to higher expense for associate benefits of $2.1 million, primarily higher pension plan expense, partially offset by a reduction in salary expense of $1.5 million.

Our operating efficiency ratio (expressed as noninterest expense as a percent of taxable equivalent net interest income plus noninterest income) was 91.09%, 88.72% and 83.24% in 2013, 2012 and 2011, respectively. A reduction in net interest income as well as an elevated level of OREO expense, FDIC insurance fees, and pension costs was the primary reasons for the elevated efficiency ratio for all periods. Our 2011 operating efficiency ratio reflects the favorable impact of the $3.2 million pre-tax gain from the sale of our Visa stock.

Expense management is an important part of our culture and strategic focus and we will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

(Dollars in Thousands)	2013	2012	2011
Salaries	$48,584	$48,925	$50,417
Associate Benefits	17,543	15,317	13,225
Total Compensation	66,127	64,242	63,642

Premises	8,863	9,152	9,713
Equipment	8,468	8,903	8,558
Total Occupancy	17,331	18,055	18,271

Legal Fees	3,663	4,303	4,106
Professional Fees	4,304	4,882	3,832
Processing Services	5,396	3,967	3,708
Advertising	1,719	1,815	2,471
Travel and Entertainment	870	839	898
Printing and Supplies	994	1,154	1,321
Telephone	1,891	1,896	1,895
Postage	1,309	1,595	1,780
Insurance – Other	4,144	4,104	4,474
Intangible Amortization	210	431	675
Other Real Estate Owned	9,539	11,428	12,586
Miscellaneous	5,213	5,848	6,589
Total Other Expense	39,252	42,262	44,335

Total Noninterest Expense	$122,710	$124,559	$126,248

Various significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $66.1 million in 2013, $64.2 million in 2012, and $63.6 million in 2011. The $1.9 million, or 2.9%, increase in 2013 was due to higher associate benefit expense of $2.2 million partially offset by lower salary expense of $0.3 million. The increase in associate benefit expense reflects higher expense for our pension plans of $1.0 million primarily driven by the lower discount rate used for computing plan cost. Higher stock compensation expense of $0.9 million also contributed to the increase reflecting an improvement in company performance. The reduction in salary expense was driven by a reduction in base salary expense of $0.8 million attributable to further reduction in associate headcount that was partially offset by higher cash basis performance pay.

For 2012, the $0.6 million, or 0.9%, increase over 2011 was due to higher associate benefit expense of $2.1 million partially offset by lower salary expense of $1.5 million. The increase in associate benefit expense reflects higher expense for our defined benefit pension plan of $1.6 million primarily driven by the lower discount rate used for computing plan cost. Higher stock compensation expense of $0.4 million also contributed to the increase. The reduction in salary expense was driven by a reduction in base salary expense of $1.1 million attributable to further reduction in associate headcount as well as a $0.7 million decline in performance pay, partially offset by lower realized loan cost of $0.2 million. Realized loan cost, which reflects the deferral and amortization of loan costs, is accounted for as a credit offset to salary expense. A lower number of loans originated during 2012 compared to the prior year reduced the amount of this credit offset.

Occupancy. Occupancy expense (including premises and equipment) totaled $17.3 million for 2013, $18.1 million for 2012, and $18.3 million for 2011. For 2013, the $0.7 million, or 4.0%, decline from 2012 was attributable to a reduction in premises expense of $0.3 million and FF&E expense of $0.4 million. The decrease in premises expense was primarily driven by lower lease and utility expense. During 2012 and 2013, we did not renew leases on two banking offices. An internal energy efficiency program initiated in early 2013 drove the reduction in utility costs. The decrease in FF&E expense reflects lower depreciation expense reflecting full depreciation of our item processing system as well as lower expense for maintenance agreements. For 2012, the $0.2 million, or 1.2%, decrease from 2011 reflects lower premises expense of $0.5 million partially offset by higher FF&E expense of $0.3 million. A reduction in building maintenance/repair costs as well as utility costs drove the decrease in premises expense reflecting our efforts to re-negotiate vendor contracts and proactively manage our energy costs. The increase in FF&E expense was attributable to higher network system costs.

Other. Other noninterest expense totaled $39.3 million in 2013, $42.3 million in 2012, and $44.3 million in 2011. The $3.0 million, or 7.1%, decrease in 2013 reflects lower expense for OREO properties of $1.9 million, legal fees of $0.6 million, professional fees of $0.6 million, postage of $0.3 million, printing/supplies of $0.2 million, intangible amortization of $0.2 million, and miscellaneous expense of $0.6 million, partially offset by higher processing services of $1.4 million. OREO expense decreased due to lower property carrying costs and a reduction in losses from the sale of properties reflecting improving property values in our markets. Lower legal costs to support collection/foreclosure activity and borrower bankruptcy proceedings drove the decline in legal fees. Professional fees decreased due to a reduction in cost for performing our goodwill analysis during the year as well as lower internal audits costs and real estate appraisal costs. The decline in postage costs reflects our initiative to migrate our clients to e-statements and we expect to continue this trend into 2014. Printing and supplies expense decreased due to stronger cost controls. Full amortization of our remaining core deposit intangible drove the decline in intangible amortization expense. The reduction in miscellaneous expense was attributable to the reclassification of our debit card processing costs to the processing services expense category. Processing services expense increased primarily due to the outsourcing of our item processing system in early 2013 and to a lesser extent the aforementioned reclassification of debit card processing costs. While increasing the level of expense for processing services, our decision to outsource our items processing system enable us to reduce expense in other areas such as compensation, printing/supplies, and postage.

For 2012, the $2.1 million, or 4.7%, decrease from 2011 was attributable to lower expense for OREO properties of $1.2 million, advertising expense of $0.7 million, FDIC insurance fees of $0.4 million, intangible amortization of $0.2 million, and miscellaneous expense of $0.7 million, partially offset by higher professional fees of $1.1 million. A lower level of valuation adjustments drove the decline in expense for OREO properties. The reduction in advertising expense reflects a lower level of brand promotional activities and improved control over public relations costs. FDIC insurance costs declined due to maintenance of a lower assessment base during 2012. The decrease in intangible amortization expense reflects the full amortization of certain core deposit intangibles related to past acquisitions. Lower expense for the Visa swap liability associated with the sale of our Visa shares during 2011 drove the decline in miscellaneous expense. The increase in professional fees was primarily due to higher consulting fees and external audit fees.

Income Taxes

For 2013, we realized income tax expense of $1.9 million (effective tax rate of 24.2%) compared to an income tax benefit of $1.3 million (effective tax rate of 108.7%) in 2012 and income tax expense of $0.6 million (effective tax rate of 11.4%) in 2011. The increase in the tax provision for 2013 was driven by higher operating profits. The reduction in the tax provision for 2012 was primarily attributable to lower book operating profit. The tax provisions for all periods were favorably affected by the resolution of tax contingencies totaling approximately $0.8 million, $0.3 million and $0.2 million, respectively.

FINANCIAL CONDITION

Average assets totaled approximately $2.569 billion for the year 2013, a decrease of $21.5 million, or 0.8%, over 2012.  Average interest earning assets were approximately $2.214 billion, representing a decrease of $15.9 million, or 0.7%, over 2012.   Year-over-year, average short-term investments and investment securities increased $38.6 million and $51.2 million, respectively, while average loans declined $105.8 million.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our interest earning assets over the last three years.

Loans

In 2013, average loans decreased $105.8 million, or 6.8%, compared to $130.4 million, or 7.7%, in 2012. Loans as a percent of average earning assets declined to 65.5% in 2013, down from the 2012 and 2011 levels of 69.8% and 75.9%, respectively.  The loan portfolio experienced continued runoff throughout 2013 driven by declines in all portfolios. The largest declines over the past two years were experienced primarily in the commercial real estate and residential real estate categories.  Our core loan portfolio continues to be impacted by normal amortization and a higher level of payoffs and pay downs that have continued to outpace our new loan production. New loan production continues to be impacted by weak loan demand attributable to the trend toward consumers and businesses deleveraging, the lack of consumer confidence, and a persistently sluggish economy.  In addition to lower production and normal amortization and payoffs, the reduction in the portfolio is also attributable to gross charge-offs and the transfer of loans to the other real estate owned category. During 2013, loan resolutions (gross charge-offs plus loans transferred to OREO) accounted for $36.7 million, or 30%, of the net reduction in total loans of $121.6 million (based on “as of” balances). Since the end of 2008, loan resolutions have accounted for $337 million, or approximately 60% of the net reduction in the portfolio of $558.1 million.

New loan production for 2013 was higher than 2012 as our efforts to stimulate new loan growth are ongoing. Without compromising our credit standards or taking on inordinate interest rate risk, we have modified several lending programs in our business and commercial real estate areas to try and mitigate the significant impact that consumer and business deleveraging is having on our portfolio.

We originate mortgage loans secured by 1-4 family residential properties through our Residential Real Estate line of business, a majority of which are fixed-rate loans that are sold into the secondary market to third party purchasers on a best efforts delivery basis with servicing released. A majority of our adjustable rate loan product is retained in our loan portfolio. While the loans sold into the secondary market are without recourse, the purchase agreements require us to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties. If it is determined that a loan was sold in breach of these representations or warranties, we have the obligation to either repurchase the loan for the unpaid balance and related investor fees or make the purchaser whole for the economic benefits of the loan. From January 1, 2008 through December 31, 2013, we originated roughly 5,730 residential real estate loans totaling approximately $911 million that were sold into the secondary market to investors.  Of this amount, we have been required to repurchase two loans for the principal amount of approximately $0.3 million.  Additionally, since January 1, 2008, we have been required to indemnify one investor in the amount of approximately $35,000.

Table 4

SOURCES OF EARNING ASSET GROWTH

	2012 to	Percentage	Components of
	2013	Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2013	2012	2011
Loans:
Commercial, Financial, and Agricultural	$(4,862)	(31.0)%	5.8%	6.0%	6.6%
Real Estate – Construction	2,124	13.0	1.9	1.8	1.4
Real Estate – Commercial Mortgage	(33,859)	(212.0)	26.2	27.5	29.6
Real Estate – Residential	(42,286)	(265.0)	14.5	16.3	18.3
Real Estate – Home Equity	(8,529)	(53.0)	10.5	10.8	11.1
Consumer	(18,347)	(115.0)	6.8	7.5	8.8
Total Loans	$(105,759)	(663.0)%	65.7%	69.9%	75.8%

Investment Securities:
Taxable	$8,744	55.0%	10.5%	10.0%	11.0%
Tax-Exempt	42,482	266.0	4.9	2.9	2.9
Total Securities	51,226	321.0	15.4	12.9	13.9

Funds Sold	38,598	242.0	18.9	17.2	10.3

Total Earning Assets	$(15,935)	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio decreased to 70.1% in 2013 from 73.9% in 2012. The lower loan-to-deposit ratio reflects both the decline in average loan balances, and growth in average deposits.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5. Table 6 arrays our total loan portfolio as of December 31, 2013, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 32.4% as of December 31, 2013, versus 32.0% at December 31, 2012.

Table 5

LOANS BY CATEGORY

(Dollars in Thousands)	2013	2012	2011	2010	2009
Commercial, Financial and Agricultural	$126,607	$139,850	$130,879	$157,394	$189,061
Real Estate – Construction(1)	36,187	43,740	26,367	43,239	111,249
Real Estate – Commercial Mortgage	533,871	613,625	639,140	671,702	716,791
Real Estate – Residential(1)	315,582	329,947	399,371	430,541	416,469
Real Estate – Home Equity	227,922	236,263	244,263	251,565	246,722
Consumer	159,500	157,877	188,663	204,230	235,648
Total Loans, Net of Unearned Income	$1,399,669	$1,521,302	$1,628,683	$1,758,671	$1,915,940

(1)	Includes Loans Held For Sale

Table 6

LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$62,560	$44,605	$19,442	$126,607
Real Estate – Construction	19,342	10,405	6,440	36,187
Real Estate – Commercial Mortgage	83,680	96,038	354,153	533,871
Real Estate – Residential	41,204	35,799	238,579	315,582
Real Estate – Home Equity	742	27,884	199,296	227,922
Consumer(1)	15,748	89,637	54,115	159,500
Total	$223,276	$304,368	$872,025	$1,399,669

Loans with Fixed Rates	$97,589	$231,539	$123,980	$453,108
Loans with Floating or Adjustable Rates	125,687	72,829	748,045	946,561
Total	$223,276	$304,368	$872,025	$1,399,669

(1)	Demand loans and overdrafts are reported in the category of one year or less.

Risk Element Assets

Risk element assets consist of nonaccrual loans, OREO, TDRs, past due loans, potential problem loans, and loan concentrations. Table 7 depicts certain categories of our risk element assets as of December 31st for each of the last five years. Activity within our nonperforming asset portfolio is provided below in Table 8.

Nonperforming assets (nonaccrual loans and OREO) totaled $85.0 million at year-end 2013 compared to $117.7 million at year-end 2012. Nonaccrual loans totaled $37.0 million at year-end 2013, a decrease of $27.2 million from year-end 2012, reflective of loan resolutions (charge-offs, transfer of loans to OREO, and payments) and loans restored to an accrual status, which outpaced gross additions. Gross additions declined by $17 million and $45 million in 2013 and 2012, respectively. The balance of OREO totaled $48.1 million at year-end 2013, a decrease of $5.3 million from year-end 2012. We continued to experience progress during 2013 in our efforts to dispose of OREO selling properties totaling $25.9 million compared to $28.2 million in 2012. Nonperforming assets represented 3.26% of total assets at December 31, 2013 compared to 4.47% at December 31, 2012.

We continue to allocate significant resources to reduce our level of nonperforming assets and mitigate losses and we realized continued progress during 2013.

Table 7

RISK ELEMENT ASSETS

(Dollars in Thousands)	2013	2012	2011	2010	2009
Nonaccruing Loans:
Commercial, Financial and Agricultural	188	1,069	755	1,059	2,729
Real Estate – Construction	426	4,071	334	1,907	20,797
Real Estate – Commercial Mortgage	25,227	41,045	42,820	26,874	29,042
Real Estate – Residential	6,440	13,429	25,671	30,189	26,599
Real Estate – Home Equity	4,084	4,034	4,283	4,803	5,280
Consumer	599	574	1,160	868	1,827
Total Nonperforming Loans (“NPLs”)(1)	$36,964	$64,222	$75,023	$65,700	$86,274
Other Real Estate Owned	48,071	53,426	62,600	57,937	36,134
Total Nonperforming Assets (“NPAs”)	$85,035	$117,648	$137,623	$123,637	$122,408
Past Due Loans 30 – 89 Days	$7,746	$9,934	$19,425	$24,193	$36,501
Past Due Loans 90 Days or More (accruing)	—	—	224	159	—
Performing Troubled Debt Restructurings	$44,764	$47,474	$37,675	$21,649	$21,644

Nonperforming Loans/Loans	2.64%	4.22%	4.61%	3.74%	4.50%
Nonperforming Assets/Total Assets	3.26	4.47	5.21	4.72	4.52
Nonperforming Assets/Loans Plus OREO	5.87	7.47	8.14	6.81	6.27
Allowance/Nonperforming Loans	62.48%	45.42%	41.37%	53.94%	51.00%

(1)	Nonaccrual TDRs totaling $11.0 million and $9.9 million are included in nonaccrual/NPL totals for December 31, 2013 and December 31, 2012, respectively.

Table 8

NONPERFORMING ASSET ACTIVITY

(Dollars in Thousands)	2013	2012
NPA Beginning Balance:	$117,648	$137,623
Change in Nonaccrual Loans:
Beginning Balance	64,222	75,023
Additions	44,070	61,070
Charge-Offs	(11,523)	(19,716)
Transferred to OREO	(23,355)	(19,765)
Paid Off/Payments	(18,311)	(15,826)
Restored to Accrual	(18,139)	(16,564)
Ending Balance	36,964	64,222

Change in OREO:
Beginning Balance	53,426	62,600
Additions(1)	24,488	22,777
Valuation Write-downs	(3,592)	(3,336)
Sales	(25,940)	(28,183)
Other	(311)	(432)
Ending Balance	48,071	53,426

NPA Net Change	(32,613)	(19,975)
NPA Ending Balance	$85,035	$117,648

(1)	The difference in OREO additions and nonaccrual loans transferred to OREO represents loans migrating to OREO status that were not in a nonaccrual status in a prior period.

Nonaccrual Loans. Nonaccrual loans totaled $37.0 million at year-end 2013, a decrease of $27.2 million from year-end 2012. Gross additions to nonaccrual status during 2013 totaled $44.1 million compared to $61.1 million in 2012. A majority of the year-over-year decrease in nonaccrual loans was realized in the residential real estate category.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful. Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income. Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. If interest on our loans classified as nonaccrual during 2013 had been recognized on a fully accruing basis, we would have recorded an additional $3.4 million of interest income for the year ended December 31, 2013.

Nonaccrual loans secured by vacant land totaled $7.7 million at year-end 2013 compared to $11.9 million at year-end 2012, $7.9 million at year-end 2011, $18.7 million at year-end 2010, $38.0 million at year-end 2009, and $51.3 million at year-end 2008. Of the $7.7 million in these loans at year-end 2013, approximately 33% were in the residential real estate loan category.

Other Real Estate Owned. OREO represents property acquired as the result of borrower defaults on loans or by receiving a deed in lieu of foreclosure. OREO is recorded at the lower of cost or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On an ongoing basis, properties are either revalued internally or by a third party appraiser as required by applicable regulations. Subsequent declines in value are reflected as other noninterest expense. Carrying costs related to maintaining the OREO properties are expensed as incurred and are also reflected as other noninterest expense.

OREO totaled $48.1 million at December 31, 2013 versus $53.4 million at December 31, 2012. During 2013, we added properties totaling $24.5 million and partially or completely liquidated properties totaling $26.3 million. Revaluation adjustments for other real estate owned properties during 2013 totaled $3.6 million and were charged to noninterest expense when realized. For 2012, we added properties totaling $22.8 million and partially or completely liquidated properties totaling $28.7 million. Revaluation adjustments for other real estate owned properties during 2012 totaled $3.3 million and were charged to noninterest expense when realized.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2013	2012
Lots/Land	$29,821	$37,063
Residential 1-4	3,964	6,484
Commercial Building	12,702	8,200
Other	1,584	1,679
Total OREO	$48,071	$53,426

Troubled Debt Restructurings. TDRs are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified and deemed a concession to the borrower. From time to time we will modify a loan as a workout alternative. Most of these instances involve a principal moratorium, extension of the loan term, or interest rate reduction.

Loans classified as TDRs at year-end 2013 totaled $55.8 million compared to $57.4 million at year-end 2012. Accruing TDRs make up approximately $44.8 million, or 80%, of our TDR portfolio at year-end 2013 of which $2.6 million was over 30 days past due. The weighted average rate for the loans within the accruing TDR portfolio is 5.3%. During 2013, we modified 50 loan contracts totaling approximately $12.8 million of which two loan contracts totaling $0.1 million have defaulted. Our TDR default rate (default balance as a percentage of average TDRs) during 2013 and 2012 was 10% and 24%, respectively.

The composition of our TDR portfolio as of December 31 is provided in the table below.

	2013		2012
(Dollars in Thousands)	Accruing	Nonaccruing(1)	Accruing	Nonaccruing(1)
Commercial, Financial and Agricultural	$1,511	$—	$1,462	$508
Real Estate – Construction	156	—	161	—
Real Estate – Commercial Mortgage	24,735	10,308	29,870	8,425
Real Estate – Residential	16,441	458	13,824	936
Real Estate – Home Equity	1,576	241	1,587	—
Consumer	345	—	570	10
Total TDRs	$44,764	$11,007	$47,474	$9,879

(1)	Nonaccruing TDRs are included in nonaccrual/NPL totals and NPA/NPL ratio calculations.

Activity within our TDR portfolio is provided in the table below.

(Dollars in Thousands)	2013	2012
TDR Beginning Balance:	$57,353	$50,651
Additions	12,742	27,186
Charge-Offs	(1,018)	(2,036)
Paid Off/Payments	(5,725)	(3,173)
Removal Due to Change in TDR Status	(1,632)	(2,284)
Defaults	(5,950)	(12,991)
TDR Ending Balance	$55,770	$57,353

Past Due Loans. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due. Past due loans at year-end 2013 totaled $7.7 million compared to $9.9 million at year-end 2012. We have realized a reduction in past due loans for the past two years reflecting a slowdown in problem loan inflow as well as continued progress in loan resolution outcomes.

Potential Problem Loans. Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms. At December 31, 2013, we had $7.4 million in loans of this type which are not included in either of the nonaccrual, TDR or 90 day past due loan categories compared to $9.5 million at December 31, 2012. Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans. Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the loan portfolio has historically been secured with real estate, approximately 79% at year-end 2013 and 80% at year-end 2012. The primary types of real estate collateral are commercial properties and 1-4 family residential properties. At December 31, 2013, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 38.1% and 41.4%, respectively, of the total loan portfolio.

The following table summarizes our real estate loan portfolio as segregated by the type of property. Property type concentrations are stated as a percentage of year-end total real estate loans.

	2013		2012
	Investor Real Estate	Owner Occupied Real Estate	Investor Real Estate	Owner Occupied Real Estate
Vacant Land, Construction, and Land Development	10.0%	—	11.1%	—
Improved Property	23.2%	66.8%	23.9%	65.0%
Total Real Estate Loans	33.2%	66.8%	35.0%	65.0%

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-collection than certain segments of the investor category. Beginning in 2008, we have worked to reduce our exposure to the higher risk land/construction category through pro-active workouts, appropriate charge-offs, or foreclosure. Approximately 69% of the land/construction category was secured by residential real estate at year-end 2013.

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

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. The allowance consists of two components. The first component consists of amounts reserved for impaired loans. A loan is deemed impaired when, based on current information and events, it is probable that the company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement. Loans are monitored for potential impairment through our ongoing loan review procedures and portfolio analysis. Classified loans and past due loans over a specific dollar amount, and all troubled debt restructurings are individually evaluated for impairment.

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

For 2013, our net charge-offs totaled $9.5 million, or 0.66%, of average loans, compared to $18.0 million, or 1.16%, for 2012, and $23.4 million, or 1.39%, for 2011. Reductions in residential and commercial real estate loan charge-offs of $5.9 million and $2.4 million, respectively, drove the year over year decline in net charge-offs in 2013. Since 2008, we have recorded a cumulative loan loss provision totaling $135.0 million, or 7.1%, of beginning loans and have recognized cumulative net charge-offs of $129.6 million, or 6.8%. Early in the economic cycle we realized an elevated level of loan losses within our real estate loan portfolio, specifically residential construction loans and loans secured by residential vacant land. The level of losses within these portfolios stabilized in 2011 having a favorable impact on our allowance for loan losses. At year-end 2013, the allowance for loan losses of $23.1 million was 1.65% of outstanding loans (net of overdrafts) and provided coverage of 62% of nonperforming loans compared to 1.93% and 45%, respectively, at year-end 2012, and 1.91% and 41%, respectively, at the end of 2011.

Table 10 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed.

The reduction in the allowance for loan losses from December 31, 2012 to December 31, 2013 was primarily attributable to a decline in impaired loan reserves and to a lesser extent a reduction in general reserves. The reduction in impaired loan reserves was driven by a lower level of impaired loans reflecting reduced inflow and successful resolutions as well as lower loss content. The decrease in general reserves reflects slower problem loan migration, lower loan loss experience, as well as continued improvement in credit metrics. In 2013, we incorporated subjective factors of estimation risk into each loan category which eliminated the unallocated portion of the allowance. The reduction in the allowance for loan losses from December 31, 2011 to December 31, 2012 was attributable to a lower level of general reserves reflecting slower problem loan migration, lower loan loss experience, and improved credit metrics. It is management’s opinion that the allowance at December 31, 2013 is adequate to absorb probable losses inherent in the loan portfolio at year-end.

Table 9

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)	2013		2012		2011		2010		2009
Balance at Beginning of Year	$29,167		$31,035		$35,436		$43,999		$37,004
Reclassification of Reserve for Unfunded Loan Commitments to Other Liabilities	—		—		—		—		392

Charge-Offs:
Commercial, Financial and Agricultural	748		822		1,843		2,118		2,590
Real Estate - Construction	1,070		629		114		5,877		8,031
Real Estate - Commercial	3,651		6,031		6,713		8,762		4,417
Real Estate - Residential	3,835		9,719		11,870		12,168		13,491
Real Estate - Home Equity	1,159		2,896		2,727		3,087		1,632
Consumer	1,751		2,125		2,924		3,502		5,912
Total Charge-Offs	12,214		22,222		26,191		35,514		36,073

Recoveries:
Commercial, Financial and Agricultural	209		290		387		370		567
Real Estate - Construction	1		43		14		8		540
Real Estate - Commercial	363		682		251		261		53
Real Estate - Residential	838		1,291		478		385		525
Real Estate - Home Equity	294		399		214		555		5
Consumer	965		1,483		1,450		1,548		1,753
Total Recoveries	2,670		4,188		2,794		3,127		3,443

Net Charge-Offs	9,544		18,034		23,397		32,387		32,630

Provision for Loan Losses	3,472		16,166		18,996		23,824		40,017

Balance at End of Year	$23,095		$29,167		$31,035		$35,436		$43,999

Ratio of Net Charge-Offs to Average Loans Outstanding	0.66%		1.16%		1.39%		1.77%		1.66%

Allowance for Loan Losses as a Percent of Loans at End of Year	1.65%		1.93%		1.91%		2.01%		2.30%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	2.42	x	1.62	x	1.33	x	1.09	x	1.35	x

Table 10

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2013		2012		2011		2010		2009
(Dollars in Thousands)	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans
Commercial, Financial and Agricultural	$699	9.0%	$1,253	9.2%	$1,534	8.0%	$1,544	8.9%	$2,409	9.9%
Real Estate:
Construction	1,580	2.6	2,856	2.9	1,133	1.6	2,060	2.5	12,117	5.8
Commercial	7,710	38.1	11,081	40.3	10,660	39.2	8,645	38.2	8,751	37.4
Residential	9,073	22.6	8,678	21.7	12,518	24.5	17,046	24.5	14,159	21.7
Home Equity	3,051	16.3	2,945	15.5	2,392	15.0	2,522	14.3	2,201	12.9
Consumer	982	11.4	1,327	10.4	1,887	11.7	2,612	11.6	3,457	12.3
Not Allocated	—	—	1,027	—	911	—	1,007	—	905	—

Total	$23,095	100.0%	$29,167	100.0%	$31,035	100.0%	$35,436	100.0%	$43,999	100.0%

Investment Securities

In 2013, our average investment portfolio increased $51.2 million, or 17.7%, from 2012 and decreased $16.6 million, or 5.4%, from 2011 to 2012.  As a percentage of average earning assets, the investment portfolio represented 15.4% in 2013, compared to 13.0% in 2012.  In 2013, the increase in the average balance of the investment portfolio resulted from strategically growing investment purchases to offset a portion of the decline in the loan portfolio. In 2012, the decrease in the average balance of the investment portfolio was a result of maturing securities not being replaced due to a diminishing supply of desired securities. In 2014, we will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and the Bank’s overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). In 2013, securities were purchased under both the AFS and HTM designations. As of December 31, 2013, $241.5 million, or 62.2% of the investment portfolio was classified as AFS, with the remaining $147.0 million classified as HTM.

In 2013, average taxable investments increased $8.7 million, or 3.9%, while tax-exempt investments increased $42.5 million, or 64.8%.  Taxable investments increased slightly as part of our overall investment strategy in 2013. Short-term yields improved during the year making these investments more attractive. Average balances of tax-exempt investments increased considerably as high quality non-taxable securities were more readily available in 2013. Management will continue to purchase municipal issues as they become available and when it considers the yield to be attractive.

At acquisition, the classification of the security will be determined based on how the purchase will affect the company’s asset/liability strategy and future business plans and opportunities. Such decisions will be weighed against multiple factors, including regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs. Securities in the AFS portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity. Securities that are HTM will be acquired or owned with the intent of holding them to maturity (final payment date). HTM investments are measured at amortized cost. It is neither management’s current intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

At December 31, 2013, the investment portfolio maintained a net pre-tax unrealized gain of $0.3 million in the AFS portfolio compared to a net pre-tax unrealized gain of $0.9 million at December 31, 2012.  At the end of 2013, there were 119 positions (combined AFS and HTM) with unrealized losses totaling $1.75 million. Of the 119 positions, 89 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Seven of the SBA positions have been in an unrealized loss position for longer than 12 months, and have an unrealized loss of $21,000. There were 24 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-”or better. One position was in an unrealized loss position for longer than 12 months, and has an unrealized loss of $12,000. The remaining six securities are Federal Farm Credit agency bonds, none of which have been in an unrealized loss position for longer than 12 months. None of the positions with unrealized losses are considered impaired, and are expected to mature at par or better. Excluded from these figures at December 31, 2012 is an unrealized loss on a preferred stock investment of $0.6 million that was carried at a zero book value. We realized the $0.6 million in additional impairment on this security during 2013.

The average maturity of the total portfolio at December 31, 2013 and 2012 was 1.95 and 1.57 years, respectively.

Balances in all asset classes increased compared to last year with the exception of GNMA mortgage-backed securities. Purchases of U.S. Treasuries and government agencies out to three years were added in 2013 which extended the average life of the investment portfolio. See Table 11 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2013 was 0.94% versus 1.13% in 2012. This lower yield was a result of the proceeds from maturing bonds being invested at lower market rates during 2013.  Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners' equity at December 31, 2013.  New investments continue to be made selectively into short-duration, high quality bonds.

Table 11 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield at December 31.

Table 11

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within 1 year		1 - 5 years		5 - 10 years		After 10 years		Total
(Dollars in Thousands)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)
Available for Sale
U.S. Government Treasury	$27,581	0.82%	$44,252	0.39%	$—	—%	$—	—%	$71,833	0.55%
U.S. Government Agency	4,761	0.33	70,385	0.71	—	—	—	—	75,146	0.69
States and Political Subdivisions	65,020	0.72	26,733	0.88	—	—	—	—	91,753	0.76
Mortgage-Backed Securities(1)	235	2.35	2,499	4.59	61	1.54	—	—	2,795	4.34
Other Securities(2)	—	—	—	—	—	—	9,893	4.30	9,893	4.30
Total	$97,597	0.73%	$143,869	0.71%	$61	1.54%	$9,893	4.30%	$251,420	0.86%

Held to Maturity
U.S. Government Treasury	$—	—%	$43,533	0.75%	$—	—%	$—	—%	$43,533	0.75%
U.S. Government Agency	3,000	1.03	12,794	0.74	—	—	—	—	15,794	0.80
States and Political Subdivisions	10,979	0.51	22,237	0.75	—	—	—	—	33,216	0.67
Mortgage-Backed Securities(1)	1,083	(0.03)	48,563	1.68	6,022	1.91	—	—	55,668	1.67
Total	$15,062	0.57%	$127,127	1.10%	$6,022	1.91%	$—	—%	$148,211	1.08%

Total Investment Securities	$112,659	0.71%	$270,996	0.89%	$6,083	1.90%	$9,893	4.30%	$399,631	0.94%

(1)	Based on weighted-average life.
(2)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3)	Weighted average yield.

Deposits and Funds Purchased

Average total deposits for the year were $2.070 billion; a decrease of $35.6 million, or 1.7%, compared to the same period in 2012 and deposits increased $24.1 million, or 1.2%, from 2011 to 2012. Decreases in NOW accounts and certificates of deposit were partially offset by increases in noninterest bearing deposits, money market accounts, and savings accounts.  The increase occurring from 2011 to 2012 was attributable to increases in noninterest bearing deposits, NOW accounts, and savings accounts, which were partially offset by declines in certificates of deposit.

Average total deposits were $2.051 billion for the fourth quarter of 2013, a decrease of $8.6 million, or 0.4%, from the third quarter of 2013. The decrease in deposits when compared to the linked quarter of 2013 resulted primarily from the reduction in noninterest bearing demand accounts and money market accounts, partially offset by higher public funds and savings accounts.

The seasonal inflow of public funds started in the fourth quarter of 2013 and will continue through the first quarter of 2014. This is anticipated to increase the overnight funds position during the first quarter. Our mix of deposits continues to improve as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest-bearing demand accounts.  Our strategy is to manage the mix of our deposits rather than compete on rate, which enables us to maintain an exceptionally low cost of funds – 19 basis points in the fourth quarter and 20 basis points for the year 2013.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 12 reflects the shift in our deposit mix over the last year and Table 13 provides a maturity distribution of time deposits in denominations of $100,000 and over at December 31, 2013.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, FHLB advances (maturing in less than one year), and other borrowings, increased $1.7 million, or 3.3% in 2013.  The higher balance is attributable to increases in repurchase agreements of $0.8 million and reclassification of FHLB advances from long-term to short-term of $0.9 million. See Note 7 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

We continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 12

SOURCES OF DEPOSIT GROWTH

	2013 to	Percentage	Components of
	2012	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2013	2012	2011
Noninterest Bearing Deposits	$20,202	56.7%	30.5%	29.0%	27.3%
NOW Accounts	(52,124)	(146.4)	34.8	36.6	36.0
Money Market Accounts	4,080	11.5	13.7	13.3	13.6
Savings	28,152	79.1	9.8	8.3	7.3
Time Deposits	(35,909)	(100.9)	11.2	12.8	15.8
Total Deposits	$(35,599)	100.0%	100.0%	100.0%	100.0%

Table 13

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	2013
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$20,704	34.1%
Over three through six months	15,354	25.3
Over six through twelve months	19,427	32.0
Over twelve months	5,261	8.6
Total	$60,746	100.0%

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

We prepare a current base case and four alternative interest rate simulations (Down 100, Up 100, Up 200 and Up 300) basis points, at least once per quarter, and report the analysis to ALCO, our Market Risk Oversight Committee (“MROC”), our Enterprise Risk Oversight Committee (“EROC”) and the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-10.0%	-7.5%	-5.0%	-5.0%
December 31, 2013	11.0%	10.7%	7.4%	-1.8%
December 31, 2012	8.3%	8.4%	6.0%	-0.9%

The Net Interest Income at Risk position improved for the month ended December 2013, when compared to the same period in 2012 for all rising rate scenarios.  Our largest exposure is when rates rise +300 basis points, with a measure of +11.0%, which remains within our policy limit of -10.0%.  The year-over-year favorable variance is primarily attributable to higher levels of overnight funds and investments, partially offset by a lower performing loan portfolio and higher interest-bearing deposit balances, primarily in public funds. All measures of net interest income at risk are within our prescribed policy limits.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates on all of our cash flows, and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which in theory approximates the fair value of our net assets.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY(1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-12.5%	-10.0%	-7.5%	-7.5%
December 31, 2013	0.8%	3.8%	4.0%	-5.9%
December 31, 2012	3.6%	6.6%	6.2%	-4.7%

As of December 2013, the improvement in the economic value of equity in all rate scenarios was less favorable than it was as of December 2012. This unfavorable variance is primarily attributable to the overall changes in market interest rates during 2013. In both years, in the up 300 basis point scenario (relative to the up 200 and 100 basis point scenarios), the level of improvement in the economic value of equity declines. This is attributable to the varied assumptions on the non-maturity deposits.  Based on historical data, interest rates on non-maturity deposits are increased in escalating increments in the rising rate scenarios, with the up 300 scenario being the most aggressive.  All measures of economic value of equity are within our prescribed policy limits.

(1)	Down 200 and 300 rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to fund loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For the years ended December 31, 2013 and 2012, our principal source of funding has been our clients’ deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

As of December 31, 2013, we have the ability to generate $623.0 million in additional liquidity through all of our available resources.  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available.  A liquidity stress test is completed quarterly based on events that could potentially occur at the Bank with the results reported to ALCO, MROC, EROC and the Board of Directors.  The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted-average life of the portfolio is 1.95 years and as of year-end had a net unrealized pre-tax gain of $0.3 million.

Our average overnight funds (defined as funds sold plus interest bearing deposits with other banks less funds purchased) position was $411.6 million during the fourth quarter of 2013 compared to an average net overnight funds sold position of $412.1 million in the prior quarter and an average overnight funds sold position of $366.0 million in the fourth quarter of 2012.  The lower balance when compared to the third quarter of 2013 primarily reflects the decline in deposits. Additionally, a shift in earning asset mix continued to occur due to growth in the investment portfolio while the loan portfolio declined. The increase when compared to the fourth quarter of 2012 reflects the declining loan portfolio, partially offset by an increase in the investment portfolio.

Economic uncertainty and deleveraging by our clients continues to generate a historically high level of liquidity, which, given the current operating environment, is difficult to profitably deploy without taking inordinate risks. Where practical, we are working to lower the level of overnight funds by adding to our investment portfolio with short-duration securities and reducing deposit balances. We continue to use a fully insured money market account which is offered by a third party and can serve as an alternative investment for some of our higher balance depositors while at the same time allowing us to maintain the account relationship. Until such time that attractive investment alternatives arise, we will continue to execute these strategies as well as seek other initiatives in an effort to lower our overnight fund balances.

Capital expenditures are expected to approximate $5.0 million over the next 12 months, which consist primarily of ATM replacements, furniture and fixtures, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

Borrowings

At December 31, 2013, advances from the FHLB consisted of $42.1 million in outstanding debt consisting of 40 notes.  In 2013, the Bank made FHLB advance payments totaling $12.9 million, which includes paying off ten advances. One new FHLB advance was obtained totaling $1.3 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  See Note 8 in the Notes to Consolidated Financial Statements for additional information on these borrowings.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing is due quarterly and will adjust annually to a variable rate of LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions. Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock. During the fourth quarter of 2013, the informal board resolutions, which required us to obtain approval from the Federal Reserve prior to making interest payments on the two securities, were rescinded. As of December 31, 2013, all deferred accrued interest was paid and brought current.

Table 14

CONTRACTUAL CASH OBLIGATIONS

Table 14 sets forth certain information about contractual cash obligations at December 31, 2013.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Years	Total
Federal Home Loan Bank Advances	$6,985	$15,741	$12,499	$6,827	$42,052
Subordinated Notes Payable	—	—	—	62,887	62,887
Operating Lease Obligations	509	1,431	856	2,808	5,604
Time Deposit Maturities	189,596	26,026	2,675	1,625	219,922
Liability for Unrecognized Tax Benefits	1,188	1,609	1,234	—	4,031
Total Contractual Cash Obligations	$198,278	$44,807	$17,264	$74,147	$334,496

Capital

Shareowners’ equity totaled $276.4 million at December 31, 2013 compared to $246.9 million at December 31, 2012. During 2013, shareowners’ equity was positively impacted by net income of $6.0 million, the issuance of stock totaling approximately $1.2 million, stock compensation expense of $1.3 million, and a $21.7 million decrease in the accumulated other comprehensive loss for our pension plan. A $0.7 million increase in our net unrealized loss on securities reduced shareowners’ equity.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2013	2012	2011
Common Stock	$174	$172	$172
Additional Paid-in Capital	41,152	38,707	37,838
Retained Earnings	243,614	237,569	237,461
Subtotal	284,940	276,448	275,471
Accumulated Other Comprehensive Loss, Net of Tax	(8,540)	(29,559)	(23,529)
Total Shareowners' Equity	$276,400	$246,889	$251,942

We continue to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 10.58%, 9.37%, and 9.54%, in 2013, 2012, and 2011, respectively. Management believes our strong capital base has offered protection during the course of the economic downturn.

We are subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier I Capital. As of December 31, 2013, we exceeded these capital guidelines with a total risk-based capital ratio of 17.94% and a Tier I capital ratio of 16.56%, compared to 15.72% and 14.35%, respectively, in 2012. As allowed by Federal Reserve capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier I Capital in our capital calculations previously noted. See Note 8 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings. See Note 13 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy. The federal banking regulators issued new capital rules that become effective January 1, 2015 for community banks. These final rules include major changes to the current general risk-based capital rules. Refer to the Regulatory Considerations – Capital Regulations section for a detailed discussion of the new requirements. Upon implementation of the new capital standards, we believe that we will maintain our well-capitalized designation.

A leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier I Capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. A higher standard may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2013, we had a leverage ratio of 10.46% compared to 9.90% in 2012.

At December 31, 2013, our common stock had a book value of $15.85 per diluted share compared to $14.31 in 2012. Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2013, the net unrealized loss was $0.1 million compared to a $0.6 million unrealized gain in 2012. Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715. At December 31, 2013, the net pension liability reflected in other comprehensive income was $8.4 million compared to $30.1 million at December 31, 2012. The decrease in our unfunded pension liability was primarily due to an actuarial gain realized in 2013 that reduced our pension liability.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock. Repurchases may be made in the open market or in privately negotiated transactions. Under a predecessor plan, we repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share. During 2013 and 2012, we did not repurchase any shares.

We offer an Associate Incentive Plan under which certain associates are eligible to earn equity-based awards based upon achieving established performance goals. In 2013, 66,137 shares were earned under this plan of which 3,100 were issued in 2013 and 63,037 were issued in January 2014. In 2012, 31,270 shares were earned under this plan of which 2,800 were issued in 2012 and 28,470 were issued in February 2013.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount. In 2013, 128,516 shares, valued at approximately $1.1 million (before 10% discount), were issued under these plans. In 2012, we issued 69,242 shares, valued at approximately $0.6 million (before 10% discount).

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

At December 31, 2013, we had $271.3 million in commitments to extend credit and $11.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FOURTH QUARTER 2013 – FINANCIAL RESULTS

Results of Operations

We realized net income of $2.8 million, or $0.16 per diluted share, for the fourth quarter of 2013, compared to net income of $1.6 million, or $0.09 per diluted share for the third quarter of 2013. The improvement in earnings reflects a lower loan loss provision of $0.2 million, an increase in noninterest income of $0.4 million, and lower income taxes of $0.9 million, partially offset by lower net interest income of $0.2 million and higher noninterest expense of $0.1 million.

Tax equivalent net interest income for the fourth quarter of 2013 was $19.2 million compared to $19.4 million for the third quarter of 2013. The decrease in tax equivalent net interest income was due to a reduction in loan income, primarily attributable to declining loan balances and unfavorable asset repricing, partially offset by a lower level of foregone interest on loans and higher loan fees. The net interest margin for the fourth quarter of 2013 was 3.45%, a decrease of four basis points from the third quarter of 2013 attributable to the shift in our earning asset mix and unfavorable asset repricing.

The provision for loan losses for the fourth quarter of 2013 was $0.4 million compared to $0.6 million in the third quarter of 2013. Continued favorable problem loan migration, reduced loan losses, and further improvement in key credit metrics drove the lower level of provision. Net charge-offs for the fourth quarter of 2013 totaled $2.3 million, or 0.65% (annualized), of average loans compared to $2.8 million, or 0.78% (annualized), for the third quarter of 2013.

Noninterest income for the fourth quarter of 2013 totaled $14.7 million, an increase of $0.4 million, or 2.6%, over the third quarter of 2013. The increase reflects higher other income of $0.6 million and an increase in wealth management fees of $0.1 million, partially offset by lower mortgage banking fees of $0.2 million and deposit fees of $0.1 million. The increase in other income was driven by gains from the sale of OREO properties and the increase in wealth management fees was primarily due to improved account values for managed accounts on which fees are based. Mortgage banking fees declined due to a reduction in refinancing volume, which is attributable to the higher rate environment. The reduction in deposit fees was attributable to a slightly lower level of overdraft fees.

Noninterest expense for the fourth quarter of 2013 totaled $30.5 million, an increase of $0.1 million, or 0.2%, over the third quarter of 2013 attributable to higher compensation expense of $0.4 million, partially offset by lower other expense of $0.3 million. The increase in compensation was attributable to higher pension plan expense of $0.3 million and stock compensation expense of $0.1 million. The reduction in other expense was due to lower professional fees of $0.2 million and advertising fees of $0.1 million. The higher level of pension expense reflects a cumulative adjustment made in the third quarter to reduce year-to-date pension expense to reflect the final numbers as provided by our actuaries. Stock compensation expense increased due to a higher level of performance for our stock award plans. The reduction in professional fees reflects a decrease in internal audit fees and consulting engagement fees. Higher costs in the third quarter due to the roll-out of our mobile remote deposit capture product drove the favorable variance in advertising fees.

We realized income tax expense of $5,000 in the fourth quarter of 2013 compared to $0.9 million for the third quarter of 2013. The resolution of certain tax contingencies in the fourth quarter of 2013 favorably impacted income tax expense.

Discussion of Financial Condition

Average earning assets were $2.206 billion for the fourth quarter of 2013, an increase of $4.9 million, or 0.2%, from the third quarter of 2013. The change in earning assets reflects an increase in short-term borrowings and a decline in other assets, partially offset by problem loan resolutions and lower deposits.

Average loans were $1.415 billion for the fourth quarter of 2013, a $21.1 million, or 1.5%, decrease from the third quarter of 2013. Our core loan portfolio continues to be impacted by normal amortization and payoffs that have outpaced our new loan production.

Nonperforming assets (nonaccrual loans and OREO) totaled $85.0 million at December 31, 2013 compared to $94.7 million at September 30, 2013. Nonaccrual loans totaled $37.0 million at December 31, 2013, a decrease of $4.7 million from the third quarter of 2013. Nonaccrual loan additions totaled $14.5 million in the fourth quarter of 2013 compared to $11.0 million in the third quarter of 2013. The balance of OREO totaled $48.1 million at December 31, 2013, a decrease of $4.9 million from the third quarter of 2013. For the fourth quarter of 2013 we added properties totaling $3.5 million, sold properties totaling $7.4 million, recorded valuation adjustments totaling $0.8 million, and realized miscellaneous reductions totaling $0.2 million. Nonperforming assets represented 3.26% of total assets at December 31, 2013 compared to 3.77% at September 30, 2013.

Average total deposits were $2.051 billion for the fourth quarter of 2013, a decrease of $8.6 million, or 0.4%, from the third quarter of 2013. The decrease in deposits resulted primarily from the reduction in noninterest bearing demand accounts and money market accounts, partially offset by higher public funds and savings accounts. The seasonal inflow of public funds started in the fourth quarter of 2013 and historically continues through the first quarter of 2014. This is anticipated to increase the overnight funds position during the first quarter. Average borrowings increased by $7.1 million primarily as a result of higher repurchase agreement balances, partially offset by FHLB advance payoffs/amortization.

Equity capital was $276.4 million as of December 31, 2013, compared to $251.2 million as of September 30, 2013. Our leverage ratio was 10.46% and 10.16% for these periods. Further, our risk-adjusted capital ratio of 17.94% at December 31, 2013 and significantly exceeds the 10.0% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines. At December 31, 2013, our tangible common equity ratio was 7.58%, compared to 6.84% at September 30, 2013. The increase in our tangible common equity ratio in the fourth quarter of 2013 was due to earnings and a favorable adjustment in the pension component of our other comprehensive income. The favorable adjustment in the pension component reflects (1) an increase in the plan discount rate, which drives a reduction in pension liabilities, and (2) an increase in the market value of plan assets.

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

The Company’s allowance for loan losses consists of two components: (i) specific reserves established for probable losses on impaired loans; (ii) general reserves for non-homogenous loans not deemed impaired and homogenous loan pools based on, but not limited to, historical loan loss experience, current economic and market conditions, levels of past due loans, and levels of problem loans.

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

Intangible Assets.  Intangible assets consist of goodwill and other identifiable intangible assets, including customer relationship intangible related to the acquisition of trust accounts. Core deposit intangibles that were previously recognized in connection with various acquisitions have been fully amortized.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value of goodwill is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

We evaluate goodwill for impairment on an annual basis, using a two-step process. Step One compares the estimated fair value of the reporting unit to its carrying amount. We have determined that we have one reporting unit which consists of the Company as a whole, thus the carrying amount of the reporting unit is the net book value of the Company, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

Given the Company’s net book value exceeded its market capitalization as of the annual impairment testing date, we proceeded with Step One of the annual goodwill impairment test. We first estimated the fair value of the reporting unit utilizing a market approach that was supplemented with a reconciliation of the resulting equity value of the Company with our market capitalization. The market approach consisted of two methodologies, including a guideline company valuation (“GLC”) and a guideline transaction valuation (“GLT”), weighted accordingly, to determine the overall equity valuation. For both valuation methods a book and tangible book multiple was developed to determine a market value of equity on a controlling basis. A control premium was then applied to the minority value to calculate a Step One value indication for the Company. For the GLC and GLT methods, the multiples resulted from a study of comparable companies and transactions, respectively, and were validated accordingly. The control premium utilized was also supported by market research and analysis. Based on the valuation developed as part of Step One, the estimated fair value of our reporting unit exceeded the carrying value of goodwill and therefore, no Step Two was required. For Step One of the impairment testing, change in economic conditions and observable bank purchase transactions can impact the outcome of the market valuation approach. In preparing the foregoing fair value estimates, management, among other things, consulted an independent advisor.

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

The weighted-average discount rate is determined by matching the anticipated defined pension plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2013 was 4.25%.  The estimated impact to 2013 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $838,000 and $904,000, respectively.  We anticipate using a 5.00% discount rate in 2014.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2013 was 8.0%.  The estimated impact to 2013 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $230,000 increase or decrease, respectively.  We anticipate using a rate of return on plan assets for 2014 of 7.5%.

The assumed rate of annual compensation increases of 3.75% in 2013 reflected expected trends in salaries and the employee base.  We anticipate using a compensation increase of 3.25% for 2014 reflecting current market trends.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 11 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or will likely impact our results in 2014. Please refer to Note 1 of the Notes to our Consolidated Financial Statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8.         Financial Statements and Supplementary Data

Table 15

QUARTERLY FINANCIAL DATA (Unaudited)

	2013				2012
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$20,076	$20,250	$20,698	$21,128	$21,787	$22,326	$22,437	$23,130
Interest Expense	1,080	1,050	1,103	1,183	1,232	1,295	1,372	1,469
Net Interest Income	18,996	19,200	19,595	19,945	20,555	21,031	21,065	21,661
Provision for Loan Losses	397	555	1,450	1,070	2,766	2,864	5,743	4,793
Net Interest Income After Provision for Loan Losses	18,599	18,645	18,145	18,875	17,789	18,167	15,322	16,868
Noninterest Income	14,673	14,306	13,849	13,588	14,118	13,575	13,906	13,586
Noninterest Expense	30,495	30,433	30,582	31,200	29,468	30,201	32,293	32,597
Income (Loss) Before Income Taxes	2,777	2,518	1,412	1,263	2,439	1,541	(3,065)	(2,143)
Income Tax Expense (Benefit)	5	927	569	424	564	420	(1,339)	(981)
Net Income (Loss)	$2,772	$1,591	$843	$839	$1,875	$1,121	$(1,726)	$(1,162)
Net Interest Income (FTE)	$19,141	$19,355	$19,744	$20,079	$20,697	$21,179	$21,219	$21,833

Per Common Share:
Net Income (Loss) Basic	$0.16	$0.09	$0.05	$0.05	$0.11	$0.07	$(0.10)	$(0.07)
Net Income (Loss) Diluted	0.16	0.09	0.05	0.05	0.11	0.07	(0.10)	(0.07)
Cash Dividends Declared	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Diluted Book Value	15.85	14.44	14.36	14.35	14.31	14.54	14.48	14.60
Market Price:
High	12.69	13.08	12.64	12.54	11.91	10.96	8.73	9.91
Low	11.33	11.06	10.12	10.95	9.04	7.00	6.35	7.32
Close	11.77	11.78	11.53	12.35	11.37	10.64	7.37	7.45

Selected Average Balances:
Loans, Net	$1,414,909	$1,436,039	$1,456,904	$1,496,432	$1,518,280	$1,541,262	$1,570,827	$1,596,480
Earning Assets	2,206,286	2,201,390	2,206,694	2,240,889	2,178,946	2,209,166	2,262,847	2,268,307
Total Assets	2,553,653	2,558,395	2,564,528	2,598,680	2,534,011	2,566,239	2,624,417	2,636,907
Deposits	2,050,870	2,059,498	2,067,647	2,102,967	2,051,099	2,075,482	2,135,653	2,161,388
Shareowners’ Equity	253,999	251,617	250,485	249,557	253,017	251,746	252,644	254,447
Common Equivalent Average Shares:
Basic	17,341	17,336	17,319	17,302	17,229	17,215	17,192	17,181
Diluted	17,423	17,396	17,355	17,309	17,256	17,228	17,192	17,181

Performance Ratios:
Return on Average Assets	0.43%	0.25%	0.13%	0.13%	0.29%	0.17%	(0.26)%	(0.18)%
Return on Average Equity	4.33	2.51	1.35	1.36	2.95	1.77	(2.75)	(1.84)
Net Interest Margin (FTE)	3.45	3.49	3.59	3.64	3.78	3.82	3.77	3.87
Noninterest Income as % of Operating Revenue	43.85	42.82	41.68	40.62	40.81	39.31	39.88	38.64
Efficiency Ratio	90.22	90.42	91.07	92.67	84.68	86.89	91.18	92.04

Asset Quality:
Allowance for Loan Losses	$23,095	$25,010	$27,294	$27,803	$29,167	$30,222	$29,929	$31,217
Allowance for Loan Losses to Loans	1.65%	1.75%	1.89%	1.90%	1.93%	1.97%	1.93%	1.98%
Nonperforming Assets (“NPA’s”)	85,035	94,700	96,653	103,869	117,648	127,247	132,829	136,826
NPA’s to Total Assets	3.26	3.77	3.77	3.99	4.47	5.10	5.02	5.14
NPA’s to Loans + ORE	5.87	6.38	6.44	6.81	7.47	8.02	8.23	8.36
Allowance to Non-Performing Loans	62.48	60.00	65.66	61.17	45.42	40.80	40.03	39.65
Net Charge-Offs to Average Loans	0.65	0.78	0.54	0.66	1.00	0.66	1.80	1.16

Capital Ratios:
Tier I Capital	16.56%	15.60%	15.36%	14.95%	14.35%	14.43%	14.17%	14.17%
Total Capital	17.94	16.97	16.73	16.32	15.72	15.80	15.54	15.54
Tangible Capital	7.58	6.84	6.64	6.49	6.35	6.86	6.40	6.42
Leverage	10.46	10.16	10.07	9.81	9.90	9.83	9.60	9.71

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

64	Report of Independent Registered Public Accounting Firm

65	Consolidated Statements of Financial Condition

66	Consolidated Statements of Operations

67	Consolidated Statements of Comprehensive Income

68	Consolidated Statements of Changes in Shareowners’ Equity

69	Consolidated Statements of Cash Flows

70	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama

March 7, 2014

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2013	2012
ASSETS
Cash and Due From Banks	$55,209	$66,238
Federal Funds Sold and Interest Bearing Deposits	474,719	443,494
Total Cash and Cash Equivalents	529,928	509,732

Investment Securities, Available for Sale, at fair value	251,420	296,985
Investment Securities, Held to Maturity, at amortized cost (fair value of $146,961)	148,211	—
Total Investment Securities	399,631	296,985
Loans Held For Sale	11,065	14,189
Loans, Net of Unearned Income	1,388,604	1,507,113
Allowance for Loan Losses	(23,095)	(29,167)
Loans, Net	1,365,509	1,477,946

Premises and Equipment, Net	103,385	107,092
Goodwill	84,811	84,811
Other Intangible Assets	32	242
Other Real Estate Owned	48,071	53,426
Other Assets	69,471	89,561
Total Assets	$2,611,903	$2,633,984

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$641,463	$609,235
Interest Bearing Deposits	1,494,785	1,535,761
Total Deposits	2,136,248	2,144,996

Short-Term Borrowings	51,321	47,435
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	38,043	46,859
Other Liabilities	47,004	84,918
Total Liabilities	2,335,503	2,387,095

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,360,960 and 17,232,380 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	174	172
Additional Paid-In Capital	41,152	38,707
Retained Earnings	243,614	237,569
Accumulated Other Comprehensive Loss, Net of Tax	(8,540)	(29,559)
Total Shareowners’ Equity	276,400	246,889
Total Liabilities and Shareowners' Equity	$2,611,903	$2,633,984

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2013	2012	2011
INTEREST INCOME
Loans, including Fees	$78,184	$85,394	$94,944
Investment Securities:
Taxable Securities	2,345	2,912	3,321
Tax Exempt Securities	546	428	647
Federal Funds Sold and Interest Bearing Deposits	1,077	946	547
Total Interest Income	82,152	89,680	99,459

INTEREST EXPENSE
Deposits	1,431	2,108	3,947
Short-Term Borrowings	235	196	305
Subordinated Notes Payable	1,420	1,477	1,380
Other Long-Term Borrowings	1,330	1,587	1,905
Total Interest Expense	4,416	5,368	7,537

NET INTEREST INCOME	77,736	84,312	91,922
Provision for Loan Losses	3,472	16,166	18,996
Net Interest Income After Provision for Loan Losses	74,264	68,146	72,926

NONINTEREST INCOME
Deposit Fees	25,254	25,792	25,451
Bank Card Fees	10,786	10,783	10,141
Wealth Management Fees	8,179	7,181	7,615
Mortgage Banking Fees	3,534	3,600	2,675
Data Processing Fees	2,674	2,713	3,230
Securities Transactions	3	—	—
Other	5,986	5,116	9,736
Total Noninterest Income	56,416	55,185	58,848

NONINTEREST EXPENSE
Compensation	66,127	64,242	63,642
Occupancy, Net	17,331	18,055	18,271
Intangible Amortization	210	431	675
Other Real Estate	9,539	11,428	12,586
Other	29,503	30,403	31,074
Total Noninterest Expense	122,710	124,559	126,248

INCOME (LOSS) BEFORE INCOME TAXES	7,970	(1,228)	5,526
Income Tax Expense (Benefit)	1,925	(1,336)	629

NET INCOME	$6,045	$108	$4,897

BASIC NET INCOME PER SHARE	$0.35	$0.01	$0.29
DILUTED NET INCOMEPER SHARE	$0.35	$0.01	$0.29

Average Basic Common Shares Outstanding	17,325	17,205	17,140
Average Diluted Common Shares Outstanding	17,399	17,220	17,140

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in Thousands)	2013	2012	2011
NET INCOME	$6,045	$108	$4,897
Other comprehensive income (loss), before tax:
Investment Securities:
Change in net unrealized gain on securities available for sale	(1,252)	(786)	600
Unrealized losses on securities transferred from available for sale to held to maturity	(523)	—	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	25	—	—
Reclassification adjustment for net gain included in net income	3	—	—
Reclassification adjustment for impairment loss realized in net income	600	—	—
Total Investment Securities	(1,147)	(786)	600

Benefit Plans:
Reclassification adjustment for amortization of prior service cost	504	548	643
Reclassification adjustment for amortization of net loss	4,079	3,021	1,810
Current year actuarial gain (loss)	30,784	(12,587)	(15,763)
Total Benefit Plans	35,367	(9,018)	(13,310)
Other comprehensive income (loss), before tax:	34,220	(9,804)	(12,710)
Deferred tax (expense) benefit related to other comprehensive income	(13,201)	3,774	4,932
Other comprehensive income (loss), net of tax	21,019	(6,030)	(7,778)
TOTAL COMPREHENSIVE INCOME (LOSS)	$27,064	$(5,922)	$(2,881)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2011	17,100,081	$171	$36,920	$237,679	$(15,751)	$259,019
Net Income		—	—	4,897	—	4,897
Other Comprehensive Loss, Net of Tax		—	—	—	(7,778)	(7,778)
Cash Dividends ($.3000 per share)		—	—	(5,115)	—	(5,115)
Issuance of Common Stock	60,193	1	918	—	—	919
Balance, December 31, 2011	17,160,274	172	37,838	237,461	(23,529)	251,942
Net Income		—	—	108	—	108
Other Comprehensive Loss, Net of Tax		—	—	—	(6,030)	(6,030)
Stock Compensation Expense		—	262	—	—	262
Issuance of Common Stock	72,106	—	607	—	—	607
Balance, December 31, 2012	17,232,380	172	38,707	237,569	(29,559)	246,889
Net Income		—	—	6,045	—	6,045
Other Comprehensive Income, Net of Tax		—	—	—	21,019	21,019
Stock Compensation Expense		—	1,296	—	—	1,296
Issuance of Common Stock	128,580	2	1,149	—	—	1,151
Balance, December 31, 2013	17,360,960	$174	$41,152	$243,614	$(8,540)	$276,400

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,045	$108	$4,897
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	3,472	16,166	18,996
Depreciation	6,396	6,759	6,770
Amortization of Premiums, Discounts, and Fees (net)	4,756	3,358	3,726
Amortization of Intangible Assets	210	431	675
Gain on Securities Transactions	(3)	—	—
Loss on Impaired Security	600	—	—
Net Decrease (Increase) in Loans Held-for-Sale	3,124	7,036	(9,654)
Stock-Based Compensation	1,296	262	—
Deferred Income Taxes	1,805	(2,805)	(2,919)
Loss on Sales and Write-Downs of Other Real Estate Owned	4,573	6,314	6,351
Net Decrease (Increase) in Other Assets	5,087	5,665	(4,163)
Net (Decrease) Increase in Other Liabilities	(2,547)	13,393	12,844
Net Cash Provided By Operating Activities	34,814	56,687	37,523

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(95,946)	—	—
Payments, Maturities, and Calls	9,768	—	—
Securities Available for Sale:
Purchases	(149,111)	(141,863)	(81,984)
Sales	7,506	805	—
Payments, Maturities, and Calls	118,142	146,862	81,405
Net Decrease in Loans	84,969	59,751	78,889
Proceeds From Sales of Other Real Estate Owned	25,270	25,636	26,424
Proceeds From Sale of Premises & Equipment	—	25	—
Purchases of Premises and Equipment	(2,689)	(2,885)	(2,405)
Net Cash (Used In) Provided By Investing Activities	(2,091)	88,331	102,329

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(8,748)	(27,523)	68,543
Net Decrease in Short-Term Borrowings	(542)	(3,121)	(49,556)
Proceeds from Other Long-Term Borrowings	1,303	12,591	789
Repayment of Other Long-Term Borrowings	(5,691)	(3,154)	(6,284)
Dividends Paid	—	—	(5,142)
Issuance of Common Stock	1,151	607	919
Net Cash (Used In) Provided By Financing Activities	(12,527)	(20,600)	9,269

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,196	124,418	149,121

Cash and Cash Equivalents at Beginning of Year	509,732	385,314	236,193
Cash and Cash Equivalents at End of Year	$529,928	$509,732	$385,314

Supplemental Cash Flow Disclosures:
Interest Paid	$6,012	$6,662	$8,176
Income Taxes Paid, Net of Refunds Received	$(3,202)	$(3,799)	$1,601

Noncash Investing and Financing Activities:
Transfer of Securities Available for Sale to Held to Maturity	$62,488	$—	$—
Loans Transferred to Other Real Estate Owned	$24,488	$22,777	$37,438
Transfer of Current Portion of Long-Term Borrowings	$4,428	$7,184	$—

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

Basis of Presentation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc. (“CCBG”), and its wholly owned subsidiary, Capital City Bank (“CCB” or the “Bank” and together with CCBG, the “Company”).  All material inter-company transactions and accounts have been eliminated.

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provide the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.  The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities (“VIE’s”) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  CCBG's wholly owned subsidiaries, CCBG Capital Trust I (established November 1, 2004) and CCBG Capital Trust II (established May 24, 2005) are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

Certain previously reported amounts have been reclassified to conform to the current year’s presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were filed with the United States Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these required reserve balances for the years ended December 31, 2013 and 2012 were $17.6 million and $24.3 million, respectively.

Investment Securities

Securities are classified as held to maturity and carried at amortized cost when the Company has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. The Company determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of other comprehensive income and amortized as an adjustment to interest income over the remaining life of the security.

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loan charge-offs on commercial and investor real estate loans are recorded when the facts and circumstances of the individual loan confirm the loan is not fully collectible and the loss is reasonably quantifiable. Factors considered in making these determinations are the borrower’s and any guarantor’s ability and willingness to pay, the status of the account in bankruptcy court (if applicable), and collateral value. Charge-off decisions for consumer loans are dictated by the Federal Financial Institutions Examination Council’s (FFEIC) Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans, which generally require charge-off after 120 days of delinquency.

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

The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310 – Receivables and ASC Topic 450 - Contingencies.  The level of the allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company’s allowance for loan losses consists of two components: (i) specific reserves established for probable losses on impaired loans; and (ii) general reserve for non-homogenous loans not deemed impaired and homogenous loan pools based on, but not limited to, historical loan loss experience, current economic conditions, levels of past due loans, and levels of problem loans.

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

Intangible assets, other than goodwill, consist of core deposit intangible assets and client relationship assets that were recognized in connection with various acquisitions.  Core deposit intangible assets are amortized on the straight-line method over various periods, with the majority being amortized over an average of 5 to 10 years.  Other identifiable intangibles are amortized on the straight-line method over their estimated useful lives. At December 31, 2013, all of the Company’s core deposit intangible assets were fully amortized.

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

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs.  Subsequent declines in the fair value of the asset and gains (losses) on sales are reflected as noninterest expense. Costs after acquisition are generally expensed.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

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

Stock Based Compensation

Compensation cost is recognized for share based awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the date of the grant is used for restricted stock awards. For stock option awards, a Black-Scholes model is utilized to estimate the fair value of the options. Compensation cost is recognized over the requisite service period, generally defined as the vesting period.

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

ASU 2014-01 “Investments – Equity Method and Joint Ventures (Topic 323) – Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 provides guidance related to the accounting for investments in qualified affordable housing projects. The guidance allows the holder of low income housing tax credit (“LIHTC”) investments to apply a proportional amortization method that would recognize the cost of the investment as a part of income tax expense, provided that the investment meets certain criteria. The guidance is silent regarding statement of financial position classification, although it would not be appropriate to classify the investment as a deferred tax asset. The decision to apply the proportional amortization method is an accounting policy election. Entities may also elect to continue to account for these investments using the equity method. The guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The Company does not believe this pronouncement will have a significant impact on its financial statements.

ASU 2014-04 “Receivables – Troubled Debt Restructurings by Creditors (Topic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Loans Upon Foreclosure.”ASU 2014-04 provides guidance regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. The guidance requires reclassification of a consumer mortgage loan to other real estate owned upon obtaining legal title to the residential property, which could occur either through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The existence of a borrower redemption right will not prevent the lender from reclassifying a loan to real estate once the lender obtains legal title to the property. In addition, entities are required to disclose the amount of foreclosed residential real estate properties and the recorded investment in residential real estate mortgage loans in the process of foreclosure on both an interim and annual basis. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The Company is in the process of reviewing the potential impact the adoption of this guidance will have to its financial statements.

Note 2

INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities at December 31 were as follows:

	2013				2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gain	Unrealized Losses	Market Value
Available for Sale
U.S. Government Treasury	$71,791	$82	$40	$71,833	$96,745	$504	$—	$97,249
U.S. Government Agency	75,275	127	256	75,146	51,468	221	25	51,664
States and Political Subdivisions	91,605	167	19	91,753	79,818	124	63	79,879
Mortgage-Backed Securities	2,583	212	—	2,795	56,217	805	40	56,982
Other Securities(1)	9,893	—	—	9,893	11,811	—	600	11,211
Total	$251,147	$588	$315	$251,420	$296,059	$1,654	$728	$296,985

Held to Maturity
U.S. Government Treasury	$43,533	$84	$38	$43,579	$—	$—	$—	$—
U.S. Government Agency	15,794	38	22	15,810	—	—	—	—
States and Political Subdivisions	33,216	53	4	33,265	—	—	—	—
Mortgage-Backed Securities	55,668	12	1,373	54,307	—	—	—	—
Total	$148,211	$187	$1,437	$146,961	$—	$—	$—	$—

Total Investment Securities	$399,358	$775	$1,752	$398,381	$296,059	$1,654	$728	$296,985

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $5.0 million and $4.8 million, respectively, at December 31, 2013 and $6.4 million and $4.8 million, respectively, at December 31, 2012.

During the third quarter of 2013, the Company transferred certain securities from available for sale to held to maturity. Transfers of securities into the held to maturity categories from available for sale are made at fair value on the date of the transfer. The securities had an aggregate fair value of $63.0 million with an aggregate net unrealized loss of $523,000 on the date of the transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of December 31, 2013 totaled $498,000. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Securities with an amortized cost of $258.5 million and $152.3 million at December 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

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

Investment Sales. The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2013	$7,506	$3	$—
	2012	805	—	—
	2011	$—	$—	$—

Maturity Distribution. As of December 31, 2013, the Company's investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$97,227	$97,361	$13,980	$14,003
Due after one through five years	81,107	81,172	78,563	78,651
No Maturity	9,893	9,893	—	—
U.S. Government Agency	60,337	60,199	—	—
Mortgage-Backed Securities	2,583	2,795	55,668	54,307
Total	$251,147	$251,420	$148,211	$146,961

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
2013
Available for Sale
U.S. Government Treasury	$24,924	$40	$—	$—	$24,924	$40
U.S. Government Agency	40,944	235	4,842	21	45,786	256
States and Political Subdivisions	4,101	7	511	12	4,612	19
Total	69,969	282	5,353	33	75,322	315

Held to Maturity
U.S. Government Treasury	10,054	38	—	—	10,054	38
U.S. Government Agency	5,676	22	—	—	5,676	22
States and Political Subdivisions	3,316	4	—	—	3,316	4
Mortgage-Backed Securities	44,031	1,373	—	—	44,031	1,373
Total	$63,077	$1,437	$—	$—	$63,077	$1,437

2012
Available for Sale
U.S. Government Agency	$8,464	$23	$790	$2	$9,254	$25
States and Political Subdivisions	30,302	55	5,028	8	35,330	63
Mortgage-Backed Securities	3,921	15	1,624	25	5,545	40
Other Securities	—	—	600	600	600	600
Total	$42,687	$93	$8,042	$635	$50,729	$728

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

Approximately $5.4 million of investment securities, with an unrealized loss of approximately $33,000, have been in a loss position for greater than 12 months. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2013. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio at December 31 was as follows:

(Dollars in Thousands)	2013	2012
Commercial, Financial and Agricultural	$126,607	$139,850
Real Estate – Construction	31,012	37,512
Real Estate – Commercial Mortgage	533,871	613,625
Real Estate– Residential(1)	309,692	321,986
Real Estate – Home Equity	227,922	236,263
Consumer	159,500	157,877
Loans, Net of Unearned Income	$1,388,604	$1,507,113

(1)	Includes loans in process with outstanding balances of $6.8 million and $11.9 million for 2013 and 2012, respectively.

Net deferred fees included in loans were $1.5 million and $1.6 million at December 31, 2013 and December 31, 2012, respectively.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans at December 31:

	2013		2012
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$188	—	$1,069	—
Real Estate – Construction	426	—	4,071	—
Real Estate – Commercial Mortgage	25,227	—	41,045	—
Real Estate– Residential	6,440	—	13,429	—
Real Estate – Home Equity	4,084	—	4,034	—
Consumer	599	—	574	—
Total Nonaccrual Loans	$36,964	—	$64,222	—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans at December 31,

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
2013
Commercial, Financial and Agricultural	$258	$100	$—	$358	$126,062	$126,607
Real Estate – Construction	—	—	—	—	30,587	31,012
Real Estate – Commercial Mortgage	1,548	672	—	2,220	506,424	533,871
Real Estate – Residential	1,647	1,090	—	2,737	300,514	309,692
Real Estate – Home Equity	848	212	—	1,060	222,778	227,922
Consumer	1,127	244	—	1,371	157,529	159,500
Total Past Due Loans	$5,428	$2,318	$—	$7,746	$1,343,894	$1,388,604

2012
Commercial, Financial and Agricultural	$302	$314	$—	$616	$138,165	$139,850
Real Estate – Construction	375	—	—	375	33,066	37,512
Real Estate – Commercial Mortgage	1,090	583	—	1,673	570,907	613,625
Real Estate – Residential	2,788	1,199	—	3,987	304,570	321,986
Real Estate – Home Equity	711	487	—	1,198	231,031	236,263
Consumer	1,693	392	—	2,085	155,218	157,877
Total Past Due Loans	$6,959	$2,975	$—	$9,934	$1,432,957	$1,507,113

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans.  Loans are charged-off to the allowance when losses are deemed to be probable and reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
2013
Beginning Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
Provision for Loan Losses	(15)	(207)	(83)	3,392	971	441	(1,027)	3,472
Charge-Offs	(748)	(1,070)	(3,651)	(3,835)	(1,159)	(1,751)	—	(12,214)
Recoveries	209	1	363	838	294	965	—	2,670
Net Charge-Offs	(539)	(1,069)	(3,288)	(2,997)	(865)	(786)	—	(9,544)
Ending Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095

2012
Beginning Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
Provision for Loan Losses	251	2,309	5,770	4,588	3,050	82	116	16,166
Charge-Offs	(822)	(629)	(6,031)	(9,719)	(2,896)	(2,125)	—	(22,222)
Recoveries	290	43	682	1,291	399	1,483	—	4,188
Net Charge-Offs	(532)	(586)	(5,349)	(8,428)	(2,497)	(642)	—	(18,034)
Ending Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167

2011
Beginning Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436
Provision for Loan Losses	1,446	(827)	8,477	6,864	2,383	749	(96)	18,996
Charge-Offs	(1,843)	(114)	(6,713)	(11,870)	(2,727)	(2,924)	—	(26,191)
Recoveries	387	14	251	478	214	1,450	—	2,794
Net Charge-Offs	(1,456)	(100)	(6,462)	(11,392)	(2,513)	(1,474)	—	(23,397)
Ending Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035

The following table details the amount of the allowance for loan losses by portfolio class at December 31, disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
2013
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$75	$66	$4,336	$2,047	$682	$23	$—	$7,229
Loans Collectively Evaluated for Impairment	624	1,514	3,374	7,026	2,369	959	—	15,866
Ending Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095

2012
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$210	$714	$6,641	$2,778	$546	$32	$—	$10,921
Loans Collectively Evaluated for Impairment	1,043	2,142	4,440	5,900	2,399	1,295	1,027	18,246
Ending Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167

2011
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$311	$68	$5,828	$4,702	$239	$26	$—	$11,174
Loans Collectively Evaluated for Impairment	1,223	1,065	4,832	7,816	2,153	1,861	911	19,861
Ending Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035

The Company’s recorded investment in loans as of December 31 related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
2013
Individually Evaluated for Impairment	$1,580	$557	$49,973	$20,470	$3,359	$355	$—	$76,294
Collectively Evaluated for Impairment	125,027	30,455	483,898	289,222	224,563	159,145	—	1,312,310
Total	$126,607	$31,012	$533,871	$309,692	$227,922	$159,500	$—	$1,388,604

2012
Individually Evaluated for Impairment	$2,325	$4,232	$74,650	$23,030	$3,858	$687	$—	$108,782
Collectively Evaluated for Impairment	137,525	33,280	538,975	298,956	232,405	157,190	—	1,398,331
Total	$139,850	$37,512	$613,625	$321,986	$236,263	$157,877	$—	$1,507,113

2011
Individually Evaluated for Impairment	$1,653	$511	$65,624	$36,324	$3,527	$143	$—	$107,782
Collectively Evaluated for Impairment	129,226	18,381	573,516	349,297	240,736	188,520	—	1,499,676
Total	$130,879	$18,892	$639,140	$385,621	$244,263	$188,663	$—	$1,607,458

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

The following table presents loans individually evaluated for impairment by class of loans at December 31:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
2013
Commercial, Financial and Agricultural	$1,580	$443	$1,137	$75
Real Estate – Construction	557	—	557	66
Real Estate – Commercial Mortgage	49,973	19,860	30,113	4,336
Real Estate– Residential	20,470	4,330	16,140	2,047
Real Estate – Home Equity	3,359	646	2,713	682
Consumer	355	90	265	23
Total	$76,294	$25,369	$50,925	$7,229

2012
Commercial, Financial and Agricultural	$2,325	$527	$1,797	$210
Real Estate – Construction	4,232	—	4,232	714
Real Estate – Commercial Mortgage	74,650	22,594	52,056	6,641
Real Estate – Residential	23,030	2,635	20,395	2,778
Real Estate – Home Equity	3,858	890	2,968	546
Consumer	687	123	565	32
Total	$108,782	$26,769	$82,013	$10,921

The following table summarizes the average recorded investment and interest income recognized for 2013, 2012, and 2011 by class of impaired loans:

	2013		2012		2011
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$2,861	$140	$2,018	$81	$1,554	$62
Real Estate – Construction	1,181	7	4,443	70	1,775	36
Real Estate – Commercial Mortgage	60,043	2,062	70,701	2,113	50,706	1,285
Real Estate– Residential	21,238	860	28,680	853	30,988	667
Real Estate – Home Equity	4,037	72	3,540	95	2,743	61
Consumer	501	10	229	3	90	3
Total	$89,861	$3,151	$109,611	$3,215	$87,856	$2,114

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

Real Estate Construction – Loans in this category consist of short-term construction loans, revolving and non-revolving credit lines and construction/permanent loans made to individuals and investors to finance the acquisition, development, construction or rehabilitation of real property. These loans are primarily made based on identified cash flows of the borrower or project and generally secured by the property being financed, including 1-4 family residential properties and commercial properties that are either owner-occupied or investment in nature. These properties may include either vacant or improved property. Construction loans are generally based upon estimates of costs and value associated with the completed project. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy guidelines. The disbursement of funds for construction loans is made in relation to the progress of the project and as such these loans are closely monitored by on-site inspections.

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

The following table presents the risk category of loans by segment at December 31:

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Criticized Loans
2013
Special Mention	$3,656	$45,870	$115	$49,641
Substandard	4,243	108,990	1,496	114,729
Doubtful	—	900	—	900
Total Criticized Loans	$7,899	$155,760	$1,611	$165,270

2012
Special Mention	$4,380	$54,938	$142	$59,460
Substandard	10,863	177,277	1,624	189,764
Doubtful	158	1,515	—	1,673
Total Criticized Loans	$15,401	$233,730	$1,766	$250,897

Troubled Debt Restructurings (“TDRs”). TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider. In these instances, as part of a work-out alternative, the Company will make concessions including the extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof. The impact of the TDR modifications and defaults are factored into the allowance for loan losses on a loan-by-loan basis as all TDRs are, by definition, impaired loans.  Thus, specific reserves are established based upon the results of either a discounted cash flow analysis or the underlying collateral value, if the loan is deemed to be collateral dependent. In the limited circumstances that a loan is removed from TDR classification it is the Company's policy to also remove it from the impaired loan category, but to continue to individually evaluate loan impairment based on the contractual terms specified by the loan agreement.

The following table presents loans classified as TDRs at December 31:

	2013		2012
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$1,511	$—	$1,462	$508
Real Estate – Construction	156	—	161	—
Real Estate – Commercial Mortgage	24,735	10,308	29,870	8,425
Real Estate– Residential	16,441	458	13,824	936
Real Estate – Home Equity	1,576	241	1,587	—
Consumer	345	—	570	10
Total TDRs	$44,764	$11,007	$47,474	$9,879

Loans classified as TDRs during 2013, 2012, and 2011 are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof. The financial impact of these modifications was not material.

	2013		2012		2011
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Commercial, Financial and Agricultural	4	$337	12	$1,857	7	$547
Real Estate – Construction	—	—	6	976	5	3,752
Real Estate – Commercial Mortgage	13	9,653	54	16,011	46	16,311
Real Estate– Residential	18	2,073	68	6,955	79	15,487
Real Estate – Home Equity	9	587	19	731	9	660
Consumer	6	93	60	656	2	23
Total TDRs	50	$12,743	219	$27,186	148	$36,780

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

Loans classified as TDRs during 2013, 2012, and 2011 that have subsequently defaulted during the twelve months ended December 31, 2013, 2012 and 2011 are presented in the table below.

	2013		2012		2011
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Commercial, Financial and Agricultural	—	$—	—	$—	2	$218
Real Estate – Construction	—	—	4	713	1	2,327
Real Estate – Commercial Mortgage	1	73	3	1,001	12	5,221
Real Estate– Residential	—	—	7	1,906	7	1,424
Real Estate – Home Equity	1	50	—	—	—	—
Consumer	—	—	1	2	—	—
Total TDRs	2	$123	15	$3,622	22	$9,190

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

Note 4

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31 was as follows:

(Dollars in Thousands)	2013	2012
Land	$24,522	$24,404
Buildings	112,706	113,693
Fixtures and Equipment	57,498	57,112
Total	194,726	195,209
Accumulated Depreciation	(91,341)	(88,117)
Premises and Equipment, Net	$103,385	$107,092

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $84.8 million and $85.1 million at December 31, 2013 and December 31, 2012, respectively.  Intangible assets were as follows:

	2013		2012
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,176	$47,176	$47,157
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,835	1,867	1,644
Total Intangible Assets	$133,854	$49,011	$133,854	$48,801

Net Core Deposit Intangibles:  As of December 31, 2013, the Company’s core deposit intangibles were fully amortized. Amortization expense for the twelve months of 2013, 2012, and 2011 was $19,000, 200,000, and $500,000, respectively.

Goodwill:  As of December 31, 2013 and December 31, 2012, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

As of December 31, 2013, the Company’s net book value, including goodwill, exceeded its market capitalization, and as such, the Company performed goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit was less than its estimated fair value, therefore, no impairment was recorded. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Other:  As of December 31, 2013 and December 31, 2012, the Company had a customer relationship intangible asset, net of accumulated amortization, of $32,000 and $223,000, respectively.  This intangible asset was recorded as a result of the acquisition of trust customer relationships.  Annual amortization expense during 2013, 2012, and 2011 was approximately $191,000.  The Company’s customer relationship intangible asset will be fully amortized by February 2014.

Note 6

DEPOSITS

The composition of the Company's interest bearing deposits at December 31 was follows:

(Dollars in Thousands)	2013	2012
NOW Accounts	$794,746	$842,435
Money Market Accounts	268,449	267,766
Savings Deposits	211,668	184,541
Other Time Deposits	219,922	241,019
Total Interest Bearing Deposits	$1,494,785	$1,535,761

At December 31, 2013 and 2012, $2.8 million and $7.1 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Time deposits in denominations of $100,000 or more totaled $60.7 million and $63.1 million at December 31, 2013 and December 31, 2012, respectively.

At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)	2013
2014	$189,596
2015	19,548
2016	6,478
2017	2,675
2018 and thereafter	1,625
Total	$219,922

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2013	2012	2011
NOW Accounts	$483	$634	$890
Money Market Accounts	211	255	437
Savings Deposits	100	87	73
Time Deposits < $100,000	505	912	1,958
Time Deposits > $100,000	132	220	589
Total	$1,431	$2,108	$3,947

Note 7

SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings
2013
Balance at December 31	$—	$47,312	$4,009 (2)
Maximum indebtedness at any month end	—	55,261	8,929
Daily average indebtedness outstanding	11	48,337	5,573
Average rate paid for the year	0.76%	0.05%	3.79%
Average rate paid on period-end borrowings	—%	0.05%	3.25%

2012
Balance at December 31	$—	$40,639	$6,796 (2)
Maximum indebtedness at any month end	—	62,458	6,991
Daily average indebtedness outstanding	—	47,485	4,679
Average rate paid for the year	—%	0.05%	3.68%
Average rate paid on period-end borrowings	—%	0.05%	3.69%

2011
Balance at December 31	$—	$43,372	$—
Maximum indebtedness at any month end	7,575	75,525	11,222
Daily average indebtedness outstanding	1,213	58,973	7,875
Average rate paid for the year	0.03%	0.09%	3.17%
Average rate paid on period-end borrowings	—%	0.05%	—%

(1)	Balances are fully collateralized by government treasury or agency securities held in the Company’s investment portfolio.
(2)	Comprised of FHLB debt.

Note 8

LONG-TERM BORROWINGS

Federal Home Loan Bank Advances.   FHLB advances totaled $38.0 million at December 31, 2013 and $46.9 million at December 31, 2012. The advances mature at varying dates from 2014 through 2025 and had a weighted-average rate of 3.20% and 3.38% at December 31, 2013 and 2012, respectively. The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. Interest on the FHLB advances is paid on a monthly basis.

Scheduled minimum future principal payments on FHLB advances at December 31 were as follows:

(Dollars in Thousands)	2013
2014	$2,976
2015	6,222
2016	2,938
2017	6,581
2018	7,780
2019 and thereafter	11,546
Total	$38,043

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

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods.  Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. In accordance with restrictions adopted by the Company’s Board of Directors at the request of the Federal Reserve, the Company deferred the interest payments on the notes in the first quarter of 2012. The Company continued the accrual of interest on the notes in accordance with their contractual obligations. In December 2013, the Company’s Board of Directors rescinded the resolutions restricting the payment of interest of the notes and the accrued and unpaid interest on the notes in the amount of $2.8 million was paid in full.

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

Note 9

INCOME TAXES

The provision for income taxes reflected in the statements of comprehensive income is comprised of the following components:

(Dollars in Thousands)	2013	2012	2011
Current:
Federal	$(75)	$1,189	$3,124
State	195	280	424
	120	1,469	3,548

Deferred:
Federal	1,650	(1,260)	(1,828)
State	99	(1,597)	(1,350)
Valuation Allowance	56	52	259
	1,805	(2,805)	(2,919)

Total:
Federal	1,575	(71)	1,296
State	294	(1,317)	(926)
Valuation Allowance	56	52	259
Total	$1,925	$(1,336)	$629

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2013	2012	2011
Tax Expense at Federal Statutory Rate	$2,790	$(430)	$1,934
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(385)	(402)	(612)
Change in Reserve for Uncertain Tax Positions	(777)	(347)	(168)
State Taxes, Net of Federal Benefit	191	(856)	(602)
Other	50	199	(182)
Change in Valuation Allowance	56	52	259
Increase Deferred Tax Liability for Equity Investment	—	448	—
Actual Tax Expense	$1,925	$(1,336)	$629

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2013 and 2012 are as follows:

(Dollars in Thousands)	2013	2012
Deferred Tax Assets Attributable to:
Allowance for Loan Losses	$8,910	$11,253
Accrued Pension/SERP	5,284	18,927
State Net Operating Loss and Tax Credit Carry-Forwards	4,906	5,002
Other Real Estate Owned	9,459	9,869
Other	5,304	7,100
Total Deferred Tax Assets	$33,863	$52,151

Deferred Tax Liabilities Attributable to:
Depreciation on Premises and Equipment	$6,322	$7,117
Deferred Loan Fees and Costs	2,446	2,864
Intangible Assets	3,419	3,119
Accrued Pension/SERP	—	1,870
Other	526	1,082
Total Deferred Tax Liabilities	12,713	16,052
Valuation Allowance	1,226	1,170
Net Deferred Tax Asset	$19,924	$34,929

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of the separate state net operating loss carry-forward of CCBG, the separate state net operating loss carry-forwards of an inactive subsidiary, and certain of the Bank’s separate state tax credit carry-forwards, will be realized. Accordingly, a valuation allowance for CCBG’s separate state net operating loss carry-forward was recorded in 2008 and increased for CCBG’s additional state operating loss carry-forward generated in 2009 through 2013. This valuation allowance at year-end 2013 was $1.0 million. In addition, a valuation allowance for the inactive subsidiary’s separate state net operating loss carry-forwards and for certain of the Bank’s state tax credit carry-forwards totaled $0.2 million at year-end 2013. At year-end 2013, the Company had state loss and tax credit carry-forwards of approximately $4.9 million, which expire at various dates from 2014 through 2032, and federal and tax credit carry-forwards of approximately $0.3 million that never expire.

The Company had unrecognized tax benefits at December 31, 2013, 2012, and 2011 of $3.2 million, $4.2 million, and $4.6 million, respectively, of which $2.1 million would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2013	2012	2011
Balance at January 1,	$4,209	$4,577	$4,770
Additions Based on Tax Positions Related to Current Year	—	508	522
Decrease Due to Lapse in Statue of Limitations	(981)	(876)	(715)
Balance at December 31	$3,228	$4,209	$4,577

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. The total amounts of interest and penalties recorded in the income statement – income taxes for the years ended December 31, 2013, 2012, and 2011 were $139,000, $108,000, and $43,000, respectively. The amounts accrued for interest and penalties at December 31, 2013 and 2012 were $0.8 million and $0.9 million respectively.

The Company expects a $3.2 million decrease in the amount of unrecognized tax benefits in the next 12 months due to the resolution of certain tax contingencies.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2010.

Note 10

STOCK-BASED COMPENSATION

As of December 31, 2013, the Company had three stock-based compensation plans, consisting of the 2011 Associate Incentive Plan (“AIP”), the 2011 Associate Stock Purchase Plan (“ASPP”), and the 2011 Director Stock Purchase Plan (“DSPP”).  These plans, which were approved by the shareowners in April 2011, replaced substantially similar plans approved by the shareowners in 2004. Total compensation expense associated with these plans for 2011 through 2013 was $0.1 million, $0.5 million, and $1.4 million, respectively.

AIP.  The AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the 2011 AIP there were 875,000 shares reserved for issuance. In 2013, the Company, pursuant to the terms and conditions of the AIP, created the 2013 Incentive Plan (“2013 Plan”), under which all participants in the 2013 Plan were eligible to earn performance shares. Awards under the 2013 Plan were tied to internally established earnings goals. At base level targets, the grant-date fair value of the shares eligible to be awarded in 2013 was approximately $0.7 million.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance. For 2013, a total of 56,326 shares were eligible for issuance, but additional shares could be earned if performance exceeded established goals. A total of 63,037 shares were earned for 2013 reflective of goal achievement that exceeded the base level targets. The Company recognized expense of $965,000 and $255,000 for 2013 and 2012, respectively. There was no expense for this plan in 2011.

Executive Long-Term Incentive Plan (“LTIP”). Prior to 2007, the Company maintained a stock option program for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). The status of the options granted under this arrangement is detailed in the table provided below. In 2007, the Company replaced its practice of entering into an annual stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period. The Company recognized $0.3 million in expense for 2013 under the executive’s LTIP. There was no expense for years 2012 and 2011.

A summary of the status of the Company’s option shares is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	60,384	$32.79	$1.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2013	60,384	$32.79	$0.9	$—
Exercisable at December 31, 2013	60,384	$32.79	$0.9	$—

DSPP.  The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.  Under the 2011 DSPP there were 150,000 shares reserved for issuance.  For 2013, the Company issued 13,348 shares under the DSPP and recognized approximately $15,000 in expense related to this plan.  For 2012, the Company issued 25,864 shares and recognized approximately $21,000 in expense related to the DSPP.  For 2011, the Company issued 21,872 shares and recognized approximately $23,000 in expense under the DSPP.

ASPP.  Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Under the 2011 ASPP there were 593,750 shares of common stock reserved for issuance.  For 2013, 31,597 shares were acquired under the ASPP and approximately $69,000 in expense was recognized related to this plan. For 2012, 75,257 shares were acquired and approximately $119,000 in expense was recognized related to the ASPP. For 2011, 38,210 shares were acquired and approximately $72,000 in expense was recognized under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $2.21 for 2013.  For 2012 and 2011, the weighted average fair value purchase right granted was $1.61 and $1.74, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2013	2012	2011
Dividend yield	—%	—%	3.5%
Expected volatility	32.0%	32.0%	31.0%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected life (in years)	0.5	0.5	0.5

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

(Dollars in Thousands)	2013	2012	2011
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$134,950	$116,173	$97,393
Service Cost	6,999	6,397	6,027
Interest Cost	5,566	5,587	5,243
Actuarial (Gain)Loss	(18,965)	14,156	9,430
Benefits Paid	(12,946)	(7,138)	(1,846)
Expenses Paid	(319)	(225)	(245)
Plan Amendment	—	—	171
Projected Benefit Obligation at End of Year	$115,285	$134,950	$116,173

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$94,164	$87,844	$84,658
Actual Return on Plan Assets	17,943	8,683	277
Employer Contributions	5,000	5,000	5,000
Benefits Paid	(12,946)	(7,138)	(1,846)
Expenses Paid	(319)	(225)	(245)
Fair Value of Plan Assets at End of Year	$103,842	$94,164	$87,844

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$11,442	$40,786	$28,330

Accumulated Benefit Obligation at End of Year	$98,796	$110,985	$94,121

Components of Net Periodic Benefit Costs:
Service Cost	$6,999	$6,397	$6,027
Interest Cost	5,566	5,587	5,243
Expected Return on Plan Assets	(7,371)	(6,793)	(6,555)
Amortization of Prior Service Costs	317	359	462
Net Loss Amortization	4,316	3,390	2,223
Net Periodic Benefit Cost	$9,827	$8,940	$7,400
Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	5.00%	4.25%	5.00%
Rate of Compensation Increase	3.25%	3.75%	4.00%
Measurement Date	12/31/13	12/31/12	12/31/11
Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.25%	5.00%	5.55%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	3.75%	4.00%	4.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial (Gain) Loss	$(33,850)	$8,875	$13,690
Prior Service Cost	(317)	(359)	(496)
Deferred Tax Expense (Benefit)	13,180	(3,285)	(5,090)
Other Comprehensive (Gain) Loss, net of tax	$(20,987)	$5,231	$8,104

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$13,947	$47,800	$38,924
Prior Service Cost	1,383	1,700	2,060
Deferred Tax Benefit	(5,914)	(19,097)	(15,812)
Accumulated Other Comprehensive Loss, net of tax	$9,416	$30,403	$25,172

The Company expects to recognize $1.3 million of the net actuarial loss and $0.3 million of the prior service cost reflected in accumulated other comprehensive income at December 31, 2013 as a component of net periodic benefit cost during 2014.

Plan Assets. The Company’s pension plan asset allocation at year-end 2013 and 2012, and the target asset allocation for 2014 are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End(1)
	2014	2013	2012
Equity Securities	77%	72%	61%
Debt Securities	20%	23%	29%
Cash and Cash Equivalents	3%	5%	10%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

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

(Dollars in Thousands)	2013	2012
Level 1:
U.S. Government Treasury	$768	$2,143
Common Stocks	21,564	16,799
Mutual Funds	70,993	58,480
Cash and Cash Equivalents	5,571	7,819

Level 2:
U.S. Government Agency	4,946	8,923

Total Fair Value of Plan Assets	$103,842	$94,164

Expected Benefit Payments.  As of December 31, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)	2013
2014	$6,495
2015	7,536
2016	6,998
2017	7,347
2018	8,701
2019 through 2023	44,814
Total	$81,891

Contributions.  The following table details the amounts contributed to the pension plan in 2013 and 2012, and the expected amount to be contributed in 2014.

(Dollars in Thousands)	2013(2)	2012(2)	Expected Range of Contribution 2014(1)
Actual Contributions	$5,000	$5,000	$5,000 - $10,000

(1)	For 2014, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.
(2)	For the 2012 plan year, the Company made two separate $5.0 million contributions, one during the 2013 calendar year and one during the 2012 calendar year. As of December 31, 2013, no contributions were made for the 2013 plan year.

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

(Dollars in Thousands)	2013	2012	2011
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$3,492	$3,030	$3,001
Service Cost	—	—	—
Interest Cost	137	140	147
Actuarial Loss(Gain)	(1,250)	322	(151)
Plan Amendment	—	—	33
Projected Benefit Obligation at End of Year	$2,379	$3,492	$3,030

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$2,379	$3,492	$3,030
Accumulated Benefit Obligation at End of Year	$2,379	$3,492	$3,030

Components of Net Periodic Benefit Costs:
Service Cost	$—	$—	$—
Interest Cost	137	140	147
Amortization of Prior Service Cost	187	189	180
Net Gain Amortization	(237)	(369)	(413)
Net Periodic Benefit Cost	$87	$(40)	$(86)

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	5.00%	4.25%	5.00%
Rate of Compensation Increase	3.25%	3.75%	4.00%
Measurement Date	12/31/13	12/31/12	12/31/11

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.25%	5.00%	5.50%
Rate of Compensation Increase	3.75%	4.00%	4.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial (Gain)Loss	$(1,013)	$691	$263
Prior Service Cost	(187)	(189)	(147)
Deferred Tax Expense (Benefit)	463	(194)	(45)
Other Comprehensive (Gain) Loss, net of tax	$(737)	$308	$71

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Gain	$(1,812)	$(799)	$(1,490)
Prior Service Cost	171	358	547
Defined Tax Liability	633	170	364
Accumulated Other Comprehensive Gain, net of tax	$(1,008)	$(271)	$(579)

The Company expects to recognize approximately $0.7 million of the net actuarial gain and $0.2 million of the prior service cost reflected in accumulated other comprehensive income at December 31, 2013 as a component of net periodic benefit cost during 2014.

Expected Benefit Payments. As of December 31, 2013, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)
2014	$496
2015	563
2016	293
2017	109
2018	90
2019 through 2023	82
Total	$1,633

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant's compensation for eligible associates.  During 2013, 2012, and 2011, the Company made matching contributions of $0.4 million for each respective year. The participant may choose to invest their contributions into twenty-seven investment options available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  Shares issued to participants have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2013, 2012 and 2011.

Note 12

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands)	2013	2012	2011
Numerator:
Net Income	$6,045	$108	$4,897

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,325	17,205	17,140
Effects of Dilutive Securities Stock Compensation Plans	74	15	—

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,399	17,220	17,140

Basic Earnings Per Share	$0.35	$0.01	$0.29

Diluted Earnings Per Share	$0.35	$0.01	$0.29

Stock options for 23,138 and 37,246 shares of common stock related to awards earned in 2003 and 2004, respectively, were not considered in computing diluted earnings per common share for 2013, 2012 and 2011 because they were anti-dilutive.

Note 13

REGULATORY MATTERS

Regulatory Capital Requirements. The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are not conditions or events since the notification that management believes have changed the Bank’s category. The Company and Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the table.

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Tier I Capital:
CCBG	$256,338	16.56%	$62,058	4.00%	*	*
CCB	256,554	16.59%	61,992	4.00%	$92,988	6.00%

Total Capital:
CCBG	277,618	17.94%	124,116	8.00%	*	*
CCB	275,927	17.85%	123,984	8.00%	154,980	10.00%

Tier I Leverage:
CCBG	256,338	10.46%	98,029	4.00%	*	*
CCB	256,554	10.48%	97,931	4.00%	122,414	5.00%

2012
Tier I Capital:
CCBG	$239,520	14.35%	$67,104	4.00%	*	*
CCB	239,955	14.39%	67,045	4.00%	$100,567	6.00%

Total Capital:
CCBG	262,377	15.72%	134,207	8.00%	*	*
CCB	260,906	15.64%	134,089	8.00%	167,612	10.00%

Tier I Leverage:
CCBG	239,520	9.90%	96,824	4.00%	*	*
CCB	239,955	9.93%	96,694	4.00%	120,868	5.00%

*	Not applicable to bank holding companies.

Dividend Restrictions. In the ordinary course of business, the Company is dependent upon dividends from its banking subsidiary to provide funds for the payment of dividends to shareowners and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Company’s banking subsidiary to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the banking subsidiary for that year combined with the retained net profits for proceeding two years. In 2014, the bank subsidiary may declare dividends without regulatory approval of $4.5 million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2014 up to the date of any such dividend declaration.

Note 14

OTHER COMPREHENSIVE INCOME (LOSS)

FASB Topic ASC 220, “Comprehensive Income” requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Total comprehensive income is reported in the consolidated statements of comprehensive income and changes in shareowners’ equity.

The following table summarizes the tax effects for each component of other comprehensive income (loss):

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2013
Investment Securities:
Change in net unrealized (gain) loss	$(1,252)	$483	$(769)
Unrealized losses on securities transferred from available for sale to held to maturity	(523)	202	(321)
Amortization of losses on securities transferred from available for sale to held to maturity	25	(10)	15
Reclassification adjustment for net gain included in net income	3	(1)	2
Reclassification adjustment for impairment loss realized in net income	600	(232)	368
Total Investment Securities	(1,147)	442	(705)

Benefit Plans:
Reclassification adjustment for amortization of prior service cost	504	(194)	310
Reclassification adjustment for amortization of net loss	4,079	(1,574)	2,505
Current year actuarial gain	30,784	(11,875)	18,909
Total Benefit Plans	35,367	(13,643)	21,724

Total Other Comprehensive Income	$34,220	$(13,201)	$21,019

2012
Investment Securities:
Change in net unrealized (gain) loss	$(786)	$295	$(491)
Total Investment Securities	(786)	295	(491)

Benefit Plans:
Reclassification adjustment for amortization of prior service cost	548	(211)	337
Reclassification adjustment for amortization of net loss	3,021	(1,165)	1,856
Current year actuarial loss	(12,587)	4,855	(7,732)
Total Benefit Plans	(9,018)	3,479	(5,539)

Total Other Comprehensive Loss	$(9,804)	$3,774	$(6,030)

2011
Investment Securities:
Change in net unrealized (gain) loss	$600	$(203)	$397
Total Investment Securities	600	(203)	397

Benefit Plans:
Reclassification adjustment for amortization of prior service cost	643	(248)	395
Reclassification adjustment for amortization of net loss	1,810	(698)	1,112
Current year actuarial loss	(15,763)	6,081	(9,682)
Total Benefit Plans	(13,310)	5,135	(8,175)

Total Other Comprehensive Loss	$(12,710)	$4,932	$(7,778)

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2013	$573	$(30,132)	$(29,559)
Other comprehensive (loss) income during the period	(705)	21,724	21,019
Balance as of December 31, 2013	$(132)	$(8,408)	$(8,540)

Balance as of January 1, 2012	$1,064	$(24,593)	$(23,529)
Other comprehensive loss during the period	(491)	(5,539)	(6,030)
Balance as of December 31, 2012	$573	$(30,132)	$(29,559)

Balance as of January 1, 2011	$667	$(16,418)	$(15,751)
Other comprehensive income (loss) during the period	397	(8,175)	(7,778)
Balance as of December 31, 2011	$1,064	$(24,593)	$(23,529)

Note 15

RELATED PARTY TRANSACTIONS

At December 31, 2013 and 2012, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $18.3 million and $19.8 million, respectively.  During 2013, $35.0 million in new loans were made and repayments totaled $36.5 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Deposits from certain directors, executive officers, and their related interests totaled $24.0 million and $18.6 million at December 31, 2013 and 2012, respectively.

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

(Dollars in Thousands)	2013		2012	2011
Maintenance and Repairs – Bldg.	$1,889		$1,866	$2,167
Utilities	1,513		1,609	1,764
Maintenance Agreements - FF&E	2,837		3,220	3,114
Legal Fees	3,663		4,303	4,106
Professional Fees	4,304		4,882	3,832
Telephone	1,891		1,896	1,895
Advertising	1,719		1,815	2,471
Processing Services	5,396		3,967	3,708
Insurance – Other	4,144		4,104	4,474
Postage	1,309	(1)	1,595	1,780
Other	838		1,146	1,763
Total	$29,503		$30,403	$31,074

(1)	Amount less than 1% for the current year but was greater than 1% for prior year(s).

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

	2013			2012
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$36,927	$234,342	$271,269	$48,618	$245,087	$293,705
Standby Letters of Credit	10,979	—	10,979	11,249	—	11,249
Total	$47,906	$234,342	$282,248	$59,867	$245,087	$304,954

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $0.7 million in 2013, $0.6 million in 2012, and $0.6 million in 2011.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2013, are as follows (dollars in millions): 2014, $0.5; 2015, $0.5; 2016, $0.5; 2017, $0.4, thereafter, $4.0.

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

In December 2013, a settlement agreement was approved by the court in resolution of the aforementioned Covered Litigation matter. Visa’s share of the settlement is to be paid from the litigation reserve account. Based on the aforementioned settlement agreement, the Company does not expect to make any additional payments to the counterparty other than certain fixed charges included in the liability, which are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly payments during 2013 averaged approximately $30,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

In general, the Company does not purchase securities that have a complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is easily obtained. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

Fair Value Swap. The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares. The valuation represents an internally developed estimate of the exposure based upon probability-weighted potential Visa litigation losses and related carrying cost obligations required under the contract.

A summary of fair values for assets and liabilities recorded at fair value at December 31 consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2013
Securities Available for Sale:
U.S. Government Treasury	$71,833	$—	$—	$71,833
U.S. Government Agency	—	75,146	—	75,146
States and Political Subdivisions	—	91,753	—	91,753
Mortgage-Backed Securities	—	2,795	—	2,795
Other Securities	—	9,893	—	9,893

2012
Securities Available for Sale:
U.S. Government Treasury	$97,249	$—	$—	$97,249
U.S. Government Agency	—	51,664	—	51,664
State and Political Subdivisions	—	79,879	—	79,879
Mortgage-Backed Securities	—	56,982	—	56,982
Other Securities	—	11,211	—	11,211

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $31.5 million with a valuation allowance of $3.1 million at December 31, 2013 and $61.3 million and $6.8 million, respectively, at December 31, 2012.

Loans Held for Sale. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During 2013, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process. Foreclosed assets measured at fair value upon initial recognition totaled $24.5 million for the year ended December 31, 2013. The Company disposed of $25.9 million in foreclosed assets, recognized subsequent write-downs totaling $3.6 million for properties that were re-valued, and realized miscellaneous adjustments totaling $0.3 million for the year ended December 31 2013. The valuation allowance associated with foreclosed real estate was $11.0 million at December 31, 2013 and $9.6 million at December 31, 2012.

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

A summary of estimated fair values of significant financial instruments at December 31 consisted of the following:

	2013
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,209	$55,209	$—	$—
Short-Term Investments	474,719	474,719	—	—
Investment Securities, Available for Sale	251,420	71,833	179,587	—
Investment Securities, Held to Maturity	148,211	43,579	103,382	—
Loans Held for Sale	11,065	—	11,065
Loans, Net of Allowance for Loan Losses	1,365,509	—		1,265,827

LIABILITIES:
Deposits	$2,136,248	$—	$2,136,737	$—
Short-Term Borrowings	51,321	—	50,754	—
Subordinated Notes Payable	62,887	—	62,886	—
Long-Term Borrowings	38,043	—	39,450	—

	2012
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$66,238	$66,238	$—	$—
Short-Term Investments	443,494	443,494	—	—
Investment Securities, Available for Sale	296,985	97,249	199,736	—
Loans Held for Sale	14,189	—	14,189	—
Loans, Net of Allowance for Loan Losses	1,477,946	—	—	1,370,056

LIABILITIES:
Deposits	$2,144,996	$—	$2,145,547	$—
Short-Term Borrowings	47,435	—	46,503	—
Subordinated Notes Payable	62,887	—	62,896	—
Long-Term Borrowings	46,859	—	50,003	—

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 19

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2013	2012
ASSETS
Cash and Due From Subsidiary Bank	$6,209	$7,061
Investment in Subsidiary Bank	337,809	309,114
Other Assets	3,347	3,435
Total Assets	$347,365	$319,610

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	8,078	9,834
Total Liabilities	70,965	72,721

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding		—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,360,960 and 17,232,380 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	174	172
Additional Paid-In Capital	41,152	38,707
Retained Earnings	243,614	237,569
Accumulated Other Comprehensive Loss, Net of Tax	(8,540)	(29,559)
Total Shareowners' Equity	276,400	246,889
Total Liabilities and Shareowners’ Equity	$347,365	$319,610

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2013	2012	2011
OPERATING INCOME
Income Received from Subsidiary Bank:
Overhead Fees	$4,417	$4,536	$3,364
Other Income	208	130	48
Total Operating Income	4,625	4,666	3,412

OPERATING EXPENSE
Salaries and Associate Benefits	3,130	2,059	1,974
Interest on Subordinated Notes Payable	1,419	1,477	1,380
Professional Fees	1,491	1,781	1,251
Advertising	142	140	135
Legal Fees	245	332	249
Other	1,117	478	440
Total Operating Expense	7,544	6,267	5,429
Loss Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	(2,919)	(1,601)	(2,017)
Income Tax Benefit	(1,036)	(10)	(666)
Loss Before Equity in Undistributed Earnings of Subsidiary Bank	(1,883)	(1,591)	(1,351)
Equity in Undistributed Earnings of Subsidiary Bank	7,928	1,699	6,248
Net Income	$6,045	$108	$4,897

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,045	$108	$4,897
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(7,928)	(1,699)	(6,248)
Stock-Based Compensation	1,296	262	—
Decrease (Increase) in Other Assets	339	(491)	(324)
(Decrease) Increase in Other Liabilities	(1,755)	2,005	1,181
Net Cash (Used In) Provided by Operating Activities	(2,003)	185	(494)

CASH FROM FINANCING ACTIVITIES:
Payment of Dividends	—	—	(5,142)
Issuance of Common Stock	1,151	607	919
Net Cash Provided By (Used In) in Financing Activities	1,151	607	(4,223)

Net (Decrease) Increase in Cash	(852)	792	(4,717)
Cash at Beginning of Year	7,061	6,269	10,986
Cash at End of Year	$6,209	$7,061	$6,269

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2013.

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

Ernst & Young LLP, an independent registered certified public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2013, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2013, as stated in its attestation report, which is included herein on page 103.

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

Item 9B.       Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Capital City Bank Group, Inc. and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama

March 7, 2014

Part III

Item 10.         Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsection entitled “Codes of Conduct and Ethics” under the section entitled “Corporate Governance,” “Proposal No. 1 - Nominees for Election as Directors,” “Continuing Directors and Executive Officers,” “Share Ownership” and the subsection entitled “Committees of the Board” under the section “Board and Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 29, 2014.

Item 11.       Executive Compensation

Incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 29, 2014.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

The 2011 Associate Incentive Plan, 2011 Associate Stock Purchase Plan, and 2011 Director Stock Purchase Plan were approved by the Registrant’s shareowners. The following table provides certain information regarding the Registrant’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	60,384 (1)	$32.79	1,391,156 (2)
Equity Compensation Plans Not Approved by Securities Holders	—	—	—
Total	60,384	$32.79	1,391,156

(1)	Includes 60,384 shares that may be issued upon exercise of outstanding options under the terminated 2005 Associate Incentive Plan.
(2)	Consists of 846,530 shares available for issuance under our 2011 Associate Incentive Plan, 446,950 shares available for issuance under our 2011 Associate Stock Purchase Plan, and 97,676 shares available for issuance under our 2011 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2011 Associate Incentive Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 29, 2014.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the subsections entitled “Procedures for Review, Approval, or Ratification of Related Person Transactions” and “Transactions With Related Persons” under the section entitled “Executive Officers and Transactions with Related Persons” and the subsection entitled “Independent Directors” under the section entitled “Corporate Governance” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 29, 2014.

Item 14.       Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Fees and Related Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 29, 2014.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.	Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at the End of Fiscal Years 2013 and 2012
Consolidated Statements of Operations for Fiscal Years 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income for Fiscal Years 2013, 2012, and 2011
Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2013, 2012,and 2011
Consolidated Statements of Cash Flows for Fiscal Years 2013, 2012, and 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.
3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

Reg. S-K
Exhibit
Table
Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).
3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).
4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of the Registrant’s shareowners.
4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.5	In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.
10.1	Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).
10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).
10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).

10.4	2005 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 24, 2005 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/31/05) (No. 0-13358).
10.5	2006 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 23, 2006 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).
10.6	Capital City Bank Group, Inc. Non-Employee Director Plan, as amended – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).
11	Statement re Computation of Per Share Earnings.*
14	Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).
21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2013.**
23.1	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Information required to be presented in Exhibit 11 is provided in Note 12 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.
**	Filed electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 7, 2014, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 7, 2014 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

/s/ J. Kimbrough Davis

J. Kimbrough Davis

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 7, 2014, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ DuBose Ausley	/s/ J. Everitt Drew
DuBose Ausley	J. Everitt Drew

/s/ Thomas A. Barron	/s/ John K. Humphress
Thomas A. Barron	John K. Humphress

/s/ Allan G. Bense	/s/ Lina S. Knox
Allan G. Bense	Lina S. Knox

/s/ Frederick Carroll, III	/s/ Henry Lewis III
Frederick Carroll, III	Henry Lewis III

/s/ Cader B. Cox, III	/s/ William G. Smith, Jr.
Cader B. Cox, III	William G. Smith, Jr.

Exhibit Index

Reg. S-K
Exhibit
Table
Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).
3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).
4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of the Registrant’s shareowners.
4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.5	In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.
10.1	Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).
10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).
10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).
10.4	2005 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 24, 2005 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/31/05) (No. 0-13358).
10.5	2006 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 23, 2006 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).
10.6	Capital City Bank Group, Inc. Non-Employee Director Plan, as amended – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).
11	Statement re Computation of Per Share Earnings.*
14	Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).
21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2013.**
23.1	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Information required to be presented in Exhibit 11 is provided in Note 12 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.
**	Filed electronically herewith.

