Form 10-Q
period 2014-03-31
CAPITAL CITY BANK GROUP INC
filed 2014-05-08
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

At April 30, 2014, 17,426,654 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2014

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	legislative or regulatory changes, including the Dodd-Frank Act and Basel III;
▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision, deferred tax asset valuation allowance, and pension plan;
▪	continued depression of the market value of the Company that could result in an impairment of goodwill;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	our need and our ability to incur additional debt or equity financing;
▪	the effects of the health and soundness of other financial institutions;
▪	our ability to declare and pay dividends and repurchase shares of the Company’s common stock under our repurchase plan;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	our ability to comply with the laws of each jurisdiction where we operate;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

However, other factors besides those listed in Item 1A Risk Factors or discussed in this Form 10-Q also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I.         FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31,	December 31,
(Dollars in Thousands)	2014	2013
ASSETS
Cash and Due From Banks	$59,288	$55,209
Federal Funds Sold and Interest Bearing Deposits	468,805	474,719
Total Cash and Cash Equivalents	528,093	529,928

Investment Securities, Available for Sale, at fair value	229,615	251,420
Investment Securities, Held to Maturity, at amortized cost (fair value of $190,984 and $146,961)	191,645	148,211
Total Investment Securities	421,260	399,631

Loans Held For Sale	12,313	11,065

Loans, Net of Unearned Income	1,394,777	1,388,604
Allowance for Loan Losses	(22,110)	(23,095)
Loans, Net	1,372,667	1,365,509

Premises and Equipment, Net	102,655	103,385
Goodwill	84,811	84,811
Other Intangible Assets	—	32
Other Real Estate Owned	44,036	48,071
Other Assets	67,205	69,471
Total Assets	$2,633,040	$2,611,903

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$657,548	$641,463
Interest Bearing Deposits	1,506,165	1,494,785
Total Deposits	2,163,713	2,136,248

Short-Term Borrowings	48,733	51,321
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	33,971	38,043
Other Liabilities	43,856	47,004
Total Liabilities	2,353,160	2,335,503

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,426,651 and 17,360,960 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	174	174
Additional Paid-In Capital	41,220	41,152
Retained Earnings	247,017	243,614
Accumulated Other Comprehensive Loss, Net of Tax	(8,531)	(8,540)
Total Shareowners’ Equity	279,880	276,400
Total Liabilities and Shareowners’ Equity	$2,633,040	$2,611,903

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2014	2013
INTEREST INCOME
Loans, including Fees	$18,098	$20,154
Investment Securities:
Taxable Securities	703	590
Tax Exempt Securities	144	114
Federal Funds Sold and Interest Bearing Deposits	291	270
Total Interest Income	19,236	21,128

INTEREST EXPENSE
Deposits	308	415
Short-Term Borrowings	20	82
Subordinated Notes Payable	331	339
Other Long-Term Borrowings	291	347
Total Interest Expense	950	1,183

NET INTEREST INCOME	18,286	19,945
Provision for Loan Losses	359	1,070
Net Interest Income After Provision for Loan Losses	17,927	18,875

NONINTEREST INCOME
Deposit Fees	5,869	6,165
Bank Card Fees	2,707	2,661
Wealth Management Fees	1,918	1,915
Mortgage Banking Fees	625	1,043
Data Processing Fees	541	653
Other	1,125	1,091
Total Noninterest Income	12,785	13,528

NONINTEREST EXPENSE
Compensation	15,781	16,739
Occupancy, Net	4,298	4,418
Intangible Amortization	32	68
Other Real Estate Owned, net	1,399	2,824
Other	6,856	7,091
Total Noninterest Expense	28,366	31,140

INCOME BEFORE INCOME TAXES	2,346	1,263
Income Tax (Benefit) Expense	(1,405)	424

NET INCOME	$3,751	$839

BASIC NET INCOME PER SHARE	$0.22	$0.05
DILUTED NET INCOME PER SHARE	$0.22	$0.05

Average Basic Common Shares Outstanding	17,399	17,302
Average Diluted Common Shares Outstanding	17,439	17,309

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
NET INCOME	$3,751	$839
Other comprehensive income, before tax:
Investment Securities:
Change in net unrealized gain (loss)	(5)	7
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	20	—
Total Investment Securities	15	7
Other comprehensive income, before tax	15	7
Deferred tax expense related to other comprehensive income	(6)	(1)
Other comprehensive income, net of tax	9	6
TOTAL COMPREHENSIVE INCOME	$3,760	$845

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2013	17,232,380	$172	$38,707	$237,569	$(29,559)	$246,889
Net Income		—	—	839	—	839
Other Comprehensive Income, Net of Tax		—	—	—	6	6
Stock Based Compensation		—	216	—	—	216
Impact of Transactions Under Compensation Plans, net	86,406	1	657	—	—	658
Balance, March 31, 2013	17,318,786	$173	$39,580	$238,408	$(29,553)	$248,608

Balance, January 1, 2014	17,360,960	$174	$41,152	$243,614	$(8,540)	$276,400
Net Income		—	—	3,751	—	3,751
Other Comprehensive Income, Net of Tax		—	—	—	9	9
Cash Dividends ($0.0200 per share)		—	—	(348)	—	(348)
Stock Based Compensation		—	317	—	—	317
Impact of Transactions Under Compensation Plans, net	65,691	—	(249)	—	—	(249)
Balance, March 31, 2014	17,426,651	$174	$41,220	$247,017	$(8,531)	$279,880

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,751	$839
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	359	1,070
Depreciation	1,589	1,628
Amortization of Premiums, Discounts, and Fees (net)	1,315	992
Amortization of Intangible Assets	32	68
Net (Increase) Decrease in Loans Held-for-Sale	(1,248)	2,767
Stock Based Compensation	317	216
Deferred Income Taxes	1,497	1,715
Loss on Sales and Write-Downs of Other Real Estate Owned	840	1,883
Net Decrease (Increase) in Other Assets	783	(7,768)
Net (Decrease) Increase in Other Liabilities	(3,448)	3,020
Net Cash Provided By Operating Activities	5,787	6,430

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(51,311)	—
Payments, Maturities, and Calls	7,479	—
Securities Available for Sale:
Purchases	(9,980)	(47,863)
Payments, Maturities, and Calls	30,751	36,270
Net (Increase) Decrease in Loans	(8,695)	36,892
Proceeds From Sales of Other Real Estate Owned	4,485	6,101
Purchases of Premises and Equipment	(859)	(419)
Net Cash (Used In) Provided By Investing Activities	(28,130)	30,981

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	27,465	(31,014)
Net Decrease in Short-Term Borrowings	(3,828)	(657)
Repayment of Other Long-Term Borrowings	(2,832)	(1,731)
Dividends Paid	(348)	—
Issuance of Common Stock Under Compensation Plans	51	650
Net Cash Provided By (Used In) Financing Activities	20,508	(32,752)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,835)	4,659

Cash and Cash Equivalents at Beginning of Period	529,928	509,732
Cash and Cash Equivalents at End of Period	$528,093	$514,391

Supplemental Cash Flow Disclosures:
Interest Paid	$914	$865
Income Taxes Paid	$1,030	$12

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$1,290	$12,979
Transfer of Current Portion of Long-Term Borrowings	$1,240	$3,904

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The consolidated statement of financial condition at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gain	Unrealized Losses	Market Value
Available for Sale
U.S. Treasury	$64,258	$50	$22	$64,286	$71,791	$82	$40	$71,833
U.S. Government Agency	80,102	160	265	79,997	75,275	127	256	75,146
States and Political Subdivisions	73,632	147	15	73,764	91,605	167	19	91,753
Mortgage-Backed Securities	2,509	213	—	2,722	2,583	212	—	2,795
Other Securities(1)	8,846	—	—	8,846	9,893	—	—	9,893
Total	229,347	$570	$302	$229,615	$251,147	$588	$315	$251,420

Held to Maturity
U.S. Treasury	$71,417	$88	$87	$71,418	$43,533	$84	$38	$43,579
U.S. Government Agency	33,854	47	48	33,853	15,794	38	22	15,810
States and Political Subdivisions	34,410	63	14	34,459	33,216	53	4	33,265
Mortgage-Backed Securities	51,964	12	722	51,254	55,668	12	1,373	54,307
Other Securities	—	—	—	—	—	—	—	—
Total	$191,645	$210	$871	$190,984	$148,211	$187	$1,437	$146,961

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $4.0 million and $4.8 million, respectively, at March 31, 2014 and $5.0 million and $4.8 million, respectively, at December 31, 2013.

Securities with an amortized cost of $252.4 million and $258.5 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of March 31, 2014, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$96,559	$96,670	$15,374	$15,392
Due after one through five years	56,260	56,327	124,307	124,338
No Maturity	8,846	8,846	—	—
U.S. Government Agency	65,173	65,050	—	—
Mortgage-Backed Securities	2,509	2,722	51,964	51,254
Total	$229,347	$229,615	$191,645	$190,984

Unrealized Losses on Investment Securities. The following table summarizes the investment securities with unrealized losses at March 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
March 31, 2014
Available for Sale
U.S. Government Treasury	$19,952	$22	$—	$—	$19,952	$22
U.S. Government Agency	31,184	223	6,133	42	37,317	265
States and Political Subdivisions	529	—	1,258	15	1,787	15
Total	$51,665	$245	$7,391	$57	$59,056	$302

Held to Maturity
U.S. Government Treasury	39,968	88	—	—	39,968	88
U.S. Government Agency	23,178	48	—	—	23,178	48
States and Political Subdivisions	4.637	14	—	—	4.637	14
Mortgage-Backed Securities	40,969	721	—	—	40,969	721
Total	$108,752	$871	$—	$—	$108,752	$871

December 31, 2013
Available for Sale
U.S. Government Treasury	$24,924	$40	$—	$—	$24,924	$40
U.S. Government Agency	40,944	235	4,842	21	45,786	256
States and Political Subdivisions	4,101	7	511	12	4,612	19
Total	$69,969	$282	$5,353	$33	$75,322	$315

Held to Maturity
U.S. Government Treasury	10,054	38	—	—	10,054	38
U.S. Government Agency	5,676	22	—	—	5,676	22
States and Political Subdivisions	3,316	4	—	—	3,316	4
Mortgage-Backed Securities	44,031	1,373	—	—	44,031	1,373
Total	$63,077	$1,437	$—	$—	$63,077	$1,437

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

Approximately $7.4 million of investment securities, with an unrealized loss of approximately $57,000, have been in a loss position for greater than 12 months. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on March 31, 2014. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2014	December 31, 2013
Commercial, Financial and Agricultural	$138,664	$126,607
Real Estate – Construction	36,454	31,012
Real Estate – Commercial Mortgage	522,019	533,871
Real Estate – Residential(1)	305,112	309,692
Real Estate – Home Equity	226,411	227,922
Consumer	166,117	159,500
Loans, Net of Unearned Income	$1,394,777	$1,388,604

(1)	Includes loans in process with outstanding balances of $8.2 million and $6.8 million at March 31, 2014 and December 31, 2013, respectively.

Net deferred fees included in loans were $1.5 million at March 31, 2014 and December 31, 2013.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	March 31, 2014		December 31, 2013
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$150	—	$188	—
Real Estate – Construction	581	—	426	—
Real Estate – Commercial Mortgage	23,014	—	25,227	—
Real Estate – Residential	6,892	—	6,440	—
Real Estate – Home Equity	3,373	—	4,084	—
Consumer	548	—	599	—
Total Nonaccrual Loans	$34,558	—	$36,964	—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
March 31, 2014
Commercial, Financial and Agricultural	$370	$167	$—	$537	$137,977	$138,664
Real Estate – Construction	303	—	—	303	35,570	36,454
Real Estate – Commercial Mortgage	878	—	—	878	498,127	522,019
Real Estate – Residential	1,536	197	—	1,733	296,487	305,112
Real Estate – Home Equity	626	49	—	675	222,363	226,411
Consumer	639	137	—	776	164,793	166,117
Total Past Due Loans	$4,352	$550	$—	$4,902	$1,355,317	$1,394,777

December 31, 2013
Commercial, Financial and Agricultural	$258	$100	$—	$358	$126,062	$126,607
Real Estate – Construction	—	—	—	—	30,587	31,012
Real Estate – Commercial Mortgage	1,548	672	—	2,220	506,424	533,871
Real Estate – Residential	1,647	1,090	—	2,737	300,514	309,692
Real Estate – Home Equity	848	212	—	1,060	222,778	227,922
Consumer	1,127	244	—	1,371	157,529	159,500
Total Past Due Loans	$5,428	$2,318	$—	$7,746	$1,343,894	$1,388,604

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

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
March 31, 2014
Beginning Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095
Provision for Loan Losses	(130)	258	(63)	105	194	(5)	—	359
Charge-Offs	(11)	—	(594)	(731)	(403)	(405)	—	(2,144)
Recoveries	75	4	27	395	11	288	—	800
Net Charge-Offs	64	4	(567)	(336)	(392)	(117)	—	(1,344)
Ending Balance	$633	$1,842	$7,080	$8,842	$2,853	$860	$—	$22,110

March 31, 2013
Beginning Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
Provision for Loan Losses	(293)	141	923	174	227	(75)	(27)	1,070
Charge-Offs	(154)	(610)	(1,044)	(682)	(113)	(296)	—	(2,899)
Recoveries	51	—	38	96	18	262	—	465
Net Charge-Offs	(103)	(610)	(1,006)	(586)	(95)	(34)	—	(2,434)
Ending Balance	$857	$2,387	$10,998	$8,266	$3,077	$1,218	$1,000	$27,803

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
March 31, 2014
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$102	$89	$4,205	$2,281	$508	$32	$—	$7,217
Loans Collectively Evaluated for Impairment	531	1,753	2,875	6,561	2,345	828	—	14,893
Ending Balance	$633	$1,842	$7,080	$8,842	$2,853	$860	$—	$22,110

December 31, 2013
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$75	$66	$4,336	$2,047	$682	$23	$—	$7,229
Loans Collectively Evaluated for Impairment	624	1,514	3,374	7,026	2,369	959	—	15,866
Ending Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095

March 31, 2013
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$180	$274	$6,244	$2,493	$544	$16	$—	$9,751
Loans Collectively Evaluated for Impairment	677	2,113	4,754	5,773	2,533	1,202	1,000	18,052
Ending Balance	$857	$2,387	$10,998	$8,266	$3,077	$1,218	$1,000	$27,803

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
March 31, 2014
Individually Evaluated for Impairment	$1,585	$556	$49,914	$20,844	$2,973	$361	$—	$76,233
Collectively Evaluated for Impairment	137,079	35,898	472,105	284,268	223,438	165,756	—	1,318,544
Total	$138,664	$36,454	$522,019	$305,112	$226,411	$166,117	$—	$1,394,777

December 31, 2013
Individually Evaluated for Impairment	$1,580	$557	$49,973	$20,470	$3,359	$355	$—	$76,294
Collectively Evaluated for Impairment	125,027	30,455	483,898	289,222	224,563	159,145	—	1,312,310
Total	$126,607	$31,012	$533,871	$309,692	$227,922	$159,500	$—	$1,388,604

March 31, 2013
Individually Evaluated for Impairment	$2,397	$2,080	$63,041	$22,073	$4,069	$647	$—	$94,307
Collectively Evaluated for Impairment	123,508	35,869	536,476	287,900	229,136	147,703	—	1,360,592
Total	$125,905	$37,949	$599,517	$309,973	$233,205	$148,350	$—	$1,454,899

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

The following table presents loans individually evaluated for impairment by class of loans.

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
March 31, 2014
Commercial, Financial and Agricultural	$1,585	$481	$1,104	$102
Real Estate – Construction	556	—	556	89
Real Estate – Commercial Mortgage	49,914	21,342	28,572	4,205
Real Estate – Residential	20,844	5,302	15,542	2,281
Real Estate – Home Equity	2,973	761	2,212	508
Consumer	361	94	267	32
Total	$76,233	$27,980	$48,253	$7,217

December 31, 2013
Commercial, Financial and Agricultural	$1,580	$443	$1,137	$75
Real Estate – Construction	557	—	557	66
Real Estate – Commercial Mortgage	49,973	19,860	30,113	4,336
Real Estate – Residential	20,470	4,330	16,140	2,047
Real Estate – Home Equity	3,359	646	2,713	682
Consumer	355	90	265	23
Total	$76,294	$25,369	$50,925	$7,229

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	For Three Months Ended March 31,
	2014		2013
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$1,582	$19	$2,361	$42
Real Estate - Construction	557	1	3,156	2
Real Estate - Commercial Mortgage	49,943	529	68,845	541
Real Estate - Residential	20,656	209	22,552	206
Real Estate - Home Equity	3,166	17	3,963	19
Consumer	360	2	668	2
Total	$76,264	$777	$101,545	$812

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

Real Estate Home Equity – Home equity loans and lines are made to qualified individuals and are generally secured by senior or junior mortgage liens on owner-occupied 1-4 family homes or vacation homes. Borrower qualifications include favorable credit history combined with supportive income and debt ratio requirements and combined loan to value ratios within established policy guidelines. Collateral values are determined based upon third party appraisals and evaluations.

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

The following table presents the risk category of loans by segment.

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Criticized Loans
March 31, 2014
Special Mention	$3,464	$44,397	$117	$47,978
Substandard	4,211	101,055	1,192	106,458
Doubtful	—	962	—	962
Total Criticized Loans	$7,675	$146,414	$1,309	$155,398

December 31, 2013
Special Mention	$3,656	$45,870	$115	$49,641
Substandard	4,243	108,990	1,496	114,729
Doubtful	—	900	—	900
Total Criticized Loans	$7,899	$155,760	$1,611	$165,270

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

The following table presents loans classified as TDRs.

	March 31, 2014		December 31, 2013
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$1,522	$—	$1,511	$—
Real Estate – Construction	—	155	156	—
Real Estate – Commercial Mortgage	26,585	4,649	24,735	10,308
Real Estate – Residential	16,168	1,098	16,441	458
Real Estate – Home Equity	1,630	387	1,576	241
Consumer	344	—	345	—
Total TDRs	$46,249	$6,289	$44,764	$11,007

Loans classified as TDRs during the periods indicated are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term or a principal moratorium and the financial impact of these modifications was not material.

	March 31, 2014			March 31, 2013
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	1	$52	$54	2	$26	$78
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	1	584	584	5	4,387	4,432
Real Estate - Residential	3	836	890	3	372	381
Real Estate - Home Equity	3	248	248	1	88	90
Consumer	1	34	34	1	35	33
Total TDRs	9	$1,754	$1,810	12	$4,908	$5,014

Loans modified as TDRs within the previous 12 months that have subsequently defaulted during the periods indicated are presented in the table below.

	Three Months Ended March 31,
	2014		2013
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	—	—	2	227
Real Estate - Residential	—	—	2	77
Real Estate - Home Equity	—	—	—	—
Consumer	—	—	—	—
Total TDRs	—	$—	4	$304

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	March 31, 2014		March 31, 2013
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	3	$1,262	3	$379
Interest rate adjustment	1	156	2	325
Extended amortization and interest rate adjustment	2	197	4	4,142
Other	3	195	3	168
Total TDRs	9	$1,810	12	$5,014

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $84.8 million at March 31, 2014 and December 31, 2013, respectively.  Intangible assets were as follows:

	March 31, 2014		December 31, 2013
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,176	$47,176	$47,176
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,867	1,867	1,835
Total Intangible Assets	$133,854	$49,043	$133,854	$49,011

Goodwill:  As of March 31, 2014 and December 31, 2013, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

As of March 31, 2014, the Company’s net book value, including goodwill, exceeded its market capitalization, and as such, the Company performed goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit was less than its estimated fair value, therefore, no impairment was recorded. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

NOTE 5 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Beginning Balance	$48,071	$53,426
Additions	1,290	12,979
Valuation Write-downs	(730)	(1,145)
Sales	(4,595)	(6,740)
Other	—	(99)
Ending Balance	$44,036	$58,421

Net expenses applicable to other real estate owned include the following:

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Gains from the Sale of Properties	$(246)	$(60)
Losses from the Sale of Properties	356	798
Rental Income from Properties	(213)	(17)
Property Carrying Costs	772	958
Valuation Adjustments	730	1,145
Total	$1,399	$2,824

NOTE 6 - DEPOSITS

The composition of the Company’s interest bearing deposits were as follows:

(Dollars in Thousands)	March 31, 2014	December 31, 2013
NOW Accounts	$775,439	$794,746
Money Market Accounts	292,923	268,449
Savings Deposits	225,481	211,668
Other Time Deposits	212,322	219,922
Total Interest Bearing Deposits	$1,506,165	$1,494,785

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Service Cost	$1,500	$1,875
Interest Cost	1,400	1,400
Expected Return on Plan Assets	(1,875)	(1,825)
Prior Service Cost Amortization	75	75
Net Loss Amortization	325	1,075
Net Periodic Benefit Cost	$1,425	$2,600

Discount Rate	5.00%	4.25%
Long-Term Rate of Return on Assets	7.50%	8.00%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Interest Cost	28	35
Prior Service Cost Amortization	40	48
Net Gain Amortization	(183)	(63)
Net Periodic Benefit (Income) Cost	$(115)	$20

Discount Rate	5.00%	4.25%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

	March 31, 2014			December 31, 2013
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$33,858	$239,141	$272,999	$36,927	$234,342	$271,269
Standby Letters of Credit	10,848	—	10,848	10,979	—	10,979
Total	$44,706	$239,141	$283,847	$47,906	$234,342	$282,248

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

In December 2013, a settlement agreement was approved by the court in resolution of the aforementioned Covered Litigation matter. Visa’s share of the settlement is to be paid from the litigation reserve account. Based on the aforementioned settlement agreement, the Company does not expect to make any additional payments to the counterparty other than certain fixed charges included in the liability, which are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly payments average approximately $50,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

A summary of fair values for assets and liabilities consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2014
Securities Available for Sale:
U.S. Treasury	$64,286	$—	$—	$64,286
U.S. Government Agency	—	79,997	—	79,997
States and Political Subdivisions	—	73,764	—	73,764
Mortgage-Backed Securities	—	2,722	—	2,722
Other Securities	—	8,846	—	8,846

December 31, 2013
Securities Available for Sale:
U.S. Treasury	$71,833	$—	$—	$71,833
U.S. Government Agency	—	75,146	—	75,146
State and Political Subdivisions	—	91,753	—	91,753
Mortgage-Backed Securities	—	2,795	—	2,795
Other Securities	—	9,893	—	9,893

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $31.4 million with a valuation allowance of $3.5 million at March 31, 2014 and $31.5 million and $3.1 million, respectively, at December 31, 2013.

Loans Held for Sale. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first three months of 2014, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	March 31, 2014
(Dollars in Thousands)	Carrying Value	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
ASSETS:
Cash	$59,288		$59,288	$		$
Short-Term Investments	468,805		468,805
Investment Securities, Available for Sale	229,615		64,286		165,329
Investment Securities, Held to Maturity	191,645		71,418		119,566
Loans Held for Sale	12,313				12,313
Loans, Net of Allowance for Loan Losses	1,372,667						1,303,785

LIABILITIES:
Deposits	$2,163,713	$			$2,163,540	$
Short-Term Borrowings	48,733				48,160
Subordinated Notes Payable	62,887				62,889
Long-Term Borrowings	33,971				35,320

	December 31, 2013
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,209	$55,209	$—	$—
Short-Term Investments	474,719	474,719	—	—
Investment Securities, Available for Sale	251,420	71,833	179,587	—
Investment Securities, Held to Maturity	148,211	43,579	103,382	—
Loans Held for Sale	11,065	—	11,065
Loans, Net of Allowance for Loan Losses	1,365,509	—		1,265,827

LIABILITIES:
Deposits	$2,136,248	$—	$2,136,737	$—
Short-Term Borrowings	51,321	—	50,754	—
Subordinated Notes Payable	62,887	—	62,886	—
Long-Term Borrowings	38,043	—	39,450	—

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 10 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts allocated to other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities held for sale are included in net gain (loss) on securities transactions in the accompanying consolidated statements of comprehensive income. For the periods presented, reclassifications adjustments related to securities held for sale was not material.

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
March 31, 2014
Investment Securities:
Change in net unrealized (gain) loss	$(5)	$2	$(3)
Amortization of losses on securities transferred from available for sale to held to maturity	20	(8)	12
Total Other Comprehensive Income	$15	$(6)	$9

March 31, 2013
Investment Securities:
Change in net unrealized (gain) loss	$7	$(1)	$6
Total Other Comprehensive Income	$7	$(1)	$6

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(132)	$(8,408)	$(8,540)
Other comprehensive income during the period	9	—	9
Balance as of March 31, 2014	$(123)	$(8,408)	$(8,531)

Balance as of January 1, 2013	$573	$(30,132)	$(29,599)
Other comprehensive income during the period	6	—	6
Balance as of March 31, 2013	$579	$(30,132)	$(29,553)

NOTE 11 – ACCOUNTING STANDARDS UPDATES

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

ASU 2014-04 “Receivables – Troubled Debt Restructurings by Creditors (Topic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Loans Upon Foreclosure.” ASU 2014-04 provides guidance regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. The guidance requires reclassification of a consumer mortgage loan to other real estate owned upon obtaining legal title to the residential property, which could occur either through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The existence of a borrower redemption right will not prevent the lender from reclassifying a loan to real estate once the lender obtains legal title to the property. In addition, entities are required to disclose the amount of foreclosed residential real estate properties and the recorded investment in residential real estate mortgage loans in the process of foreclosure on both an interim and annual basis. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The Company is in the process of reviewing the potential impact the adoption of this guidance will have to its financial statements.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2014 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our 2013 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest and fees received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as deposit fees, wealth management fees, mortgage banking fees, bank card fees, and data processing fees.

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2013 Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014	2013				2012
(Dollars in Thousands, Except Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$19,236	$20,076	$20,250	$20,698	$21,128	$21,787	$22,326	$22,437
Interest Expense	950	1,080	1,050	1,103	1,183	1,232	1,295	1,372
Net Interest Income	18,286	18,996	19,200	19,595	19,945	20,555	21,031	21,065
Provision for Loan Losses	359	397	555	1,450	1,070	2,766	2,864	5,743
Net Interest Income After Provision for Loan Losses	17,927	18,599	18,645	18,145	18,875	17,789	18,167	15,322
Noninterest Income	12,785	13,825	14,026	13,731	13,528	13,915	13,416	13,719
Noninterest Expense	28,366	29,647	30,153	30,464	31,140	29,265	30,042	32,106
Income (Loss) Before Income Taxes	2,346	2,777	2,518	1,412	1,263	2,439	1,541	(3,065)
Income Tax (Benefit) Expense	(1,405)	5	927	569	424	564	420	(1,339)
Net Income (Loss)	$3,751	$2,772	$1,591	$843	$839	$1,875	$1,121	$(1,726)
Net Interest Income (FTE)	$18,424	$19,141	$19,355	$19,744	$20,079	$20,697	$21,179	$21,219

Per Common Share:
Net Income (Loss) Basic	$0.22	$0.16	$0.09	$0.05	$0.05	$0.11	$0.07	$(0.10)
Net Income (Loss) Diluted	0.22	0.16	0.09	0.05	0.05	0.11	0.07	(0.10)
Cash Dividends Declared	0.02	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Diluted Book Value	16.02	15.85	14.44	14.36	14.35	14.31	14.54	14.48
Market Price:
High	14.59	12.69	13.08	12.64	12.54	11.91	10.96	8.73
Low	11.56	11.33	11.06	10.12	10.95	9.04	7.00	6.35
Close	13.28	11.77	11.78	11.53	12.35	11.37	10.64	7.37

Selected Average Balances:
Loans, Net	$1,395,506	$1,414,909	$1,436,039	$1,456,904	$1,496,432	$1,518,280	$1,541,262	$1,570,827
Earning Assets	2,268,320	2,206,286	2,201,390	2,206,694	2,240,889	2,178,946	2,209,166	2,262,847
Total Assets	2,598,307	2,553,653	2,558,395	2,564,528	2,598,680	2,534,011	2,566,239	2,624,417
Deposits	2,124,960	2,050,870	2,059,498	2,067,647	2,102,967	2,051,099	2,075,482	2,135,653
Shareowners’ Equity	279,729	253,999	251,617	250,485	249,557	253,017	251,746	252,644
Common Equivalent Average Shares:
Basic	17,399	17,341	17,336	17,319	17,302	17,229	17,215	17,192
Diluted	17,439	17,423	17,396	17,355	17,309	17,256	17,228	17,192

Performance Ratios:
Return on Average Assets	0.59%	0.43%	0.25%	0.13%	0.13%	0.29%	0.17%	(0.26)%
Return on Average Equity	5.44	4.33	2.51	1.35	1.36	2.95	1.77	(2.75)
Net Interest Margin (FTE)	3.29	3.45	3.49	3.59	3.64	3.78	3.82	3.77
Noninterest Income as % of Operating Revenue	42.05	43.85	42.82	41.68	40.62	40.81	39.31	39.88
Efficiency Ratio	91.02	90.22	90.42	91.07	92.67	84.68	86.89	91.18

Asset Quality:
Allowance for Loan Losses	$22,110	$23,095	$25,010	$27,294	$27,803	$29,167	$30,222	$29,929
Allowance for Loan Losses to Loans	1.57%	1.65%	1.75%	1.89%	1.90%	1.93%	1.97%	1.93%
Nonperforming Assets (“NPAs”)	78,594	85,035	94,700	96,653	103,869	117,648	127,247	132,829
NPAs to Total Assets	2.98	3.26	3.77	3.77	3.99	4.47	5.10	5.02
NPAs to Loans plus ORE	5.42	5.87	6.38	6.44	6.81	7.47	8.02	8.23
Allowance to Non-Performing Loans	63.98	62.48	60.00	65.66	61.17	45.42	40.80	40.03
Net Charge-Offs to Average Loans	0.39	0.65	0.78	0.54	0.66	1.00	0.66	1.80

Capital Ratios:
Tier I Capital	16.85%	16.56%	15.60%	15.36%	14.95%	14.35%	14.43%	14.17%
Total Capital	18.22	17.94	16.97	16.73	16.32	15.72	15.80	15.54
Tangible Capital	7.66	7.58	6.84	6.64	6.49	6.35	6.86	6.40
Leverage	10.47	10.46	10.16	10.07	9.81	9.90	9.83	9.60

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

  Net income of $3.8 million, or $0.22 per diluted share for the first quarter of 2014 compared to net income of $2.8 million, or $0.16 per diluted share in the fourth quarter of 2013, and net income of $0.8 million, or $0.05 per diluted share for the first quarter of 2013. First quarter 2014 earnings were favorably impacted by a tax benefit of $2.2 million, or $0.13 per share related to an adjustment to our reserve for uncertain tax positions.

  Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $1.8 million, $1.6 million, and $4.0 million for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively. Slower problem loan migration, lower loan losses, and improved credit metrics have resulted in a normalized loan loss provision. Continued progress in disposing of OREO properties and firming of property values in our real estate markets has favorably impacted our level of OREO costs.

  Tax equivalent net interest income for the first quarter of 2014 totaled $18.4 million, a $0.7 million, or 3.7%, decrease from the fourth quarter of 2013 and a $1.7 million, or 8.2%, decline from the first quarter of 2013. The decrease compared to both prior periods was due to a reduction in loan income primarily attributable to declining loan balances and unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.

  Noninterest income for the first quarter of 2014 totaled $12.8 million, a decrease of $1.0 million, or 7.5%, from the fourth quarter of 2013 primarily attributable to lower deposit and wealth management fees. Compared to the same prior year period, noninterest income decreased $0.7 million, or 5.5%, attributable to lower mortgage banking and deposit fees.

  Noninterest expense (excluding OREO expense) for the first quarter of 2014 totaled $27.0 million, a decrease of $1.4 million, or 5.0%, from the fourth quarter of 2013 and $1.3 million, or 4.8%, from the first quarter of 2013. The decrease compared to both periods was driven primarily by lower pension costs and FDIC insurance fees. Lower legal fees also contributed to the decrease from the same prior year period.

Financial Condition

  Average earning assets totaled $2.268 billion for the first quarter of 2014, an increase of $62.0 million, or 2.8%, over the fourth quarter of 2013, and $27.4 million, or 1.2%, over the first quarter of 2012.  The increase compared to both prior periods primarily reflects a higher level of deposits resulting from a seasonal influx of public funds and noninterest bearing deposits.

  Average loans decreased $19.4 million, or 1.4%, from the fourth quarter of 2013 and $100.9 million, or 6.7%, from the first quarter of 2013 as loan payoffs, normal amortization and problem loan resolutions outpaced new production. Our loan pipelines are growing at a slow pace mirroring the slow recovery in our markets, however we did realize growth in end of period loan balances for the first quarter of 2014 reflective of increased production as well as a lower level of payoffs.

  Average deposit balances were $2.125 billion for the first quarter of 2014, an increase of $74.1 million, or 3.6%, over the fourth quarter of 2013 and $22.0 million, or 1.1%, over the first quarter of 2013.  Higher public funds balances partially offset by lower certificate of deposit balances drove the increase compared to the fourth quarter of 2013, while the increase over the first quarter of 2013 reflects higher noninterest bearing deposits and savings accounts, partially offset by lower certificate of deposit balances.

  Nonperforming assets totaled $78.6 million at March 31, 2014, a decrease of $6.4 million from December 31, 2013 and $24.3 million from March 31, 2013. Nonperforming assets represented 2.98% of total assets at March 31, 2014 compared to 3.26% at December 31, 2013 and 3.99% at March 31, 2013.

  As of March 31, 2014, we are well-capitalized with a risk based capital ratio of 18.22% and a tangible common equity ratio of 7.66% compared to 17.94% and 7.58%, respectively, at December 31, 2013, and 16.32% and 6.49%, respectively, at March 31, 2013.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2014, we realized net income of $3.8 million, or $0.22 per diluted share compared to net income of $2.8 million, or $0.16 per diluted share for the fourth quarter of 2013, and net income of $0.8 million, or $0.05 per diluted share for the first quarter of 2013.

Compared to the fourth quarter of 2013, performance reflects lower noninterest expense of $1.3 million and income taxes of $1.4 million, partially offset by lower net interest income of $0.7 million and noninterest income of $1.0 million.

Compared to the first quarter of 2013, the increase in earnings was due to lower noninterest expense of $2.8 million, a lower loan loss provision of $0.7 million, and a reduction in income taxes of $1.8 million, partially offset by lower net interest income of $1.6 million and noninterest income of $0.7 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands, except per share data)	2014	2013	2013
Interest Income	$19,236	$20,076	$21,128
Taxable Equivalent Adjustments	138	145	134
Total Interest Income (FTE)	19,374	20,221	21,262
Interest Expense	950	1,080	1,183
Net Interest Income (FTE)	18,424	19,141	20,079
Provision for Loan Losses	359	397	1,070
Taxable Equivalent Adjustments	138	145	134
Net Interest Income After Provision for Loan Losses	17,927	18,599	18,875
Noninterest Income	12,785	13,825	13,528
Noninterest Expense	28,366	29,647	31,140
Income Before Income Taxes	2,346	2,777	1,263
Income Tax (Benefit) Expense	(1,405)	5	424
Net Income	$3,751	$2,772	$839

Basic Net Income Per Share	$0.22	$0.16	$0.05
Diluted Net Income Per Share	$0.22	$0.16	$0.05

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. This information is provided on a “taxable equivalent” basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 39.

Tax equivalent net interest income for the first quarter of 2014 was $18.4 million compared to $19.1 million for the fourth quarter of 2013 and $20.1 million for the first quarter of 2013. The decrease in tax equivalent net interest income compared to the prior periods was due to a reduction in loan income primarily attributable to declining loan balances and continued unfavorable asset repricing, partially offset by a reduction in interest expense. The lower interest expense is attributable to favorable repricing on FHLB advances and certificates of deposit, which reflected both lower balances and favorable repricing.

The decline in the loan portfolio, coupled with the low rate environment continues to put downward pressure on our net interest income.  The loan portfolio yield has been declining because the average rate on new loans is lower than the loans being paid off and the existing adjustable rate loans are repricing lower. Lowering our cost of funds, to the extent we can, and continuing to shift the mix of our deposits will help to partially mitigate the unfavorable impact of weak loan demand and repricing, although any further impact is expected to be minimal.

The net interest margin for the first quarter of 2014 was 3.29%, a decrease of 16 basis points from the fourth quarter of 2013 and a decline of 35 basis points from the first quarter of 2013.  The shift in interest earning asset mix primarily attributable to the declining loan portfolio, coupled with the low rate environment continues to put pressure on our net interest income. Additionally, as compared to the fourth quarter of 2013, 10 of the 16 basis point decline in the margin was attributable to the higher level of earning assets during the first quarter of 2014, which is attributable to the seasonal influx of public funds.

Historically low interest rates (essentially setting a floor on deposit repricing), foregone interest, unfavorable asset repricing without the flexibility to significantly adjust deposit rates and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin.  Our current strategy, which is consistent with our historical strategy, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has historically produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.  Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the margin in 2014.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2014 was $0.4 million compared to $0.4 million for the fourth quarter of 2013 and $1.1 million for the first quarter of 2013. The lower level of provision reflects favorable problem loan migration, lower loan losses, and continued improvement in key credit metrics. Net charge-offs for the first quarter of 2014 totaled $1.3 million, or 0.39% (annualized), of average loans compared to $2.3 million, or 0.65% (annualized), for the fourth quarter of 2012 and $2.4 million, or 0.66% (annualized), for the first quarter of 2013. At March 31, 2014, the allowance for loan losses of $22.1 million was 1.57% of outstanding loans (net of overdrafts) and provided coverage of 64% of nonperforming loans compared to 1.65% and 62%, respectively, at December 31, 2013, and 1.90% and 61%, respectively, at March 31, 2013.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2014	December 31, 2013	March 31, 2013
CHARGE-OFFS
Commercial, Financial and Agricultural	$11	$337	$154
Real Estate – Construction	—	72	610
Real Estate – Commercial Mortgage	594	676	1,043
Real Estate – Residential	731	921	683
Real Estate – Home Equity	403	362	113
Consumer	405	430	296
Total Charge-offs	2,144	2,798	2,899

RECOVERIES
Commercial, Financial and Agricultural	75	33	51
Real Estate – Construction	4	—	—
Real Estate – Commercial Mortgage	27	14	38
Real Estate – Residential	395	179	96
Real Estate – Home Equity	11	39	18
Consumer	288	221	262
Total Recoveries	800	486	465

Net Charge-offs	$1,344	$2,312	$2,434

Net Charge-offs (Annualized) as a	0.39%	0.65%	0.66%
Percent of Average Loans Outstanding,
Net of Overdrafts

Noninterest Income

Noninterest income for the first quarter of 2014 totaled $12.8 million, a decrease of $1.0 million, or 7.5%, from the fourth quarter of 2013 reflective of lower deposit fees of $0.5 million, wealth management fees of $0.3 million, data processing fees of $0.1 million, and other income of $0.1 million. Compared to the first quarter of 2013, noninterest income decreased $0.7 million, or 5.5%, attributable to a $0.4 million reduction in mortgage banking fees and a $0.3 million decline in deposit fees.

Noninterest income represented 42.05% of operating revenues in the first quarter of 2014 compared to 43.85% in the fourth quarter of 2013 and 40.62% in the first quarter of 2013. The increase over the first quarter of 2013 reflects lower net interest income.

The table below reflects the major components of noninterest income.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands)	2014	2013	2013
Deposit Fees	$5,869	$6,398	$6,165
Bank Card Fees	2,707	2,656	2,661
Wealth Management Fees	1,918	2,233	1,915
Mortgage Banking Fees	625	654	1,043
Data Processing Fees	541	689	653
Securities Transactions	—	3	—
Other	1,125	1,192	1,091
Total Noninterest Income	$12,785	$13,825	$13,528

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees decreased $529,000, or 8.3%, from the fourth quarter of 2013 and $296,000, or 4.8%, from the first quarter of 2013. The decline from the fourth quarter of 2013 was primarily due to an expected lower utilization of our overdraft protection service during the first quarter as clients receive tax refunds, and to a lesser extent, two fewer processing days in the first quarter of 2014. Compared to the first quarter of 2013, the decline was due to a lower level of overdraft fees generally reflective of improved financial management by our clients.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) increased $52,000, or 1.9%, over the fourth quarter of 2013 and $47,000, or 1.8%, over the first quarter of 2013. The increase over both prior periods reflects higher card spend volume by our clients.

Wealth Management Fees. Wealth management fees include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) and totaled $1.9 million for the first quarter of 2014, a decrease of $315,000, or 14.1%, from the fourth quarter of 2013 and an increase of $3,000, or 0.2%, over the first quarter of 2013. The decrease from the fourth quarter of 2013 reflects lower retail brokerage fees of $197,000 and trust fees of $118,000. Compared to the fourth quarter of 2013, the decrease in retail brokerage fees was primarily attributable to a lower level of account activity by our clients as well as a decline in new retail investment product sales, which were very strong in the prior quarter. The reduction in trust fees was due to higher fee collections during the fourth quarter for accounts that are billed on an annual basis. At March 31, 2014, total assets under management were approximately $1.238 billion compared to $1.259 billion at December 31, 2013 and $1.143 billion at March 31, 2013.

Mortgage Banking Fees. Mortgage banking fees decreased $29,000, or 4.4%, from the fourth quarter of 2013 and $417,000, or 40.0%, from the first quarter of 2013. The decrease compared to the first quarter of 2013 was attributable to a lower level of refinancing activity in our markets attributable to the higher interest rate environment. The mix of new loan production between home purchase and refinance for the first quarter of 2014 was 81%/19% compared to 50%/50% for the first quarter of 2013.

Data Processing Fees. Data processing fees decreased by $148,000, or 21.5%, from the fourth quarter of 2013 and $112,000, or 17.2%, from the first quarter of 2013. The decrease from both prior periods was attributable to lower fees from a government processing contract for which processing activity is gradually declining due to the client’s migration to a new processor in the second quarter of 2014.

Noninterest Expense

Noninterest expense for the first quarter of 2014 totaled $28.4 million, a decrease of $1.3 million, or 4.3%, from the fourth quarter of 2013. The decrease compared to the fourth quarter of 2013 reflects lower compensation expense of $0.8 million, a $0.4 million decrease in other expense and a $0.1 million increase in occupancy expense. Compared to the first quarter of 2013, noninterest expense decreased $2.8 million, or 8.9%, attributable to lower compensation expense of $1.0 million, OREO expense of $1.4 million, occupancy expense of $0.1 million, and other expense (excluding OREO expense) of $0.3 million. Expense management is an important part of our culture and strategic focus and we will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands)	2014	2013	2013
Salaries	$12,531	$12,101	$12,346
Associate Benefits	3,250	4,482	4,393
Total Compensation	15,781	16,583	16,739

Premises	2,132	2,151	2,265
Equipment	2,166	2,198	2,153
Total Occupancy	4,298	4,349	4,418

Legal Fees	781	867	1,001
Professional Fees	1,066	975	1,137
Processing Services	1,472	1,497	1,127
Advertising	318	407	322
Travel and Entertainment	173	215	194
Printing and Supplies	274	232	249
Telephone	480	468	492
Postage	305	314	314
Insurance – Other	731	1,037	1,040
Intangible Amortization	32	48	68
Other Real Estate Owned	1,399	1,251	2,824
Miscellaneous	1,256	1,404	1,215
Total Other	8,287	8,715	9,983

Total Noninterest Expense	$28,366	$29,647	$31,140

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $15.8 million for the first quarter of 2014, a decrease of $802,000, or 4.8%, from the fourth quarter of 2013 due to lower associate benefit expense of $1.2 million that was partially offset by higher salary expense of $400,000. The decline in associate benefit expense reflects a $1.2 million reduction in pension plan expense attributable to the utilization of a higher discount rate in 2014 for determining plan liabilities which reflects an increase in long-term bond interest rates. The increase in salary expense was due to higher payroll taxes of $0.2 million and unemployment taxes of $0.2 million. The increase in payroll taxes reflects the reset of social security taxes and the increase in unemployment taxes is attributable to timing as a large portion of the annual premium is paid in the first quarter. Compared to the first quarter of 2013, total compensation expense decreased $958,000, or 5.7%, attributable to lower associate benefit expense of $1.1 million that was partially offset by higher salary expense of $186,000. The reduction in associate benefit expense was due to the favorable adjustment in our pension plan discount rate assumption previously noted. Higher performance compensation (cash incentives) drove the slight increase in salary expense.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.3 million for the first quarter of 2014, a decrease of $51,000, or 1.2%, from the fourth quarter of 2013 driven by lower expense for furniture/equipment repairs and maintenance. Compared to the first quarter of 2013, occupancy expense decreased $120,000, or 2.7%, attributable to lower premises expense, primarily lower building maintenance, banking office lease costs, and lower property taxes.

Other. Other noninterest expense decreased $428,000, or 4.9%, from the fourth quarter of 2013 and $271,000, or 2.7%, from the first quarter of 2013. The decrease compared to the fourth quarter of 2013 was primarily due to lower FDIC insurance fees of $306,000 and miscellaneous expense of $148,000. The decline in FDIC insurance fees was attributable to our improved financial condition and the reduction in miscellaneous expense was attributable to a non-recurring impairment adjustment to a security that was recognized in the fourth quarter of 2013. The decrease compared to the first quarter of 2013 was attributable to lower legal fees of $220,000, professional fees of $71,000, and FDIC insurance fees of $309,000, partially offset by higher processing service fees of $345,000. A lower level of legal support needed for problem loan collection drove the reduction in legal fees. The decrease in professional fees was due to lower fees paid for consulting and other professional service engagements. The lower level of FDIC insurance fees was attributable to the aforementioned improvement in our financial condition. The higher level of processing fees reflects the outsourcing of our items processing system during the first quarter of 2013. While increasing the level of expense for processing services, our decision to outsource our items processing system enabled us to reduce expense in other areas such as compensation, printing/supplies, and postage.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 91.02% for the first quarter of 2014 compared to 90.22% for the fourth quarter of 2013 and 92.67% for the first quarter of 2013. The improvement in this metric compared to the first quarter of 2013 was driven by a decline in operating expenses which outpaced the decrease in operating revenues (net interest income plus noninterest income).

Income Taxes

We realized an income tax benefit of $1.4 million in the first quarter of 2014 compared to income tax expense of $5,000 and $0.4 million for the fourth and first quarters of 2013, respectively.  The first quarter was favorably impacted by a $2.2 million state tax benefit attributable to an adjustment in our reserve for uncertain tax positions associated with prior year matters. A similar adjustment in the amount of $0.9 million was realized in the fourth quarter of 2013. During 2014, we do not anticipate any further adjustments of this nature and, therefore, expect our effective income tax rate for the full year to be higher than the effective tax rate for the first quarter of 2014.

FINANCIAL CONDITION

Average assets totaled approximately $2.598 billion for the first quarter of 2014, an increase of $44.7 million, or 1.8%, from the fourth quarter of 2013, and a decrease of $373,000, or 0.01%, from the first quarter of 2013. Average earning assets were $2.268 billion for the first quarter of 2014, an increase of $62.0 million, or 2.8%, from the fourth quarter of 2013, and an increase of $27.4 million, or 1.2%, over the first quarter of 2013. We discuss these variances in more detail below.

Investment Securities

In the first quarter of 2014, our average investment portfolio increased $25.7 million, or 6.8%, from the fourth quarter of 2013 and increased $109.4 million, or 37.0%, from the first quarter of 2013. As a percentage of average earning assets, the investment portfolio represented 17.9% in the first quarter of 2014, compared to 17.2% in the fourth quarter of 2013 and 13.2% in the first quarter of 2013. The increase in the average balance of the investment portfolio when compared to both periods resulted from strategically increasing our purchases to offset a portion of the decline in the loan portfolio. For the remainder of 2014, we will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and the Bank’s overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). During the first quarter of 2014, securities were purchased under both the AFS and HTM designations. As of March 31, 2014, $220.8 million, or 53.6% of the investment portfolio was classified as AFS, with the remaining $191.0 million classified as HTM.

At acquisition, the classification of the security will be determined based on how the purchase will affect our asset/liability strategy and future business plans and opportunities. Such decisions will be weighed against multiple factors, including regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs. Securities in the AFS portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity. Securities that are HTM will be acquired or owned with the intent of holding them to maturity (final payment date). HTM investments are measured at amortized cost. It is neither management’s current intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

At March 31, 2014, the investment portfolio contained a net pre-tax unrealized gain in the AFS portfolio of $0.3 million compared to $0.3 million at December 31, 2013 and $0.9 million March 31, 2013. At March 31, 2014, there were approximately 123 positions (combined AFS and HTM) with unrealized losses totaling $1.17 million. Of the 123 positions, 93 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. The remaining 30 positions were 20 municipal bonds that are pre-refunded, or rated “AA-“or better, and ten U.S. Government Agency positions. Three of the municipal bond positions have been in an unrealized loss position for longer than 12 months, and have an unrealized loss of $15,000. None of the securities with unrealized losses are considered to be impaired and all are expected to mature at par or better.

The average maturity of the total portfolio at March 31, 2014 was 2.08 years compared to 1.95 years and 1.70 years at December 31, 2013 and March 31, 2013, respectively. Purchases of U.S. Treasuries and government agencies out to three years were added in 2013 and the first quarter of 2014, which extended the average life of the investment portfolio.

Loans

Average loans declined (a portion of which is attributable to problem loan resolutions) by $19.4 million, or 1.4%, from the end of the fourth quarter of 2013 and $100.9 million, or 6.7%, from the end of the first quarter of 2013. Most loan categories have experienced declines with the reduction primarily in the commercial real estate category.

Without compromising our credit standards or taking on inordinate interest rate risk, we have modified several lending programs in our business and commercial real estate areas to try to mitigate the significant impact that consumer and business deleveraging is having on our portfolio. On a linked quarter basis, period-end loans increased $7.4 million, which was the first time since the second quarter of 2009 we have experienced quarter over quarter growth. Loan categories posting growth included commercial and industrial, construction and auto finance. The quarter over quarter growth reflects both an increase in production (which has increased in four of the last five quarters) as well as lower payoffs.

The resolution of problem loans, which includes loan charge-offs and loans transferred to OREO, totaled $3.4 million for the first quarter of 2014, compared to $6.3 million from the fourth quarter of 2013, and $15.9 million from the first quarter of 2013.  The problem loan resolutions are based on “as of” balances, not averages.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and other real estate owned “OREO”) totaled $78.6 million at the end of the first quarter of 2014, a decrease of $6.4 million (8%) from the fourth quarter of 2013 and $25.3 million (24%) from the first quarter of 2013. Nonaccrual loans totaled $34.6 million at the end of the first quarter of 2014, a decrease of $2.4 million and $10.9 million, respectively, from the same prior year periods. Nonaccrual loan gross additions in the first quarter of 2014 totaled $7.5 million compared to $14.5 million and $7.7 million for the fourth quarter of 2013 and first quarter of 2013, respectively. The balance of OREO totaled $44.0 million at the end of the first quarter of 2014, a decrease of $4.0 million and $14.4 million, respectively, from the fourth quarter of 2013 and first quarter of 2013. For the first quarter of 2014, we added properties totaling $1.3 million, sold properties totaling $4.6 million, and recorded valuation adjustments totaling $0.7 million. Nonperforming assets represented 2.98% of total assets at March 31, 2014 compared to 3.26% at December 31, 2013 and 3.99% at March 31, 2013.

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccruing Loans:
Commercial, Financial and Agricultural	$151	$188	$880
Real Estate - Construction	581	426	1,919
Real Estate - Commercial Mortgage	23,013	25,227	26,707
Real Estate - Residential	6,892	6,440	10,665
Real Estate - Home Equity	3,373	4,084	4,685
Consumer	548	599	592
Total Nonperforming Loans (“NPLs”)(1)	$34,558	$36,964	$45,448
Other Real Estate Owned	44,036	48,071	58,421
Total Nonperforming Assets (“NPAs”)	$78,594	$85,035	$103,869

Past Due Loans 30 – 89 Days	$4,902	$7,746	$9,274
Past Due Loans 90 Days or More (accruing)	—	—	—
Performing Troubled Debt Restructurings	46,249	44,764	53,108
Nonperforming Loans/Loans	2.46%	2.64%	3.10%
Nonperforming Assets/Total Assets	2.98	3.26	3.99
Nonperforming Assets/Loans Plus OREO	5.42	5.87	6.81
Allowance/Nonperforming Loans	63.98%	62.48%	61.17%

(1)	Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
NPA Beginning Balance:	$85,035	$117,648
Change in Nonaccrual Loans:
Beginning Balance	36,964	64,222
Additions	7,498	7,723
Charge-Offs	(1,862)	(2,725)
Transferred to OREO	(1,276)	(12,897)
Paid Off/Payments	(2,627)	(3,600)
Restored to Accrual	(4,139)	(7,275)
Ending Balance	34,558	45,448

Change in OREO:
Beginning Balance	48,071	53,426
Additions	1,290	12,979
Valuation Write-downs	(730)	(1,145)
Sales	(4,595)	(6,740)
Other	—	(99)
Ending Balance	44,036	58,421

NPA Net Change	(6,441)	(13,779)
NPA Ending Balance	$78,594	$103,869

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
TDR Beginning Balance:	$55,770	$57,353
Additions	1,810	5,014
Charge-Offs	(98)	—
Paid Off/Payments	(513)	(637)
Defaults	(4,431)	(304)
TDR Ending Balance	$52,538	$61,426

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

The allowance for loan losses was $22.1 million at March 31, 2014 compared to $23.1 million at December 31, 2013 and $27.8 million at March 31, 2013. The allowance for loan losses was 1.57% of outstanding loans and provided coverage of 64% of nonperforming loans at March 31, 2014 compared to 1.65% and 62%, respectively, at December 31, 2013 and 1.90% and 61%, respectively, at March 31, 2013. The reduction in the allowance from the same prior year period was attributable to a lower level of impaired loan reserves and to a lesser extent a reduction in general reserves. The decrease in impaired loan reserves was driven by a lower level of impaired loans reflecting reduced inflow and successful resolutions as well as lower loss content. The decrease in general reserves reflects slower problem loan migration, lower loan loss experience, as well as continued improvement in credit metrics. It is management’s opinion that the allowance at March 31, 2014 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.125 billion for the first quarter of 2014, an increase of $74.1 million, or 3.6%, over the fourth quarter of 2013 and higher by $22.0 million, or 1.1%, from the first quarter of 2013.  The increase in deposits when compared to the fourth quarter of 2013 resulted primarily from the higher level of public funds, partially offset by a reduction in certificates of deposit. When compared to the first quarter of 2013, the increase was a result of higher levels of noninterest bearing and savings accounts, partially offset by lower public funds and certificates of deposit accounts.

Deposit levels remain strong and our mix of deposits continues to improve as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.  On average for the first quarter of 2014, noninterest bearing deposits comprised 30.4% of our total deposits compared to certificates of deposits, which only represented 10.1% of deposits. This compares to 28.5% and 11.3%, respectively, for the first quarter of 2013. Prudent pricing discipline will continue to be the key to managing our mix of deposits.  Therefore, we do not attempt to compete with higher rate paying competitors for deposits.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-10.0%	-7.5%	-5.0%	-5.0%
March 31, 2014	11.6%	11.0%	7.6%	-1.8%
December 31, 2013	11.0%	10.7%	7.4%	-1.8%

The Net Interest Income at Risk position was slightly more favorable at the end of the first quarter of 2014, when compared to the prior quarter-end, for all up rate scenarios. The favorable change from the prior quarter end reflects higher levels of repricing assets, primarily loans and investments, due to an increase in public fund deposits. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-12.5%	-10.0%	-7.5%	-7.5%
March 31, 2014	1.4%	4.4%	4.4%	-6.4%
December 31, 2013	0.8%	3.8%	4.0%	-5.9%

As of March 31, 2014, the improvement in the economic value of equity in all up rate scenarios versus the base case was more favorable than it was as of December 31, 2013. This favorable variance is primarily attributable to the overall change in market interest rates during the first quarter of 2014. In both periods, in the up 300 bp scenario (relative to the up 200 and 100 bp scenarios), the level of improvement in the economic value of equity declined. This is attributable to the varied assumptions on the non-maturity deposits.  Based on historical data, interest rates on non-maturity deposits were increased in escalating increments in the rising rate scenarios, with the up 300 bp scenario being the most aggressive.  All measures of economic value of equity were within our prescribed policy limits.

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

As of March 31, 2014, we had the ability to generate approximately $686.0 million in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. Management recognizes the importance of maintaining liquidity and has developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with results reported to ALCO, our Market Risk and Oversight Committee, and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments. The weighted average life of the portfolio is approximately 2.08 years and as of March 31, 2014 and had a net unrealized pre-tax gain of $0.3 million in the available-for-sale portfolio.

Our average overnight funds sold position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) of $467.3 million during the first quarter of 2014 compared to an average net overnight funds sold position of $411.6 million in the prior quarter and an average overnight funds sold position of $448.4 million in the first quarter of 2013. The higher balance when compared to the linked quarter reflects higher average public funds deposits and a decrease in the loan portfolio. The higher average balance when compared to the first quarter of 2013 resulted from higher average noninterest bearing and savings accounts, and a decrease in the loan portfolio.

Capital expenditures are expected to approximate $3.0 million over the next 12 months, which consist primarily of office remodeling, office equipment and furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2014, advances from the FHLB consisted of $35.3 million in outstanding debt consisting of 38 notes. During the first quarter of 2014, the Bank made FHLB advance payments totaling approximately $6.8 million, which includes paying off six advances totaling $5.9 million. No additional FHLB advances were obtained. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock. During the fourth quarter of 2013, the informal board resolutions, which required us to obtain approval from the Federal Reserve prior to making interest payments on the two securities, were rescinded. All deferred accrued interest was paid and brought current at year-end 2013 and is current as of March 31, 2014.

Capital

Equity capital was $279.9 million as of March 31, 2014, compared to $276.4 million as of December 31, 2013 and $248.6 million as of March 31, 2013. Our leverage ratio was 10.47%, 10.46%, and 9.81%, respectively, and our tangible capital ratio was 7.66%, 7.58%, and 6.49%, respectively, for the same periods. Our risk-adjusted capital ratio of 18.22% at March 31, 2014, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first three months of 2014, shareowners’ equity increased $3.5 million, or 5.0%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $3.8 million and stock compensation accretion of $0.3 million. Shareowners’ equity was reduced by a common stock dividend of $0.3 million and net adjustments totaling $0.3 million related to transactions under our stock compensation plans.

At March 31, 2014, our common stock had a book value of $16.02 per diluted share compared to $15.85 at December 31, 2013 and $14.35 at March 31, 2013. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At March 31, 2014, the net unrealized loss on investment securities available for sale was $0.1 million and the amount of our unfunded pension liability was $8.4 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. Under a predecessor plan, we repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share. We did not repurchase any shares during 2013 or 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2014, we had $273.0 million in commitments to extend credit and $10.8 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2013 Form 10-K. The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

We have identified accounting for (i) the allowance for loan and lease losses, (ii) valuation of goodwill and other intangible assets, and (iii) pension benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K.

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended
	March 31, 2014			December 31, 2013			March 31, 2013
(Taxable Equivalent Basis - Dollars in Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,395,506	$18,161	5.28%	$1,414,909	$19,121	5.36%	$1,496,432	$20,228	5.48%
Taxable Investment Securities	290,942	703	0.88	255,298	608	0.86	215,087	590	1.10
Tax-Exempt Investment Securities(2)	114,542	219	0.74	124,501	233	0.74	80,946	174	0.86
Funds Sold	467,330	291	0.25	411,578	259	0.25	448,424	270	0.24
Total Earning Assets	2,268,320	19,374	3.46%	2,206,286	20,221	3.64%	2,240,889	21,262	3.85%
Cash & Due From Banks	48,084			48,519			50,679
Allowance for Loan Losses	(23,210)			(25,612)			(30,467)
Other Assets	305,113			324,460			337,579
TOTAL ASSETS	$2,598,307			$2,553,653			$2,598,680

LIABILITIES
NOW Accounts	$770,302	$104	0.05%	$697,468	$95	0.05%	$788,660	$156	0.08%
Money Market Accounts	274,015	48	0.07	279,608	50	0.07	282,847	54	0.08
Savings Accounts	218,825	26	0.05	211,761	27	0.05	193,033	23	0.05
Other Time Deposits	215,291	130	0.24	224,500	142	0.25	238,441	181	0.31
Total Interest Bearing Deposits	1,478,433	308	0.08%	1,413,337	314	0.09%	1,502,981	414	0.11%
Short-Term Borrowings	46,343	20	0.18	58,126	46	0.31	55,255	82	0.60
Subordinated Notes Payable	62,887	331	2.10	62,887	400	2.49	62,887	339	2.15
Other Long-Term Borrowings	37,055	291	3.18	39,676	320	3.19	42,898	348	3.29
Total Interest Bearing Liabilities	1,624,718	950	0.24%	1,574,026	1,080	0.27%	1,664,021	1,183	0.29%
Noninterest Bearing Deposits	646,527			637,533			599,986
Other Liabilities	47,333			88,095			85,116
TOTAL LIABILITIES	2,318,578			2,299,654			2,349,123

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	279,729			253,999			249,557

TOTAL LIABILITIES & EQUITY	$2,598,307			$2,553,653			$2,598,680

Interest Rate Spread			3.23%			3.36%			3.56%
Net Interest Income		$18,424			$19,141			$20,079
Net Interest Margin(3)			3.29%			3.45%			3.64%

(1)	Average balances include nonaccrual loans. Interest income for the periods in this table includes loan fees of $410,000, $467,000, and $386,000.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2013.

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2014, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2013 Form 10-K, except for the following:

Cybersecurity issues, such as security breaches and computer viruses, affecting our online banking service or fraud related to our credit or debit card products could disrupt our business, result in the unintended disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We provide our clients the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of banking online. Our network, or those of our clients, could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

Additionally, fraud losses related to credit and debit cards have risen in recent years due in large part to growing and evolving schemes to illegally use cards or steal consumer credit card information despite risk management practices employed by the credit and debit card industry. Many issuers of debit and credit cards have suffered significant losses in recent years due to the theft of cardholder data that has been illegally exploited for personal gain.

The potential for credit and debit card fraud against us or our clients and our third party service providers is a serious issue. Credit card fraud is pervasive and the risks of cybercrime are complex and continue to evolve. In view of the recent high-profile retail data breaches involving customer personal and financial information, the potential impact on us and any exposure to consumer losses and the cost of technology investments to improve security could cause losses to us or our clients, damage to our brand, and an increase in our costs.

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

Date: May 8, 2014

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

