Form 10-Q
period 2014-06-30
CAPITAL CITY BANK GROUP INC
filed 2014-08-08
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

At July 31, 2014, 17,449,460 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2014

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

PART I.    FINANCIAL INFORMATION

Item 1.      CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30,	December 31,
(Dollars in Thousands)	2014	2013
ASSETS
Cash and Due From Banks	$63,956	$55,209
Federal Funds Sold and Interest Bearing Deposits	354,233	474,719
Total Cash and Cash Equivalents	418,189	529,928

Investment Securities, Available for Sale, at fair value	275,082	251,420
Investment Securities, Held to Maturity, at amortized cost (fair value of $180,318 and $146,961)	180,393	148,211
Total Investment Securities	455,475	399,631
Loans Held For Sale	13,040	11,065
Loans, Net of Unearned Income	1,405,591	1,388,604
Allowance for Loan Losses	(20,543)	(23,095)
Loans, Net	1,385,048	1,365,509

Premises and Equipment, Net	102,141	103,385
Goodwill	84,811	84,811
Other Intangible Assets	—	32
Other Real Estate Owned	42,579	48,071
Other Assets	66,209	69,471
Total Assets	$2,567,492	$2,611,903

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$689,844	$641,463
Interest Bearing Deposits	1,418,606	1,494,785
Total Deposits	2,108,450	2,136,248

Short-Term Borrowings	36,732	51,321
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	33,282	38,043
Other Liabilities	44,561	47,004
Total Liabilities	2,285,912	2,335,503

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,449,457 and 17,360,960 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	174	174
Additional Paid-In Capital	41,628	41,152
Retained Earnings	248,142	243,614
Accumulated Other Comprehensive Loss, Net of Tax	(8,364)	(8,540)
Total Shareowners’ Equity	281,580	276,400
Total Liabilities and Shareowners’ Equity	$2,567,492	$2,611,903

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2014	2013	2014	2013
INTEREST INCOME
Loans, including Fees	$18,152	$19,709	$36,250	$39,863
Investment Securities:
Taxable Securities	815	578	1,519	1,169
Tax Exempt Securities	124	132	267	245
Federal Funds Sold and Interest Bearing Deposits	257	279	548	549
Total Interest Income	19,348	20,698	38,584	41,826
INTEREST EXPENSE
Deposits	293	367	601	782
Short-Term Borrowings	17	61	37	143
Subordinated Notes Payable	331	342	662	681
Other Long-Term Borrowings	269	333	560	680
Total Interest Expense	910	1,103	1,860	2,286
NET INTEREST INCOME	18,438	19,595	36,724	39,540
Provision for Loan Losses	499	1,450	858	2,520
Net Interest Income After Provision For Loan Losses	17,939	18,145	35,866	37,020
NONINTEREST INCOME
Deposit Fees	6,213	6,217	12,082	12,382
Bank Card Fees	2,820	2,754	5,527	5,415
Wealth Management Fees	1,852	1,901	3,770	3,816
Mortgage Banking Fees	738	968	1,363	2,011
Data Processing Fees	388	670	929	1,323
Other	1,336	1,221	2,461	2,313
Total Noninterest Income	13,347	13,731	26,132	27,260

NONINTEREST EXPENSE
Compensation	15,206	16,647	30,987	33,386
Occupancy, net	4,505	4,161	8,803	8,579
Intangible Amortization	—	48	32	116
Other Real Estate Owned, net	2,276	2,290	3,675	5,115
Other	7,089	7,318	13,945	14,409
Total Noninterest Expense	29,076	30,464	57,442	61,605

INCOME BEFORE INCOME TAXES	2,210	1,412	4,556	2,675
Income Tax Expense (Benefit)	737	569	(668)	993

NET INCOME	$1,473	$843	$5,224	$1,682

BASIC NET INCOME PER SHARE	$0.08	$0.05	$0.30	$0.10
DILUTED NET INCOME PER SHARE	$0.08	$0.05	$0.30	$0.10

Average Basic Shares Outstanding	17,427	17,319	17,413	17,311
Average Diluted Shares Outstanding	17,488	17,355	17,463	17,364

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
NET INCOME	$1,473	$843	$5,224	$1,682
Other comprehensive income (loss), before tax:
Change in net unrealized gain/loss	257	(1,615)	252	(1,608)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	16	—	36	—
Reclassification adjustment for impairment loss realized in net income	—	200	—	200
Other comprehensive income (loss), before tax	273	(1,415)	288	(1,408)
Deferred tax expense (benefit) related to other comprehensive income	105	(623)	112	(622)
Other comprehensive income (loss), net of tax	168	(792)	176	(786)
TOTAL COMPREHENSIVE INCOME	$1,641	$51	$5,400	$896

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2013	17,232,380	$172	$38,707	$237,569	$(29,559)	$246,889
Net Income		—	—	1,682	—	1,682
Other Comprehensive Income, Net of Tax		—	—	—	(786)	(786)
Stock Based Compensation		—	643	—	—	643
Impact of Transactions Under Compensation Plans, net	103,889	1	860	—	—	861
Balance, June 30, 2013	17,336,269	$173	$40,210	$239,251	$(30,345)	$249,289

Balance, January 1, 2014	17,360,960	$174	$41,152	$243,614	$(8,540)	$276,400
Net Income		—	—	5,224	—	5,224
Other Comprehensive Income, Net of Tax		—	—	—	176	176
Cash Dividends ($0.0400 per share)		—	—	(696)	—	(696)
Stock Based Compensation		—	526	—	—	526
Impact of Transactions Under Compensation Plans, net	88,497	—	(50)	—	—	(50)
Balance, June 30, 2014	17,449,457	$174	$41,628	$248,142	$(8,364)	$281,580

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,224	$1,682
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	858	2,520
Depreciation	3,246	3,237
Amortization of Premiums, Discounts, and Fees (net)	2,521	2,111
Amortization of Intangible Assets	32	116
Impairment Loss on Security	—	200
Net Increase in Loans Held-for-Sale	(1,975)	(1,173)
Stock Based Compensation	526	643
Deferred Income Taxes	1,390	1,557
Loss on Sales and Write-Downs of Other Real Estate Owned	2,382	3,316
Net Decrease (Increase) in Other Assets	1,796	(398)
Net (Decrease) Increase in Other Liabilities	(2,834)	6,309
Net Cash Provided By Operating Activities	13,166	20,120

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(51,311)	—
Payments, Maturities, and Calls	18,325	—
Securities Available for Sale:
Purchases	(89,578)	(127,329)
Payments, Maturities, and Calls	64,239	69,743
Net (Increase) Decrease in Loans	(29,452)	55,507
Proceeds From Sales of Other Real Estate Owned	12,377	12,357
Purchases of Premises and Equipment	(2,002)	(888)
Net Cash (Used In) Provided By Investing Activities	(77,402)	9,390

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(27,798)	(73,873)
Net Decrease in Short-Term Borrowings	(15,829)	(5,782)
Increase in Other Long-Term Borrowings		1,303
Repayment of Other Long-Term Borrowings	(3,521)	(2,483)
Dividends Paid	(696)	—
Issuance of Common Stock Under Compensation Plans	341	861
Net Cash Used In Financing Activities	(47,503)	(79,974)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(111,739)	(50,464)

Cash and Cash Equivalents at Beginning of Period	529,928	509,732
Cash and Cash Equivalents at End of Period	$418,189	$459,268

Supplemental Cash Flow Disclosures:
Interest Paid	$1,915	$1,643
Income Taxes Paid	$2,635	$(286)

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$9,267	$17,334
Transfer of Current Portion of Long-Term Borrowings	$1,240	$4,428

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

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	June 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gain	Unrealized Losses	Market Value
Available for Sale
U.S. Treasury	$114,457	$212	$2	$114,667	$71,791	$82	$40	$71,833
U.S. Government Agency	89,049	217	264	89,002	75,275	127	256	75,146
States and Political Subdivisions	59,858	138	13	59,983	91,605	167	19	91,753
Mortgage-Backed Securities	2,448	237	—	2,685	2,583	212	—	2,795
Other Securities(1)	8,745	—	—	8,745	9,893	—	—	9,893
Total	274,557	$804	$279	$275,082	$251,147	$588	$315	$251,420

Held to Maturity
U.S. Treasury	$71,357	$204	$—	$71,561	$43,533	$84	$38	$43,579
U.S. Government Agency	27,838	55	17	27,876	15,794	38	22	15,810
States and Political Subdivisions	32,945	78	3	33,020	33,216	53	4	33,265
Mortgage-Backed Securities	48,253	27	419	47,861	55,668	12	1,373	54,307
Other Securities	—	—	—	—	—	—	—	—
Total	$180,393	$364	$439	$180,318	$148,211	$187	$1,437	$146,961

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $3.9 million and $4.8 million, respectively, at June 30, 2014 and $5.0 million and $4.8 million, respectively, at December 31, 2013.

Securities with an amortized cost of $243.9 million and $258.5 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of June 30, 2014, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$76,160	$76,263	$18,839	$18,859
Due after one through five years	117,319	117,564	113,301	113,598
No Maturity	8,745	8,745	—	—
U.S. Government Agency	69,885	69,825	—	—
Mortgage-Backed Securities	2,448	2,685	48,253	47,861
Total	$274,557	$275,082	$180,393	$180,318

Unrealized Losses on Investment Securities. The following table summarizes the investment securities with unrealized losses at June 30, 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
June 30, 2014
Available for Sale
U.S. Government Treasury	$14,916	$2	$—	$—	$14,916	$2
U.S. Government Agency	24,074	166	13,379	98	37,453	264
States and Political Subdivisions	1,071	4	1,255	9	2,326	13
Total	$40,061	$172	$14,634	$107	$54,695	$279

Held to Maturity
U.S. Government Treasury	$5,031	$—	$—	$—	$5,031	$—
U.S. Government Agency	8,013	17	—	—	8,013	17
States and Political Subdivisions	4,044	3	—	—	4,044	3
Mortgage-Backed Securities	34,154	363	3,470	56	37,624	419
Total	$51,242	$383	$3,470	$56	$54,712	$439

December 31, 2013
Available for Sale
U.S. Government Treasury	$24,924	$40	$—	$—	$24,924	$40
U.S. Government Agency	40,944	235	4,842	21	45,786	256
States and Political Subdivisions	4,101	7	511	12	4,612	19
Total	$69,969	$282	$5,353	$33	$75,322	$315

Held to Maturity
U.S. Government Treasury	$10,054	$38	$—	$—	$10,054	$38
U.S. Government Agency	5,676	22	—	—	5,676	22
States and Political Subdivisions	3,316	4	—	—	3,316	4
Mortgage-Backed Securities	44,031	1,373	—	—	44,031	1,373
Total	$63,077	$1,437	$—	$—	$63,077	$1,437

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

Approximately $14.6 million of investment securities, with an unrealized loss of approximately $107,000, have been in a loss position for greater than 12 months. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on June 30, 2014. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2014	December 31, 2013
Commercial, Financial and Agricultural	$134,833	$126,607
Real Estate – Construction	34,244	31,012
Real Estate – Commercial Mortgage	518,580	533,871
Real Estate – Residential(1)	305,829	309,692
Real Estate – Home Equity	228,232	227,922
Consumer	183,873	159,500
Loans, Net of Unearned Income	$1,405,591	$1,388,604

(1)	Includes loans in process with outstanding balances of $7.9 million and $6.8 million at June 30, 2014 and December 31, 2013, respectively.

Net deferred fees included in loans were $1.5 million at June 30, 2014 and December 31, 2013.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	June 30, 2014		December 31, 2013
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$187	—	$188	—
Real Estate – Construction	846	—	426	—
Real Estate – Commercial Mortgage	14,089	—	25,227	—
Real Estate – Residential	7,267	—	6,440	—
Real Estate – Home Equity	2,784	—	4,084	—
Consumer	497	—	599	—
Total Nonaccrual Loans	$25,670	—	$36,964	—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
June 30, 2014
Commercial, Financial and Agricultural	$62	$217	$—	$279	$134,367	$134,833
Real Estate – Construction	—	—	—	—	33,398	34,244
Real Estate – Commercial Mortgage	1,180	55	—	1,235	503,256	518,580
Real Estate – Residential	1,363	668	—	2,031	296,531	305,829
Real Estate – Home Equity	689	119	—	808	224,640	228,232
Consumer	555	184	—	739	182,637	183,873
Total Past Due Loans	$3,849	$1,243	$—	$5,092	$1,374,829	$1,405,591

December 31, 2013
Commercial, Financial and Agricultural	$258	$100	$—	$358	$126,062	$126,607
Real Estate – Construction	—	—	—	—	30,587	31,012
Real Estate – Commercial Mortgage	1,548	672	—	2,220	506,424	533,871
Real Estate – Residential	1,647	1,090	—	2,737	300,514	309,692
Real Estate – Home Equity	848	212	—	1,060	222,778	227,922
Consumer	1,127	244	—	1,371	157,529	159,500
Total Past Due Loans	$5,428	$2,318	$—	$7,746	$1,343,894	$1,388,604

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

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Three Months Ended June 30, 2014
Beginning Balance	$633	$1,842	$7,080	$8,842	$2,853	$860	$—	$22,110
Provision for Loan Losses	114	(576)	(56)	15	523	479	—	499
Charge-Offs	(86)	—	(1,029)	(695)	(375)	(421)	—	(2,606)
Recoveries	45	1	152	52	65	225	—	540
Net Charge-Offs	(41)	1	(877)	(643)	(310)	(196)	—	(2,066)
Ending Balance	$706	$1,267	$6,147	$8,214	$3,066	$1,143	$—	$20,543

Six Months Ended June 30, 2014
Beginning Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095
Provision for Loan Losses	(16)	(318)	(119)	120	717	474	—	858
Charge-Offs	(97)	—	(1,623)	(1,426)	(778)	(826)	—	(4,750)
Recoveries	120	5	179	447	76	513	—	1,340
Net Charge-Offs	23	5	(1,444)	(979)	(702)	(313)	—	(3,410)
Ending Balance	$706	$1,267	$6,147	$8,214	$3,066	$1,143	$—	$20,543

Three Months Ended June 30, 2013
Beginning Balance	$857	$2,387	$10,998	$8,266	$3,077	$1,218	$1,000	$27,803
Provision for Loan Losses	119	(34)	(141)	1,649	(100)	(69)	26	1,450
Charge-Offs	(119)	(110)	(1,050)	(1,053)	(322)	(351)	—	(3,005)
Recoveries	38	—	144	396	224	244	—	1,046
Net Charge-Offs	(81)	(110)	(906)	(657)	(98)	(107)	—	(1,959)
Ending Balance	$895	$2,243	$9,951	$9,258	$2,879	$1,042	$1,026	$27,294

Six Months Ended June 30, 2013
Beginning Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
Provision for Loan Losses	(174)	107	781	1,824	127	(144)	(1)	2,520
Charge-Offs	(273)	(720)	(2,093)	(1,736)	(435)	(647)	—	(5,904)
Recoveries	89	—	182	492	242	506	—	1,511
Net Charge-Offs	(184)	(720)	(1,911)	(1,244)	(193)	(141)	—	(4,393)
Ending Balance	$895	$2,243	$9,951	$9,258	$2,879	$1,042	$1,026	$27,294

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
June 30, 2014
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$185	$63	$3,565	$2,563	$305	$20	$—	$6,701
Loans Collectively Evaluated for Impairment	521	1,204	2,582	5,651	2,761	1,123	—	13,842
Ending Balance	$706	$1,267	$6,147	$8,214	$3,066	$1,143	$—	$20,543

December 31, 2013
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$75	$66	$4,336	$2,047	$682	$23	$—	$7,229
Loans Collectively Evaluated for Impairment	624	1,514	3,374	7,026	2,369	959	—	15,866
Ending Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095

June 30, 2013
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$238	$160	$6,022	$2,542	$524	$60	$—	$9,546
Loans Collectively Evaluated for Impairment	657	2,083	3,929	6,716	2,355	982	1,026	17,748
Ending Balance	$895	$2,243	$9,951	$9,258	$2,879	$1,042	$1,026	$27,294

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
June 30, 2014
Individually Evaluated for Impairment	$1,378	$821	$40,516	$22,273	$2,563	$315	$—	$67,866
Collectively Evaluated for Impairment	133,455	33,423	478,064	283,556	225,669	183,558	—	1,337,725
Total	$134,833	$34,244	$518,580	$305,829	$228,232	$183,873	$—	$1,405,591

December 31, 2013
Individually Evaluated for Impairment	$1,580	$557	$49,973	$20,470	$3,359	$355	$—	$76,294
Collectively Evaluated for Impairment	125,027	30,455	483,898	289,222	224,563	159,145	—	1,312,310
Total	$126,607	$31,012	$533,871	$309,692	$227,922	$159,500	$—	$1,388,604

June 30, 2013
Individually Evaluated for Impairment	$1,955	$1,097	$61,494	$21,090	$4,124	$526	$—	$90,286
Collectively Evaluated for Impairment	124,976	34,726	520,007	287,068	228,406	144,648	—	1,339,831
Total	$126,931	$35,823	$581,501	$308,158	$232,530	$145,174	$—	$1,430,117

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

The following table presents loans individually evaluated for impairment by class of loans.

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
June 30, 2014
Commercial, Financial and Agricultural	$1,378	$200	$1,178	$185
Real Estate – Construction	821	401	421	63
Real Estate – Commercial Mortgage	40,516	11,585	28,931	3,565
Real Estate – Residential	22,273	5,564	16,708	2,563
Real Estate – Home Equity	2,563	809	1,754	305
Consumer	315	96	219	20
Total	$67,866	$18,655	$49,211	$6,701

December 31, 2013
Commercial, Financial and Agricultural	$1,580	$443	$1,137	$75
Real Estate – Construction	557	—	557	66
Real Estate – Commercial Mortgage	49,973	19,860	30,113	4,336
Real Estate – Residential	20,470	4,330	16,140	2,047
Real Estate – Home Equity	3,359	646	2,713	682
Consumer	355	90	265	23
Total	$76,294	$25,369	$50,925	$7,229

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$1,482	$17	$2,176	$33	$1,514	$35	$2,226	$76
Real Estate - Construction	689	1	1,589	2	645	2	2,469	3
Real Estate - Commercial Mortgage	45,215	389	62,267	524	46,801	917	66,395	1,065
Real Estate - Residential	21,558	307	21,582	213	21,195	517	22,065	419
Real Estate - Home Equity	2,768	17	4,096	16	2,965	34	4,017	36
Consumer	338	2	587	3	344	5	620	5
Total	$72,050	$733	$92,297	$791	$73,464	$1,510	$97,792	$1,604

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

The following table presents the risk category of loans by segment.

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Criticized Loans
June 30, 2014
Special Mention	$4,821	$44,384	$155	$49,360
Substandard	4,292	89,722	1,023	95,037
Doubtful	—	—	—	—
Total Criticized Loans	$9,113	$134,106	$1,178	$144,397

December 31, 2013
Special Mention	$3,656	$45,870	$115	$49,641
Substandard	4,243	108,990	1,496	114,729
Doubtful	—	900	—	900
Total Criticized Loans	$7,899	$155,760	$1,611	$165,270

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

The following table presents loans classified as TDRs.

	June 30, 2014		December 31, 2013
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$1,317	$—	$1,511	$—
Real Estate – Construction	—	—	156	—
Real Estate – Commercial Mortgage	25,854	4,116	24,735	10,308
Real Estate – Residential	16,459	1,478	16,441	458
Real Estate – Home Equity	1,500	184	1,576	241
Consumer	310	—	345	—
Total TDRs	$45,440	$5,778	$44,764	$11,007

Loans classified as TDRs during the periods indicated are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014			2014
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	1	$51	$54
Real Estate – Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	1	60	60	2	644	644
Real Estate – Residential	3	271	317	6	1,107	1,207
Real Estate - Home Equity	—	—	—	3	248	248
Consumer	—	—	—	1	34	34
Total TDRs	4	$331	$377	13	$2,084	$2,187

	Three Months Ended June 30,			Six Months Ended June 30,
	2013			2013
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	2	$268	$259	4	$294	$337
Real Estate – Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	4	734	721	9	5,121	5,153
Real Estate – Residential	7	804	833	10	1,176	1,214
Real Estate - Home Equity	5	256	252	6	344	342
Consumer	5	77	60	6	112	93
Total TDRs	23	$2,139	$2,125	35	$7,047	$7,139

Loans modified as TDRs within the previous 12 months that have subsequently defaulted during the periods indicated are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014		2014
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	—	—	—	—
Real Estate - Residential	1	118	1	118
Real Estate - Home Equity	1	153	1	153
Consumer	—	—	—	—
Total TDRs	2	$271	2	$271

	Three Months Ended June 30,		Six Months Ended June 30,
	2013		2013
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	1	$83	1	$83
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	3	988	5	1,216
Real Estate - Residential	1	264	2	283
Real Estate - Home Equity	—	—	—	—
Consumer	1	28	1	28
Total TDRs	6	$1,363	9	$1,610

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014		2014
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	3	$317	6	$1,579
Interest rate adjustment	—	—	1	156
Extended amortization and interest rate adjustment	1	60	3	257
Other	—	—	3	195
Total TDRs	4	$377	13	$2,187

	Three Months Ended June 30,		Six Months Ended June 30,
	2013		2013
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	5	$440	8	$818
Interest rate adjustment	4	329	6	654
Extended amortization and interest rate adjustment	7	540	11	4,683
Other	7	816	10	984
Total TDRs	23	$2,125	35	$7,139

(1)       Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $84.8 million at June 30, 2014 and December 31, 2013, respectively.  Intangible assets were as follows:

	June 30, 2014		December 31, 2013
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,176	$47,176	$47,176
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,867	1,867	1,835
Total Intangible Assets	$133,854	$49,043	$133,854	$49,011

Goodwill:  As of June 30, 2014 and December 31, 2013, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

As of June 30, 2014, the Company’s net book value, including goodwill, exceeded its market capitalization, and as such, the Company performed goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit was less than its estimated fair value; therefore, no impairment was recorded. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

NOTE 5 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Beginning Balance	$44,036	$58,421	$48,071	$53,426
Additions	7,977	4,355	9,267	17,334
Valuation Write-downs	(822)	(1,060)	(1,552)	(2,205)
Sales	(8,612)	(6,629)	(13,207)	(13,369)
Other	—	—	—	(99)
Ending Balance	$42,579	$55,087	$42,579	$55,087

Net expenses applicable to other real estate owned include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Gains from the Sale of Properties	$(88)	$(118)	$(334)	$(178)
Losses from the Sale of Properties	808	491	1,165	1,289
Rental Income from Properties	(60)	(111)	(275)	(127)
Property Carrying Costs	794	968	1,567	1,926
Valuation Adjustments	822	1,060	1,552	2,205
Total	$2,276	$2,290	$3,675	$5,115

NOTE 6 - DEPOSITS

The composition of the Company’s interest bearing deposits were as follows:

(Dollars in Thousands)	June 30, 2014	December 31, 2013
NOW Accounts	$712,385	$794,746
Money Market Accounts	272,255	268,449
Savings Deposits	227,470	211,668
Other Time Deposits	206,496	219,922
Total Interest Bearing Deposits	$1,418,606	$1,494,785

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Service Cost	$1,500	$1,875	$3,000	$3,750
Interest Cost	1,400	1,400	2,800	2,800
Expected Return on Plan Assets	(1,875)	(1,825)	(3,750)	(3,650)
Prior Service Cost Amortization	75	75	150	150
Net Loss Amortization	325	1,075	650	2,150
Net Periodic Cost	$1,425	$2,600	$2,850	$5,200

Discount Rate	5.00%	4.25%	5.00%	4.25%
Long-Term Rate of Return on Assets	7.50%	8.00%	7.50%	8.00%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Interest Cost	$28	$35	$55	$70
Prior Service Cost Amortization	40	48	80	96
Net Gain Amortization	(183)	(63)	(365)	(126)
Net Periodic (Income) Cost	$(115)	$20	$(230)	$40

Discount Rate	5.00%	4.25%	5.00%	4.25%

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

	June 30, 2014			December 31, 2013
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$68,269	$243,809	$312,078	$36,927	$234,342	$271,269
Standby Letters of Credit	8,921	—	8,921	10,979	—	10,979
Total	$77,190	$243,809	$320,999	$47,906	$234,342	$282,248

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

A summary of fair values for assets and liabilities consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2014
Securities Available for Sale:
U.S. Treasury	$114,667	$—	$—	$114,667
U.S. Government Agency	—	89,002	—	89,002
States and Political Subdivisions	—	59,983	—	59,983
Mortgage-Backed Securities	—	2,685	—	2,685
Other Securities	—	8,745	—	8,745

December 31, 2013
Securities Available for Sale:
U.S. Treasury	$71,833	$—	$—	$71,833
U.S. Government Agency	—	75,146	—	75,146
State and Political Subdivisions	—	91,753	—	91,753
Mortgage-Backed Securities	—	2,795	—	2,795
Other Securities	—	9,893	—	9,893

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $30.1 million with a valuation allowance of $3.5 million at June 30, 2014 and $31.5 million and $3.1 million, respectively, at December 31, 2013.

Loans Held for Sale. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first six months of 2014, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	June 30, 2014
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$63,956	$63,956	$—	$—
Short-Term Investments	354,233	354,233	—	—
Investment Securities, Available for Sale	275,082	114,667	160,415	—
Investment Securities, Held to Maturity	180,393	71,561	108,757	—
Loans Held for Sale	13,040	—	13,040	—
Loans, Net of Allowance for Loan Losses	1,385,048	—		1,315,496
LIABILITIES:
Deposits	$2,108,450	$—	$2,108,250	$—
Short-Term Borrowings	36,732	—	36,322	—
Subordinated Notes Payable	62,887	—	62,891	—
Long-Term Borrowings	33,282	—	34,715	—

	December 31, 2013
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,209	$55,209	$—	$—
Short-Term Investments	474,719	474,719	—	—
Investment Securities, Available for Sale	251,420	71,833	179,587	—
Investment Securities, Held to Maturity	148,211	43,579	103,382	—
Loans Held for Sale	11,065	—	11,065	—
Loans, Net of Allowance for Loan Losses	1,365,509	—	—	1,265,827
LIABILITIES:
Deposits	$2,136,248	$—	$2,136,737	$—
Short-Term Borrowings	51,321	—	50,754	—
Subordinated Notes Payable	62,887	—	62,886	—
Long-Term Borrowings	38,043	—	39,450	—

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

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended June 30, 2014
Investment Securities:
Change in net unrealized (gain) loss	$257	$(99)	$158
Amortization of losses on securities transferred from available for sale to held to maturity	16	(6)	10
Total Other Comprehensive Income	$273	$(105)	$168

Six Months Ended June 30, 2014
Investment Securities:
Change in net unrealized (gain) loss	$252	$(98)	$154
Amortization of losses on securities transferred from available for sale to held to maturity	36	(14)	22
Total Other Comprehensive Loss	$288	$(112)	$176

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended June 30, 2013
Investment Securities:
Change in net unrealized (gain) loss	$(1,615)	$623	$(992)
Reclassification adjustment for impairment loss realized in net income	200	—	200
Total Other Comprehensive Income	$(1,415)	$623	$(792)

Six Months Ended June 30, 2013
Investment Securities:
Change in net unrealized (gain) loss	$(1,608)	$622	$(986)
Reclassification adjustment for impairment loss realized in net income	200	—	200
Total Other Comprehensive Loss	$(1,408)	$622	$(786)

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(132)	$(8,408)	$(8,540)
Other comprehensive income during the period	176	—	176
Balance as of June 30, 2014	$44	$(8,408)	$(8,364)

Balance as of January 1, 2013	$573	$(30,132)	$(29,559)
Other comprehensive loss during the period	(786)	—	(786)
Balance as of June 30, 2013	$(213)	$(30,132)	$(30,345)

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014		2013				2012
(Dollars in Thousands, Except Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$19,348	$19,236	$20,076	$20,250	$20,698	$21,128	$21,787	$22,326
Interest Expense	910	950	1,080	1,050	1,103	1,183	1,232	1,295
Net Interest Income	18,438	18,286	18,996	19,200	19,595	19,945	20,555	21,031
Provision for Loan Losses	499	359	397	555	1,450	1,070	2,766	2,864
Net Interest Income After Provision for Loan Losses	17,939	17,927	18,599	18,645	18,145	18,875	17,789	18,167
Noninterest Income	13,347	12,785	13,825	14,026	13,731	13,528	13,915	13,416
Noninterest Expense	29,076	28,366	29,647	30,153	30,464	31,140	29,265	30,042
Income Before Income Taxes	2,210	2,346	2,777	2,518	1,412	1,263	2,439	1,541
Income Tax Expense (Benefit)	737	(1,405)	5	927	569	424	564	420
Net Income	$1,473	$3,751	$2,772	$1,591	$843	$839	$1,875	$1,121
Net Interest Income (FTE)	$18,567	$18,424	$19,141	$19,355	$19,744	$20,079	$20,697	$21,179

Per Common Share:
Net Income Basic	$0.08	$0.22	$0.16	$0.09	$0.05	$0.05	$0.11	$0.07
Net Income Diluted	0.08	0.22	0.16	0.09	0.05	0.05	0.11	0.07
Dividends Declared	0.02	0.02	0.00	0.00	0.00	0.00	0.00	0.00
Diluted Book Value	16.08	16.02	15.85	14.44	14.36	14.35	14.31	14.54
Market Price:
High	14.71	14.59	12.69	13.08	12.64	12.54	11.91	10.96
Low	12.60	11.56	11.33	11.06	10.12	10.95	9.04	7.00
Close	14.53	13.28	11.77	11.78	11.53	12.35	11.37	10.64

Selected Average Balances:
Loans, Net	$1,411,988	$1,395,506	$1,414,909	$1,436,039	$1,456,904	$1,496,432	$1,518,280	$1,541,262
Earning Assets	2,260,885	2,268,320	2,206,286	2,201,390	2,206,694	2,240,889	2,178,946	2,209,166
Total Assets	2,578,993	2,598,307	2,553,653	2,558,395	2,564,528	2,598,680	2,534,011	2,566,239
Deposits	2,109,563	2,124,960	2,050,870	2,059,498	2,067,647	2,102,967	2,051,099	2,075,482
Shareowners’ Equity	282,346	279,729	253,999	251,617	250,485	249,557	253,017	251,746
Common Equivalent Average Shares:
Basic	17,427	17,399	17,341	17,336	17,319	17,302	17,229	17,215
Diluted	17,488	17,439	17,423	17,396	17,355	17,309	17,256	17,228

Performance Ratios:
Return on Average Assets	0.23%	0.59%	0.43%	0.25%	0.13%	0.13%	0.29%	0.17%
Return on Average Equity	2.09	5.44	4.33	2.51	1.35	1.36	2.95	1.77
Net Interest Margin (FTE)	3.29	3.29	3.45	3.49	3.59	3.64	3.78	3.82
Noninterest Income as % of Operating
Revenue	42.31	42.05	43.85	42.82	41.68	40.62	40.81	39.31
Efficiency Ratio	91.15	91.02	90.22	90.42	91.07	92.67	84.68	86.89

Asset Quality:
Allowance for Loan Losses	$20,543	$22,110	23,095	$25,010	$27,294	$27,803	$29,167	$30,222
Allowance for Loan Losses to Loans	1.45%	1.57%	1.65%	1.75%	1.89%	1.90%	1.93%	1.97%
Nonperforming Assets (“NPAs”)	68,249	78,594	85,035	94,700	96,653	103,869	117,648	127,247
NPAs to Total Assets	2.66	2.98	3.26	3.77	3.77	3.99	4.47	5.10
NPAs to Loans + OREO	4.67	5.42	5.87	6.38	6.44	6.81	7.47	8.02
Allowance to Non-Performing Loans	80.03	63.98	62.48	60.00	65.66	61.17	45.42	40.80
Net Charge-Offs to Average Loans	0.59	0.39	0.65	0.78	0.54	0.66	1.00	0.66

Capital Ratios:
Tier 1 Capital Ratio	16.85%	16.85%	16.56%	15.60%	15.36%	14.95%	14.35%	14.43%
Total Capital Ratio	18.10	18.22	17.94	16.97	16.73	16.32	15.72	15.80
Tangible Capital Ratio	7.93	7.66	7.58	6.84	6.64	6.49	6.35	6.86
Leverage Ratio	10.70	10.47	10.46	10.16	10.07	9.81	9.90	9.83

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

▪	Net income of $1.5 million, or $0.08 per diluted share, for the second quarter of 2014 compared to net income of $3.8 million, or $0.22 per diluted share, in the first quarter of 2014, and net income of $0.8 million, or $0.05 per diluted share for the second quarter of 2013. For the six month period ended June 30, 2014, we realized net income of $5.2 million, or $0.30 per diluted share, compared to net income of $1.7 million, or $0.10 per diluted share, for the comparable period of 2013. First quarter 2014 earnings were favorably impacted by a tax benefit of $2.2 million, or $0.13 per share related to an adjustment to our reserve for uncertain tax positions.

▪	Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $2.8 million, $1.8 million, and $3.7 million for the quarters ended June 30, 2014, March 31, 2014, and March 31, 2013, respectively. Total credit costs for the six month period of 2014 were $4.5 million compared to $7.6 million for the same period of 2013. Slower problem loan migration, lower loan losses and improved credit metrics have resulted in a lower loan loss provision. Continued progress in disposing of OREO properties and firming of property values has favorably impacted our level of OREO costs.

▪	Tax equivalent net interest income for the second quarter of 2014 was $18.6 million compared to $18.4 million for the first quarter of 2014 and $19.7 million for the second quarter of 2013. For the first six months of 2014, tax equivalent net interest income totaled $37.0 million compared to $39.8 million in 2013. The increase in tax equivalent net interest income compared to the first quarter of 2014 was driven by one additional calendar day, a positive shift in earning asset mix due to growth in the investment and loan portfolios, and a reduction in interest expense. Compared to both prior year periods, the decrease reflects lower loan income primarily attributable to declining loan balances and unfavorable asset repricing that was partially offset by a reduction in interest expense and a lower level of foregone interest on loans.

▪	Noninterest income for the second quarter of 2014 totaled $13.3 million, an increase of $0.6 million, or 4.4%, over the first quarter of 2014 and a decrease of $0.4 million, or 2.8%, from the second quarter of 2013. The increase over the first quarter of 2014 was driven by higher deposit fees and other income. The decrease from the second quarter of 2013 reflects lower data processing fees and mortgage banking fees. For the first six months of 2014, noninterest income totaled $26.1 million, a $1.1 million, or 4.1% decrease from the same period of 2013 due to lower deposit fees, mortgage banking fees, and data processing fees.

▪	Noninterest expense for the second quarter of 2014 totaled $29.1 million, an increase of $0.7 million, or 2.5%, over the first quarter of 2014 and a decrease of $1.4 million, or 4.6%, from the second quarter of 2013. The increase over the first quarter of 2014 was primarily attributable to higher OREO expenses. Compared to the second quarter of 2013, the decrease was due to lower compensation expense, reflective of lower expense for our pension plan. For the first six months of 2014, noninterest expense totaled $57.4 million, a decrease of $4.1 million, or 6.8%, from the same period of 2013 primarily attributable to lower compensation expense (primarily pension), OREO expense, and other expense (primarily FDIC fees).

Financial Condition

  Average earning assets were $2.261 billion for the second quarter of 2014, a decrease of $7.4 million, or 0.3%, from the first quarter of 2014, and an increase of $54.6 million, or 2.5%, over the fourth quarter of 2013. The change in earning assets from the first quarter of 2014 reflects a lower level of public fund deposits. The increase compared to the fourth quarter of 2013 reflects a higher level of investments, which was funded through growth in deposits.

  Average loans increased by $16.5 million, or 1.2%, over the first quarter of 2014, which represents the first quarter-over-quarter increase since 2009. Loan balances increased in most categories with the largest increase in the consumer portfolio. Average loans declined by $3.0 million, or 0.2% when compared to the fourth quarter of 2013, primarily attributable to lower commercial real estate balances that was partially offset by growth in the consumer loan portfolio.

  Nonperforming assets totaled $68.2 million at the end of the second quarter of 2014, a decrease of $10.3 million from the first quarter of 2014 and $16.8 million from the fourth quarter of 2013. Nonperforming assets represented 2.66% of total assets at June 30, 2014 compared to 2.98% at March 31, 2014 and 3.26% at December 31, 2013.

  As of June 30, 2014, we are well-capitalized with a total risk-based capital ratio of 18.10% and a tangible common equity ratio of 7.93% compared to 18.10% and 7.66%, respectively, at March 31, 2014, and 17.94% and 7.58%, respectively, at December 31, 2013.

RESULTS OF OPERATIONS

Net Income

For the second quarter of 2014, we realized net income of $1.5 million, or $0.08 per diluted share, compared to net income of $3.8 million, or $0.22 per diluted share for the first quarter of 2014, and net income of $0.8 million, or $0.05 per diluted share, for the second quarter of 2013. For the first six months of 2014, we realized net income of $5.2 million, or $0.30 per diluted share, compared to net income of $1.7 million, or $0.10 per diluted share for the same period of 2013.

Compared to the first quarter of 2014, performance reflects higher noninterest income of $0.6 million and net interest income of $0.1 million that was offset by increases in noninterest expense of $0.7 million, loan loss provision of $0.2 million, and income taxes of $2.1 million.

Compared to the second quarter of 2013, the increase in earnings was due to a lower loan loss provision of $1.0 million and a $1.4 million decrease in noninterest expense, partially offset by lower net interest income of $1.1 million, noninterest income of $0.4 million, and higher income taxes of $0.2 million.

The increase in earnings for the first six months of 2014 versus the comparable period of 2013 was attributable to lower noninterest expense of $4.1 million, a lower loan loss provision of $1.7 million, and lower income taxes of $1.6 million, partially offset by lower net interest income of $2.8 million and noninterest income of $1.1 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest Income	$19,348	$19,236	$20,698	$38,584	$41,826
Taxable Equivalent Adjustments	129	138	149	266	283
Total Interest Income (FTE)	19,477	19,374	20,847	38,850	42,109
Interest Expense	910	950	1,103	1,860	2,286
Net Interest Income (FTE)	18,567	18,424	19,744	36,990	39,823
Provision for Loan Losses	499	359	1,450	858	2,520
Taxable Equivalent Adjustments	129	138	149	266	283
Net Interest Income After provision for Loan Losses	17,939	17,927	18,145	35,866	37,020
Noninterest Income	13,347	12,785	13,731	26,132	27,260
Noninterest Expense	29,076	28,366	30,464	57,442	61,605
Income Before Income Taxes	2,210	2,346	1,412	4,556	2,675
Income Tax Expense (Benefit)	737	(1,405)	569	(668)	993
Net Income	$1,473	$3,751	$843	$5,224	$1,682

Basic Net Income Per Share	$0.08	$0.22	$0.05	$0.30	$0.10
Diluted Net Income Per Share	$0.08	$0.22	$0.05	$0.30	$0.10

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

Tax equivalent net interest income for the second quarter of 2014 was $18.6 million compared to $18.4 million for the first quarter of 2014 and $19.7 million for the second quarter of 2013.  For the six months ended June 30, 2014, tax equivalent net interest income totaled $37.0 million compared to $39.8 million for the same period of 2013. The increase in tax equivalent net interest income compared to the first quarter of 2014 reflects one additional calendar day, a positive shift in earning asset mix due to growth in the investment and loan portfolios and a reduction in interest expense, partially offset by unfavorable asset repricing. The lower net interest income when compared to both prior year periods reflects a reduction in loan income primarily attributable to declining loan balances and unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.

Although the company experienced higher net interest income for the quarter, pressure still remains on net interest income primarily as a result of the low rate environment.  The low rate environment remains favorable to the repricing of deposits, but continues to negatively impact the loan and investment portfolios. Increased lending competition in all markets has also unfavorably impacted the pricing for loans.

Although the impact will be minimal, we will continue our efforts to lower our cost of funds, to the extent we can, and shift the mix of our deposits to help mitigate the unfavorable impact of soft loan demand and unfavorable repricing.

The net interest margin for the second quarter of 2014 at 3.29% was equal to the first quarter of 2014 and represented a decline of 30 basis points from the second quarter of 2013.  Growth in our investment and loan portfolios helped to maintain our margin from the first to second quarter, while the decrease in the margin from the comparable prior year period was attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a lower average cost of funds.

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

Provision for Loan Losses

The provision for loan losses for the second quarter of 2014 was $0.5 million compared to $0.3 million for the first quarter of 2014 and $1.5 million for the second quarter of 2013. For the first six months of 2014, the loan loss provision totaled $0.8 million compared to $2.5 million for the same period of 2013. The lower level of provision reflects continued favorable problem loan migration and improvement in key credit metrics. Net charge-offs for the second quarter of 2014 totaled $2.1 million, or 0.59% (annualized), of average loans compared to $1.3 million, or 0.39% (annualized), for the first quarter of 2014 and $2.0 million, or 0.54% (annualized), for the second quarter of 2013. For the first six months of 2014, net charge-offs totaled $3.4 million, or 0.49% (annualized), of average loans compared to $4.4 million, or 0.60%, for the same period of 2013. At quarter-end, the allowance for loan losses of $20.5 million was 1.45% of outstanding loans (net of overdrafts) and provided coverage of 80% of nonperforming loans compared to 1.57% and 64%, respectively, at March 31, 2014 and 1.65% and 62%, respectively, at December 31, 2013.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
CHARGE-OFFS
Commercial, Financial and Agricultural	$86	$11	$119	$97	$273
Real Estate - Construction	—	—	110	—	720
Real Estate - Commercial Mortgage	1,029	594	1,050	1,623	2,093
Real Estate - Residential	695	731	1,053	1,426	1,736
Real Estate - Home Equity	375	403	322	778	435
Consumer	421	405	351	826	647
Total Charge-offs	$2,606	$2,144	$3,005	$4,750	$5,904

RECOVERIES
Commercial, Financial and Agricultural	$45	$75	$38	$120	$89
Real Estate - Construction	1	4	—	5	—
Real Estate - Commercial Mortgage	152	27	144	179	182
Real Estate - Residential	52	395	396	447	492
Real Estate - Home Equity	65	11	224	76	242
Consumer	225	288	244	513	506
Total Recoveries	$540	$800	$1,046	$1,340	$1,511

Net Charge-offs	$2,066	$1,344	$1,959	$3,410	$4,393

Net Charge-offs (Annualized) as a	0.59%	0.39%	0.54%	0.49%	0.60%
percent of Average
Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the second quarter of 2014 totaled $13.3 million, an increase of $0.6 million, or 4.4%, over the first quarter of 2014 and a decrease of $0.4 million, or 2.8%, from the second quarter of 2013. The increase over the first quarter of 2014 reflects higher deposit fees of $0.3 million, bank card fees of $0.1 million, mortgage banking fees of $0.1 million, and other income of $0.2 million, partially offset by lower wealth management fees of $0.1 million. Compared to the second quarter of 2013, the decrease was primarily due to decreases in data processing fees of $0.3 million and mortgage banking fees of $0.2 million that were partially offset by higher other income of $0.1 million. For the first six months of 2014, noninterest income totaled $26.1 million, a $1.1 million, or 4.1% decrease from the same period of 2013 reflective of lower deposit fees of $0.3 million, mortgage banking fees of $0.6 million, and data processing fees of $0.4 million, partially offset by higher bank card fees of $0.1 million and other income of $0.1 million.

Noninterest income represented 42.3% of operating revenues (net interest income plus noninterest income) in the second quarter of 2014 compared to 42.0% in the first quarter of 2014 and 41.7% in the second quarter of 2013. For the first six months of 2014, noninterest income represented 42.2% of operating revenues compared to 41.2% for the same period of 2013. The increase in this metric compared to both prior year periods reflects a reduction in net interest income.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Deposit Fees	$6,213	$5,869	$6,217	$12,082	$12,382
Bank Card Fees	2,820	2,707	2,754	5,527	5,415
Wealth Management Fees	1,852	1,918	1,901	3,770	3,816
Mortgage Banking Fees	738	625	968	1,363	2,011
Data Processing Fees	388	541	670	929	1,323
Other	1,336	1,125	1,221	2,461	2,313

Total Noninterest Income	$13,347	$12,785	$13,731	$26,132	$27,260

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees for the second quarter of 2014 totaled $6.2 million, an increase of $344,000, or 5.9%, over the first quarter of 2014 and comparable to the second quarter of 2013. For the first six months of 2014, deposit fees totaled $12.1 million, a decrease of $300,000, or 2.4%, from the comparable period of 2013. The increase over the first quarter of 2014 was attributable to a higher level of overdraft fees and account maintenance fees. Compared to the first six months of 2013, the decrease was due to a lower level of overdraft fees generally reflective of improved financial management by our clients.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) totaled $2.8 million for the second quarter of 2014, an increase of $113,000, or 4.2%, over the first quarter of 2014 and $66,000, or 2.4%, over the second quarter of 2013. For the first six months of 2014, bank card fees totaled $5.5 million, which represented an increase of $112,000, or 2.1%, over the same period of 2013. The increase compared to all prior periods reflects higher card spend by our clients.

Wealth Management Fees. Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $1.9 million for the second quarter of 2014, down slightly by $66,000, or 3.4%, from the first quarter of 2014 and $49,000, or 2.6%, from the second quarter of 2013. For the first six months of 2014, wealth management fees totaled $3.8 million, a slight decrease of $46,000, or 1.2%, from the same period of 2013. The decrease from all prior periods was primarily due to lower retail brokerage fees reflective of lower account activity of our clients. At June 30, 2014, total assets under management were approximately $1.270 billion compared to $1.259 billion at December 31, 2013 and $1.189 billion at June 30, 2013.

Mortgage Banking Fees. Mortgage banking fees totaled $0.7 million for the second quarter of 2014, an increase of $113,000, or 18.1%, over the first quarter of 2014 and a decrease of $230,000, or 23.8%, from the second quarter of 2013. For the first six months of 2014, fees totaled $1.4 million, a decrease of $648,000, or 32.2%, from the same period of 2013. Increased new loan production reflective of a seasonal pickup in home purchase activity as well as a higher margin on sold loans drove the increase in fees over the first quarter of 2014. Compared to both prior year periods, the reduction in fees was attributable to lower refinancing activity reflective of a higher rate environment.

Data Processing Fees. Data processing fees decreased by $153,000, or 28.3%, from the first quarter of 2014 and $282,000, or 42.1%, from the second quarter of 2013. For the first six months of 2014, fees declined by $394,000, or 29.8%, compared to the first six months of 2013. The decrease from all prior periods was attributable to lower fees from a government processing contract for which processing activity has gradually declined over the past year due to the client’s phased migration to a new processor which was finalized in the second quarter of 2014.

Other. Other income totaled $1.3 million for the second quarter of 2014, an increase of $211,000, or 18.8%, over the first quarter of 2014 and $115,000, or 9.4%, over the second quarter of 2013. For the first six months of 2014, other income increased $148,000, or 6.4%, compared to the first six months of 2013. The increase compared to all prior periods was primarily attributable to a higher level of miscellaneous recoveries.

Noninterest Expense

Noninterest expense for the second quarter of 2014 totaled $29.1 million, an increase of $0.7 million, or 2.5%, over the first quarter of 2014 reflective of higher OREO expense of $0.9 million, occupancy expense of $0.2 million, and other expense (excluding OREO expense) of $0.2 million, partially offset by lower compensation expense of $0.6 million. Excluding OREO expense, noninterest expense declined $0.2 million. Compared to the second quarter of 2013, noninterest expense decreased by $1.4 million, or 4.6%, attributable to lower compensation expense of $1.4 million (reflecting lower pension expense), and other expense of $0.3 million, partially offset by higher occupancy expense of $0.3 million. For the first six months of 2014, noninterest expense totaled $57.4 million, a decrease of $4.1 million, or 6.8%, from the same period of 2013 attributable to lower compensation expense of $2.4 million (primarily pension expense), OREO expense of $1.4 million, and other expense (excluding OREO expense) of $0.5 million (primarily FDIC fees), partially offset by higher occupancy expense of $0.2 million. Expense management is an important part of our culture and strategic focus and we continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Salaries	$11,995	$12,531	$11,999	$24,486	$24,345
Associate Benefits	3,251	3,250	4,648	6,501	9,041
Total Compensation	15,206	15,781	16,647	30,987	33,386

Premises	2,109	2,132	2,149	4,241	4,414
Equipment	2,396	2,166	2,012	4,562	4,165
Total Occupancy	4,505	4,298	4,161	8,803	8,579

Legal Fees	1,037	781	918	1,818	1,918
Professional Fees	963	1,066	1,046	2,029	2,183
Processing Services	1,482	1,472	1,307	2,955	2,434
Advertising	371	318	493	688	815
Travel and Entertainment	270	173	212	442	406
Printing and Supplies	223	274	257	496	507
Telephone	467	480	466	947	957
Postage	307	305	326	612	640
Insurance - Other	731	731	1,040	1,462	2,080
Intangible Amortization	—	32	48	32	116
Other Real Estate Owned	2,276	1,399	2,290	3,675	5,115
Miscellaneous	1,238	1,256	1,253	2,496	2,469
Total Other	9,365	8,287	9,656	17,652	19,640

Total Noninterest Expense	$29,076	$28,366	$30,464	$57,442	$61,605

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $15.2 million for the second quarter of 2014, a decrease of $576,000, or 3.6%, from the first quarter of 2014 due to lower salary expense attributable to lower performance compensation (cash incentives), payroll taxes, and unemployment taxes. Compared to the second quarter of 2013, total compensation expense decreased $1.4 million, or 8.7%, attributable to lower associate benefit expense driven by lower pension plan expense. The decline was due to the utilization of a higher discount rate in 2014 for determining pension plan liabilities reflecting an increase in long-term bond interest rates. For the first six months of 2014, compensation expense totaled $31.0 million, a decrease of $2.4 million, or 7.2%, from the same period of 2013 driven by a $2.5 million decrease in associate benefit expense, partially offset by lower salary expense of $141,000. The decrease in associate benefit expense reflects the aforementioned decrease in the expense for our pension plan, and the increase in salary expense was attributable to higher performance compensation (cash incentives).

Occupancy. Occupancy expense (including premises and equipment) totaled $4.5 million for the second quarter of 2014, an increase of $207,000, or 4.8%, over the first quarter of 2014 driven by higher equipment expense, partially attributable to maintenance costs that were mostly non-routine in nature. Compared to the second quarter of 2013, occupancy expense increased $344,000, or 8.3%, attributable to higher equipment expense, primarily maintenance costs. For the first six months of 2014, occupancy expense totaled $8.8 million, a $224,000, or 2.6%, increase over the same period of 2013 driven by higher equipment expense. The increase in equipment expense compared to both prior year periods reflects higher maintenance cost related to non-routine maintenance activities as well as new maintenance contract expense for physical security upgrades.

Other. Other noninterest expense increased $1.1 million, or 13.0%, over the first quarter of 2014 and decreased $291,000, or 3.0%, from the second quarter of 2013. The increase compared to the first quarter of 2014 was driven by higher OREO expense of $877,000 reflective of a higher level of net losses from the sale of bank owned properties. Higher legal fees of $256,000 also contributed to the variance in other expense and reflect increased legal support needed for problem asset resolutions during the quarter. Compared to the second quarter of 2013, other expense decreased primarily due to lower FDIC insurance expense reflective of a reduction in our premium. For the first six months of 2014, other expense declined $2.0 million, or 10.1%, over the same period of 2013, primarily attributable to lower OREO expense and FDIC insurance expense, partially offset by higher processing service fees. Reduction in legal fees, professional fees, and advertising fees also contributed to the decline, but to a lesser extent. The reduction in OREO expense primarily reflected a lower level of property valuation adjustments and to a lesser extent lower property carrying costs and net losses on sale of properties. A lower FDIC premium drove the decline in FDIC insurance expense. The higher level of processing service fees reflected the outsourcing of our items processing system during the first quarter of 2013. While increasing the level of expense for processing services, our decision to outsource our items processing system enabled us to reduce expense in other areas such as compensation, printing/supplies, and postage.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 91.15% for the second quarter of 2014 compared to 91.02% for the first quarter of 2014 and 91.07% for the second quarter of 2013. For the first six months of 2014, this ratio was 91.09% compared to 91.87% for the comparable period of 2013.

Income Taxes

We realized income tax expense of $0.7 million for the second quarter of 2014 compared to an income tax benefit of $1.4 million for the first quarter of 2014 and income tax expense of $0.6 million for the second quarter of 2013.  For the first six months of 2014, we realized an income tax benefit of $0.6 million compared to income tax expense of $1.0 million for the same period of 2013. Income taxes for both the three and six-month periods of 2014 were favorably impacted by a $2.2 million state tax benefit attributable to an adjustment in our reserve for uncertain tax positions associated with prior year matters.

FINANCIAL CONDITION

Average assets totaled approximately $2.579 billion for the second quarter of 2014, a decrease of $19.3 million, or 0.7%, from the first quarter of 2014, and an increase of $25.3 million, or 1.0%, from the fourth quarter of 2013. Average earning assets were $2.261 billion for the second quarter of 2014, a decrease of $7.4 million, or 0.3%, from the first quarter of 2014, and an increase of $54.6 million, or 2.5%, over the fourth quarter of 2013. The change in earning assets from the first quarter of 2014 reflected a lower level of public fund deposits and problem loan resolution. The increase compared to the fourth quarter of 2013 reflects a higher level of investments and loans, which was funded through growth in deposits.

Investment Securities

In the second quarter of 2014, our average investment portfolio increased $34.7 million, or 8.6%, from the first quarter of 2014 and increased $60.4 million, or 15.9%, from the fourth quarter of 2013. As a percentage of average earning assets, the investment portfolio represented 19.5% in the second quarter of 2014, compared to 17.9% in the prior quarter and 17.2% in the fourth quarter of 2013. The increase in the average balance of the investment portfolio compared to the prior periods was primarily attributable to increases in U.S. Treasury purchases, partially offset by declines in municipal securities. The supply of high quality municipal bonds with attractive spreads over U.S. Treasuries has been limited in the first half of the year. For the remainder of 2014, we will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and the Bank’s overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). During the second quarter of 2014, securities were primarily purchased under the AFS designation. As of June 30, 2014, $266.3 million, or 59.6% of the investment portfolio was classified as AFS, with the remaining $180.3 million classified as HTM.

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

At June 30, 2014, the investment portfolio had a net pre-tax unrealized gain in the AFS portfolio of $0.5 million compared to an unrealized gain of $0.3 million at both the March 31, 2014 and December 31, 2013 periods. At quarter end, there were approximately 106 positions (combined AFS and HTM) with unrealized losses totaling approximately $0.7 million. Of the 106 positions, 82 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. There were 15 SBA positions in an unrealized loss position for longer than 12 months, and have an unrealized loss of $98,000. There were 19 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. Three of these positions were in an unrealized loss position for longer than 12 months, and had an unrealized loss of $8,000. The remaining five securities are Federal Farm Credit or Federal Home Loan Bank agency bonds, none of which have been in an unrealized loss position for longer than 12 months. All positions with unrealized losses are not considered impaired, and are expected to mature at par or better.

The average maturity of the total portfolio at June 30, 2014 was 2.16 years compared to 2.08 years and 1.95 years for the March 31, 2014 and December 31, 2013 periods, respectively. The average life of the total portfolio in the second quarter of 2014 extended compared to both prior periods as U.S. Treasury securities with maturities up to three and one-half years were added during the quarter.

Loans

Average loans increased by $16.5 million, or 1.2%, over the first quarter of 2014, which represents the first quarter-over-quarter increase in average loans since 2009. The improvement in loans was experienced primarily in the consumer and commercial portfolios. The growth was a result of both an increase in production (which has increased in five of the last six quarters) as well as lower payoffs. Average loans declined by $3.0 million, or 0.2% when compared to the fourth quarter of 2013, primarily attributable to lower commercial real estate, which was partially offset by growth in the consumer loan portfolio.

The resolution of problem loans, which includes loan charge-offs and loans transferred to OREO, totaled $10.6 million for the second quarter of 2014, compared to $3.4 million from the first quarter of 2014, and $6.3 million from the fourth quarter. The problem loan resolutions are based on “as of” balances, not averages.

Without compromising our credit standards or taking on inordinate interest rate risk, we have modified several lending programs in our business, commercial real estate, and consumer portfolios to try to mitigate the significant impact that consumer and business deleveraging is having on our portfolio. These programs have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and other real estate owned “OREO”) totaled $68.2 million at the end of the second quarter of 2014, a decrease of $10.3 million from the first quarter of 2014 and $16.8 million from the fourth quarter of 2013. Nonaccrual loans totaled $25.7 million at the end of the second quarter of 2014, a decrease of $8.9 million from the first quarter of 2014 and $11.3 million from the fourth quarter of 2013. Nonaccrual loan additions totaled $4.4 million in the second quarter of 2014 and $11.9 million for the first six months of 2014, which compares to $18.5 million for the same period of 2013. The balance of OREO totaled $42.6 million at the end of the second quarter of 2014, representing decreases of $1.5 million from the first quarter of 2014 and $5.5 million from the fourth quarter of 2013. For the second quarter of 2014, we added properties totaling $8.0 million, sold properties totaling $8.6 million, and recorded valuation adjustments totaling $0.8 million. For the first six months of 2014, we added properties totaling $9.3 million, sold properties totaling $13.2 million, and recorded valuation adjustments totaling $1.6 million. Nonperforming assets represented 2.66% of total assets at June 30, 2014 compared to 2.98% at March 31, 2014 and 3.26% at December 31, 2013.

(Dollars in Thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Nonaccruing Loans:
Commercial, Financial and Agricultural	$187	$151	$188
Real Estate - Construction	847	581	426
Real Estate - Commercial Mortgage	14,089	23,013	25,227
Real Estate - Residential	7,267	6,892	6,440
Real Estate - Home Equity	2,784	3,373	4,084
Consumer	496	548	599
Total Nonperforming Loans (“NPLs”)(1)	$25,670	$34,558	$36,964
Other Real Estate Owned	42,579	44,036	48,071
Total Nonperforming Assets (“NPAs”)	$68,249	$78,594	$85,035

Past Due Loans 30 – 89 Days	$5,092	$4,902	$7,746
Past Due Loans 90 Days or More (accruing)	—	—	—
Performing Troubled Debt Restructurings	$45,440	$46,249	$44,764
Nonperforming Loans/Loans	1.81%	2.46%	2.64%
Nonperforming Assets/Total Assets	2.66	2.98	3.26
Nonperforming Assets/Loans Plus OREO	4.67	5.42	5.87
Allowance/Nonperforming Loans	80.03%	63.98%	62.48%

(1)	Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
NPA Beginning Balance:	$78,594	$103,869	$85,035	$117,648
Change in Nonaccrual Loans:
Beginning Balance	34,558	45,448	36,964	64,222
Additions	4,355	10,758	11,854	18,481
Charge-Offs	(2,445)	(2,947)	(4,308)	(5,672)
Transferred to OREO	(7,040)	(3,667)	(8,316)	(16,564)
Paid Off/Payments	(2,423)	(3,375)	(5,050)	(6,975)
Restored to Accrual	(1,335)	(4,651)	(5,474)	(11,926)
Ending Balance	25,670	41,566	25,670	41,566

Change in OREO:
Beginning Balance	44,036	58,421	48,071	53,426
Additions	7,977	4,355	9,267	17,334
Valuation Write-downs	(822)	(1,060)	(1,552)	(2,205)
Sales	(8,612)	(6,629)	(13,207)	(13,369)
Other	—	—	—	(99)
Ending Balance	42,579	55,087	42,579	55,087

NPA Net Change	(10,345)	(7,216)	(16,786)	(20,995)
NPA Ending Balance	$68,249	$96,653	$68,249	$96,653

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
TDR Beginning Balance:	$52,538	$61,426	$55,770	$57,353
Additions	377	2,125	2,187	7,139
Charge-Offs	(54)	—	(151)	—
Paid Off/Payments	(788)	(1,256)	(1,301)	(1,893)
Removal Due to Change in TDR Status	(22)	(1,121)	(22)	(1,121)
Defaults	(833)	(3,272)	(5,265)	(3,576)
TDR Ending Balance	$51,218	$57,902	$51,218	$57,902

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

The allowance for loan losses was $20.5 million at June 30, 2014 compared to $22.1 million at March 31, 2014 and $23.1 million at December 31, 2013. The allowance for loan losses was 1.45% of outstanding loans and provided coverage of 80% of nonperforming loans at June 30, 2014 compared to 1.57% and 64%, respectively, at March 31, 2014 and 1.65% and 62%, respectively, at December 31, 2013. The reduction in the allowance from both prior periods was attributable to a lower level of general reserves and to a lesser extent a reduction in impaired loan reserves. The decrease in general reserves reflects slower problem loan migration, lower loan loss experience, as well as continued improvement in credit metrics. The decrease in impaired loan reserves was driven by a lower level of impaired loans reflecting reduced inflow and successful resolutions as well as lower loss content. It is management’s opinion that the allowance at June 30, 2014 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.110 billion for the second quarter of 2014, a decrease of $15.4 million, or 0.7%, from the first quarter of 2014 and an increase of $58.7 million, or 2.9%, over the fourth quarter of 2013.  The decrease in deposits when compared to the first quarter of 2014 resulted primarily from the reduction in the level of public funds and certificates of deposit. When compared to the fourth quarter of 2013, the increase was a result of higher public funds, noninterest-bearing demand and savings accounts, partially offset by lower certificates of deposit and regular NOWs.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
June 30, 2014	9.4%	9.4%	6.5%	-1.9%
March 31, 2014	11.6%	11.0%	7.6%	-1.8%

The Net Interest Income at Risk position was less favorable at the end of the second quarter of 2014, when compared to the prior quarter-end, for all rate scenarios. The unfavorable change from the prior quarter end reflects lower levels of repricing assets, primarily overnight funds, due to a decrease in deposits. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
June 30, 2014	1.7%	4.5%	4.5%	-6.2%
March 31, 2014	1.4%	4.4%	4.4%	-6.4%

As of June 30, 2014, the improvement in the economic value of equity in all rate scenarios versus the base case was more favorable than it was as of March 31, 2014. This favorable variance is primarily attributable to the overall change in market interest rates during the second quarter of 2014. In both periods, in the up 300 bp scenario (relative to the up 200 and 100 bp scenarios), the level of improvement in the economic value of equity declined. This is attributable to the varied assumptions on the non-maturity deposits.  Based on historical data, interest rates on non-maturity deposits are increased in escalating increments in the rising rate scenarios, with the up 300 bp scenario being the most aggressive.  All measures of economic value of equity are within our prescribed policy limits.

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

As of June 30, 2014, we have the ability to generate $889.5 million in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with results reported to ALCO, our Market Risk and Oversight Committee, and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 2.16 years, and as of June 30, 2014 had a net unrealized pre-tax gain of $0.5 million in the available-for-sale portfolio.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $408.7 million during the second quarter of 2014 compared to an average net overnight funds sold position of $467.3 million in the first quarter of 2014 and an average overnight funds sold position of $411.6 million in the fourth quarter of 2013. The lower balance when compared to the first quarter of 2014 primarily reflects higher loan and investment portfolios, and the lower level of public funds. The decrease when compared to the fourth quarter of 2013 reflects an increase in the investment portfolio partially offset by a higher level of public funds.

Capital expenditures are estimated to approximate $3.0 million over the next 12 months, which will consist primarily of office remodeling, office equipment/furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2014, advances from the FHLB consisted of $34.5 million in outstanding debt consisting of 35 notes. During the first six months of 2014, the Bank made FHLB advance payments totaling approximately $7.5 million, which includes paying off six advances totaling $5.9 million. No additional FHLB advances were obtained. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Under the terms of each junior subordinated deferrable interest note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock. During the fourth quarter of 2013, the informal board resolutions, which required us to obtain approval from the Federal Reserve prior to making interest payments on the two securities, were rescinded. All deferred accrued interest was paid and brought current at year-end 2013 and is current as of June 30, 2014.

Capital

Equity capital was $281.6 million as of June 30, 2014, compared to $279.9 million as of March 31, 2014 and $276.4 million as of December 31, 2013. Our leverage ratio was 10.70%, 10.47%, and 10.46%, respectively, and our tangible capital ratio was 7.93%, 7.66%, and 7.58%, respectively, for the same periods. Our risk-adjusted capital ratio of 18.10% at June 30, 2014, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first six months of 2014, shareowners’ equity increased $5.2 million, or 3.7%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $5.2 million, stock compensation accretion of $0.4 million, a $0.2 million net increase in the unrealized gain on investment securities, and net adjustments totaling $0.1 million related to transactions under our stock compensation plans. Shareowners’ equity was reduced by common stock dividends totaling $0.7 million.

At June 30, 2014, our common stock had a book value of $16.08 per diluted share compared to $16.02 at March 31, 2014 and $15.85 at December 31, 2013. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At June 30, 2014, the net unrealized gain on investment securities available for sale was $44,000 and the amount of our unfunded pension liability was $8.4 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. Under a predecessor plan, we repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share. We did not repurchase any shares during 2013 or during the first six months of 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2014, we had $312.1 million in commitments to extend credit and $8.9 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact the Company’s ability to meet its on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, advances available from the FHLB and the Federal Reserve, and investment security maturities provide a sufficient source of funds to meet these commitments.

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

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,411,988	$18,216	5.17%	$1,456,904	$19,790	5.45%	$1,403,793	$36,377	5.23%	$1,476,559	$40,018	5.47%
Taxable Securities(2)	345,419	816	0.87	225,770	578	1.02	318,332	1,519	0.84	220,458	1,168	1.03
Tax-Exempt Securities	94,810	188	0.77	104,981	200	0.76	104,621	407	0.75	93,030	374	0.80
Funds Sold	408,668	257	0.25	419,039	279	0.27	437,837	548	0.25	433,650	549	0.26
Total Earning Assets	2,260,885	19,477	3.46%	2,206,694	20,847	3.79%	2,264,582	38,851	3.46%	2,223,697	42,109	3.82%
Cash & Due From Banks	44,115			49,081			46,089			49,875
Allowance For Loan Losses	(22,255)			(29,012)			(22,730)			(29,735)
Other Assets	296,248			337,765			300,656			337,673
TOTAL ASSETS	$2,578,993			$2,564,528			$2,588,597			$2,581,510

Liabilities:
NOW Accounts	$724,635	$91	0.05%	$716,459	$124	0.07%	$747,343	$195	0.05%	$752,360	$280	0.08%
Money Market Accounts	280,619	50	0.07	289,637	54	0.07	277,335	98	0.07	286,261	108	0.08
Savings Accounts	227,960	28	0.05	202,784	25	0.05	223,418	54	0.05	197,935	48	0.05
Other Time Deposits	209,558	124	0.24	231,134	164	0.29	212,408	254	0.24	234,768	346	0.30
Total Interest Bearing Deposits	1,442,772	293	0.08	1,440,014	367	0.10	1,460,504	601	0.08	1,471,324	782	0.11
Short-Term Borrowings	44,473	17	0.15	52,399	61	0.47	45,402	37	0.16	53,819	143	0.54
Subordinated Note Payable	62,887	331	2.08	62,887	342	2.15	62,887	662	2.09	62,887	681	2.15
Other Long-Term Borrowings	33,619	269	3.21	40,942	333	3.26	35,328	560	3.19	41,915	680	3.27
Total Interest Bearing Liabilities	1,583,751	910	0.23%	1,596,242	1,103	0.28%	1,604,121	1,860	0.23%	1,629,945	2,286	0.28%
Noninterest Bearing Deposits	666,791			627,633			656,715			613,886
Other Liabilities	46,105			90,168			46,716			87,656
TOTAL LIABILITIES	2,296,647			2,314,043			2,307,552			2,331,487

TOTAL SHAREOWNERS’ EQUITY	282,346			250,485			281,045			250,023

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,578,993			$2,564,528			$2,588,597			$2,581,510

Interest Rate Spread			3.22%			3.51%			3.23%			3.54%
Net Interest Income		$18,567			$19,744			$36,991			$39,823
Net Interest Margin(3)			3.29%			3.59%			3.29%			3.61%

(1)	Average balances include nonaccrual loans. Interest income periods in this table include loan fees of $297,000 and $707,000 for the three and six months ended June 30, 2014 and $396,000 and $782,000 for the comparable periods ended June 30, 2013.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

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

Item 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2014, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Date: August 8, 2014

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

