Form 10-Q
period 2014-09-30
CAPITAL CITY BANK GROUP INC
filed 2014-11-06
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

At October 31, 2014, 17,432,887 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	legislative or regulatory changes, including the Dodd-Frank Act and Basel III;
▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision, deferred tax asset valuation allowance, and pension plan;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	our need and our ability to incur additional debt or equity financing;
▪	our ability to declare and pay dividends and repurchase shares of the Company’s common stock under our repurchase plan;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	our ability to comply with the laws for each jurisdiction where we operate;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30,	December 31,
(Dollars in Thousands)	2014	2013
ASSETS
Cash and Due From Banks	$50,049	$55,209
Federal Funds Sold and Interest Bearing Deposits	253,974	474,719
Total Cash and Cash Equivalents	304,023	529,928

Investment Securities, Available for Sale, at fair value	322,297	251,420
Investment Securities, Held to Maturity, at amortized cost (fair value of $172,717 and $146,961)	173,188	148,211
Total Investment Securities	495,485	399,631

Loans Held For Sale	8,700	11,065

Loans, Net of Unearned Income	1,414,375	1,388,604
Allowance for Loan Losses	(19,093)	(23,095)
Loans, Net	1,395,282	1,365,509

Premises and Equipment, Net	102,546	103,385
Goodwill	84,811	84,811
Other Intangible Assets	—	32
Other Real Estate Owned	41,726	48,071
Other Assets	67,044	69,471
Total Assets	$2,499,617	$2,611,903

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$667,616	$641,463
Interest Bearing Deposits	1,365,962	1,494,785
Total Deposits	2,033,578	2,136,248

Short-Term Borrowings	42,586	51,321
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	32,305	38,043
Other Liabilities	45,008	47,004
Total Liabilities	2,216,364	2,335,503

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,432,884 and 17,360,960 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	174	174
Additional Paid-In Capital	41,637	41,152
Retained Earnings	249,907	243,614
Accumulated Other Comprehensive Loss, Net of Tax	(8,465)	(8,540)
Total Shareowners’ Equity	283,253	276,400
Total Liabilities and Shareowners’ Equity	$2,499,617	$2,611,903

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2014	2013	2014	2013
INTEREST INCOME
Loans, including Fees	$18,528	$19,264	$54,778	$59,127
Investment Securities:
Taxable	921	571	2,440	1,739
Tax Exempt	113	146	380	392
Funds Sold	204	269	752	818
Total Interest Income	19,766	20,250	58,350	62,076
INTEREST EXPENSE
Deposits	255	335	856	1,117
Short-Term Borrowings	17	46	54	189
Subordinated Notes Payable	333	339	995	1,020
Other Long-Term Borrowings	263	330	823	1,010
Total Interest Expense	868	1,050	2,728	3,336

NET INTEREST INCOME	18,898	19,200	55,622	58,740
Provision for Loan Losses	424	555	1,282	3,075
Net Interest Income After Provision For Loan Losses	18,474	18,645	54,340	55,665

NONINTEREST INCOME
Deposit Fees	6,211	6,474	18,293	18,856
Bank Card Fees	2,707	2,715	8,234	8,130
Wealth Management Fees	2,050	2,130	5,820	5,946
Mortgage Banking Fees	911	869	2,274	2,880
Data Processing Fees	336	662	1,265	1,985
Other	1,136	1,176	3,597	3,487
Total Noninterest Income	13,351	14,026	39,483	41,284

NONINTEREST EXPENSE
Compensation	15,378	16,158	46,365	49,544
Occupancy, Net	4,575	4,403	13,378	12,982
Intangible Amortization	—	46	32	162
Other Real Estate	1,783	1,868	5,458	6,981
Other	6,871	7,678	20,816	22,087
Total Noninterest Expense	28,607	30,153	86,049	91,756

INCOME BEFORE INCOME TAXES	3,218	2,518	7,774	5,193
Income Tax Expense	1,103	927	435	1,920

NET INCOME	$2,115	$1,591	$7,339	$3,273

BASIC NET INCOME PER SHARE	$0.12	$0.09	$0.42	$0.19
DILUTED NET INCOME PER SHARE	$0.12	$0.09	$0.42	$0.19

Average Basic Shares Outstanding	17,440	17,336	17,422	17,319
Average Diluted Shares Outstanding	17,519	17,396	17,482	17,381

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
NET INCOME	$2,115	$1,591	$7,339	$3,273
Other comprehensive income, before tax:
Change in net unrealized gain (loss) on securities available for sale	(173)	459	78	(1,149)
Unrealized losses on securities transferred from available for sale to held to maturity	—	(523)	—	(523)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	17	7	53	7
Reclassification adjustment for impairment loss realized in net income	—	210	—	410
Other comprehensive income (loss), before tax	(156)	153	131	(1,255)
Deferred tax (benefit) expense related to other comprehensive income	(54)	136	56	(486)
Other comprehensive income (loss), net of tax	(102)	17	75	(769)
TOTAL COMPREHENSIVE INCOME	$2,013	$1,608	$7,414	$2,504

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2013	17,232,380	$172	$38,707	$237,569	$(29,559)	$246,889
Net Income		—	—	3,273	—	3,273
Other Comprehensive Income, Net of Tax		—	—	—	(769)	(769)
Stock Based Compensation		—	914	—	—	914
Impact of Transactions Under Compensation Plans, net	103,898	1	860	—	—	861
Balance, September 30, 2013	17,336,278	$173	$40,481	$240,842	$(30,328)	$251,168

Balance, January 1, 2014	17,360,960	$174	$41,152	$243,614	$(8,540)	$276,400
Net Income		—	—	7,339	—	7,339
Other Comprehensive Income, Net of Tax		—	—	—	75	75
Cash Dividends ($0.0600 per share)		—	—	(1,046)	—	(1,046)
Repurchase of Common Stock	(19,600)	—	(269)	—	—	(269)
Stock Based Compensation		—	635	—	—	635
Impact of Transactions Under Compensation Plans, net	91,524	—	119	—	—	119
Balance, September 30, 2014	17,432,884	$174	$41,637	$249,907	$(8,465)	$283,253

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,339	$3,273
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	1,282	3,075
Depreciation	4,869	4,830
Amortization of Premiums, Discounts, and Fees (net)	3,619	3,422
Amortization of Intangible Assets	32	162
Impairment Loss on Security	—	410
Net Decrease in Loans Held-for-Sale	2,365	367
Stock Based Compensation	635	914
Deferred Income Taxes	1,280	1,802
Loss on Disposal of Fixed Assets	12	18
Loss on Sales and Write-Downs of Other Real Estate Owned	3,423	4,042
Net Decrease in Other Assets	1,144	1,197
Net (Decrease) Increase in Other Liabilities	(2,248)	6,470
Net Cash Provided By Operating Activities	23,752	29,982

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(56,249)	(39,115)
Payments, Maturities, and Calls	30,078	4,141
Securities Available for Sale:
Purchases	(159,741)	(142,336)
Payments, Maturities, and Calls	86,149	99,708
Net (Increase) Decrease in Loans	(42,808)	61,354
Proceeds From Sales of Other Real Estate Owned	15,043	17,397
Purchases of Premises and Equipment	(4,042)	(1,458)
Net Cash Used In Investing Activities	(131,570)	(309)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(102,670)	(128,110)
Net (Decrease) Increase in Short-Term Borrowings	(10,263)	55
Increase in Other Long-Term Borrowings	—	1,303
Repayment of Other Long-Term Borrowings	(4,210)	(3,490)
Dividends Paid	(1,046)	—
Payments to Repurchase Common Stock	(269)	—
Issuance of Common Stock Under Compensation Plans	371	842
Net Cash Used In Financing Activities	(118,087)	(129,400)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(225,905)	(99,727)

Cash and Cash Equivalents at Beginning of Period	529,928	509,732
Cash and Cash Equivalents at End of Period	$304,023	$410,005

Supplemental Cash Flow Disclosures:
Interest Paid	$2,678	$2,364
Income Taxes Paid (Refunded)	$2,660	$(2,201)

Noncash Investing and Financing Activities:
Transfer of Securities Available for Sale to Held to Maturity	$—	$62,488
Loans Transferred to Other Real Estate Owned	$12,121	$21,030
Transfer of Current Portion of Long-Term Borrowings	$1,528	$4,428

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. Capital City Bank Group, Inc. (“CCBG” or the “Company”) provides a full range of banking and banking-related services to individual and corporate clients through its wholly-owned subsidiary, Capital City Bank (“CCB” or the “Bank” and together with the Company), with banking offices located in Florida, Georgia, and Alabama. The Company is subject to competition from other financial institutions, is subject to regulation by certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of CCBG and CCB. All material inter-company transactions and accounts have been eliminated.

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

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	September 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gain	Unrealized Losses	Market Value
Available for Sale
U.S. Treasury	$165,055	$97	$95	$165,057	$71,791	$82	$40	$71,833
U.S. Government Agency	94,925	259	190	94,994	75,275	127	256	75,146
States and Political Subdivisions	51,052	99	11	51,140	91,605	167	19	91,753
Mortgage-Backed Securities	2,167	194	—	2,361	2,583	212	—	2,795
Equity Securities(1)	8,745	—	—	8,745	9,893	—	—	9,893
Total	321,944	$649	$296	$322,297	$251,147	$588	$315	$251,420

Held to Maturity
U.S. Treasury	$76,235	$108	$63	$76,280	$43,533	$84	$38	$43,579
U.S. Government Agency	22,322	28	37	22,313	15,794	38	22	15,810
States and Political Subdivisions	30,244	63	5	30,302	33,216	53	4	33,265
Mortgage-Backed Securities	44,387	14	579	43,822	55,668	12	1,373	54,307
Total	$173,188	$213	$684	$172,717	$148,211	$187	$1,437	$146,961

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $3.9 million and $4.8 million, respectively, at September 30, 2014 and $5.0 million and $4.8 million, respectively, at December 31, 2013.

Securities with an amortized cost of $225.5 million and $258.5 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of September 30, 2014, the Company’s investment securities are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities, certain amortizing U.S. government agency securities, and equity securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$67,038	$67,110	$17,588	$17,616
Due after one through five years	173,739	173,766	111,213	111,279
Mortgage-Backed Securities	2,167	2,361	44,387	43,822
U.S. Government Agency	70,255	70,315	—	—
Equity Securities	8,745	8,745	—	—
Total	$321,944	$322,297	$173,188	$172,717

Unrealized Losses on Investment Securities. The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
September 30, 2014
Available for Sale
U.S. Government Treasury	$95,417	$95	$—	$—	$95,417	$95
U.S. Government Agency	21,896	71	21,702	119	43,598	190
States and Political Subdivisions	3,549	6	507	5	4,056	11
Total	$120,862	$172	$22,209	$124	$143,071	$296

Held to Maturity
U.S. Government Treasury	$47,915	$63	$—	$—	$47,915	$63
U.S. Government Agency	13,486	37	—	—	13,486	37
States and Political Subdivisions	3,717	5	—	—	3,717	5
Mortgage-Backed Securities	33,309	508	3,935	71	37,244	579
Total	$98,427	$613	$3,935	$71	$102,362	$684

December 31, 2013
Available for Sale
U.S. Government Treasury	$24,924	$40	$—	$—	$24,924	$40
U.S. Government Agency	40,944	235	4,842	21	45,786	256
States and Political Subdivisions	4,101	7	511	12	4,612	19
Total	$69,969	$282	$5,353	$33	$75,322	$315

Held to Maturity
U.S. Government Treasury	$10,054	$38	$—	$—	$10,054	$38
U.S. Government Agency	5,676	22	—	—	5,676	22
States and Political Subdivisions	3,316	4	—	—	3,316	4
Mortgage-Backed Securities	44,031	1,373	—	—	44,031	1,373
Total	$63,077	$1,437	$—	$—	$63,077	$1,437

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

Approximately $22.2 million of investment securities comprised of 26 Small Business Administration securities and one municipal bond, with an unrealized loss of approximately $124,000, have been in a loss position for greater than 12 months. Approximately $3.9 million of held to maturity investment securities, comprised of 7 collateralized mortgage obligations, with an unrealized loss of approximately $71,000 have been in a loss position for greater than 12 months. All of these debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on September 30, 2014. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2014	December 31, 2013
Commercial, Financial and Agricultural	$133,756	$126,607
Real Estate – Construction	38,121	31,012
Real Estate – Commercial Mortgage	501,863	533,871
Real Estate – Residential(1)	308,295	309,692
Real Estate – Home Equity	228,968	227,922
Consumer	203,372	159,500
Loans, Net of Unearned Income	$1,414,375	$1,388,604

(1)	Includes loans in process with outstanding balances of $5.5 million and $6.8 million at September 30, 2014 and December 31, 2013, respectively.

Net deferred fees included in loans were $1.5 million at September 30, 2014 and December 31, 2013.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	September 30, 2014		December 31, 2013
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$933	$—	$188	$—
Real Estate – Construction	860	—	426	—
Real Estate – Commercial Mortgage	11,920	—	25,227	—
Real Estate – Residential	7,416	—	6,440	—
Real Estate – Home Equity	2,018	—	4,084	—
Consumer	335	62	599	—
Total	$23,482	$62	$36,964	$—
11

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
September 30, 2014
Commercial, Financial and Agricultural	$296	$59	$—	$355	$132,468	$133,756
Real Estate – Construction	—	—	—	—	37,261	38,121
Real Estate – Commercial Mortgage	711	26	—	737	489,206	501,863
Real Estate – Residential	1,193	1,094	—	2,287	298,592	308,295
Real Estate – Home Equity	255	119	—	374	226,576	228,968
Consumer	795	178	62	1,035	202,002	203,372
Total	$3,250	$1,476	$62	$4,788	$1,386,105	$1,414,375

December 31, 2013
Commercial, Financial and Agricultural	$258	$100	$—	$358	$126,062	$126,607
Real Estate – Construction	—	—	—	—	30,587	31,012
Real Estate – Commercial Mortgage	1,548	672	—	2,220	506,424	533,871
Real Estate – Residential	1,647	1,090	—	2,737	300,514	309,692
Real Estate – Home Equity	848	212	—	1,060	222,778	227,922
Consumer	1,127	244	—	1,371	157,529	159,500
Total	$5,428	$2,318	$—	$7,746	$1,343,894	$1,388,604
12

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans.  Loans are charged-off to the allowance when facts and circumstances of the individual loan confirm the loan is not fully collectible and the loss is reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Three Months Ended September 30, 2014
Beginning Balance	$706	$1,267	$6,147	$8,214	$3,066	$1,143	$—	$20,543
Provision for Loan Losses	387	(280)	386	(505)	331	105	—	424
Charge-Offs	(86)	—	(1,208)	(212)	(621)	(386)	—	(2,513)
Recoveries	28	2	213	93	37	266	—	639
Net Charge-Offs	(58)	2	(955)	(119)	(584)	(120)	—	(1,874)
Ending Balance	$1,035	$989	$5,538	$7,590	$2,813	$1,128	$—	$19,093

Nine Months Ended September 30, 2014
Beginning Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095
Provision for Loan Losses	371	(598)	267	(385)	1,048	579	—	1,282
Charge-Offs	(183)	—	(2,831)	(1,638)	(1,399)	(1,212)	—	(7,263)
Recoveries	148	7	392	540	113	779	—	1,979
Net Charge-Offs	(35)	7	(2,439)	(1,098)	(1,286)	(433)	—	(5,284)
Ending Balance	$1,035	$989	$5,538	$7,590	$2,813	$1,128	$—	$19,093

Three Months Ended September 30, 2013
Beginning Balance	$895	$2,243	$9,951	$9,258	$2,879	$1,042	$1,026	$27,294
Provision for Loan Losses	(171)	(237)	(630)	1,044	277	297	(25)	555
Charge-Offs	(138)	(278)	(882)	(1,178)	(362)	(674)	—	(3,512)
Recoveries	87	1	167	167	13	238	—	673
Net Charge-Offs	(51)	(277)	(715)	(1,011)	(349)	(436)	—	(2,839)
Ending Balance	$673	$1,729	$8,606	$9,291	$2,807	$903	$1,001	$25,010

Nine Months Ended September 30, 2013
Beginning Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
Provision for Loan Losses	(345)	(130)	151	2,868	404	153	(26)	3,075
Charge-Offs	(411)	(998)	(2,975)	(2,914)	(797)	(1,321)	—	(9,416)
Recoveries	176	1	349	659	255	744	—	2,184
Net Charge-Offs	(235)	(997)	(2,626)	(2,255)	(542)	(577)	—	(7,232)
Ending Balance	$673	$1,729	$8,606	$9,291	$2,807	$903	$1,001	$25,010
13

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
September 30, 2014
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$576	$94	$3,359	$2,526	$471	$12	$—	$7,038
Loans Collectively Evaluated for Impairment	459	895	2,179	5,064	2,342	1,116	—	12,055
Ending Balance	$1,035	$989	$5,538	$7,590	$2,813	$1,128	$—	$19,093

December 31, 2013
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$75	$66	$4,336	$2,047	$682	$23	$—	$7,229
Loans Collectively Evaluated for Impairment	624	1,514	3,374	7,026	2,369	959	—	15,866
Ending Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095

September 30, 2013
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$218	$124	$5,045	$2,184	$508	$31	$—	$8,110
Loans Collectively Evaluated for Impairment	455	1,605	3,561	7,107	2,299	872	1,001	16,900
Ending Balance	$673	$1,729	$8,606	$9,291	$2,807	$903	$1,001	$25,010

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
September 30, 2014
Individually Evaluated for Impairment	$1,489	$835	$37,524	$22,087	$2,796	$271	$—	$65,002
Collectively Evaluated for Impairment	132,267	37,286	464,339	286,208	226,172	203,101	—	1,349,373
Total	$133,756	$38,121	$501,863	$308,295	$228,968	$203,372	$—	$1,414,375

December 31, 2013
Individually Evaluated for Impairment	$1,580	$557	$49,973	$20,470	$3,359	$355	$—	$76,294
Collectively Evaluated for Impairment	125,027	30,455	483,898	289,222	224,563	159,145	—	1,312,310
Total	$126,607	$31,012	$533,871	$309,692	$227,922	$159,500	$—	$1,388,604

September 30, 2013
Individually Evaluated for Impairment	$3,546	$773	$57,820	$20,894	$3,977	$416	$—	$87,426
Collectively Evaluated for Impairment	119,707	30,681	512,916	290,137	226,235	150,740	—	1,330,416
Total	$123,253	$31,454	$570,736	$311,031	$230,212	$151,156	$—	$1,417,842

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

The following table presents loans individually evaluated for impairment by class of loans.

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
September 30, 2014
Commercial, Financial and Agricultural	$1,489	$195	$1,294	$576
Real Estate – Construction	835	—	835	94
Real Estate – Commercial Mortgage	37,524	11,062	26,462	3,359
Real Estate – Residential	22,087	5,265	16,822	2,526
Real Estate – Home Equity	2,796	792	2,004	471
Consumer	271	20	251	12
Total	$65,002	$17,334	$47,668	$7,038

December 31, 2013
Commercial, Financial and Agricultural	$1,580	$443	$1,137	$75
Real Estate – Construction	557	—	557	66
Real Estate – Commercial Mortgage	49,973	19,860	30,113	4,336
Real Estate – Residential	20,470	4,330	16,140	2,047
Real Estate – Home Equity	3,359	646	2,713	682
Consumer	355	90	265	23
Total	$76,294	$25,369	$50,925	$7,229

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$1,433	15	$2,750	34	$1,482	50	$2,633	110
Real Estate - Construction	828	1	935	2	738	4	1,317	5
Real Estate - Commercial Mortgage	39,020	381	59,657	510	42,671	1,298	60,785	1,575
Real Estate - Residential	22,180	284	20,992	217	21,610	800	21,353	637
Real Estate - Home Equity	2,680	18	4,050	19	2,906	52	4,056	54
Consumer	293	2	472	3	314	7	529	7
Total	$66,434	701	$88,856	785	$69,721	2,211	$90,673	2,388

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

The following table presents the risk category of loans by segment.

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Criticized Loans
September 30, 2014
Special Mention	$4,225	$43,372	$179	$47,776
Substandard	3,994	84,526	910	89,430
Doubtful	420	—	—	420
Total Criticized Loans	$8,639	$127,898	$1,089	$137,626

December 31, 2013
Special Mention	$3,656	$45,870	$115	$49,641
Substandard	4,243	108,990	1,496	114,729
Doubtful	—	900	—	900
Total Criticized Loans	$7,899	$155,760	$1,611	$165,270

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

The following table presents loans classified as TDRs.

	September 30, 2014		December 31, 2013
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$783	$—	$1,511	$—
Real Estate – Construction	—	—	156	—
Real Estate – Commercial Mortgage	24,916	4,645	24,735	10,308
Real Estate – Residential	15,756	1,556	16,441	458
Real Estate – Home Equity	1,856	181	1,576	241
Consumer	267	—	345	—
Total TDRs	$43,578	$6,382	$44,764	$11,007
17

Loans classified as TDRs during the periods indicated are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014			2014
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	1	$51	$54
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	1	303	1,125	3	947	1,769
Real Estate - Residential	2	201	182	8	1,308	1,390
Real Estate - Home Equity	5	453	438	8	701	686
Consumer	—	—	—	1	34	33
Total TDRs	8	$957	$1,745	21	$3,041	$3,932

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013			2013
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	4	$294	$337
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	3	4,264	4,250	12	9,385	9,403
Real Estate - Residential	6	581	642	16	1,757	1,856
Real Estate - Home Equity	2	85	85	8	429	427
Consumer	—	—	—	6	112	93
Total TDRs	11	$4,930	$4,977	46	$11,977	$12,116

Loans modified as TDRs within the previous 12 months that have subsequently defaulted during the periods indicated are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014		2014
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment(1)	Number of Contracts	Post-Modified Recorded Investment(1)
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	—	—	—	—
Real Estate - Residential	3	334	4	451
Real Estate - Home Equity	—	—	1	153
Consumer	—	—	—	—
Total TDRs	3	$334	5	$604

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013		2013
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment(1)	Number of Contracts	Post-Modified Recorded Investment(1)
Commercial, Financial and Agricultural	—	$—	1	$83
Real Estate - Construction	—	—	—	366
Real Estate - Commercial Mortgage	1	304	2	728
Real Estate - Residential	5	445	7	50
Real Estate - Home Equity	1	50	1	—
Consumer	—	—	—	—
Total TDRs	7	$799	11	$1,227

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014		2014
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	2	$158	8	$1,736
Interest rate adjustment	—	—	1	156
Extended amortization and interest rate adjustment	2	231	5	488
Other	4	1,356	7	1,552
Total TDRs	8	$1,745	21	$3,932

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013		2013
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	4	$2,633	13	$3,924
Interest rate adjustment	1	97	8	883
Extended amortization and interest rate adjustment	4	473	16	5,263
Principal Moratorium	1	1,700	1	1,700
Other	1	74	8	346
Total TDRs	11	$4,977	46	$12,116

(1)   Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $84.8 million at September 30, 2014 and December 31, 2013, respectively.  Intangible assets were as follows:

	September 30, 2014		December 31, 2013
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,176	$47,176	$47,176
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,867	1,867	1,835
Total Intangible Assets	$133,854	$49,043	$133,854	$49,011

Goodwill:  As of September 30, 2014 and December 31, 2013, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

As of September 30, 2014, the Company’s net book value, including goodwill, exceeded its market capitalization, and as such, the Company evaluated goodwill impairment. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit was less than its estimated fair value; therefore, no impairment was recorded. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

NOTE 5 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Beginning Balance	$42,579	$55,087	$48,071	$53,426
Additions	2,854	3,697	12,121	21,030
Valuation Write-downs	(664)	(604)	(2,216)	(2,808)
Sales	(2,693)	(5,162)	(15,900)	(18,531)
Other	(350)	—	(350)	(99)
Ending Balance	$41,726	$53,018	$41,726	$53,018

Net expenses applicable to other real estate owned include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Gains from the Sale of Properties	$(107)	$(280)	$(441)	$(458)
Losses from the Sale of Properties	483	402	1,648	1,691
Rental Income from Properties	(81)	(39)	(356)	(167)
Property Carrying Costs	824	1,181	2,391	3,107
Valuation Adjustments	664	604	2,216	2,808
Total	$1,783	$1,868	$5,458	$6,981
20

NOTE 6 - DEPOSITS

The composition of the Company’s interest bearing deposits were as follows:

(Dollars in Thousands)	September 30, 2014	December 31, 2013
NOW Accounts	$665,493	$794,746
Money Market Accounts	270,131	268,449
Savings Deposits	231,301	211,668
Other Time Deposits	199,037	219,922
Total Interest Bearing Deposits	$1,365,962	$1,494,785

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Service Cost	$1,500	$1,750	$4,500	$5,250
Interest Cost	1,400	1,392	4,200	4,175
Expected Return on Plan Assets	(1,875)	(1,843)	(5,625)	(5,529)
Prior Service Cost Amortization	75	79	225	237
Net Loss Amortization	325	1,079	975	3,237
Net Periodic Cost	$1,425	$2,457	$4,275	$7,370

Discount Rate	5.00%	4.25%	5.00%	4.25%
Long-Term Rate of Return on Assets	7.50%	8.00%	7.50%	8.00%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Interest Cost	$28	$35	$84	$105
Prior Service Cost Amortization	40	47	120	141
Net Gain Amortization	(183)	(59)	(549)	(177)
Net Periodic (Benefit) Cost	$(115)	$23	$(349)	$69

Discount Rate	5.00%	4.25%	5.00%	4.25%

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

	September 30, 2014			December 31, 2013
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$30,106	$289,703	$319,809	$36,927	$234,342	$271,269
Standby Letters of Credit	8,729	—	8,729	10,979	—	10,979
Total	$38,835	$289,703	$328,538	$47,906	$234,342	$282,248

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Indemnification Obligation. The Company is a member of the Visa U.S.A. network. Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International. In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering. Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company. During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain. Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares. Fixed quarterly charges under the swap contract are reflected in earnings until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. In December 2013, a settlement agreement was approved by the court in resolution of the aforementioned Covered Litigation matter. Visa’s share of the settlement is to be paid from the litigation reserve account which was further funded during the third quarter of 2014. Accordingly, a liability in the amount of $161,000 was accrued as payment to the counterparty for the change in the Class B share conversion ratio.

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

Fair Value Swap. The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares. The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.

A summary of fair values for assets and liabilities consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2014
ASSETS:
Securities Available for Sale:
U.S. Treasury	$165,057	$—	$—	$165,057
U.S. Government Agency	—	94,994	—	94,994
States and Political Subdivisions	—	51,140	—	51,140
Mortgage-Backed Securities	—	2,361	—	2,361
Equity Securities	—	8,745	—	8,745
LIABILITIES:
Fair Value Swap	—	—	161	161

December 31, 2013
ASSETS:
Securities Available for Sale:
U.S. Treasury	$71,833	$—	$—	$71,833
U.S. Government Agency	—	75,146	—	75,146
State and Political Subdivisions	—	91,753	—	91,753
Mortgage-Backed Securities	—	2,795	—	2,795
Equity Securities	—	9,893	—	9,893

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $22.0 million with a valuation allowance of $3.2 million at September 30, 2014 and $31.5 million and $3.1 million, respectively, at December 31, 2013.

Loans Held for Sale. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first nine months of 2014, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

Securities Held to Maturity. Securities held to maturity are valued in accordance with the methodology previously noted in the caption “Assets and Liabilities Measured at Fair Value on a Recurring Basis – Securities Available for Sale”.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	September 30, 2014
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$50,049	$50,049	$—	$—
Short-Term Investments	253,974	253,974	—	—
Investment Securities, Available for Sale	322,297	165,057	157,240	—
Investment Securities, Held to Maturity	173,188	76,280	96,437	—
Loans Held for Sale	8,700	—	8,700	—
Loans, Net of Allowance for Loan Losses	1,395,282	—	—	1,326,357

LIABILITIES:
Deposits	$2,033,578	$—	$2,033,271	$—
Short-Term Borrowings	42,586	—	41,998	—
Subordinated Notes Payable	62,887	—	62,890	—
Long-Term Borrowings	32,305	—	33,495	—

	December 31, 2013
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,209	$55,209	$—	$—
Short-Term Investments	474,719	474,719	—	—
Investment Securities, Available for Sale	251,420	71,833	179,587	—
Investment Securities, Held to Maturity	148,211	43,579	103,382	—
Loans Held for Sale	11,065	—	11,065	—
Loans, Net of Allowance for Loan Losses	1,365,509	—	—	1,265,827

LIABILITIES:
Deposits	$2,136,248	$—	$2,136,737	$—
Short-Term Borrowings	51,321	—	50,754	—
Subordinated Notes Payable	62,887	—	62,886	—
Long-Term Borrowings	38,043	—	39,450	—

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

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended September 30, 2014
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(173)	$61	$(112)
Amortization of losses on securities transferred from available for sale to held to maturity	17	(7)	10
Total Other Comprehensive Loss	$(156)	$54	$(102)

Nine Months Ended September 30, 2014
Investment Securities:
Change in net unrealized gain/ loss on securities available for sale	$78	$(36)	$42
Amortization of losses on securities transferred from available for sale to held to maturity	53	(20)	33
Total Other Comprehensive Income	$131	$(56)	$75

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended September 30, 2013
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$459	$(177)	$282
Unrealized losses on securities transferred from available for sale to held to maturity	(523)	202	(321)
Amortization of losses on securities transferred from available for sale to held to maturity	7	(3)	4
Reclassification adjustment for impairment loss realized in net income	210	(158)	52
Total Other Comprehensive Income	$153	$136	$17

Nine Months Ended September 30, 2013
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,149)	$445	$(704)
Unrealized losses on securities transferred from available for sale to held to maturity	(523)	202	(321)
Amortization of losses on securities transferred from available for sale to held to maturity	7	(3)	4
Reclassification adjustment for impairment loss realized in net income	410	(158)	252
Total Other Comprehensive Loss	$(1,255)	$486	$(769)

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(132)	$(8,408)	$(8,540)
Other comprehensive income during the period	75	—	75
Balance as of September 30, 2014	$(57)	$(8,408)	$(8,465)

Balance as of January 1, 2013	$573	$(30,132)	$(29,559)
Other comprehensive loss during the period	(769)	—	(769)
Balance as of September 30, 2013	$(196)	$(30,132)	$(30,328)

NOTE 11 – ACCOUNTING STANDARDS UPDATES

ASU 2014-01 “Investments – Equity Method and Joint Ventures (Topic 323) – Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 provides guidance related to the accounting for investments in qualified affordable housing projects. The guidance allows the holder of low income housing tax credit investments to apply a proportional amortization method that would recognize the cost of the investment as a part of income tax expense, provided that the investment meets certain criteria. The guidance is silent regarding statement of financial position classification, although it would not be appropriate to classify the investment as a deferred tax asset. The decision to apply the proportional amortization method is an accounting policy election. Entities may also elect to continue to account for these investments using the equity method. The guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The Company does not believe this pronouncement will have a significant impact on its financial statements.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2017. The Company is still evaluating the potential impact on its financial statements.

ASU 2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Topic 310-40) – Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover that claim, (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The Company does not believe that this pronouncement will have a significant impact on its financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2014 compares with prior periods. Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014			2013				2012
(Dollars in Thousands, Except Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$19,766	$19,348	$19,236	$20,076	$20,250	$20,698	$21,128	$21,787
Interest Expense	868	910	950	1,080	1,050	1,103	1,183	1,232
Net Interest Income	18,898	18,438	18,286	18,996	19,200	19,595	19,945	20,555
Provision for Loan Losses	424	499	359	397	555	1,450	1,070	2,766
Net Interest Income After Provision for Loan Losses	18,474	17,939	17,927	18,599	18,645	18,145	18,875	17,789
Noninterest Income	13,351	13,347	12,785	13,825	14,026	13,731	13,528	13,915
Noninterest Expense	28,607	29,076	28,366	29,647	30,153	30,464	31,140	29,265
Income Before Income Taxes	3,218	2,210	2,346	2,777	2,518	1,412	1,263	2,439
Income Tax Expense (Benefit)	1,103	737	(1,405)	5	927	569	424	564
Net Income	$2,115	$1,473	$3,751	$2,772	$1,591	$843	$839	$1,875
Net Interest Income (FTE)	$19,020	$18,567	$18,424	$19,141	$19,355	$19,744	$20,079	$20,697

Per Common Share:
Net Income Basic	$0.12	$0.08	$0.22	$0.16	$0.09	$0.05	$0.05	$0.11
Net Income Diluted	0.12	0.08	0.22	0.16	0.09	0.05	0.05	0.11
Dividends Declared	0.02	0.02	0.02	0.00	0.00	0.00	0.00	0.00
Diluted Book Value	16.18	16.08	16.02	15.85	14.44	14.36	14.35	14.31
Market Price:
High	14.98	14.71	14.59	12.69	13.08	12.64	12.54	11.91
Low	13.26	12.60	11.56	11.33	11.06	10.12	10.95	9.04
Close	13.54	14.53	13.28	11.77	11.78	11.53	12.35	11.37

Selected Average Balances:
Loans, Net	$1,421,327	$1,411,988	$1,395,506	$1,414,909	$1,436,039	$1,456,904	$1,496,432	$1,518,280
Earning Assets	2,209,429	2,260,885	2,268,320	2,206,286	2,201,390	2,206,694	2,240,889	2,178,946
Total Assets	2,530,571	2,578,993	2,598,307	2,553,653	2,558,395	2,564,528	2,598,680	2,534,011
Deposits	2,062,881	2,109,563	2,124,960	2,050,870	2,059,498	2,067,647	2,102,967	2,051,099
Shareowners’ Equity	284,130	282,346	279,729	253,999	251,617	250,485	249,557	253,017
Common Equivalent Average Shares:
Basic	17,440	17,427	17,399	17,341	17,336	17,319	17,302	17,229
Diluted	17,519	17,488	17,439	17,423	17,396	17,355	17,309	17,256

Performance Ratios:
Return on Average Assets	0.33%	0.23%	0.59%	0.43%	0.25%	0.13%	0.13%	0.29%
Return on Average Equity	2.95	2.09	5.44	4.33	2.51	1.35	1.36	2.95
Net Interest Margin (FTE)	3.42	3.29	3.29	3.45	3.49	3.59	3.64	3.78
Noninterest Income as % of Operating Revenue	41.78	42.31	42.05	43.85	42.82	41.68	40.62	40.81
Efficiency Ratio	88.44	91.15	91.02	90.22	90.42	91.07	92.67	84.68

Asset Quality:
Allowance for Loan Losses	$19,093	$20,543	$22,110	$23,095	$25,010	$27,294	$27,803	$29,167
Allowance for Loan Losses to Loans	1.34%	1.45%	1.57%	1.65%	1.75%	1.89%	1.90%	1.93%
Nonperforming Assets (“NPAs”)	65,208	68,249	78,594	85,035	94,700	96,653	103,869	117,648
NPAs to Total Assets	2.61	2.66	2.98	3.26	3.77	3.77	3.99	4.47
NPAs to Loans + OREO	4.45	4.67	5.42	5.87	6.38	6.44	6.81	7.47
Allowance to Non-Performing Loans	81.31	80.03	63.98	62.48	60.00	65.66	61.17	45.42
Net Charge-Offs to Average Loans	0.52	0.59	0.39	0.65	0.78	0.54	0.66	1.00

Capital Ratios:
Tier 1 Capital Ratio	16.88%	16.85%	16.85%	16.56%	15.60%	15.36%	14.95%	14.35%
Total Risk-Based Capital Ratio	18.08	18.10	18.22	17.94	16.97	16.73	16.32	15.72
Tangible Capital Ratio	8.22	7.93	7.66	7.58	6.84	6.64	6.49	6.35
Leverage Ratio	10.97	10.70	10.47	10.46	10.16	10.07	9.81	9.90

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

▪	Net income of $2.1 million, or $0.12 per diluted share, for the third quarter of 2014 compared to net income of $1.5 million, or $0.08 per diluted share, in the second quarter of 2014, and net income of $1.6 million, or $0.09 per diluted share for the third quarter of 2013. For the nine month period ended September 30, 2014, we realized net income of $7.3 million, or $0.42 per diluted share, compared to net income of $3.3 million, or $0.19 per diluted share, for the comparable period of 2013. Year to date earnings reflect a tax benefit of $2.2 million, or $0.13 per share related to an adjustment to our reserve for uncertain tax positions in the first quarter of 2014.

▪	Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $2.2 million, $2.8 million, and $2.4 million for the quarters ended September 30, 2014, June 30, 2014, and September 30, 2013, respectively. Total credit costs for the nine month period of 2014 were $6.7 million compared to $10.0 million for the same period of 2013. Slower problem loan migration, lower loan losses and improved credit metrics have resulted in a lower loan loss provision. Continued progress in disposing of OREO properties and firming of property values has favorably impacted our level of OREO costs.

▪	Tax equivalent net interest income for the third quarter of 2014 was $19.0 million compared to $18.6 million for the second quarter of 2014 and $19.4 million for the third quarter of 2013. For the first nine months of 2014, tax equivalent net interest income totaled $56.0 million compared to $59.1 million in 2013. The increase compared to the second quarter of 2014 was driven by one additional calendar day, a positive shift in earning asset mix due to growth in the investment and loan portfolios and a slight reduction in interest expense. Compared to both prior year periods, the decrease reflects lower loan income primarily attributable to declining loan balances and unfavorable asset repricing that was partially offset by a reduction in interest expense and a lower level of foregone interest on loans.

▪	Noninterest income for the third quarter of 2014 totaled $13.4 million, comparable to the second quarter of 2014, and a decrease of $0.7 million, or 4.8%, from the third quarter of 2013. Compared to the second quarter of 2014, higher wealth management fees and mortgage banking fees were offset by lower bank card fees, data processing fees, and other income. Compared to the third quarter of 2013, the decrease was driven by lower deposit fees, data processing fees, and wealth management fees. For the first nine months of 2014, noninterest income totaled $39.5 million, a $1.8 million, or 4.4%, decrease from the same period of 2013 reflective of lower deposit fees, mortgage banking fees, wealth management fees, and data processing fees, partially offset by higher bank card fees and other income.

▪	Noninterest expense for the third quarter of 2014 totaled $28.6 million, a decrease of $0.5 million, or 1.6%, from the second quarter of 2014 and $1.5 million, or 5.1%, from the third quarter of 2013. The decrease from the second quarter of 2014 primarily reflects lower OREO expense and legal fees. Compared to the third quarter of 2013, the decrease was primarily driven by lower compensation expense (primarily pension), insurance fees (primarily FDIC), and professional fees. For the first nine months of 2014, noninterest expense totaled $86.0 million, a decrease of $5.7 million, or 6.2%, from the same period of 2013 primarily attributable to lower compensation expense (primarily pension), OREO expense, and insurance fees (primarily FDIC).

Financial Condition

▪	Average earning assets were $2.209 billion for the third quarter of 2014, a decrease of $51.5 million, or 2.3%, from the second quarter of 2014 and an increase of $3.1 million, or 0.1%, over the fourth quarter of 2013. The change in earning assets from the second quarter of 2014 reflects a lower level of overnight funds attributable to declining balances in both public fund deposits and repurchase agreements. The increase compared to the fourth quarter of 2013 reflects a higher level of investments and loans, which was funded through a reduction in overnight funds and growth in core deposits.

▪	Average gross loans increased by $9.3 million, or 0.7%, over the second quarter of 2014, which represents the second consecutive quarter-over-quarter increase in average loans. Average loans have increased by $6.4 million when compared to the fourth quarter of 2013. The improvement in loans when compared to both periods was attributable primarily in the consumer and commercial portfolios, while the commercial real estate portfolio continued to decline.

▪	Nonperforming assets totaled $65.2 million at the end of the third quarter of 2014, a decrease of $3.0 million from the second quarter of 2014 and $19.8 million from the fourth quarter of 2013. Nonperforming assets represented 2.61% of total assets at September 30, 2014 compared to 2.66% at June 30, 2014 and 3.26% at December 31, 2013.

▪	As of September 30, 2014, we are well-capitalized with a total risk-based capital ratio of 18.08% and a tangible common equity ratio of 8.22% compared to 18.10% and 7.93%, respectively, at June 30, 2014, and 17.94% and 7.58%, respectively, at December 31, 2013.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2014, we realized net income of $2.1 million, or $0.12 per diluted share, compared to net income of $1.5 million, or $0.08 per diluted share for the second quarter of 2014, and $1.6 million, or $0.09 per diluted share, for the third quarter of 2013. For the first nine months of 2014, we realized net income of $7.3 million, or $0.42 per diluted share, compared to net income of $3.3 million, or $0.19 per diluted share for the same period of 2013.

Compared to the second quarter of 2014, performance reflects higher net interest income of $0.4 million, lower noninterest expense of $0.5 million, and a lower loan loss provision of $0.1 million, partially offset by higher income tax expense of $0.4 million.

Compared to the third quarter of 2013, the increase in earnings was due to lower noninterest expense of $1.5 million and loan loss provision of $0.2 million, partially offset by lower net interest income of $0.3 million, a decline in noninterest income of $0.7 million, and higher income tax expense of $0.2 million.

The increase in earnings for the first nine months of 2014 versus the comparable period of 2013 was attributable to lower noninterest expense of $5.7 million, a lower loan loss provision of $1.8 million, and lower income taxes of $1.4 million, partially offset by lower net interest income of $3.1 million and noninterest income of $1.8 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2014	June 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Interest Income	$19,766	$19,348	$20,250	$58,350	$62,076
Taxable Equivalent Adjustments	122	129	155	389	438
Total Interest Income (FTE)	19,888	19,477	20,405	58,739	62,514
Interest Expense	868	910	1,050	2,728	3,336
Net Interest Income (FTE)	19,020	18,567	19,355	56,011	59,178
Provision for Loan Losses	424	499	555	1,282	3,075
Taxable Equivalent Adjustments	122	129	155	389	438
Net Interest Income After provision for Loan Losses	18,474	17,939	18,645	54,340	55,665
Noninterest Income	13,351	13,347	14,026	39,483	41,284
Noninterest Expense	28,607	29,076	30,153	86,049	91,756
Income Before Income Taxes	3,218	2,210	2,518	7,774	5,193
Income Tax Expense	1,103	737	927	435	1,920
Net Income	$2,115	$1,473	$1,591	$7,339	$3,273

Basic Net Income Per Share	$0.12	$0.08	$0.09	$0.42	$0.19
Diluted Net Income Per Share	$0.12	$0.08	$0.09	$0.42	$0.19

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

Tax equivalent net interest income for the third quarter of 2014 was $19.0 million compared to $18.6 million for the second quarter of 2014 and $19.4 million for the third quarter of 2013.  For the nine months ended September 30, 2014, tax equivalent net interest income totaled $56.0 million compared to $59.1 million for the same period of 2013. The increase in tax equivalent net interest income compared to the second quarter of 2014 reflects one additional calendar day, a positive shift in earning asset mix due to growth in the investment and loan portfolios and a slight reduction in interest expense, partially offset by unfavorable asset repricing. The lower net interest income when compared to the third quarter of 2013 reflects a reduction in loan income primarily attributable to unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.

We experienced higher net interest income for the quarter but pressure still remains on net interest income primarily as a result of the low rate environment.  The low rate environment continues to negatively impact the loan portfolio and, going forward, will have minimal to no impact on deposits. Increased lending competition in all markets has also unfavorably impacted the pricing for loans.

The net interest margin for the third quarter of 2014 at 3.42% represents an increase of 13 basis points from the second quarter of 2014 and represented a decline of 7 basis points from the third quarter of 2013.  Growth in our investment and loan portfolios helped to improve our margin from the second to third quarter, while the decrease in the margin from the comparable prior year period was attributable to unfavorable asset repricing, partially offset by a lower average cost of funds.

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

Provision for Loan Losses

The provision for loan losses for the third quarter of 2014 was $0.4 million compared to $0.5 million for the second quarter of 2014 and $0.6 million for the third quarter of 2013. For the first nine months of 2014, the loan loss provision totaled $1.3 million compared to $3.1 million for the same period of 2013. The lower level of provision reflects continued favorable problem loan migration and improvement in key credit metrics. Net charge-offs for the third quarter of 2014 totaled $1.9 million, or 0.52% (annualized), of average loans compared to $2.1 million, or 0.59% (annualized), for the second quarter of 2014 and $2.8 million, or 0.78% (annualized), for the third quarter of 2013. For the first nine months of 2014, net charge-offs totaled $5.3 million, or 0.50% (annualized), of average loans compared to $7.2 million, or 0.66%, for the same period of 2013.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2014	June 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
CHARGE-OFFS
Commercial, Financial and Agricultural	$86	$86	$138	$183	$411
Real Estate - Construction	—	—	278	—	998
Real Estate - Commercial Mortgage	1,208	1,029	882	2,831	2,975
Real Estate - Residential	212	695	1,178	1,638	2,914
Real Estate - Home Equity	621	375	362	1,399	797
Consumer	386	421	674	1,212	1,321
Total Charge-offs	2,513	2,606	3,512	7,263	9,416

RECOVERIES
Commercial, Financial and Agricultural	28	45	87	148	176
Real Estate - Construction	2	1	1	7	1
Real Estate - Commercial Mortgage	213	152	167	392	349
Real Estate - Residential	93	52	167	540	659
Real Estate - Home Equity	37	65	13	113	255
Consumer	266	225	238	779	744
Total Recoveries	639	540	673	1,979	2,184

Net Charge-offs	$1,874	$2,066	$2,839	$5,284	$7,232

Net Charge-offs (Annualized) as a percent	0.52%	0.59%	0.78%	0.50%	0.66%
of Average Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the third quarter of 2014 totaled $13.4 million, comparable to the second quarter of 2014 and a decrease of $0.7 million, or 4.8%, from the third quarter of 2013. Compared to the second quarter of 2014, higher wealth management fees of $0.2 million and mortgage banking fees of $0.2 million were offset by lower bank card fees of $0.1 million, data processing fees of $0.1 million, and other income of $0.2 million. Compared to the third quarter of 2013, the decrease was driven by a $0.3 million reduction in deposit fees, a $0.3 million decline in data processing fees, and lower wealth management fees of $0.1 million. For the first nine months of 2014, noninterest income totaled $39.5 million, a $1.8 million, or 4.4%, decrease from the same period of 2013 reflective of lower deposit fees of $0.6 million, mortgage banking fees of $0.6 million, wealth management fees of $0.1 million, and data processing fees of $0.7 million, partially offset by higher bank card fees of $0.1 million and other income of $0.1 million.

Noninterest income represented 41.8% of operating revenues (net interest income plus noninterest income) in the third quarter of 2014 compared to 42.3% in the second quarter of 2014 and 42.8% in the third quarter of 2013. For the first nine months of 2014, noninterest income represented 42.0% of operating revenues compared to 41.7% for the same period of 2013.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2014	June 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Deposit Fees	$6,211	$6,213	$6,474	$18,293	$18,856
Bank Card Fees	2,707	2,820	2,715	8,234	8,130
Wealth Management Fees	2,050	1,852	2,130	5,820	5,946
Mortgage Banking Fees	911	738	869	2,274	2,880
Data Processing Fees	336	388	662	1,265	1,985
Other	1,136	1,336	1,176	3,597	3,487

Total Noninterest Income	$13,351	$13,347	$14,026	$39,483	$41,284

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees for the third quarter of 2014 totaled $6.2 million, comparable to the second quarter of 2014 and a decrease of $0.3 million, or 4.1%, from the third quarter of 2013. For the first nine months of 2014, deposit fees totaled $18.3 million, a decrease of $0.6 million, or 3.0%, from the comparable period of 2013. Compared to the second quarter of 2014, higher overdraft fees were offset by higher losses on charged off checking accounts. The decreases from the three and nine-month periods of 2013 were attributable to a lower level of overdraft fees generally reflective of improved financial management by our clients. A higher level of losses on charged off checking accounts also contributed to the decrease for the three month period, but to a lesser extent.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) totaled $2.7 million for the third quarter of 2014, a decrease of $0.1 million, or 4.0%, from the second quarter of 2014 and comparable to the third quarter of 2013. For the first nine months of 2014, bank card fees totaled $8.2 million, which represented an increase of $0.1 million, or 1.3%, over the same period of 2013. Lower card spending drove the decrease from the second quarter of 2014 while higher card spending drove the increase over the nine month period of 2013.

Wealth Management Fees. Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $2.1 million for the third quarter of 2014, up $0.2 million, or 10.7%, over the second quarter of 2014 and down $0.08 million, or 3.8%, from the third quarter of 2013. For the first nine months of 2014, wealth management fees totaled $5.8 million, a decrease of $0.1 million, or 2.1%, from the same period of 2013. Compared to the second quarter of 2014, higher retail brokerage fees drove the increase and reflect an increase in new account openings as well as higher client trading activity. The decreases from both the three and nine month periods of 2013 were due to lower retail brokerage fees reflective of lower account activity of our clients. At September 30, 2014, total assets under management were approximately $1.254 billion compared to $1.259 billion at December 31, 2013 and $1.122 billion at September 30, 2013.

Mortgage Banking Fees. Mortgage banking fees totaled $0.9 million for the third quarter of 2014, an increase of $0.2 million, or 23.4%, over the second quarter of 2014 and $0.04 million, or 4.8%, over the third quarter of 2013. For the first nine months of 2014, fees totaled $2.3 million, a decrease of $0.6 million, or 21.0%, from the same period of 2013. Compared to the second quarter of 2014, the increase was primarily attributable to a higher margin realized on sold loans. The slight decline from the third quarter of 2013 reflects a lower level of refinancing offset by a higher margin realized on sold loans. A lower level of refinancing activity drove the reduction for the nine month period.

Data Processing Fees. Data processing fees decreased by $0.05 million, or 13.4%, from the second quarter of 2014 and $0.3 million, or 49.2%, from the third quarter of 2013. For the first nine months of 2014, fees declined by $0.7 million, or 36.3%, compared to same period of 2013. The decrease from all prior periods was attributable to lower fees from a government processing contract for which processing activity has gradually declined over the past year due to the client’s phased migration to a new processor which was finalized in the second quarter of 2014.

Other. Other income totaled $1.1 million for the third quarter of 2014, a decrease of $0.2 million, or 15.0%, from the second quarter of 2014 and $0.04 million, or 3.4%, from the third quarter of 2013. For the first nine months of 2014, other income increased $0.1 million, or 3.2%, compared to the same period of 2013. The decrease from the second quarter of 2014 and the increase from the nine month period of 2013 was primarily attributable to a miscellaneous recovery realized in the second quarter of 2014.

Noninterest Expense

Noninterest expense for the third quarter of 2014 totaled $28.6 million, an decrease of $0.5 million, or 1.6%, from the second quarter of 2014 reflective of lower OREO expense of $0.5 and other expense (excluding OREO expenses) of $0.2 million, partially offset by a higher compensation expense of $0.2 million. Compared to the third quarter of 2013, noninterest expense decreased by $1.5 million, or 5.1%, attributable to lower compensation expense of $0.8 million, other expense (excluding OREO expenses) of $0.8 million, and OREO expense of $0.1 million, partially offset by higher occupancy expense of $0.2 million. For the first nine months of 2014, noninterest expense totaled $86.0 million, a decrease of $5.7 million, or 6.2%, from the same period of 2013 attributable to lower compensation expense of $3.2 million, OREO expense of $1.5 million, other expense (excluding OREO expenses) of $1.3 million, and intangible expense of $0.1 million, partially offset by higher occupancy expense of $0.4 million. Expense management is an important part of our culture and strategic focus, and we continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2014	June 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Salaries	$12,104	$11,955	$12,138	$36,590	$36,483
Associate Benefits	3,274	3,251	4,020	9,775	13,061
Total Compensation	15,378	15,206	16,158	46,365	49,544

Premises	2,525	2,109	2,298	6,767	6,712
Equipment	2,050	2,396	2,105	6,611	6,270
Total Occupancy	4,575	4,505	4,403	13,378	12,982

Legal Fees	766	1,037	877	2,584	2,796
Professional Fees	847	963	1,146	2,876	3,329
Processing Services	1,512	1,482	1,465	4,467	3,898
Advertising	478	371	497	1,167	1,312
Travel and Entertainment	228	270	249	670	655
Printing and Supplies	216	223	255	712	762
Telephone	474	467	466	1,421	1,423
Postage	274	307	355	886	995
Insurance – Other	738	731	1,027	2,200	3,107
Intangible Amortization	—	—	46	32	162
Other Real Estate	1,783	2,276	1,868	5,458	6,981
Miscellaneous	1,338	1,238	1,341	3,833	3,810
Total Other	8,654	9,365	9,592	26,306	29,230

Total Noninterest Expense	$28,607	$29,076	$30,153	$86,049	$91,756

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $15.4 million for the third quarter of 2014, an increase of $0.2 million, or 1.1%, over the second quarter of 2014 primarily due to higher salary expense reflective of associate merit raises effective late in the second quarter of 2014. Compared to the third quarter of 2013, total compensation expense decreased $0.8 million, or 4.8%, primarily attributable to lower associate benefit expense driven by lower pension costs. The decline was due to the utilization of a higher discount rate in 2014 for determining pension plan liabilities reflecting an increase in long-term bond interest rates. For the first nine months of 2014, compensation expense totaled $46.4 million, a decrease of $3.2 million, or 6.4%, from the same period of 2013 driven by a $3.3 million decrease in associate benefit expense, partially offset by higher salary expense of $0.1 million. The decrease in associate benefit expense reflects the aforementioned decrease in pension costs, and the increase in salary expense is attributable to higher performance compensation (cash incentives) and merit raises.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.6 million for the third quarter of 2014, an increase of $0.1 million, or 1.6%, over the second quarter of 2014 driven by higher utility expense reflective of an expected seasonal increase in usage and to a lesser extent slight rate increases in some markets. Compared to the third quarter of 2013, occupancy expense increased $0.2 million, or 3.9%, attributable to higher premises expense, primarily non-capitalized building maintenance costs, including electrical/HVAC upgrades, sign refurbishments, office space configurations, and one-time expenditures related to mold removal. For the first nine months of 2014, occupancy expense totaled $13.4 million, a $0.4 million, or 3.1%, increase over the same period of 2013 driven by higher equipment expense reflective of higher maintenance contract costs for security and technology upgrades.

Other. Other noninterest expense decreased $0.7 million, or 7.6%, from the second quarter of 2014 and $0.9 million, or 9.8%, from the third quarter of 2013. The decrease compared to the second quarter of 2014 was driven by lower OREO expense of $0.5 million and legal fees of $0.3 million. The decline in OREO expense was attributable to a $0.3 million reduction in net losses from the sale of properties and a $0.2 million decrease in property valuation adjustments. A lower level of legal support needed for problem loan resolutions drove the reduction in legal fees. Compared to the third quarter of 2013, the decrease was attributable to lower professional fees of $0.3 million, insurance fees of $0.3 million, legal fees of $0.1 million, postage expense of $0.1 million and OREO expense of $0.1 million. Lower consulting and audit fees drove the reduction in professional fees. The decrease in insurance fees reflects a reduction in our FDIC premium. Lower legal support needed for problem loan resolutions drove the reduction in legal fees. The decrease in postage costs primarily reflects the migration of clients to e-statements. Lower property carrying costs was the primary reason for the reduction in OREO expense. For the first nine months of 2014, other expense declined $2.9 million, or 10.0%, from the same period of 2013, reflective of lower OREO expense of $1.5 million, insurance fees of $0.9 million, professional fees of $0.5 million, legal fees of $0.2 million, advertising of $0.1 million, and intangible amortization of $0.1 million, partially offset by higher processing fees of $0.6 million. Lower property carrying costs as well as a reduction in property valuation adjustments were the primary reasons for the reduction in OREO expense. A lower FDIC premium drove the decline in FDIC insurance fees. Lower consulting and audit fees drove the reduction in professional fees. Lower legal support needed for problem loan resolutions drove the reduction in legal fees. The decrease in advertising generally reflects a reduction in media advertising activity. The reduction in intangible amortization expense reflects the full amortization of our remaining intangible in the first quarter of 2014. The higher level of processing service fees reflected the outsourcing of our items processing system during the first quarter of 2013. While increasing the level of expense for processing services, our decision to outsource our items processing system enabled us to reduce expense in other areas such as compensation, printing/supplies, and postage.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 88.44% for the third quarter of 2014 compared to 91.15% for the second quarter of 2014 and 90.42% for the third quarter of 2013. For the first nine months of 2014, this ratio was 90.19% compared to 91.39% for the comparable period of 2013.

Income Taxes

We realized income tax expense of $1.1 million for the third quarter of 2014 compared to $0.7 million for the second quarter of 2014 and $0.9 million for the third quarter of 2013.  For the first nine months of 2014, we realized income tax expense of $0.4 million compared to income tax expense of $1.9 million for the same period of 2013. Income taxes for the nine-month period of 2014 was favorably impacted by a $2.2 million state tax benefit attributable to an adjustment in our reserve for uncertain tax positions associated with prior year matters.

FINANCIAL CONDITION

Average assets totaled approximately $2.531 billion for the third quarter of 2014, a decrease of $48.4 million, or 1.9%, from the second quarter of 2014, and a decrease of $23.1 million, or 0.9%, from the fourth quarter of 2013. Average earning assets were $2.209 billion for the third quarter of 2014, a decrease of $51.5 million, or 2.3%, from the second quarter of 2014 and an increase of $3.1 million, or 0.1%, over the fourth quarter of 2013.  The change in earning assets from the second quarter of 2014 reflects a lower level of overnight funds attributable to declining balances in both public fund deposits and repurchase agreements. The increase compared to the fourth quarter of 2013 reflects a higher level of investments and loans, which was funded through a reduction in overnight funds and growth in core deposits.

Investment Securities

In the third quarter of 2014, our average investment portfolio increased $30.3 million, or 6.9%, from the second quarter of 2014 and increased $90.8 million, or 23.9%, from the fourth quarter of 2013. As a percentage of average earning assets, the investment portfolio represented 21.3% in the third quarter of 2014, compared to 19.5% in the prior quarter and 17.2% in the fourth quarter of 2013. The increase in the average balance of the investment portfolio compared to prior periods was primarily attributable to increases in U.S. Treasury purchases, partially offset by declines in municipal securities. The supply of high quality municipal bonds with attractive spreads over U.S. Treasuries has been limited for most of the year. For the remainder of 2014, we will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and our overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). During the third quarter of 2014, securities were purchased under both HTM and AFS designations. As of September 30, 2014, $313.6 million, or 64.5%, of the investment portfolio was classified as AFS, with the remaining $172.7 million classified as HTM.

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

At September 30, 2014, the investment portfolio had a net pre-tax unrealized gain in the AFS portfolio of $0.4 million compared to unrealized gains of $0.5 million and $0.3 million at June 30, 2014 and December 31, 2013, respectively. At September 30, there were approximately 146 positions (combined AFS and HTM) with unrealized losses totaling approximately $1.0 million. Of the 146 positions, 113 were Ginnie Mae mortgage-backed securities, U.S. Treasuries, or Small Business Administration (“SBA”) securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of the 113 positions, there were 26 SBA positions in an unrealized loss position for longer than 12 months, and have an unrealized loss of $119,000. There were 24 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-”or better. Of these 24 positions, one was in an unrealized loss position for longer than 12 months, and had an unrealized loss of $5,000. The remaining nine securities are Federal Farm Credit or Federal Home Loan Bank agency bonds, none of which have been in an unrealized loss position for longer than 12 months. None of the positions with unrealized losses are considered impaired, and all positions are expected to mature at par or better.

The average maturity of the total investment portfolio at September 30, 2014 was 2.19 years compared to 2.16 years and 1.95 years at June 30, 2014 and December 31, 2013, respectively. The average life of the total portfolio in the third quarter of 2014 extended compared to both prior periods as U.S. Treasury securities with maturities up to three and one-half years were added during the quarter.

Loans

Average gross loans increased by $9.3 million, or 0.7%, over the second quarter of 2014, which represents the second straight quarter-over-quarter increases. Average loans have increased by $6.4 million when compared to the fourth quarter of 2013. The improvement in loans when compared to both periods was attributable primarily to the consumer-indirect auto and commercial portfolios, while the commercial real estate portfolio continued to decline.

The resolution of problem loans, which includes loan charge-offs and loans transferred to OREO, totaled $5.4 million for the third quarter of 2014, compared to $12.7 million from the second quarter of 2014, and $6.3 million from the fourth quarter. The problem loan resolutions are based on “as of” balances, not averages.

Without compromising our credit standards or taking on inordinate interest rate risk, we have modified several lending programs in our business, commercial real estate, and consumer portfolios to try to mitigate the significant impact that consumer and business deleveraging is having on our portfolio. These programs have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $65.2 million at the end of the third quarter of 2014, a decrease of $3.0 million from the second quarter of 2014 and $19.8 million from the fourth quarter of 2013. Nonaccrual loans totaled $23.5 million at the end of the third quarter of 2014, a decrease of $2.2 million from the second quarter of 2014 and $13.5 million from the fourth quarter of 2013. Nonaccrual loan additions totaled $4.8 million in the third quarter of 2014 and $16.7 million for the first nine months of 2014, which compares to $29.6 million for the same period of 2013. The balance of OREO totaled $41.7 million at the end of the third quarter of 2014, representing decreases of $0.9 million from the second quarter of 2014 and $6.4 million from the fourth quarter of 2013. For the third quarter of 2014, we added properties totaling $2.9 million, sold properties totaling $2.7 million, recorded valuation adjustments totaling $0.7 million, and realized miscellaneous adjustments of $0.4 million. For the first nine months of 2014, we have added properties totaling $12.1 million, sold properties totaling $15.9 million, recorded valuation adjustments totaling $2.2 million, and realized miscellaneous adjustments of $0.4 million. Nonperforming assets represented 2.61% of total assets at September 30, 2014 compared to 2.66% at June 30, 2014 and 3.26% at December 31, 2013.

(Dollars in Thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Nonaccruing Loans:
Commercial, Financial and Agricultural	$933	$187	$188
Real Estate - Construction	860	847	426
Real Estate - Commercial Mortgage	11,920	14,089	25,227
Real Estate - Residential	7,416	7,267	6,440
Real Estate - Home Equity	2,018	2,784	4,084
Consumer	335	496	599
Total Nonperforming Loans (“NPLs”)(1)	$23,482	$25,670	$36,964
Other Real Estate Owned	41,726	42,579	48,071
Total Nonperforming Assets (“NPAs”)	$65,208	$68,249	$85,035

Past Due Loans 30 – 89 Days	$4,726	$5,092	$7,746
Past Due Loans 90 Days or More (accruing)	62	—	—
Performing Troubled Debt Restructurings	$43,578	$45,440	$44,764
Nonperforming Loans/Loans	1.65%	1.81%	2.64%
Nonperforming Assets/Total Assets	2.61	2.66	3.26
Nonperforming Assets/Loans Plus OREO	4.45	4.67	5.87
Allowance/Nonperforming Loans	81.31%	80.03%	62.48%

(1)	Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
NPA Beginning Balance:	$68,249	$96,653	$85,035	$117,648
Change in Nonaccrual Loans:
Beginning Balance	25,670	41,566	36,964	64,222
Additions	4,814	11,046	16,667	29,527
Charge-Offs	(2,317)	(3,230)	(6,624)	(8,902)
Transferred to OREO	(2,822)	(3,342)	(11,139)	(19,906)
Paid Off/Payments	(672)	(2,807)	(5,721)	(9,782)
Restored to Accrual	(1,191)	(1,551)	(6,665)	(13,477)
Ending Balance	23,482	41,682	23,482	41,682

Change in OREO:
Beginning Balance	42,579	55,087	48,071	53,426
Additions	2,854	3,697	12,121	21,031
Valuation Write-downs	(664)	(604)	(2,216)	(2,808)
Sales	(2,693)	(5,162)	(15,900)	(18,531)
Other	(350)	—	(350)	(99)
Ending Balance	41,726	53,018	41,726	53,018

NPA Net Change	(3,041)	(1,953)	(19,827)	(22,948)
NPA Ending Balance	$65,208	$94,700	$65,208	$94,700

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
TDR Beginning Balance:	$51,218	$57,902	$55,770	$57,353
Additions	1,745	4,977	3,932	12,116
Charge-Offs	—	(50)	(151)	(50)
Paid Off/Payments	(868)	(746)	(2,168)	(2,639)
Removal Due to Change in TDR Status	(50)	(511)	(73)	(1,632)
Defaults	(2,085)	(2,232)	(7,350)	(5,808)
TDR Ending Balance	$49,960	$59,340	$49,960	$59,340

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that management believes to be sufficient to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. All related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged-off to the allowance when facts and circumstances of the individual loan confirm the loan is not fully collectible and the loss is reasonably quantifiable. The allowance for loan losses is based on management’s judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the loan portfolio’s overall credit quality. We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses was $19.1 million at September 30, 2014 compared to $20.5 million at June 30, 2014 and $23.1 million at December 31, 2013. The allowance for loan losses was 1.34% of outstanding loans and provided coverage of 81% of nonperforming loans at September 30, 2014 compared to 1.45% and 80%, respectively, at June 30, 2014 and 1.65% and 62%, respectively, at December 31, 2013. The reduction in the allowance from June 30, 2014 was attributable to a lower level of general reserves reflective of slower problem loan migration, lower loan loss experience, as well as continued improvement in credit metrics. The decrease in the allowance from December 31, 2013 was due to a lower level of both general and impaired loan reserves. The reduction in general reserves was due to the same aforementioned factors and the reduction in impaired loan reserves was attributable to a decrease in our impaired loan balance reflective of slower inflow and successful resolutions, as well as overall lower loss content. It is management’s opinion that the allowance at September 30, 2014 is adequate to absorb probable losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.063 billion for the third quarter of 2014, a decrease of $46.7 million, or 2.2%, from the second quarter of 2014 and an increase of $12.0 million, or 0.6%, over the fourth quarter of 2013.  The decrease in deposits when compared to the second quarter of 2014 resulted primarily from the reduction in the level of public funds and certificates of deposit. When compared to the fourth quarter of 2013, the increase was a result of higher noninterest-bearing demand and savings accounts, partially offset by lower certificates of deposit and NOW public funds.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
September 30, 2014	6.5%	7.3%	5.4%	-2.5%
June 30, 2014	9.4%	9.4%	6.5%	-1.9%

The Net Interest Income at Risk position was less favorable at the end of the third quarter of 2014, when compared to the prior quarter-end, for all rate scenarios. The unfavorable change from the prior quarter end reflects lower levels of repricing assets, primarily overnight funds, due to a decrease in deposits. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
September 30, 2014	0.3%	3.5%	3.9%	-5.4%
June 30, 2014	1.7%	4.5%	4.5%	-6.2%

As of September 30, 2014, the economic value of equity in all rate scenarios compared to the base case was less favorable than the prior quarter. This unfavorable variance is primarily attributable to the overall change in market interest rates during the third quarter of 2014. In both periods, in the up 300 bp scenario (relative to the up 200 and 100 bp scenarios), the level of improvement in the economic value of equity declined. This is attributable to the varied assumptions on the non-maturity deposits.  Based on historical data, interest rates on non-maturity deposits are increased in escalating increments in the rising rate scenarios, with the up 300 bp scenario being the most aggressive.  All measures of economic value of equity are within our prescribed policy limits.

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

As of September 30, 2014, we have the ability to generate $975.1 million in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with results reported to ALCO, our Market Risk Oversight Committee, and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and to sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 2.19 years, and as of September 30, 2014 had a net unrealized pre-tax gain of $0.4 million in the available-for-sale portfolio.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $317.6 million during the third quarter of 2014 compared to an average net overnight funds sold position of $408.7 million in the second quarter of 2014 and an average overnight funds sold position of $411.6 million in the fourth quarter of 2013. The lower balance when compared to the second quarter of 2014 and fourth quarter of 2013 primarily reflects higher loan and investment portfolios, and the lower level of public funds.

Capital expenditures are estimated to approximate $4.0 million over the next 12 months, which will consist primarily of office remodeling, office equipment/furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2014, advances from the FHLB consisted of $33.8 million in outstanding debt representing 33 notes. During the first nine months of 2014, the Bank made FHLB advance payments totaling approximately $8.2 million, which included paying off six advances totaling $5.9 million. No additional FHLB advances were obtained. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to our wholly-owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of 90-day LIBOR plus a margin of 1.90%. This note matures on December 31, 2034. The interest payment for the CCBG Capital Trust II borrowing is due quarterly and adjusts annually to a variable rate of 90-day LIBOR plus a margin of 1.80%. This note matures on June 15, 2035. The proceeds of these borrowings were used to partially fund acquisitions.

Capital

Equity capital was $283.3 million as of September 30, 2014, compared to $281.6 million as of June 30, 2014 and $276.4 million as of December 31, 2013. Our leverage ratio was 10.97%, 10.70%, and 10.46%, respectively, and our tangible capital ratio was 8.22%, 7.93%, and 7.58%, respectively, for the same periods. Our risk-adjusted capital ratio of 18.08% at September 30, 2014, significantly exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first nine months of 2014, shareowners’ equity increased $6.9 million, or 3.3%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $7.3 million, stock compensation accretion of $0.6 million, a $0.1 million net increase in the unrealized gain on investment securities, and net adjustments totaling $0.1 million related to transactions under our stock compensation plans. Shareowners’ equity was reduced by common stock dividends of $1.0 million and share repurchases totaling $0.2 million.

At September 30, 2014, our common stock had a book value of $16.18 per diluted share compared to $16.08 at June 30, 2014 and $15.85 at December 31, 2013. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At September 30, 2014, the net unrealized loss on investment securities available for sale was $57,000 and the amount of our unfunded pension liability was $8.4 million. The aforementioned net unrealized loss of $57,000 reflects a $218,000 gain on available for sale securities and $275,000 in unamortized loss related to the transfer of securities to HTM in the third quarter of 2013.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. For the three and nine months ended September 30, 2014, we have repurchased 19,600 shares of our outstanding common stock at an average price of $13.69 per share under the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2014, we had $319.8 million in commitments to extend credit and $8.7 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,421,327	$18,590	5.19%	$1,436,039	$19,345	5.34%	$1,409,701	$54,967	5.21%	$1,462,904	$59,361	5.43%
Taxable Securities(2)	386,970	921	0.88	232,094	568	0.95	341,462	2,440	0.84	224,379	1,739	0.99
Tax-Exempt Securities	83,579	173	0.79	121,119	223	0.73	97,530	580	0.77	102,496	596	0.77
Funds Sold	317,553	204	0.25	412,138	269	0.26	397,302	752	0.25	426,401	818	0.26
Total Earning Assets	2,209,429	19,888	3.57%	2,201,390	20,405	3.68%	2,245,995	58,739	3.50%	2,216,180	62,514	3.77%
Cash & Due From Banks	44,139			51,640			45,432			50,470
Allowance For Loan Losses	(20,493)			(27,636)			(21,976)			(29,028)
Other Assets	297,496			333,001			299,591			336,098
TOTAL ASSETS	$2,530,571			$2,558,395			$2,569,042			$2,573,720

Liabilities:
NOW Accounts	$680,154	$66	0.04%	$676,855	$107	0.06%	$724,700	$261	0.05%	$726,915	$388	0.07%
Money Market Accounts	270,133	46	0.07	284,920	53	0.07	274,908	144	0.07	285,809	161	0.08
Savings Accounts	228,741	29	0.05	207,631	26	0.05	225,212	83	0.05	201,203	74	0.05
Other Time Deposits	202,802	114	0.22	231,490	149	0.26	209,171	368	0.24	233,663	494	0.28
Total Interest Bearing Deposits	1,381,830	255	0.07	1,400,896	335	0.09	1,433,991	856	0.08	1,447,590	1,117	0.10
Short-Term Borrowings	40,782	17	0.17	49,919	46	0.37	43,846	54	0.17	52,505	189	0.48
Subordinated Note Payable	62,887	333	2.07	62,887	339	2.11	62,887	995	2.09	62,887	1,020	2.14
Other Long-Term Borrowings	32,792	263	3.20	40,832	330	3.21	34,473	823	3.19	41,550	1,010	3.25
Total Interest Bearing Liabilities	1,518,291	868	0.23%	1,554,534	1,050	0.27%	1,575,197	2,728	0.23%	1,604,532	3,336	0.28%
Noninterest Bearing Deposits	681,051			658,602			664,916			628,955
Other Liabilities	47,099			93,642			46,844			89,673
TOTAL LIABILITIES	2,246,441			2,306,778			2,286,957			2,323,160

TOTAL SHAREOWNERS’ EQUITY	284,130			251,617			282,085			250,560

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,530,571			$2,558,395			$2,569,042			$2,573,720

Interest Rate Spread			3.34%			3.41%			3.26%			3.49%
Net Interest Income		$19,020			$19,355			$56,011			$59,178
Net Interest Margin(3)			3.42%			3.49%			3.33%			3.57%

(1)	Average balances include nonaccrual loans. Interest income periods in this table include loan fees of $437,000 and $1.1 million for the three and nine months ended September 30, 2014 and $396,000 and $1.2 million for the comparable periods ended September 30, 2013.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.
43

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2014, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about all purchases made by, or on behalf of, us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program
August 1, 2014 to August 31, 2014	19,600	$13.69	19,600	1,480,400

Total	19,600	$13.69	19,600	1,480,400

(1)	This balance represents the number of shares that were repurchased through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on February 27, 2014 for a five year period, under which we were authorized to repurchase up to 1,500,000 shares of our common stock. The Program is flexible and shares are acquired from the public markets and other sources using free cash flow. No shares in the third quarter were repurchased outside of the Program. No purchases were made in July or September.
44

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(A)	Exhibits

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

45

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

Date: November 6, 2014
46

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

47