Form 10-K
period 2014-12-31
CAPITAL CITY BANK GROUP INC
filed 2015-03-06
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $155,431,117 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2015
Common Stock, $0.01 par value per share	17,520,576

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 28, 2015, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.

ANNUAL REPORT FOR 2014 ON FORM 10-K

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

•	legislative or regulatory changes, including the Dodd-Frank Act, Basel III, and the ability to repay and qualified mortgage standards;
•	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
•	the effects of security breaches and computer viruses that may affect our computer systems or fraud related to credit or debit card products;
•	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision and deferred tax asset valuation allowance;
•	the frequency and magnitude of foreclosure of our loans;
•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	our need and our ability to incur additional debt or equity financing;
•	our ability to declare and pay dividends;
•	changes in the securities and real estate markets;
•	changes in monetary and fiscal policies of the U.S. Government;
•	inflation, interest rate, market and monetary fluctuations;
•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
•	our ability to comply with the extensive laws and regulations to which we are subject;
•	our ability to comply with the laws for each jurisdiction where we operate;
•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
•	increased competition and its effect on pricing;
•	technological changes;
•	negative publicity and the impact on our reputation;
•	changes in consumer spending and saving habits;
•	growth and profitability of our noninterest income;
•	changes in accounting principles, policies, practices or guidelines;
•	the limited trading activity of our common stock;
•	the concentration of ownership of our common stock;
•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
•	other risks described from time to time in our filings with the Securities and Exchange Commission; and
•	our ability to manage the risks involved in the foregoing.

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

About Us

General

Capital City Bank Group, Inc. (“CCBG”) is a financial holding company headquartered in Tallahassee, Florida. CCBG was incorporated under Florida law on December 13, 1982, to acquire five national banks and one state bank that all subsequently became part of CCBG’s bank subsidiary, Capital City Bank (“CCB” or the “Bank”). In this report, the terms “Company,” “we,” “us,” or “our” mean CCBG and all subsidiaries included in our consolidated financial statements.

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 63 full-service banking locations in Florida, Georgia, and Alabama operated by CCB. The majority of our revenue, approximately 82%, is derived from our Florida market areas while approximately 17% and 1% of our revenue is derived from our Georgia and Alabama market areas, respectively.

Below is a summary of our financial condition and results of operations for the past three years. Our financial condition and results of operations are more fully discussed in our management discussion and analysis on page 29 and our consolidated financial statements on page 59.

Dollars in millions
Year Ended December 31,	Assets	Deposits	Shareowners’ Equity	Revenue(1)	Net Income
2014	$2,627.2	$2,146.8	$272.5	$130.8	$9.3
2013	2,611.9	2,136.2	276.4	137.3	6.0
2012	2,634.0	2,145.0	246.9	144.2	0.1

(1) Revenue represents interest income plus noninterest income.

Dividends and management fees received from the Bank are CCBG’s primary source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled “Regulatory Matters” in this Item 1 and Note 14 in the Notes to Consolidated Financial Statements for a discussion of the restrictions.

We had a total of 937 associates at March 1, 2015. Item 6 contains other financial and statistical information about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital stock of the CCB, our wholly owned banking subsidiary, which accounted for approximately 100% of consolidated assets at December 31, 2014, and approximately 100% of consolidated net income for the year ended December 31, 2014. In addition to our banking subsidiary, CCB has three primary wholly owned subsidiaries, Capital City Trust Company, Capital City Banc Investments, Inc., and Capital City Services Company. The nature of these subsidiaries is provided below.

Operating Segment

We have one reportable segment with four principal services: Banking Services (CCB), Data Processing Services (Capital City Services Company), Trust and Asset Management Services (Capital City Trust Company), and Brokerage Services (Capital City Banc Investments, Inc.). Revenues from each of these principal services for the year ended 2014 totaled approximately 92.8%, 1.2%, 3.1%, and 2.9% of our total revenue, respectively. In 2013 and 2012, Banking Services (CCB) revenue was approximately 91.9% and 93.1% of our total revenue for each respective year.

Capital City Bank

CCB is a Florida-chartered full-service bank engaged in the commercial and retail banking business. Significant services offered by the Bank include:

•	Business Banking – The Bank provides banking services to corporations and other business clients. Credit products are available for a wide variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as commercial leasing and letters of credit. We also provide treasury management services, and, through a marketing alliance with Elavon, Inc., merchant credit card transaction processing services.
•	Commercial Real Estate Lending – The Bank provides a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers, and community development. Credit products are available to purchase land and/or build structures for business use and for investors who are developing residential or commercial property.
•	Residential Real Estate Lending – The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/ permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products. The Bank offers both fixed-rate and adjustable rate residential mortgage (ARM) loans. A portion of our loans originated are sold into the secondary market. The Bank offers these products through its existing network of banking offices. We do not originate subprime residential real estate loans.
•	Retail Credit – The Bank provides a full-range of loan products to meet the needs of consumers, including personal loans, automobile loans, boat/RV loans, home equity loans, and through a marketing alliance with ELAN, we offer credit card programs.
•	Institutional Banking – The Bank provides banking services to meet the needs of state and local governments, public schools and colleges, charities, membership and not-for-profit associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of credit, and term loans.
•	Retail Banking – The Bank provides a full-range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit services, safe deposit facilities, online banking, and mobile banking. Clients can use Capital City Bank Direct which offers a “live” call center between the hours of 8 a.m. to 6 p.m. Monday through Friday and from 9 a.m. to 12 noon on Saturday. The call center can also be accessed via live chat through the internet. Bank Direct also offers an automated phone system offering 24-hour access to client deposit and loan account information and transfer of funds between linked accounts. The Bank is a member of the “Star” ATM Network that permits banking clients to access cash at ATMs or “point-of-sale” merchants.

Capital City Trust Company

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB. The Trust Company provides asset management for individuals through agency, personal trust, IRA, and personal investment management accounts. The Trust Company also provides services for the administration of pension, profit sharing, and 401(k) plans. Associations, endowments, and other nonprofit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian. The market value of trust assets under discretionary management exceeded $726.2 million as of December 31, 2014, with total assets under administration exceeding $851.8 million.

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

Capital City Services Company

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies, and commercial clients located in North Florida and South Georgia. As of March 1, 2015, the Services Company is providing data processing services to four correspondent banks which have relationships with CCB.

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

The Bank has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management and the Bank’s Board of Directors reviews and approves these policies and procedures on a regular basis (at least annually).

Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans. Bank management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans. Specific segments of the portfolio are monitored and reported to the Bank’s Board on a quarterly basis (i.e., commercial real estate) and the Bank has strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards. The Bank recognizes that exceptions to the below-listed policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.

Residential Real Estate Loans

The Bank originates 1-4 family, owner-occupied residential real estate loans in its Residential Real Estate line of business. The Bank’s policy is to underwrite these loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Bank originates fixed-rate, adjustable-rate and variable- rate residential real estate loans. Over the past five years, the vast majority of residential loan originations have been fixed-rate loans which are sold in the secondary market on a non-recourse basis with related servicing rights (i.e., the Bank does not service sold loans). These loans require private mortgage insurance (“PMI”) if the LTV exceeds 80%. Some of the adjustable-rate residential real estate product is retained in the Bank’s loan portfolio and loans with LTVs in excess of 85% require PMI. Adjustable rate mortgage (“ARM”) loans with an initial fixed interest rate period greater than three years are sold in the secondary market on a non-recourse basis.

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

Residential real estate loans also include home equity lines of credit and home equity loans (“HELOCs”). The Bank’s home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. Open-ended equity loans typically have an interest only ten year draw period followed by a five year repayment period of 0.75% of principal balance monthly and balloon payment at maturity. As of December 31, 2014, approximately 60% of the Bank’s residential home equity loan portfolio consisted of first mortgages. Interest rates may be fixed or adjustable. Adjustable-rate loans are tied to the Prime Rate with a typical margin of 1.0% or more. Appraisals are normally required for all residential real estate loans, both those sold to the secondary market and those maintained in the Bank’s loan portfolio.

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

Additionally, the Consumer Financial Protection Bureau published regulations required by the Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) related to “qualified mortgages,” which are mortgages for which there is a presumption that the lender has satisfied the ATR rules. Pursuant to Dodd-Frank, qualified mortgages (“QMs”) must have certain product-feature prerequisites and affordability underwriting requirements. Generally, to meet the QM test, the lender must calculate the monthly payments based on the highest payment that will apply in the first five years and the consumer must have a total debt-to-income ratio that is less than or equal to 43%. The QM rule provides a safe harbor to the ATR rules for lenders that make loans that satisfy the definition of a QM and are not higher priced. From time to time, the Bank originates non-qualified mortgages under certain predefined internal and investor underwriting parameters to be sold to either secondary market investors or held in the Bank’s loan portfolio.

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

Commercial Real Estate Loans

The Bank’s policy sets forth guidelines for debt service coverage ratios, LTV ratios and documentation standards. Commercial real estate loans are primarily made based on identified cash flows of the borrower with consideration given to underlying real estate collateral and personal guarantees. The Bank’s policy establishes a maximum LTV specific to property type and minimum debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial real estate loans may be fixed or variable-rate loans with interest rates tied to the Prime Rate or U.S. Treasury indices. Bank policy requires appraisals for loans in excess of $250,000 that are secured by real property.

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

We have sought to build a franchise in small- to medium-sized markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader. Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75. Our three largest markets are Tallahassee (Leon, Florida), Gainesville (Alachua, Florida), and Macon (Bibb, Georgia). In 13 of 20 markets in Florida and three of five markets in Georgia, we rank within the top 4 banks in terms of market share. Furthermore, in the counties in which we operate, we maintain an average 9.10% market share in the Florida counties and 5.82% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas. The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses. While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average. We strive to provide value added services to our clients by being their banker, not just a bank. This element of our strategy distinguishes Capital City Bank from our competitors.

As a result of the contracted credit cycle over the last several years and the overall regulatory environment, we have not pursued additional acquisitions; however, our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and through acquisitions. We have long understood that our core deposit funding base is the predominant driver of our profitability and overall franchise value, and have focused extensively on this component of our organic growth efforts in recent years.

Potential acquisition growth will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas. Five markets have been identified, four in Florida and one in Georgia, in which management intends to proactively pursue expansion opportunities. These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia. Our focus on some of these markets may change as we continue to evaluate our strategy and the impact the current economic cycle is having on any individual market. We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities in those markets are not feasible. Other expansion opportunities that will be evaluated include asset management, mortgage banking, and insurance. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services. Generally, these target institutions would range in asset size from $100 million to $400 million.

Competition

We operate in a highly competitive environment, especially with respect to services and pricing. In addition, the banking business is experiencing enormous changes. Since 2009, nearly 500 financial institutions have failed in the U.S., including 83 in Georgia and 70 in Florida. Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions. We expect consolidation to continue during 2015, but primarily through traditional merger and acquisition activity. We believe that the larger financial institutions acquiring banks in our market areas are less familiar with the markets in which we operate and typically target a different client base. We believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks. As a result, we believe the reduction of the number of community banks could further enhance our competitive position and opportunities in many of our markets. Larger financial institutions, however, can benefit from economies of scale. Therefore, these larger institutions may be able to offer banking products and services at more competitive prices than us. Additionally, these larger financial institutions may offer financial products that we do not offer.

Our primary market area consists of 20 counties in Florida, five counties in Georgia, and one county in Alabama. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions. Most of Florida’s major banking concerns have a presence in Leon County. CCB’s Leon County deposits totaled $782.2 million, or 36.4% of our consolidated deposits at December 31, 2014.

The table below depicts our market share percentage within each county, based on commercial bank deposits within the county.

	Market Share as of June 30,(1)
County	2014	2013	2012
Florida
Alachua	4.8%	4.5%	4.5%
Bradford	51.5%	51.8%	52.3%
Citrus	3.6%	3.6%	3.3%
Clay	2.0%	1.8%	1.8%
Dixie	9.9%	15.1%	18.5%
Gadsden	77.4%	70.2%	62.1%
Gilchrist	42.2%	40.8%	42.1%
Gulf	14.0%	14.0%	13.7%
Hernando	1.8%	1.9%	1.9%
Jefferson	22.1%	19.8%	21.4%
Leon	15.3%	15.3%	16.5%
Levy	28.0%	27.8%	28.7%
Madison	10.3%	9.0%	9.7%
Pasco	0.1%	0.1%	0.2%
Putnam	19.5%	18.9%	18.0%
St. Johns	0.9%	0.9%	1.1%
Suwannee	6.8%	6.8%	6.9%
Taylor	22.0%	21.8%	30.8%
Wakulla	13.6%	13.6%	11.7%
Washington	13.6%	13.8%	12.3%
Georgia
Bibb	3.6%	3.8%	3.5%
Burke	6.8%	12.7%	8.4%
Grady	14.3%	14.6%	17.4%
Laurens	9.1%	9.0%	10.4%
Troup	5.3%	5.1%	7.2%
Alabama
Chambers	7.6%	8.1%	7.7%

(1) Obtained from the FDIC Summary of Deposits Report for the year indicated.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors’ offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	17	64
Bradford	3	3
Citrus	12	43
Clay	13	30
Dixie	4	5
Gadsden	2	3
Gilchrist	4	6
Gulf	3	5
Hernando	14	40
Jefferson	2	2
Leon	17	79
Levy	2	11
Madison	5	5
Pasco	21	105
Putnam	6	13
St. Johns	23	64
Suwannee	5	8
Taylor	3	4
Wakulla	3	4
Washington	6	6
Georgia
Bibb	10	50
Burke	5	10
Grady	5	8
Laurens	10	20
Troup	10	23
Alabama
Chambers	6	9

Data obtained from the June 30, 2014 FDIC Summary of Deposits Report.

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

The Company

We are registered with the Board of Governors of the Federal Reserve as a financial holding company under the Bank Holding Company Act of 1956. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities

The Gramm-Leach-Bliley Act modernized the U.S. banking system by: (i) allowing bank holding companies that qualify as “financial holding companies” such as CCBG to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Changes in Control

Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934, which we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. Our common stock is registered under Section 12 of the Exchange Act.

The Federal Reserve Board maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (i) acquire up to 33% of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15% or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control.

As a financial holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

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

Capital; Dividends; Source of Strength

The Federal Reserve imposes certain capital requirements on financial holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are generally able to borrow money to make a capital contribution to CCB, and such loans may be repaid from dividends paid from CCB to us. We are also able to raise capital for contributions to CCB by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

As a state-chartered banking institution in the State of Florida, CCB is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of CCB’s clients. Various consumer laws and regulations also affect the operations of CCB, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund.

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

Community Reinvestment Act

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish bank branches, merge, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank or financial holding company. An unsatisfactory record can substantially delay or block the transaction. CCB received a satisfactory rating on its most recent Community Reinvestment Act assessment.

Capital Regulations

The federal banking regulators have adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The federal banking regulators adopted risk-based capital adequacy guidelines for U.S. banks. As described above, the federal banking regulators have adopted final rules that became effective January 1, 2015 for community banks. These final rules represent major changes to the current general risk-based capital rule, and are designed to substantially conform to the Basel III international standards. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. In this respect, the final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets. The conservation buffer will be phased in beginning on January 1, 2016 through 2019. The rule also, among other things, raises the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

In computing total risk-weighted assets, bank and bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

The new capital regulations may also impact the treatment of accumulated comprehensive income (“AOCI”) for regulatory capital purposes. Under the new rules, AOCI would generally flow through to regulatory capital, however, community banks and their holding companies may make a one-time irrevocable opt-out election to continue to treat ACOI the same as under the old regulations for regulatory capital purposes. This election must be made on the first call report or bank holding company annual report (on form FR Y-9C) filed after January 1, 2015. Additionally, the new rules also permit community banks with less than $15 billion in total assets to continue to count certain non-qualifying capital instruments issued prior to May 19, 2010, including trust preferred securities and cumulative perpetual preferred stock, as Tier I capital (subject to a limit of 25% of Tier I capital). However, non-qualifying capital instruments issued on or after May 19, 2010 will not qualify for Tier I capital treatment.

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution under the new rules in effect as of January 1, 2015, a bank must have a leverage ratio of not less than 5%, a Tier I Common Equity ratio of not less than 6.5%, a Tier I Capital ratio of not less than 8%, and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. To qualify as a “well-capitalized” institution under the rules in effect prior to January 1, 2015, a bank must have had a leverage ratio of not less than 5%, a Tier I Capital ratio of not less than 6%, and a total risk-based capital ratio of not less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency that required the bank to meet and maintain a specific capital level.

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

As of December 31, 2014, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” under both the prior capital adequacy rules and those now in effect for community banks as of January 1, 2015, and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

	Actual		Required For Capital Adequacy Purposes(1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier I Capital:
CCBG	$269,503	16.67%	$64,656	4.00%	*	*
CCB	261,655	16.24%	64,458	4.00%	96,687	6.00%

Total Capital:
CCBG	287,042	17.76%	129,313	8.00%	*	*
CCB	279,194	17.33%	128,916	8.00%	161,145	10.00%

Tier I Leverage:
CCBG	269,503	10.99%	98,090	4.00%	*	*
CCB	261,655	10.70%	97,834	4.00%	122,293	5.00%

(1) Based on the capital adequacy guidelines in effect prior to January 1, 2015.

Prompt Corrective Action

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Interstate Banking and Branching

The Bank Holding Company Act, amended by the Interstate Banking Act, provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of time, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act. Also, the Dodd-Frank Act, added deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Florida law permits a state bank to establish a branch of the bank anywhere in Florida. Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the State of Florida may establish branches anywhere within Florida.

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

Among other requirements, the USA PATRIOT Act and the related Federal Reserve regulations require banks to establish anti-money laundering programs that include, at a minimum:

•	internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;
•	systems and procedures for monitoring and reporting of suspicious transactions and activities;
•	a designated compliance officer;
•	employee training;
•	an independent audit function to test the anti-money laundering program;
•	procedures to verify the identity of each clients upon the opening of accounts; and
•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

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

As a member of the FHLB of Atlanta, CCB is required to own capital stock in the FHLB in an amount at least equal to 0.09% (or 9 basis points), which is subject to annual adjustments, of the CCB’s total assets at the end of each calendar year (with a dollar cap of $15 million), plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. As of December 31, 2014, CCB was in compliance with this requirement.

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

Overdraft Fee Regulation

The Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

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

The Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, prohibits us from owning, sponsoring, or having certain relationships with any hedge funds or private equity funds, subject to certain exemptions. The Volcker Rule directed the federal banking, securities and commodities and futures regulatory agencies to undertake a coordinated rulemaking effort to create rules implementing the Volcker Rule. The final interagency rules implementing the Volcker Rule, which were issued in December 2013 and became effective on April 1, 2014, afford financial institutions a two-year conformance period during which they can wind-down, sell, or otherwise conform their respective activities, investments and relationships to the requirements of the Volcker Rule and its implementing regulations. We do not believe that the Volcker Rule or the final interagency rules implementing the Volcker Rule will have a material impact on our investment activities since we do not engage in transactions covered by the regulation.

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

Our profitability depends to a large extent on Capital City Bank’s net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, federal funds target rate, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

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

We originate commercial real estate loans, commercial loans, construction loans, vacant land loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, vacant land, and consumer loans may expose a lender to greater credit risk than traditional fixed rate fully amortizing loans secured by single-family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real estate. In addition, these loan types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on the borrower’s ability to either refinance the loan or timely sell the underlying property. As of December 31, 2014, commercial mortgage loans comprised approximately 35.4% of our total loan portfolio.
•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2014, commercial loans comprised approximately 9.5% of our total loan portfolio.
•	Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2014, construction loans comprised approximately 3.0% of our total loan portfolio.
•	Vacant Land Loans. Because vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. As of December 31, 2014, vacant land loans comprised approximately 4.6% of our total loan portfolio.
•	HELOCS. Our open-ended home equity loans have an interest-only draw period followed by a five year repayment period of 0.75% of the principal balance monthly and a balloon payment at maturity. Upon the commencement of the repayment period, the monthly payment can increase significantly, thus, there is a heightened risk that the borrower will be unable to pay the increased payment. Further, these loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment may depend on the borrower’s ability to either refinance the loan or timely sell the underlying property. As of December 31, 2014, HELOCs comprised approximately 15.9% of our total loan portfolio.
•	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. As of December 31, 2014, consumer loans comprised approximately 15.1% of our total loan portfolio.
19

The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as compared to fixed rated fully amortizing single-family real estate loans). Loan defaults would likely increase our loan losses and nonperforming assets and could adversely affect our allowance for loan losses.

We process, maintain, and transmit confidential client information through our information technology systems, such as our online banking service. Cybersecurity issues, such as security breaches and computer viruses, affecting our information technology systems or fraud related to our credit or debit card products could disrupt our business, result in the unintended disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We collect and store sensitive data, including our proprietary business information and that of our clients, and personally identifiable information of our clients and employees, in our information technology systems. We also provide our clients the ability to bank online. The secure processing, maintenance, and transmission of this information is critical to our operations. Our network, or those of our clients, could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. Financial institutions and companies engaged in data processing have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage.

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

The potential for credit and debit card fraud against us or our clients and our third party service providers is a serious issue. Credit card fraud is pervasive and the risks of cybercrime are complex and continue to evolve. In view of the recent high-profile retail data breaches involving client personal and financial information, the potential impact on us and any exposure to consumer losses and the cost of technology investments to improve security could cause losses to us or our clients, damage to our brand, and an increase in our costs.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our clients will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. This could result in credit losses that are inherent in the lending business. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

•	the risk characteristics of various classifications of loans;
•	previous loan loss experience;
•	specific loans that have loss potential;
•	delinquency trends;
•	estimated fair market value of the collateral;
•	current economic conditions; and
•	geographic and industry loan concentrations.

As of December 31, 2014, the Bank’s allowance for loan losses was $17.5 million, which represented approximately 1.22% of its total amount of loans. The Bank had $16.8 million in nonaccruing loans as of December 31, 2014. The allowance is based on management’s reasonable estimate and may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Bank’s allowance for loan losses would adversely impact our net income and capital in future periods, while having the effect of overstating our current period earnings.

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

Risks Related to Regulation and Legislation

We are subject to extensive regulation, including an unprecedented increase in new regulation, which could restrict our activities and impose financial requirements or limitations on the conduct of our business.

Both CCBG and the Bank are subject to extensive regulation, supervision and examination by our regulators, including the Florida Office of Financial Regulation, the Federal Reserve, and the FDIC. Our compliance with these industry regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We are experiencing an unprecedented increase in regulations and supervision. Significant new legislation and regulations affecting the financial services industry have been adopted or proposed in recent years, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. Congress and our regulators continue to develop, propose and adopt rules and propose new regulatory initiatives, so the cumulative effect of all of the new legislation and regulations on our business and operations remains uncertain.

We must also meet regulatory capital requirements imposed by our regulators. An inability to meet these capital requirements would result in numerous mandatory supervisory actions and additional regulatory restrictions, and could have a negative impact on our financial condition, liquidity and results of operations.

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

In 2013, the Federal Reserve Board released its final rules which implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier I Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier I Capital conservation buffer of 2.5% of risk-weighted assets that apply to all supervised financial institutions. The rule also, among other things, raised the minimum ratio of Tier I Capital to Risk-Weighted Assets from 4% to 6% and included a minimum leverage ratio of 4% for all banking organizations. We became subject to the new rules effective January 1, 2015. The impact of the new capital rules requires us to maintain higher levels of capital, which we expect will lower our return on equity.

Compliance with the Consumer Financial Protection Bureau’s ability-to-repay rule safe-harbor could adversely impact our growth or profitability.

The Consumer Financial Protection Bureau issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy the “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•	interest-only payments;
•	negative-amortization; and
•	terms longer than 30 years.

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates we pay on amounts used to fund assets, such as deposits, and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our clients and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our strategy is to manage the mix of our deposits rather than compete on rate. As a result, approximately 30.7% of our deposits were noninterest-bearing as of December 31, 2014.

In 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial clients, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase. Although Regulation Q has been effective for over three years, the impact may not have been realized yet because of the current zero interest rate policy environment.

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia. As of December 31, 2014, approximately 75.4% of our loans had real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2014, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas, such as the one from which these areas are currently recovering, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2014, approximately 35.4% and 37.1% of our $1.442 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 3.0% was secured by property under construction.

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

A large portion of our investment securities portfolio as of December 31, 2014 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/loss. Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity.

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

In 2014, our Board of Directors declared four quarterly cash dividends. These dividends were the first dividends declared since we announced the suspension of our quarterly dividend on our common stock on December 14, 2011. Declarations of any future dividends will be contingent on our ability to earn sufficient profits and to remain adequately capitalized. In addition, due to our contractual obligations with the holders of the trust preferred securities, if we defer the payment of accrued interest owed to the holders of the trust preferred securities, we may not make dividend payments to our shareowners.

Further, under applicable statutes and regulations, the Bank’s board of directors, after charging-off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare and pay dividends to CCBG of up to the aggregate net income of that period combined with the Bank’s retained net income for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net income which accrued prior to the preceding two years. Additional state laws generally applicable to Florida corporations may also limit our ability to declare and pay dividends. Thus, our ability to fund future dividends may be restricted by state law.

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on the Nasdaq Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock over the 12-month period ending December 31, 2014 was approximately 26,219 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

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

Our directors, executive officers, and principal shareowners beneficially owned approximately 39% of the outstanding shares of our common stock as of December 31, 2014. Our principal shareowners include the Estate of Robert H. Smith, who was the brother of William G. Smith, Jr., our Chairman, President and Chief Executive Officer, which beneficially owns 17.5% of our shares. William G. Smith, Jr. beneficially owns 21.7% of our shares. In addition, 2S Partnership beneficially owns 6.0% of our shares, however, its shares were historically deemed to be beneficially owned by Messrs. Smith and Smith. Together, Mr. Smith and the Estate of Robert H. Smith beneficially own approximately 33% of our shares.

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

CCBG is registered with the Federal Reserve as a financial holding company under the Bank Holding Company Act (“BHCA”). As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

As of February 27, 2015, the Bank had 63 full-service banking locations. Of the 63 locations, the Bank leases the land, buildings, or both at seven locations and owns the land and buildings at the remaining 56.

Item 3.	Legal Proceedings

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the Nasdaq Global Select Market under the symbol “CCBG.” We had a total of 1,589 shareowners of record as of February 27, 2015.

The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash dividends declared for each quarter during the past two years.

	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$16.00	$14.98	$14.71	$14.59	$12.69	$13.08	$12.64	$12.54
Low	13.00	13.26	12.60	11.56	11.33	11.06	10.12	10.95
Close	15.54	13.54	14.53	13.28	11.77	11.78	11.53	12.35
Cash dividends per share	0.03	0.02	0.02	0.02	0.00	0.00	0.00	0.00

Florida law and Federal regulations impose restrictions on our ability to pay dividends and limitations on the amount of dividends that the Bank can pay annually to us. See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business section on page 12 and 13 and the section entitled “Liquidity and Capital Resources – Dividends” -- in Management’s Discussion and Analysis of Financial Condition and Operating Results on page 54 and Note 14 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the Nasdaq Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years. The graph assumes that $100 was invested on December 31, 2009 in our common stock and each of the above indices, and that all dividends were reinvested. The shareholder return shown below represents past performance and should not be considered indicative of future performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Capital City Bank Group, Inc.	$100.00	$94.53	$73.64	$87.67	$90.76	$120.59
Nasdaq Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL $1B-$5B Bank Index	100.00	113.35	103.38	127.47	185.36	193.81
27

Item 6.	Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2014	2013	2012	2011	2010
Interest Income	$78,221	$82,152	$89,680	$99,459	$110,495
Net Interest Income	74,641	77,736	84,312	91,922	97,533
Provision for Loan Losses	1,905	3,472	16,166	18,996	23,824
Noninterest Income	52,536	55,111	54,569	57,244	55,870
Noninterest Expense	114,358	121,405	123,943	124,643	132,961
Net Income (Loss)	9,260	6,045	108	4,897	(413)

Per Common Share:
Basic Net Income (Loss)	$0.53	$0.35	$0.01	$0.29	$(0.02)
Diluted Net Income (Loss)	0.53	0.35	0.01	0.29	(0.02)
Cash Dividends Declared	0.09	—	—	0.30	0.49
Diluted Book Value	15.53	15.85	14.31	14.68	15.15

Performance Ratios:
Return on Average Assets	0.36%	0.24%	0.00%	0.19%	(0.02)%
Return on Average Equity	3.27	2.40	0.04	1.86	(0.16)
Net Interest Margin (FTE)	3.36	3.54	3.81	4.18	4.32
Noninterest Income as % of Operating Revenues	41.30	41.48	39.29	38.38	36.42
Efficiency Ratio	89.68	91.09	88.72	83.24	85.95

Asset Quality:
Allowance for Loan Losses	$17,539	$23,095	$29,167	$31,035	$35,436
Allowance for Loan Losses to Loans	1.22%	1.65%	1.93%	1.91%	2.01%
Nonperforming Assets	52,449	85,035	117,648	137,623	123,637
Nonperforming Assets to Assets	2.00	3.26	4.47	5.21	4.72
Nonperforming Assets to Loans + OREO	3.55	5.87	7.47	8.14	6.81
Allowance to Nonperforming Loans	104.60	62.48	45.42	41.37	53.94
Net Charge-Offs to Average Loans	0.53	0.66	1.16	1.39	1.77

Capital Ratios:
Tier I Capital	16.67%	16.56%	14.35%	13.96%	13.24%
Total Capital	17.76	17.94	15.72	15.32	14.59
Tangible Capital	7.38	7.58	6.35	6.51	6.82
Leverage	10.99	10.46	9.90	10.26	10.10
Equity to Assets	10.37	10.58	9.37	9.54	9.88
Dividend Pay-Out	16.98	NM	NM	103.45	NM

Averages for the Year:
Loans, Net of Unearned Income	$1,414,000	$1,450,806	$1,556,565	$1,686,995	$1,829,193
Earning Assets	2,237,623	2,213,686	2,229,621	2,221,317	2,294,282
Total Assets	2,564,176	2,568,662	2,590,173	2,583,197	2,644,731
Deposits	2,093,477	2,070,073	2,105,672	2,081,583	2,192,323
Shareowners’ Equity	283,079	251,427	252,960	263,048	264,679

Year-End Balances:
Loans, Net of Unearned Income	$1,442,062	$1,399,669	$1,521,302	$1,628,683	$1,758,671
Earning Assets	2,276,781	2,274,019	2,261,781	2,266,193	2,269,185
Total Assets	2,627,169	2,611,903	2,633,984	2,641,312	2,622,053
Deposits	2,146,794	2,136,248	2,144,996	2,172,519	2,103,976
Shareowners’ Equity	272,540	276,400	246,889	251,942	259,019

Other Data:
Basic Average Shares Outstanding	17,424,788	17,324,759	17,204,559	17,139,558	17,075,867
Diluted Average Shares Outstanding	17,488,020	17,399,355	17,219,765	17,140,390	17,076,724
Shareowners of Record(1)	1,589	1,651	1,691	1,701	1,768
Banking Locations(1)	63	63	66	70	70
Full-Time Equivalent Associates(1)	895	891	913	959	975

(1)	As of record date. The record date is on or about March 1st of the following year.
NM – Not Meaningful
28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Executive Overview,” “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Fourth Quarter, 2014 Financial Results,” and “Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2014 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

BUSINESS OVERVIEW

Our Business

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the “Bank” or “CCB”). The Bank offers a broad array of products and services through a total of 63 full-service offices located in Florida, Georgia, and Alabama. The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services. Please see the section captioned “About Us” beginning on page 4 for more detailed information about our business.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest and fees received on interest earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as deposit fees, wealth management fees, mortgage banking fees, bank card fees, and data processing fees.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader. Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75. Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia). In 13 of 20 markets in Florida and three of five markets in Georgia, we rank within the top four banks in terms of market share. Furthermore, in the counties in which we operate, we maintain an average 9.10% market share in the Florida counties and 5.82% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas. The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses. While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average The value of these markets stems from the fact they are less competitive, secondary markets. We strive to provide value added services to our clients by being not just their bank, but their banker. This element of our strategy distinguishes Capital City Bank from our competitors.

29

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

Potential acquisition growth will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas. Five markets have been identified, four in Florida and one in Georgia, in which management intends to proactively pursue expansion opportunities. These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia. Our focus on some of these markets may change as we continue to evaluate our strategy and the economic conditions and demographics of any individual market. We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, mortgage banking, and insurance. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services. Generally, these target institutions will range in asset size from $100 million to $400 million.

EXECUTIVE OVERVIEW

Our 2014 performance reflects meaningful progress made across all aspects of our business. We reported net income of $9.3 million, or $0.53 per diluted share, compared to $6.0 million, or $0.35 per diluted share in 2013. The growth in net income reflects lower noninterest expense of $7.0 million, a lower loan loss provision of $1.6 million, and lower income taxes of $0.4 million, partially offset by lower net interest income of $3.1 million and noninterest income of $2.6 million.

Below are summary highlights that impacted our performance for the year:

•	Margin expansion driven by four consecutive quarters of loan growth and increased deployment of liquidity into the investment portfolio.
•	Loan balances grew at an annual rate of 3% reflective of improved loan demand and calling efforts.
•	38% reduction in nonperforming assets -- improvement in credit quality favorably impacted credit costs.
•	Core operating costs (excluding OREO) declined 5% year over year.

Efforts to improve our earning asset mix stabilized our net interest margin in 2014. Sequential loan growth for each quarter during 2014 and the deployment of more liquidity into our investment portfolio drove growth in net interest income for the last three quarters of the year. The development of new consumer and business loan programs drove a majority of the growth, but increased production and a slow-down in pay-downs/pay-offs in our real estate portfolios also contributed. The extended low interest rate environment and increased competition for loans continues to pressure asset yields, but we have not changed our risk profile by extending asset durations for yield which positions us better to respond to changing market conditions. Over time, this strategy has produced consistent outcomes and a net interest margin that exceeds our peer median.

We continue to maintain several sources of noninterest income which diversifies our operating revenue. Changing client behavior and regulatory changes have slowed growth in our deposit and bank card fee revenues over the past three years, but growth in other lines of business have helped mitigate the impact. The development of strategic initiatives aimed at segmenting our client base and target marketing to more fully realize the fee income opportunities inherent in our strong core deposit base franchise are ongoing.

Core operating costs (excluding OREO) declined noticeably in 2014 driven by lower pension expense. Reduction in ancillary costs related to the prolonged credit cycle are also being removed from our cost structure and contributed to the decline in 2014. We continue to evaluate strategies aimed at optimizing our delivery systems to improve our operating efficiency.

Our credit quality metrics continued to improve in 2014 reflective of further reduction in the level of our nonperforming assets driven by strong OREO sales and a significant reduction in the level of problem loan inflows. As a result, our loan loss provision has stabilized and OREO costs continue to decline. We continue to believe our disciplined approach to capturing the maximum value possible when disposing of our problem assets has proven to be in the best long-term interest of our shareowners and 2014 further validated that approach.

We realized good progress in 2014 and re-evaluated many aspects of our business in response to a changing industry. We enter 2015 with a great deal of momentum as we focus on strategies aimed at driving loan growth and optimizing our delivery systems to return us to our historical levels of efficiency.

30

Key components of our 2014 financial performance are summarized below:

Results of Operations

•	For 2014, taxable equivalent net interest income decreased $3.2 million, or 4.1%, to $75.1 million driven by a decline in loan income attributable to lower average portfolio balances and unfavorable asset repricing, which was partially offset by a reduction in interest expense. Our net interest margin of 3.36% in 2014 was 18 basis points lower than the 3.54% recorded in 2013. In 2014, compared to 2013, the yield on interest earning assets declined 22 basis points and was partially offset by a decline in the cost of funds of four basis points.

•	Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $8.7 million in 2014 compared to $11.7 million for 2013. Favorable problem loan migration, lower loan losses, and improved credit metrics resulted in a $1.6 million decrease in our loan loss provision to $1.9 million for the year. Continued progress in disposing of OREO properties and firming of property values favorably impacted our level of OREO costs which declined by $1.4 million to $6.8 million for the year.

•	For 2014, noninterest income totaled $52.5 million, a $2.6 million, or 4.7%, decrease from 2013 primarily reflective of lower deposit fees of $0.9 million, data processing fees of $1.1 million, wealth management fees of $0.4 million and mortgage banking fees of $0.5 million.

•	For 2014, noninterest expense totaled $114.4 million, a $7.0 million, or 5.8%, decrease primarily attributable to lower compensation expense of $3.9 million, OREO expense of $1.4 million, and other expense (excluding OREO expenses) of $2.2 million.

Financial Condition

•	Average assets totaled approximately $2.564 billion for 2014, consistent with 2013. Average earning assets were approximately $2.238 billion, representing an increase of $23.9 million, or 1.1%, over 2013. Year-over-year, average short-term investments decreased $52.8 million, while investment securities increased $113.5 million and average gross loans declined by $36.8 million. We continue to maintain a strong liquidity position as evidenced by average funds sold of approximately $369.9 million for the year and were able to shift some overnight funds balances into the investment portfolio during the year to improve our mix.

•	Average gross loans totaled $1.414 billion, a $36.8 million, or 2.5%, decrease from 2013. We experienced runoff in all loan types except commercial loans and indirect auto loans, which grew year-over year. New loan production increased in 2014 and the levels of payoffs and pay downs declined resulting in average loan growth for the last three quarters of the year.

•	Average total deposits for 2014 were $2.093 billion, a decrease of $23.4 million, or 1.1%, over 2013. Increases in average noninterest bearing deposits and savings accounts were partially offset by declines in the remaining product types.

•	At year-end 2014, our nonperforming assets totaled $52.4 million, a decrease of $32.6 million from year-end 2013. Nonaccrual loans totaled $16.8 million at year-end 2014, a decrease of $20.2 million from year-end 2013, reflective of loan resolutions which outpaced gross additions. Nonaccrual loan additions slowed again for the third consecutive year, by $21.6 million, or 49%. The balance of OREO totaled $35.7 million at year-end 2014, a decrease of $12.4 million from year-end 2013. We continued to experience progress during 2014 in our efforts to dispose of OREO selling properties totaling $23.8 million compared to $25.9 million in 2013. Nonperforming assets represented 2.00% of total assets at December 31, 2014 compared to 3.26% at December 31, 2013.

•	Our allowance for loan losses at year-end 2014 was $17.5 million (1.22% of loans) and provided coverage of 105% of nonperforming loans compared to $23.1 million (1.65% of loans) and 62% of nonperforming loans at year-end 2013. Net charge-offs for 2014 totaled $7.5 million, or 0.53% of average loans compared to $9.5 million, or 0.66% in 2013, reflective of lower residential and construction loan charge-offs.

•	Shareowners’ equity decreased by $3.9 million from $276.4 million at December 31, 2013 to $272.5 million at December 31, 2014, attributable to an unfavorable adjustment to pension related OCI reflecting an increase in our pension liabilities driven by a lower discount rate and a change in the mortality tables. We continue to maintain a strong capital base as evidenced by a risk-based capital ratio of 17.76% and a tangible common equity ratio of 7.38% at year-end 2014 compared to 17.94% and 7.58%, respectively, at year-end 2013.
31

RESULTS OF OPERATIONS

For 2014, we realized net income of $9.3 million, or $0.53 per diluted share compared to $6.0 million, or $0.35 per diluted share, in 2013, and $0.1 million, or $0.01 per diluted share in 2012.

The increase in earnings for 2014 was attributable to lower noninterest expense of $7.0 million, a lower loan loss provision of $1.6 million, and lower income taxes of $0.4 million, partially offset by lower net interest income of $3.1 million and noninterest income of $2.6 million.

The increase in earnings for 2013 as compared to 2012 reflects a lower loan loss provision of $12.7 million, higher noninterest income of $0.5 million, and lower noninterest expense of $2.5 million, partially offset by a reduction in net interest income of $6.6 million and higher income taxes of $3.2 million.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1

CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands, Except Per Share Data)	2014	2013	2012
Interest Income	$78,221	$82,152	$89,680
Taxable Equivalent Adjustments	494	583	616
Total Interest Income (FTE)	78,715	82,735	90,296
Interest Expense	3,580	4,416	5,368
Net Interest Income (FTE)	75,135	78,319	84,928
Provision for Loan Losses	1,905	3,472	16,166
Taxable Equivalent Adjustments	494	583	616
Net Interest Income After Provision for Loan Losses	72,736	74,264	68,146
Noninterest Income	52,536	55,111	54,569
Noninterest Expense	114,358	121,405	123,943
Income (Loss) Before Income Taxes	10,914	7,970	(1,228)
Income Tax Expense (Benefit)	1,654	1,925	(1,336)
Net Income	$9,260	$6,045	$108

Basic Net Income Per Share	$0.53	$0.35	$0.01
Diluted Net Income Per Share	$0.53	$0.35	$0.01

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

In 2014, our taxable equivalent net interest income decreased $3.2 million, or 4.1%. This follows a decrease of $6.6 million, or 7.8%, in 2013, and a decrease of $7.9 million, or 8.5%, in 2012. The decrease in our taxable equivalent net interest income in these years was primarily driven by declines in loan income attributable to lower average portfolio balances and unfavorable asset repricing, which was partially offset by reductions in interest expense. The lower interest expense is primarily attributable to declines in certificates of deposit balances and reflects favorable repricing in all interest-bearing deposit categories.

For 2014, taxable equivalent interest income declined $4.0 million, or 4.9%, from 2013 and $7.6 million, or 8.4% in 2013 from 2012. The decrease for all periods is specifically attributable to both the shift in earning asset mix and lower yields. The reduction in average loans has resulted in the higher yielding interest earning assets being replaced with lower yielding federal funds or investment securities. Lower yields on new loan and investment production and loan portfolio repricing continue to adversely affect net interest income.

These factors produced a 22 basis point decline in the yield on interest earning assets, which decreased from 3.74% in 2013 to 3.52% for 2014. This compares to a 31 basis point decline in 2013 over 2012.

32

Interest expense decreased $836,000, or 18.9%, from 2013, and $952,000, or 17.7%, in 2013 over 2012. The lower cost of funds when compared to both periods was a result of both certificates of deposit repricing to lower rates, and rate reductions on several deposit products. The rate reductions on deposits reflect our response to a historically low interest rate environment and desire to continue our focus on core banking relationships. The average rate paid on interest-bearing liabilities decreased five basis points from 2013, and declined five basis points in 2013 from 2012, reflecting the factors mentioned above.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 17 basis points in 2014 compared to 2013 and declined 26 basis points in 2013 compared to 2012. The decrease in both years was primarily attributable to the adverse impact of lower rates and a change in the mix of interest earning assets, which more than offset the repricing of our deposit base.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) of 3.36% in 2014 was 18 basis points lower than the 3.54% recorded in 2013 and was 27 basis points lower in 2013 than the 3.81% reported in 2012. In 2014, compared to 2013, the yield on earning assets declined 22 basis points and was partially offset by a decline in the cost of funds of four basis points. The earning asset yield decline of 31 basis points in 2013 over 2012 was partially offset by a reduction in the cost of funds by four basis points.

The net interest margin for the fourth quarter of 2014 was 3.43%, a decline of two basis points from the fourth quarter of 2013. The decrease in the margin from the comparable prior year period was attributable to unfavorable asset repricing, partially offset by a lower average cost of funds. Growth in our investment portfolio has partially helped mitigate this decline.

Although down year-over-year, net interest income increased for the third straight quarter and was slightly higher than the fourth quarter of 2013. Historically low interest rates and increased competition for loans continue to put pressure on loan yields, partially offsetting the favorable impact attributable to growth in the loan and investment portfolios.

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

33

Table 2

AVERAGE BALANCES AND INTEREST RATES

	2014			2013			2012
	Average		Average	Average		Average	Average		Average
(Taxable Equivalent Basis - Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,414,000	$73,637	5.21%	$1,450,806	$78,484	5.41%	$1,556,565	$85,780	5.51%
Taxable Investment Securities	362,393	3,423	0.91	232,173	2,344	0.94	223,429	2,912	1.27
Tax-Exempt Investment Securities(2)	91,324	722	0.79	108,042	830	0.76	65,560	658	1.00
Funds Sold	369,906	933	0.25	422,665	1,077	0.25	384,067	946	0.25
Total Earning Assets	2,237,623	78,715	3.52%	2,213,686	82,735	3.74%	2,229,621	90,296	4.05%
Cash & Due From Banks	45,367			49,978			48,924
Allowance for Loan Losses	(21,234)			(28,167)			(30,959)
Other Assets	302,420			333,165			342,587
TOTAL ASSETS	$2,564,176			$2,568,662			$2,590,173

LIABILITIES
NOW Accounts	$715,846	$318	0.04%	$719,493	$482	0.07%	$771,617	$634	0.08%
Money Market Accounts	273,092	190	0.07	284,245	211	0.07	280,165	255	0.09
Savings Accounts	227,215	112	0.05	203,864	101	0.05	175,712	87	0.05
Other Time Deposits	206,136	479	0.23	231,354	637	0.28	267,263	1,132	0.42
Total Interest Bearing Deposits	1,422,289	1,099	0.08%	1,438,956	1,431	0.10%	1,494,757	2,108	0.14%
Short-Term Borrowings	44,403	78	0.18	53,922	235	0.44	52,178	196	0.38
Subordinated Notes Payable	62,887	1,328	2.08	62,887	1,420	2.23	62,887	1,477	2.31
Other Long-Term Borrowings	33,727	1,075	3.19	41,077	1,330	3.24	41,513	1,587	3.82
Total Interest Bearing Liabilities	1,563,306	3,580	0.23%	1,596,842	4,416	0.28%	1,651,335	5,368	0.33%
Noninterest Bearing Deposits	671,188			631,117			610,915
Other Liabilities	46,603			89,276			74,963
TOTAL LIABILITIES	2,281,097			2,317,235			2,337,213

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	283,079			251,427			252,960

TOTAL LIABILITIES & EQUITY	$2,564,176			$2,568,662			$2,590,173

Interest Rate Spread			3.29%			3.46%			3.72%
Net Interest Income		$75,135			$78,319			$84,928
Net Interest Margin(3)			3.36%			3.54%			3.81%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $1.6 million for 2014, 2013, and 2012.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.
34

Table 3

RATE/VOLUME ANALYSIS(1)

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Volume	Rate	Total	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$(4,847)	$(1,991)	$(2,856)	$(7,296)	$(5,828)	$(1,468)
Investment Securities:
Taxable	1,079	1,315	(236)	(568)	114	(682)
Tax-Exempt(2)	(108)	(128)	20	172	519	(347)
Funds Sold	(144)	(134)	(10)	131	95	36
Total	(4,020)	(938)	(3,082)	(7,561)	(5,100)	(2,461)

Interest Bearing Liabilities:
NOW Accounts	(164)	(2)	(162)	(152)	(34)	(118)
Money Market Accounts	(21)	(8)	(13)	(44)	4	(48)
Savings Accounts	11	12	(1)	14	14	—
Time Deposits	(158)	(69)	(89)	(495)	(152)	(343)
Short-Term Borrowings	(157)	(41)	(116)	39	7	32
Subordinated Notes Payable	(92)	—	(92)	(57)	—	(57)
Other Long-Term Borrowings	(255)	(238)	(17)	(257)	(13)	(244)
Total	(836)	(346)	(490)	(952)	(174)	(778)

Changes in Net Interest Income	$(3,184)	$(592)	$(2,592)	$(6,609)	$(4,926)	$(1,683)

(1)	This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for interest earning assets and interest-bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.
35

Provision for Loan Losses

The provision for loan losses was $1.9 million in 2014 compared to $3.5 million in 2013 and $16.2 million in 2012. The decline in the provision for all periods reflects favorable problem loan migration, lower loan losses, and overall improvement in key credit metrics. We discuss these trends in further detail below under Risk Element Assets and Allowance for Loan Losses.

Noninterest Income

Noninterest income totaled $52.5 million in 2014, $55.1 million in 2013, and $54.6 million in 2012. For 2014, the $2.6 million, or 4.7%, decrease from 2013 reflects lower deposit fees of $0.9 million, data processing fees of $1.1 million, wealth management fees of $0.4 million and mortgage banking fees of $0.5 million, partially offset by higher bank card fees of $0.1 million and other income of $0.2 million. Lower overdraft fees drove the reduction in deposit fees. The loss of a large government processing contract drove the decline in data processing fees. Wealth management declined due to a lower level of client trading activity as well as strong new retail investment product sales in 2013. Lower refinancing activity drove the reduction in mortgage banking fees.

For 2013, the $0.5 million, or 1.0%, increase over 2012 was attributable to higher wealth management fees of $1.0 million partially offset by lower deposit fees of $0.5 million. The increase in wealth management fees was attributable to higher trading activity by our clients, new account growth, as well as strong new retail investment product sales. Lower overdraft fees partially offset by higher business account analysis fees drove the decline in deposit fees.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 41.30% in 2014, 42.48% in 2013, and 39.29% in 2012.

The table below reflects the major components of noninterest income.

(Dollars in Thousands)	2014	2013	2012
Deposit Fees	$24,320	$25,254	$25,792
Bank Card Fees	10,892	10,786	10,783
Wealth Management Fees	7,808	8,179	7,181
Securities Transactions	1	3	—
Mortgage Banking Fees	3,082	3,534	3,600
Data Processing Fees	1,543	2,674	2,713
Other	4,890	4,681	4,500
Total Noninterest Income	$52,536	$55,111	$54,569

Various significant components of noninterest income are discussed in more detail below.

Deposit Fees. For 2014, deposit service charge fees totaled $24.3 million compared to $25.3 million in 2013 and $25.8 million in 2012. The $0.9 million, or 3.7%, decrease in 2014 compared to 2013 was due to a lower level of overdraft fees generally reflective of improved financial management by our clients. The $0.5 million, or 2.1%, decrease in 2013 compared to 2012 was driven by a lower level of overdraft fees, partially offset by higher business account analysis fees.

Bank Card Fees. Bank card fees totaled $10.9 million in 2014 compared to $10.8 million in 2013 and $10.8 million in 2012. The slight increase in 2014 compared to 2013 reflects higher card spend by our clients. Bank card fees were essentially flat in 2013 compared to 2012 due to a reduction in the interchange rate for PIN based transactions.

Wealth Management Fees. Wealth management fees including both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $7.8 million in 2014 compared to $8.2 million in 2013 and $7.2 million in 2012. The $0.4 million, or 4.5%, decrease in 2014 compared to 2013 was attributable to lower fees from our retail brokerage business generally reflective of lower client trading activity as well as strong new retail investment product sales in 2013. The $1.0 million, or 13.9%, increase in 2013 compared to 2012 reflects a $1.2 million increase in retail brokerage fees partially offset by a $0.1 million decrease in trust fees. The growth in retail brokerage fees was driven by higher trading activity by our clients and new account growth. The slight decline in trust fees reflects a decline in trust assets under management primarily attributable to account distributions. At December 31, 2014, total assets under management were approximately $1.278 billion compared to $1.259 billion at December 31, 2013 and $1.124 billion at December 31, 2012.

Mortgage Banking Fees. Mortgage banking fees totaled $3.1 million in 2014 compared to $3.5 million in 2013 and $3.6 million in 2012. The $0.5 million, or 12.8%, decrease in 2014 compared to 2013 was due to a lower level of refinancing activity, partially offset by higher home purchase financing and a higher margin realized for sold loans. The $0.1 million, or 1.8%, decrease in 2013 compared to 2012 was also driven by a slowdown in refinance activity, but was substantially offset by a higher margin realized for sold loans. Refinancing activity represented 14% of our loan production in 2014 compared to 32% and 39% for 2013 and 2012, respectively. Market conditions, housing activity, the level of interest rates and the percent of our fixed-rate production have significant impacts on our mortgage banking fees.

Data Processing Fees. For 2014, data processing fees totaled $1.5 million compared to $2.7 million for both 2013 and 2012. The decrease in 2014 compared to 2013 was attributable to the loss of a large government processing contract that began migrating to another processor in mid-2013, completing the transition in mid-2014. We currently maintain processing arrangements with four banks and two government agencies.

Other. Other noninterest income totaled $4.9 million in 2014 compared to $4.7 million in 2013 and $4.5 million in 2012. The increase in 2014 compared to 2013 reflects higher bank owned life insurance income and working capital financing fees. The increase in 2013 compared to 2012 was due to higher bonus income received from our debit card processor reflecting renegotiation of our processing agreement.

Noninterest Expense

Noninterest expense totaled $114.4 million in 2014 compared to $121.4 million in 2013 and $123.9 million in 2012. For 2014, the $7.0 million, or 5.8%, decrease was attributable to lower compensation expense of $3.9 million, OREO expense of $1.4 million, and other expense (excluding OREO expenses) of $2.2 million, partially offset by higher occupancy expense of $0.5 million. The reduction in compensation expense was primarily due to a decrease in pension plan expense partially offset by higher incentive expense for both cash and stock plans. Lower property carrying costs as well as a reduction in property valuation adjustments were the primary reasons for the reduction in OREO expense. The reduction in other expense was primarily attributable to lower FDIC insurance fees reflective of a favorable premium adjustment and reductions in both legal and professional fees. The increase in occupancy expense was due to higher maintenance contract costs reflective of security and technology upgrades and to a lesser extent higher building maintenance costs attributable to non-recurring expenditures.

For 2013, the $2.5 million, or 2.0%, decrease was attributable to lower occupancy expense of $0.7 million, OREO expense of $2.6 million, and other expense (excluding OREO expenses) of $1.1 million, partially offset by higher compensation of $1.9 million. The reduction in OREO expense was due to lower carrying costs and valuation adjustments reflecting improving property values in our markets. Declines were realized in most of the occupancy expense categories and were generally driven by stronger cost controls and other cost reduction initiatives. Lower legal fees, professional fees, and miscellaneous expense contributed to the reduction in other expense. The increase in compensation expense was attributable to an increase in associate benefit expense of $2.2 million, reflective of higher pension plan expense of $1.0 million and stock compensation expense of $0.9 million, partially offset by a $0.3 million reduction in salary expense.

Our operating efficiency ratio (expressed as noninterest expense as a percent of taxable equivalent net interest income plus noninterest income) was 89.68%, 91.09% and 88.72% in 2014, 2013 and 2012, respectively. A reduction in net interest income as well as elevated expenses for OREO expense, FDIC insurance fees, and pension costs was the primary reasons for the elevated efficiency ratio for all periods.

Expense management is an important part of our culture and strategic focus and we will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

(Dollars in Thousands)	2014	2013	2012
Salaries	$48,896	$48,584	$48,925
Associate Benefits	13,319	17,543	15,317
Total Compensation	62,215	66,127	64,242

Premises	9,126	8,863	9,152
Equipment	8,692	8,468	8,903
Total Occupancy	17,818	17,331	18,055

Legal Fees	3,187	3,663	4,303
Professional Fees	3,732	4,304	4,882
Processing Services	6,062	5,396	3,967
Advertising	1,461	1,719	1,815
Travel and Entertainment	900	870	839
Printing and Supplies	865	994	1,154
Telephone	1,903	1,891	1,896
Postage	1,147	1,309	1,595
Insurance – Other	2,934	4,144	4,104
Intangible Amortization	32	210	431
Other Real Estate	6,811	8,234	10,812
Miscellaneous	5,291	5,213	5,848
Total Other Expense	34,325	37,947	41,646

Total Noninterest Expense	$114,358	$121,405	$123,943

Various significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $62.2 million in 2014, $66.1 million in 2013, and $64.2 million in 2012. For 2014, the $3.9 million, or 5.9%, decrease from 2013 was attributable to lower associate benefit expense of $4.2 million partially offset by higher salary expense of $0.3 million. The decrease in associate benefit expense reflects lower pension plan expense of $5.0 million partially offset by higher stock compensation expense of $0.5 million and associate insurance expense of $0.3 million. The lower level of pension plan expense was attributable to the utilization of a higher discount rate (attributable to higher long-term rates at the end of 2013) for determining pension plan liabilities. Pension plan expense is determined by an external actuarial valuation based on assumptions that are evaluated annually, taking into consideration both current market conditions and anticipated long-term market conditions. A discussion of the sensitivity to these assumptions is detailed in the Critical Accounting Policy section of this report. Improved company performance drove the increase in stock compensation expense and rising health care costs contributed to the increase in associate insurance expense. The increase in salary expense was attributable to higher expense for our cash incentive plans reflective of improved individual and company performance. Lower associate salary expense reflective of reduced headcount partially offset the increase in cash incentives.

For 2013, the $1.9 million, or 2.9%, increase was due to higher associate benefit expense of $2.2 million partially offset by lower salary expense of $0.3 million. The increase in associate benefit expense reflects higher expense for our pension plans of $1.0 million primarily driven by the lower discount rate used for computing plan cost. Higher stock compensation expense of $0.9 million also contributed to the increase reflecting an improvement in company performance. The reduction in salary expense was driven by a reduction in base salary expense of $0.8 million attributable to further reduction in associate headcount that was partially offset by higher cash basis performance pay.

Occupancy. Occupancy expense (including premises and equipment) totaled $17.8 million for 2014, $17.3 million for 2013, and $18.1 million for 2012. For 2014, the $0.5 million, or 2.8%, increase over 2013 reflects higher premises expense of $0.3 million and equipment expense of $0.2 million. Higher building maintenance costs partially attributable to non-recurring expenditures drove the increase in premises expense. Higher maintenance contract costs reflective of security and technology upgrades drove the majority of the increase in equipment expense. For 2013, the $0.7 million, or 4.0%, decline from 2012 was attributable to a reduction in premises expense of $0.3 million and equipment expense of $0.4 million. The decrease in premises expense was primarily driven by lower lease and utility expense. During 2012 and 2013, we did not renew leases on two banking offices. An internal energy efficiency program initiated in early 2013 drove the reduction in utility costs. The decrease in equipment expense reflects lower depreciation expense reflecting full depreciation of our item processing system as well as lower expense for maintenance agreements.

Other. Other noninterest expense totaled $34.3 million in 2014, $37.9 million in 2013, and $41.6 million in 2012. For 2014, the $3.6 million, or 9.5%, decrease from 2013 was primarily attributable to lower OREO expense of $1.4 million, FDIC insurance fees of $1.2 million, legal fees of $0.5 million, and professional fees of $0.6 million. Lower property carrying costs driven by strong property sales during the year as well as a reduction in property valuation adjustments reflective of improving property values were the primary reasons for the reduction in OREO expense. The decrease in FDIC insurance fees was attributable to a favorable premium adjustment due to our improved financial performance. Legal fees declined due to a lower level of legal support needed for problem loan resolutions. Lower audit costs and consulting costs drove the reduction in professional fees.

For 2013, the $3.7 million, or 8.9%, decrease compared to 2012 reflects lower expense for OREO properties of $2.6 million, legal fees of $0.6 million, professional fees of $0.6 million, postage of $0.3 million, printing/supplies of $0.2 million, intangible amortization of $0.2 million, and miscellaneous expense of $0.6 million, partially offset by higher processing services of $1.4 million. OREO expense decreased due to lower property carrying costs and a reduction in net losses from the sale of properties reflecting improving property values in our markets. Lower legal costs to support collection/foreclosure activity and borrower bankruptcy proceedings drove the decline in legal fees. Professional fees decreased due to a reduction in cost for performing our goodwill analysis during the year as well as lower internal audits costs and real estate appraisal costs. The decline in postage costs reflects our initiative to migrate our clients to e-statements. Printing and supplies expense decreased due to stronger cost controls. Full amortization of our remaining core deposit intangible drove the decline in intangible amortization expense. The reduction in miscellaneous expense was attributable to the reclassification of our debit card processing costs to the processing services expense category. Processing services expense increased primarily due to the outsourcing of our item processing system in early 2013 and to a lesser extent the aforementioned reclassification of debit card processing costs.

Income Taxes

For 2014, we realized income tax expense of $1.7 million (effective tax rate of 15.2%) compared to income tax expense of $1.9 million (effective tax rate of 24.2%) in 2013 and an income tax benefit of $1.3 million (effective tax rate of 108.7%) in 2012. The tax provision for 2014 was favorably impacted by a $2.2 million state tax benefit attributable to an adjustment in our reserve for uncertain tax positions associated with prior year matters. These tax matters have been fully resolved and should not impact our tax provision going forward. The tax provisions for 2013 and 2012 were favorably affected by the resolution of state tax contingencies totaling approximately $0.8 million and $0.3, respectively. In 2015, we would expect the effective tax rate to return to a more normalized level of 35% to 36%.

FINANCIAL CONDITION

Average assets totaled approximately $2.564 billion for the year 2014, consistent with 2013. Average interest earning assets were approximately $2.238 billion, representing an increase of $23.9 million, or 1.1%, over 2013. Year-over-year, average short-term investments decreased $52.8 million, while investment securities increased $113.5 million. Average gross loans declined $36.8 million. We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our interest earning assets over the last three years.

Loans

In 2014, average loans decreased $36.8 million, or 2.5%, compared to a decrease of $105.8 million, or 6.8%, in 2013. Loans as a percent of average earning assets declined to 63.2% in 2014, down from the 2013 and 2012 levels of 65.5% and 69.8%, respectively. Year-over-year average balances in the loan portfolio experienced runoff in all loan types except commercial loans and indirect auto loans, which grew year-over year. Although our core loan portfolio continues to be impacted by normal amortization, levels of payoffs and pay downs declined in 2014 compared to the prior year, and the loan portfolio began experiencing overall growth beginning in the first quarter of 2014.

Without compromising our credit standards or taking on inordinate interest rate risk, we have modified several lending programs in our business (commercial real estate and consumer portfolios) to try to mitigate the significant impact that consumer and business deleveraging is having on our portfolio. These programs, coupled with economic improvements in our anchor markets, have helped to increase overall production. On a year-over-year basis, period-end loans increased $42.4 million, with the low point of loan balances occurring during the first quarter of 2014. These increases have occurred primarily in the commercial, construction, and indirect auto loan portfolios.

We originate mortgage loans secured by 1-4 family residential properties through our Residential Real Estate line of business, a majority of which are fixed-rate loans that are sold into the secondary market to third party purchasers on a best efforts delivery basis with servicing released. A majority of our adjustable rate loan product is retained in our loan portfolio.

Table 4

SOURCES OF EARNING ASSET GROWTH

	2013 to	Percentage	Components of
	2014	Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2014	2013	2012
Loans:
Commercial, Financial, and Agricultural	$4,174	17.0%	5.9%	5.8%	6.0%
Real Estate – Construction	(382)	(2.0)	1.8	1.9	1.8
Real Estate – Commercial Mortgage	(64,520)	(270.0)	23.1	26.2	27.5
Real Estate – Residential	(5,961)	(25.0)	14.1	14.5	16.3
Real Estate – Home Equity	(4,512)	(19.0)	10.1	10.5	10.8
Consumer	34,395	145.0	8.2	6.8	7.5
Total Loans	$(36,806)	(154.0)%	63.2%	65.7%	69.9%

Investment Securities:
Taxable	$130,220	544.0%	16.2%	10.5%	10.0%
Tax-Exempt	(16,718)	(70.0)	4.1	4.9	2.9
Total Securities	113,502	474.0	20.3	15.4	12.9

Funds Sold	(52,759)	(220.0)	16.5	18.9	17.2

Total Earning Assets	$23,937	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio decreased to 67.5% in 2014 from 70.1% in 2013. The lower loan-to-deposit ratio reflects both the decline in average loan balances, and growth in average deposits.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5. Table 6 arrays our total loan portfolio as of December 31, 2014, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 32.2% as of December 31, 2014, unchanged from December 31, 2013.

Table 5

LOANS BY CATEGORY

(Dollars in Thousands)	2014	2013	2012	2011	2010
Commercial, Financial and Agricultural	$136,925	$126,607	$139,850	$130,879	$157,394
Real Estate – Construction(1)	43,472	36,187	43,740	26,367	43,239
Real Estate – Commercial Mortgage	510,120	533,871	613,625	639,140	671,702
Real Estate – Residential(1)	304,781	315,582	329,947	399,371	430,541
Real Estate – Home Equity	229,572	227,922	236,263	244,263	251,565
Consumer	217,192	159,500	157,877	188,663	204,230
Total Loans, Net of Unearned Income	$1,442,062	$1,399,669	$1,521,302	$1,628,683	$1,758,671

(1)	Includes loans held for sale.
40

Table 6

LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$56,288	$61,770	$18,867	$136,925
Real Estate – Construction	38,289	2,542	2,641	43,472
Real Estate – Commercial Mortgage	59,368	100,663	350,089	510,120
Real Estate – Residential	29,753	42,290	232,738	304,781
Real Estate – Home Equity	593	46,855	182,124	229,572
Consumer(1)	13,822	193,695	9,675	217,192
Total	$198,113	$447,815	$796,134	$1,442,062

Loans with Fixed Rates	$82,374	$322,696	$59,800	$464,870
Loans with Floating or Adjustable Rates	115,739	125,119	736,334	977,192
Total	$198,113	$447,815	$796,134	$1,442,062

(1)	Demand loans and overdrafts are reported in the category of one year or less.

Risk Element Assets

Risk element assets consist of nonaccrual loans, OREO, TDRs, past due loans, potential problem loans, and loan concentrations. Table 7 depicts certain categories of our risk element assets as of December 31st for each of the last five years. Activity within our nonperforming asset portfolio is provided below in Table 8.

Nonperforming assets (nonaccrual loans and OREO) totaled $52.4 million at year-end 2014 compared to $85.0 million at year-end 2013. Nonaccrual loans totaled $16.8 million at year-end 2014, a decrease of $20.2 million from year-end 2013, reflective of loan resolutions (charge-offs, transfer of loans to OREO, and payments) and loans restored to an accrual status, which outpaced gross additions. Gross additions declined by $22 million and $17 million in 2014 and 2013, respectively. The balance of OREO totaled $35.7 million at year-end 2014, a decrease of $12.4 million from year-end 2013. We continued to experience progress during 2014 in our efforts to dispose of OREO selling properties totaling $23.8 million compared to $25.9 million in 2013. Nonperforming assets represented 2.00% of total assets at December 31, 2014 compared to 3.26% at December 31, 2013.

We continue to allocate significant resources to reduce our level of nonperforming assets, while mitigating losses and 2014 was another productive year in this respect.

Table 7

RISK ELEMENT ASSETS

(Dollars in Thousands)	2014	2013	2012	2011	2010
Nonaccruing Loans:
Commercial, Financial and Agricultural	$507	$188	$1,069	$755	$1,059
Real Estate – Construction	424	426	4,071	334	1,907
Real Estate – Commercial Mortgage	5,806	25,227	41,045	42,820	26,874
Real Estate – Residential	6,737	6,440	13,429	25,671	30,189
Real Estate – Home Equity	2,544	4,084	4,034	4,283	4,803
Consumer	751	599	574	1,160	868
Total Nonperforming Loans (“NPLs”)(1)	$16,769	$36,964	$64,222	$75,023	$65,700
Other Real Estate Owned	35,680	48,071	53,426	62,600	57,937
Total Nonperforming Assets (“NPAs”)	$52,449	$85,035	$117,648	$137,623	$123,637
Past Due Loans 30 – 89 Days	$6,792	$7,746	$9,934	$19,425	$24,193
Past Due Loans 90 Days or More (accruing)	—	—	—	224	159
Performing Troubled Debt Restructurings	$44,409	$44,764	$47,474	$37,675	$21,649

Nonperforming Loans/Loans	1.16%	2.64%	4.22%	4.61%	3.74%
Nonperforming Assets/Total Assets	2.00	3.26	4.47	5.21	4.72
Nonperforming Assets/Loans Plus OREO	3.55	5.87	7.47	8.14	6.81
Allowance/Nonperforming Loans	104.60%	62.48%	45.42%	41.37%	53.94%

(1)	Nonaccrual TDRs totaling $2.2 million and $11.0 million are included in nonaccrual/NPL totals for December 31, 2014 and December 31, 2013, respectively.

Table 8

NONPERFORMING ASSET ACTIVITY

(Dollars in Thousands)	2014	2013
NPA Beginning Balance:	$85,035	$117,648
Change in Nonaccrual Loans:
Beginning Balance	36,964	64,222
Additions	22,466	44,070
Charge-Offs	(8,857)	(11,523)
Transferred to OREO	(13,888)	(23,355)
Paid Off/Payments	(9,639)	(18,311)
Restored to Accrual	(10,277)	(18,139)
Ending Balance	16,769	36,964

Change in OREO:
Beginning Balance	48,071	53,426
Additions(1)	15,271	24,488
Valuation Write-downs	(3,142)	(3,592)
Sales	(23,791)	(25,940)
Other	(729)	(311)
Ending Balance	35,680	48,071

NPA Net Change	(32,586)	(32,613)
NPA Ending Balance	$52,449	$85,035

(1)	The difference in OREO additions and nonaccrual loans transferred to OREO represents loans migrating to OREO status that were not in a nonaccrual status in a prior period.

Nonaccrual Loans. Nonaccrual loans totaled $16.8 million at year-end 2014, a decrease of $20.2 million from year-end 2013. Gross additions to nonaccrual status during 2014 totaled $22.5 million compared to $44.1 million in 2013. A majority of the year-over-year decrease in nonaccrual loans was realized in the commercial mortgage loan category.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful. Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income. Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. If interest on our loans classified as nonaccrual during 2014 had been recognized on a fully accruing basis, we would have recorded an additional $1.5 million of interest income for the year ended December 31, 2014.

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

OREO totaled $35.7 million at December 31, 2014 versus $48.1 million at December 31, 2013. During 2014, we added properties totaling $15.3 million and partially or completely liquidated properties totaling $23.8 million. Revaluation adjustments for other real estate owned properties during 2014 totaled $3.1 million and were charged to noninterest expense when realized. For 2013, we added properties totaling $24.5 million and partially or completely liquidated properties totaling $26.3 million. Revaluation adjustments for other real estate owned properties during 2013 totaled $3.6 million and were charged to noninterest expense when realized.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2014	2013
Lots/Land	$19,405	$29,821
Residential 1-4	4,430	3,964
Commercial Building	10,197	12,702
Other	1,648	1,584
Total OREO	$35,680	$48,071

Troubled Debt Restructurings. TDRs are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified and deemed a concession to the borrower. From time to time we will modify a loan as a workout alternative. Most of these instances involve a principal moratorium, extension of the loan term, or interest rate reduction.

Loans classified as TDRs at year-end 2014 totaled $46.7 million compared to $55.8 million at year-end 2013. Accruing TDRs make up approximately $44.4 million, or 95%, of our TDR portfolio at year-end 2014 of which $2.1 million was over 30 days past due. The weighted average rate for the loans within the accruing TDR portfolio is 5.2%. During 2014, we modified 28 loan contracts totaling approximately $4.1 million of which four loan contracts totaling $0.4 million have defaulted. Our TDR default rate (default balance as a percentage of average TDRs) during 2014 and 2013 was 16% and 10%, respectively.

The composition of our TDR portfolio as of December 31 is provided in the table below.

	2014		2013
(Dollars in Thousands)	Accruing	Nonaccruing(1)	Accruing	Nonaccruing(1)
Commercial, Financial and Agricultural	$838	$266	$1,511	$—
Real Estate – Construction	—	—	156	—
Real Estate – Commercial Mortgage	26,565	—	24,735	10,308
Real Estate – Residential	14,940	1,622	16,441	458
Real Estate – Home Equity	1,856	356	1,576	241
Consumer	211	—	345	—
Total TDRs	$44,410	$2,244	$44,764	$11,007

(1) Nonaccruing TDRs are included in nonaccrual/NPL totals and NPA/NPL ratio calculations.

Activity within our TDR portfolio is provided in the table below.

(Dollars in Thousands)	2014	2013
TDR Beginning Balance:	$55,770	$57,353
Additions	4,978	12,742
Charge-Offs	(370)	(1,018)
Paid Off/Payments	(5,573)	(5,724)
Removal Due to Change in TDR Status	(73)	(1,632)
Defaults	(8,078)	(5,950)
TDR Ending Balance	$46,654	$55,771

Past Due Loans. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due. Past due loans at year-end 2014 totaled $6.8 million compared to $7.7 million at year-end 2013.

Potential Problem Loans. Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms. At December 31, 2014, we had $6.4 million in loans of this type which are not included in either of the nonaccrual, TDR or 90 day past due loan categories compared to $7.4 million at December 31, 2013. Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans. Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the loan portfolio has historically been secured with real estate, approximately 75% at year-end 2014 and 79% at year-end 2013. The primary types of real estate collateral are commercial properties and 1-4 family residential properties. At December 31, 2014, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 35.4% and 37.1%, respectively, of the total loan portfolio.

The following table summarizes our real estate loan portfolio as segregated by the type of property. Property type concentrations are stated as a percentage of year-end total real estate loans.

	2014		2013
	Investor Real Estate	Owner Occupied Real Estate	Investor Real Estate	Owner Occupied Real Estate
Vacant Land, Construction, and Land Development	10.0%	—	10.0%	—
Improved Property	22.0%	68.0%	23.2%	66.8%
Total Real Estate Loans	32.0%	68.0%	33.2%	66.8%

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-collection than certain segments of the investor category. Approximately 74% of the land/construction category was secured by residential real estate at year-end 2014.

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

For 2014, our net charge-offs totaled $7.5 million, or 0.53%, of average loans, compared to $9.5 million, or 0.66%, for 2013, and $18.0 million, or 1.16%, for 2012. Lower residential and construction loan charge-offs of $1.6 million and $1.1 million, respectively, drove the decrease in net charge-offs in 2014. Reductions in residential and commercial real estate loan charge-offs of $5.9 million and $2.4 million, respectively, drove the decline in net charge-offs in 2013. At year-end 2014, the allowance for loan losses of $17.5 million was 1.22% of outstanding loans (net of overdrafts) and provided coverage of 105% of nonperforming loans compared to 1.65% and 62%, respectively, at year-end 2013, and 1.93% and 45%, respectively, at year-end 2012.

Table 10 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed.

The reduction in the allowance for loan losses from December 31, 2013 to December 31, 2014 was primarily attributable to a decline in general reserves reflective of slower problem loan migration, lower loan loss experience, as well as continued improvement in credit quality metrics. A decrease in our impaired loan balance and related reserves contributed to a lesser extent and reflects slower inflow and successful resolutions, as well as lower loss content. It is management’s opinion that the allowance at December 31, 2014 is adequate to absorb probable losses inherent in the loan portfolio at year-end. The reduction in the allowance for loan losses from December 31, 2012 to December 31, 2013 was primarily attributable to a decline in impaired loan reserves and to a lesser extent lower general reserves. Successful impaired loan resolutions and slower inflow drove the decrease in impaired loan reserves. The reduction in general reserves was primarily attributable to favorable problem loan migration and lower loan loss experience. In 2013, we incorporated subjective factors of estimation risk into each loan category which eliminated the unallocated portion of the allowance.

Table 9

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)	2014		2013		2012		2011		2010
Balance at Beginning of Year	$23,095		$29,167		$31,035		$35,436		$43,999

Charge-Offs:
Commercial, Financial and Agricultural	871		748		822		1,843		2,118
Real Estate - Construction	28		1,070		629		114		5,877
Real Estate - Commercial	3,788		3,651		6,031		6,713		8,762
Real Estate - Residential	2,160		3,835		9,719		11,870		12,168
Real Estate - Home Equity	1,379		1,159		2,896		2,727		3,087
Consumer	1,820		1,751		2,125		2,924		3,502
Total Charge-Offs	10,046		12,214		22,222		26,191		35,514

Recoveries:
Commercial, Financial and Agricultural	214		209		290		387		370
Real Estate - Construction	9		1		43		14		8
Real Estate - Commercial	468		363		682		251		261
Real Estate - Residential	752		838		1,291		478		385
Real Estate - Home Equity	141		294		399		214		555
Consumer	1,001		965		1,483		1,450		1,548
Total Recoveries	2,585		2,670		4,188		2,794		3,127

Net Charge-Offs	7,461		9,544		18,034		23,397		32,387

Provision for Loan Losses	1,905		3,472		16,166		18,996		23,824

Balance at End of Year	$17,539		$23,095		$29,167		$31,035		$35,436

Ratio of Net Charge-Offs to Average Loans Outstanding	0.53%		0.66%		1.16%		1.39%		1.77%

Allowance for Loan Losses as a Percent of Loans at End of Year	1.22%		1.65%		1.93%		1.91%		2.01%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	2.35	x	2.42	x	1.62	x	1.33	x	1.09	x
45

Table 10

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2014		2013		2012		2011		2010
(Dollars in Thousands)	Allow- ance Amount	Percent of Loans in Each Category To Total Loans	Allow- ance Amount	Percent of Loans in Each Category To Total Loans	Allow- ance Amount	Percent of Loans in Each Category To Total Loans	Allow- ance Amount	Percent of Loans in Each Category To Total Loans	Allow- ance Amount	Percent of Loans in Each Category To Total Loans
Commercial, Financial and Agricultural	$784	9.5%	$699	9.0%	$1,253	9.2%	$1,534	8.0%	$1,544	8.9%
Real Estate:
Construction	843	3.0	1,580	2.6	2,856	2.9	1,133	1.6	2,060	2.5
Commercial	5,287	35.4	7,710	38.1	11,081	40.3	10,660	39.2	8,645	38.2
Residential	6,520	21.1	9,073	22.6	8,678	21.7	12,518	24.5	17,046	24.5
Home Equity	2,882	15.9	3,051	16.3	2,945	15.5	2,392	15.0	2,522	14.3
Consumer	1,223	15.1	982	11.4	1,327	10.4	1,887	11.7	2,612	11.6
Not Allocated	—	—	—	—	1,027	—	911	—	1,007	—

Total	$17,539	100.0%	$23,095	100.0%	$29,167	100.0%	$31,035	100.0%	$35,436	100.0%

Investment Securities

In 2014, our average investment portfolio increased $113.5 million, or 33.4%, from 2013 and increased $51.2 million, or 17.7%, from 2012 to 2013. As a percentage of average earning assets, the investment portfolio represented 20.3% in 2014, compared to 15.4% in 2013. In both 2013 and 2014, the increase in the average balance of the investment portfolio resulted from strategically growing investment purchases to better deploy our overnight funds and improve the overall composition of our earning assets. In 2015, we will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and the Bank’s overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). In 2013 and 2014, securities were purchased under both the AFS and HTM designations. As of December 31, 2014, $332.8 million, or 67.1% of the investment portfolio was classified as AFS, with the remaining $163.4 million classified as HTM.

In 2014, average taxable investments increased $130.2 million, or 56.1%, while tax-exempt investments decreased $16.7 million, or 15.5%. Taxable investments increased as part of our overall investment strategy in 2014. Short-term yields improved during the year making these investments more attractive. Average balances of tax-exempt investments decreased as high quality non-taxable securities with attractive spreads were less readily available in 2014. Management will continue to purchase municipal issues as they become available and when it considers the yield to be attractive.

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

At December 31, 2014, the investment portfolio maintained a net pre-tax unrealized gain of $0.5 million in the AFS portfolio compared to a net pre-tax unrealized gain of $0.3 million at December 31, 2013. At December 31, 2014, there were 157 positions (combined AFS and HTM) with unrealized losses totaling $0.7 million. Of the 157 positions, 84 were Ginnie Mae mortgage-backed securities (GNMA), US Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the US Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. There were 24 SBA positions and 24 GMNA positions in an unrealized loss position for longer than 12 months, and have unrealized losses of $231,000 and $88,000, respectively. There were 64 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. One of these positions was in an unrealized loss position for longer than 12 months, and had an unrealized loss of $5,000. The remaining nine securities are Federal Farm Credit or Federal Home Loan Bank agency bonds, none of which have been in an unrealized loss position for longer than 12 months. No positions with unrealized losses are considered impaired, and all positions are expected to mature at par or better.

The average maturity of the total portfolio at December 31, 2014 and 2013 was 2.17 and 1.95 years, respectively. Balances in all asset classes increased compared to last year with the exception of GNMA mortgage-backed securities and non-taxable municipal bonds. Purchases of U.S. Treasuries with maturities out to three and one-half years were added in 2014 which extended the average life of the investment portfolio. See Table 12 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2014 was 1.00% versus 0.94% in 2013. This higher yield was a result of most new purchases being made at higher market rates during 2014. Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners’ equity at December 31, 2014. New investments continue to be made selectively in short-duration, high quality bonds.

Table 11 and Table 12 present a detailed analysis of our investment securities as to type, maturity and yield at December 31.

Table 11

INVESTMENT SECURITIES BY CATEGORY

	2014		2013		2012
(Dollars in Thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for Sale
U.S. Government Treasury	$186,031	37%	$71,833	18%	$97,249	33%
U.S. Government Agency	96,097	19%	75,146	19%	51,664	17%
States and Political Subdivisions	2,287	—%	91,753	23%	79,879	27%
Mortgage-Backed Securities	48,388	10%	2,795	1%	56,982	19%
Equity Securities	8,745	2%	9,893	2%	11,211	4%
Total	341,548	68%	251,420	63%	296,985	100%

Held to Maturity
U.S. Government Treasury	76,179	15%	43,533	11%	—	—%
U.S. Government Agency	19,807	4%	15,794	4%	—	—%
States and Political Subdivisions	40,878	8%	33,216	8%	—	—%
Mortgage-Backed Securities	26,717	5%	55,668	14%	—	—%
Total	163,581	32%	148,211	37%	—	—%
Total Investment Securities	$505,129	100%	$399,631	100%	296,985	100%

Table 12

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within 1 year		1 - 5 years		5 - 10 years		After 10 years		Total
(Dollars in Thousands)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)
Available for Sale
U.S. Government Treasury	$14,222	0.34%	$171,809	0.92%	$—	—%	$—	—%	$186,031	0.88%
U.S. Government Agency	11,841	0.45	84,256	0.84	—	—	—	—	96,097	0.79
States and Political Subdivisions	20,620	0.81	27,768	1.06	—	—	—	—	48,388	0.95
Mortgage-Backed Securities(1)	136	1.91	2,097	5.08	54	1.54	—	—	2,287	4.81
Other Securities(2)	—	—	—	—	—	—	8,745	5.15	8,745	5.15
Total	$46,819	0.58%	$285,930	0.94%	$54	1.54%	$8,745	5.15%	$341,548	1.00%

Held to Maturity
U.S. Government Treasury	$—	—%	$76,179	0.83%	$—	—%	$—	—%	$76,179	0.83%
U.S. Government Agency	—	—	19,807	0.79	—	—	—	—	19,807	0.79
States and Political Subdivisions	17,958	0.60	8,759	0.90	—	—	—	—	26,717	0.70
Mortgage-Backed Securities(1)	3,983	1.24	36,895	1.72	—	—	—	—	40,878	1.67
Total	$21,941	0.72%	$141,640	1.06%	$—	—%	$—	—%	$163,581	1.02%

Total Investment Securities	$68,760	0.63%	$427,570	0.98%	$54	1.54%	$8,745	5.15%	$505,129	1.01%

(1)	Based on weighted-average life.
(2)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3)	Weighted average yield calculated based on current amortized cost balances – not presented on a tax equivalent basis.
48

Deposits and Funds Purchased

Average total deposits for the year were $2.093 billion; an increase of $23.4 million, or 1.1%, compared to the same period in 2013 and deposits decreased $35.6 million, or 1.7%, from 2012 to 2013. Increases in noninterest bearing deposits and savings accounts were partially offset by declines in the remaining product types. The decline occurring from 2012 to 2013 was attributable to decreases in NOW accounts and certificates of deposit, and was partially offset by increases in noninterest bearing deposits, money market accounts, and savings accounts.

As is typical, the seasonal inflow of public funds started in the fourth quarter of 2014 and is expected to continue through the first quarter of 2015. Deposit levels remain strong and our mix of deposits continues to improve slightly as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts. Prudent pricing discipline will continue to be the key to managing our mix of deposits. Our strategy is to manage the mix of our deposits rather than compete on rate, which enables us to maintain an exceptionally low cost of funds – 15 basis points in the fourth quarter and 16 basis points for the year 2014.

Average total deposits were $2.077 billion for the fourth quarter of 2014, an increase of $14.5 million, or 0.7%, from the third quarter of 2014. The higher level of deposits when compared to the prior period reflects higher noninterest bearing deposits and NOW accounts (reflecting the inflow of public funds), and savings accounts, partially offset by declines in money markets and certificates of deposit.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 13 reflects the shift in our deposit mix over the last year and Table 13 provides a maturity distribution of time deposits in denominations of $100,000 and over at December 31, 2014.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, FHLB advances (maturing in less than one year), and other borrowings, decreased $9.5 million, or 17.7% in 2014. The lower balance is attributable to decreases in both repurchase agreements and other borrowed funds by $5.4 million and $4.1 million, respectively. See Note 7 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

We continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 13

SOURCES OF DEPOSIT GROWTH

	2013 to	Percentage	Components of
	2014	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2014	2013	2012
Noninterest Bearing Deposits	$40,071	171.2%	32.1%	30.5%	29.0%
NOW Accounts	(3,647)	(15.6)	34.2	34.8	36.6
Money Market Accounts	(11,153)	(47.6)	13.0	13.7	13.3
Savings	23,351	99.8	10.9	9.8	8.3
Time Deposits	(25,218)	(107.8)	9.8	11.2	12.8
Total Deposits	$23,404	100.0%	100.0%	100.0%	100.0%

Table 14

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	2014
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$16,830	32.0%
Over three through six months	13,031	24.8
Over six through twelve months	16,518	31.4
Over twelve months	6,232	11.8
Total	$52,611	100.0%
49

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

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-10.0%	-7.5%	-5.0%	-5.0%
December 31, 2014	2.7%	4.0%	-1.1%	-2.9%
December 31, 2013	11.0%	10.7%	7.4%	-1.8%
50

The Net Interest Income at Risk position improved for the month ended December 2014, when compared to the same period in 2013 for all rising rate scenarios. Our largest exposure is when rates decline 100 basis points, with a measure of -2.9%, which remains within our policy limit of -5.0%. The year-over-year unfavorable variance is primarily attributable to lower levels of overnight funds, offset by higher investments and performing loan portfolios. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY(1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-12.5%	-10.0%	-7.5%	-7.5%
December 31, 2014	-2.1%	1.0%	-3.3%	-8.3%
December 31, 2013	0.8%	3.8%	4.0%	-5.9%

The unfavorable variance year over year in all scenarios was attributable to a shift in mix of assets from overnight funds to securities and the loan portfolio, and a more conservative set of rising rate deposit pricing and decay assumptions. Management continuously works to hone and validate these assumptions as historical data is gathered and current market conditions change.

(1)	Down 200 and 300 rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to fund our operational needs, loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2014 and 2013, our principal source of funding has been our clients’ deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

As of December 31, 2014, we have the ability to generate $896.4 million in additional liquidity through all of our available resources. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available. A liquidity stress test is completed quarterly based on events that could potentially occur at the Bank with the results reported to ALCO, MROC, EROC and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments. The weighted-average life of the portfolio is 2.17 years and as of year-end had a net unrealized pre-tax gain of $0.5 million.

Our average overnight funds (defined as funds sold plus interest bearing deposits with other banks less funds purchased) position was $288.6 million during the fourth quarter of 2014 compared to an average net overnight funds sold position of $317.6 million in the prior quarter and an average overnight funds sold position of $411.6 million in the fourth quarter of 2013. The decrease when compared to both prior periods reflects the increase in our investment and loan portfolios.

Although we have experienced loan growth in 2014, we continue to work on lowering the level of overnight funds by adding to our investment portfolio with short-duration, high quality securities and reducing deposit balances. We offer to our clients a fully-insured money market account which is provided by a third party and can serve as an alternative investment for some of our higher balance depositors while at the same time allowing us to maintain the account relationship. Until such time that attractive investment alternatives arise, we will continue to execute these strategies as well as seek other initiatives in an effort to better deploy our overnight fund balances.

Capital expenditures are expected to approximate $5.0 million over the next 12 months, which consist primarily of ATM replacements, furniture and fixtures, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

Borrowings

At December 31, 2014, advances from the FHLB consisted of $33.1 million in outstanding debt consisting of 33 notes. In 2014, the Bank made FHLB advance payments totaling $8.9 million, which includes seven advances that matured or were paid off. No new FHLB advances were obtained in 2014. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings. The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of 3-month LIBOR plus a margin of 1.90%. This note matures on December 31, 2034. The interest payment for the CCBG Capital Trust II borrowing is due quarterly and will adjust annually to a variable rate of 3-month LIBOR plus a margin of 1.80%. This note matures on June 15, 2035. The proceeds of these borrowings were used to partially fund acquisitions.

Table 15

CONTRACTUAL CASH OBLIGATIONS

Table 15 sets forth certain information about contractual cash obligations at December 31, 2014.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Yrs	Total
Federal Home Loan Bank Advances	$4,765	$9,344	$12,367	$6,635	$33,111
Subordinated Notes Payable	—	—	—	62,887	62,887
Operating Lease Obligations	536	897	429	3,234	5,096
Time Deposit Maturities	165,989	25,990	1,876	1,726	195,581
Total Contractual Cash Obligations	$171,290	$36,231	$14,672	$74,482	$296,675

Capital

Shareowners’ equity totaled $272.5 million at December 31, 2014 compared to $276.4 million at December 31, 2013. During 2014, shareowners’ equity decreased $3.9 million, or 1.4%. During the year, shareowners’ equity was positively impacted by net income of $9.3 million, stock compensation accretion of $1.3 million, and net adjustments totaling $0.3 million related to transactions under our stock compensation plans. Shareowners’ equity was reduced by common stock dividends of $1.6 million, share repurchases totaling $0.3 million, and a $12.9 million increase in the accumulated other comprehensive loss for our pension plan.

Shareowners’ equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2014	2013	2012
Common Stock	$174	$174	$172
Additional Paid-in Capital	42,569	41,152	38,707
Retained Earnings	251,306	243,614	237,569
Subtotal	294,049	284,940	276,448
Accumulated Other Comprehensive Loss, Net of Tax	(21,509)	(8,540)	(29,559)
Total Shareowners’ Equity	$272,540	$276,400	$246,889

We continue to maintain a strong capital position. The ratio of shareowners’ equity to total assets at year-end was 10.37%, 10.58%, and 9.37%, in 2014, 2013, and 2012, respectively. Management believes our strong capital base offered protection during the course of the last economic downturn and provides sufficient capacity to meet our strategic objectives.

We are subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier I Capital. As of December 31, 2014, we exceeded these capital guidelines with a total risk-based capital ratio of 17.76% and a Tier I capital ratio of 16.67%, compared to 17.94% and 16.56%, respectively, in 2013. As allowed by Federal Reserve capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier I Capital in our capital calculations previously noted. See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings. See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

The federal banking regulators issued new capital rules establishing a new comprehensive capital framework for U.S. banking organizations which will become effective January 1, 2015 (subject to a phase-in period) (the “Basel III Capital Rules”). Refer to the Regulatory Considerations – Capital Regulations section on page 14 for a detailed discussion of the new Basel III capital requirements. Upon implementation of the new capital standards, we believe that we will meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

A leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier I Capital divided by average assets. The minimum leverage ratio under this standard is 4% for the highest-rated bank holding companies which are not undertaking significant expansion programs. A higher standard may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2014, we had a leverage ratio of 10.99% compared to 10.46% in 2013.

At December 31, 2014, our common stock had a book value of $15.53 per diluted share compared to $15.85 at December 31, 2013. Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2014, the net unrealized gain was $59,000 compared to a $132,000 net unrealized loss at December 31, 2013. The aforementioned net unrealized gain of $59,000 reflects a $322,000 gain on available for sale securities and $263,000 in unamortized loss related to the transfer of securities to HTM in 2013. Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715. At December 31, 2014, the net pension liability reflected in other comprehensive loss was $21.6 million compared to $8.4 million at December 31, 2013. The increase in our unfunded pension liability was primarily due to (1) a decrease in the plan discount rate (attributable to lower long-term rates at the end of 2014), which drives an increase in pension liabilities, and (2) the incorporation of recent changes to the mortality tables used to calculate pension liabilities.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. During 2014, we repurchased 19,600 shares of our outstanding common stock at an average price of $13.69 per share under the plan.

We offer an Associate Incentive Plan under which certain associates are eligible to earn equity-based awards based upon achieving established performance goals. In 2014, 76,547 shares were earned under this plan of which 3,200 shares were issued in 2014 and 73,347 were issued in January 2015. In 2013, 66,137 shares were earned under this plan of which 3,100 were issued in 2013 and 63,037 were issued in January 2014.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount. In 2014, 39,562 shares, valued at approximately $0.6 million (before 10% discount), were issued under these plans. In 2013, we issued 96,946 shares, valued at approximately $1.1 million (before 10% discount).

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

At December 31, 2014, we had $312.1 million in commitments to extend credit and $8.3 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FOURTH QUARTER 2014 – FINANCIAL RESULTS

Results of Operations

We realized net income of $1.9 million, or $0.11 per diluted share for the fourth quarter of 2014, compared to net income of $2.1 million, or $0.12 per diluted share for the third quarter of 2014. The decline in earnings reflects a $0.3 million decrease in noninterest income, an increase in the loan loss provision of $0.2 million, and higher income taxes of $0.1 million that were partially offset by higher net interest income of $0.1 million and lower noninterest expense of $0.3 million.

Tax equivalent net interest income for the fourth quarter of 2014 was $19.1 million compared to $19.0 million for the third quarter of 2014. During the fourth quarter we realized a positive shift in our earning asset mix due to growth in the investment and loan portfolios. Unfavorable asset repricing continued through the quarter and was only partially offset by a slight reduction in the cost of funds. The net interest margin for the fourth quarter of 2014 was 3.43%, an increase of one basis point over the third quarter of 2014 driven growth in our investment and loan portfolios.

The provision for loan losses for the fourth quarter of 2014 was $0.6 million compared to $0.4 million for the third quarter of 2014 driven by a higher level loan charge-offs. Net charge-offs for the fourth quarter of 2014 totaled $2.2 million, or 0.61% (annualized) of average loans, compared to $1.9 million, or 0.52% (annualized), for the third quarter of 2014.

Noninterest income for the fourth quarter of 2014 totaled $13.1 million, a $0.3 million, or 2.2%, decrease from the third quarter of 2014. The decrease reflects lower deposit fees of $0.2 million, wealth management fees of $0.1 million, mortgage banking fees of $0.1 million, and data processing fees of $0.1 million that were partially offset by higher other income of $0.2 million. Deposit fees declined due to a lower level of overdraft fees. Lower trade activity by our retail brokerage clients drove the reduction in wealth management fees. The decrease in mortgage banking fees was generally attributable to a seasonal slowdown in home purchase activity in our markets. The reduction in data processing fees is related to the loss of a government processing contract during 2014. Higher bank owned life insurance income and working capital finance fees drove the increase in other income.

Noninterest expense for the fourth quarter of 2014 totaled $28.3 million, a decrease of $0.3 million, or 1.0%, from the third quarter of 2014 reflective of lower OREO expense of $0.4, occupancy expense of $0.2 million and other expense of $0.2 million, partially offset by a higher compensation expense of $0.5 million. The decline in OREO expense was primarily attributable lower property carrying costs. Lower maintenance and repair costs for our premises and lower utility costs drove the reduction in occupancy expense. The reduction in other expense was primarily attributable to a decline in legal fees and advertising costs. The higher level of compensation expense was primarily attributable to an increase in stock compensation expense reflective of a higher level of performance for our stock incentive plans.

Discussion of Financial Condition

Average earning assets were $2.213 billion for the fourth quarter of 2014, an increase of $3.4 million, or 0.2%, over the third quarter of 2014, attributable to a higher level of total deposits. Growth in both the loan and investment portfolios led to a more favorable earning asset mix.

Average loans were $1.427 billion for the fourth quarter of 2014, a $5.4 million, or 0.4%, increase over the third quarter of 2014 continuing growth in period end loans for four consecutive quarters. The growth continues to be driven primarily by the consumer portfolio while the commercial real estate portfolio declined.

Nonperforming assets (nonaccrual loans and OREO) totaled $52.4 million at December 31, 2014, a decrease of $12.8 million from September 30, 2014. Nonaccrual loans totaled $16.8 million at December 31, 2014, a decrease of $6.7 million from September 30, 2014. Nonaccrual loan additions totaled $5.8 million in the fourth quarter of 2014 compared to $4.8 million for the third quarter of 2014. The balance of OREO totaled $35.7 million at December 31, 2014, a decrease of $6.0 million from September 30, 2014. For the fourth quarter of 2014, we added properties totaling $3.2 million, sold properties totaling $7.9 million, recorded valuation adjustments totaling $0.9 million, and realized miscellaneous adjustments of $0.4 million. Nonperforming assets represented 2.00% of total assets at December 31, 2014 compared to 2.61% at September 30, 2014.

Average total deposits were $2.077 billion for the fourth quarter of 2014, an increase of $14.5 million, or 0.7%, over the third quarter of 2014. The higher level of deposits reflects higher noninterest bearing deposits and savings accounts, partially offset by declines in money markets and certificates of deposit. The seasonal inflow of public funds started in the fourth quarter of 2014 and will continue through the first quarter of 2015. Deposit levels remain strong and our mix of deposits continues to improve as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts. Average borrowings increased by $4.0 million attributable to higher repurchase agreement balances.

Equity capital was $272.5 million as of December 31, 2014, compared to $283.3 million as of September 30, 2014. Our leverage ratio was 10.99% and 10.97% for these periods. Further, our risk-adjusted capital ratio was 17.76% at December 31, 2014 compared to 18.08% at September 30, 2014, significantly exceeding the 10.0% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines. At December 31, 2014, our tangible common equity ratio was 7.38%, compared to 8.22% at September 30, 2014. The decline in equity and certain capital ratios in the fourth quarter of 2014 were due to an unfavorable adjustment in the pension component of our other comprehensive income. The unfavorable adjustment reflects (1) a decrease in the plan discount rate (attributable to lower long-term rates at the end of 2014), which drives an increase in pension liabilities, and (2) the incorporation of recent changes to the mortality tables used to calculate pension liabilities.

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

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance is the amount considered adequate to absorb losses inherent in the loan portfolio based on management’s evaluation of credit risk as of the balance sheet date.

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

The Company’s allowance for loan losses consists of two components: (i) specific reserves established for probable losses on impaired loans; and (ii) general reserves for non-homogenous loans not deemed impaired and homogenous loan pools based on, but not limited to, historical loan loss experience, current economic and market conditions, levels of past due loans, and levels of problem loans.

Our financial results are affected by the changes in and the absolute level of the allowance for loan losses. This estimation process is judgmental and requires an estimate of the loss severity rates that we apply to our unimpaired loan portfolio. In the event that estimated loss severity rates for our unimpaired loan portfolio increased by 10%, the allowance for loan losses would increase by approximately $0.9 million.

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

Given the Company’s net book value exceeded its market capitalization as of the annual impairment testing date, we proceeded with Step One of the annual goodwill impairment test. We first estimated the fair value of the reporting unit utilizing a market approach that was supplemented with a reconciliation of the resulting equity value of the Company with our market capitalization. The market approach utilized the guideline company valuation (“GLC”) method to determine the overall equity valuation. A book and tangible book multiple was developed to determine a market value of equity on a controlling basis. A control premium was then applied to the minority value to calculate a Step One value indication for the Company. The multiples that resulted from the GLC method were validated by comparing to peer companies. Based on the valuation developed as part of Step One, the estimated fair value of our reporting unit exceeded the carrying value of goodwill and therefore, no Step Two was required. For Step One of the impairment testing, change in economic conditions and observable bank purchase transactions can impact the outcome of the market valuation approach.

Pension Assumptions. We have a defined benefit pension plan for the benefit of substantially all of our associates. Our funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, which is included in the Consolidated Statements of Operations in noninterest expense as “Compensation,” is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching the anticipated defined pension plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate. This methodology is applied consistently from year-to-year. The discount rate utilized in 2014 was 5.00%. The estimated impact to 2014 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $662,000 and $695,000, respectively. We anticipate using a 4.15% discount rate in 2015.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). The weighted-average expected long-term rate of return on plan assets utilized for 2014 was 7.5%. The estimated impact to 2014 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $250,000 increase or decrease, respectively. We anticipate using a rate of return on plan assets for 2015 of 7.5%.

The assumed rate of annual compensation increases of 3.25% in 2014 reflected expected trends in salaries and the employee base. We anticipate using a compensation increase of 3.25% for 2015 reflecting current market trends.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or will likely impact our results in 2015. Please refer to Note 1 of the Notes to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Table 16

QUARTERLY FINANCIAL DATA (Unaudited)

	2014				2013
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$19,871	$19,766	$19,348	$19,236	$20,076	$20,250	$20,698	$21,128
Interest Expense	852	868	910	950	1,080	1,050	1,103	1,183
Net Interest Income	19,019	18,898	18,438	18,286	18,996	19,200	19,595	19,945
Provision for Loan Losses	623	424	499	359	397	555	1,450	1,070
Net Interest Income After Provision for Loan Losses	18,396	18,474	17,939	17,927	18,599	18,645	18,145	18,875
Noninterest Income	13,053	13,351	13,347	12,785	13,825	14,026	13,731	13,528
Noninterest Expense	28,309	28,607	29,076	28,366	29,647	30,153	30,464	31,140
Income Before Income Taxes	3,140	3,218	2,210	2,346	2,777	2,518	1,412	1,263
Income Tax Expense (Benefit)	1,219	1,103	737	(1,405)	5	927	569	424
Net Income	$1,921	$2,115	$1,473	$3,751	$2,772	$1,591	$843	$839
Net Interest Income (FTE)	$19,124	$19,020	$18,567	$18,424	$19,141	$19,355	$19,744	$20,079

Per Common Share:
Net Income Basic	$0.11	$0.12	$0.08	$0.22	$0.16	$0.09	$0.05	$0.05
Net Income Diluted	0.11	0.12	0.08	0.22	0.16	0.09	0.05	0.05
Cash Dividends Declared	0.03	0.02	0.02	0.02	0.00	0.00	0.00	0.00
Diluted Book Value	15.53	16.18	16.08	16.02	15.85	14.44	14.36	14.35
Market Price:
High	16.00	14.98	14.71	14.59	12.69	13.08	12.64	12.54
Low	13.00	13.26	12.60	11.56	11.33	11.06	10.12	10.95
Close	15.54	13.54	14.53	13.28	11.77	11.78	11.53	12.35

Selected Average Balances:
Loans, Net	$1,426,756	$1,421,327	$1,411,988	$1,395,506	$1,414,909	$1,436,039	$1,456,904	$1,496,432
Earning Assets	2,212,781	2,209,429	2,260,885	2,268,320	2,206,286	2,201,390	2,206,694	2,240,889
Total Assets	2,549,736	2,530,571	2,578,993	2,598,307	2,553,653	2,558,395	2,564,528	2,598,680
Deposits	2,077,365	2,062,881	2,109,563	2,124,960	2,050,870	2,059,498	2,067,647	2,102,967
Shareowners’ Equity	286,029	284,130	282,346	279,729	253,999	251,617	250,485	249,557
Common Equivalent Average Shares:
Basic	17,433	17,440	17,427	17,399	17,341	17,336	17,319	17,302
Diluted	17,530	17,519	17,488	17,439	17,423	17,396	17,355	17,309

Performance Ratios:
Return on Average Assets	0.30%	0.33%	0.23%	0.59%	0.43%	0.25%	0.13%	0.13%
Return on Average Equity	2.66	2.95	2.09	5.44	4.33	2.51	1.35	1.36
Net Interest Margin (FTE)	3.43	3.42	3.29	3.29	3.45	3.49	3.59	3.64
Noninterest Income as % of Operating Revenue	40.70	41.40	41.99	41.15	42.12	42.21	41.20	40.42
Efficiency Ratio	88.16	88.44	91.15	91.02	90.22	90.42	91.07	92.67

Asset Quality:
Allowance for Loan Losses	$17,539	$19,093	$20,543	$22,110	$23,095	$25,010	$27,294	$27,803
Allowance for Loan Losses to Loans	1.22%	1.34%	1.45%	1.57%	1.65%	1.75%	1.89%	1.90%
Nonperforming Assets (“NPA’s”)	52,449	65,208	68.249	78,594	85,035	94,700	96,653	103,869
NPA’s to Total Assets	2.00	2.61	2.66	2.98	3.26	3.77	3.77	3.99
NPA’s to Loans + ORE	3.55	4.45	4.67	5.42	5.87	6.38	6.44	6.81
Allowance to Non-Performing Loans	104.60	81.31	80.03	63.98	62.48	60.00	65.66	61.17
Net Charge-Offs to Average Loans	0.61	0.52	.059	0.39	0.65	0.78	0.54	0.66

Capital Ratios:
Tier I Capital	16.67%	16.88%	16.85%	16.85%	16.56%	15.60%	15.36%	14.95%
Total Capital	17.76	18.08	18.10	18.10	17.94	16.97	16.73	16.32
Tangible Capital	7.38	8.22	7.93	7.66	7.58	6.84	6.64	6.49
Leverage	10.99	10.97	10.70	10.47	10.46	10.16	10.07	9.81
58

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

60	Report of Independent Registered Certified Public Accounting Firm

61	Consolidated Statements of Financial Condition

62	Consolidated Statements of Operations

63	Consolidated Statements of Comprehensive Income

64	Consolidated Statements of Changes in Shareowners’ Equity

65	Consolidated Statements of Cash Flows

66	Notes to Consolidated Financial Statements
59

Ernst & Young LLP One Tampa City Center Suite 2400 201 North Franklin Street Tampa, Florida 33602	Tel: +1 813 225 4800 Fax: +1 813 225 4711 ey.com

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

Tampa, Florida

March 6, 2015

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2014	2013
ASSETS
Cash and Due From Banks	$55,467	$55,209
Federal Funds Sold and Interest Bearing Deposits	329,589	474,719
Total Cash and Cash Equivalents	385,056	529,928

Investment Securities, Available for Sale, at fair value	341,548	251,420
Investment Securities, Held to Maturity, at amortized cost (fair value of $163,412 and $146,961)	163,581	148,211
Total Investment Securities	505,129	399,631

Loans Held For Sale	10,688	11,065

Loans, Net of Unearned Income	1,431,374	1,388,604
Allowance for Loan Losses	(17,539)	(23,095)
Loans, Net	1,413,835	1,365,509

Premises and Equipment, Net	101,899	103,385
Goodwill	84,811	84,811
Other Intangible Assets	—	32
Other Real Estate Owned	35,680	48,071
Other Assets	90,071	69,471
Total Assets	$2,627,169	$2,611,903

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$659,115	$641,463
Interest Bearing Deposits	1,487,679	1,494,785
Total Deposits	2,146,794	2,136,248

Short-Term Borrowings	49,425	51,321
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	31,097	38,043
Other Liabilities	64,426	47,004
Total Liabilities	2,354,629	2,335,503

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,447,223 and 17,360,960 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	174	174
Additional Paid-In Capital	42,569	41,152
Retained Earnings	251,306	243,614
Accumulated Other Comprehensive Loss, Net of Tax	(21,509)	(8,540)
Total Shareowners’ Equity	272,540	276,400
Total Liabilities and Shareowners’ Equity	$2,627,169	$2,611,903

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2014	2013	2012
INTEREST INCOME
Loans, including Fees	$73,402	$78,184	$85,394
Investment Securities:
Taxable	3,394	2,345	2,912
Tax Exempt	492	546	428
Funds Sold	933	1,077	946
Total Interest Income	78,221	82,152	89,680

INTEREST EXPENSE
Deposits	1,099	1,431	2,108
Short-Term Borrowings	78	235	196
Subordinated Notes Payable	1,328	1,420	1,477
Other Long-Term Borrowings	1,075	1,330	1,587
Total Interest Expense	3,580	4,416	5,368

NET INTEREST INCOME	74,641	77,736	84,312
Provision for Loan Losses	1,905	3,472	16,166
Net Interest Income After Provision for Loan Losses	72,736	74,264	68,146

NONINTEREST INCOME
Deposit Fees	24,320	25,254	25,792
Bank Card Fees	10,892	10,786	10,783
Wealth Management Fees	7,808	8,179	7,181
Mortgage Banking Fees	3,082	3,534	3,600
Data Processing Fees	1,543	2,674	2,713
Securities Transactions	1	3	—
Other	4,890	4,681	4,500
Total Noninterest Income	52,536	55,111	54,569
NONINTEREST EXPENSE
Compensation	62,215	66,127	64,242
Occupancy, Net	17,818	17,331	18,055
Intangible Amortization	32	210	431
Other Real Estate Owned, Net	6,811	8,234	10,812
Other	27,482	29,503	30,403
Total Noninterest Expense	114,358	121,405	123,943

INCOME (LOSS) BEFORE INCOME TAXES	10,914	7,970	(1,228)
Income Tax Expense (Benefit)	1,654	1,925	(1,336)

NET INCOME	$9,260	$6,045	$108

BASIC NET INCOME PER SHARE	$0.53	$0.35	$0.01
DILUTED NET INCOME PER SHARE	$0.53	$0.35	$0.01

Average Basic Common Shares Outstanding	17,425	17,325	17,205
Average Diluted Common Shares Outstanding	17,488	17,399	17,220

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in Thousands)	2014	2013	2012
NET INCOME	$9,260	$6,045	$108
Other comprehensive income (loss), before tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	250	(1,252)	(786)
Unrealized losses on securities transferred from available for sale to held to maturity	—	(523)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	70	25	—
Reclassification adjustment for net gain included in net income	1	3	—
Reclassification adjustment for impairment loss realized in net income	—	600	—
Total Investment Securities	321	(1,147)	(786)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	473	504	548
Reclassification adjustment for amortization of net loss	705	4,079	3,021
Current year actuarial (loss) gain	(22,603)	30,784	(12,587)
Total Benefit Plans	(21,425)	35,367	(9,018)
Other comprehensive (loss) income, before tax:	(21,104)	34,220	(9,804)
Deferred tax benefit (expense) related to other comprehensive income	8,135	(13,201)	3,774
Other comprehensive (loss) income, net of tax	(12,969)	21,019	(6,030)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(3,709)	$27,064	$(5,922)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2012	17,160,274	$172	$37,838	$237,461	$(23,529)	$251,942
Net Income		—	—	108	—	108
Other Comprehensive Loss, Net of Tax		—	—	—	(6,030)	(6,030)
Stock Compensation Expense		—	262	—	—	262
Impact of Transactions Under Compensation Plans, net	72,106	—	607	—	—	607
Balance, December 31, 2012	17,232,380	172	38,707	237,569	(29,559)	246,889
Net Income		—	—	6,045	—	6,045
Other Comprehensive Loss, Net of Tax		—	—	—	21,019	21,019
Stock Compensation Expense		—	1,296	—	—	1,296
Impact of Transactions Under Compensation Plans, net	128,580	2	1,149	—	—	1,151
Balance, December 31, 2013	17,360,960	174	41,152	243,614	(8,540)	276,400
Net Income		—	—	9,260	—	9,260
Other Comprehensive Income, Net of Tax		—	—	—	(12,969)	(12,969)
Cash Dividends ($0.09 per share)		—	—	(1,568)	—	(1,568)
Stock Compensation Expense		—	1,349	—	—	1,349
Impact of Transactions Under Compensation Plans, net	105,863	—	337	—	—	337
Repurchase of Common Stock	(19,600)	—	(269)	—	—	(269)
Balance, December 31, 2014	17,447,223	$174	$42,569	$251,306	$(21,509)	$272,540

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,260	$6,045	$108
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	1,905	3,472	16,166
Depreciation	6,490	6,396	6,759
Amortization of Premiums, Discounts, and Fees, net	4,717	4,756	3,358
Amortization of Intangible Assets	32	210	431
Gain on Securities Transactions	(1)	(3)	—
Impairment Loss on Security	—	600	—
Net Decrease in Loans Held-for-Sale	377	3,124	7,036
Stock Compensation	1,349	1,296	262
Deferred Income Taxes	4,779	1,805	(2,805)
Loss on Sales and Write-Downs of Other Real Estate Owned	4,462	4,573	6,314
Loss on Sale or Disposal of Premises and Equipment	113	—	—
Net (Increase) Decrease in Other Assets	(12,353)	5,087	5,665
Net Increase (Decrease) in Other Liabilities	4,021	(2,510)	13,417
Net Cash Provided By Operating Activities	25,151	34,851	56,711

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(56,249)	(95,946)	—
Payments, Maturities, and Calls	39,335	9,768	—
Securities Available for Sale:
Purchases	(210,858)	(149,111)	(141,863)
Sales	—	7,506	805
Payments, Maturities, and Calls	117,281	118,142	146,862
Net (Increase) Decrease in Loans	(64,975)	84,969	59,751
Purchase of Bank Owned Life Insurance	(13,085)	—	—
Proceeds From Sales of Other Real Estate Owned	23,201	25,270	25,636
Purchases of Premises and Equipment, net	(5,117)	(2,689)	(2,860)
Net Cash (Used In) Provided by Investing Activities	(170,467)	(2,091)	88,331

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	10,546	(8,748)	(27,523)
Net Decrease in Short-Term Borrowings	(3,955)	(542)	(3,121)
Proceeds from Other Long-Term Borrowings	—	1,303	12,591
Repayment of Other Long-Term Borrowings	(4,888)	(5,691)	(3,154)
Dividends Paid	(1,568)	—	—
Payments to Repurchase Common Stock	(269)	—	—
Issuance of Common Stock Under Compensation Plans	578	1,114	583
Net Cash Provided By (Used In) Financing Activities	444	(12,564)	(20,624)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(144,872)	20,196	124,418

Cash and Cash Equivalents at Beginning of Year	529,928	509,732	385,314
Cash and Cash Equivalents at End of Year	$385,056	$529,928	$509,732

Supplemental Cash Flow Disclosures:
Interest Paid	$3,562	$6,012	$6,662
Income Taxes Paid (Refunded)	$2,655	$(3,202)	$(3,799)

Noncash Investing and Financing Activities:
Transfer of Securities Available for Sale to Held to Maturity	$—	$62,488	$—
Loans Transferred to Other Real Estate Owned	$15,271	$24,488	$22,777
Transfer of Current Portion of Long-Term Borrowings	$2,059	$4,428	$7,184

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provide the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIE’s”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. CCBG’s wholly owned subsidiaries, CCBG Capital Trust I (established November 1, 2004) and CCBG Capital Trust II (established May 24, 2005) are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less. The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these required reserve balances for the years ended December 31, 2014 and 2013 were $13.2 million and $17.6 million, respectively.

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

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income is accrued on the effective yield method based on outstanding balances, and includes loan late fees. Fees charged to originate loans and direct loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

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

Loan charge-offs on commercial and investor real estate loans are recorded when the facts and circumstances of the individual loan confirm the loan is not fully collectible and the loss is reasonably quantifiable. Factors considered in making these determinations are the borrower’s and any guarantor’s ability and willingness to pay, the status of the account in bankruptcy court (if applicable), and collateral value. Charge-off decisions for consumer loans are dictated by the Federal Financial Institutions Examination Council’s (FFIEC) Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans, which generally require charge-off after 120 days of delinquency.

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

Intangible assets, other than goodwill, consist of core deposit intangible assets and client relationship assets that were recognized in connection with various acquisitions. Core deposit intangible assets are amortized on the straight-line method over various periods, with the majority being amortized over an average of 5 to 10 years. Other identifiable intangibles are amortized on the straight-line method over their estimated useful lives. At December 31, 2014, all of the Company’s core deposit intangible and client relationship assets were fully amortized.

Long-lived assets are evaluated for impairment if circumstances suggest that their carrying value may not be recoverable, by comparing the carrying value to estimated undiscounted cash flows. If the asset is deemed impaired, an impairment charge is recorded equal to the carrying value less the fair value.

Bank Owned Life Insurance (BOLI)

The Company, through its subsidiary bank, has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Revenue and expenses from operations and changes in value are included in noninterest expense.

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

Deposit Fees. Deposit fees are primarily overdraft and insufficient fund fees and monthly transaction-based fees. These fees are recognized as earned or as transactions occur and services are provided.

Bank Card Fees. Bank card fees primarily include interchange income from client use of consumer and business debit cards. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card associations and are based on cardholder purchase volumes. The Company records interchange income as transactions occur.

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

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 is comprised of three Subtopics. Subtopic 810-10 provides guidance on general consolidation issues, as well as guidance related to variable interest entities and consolidation of entities controlled by contract. Subtopic 810-20 provides guidance related to the potential consolidation of partnerships and similar interests. Subtopic 810-30 provides guidance on whether and how a sponsor should consolidate a research and development arrangement. ASU 2015-02 is effective for the Company beginning December 15, 2015, though early adoption is permitted. ASU 2015-02 is not expected to have a significant impact on the Company’s financial statements.

Note 2

INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities at December 31 were as follows:

	2014				2013
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$185,830	$220	$19	$186,031	$71,791	$82	$40	$71,833
U.S. Government Agency	95,950	289	142	96,097	75,275	127	256	75,146
States and Political Subdivisions	48,405	65	82	48,388	91,605	167	19	91,753
Mortgage-Backed Securities	2,094	193	—	2,287	2,583	212	—	2,795
Equity Securities(1)	8,745	—	—	8,745	9,893	—	—	9,893
Total	$341,024	$767	$243	$341,548	$251,147	$588	$315	$251,420

Held to Maturity
U.S. Government Treasury	$76,179	$144	$6	$76,317	$43,533	$84	$38	$43,579
U.S. Government Agency	19,807	29	19	19,817	15,794	38	22	15,810
States and Political Subdivisions	26,717	36	6	26,747	33,216	53	4	33,265
Mortgage-Backed Securities	40,878	33	380	40,531	55,668	12	1,373	54,307
Total	$163,581	$242	$411	$163,412	$148,211	$187	$1,437	$146,961

Total Investment Securities	$504,605	$1,009	$654	$504,960	$399,358	$775	$1,752	$398,381

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $3.9 million and $4.8 million, respectively, at December 31, 2014 and $5.0 million and $4.8 million, respectively, at December 31, 2013.

During the third quarter of 2013, the Company transferred certain securities from available for sale to held to maturity. Transfers of securities into the held to maturity categories from available for sale are made at fair value on the date of the transfer. The securities had an aggregate fair value of $63.0 million with an aggregate net unrealized loss of $523,000 on the date of the transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of December 31, 2014 totaled $428,000. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Securities with an amortized cost of $337.9 million and $258.5 million at December 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

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

Investment Sales. The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2014	$—	$—	$—
	2013	7,506	3	—
	2012	$805	$—	$—
71

Maturity Distribution. As of December 31, 2014, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$45,747	$45,780	$17,957	$17,983
Due after one through five years	213,639	213,786	104,745	104,898
Mortgage-Backed Securities	2,094	2,287	40,879	40,531
U.S. Government Agency	70,799	70,950	—	—
Equity Securities	8,745	8,745	—	—
Total	$341,024	$341,548	$163,581	$163,412

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
2014
Available for Sale
U.S. Government Treasury	$35,838	$19	$—	$—	$35,838	$19
U.S. Government Agency	18,160	54	18,468	88	36,628	142
States and Political Subdivisions	16,497	77	505	5	17,002	82
Total	70,495	150	18,973	93	89,468	243

Held to Maturity
U.S. Government Treasury	15,046	6	—	—	15,046	6
U.S. Government Agency	10,002	19	—	—	10,002	19
States and Political Subdivisions	3,788	6	—	—	3,788	6
Mortgage-Backed Securities	15,066	149	18,155	231	33,221	380
Total	$43,902	$180	$18,155	$231	$62,057	$411

2013
Available for Sale
U.S. Government Treasury	$24,924	$40	$—	$—	$24,924	$40
U.S. Government Agency	40,944	235	4,842	21	45,786	256
States and Political Subdivisions	4,101	7	511	12	4,612	19
Total	69,969	282	5,353	33	75,322	315

Held to Maturity
U.S. Government Treasury	10,054	38	—	—	10,054	38
U.S. Government Agency	5,676	22	—	—	5,676	22
States and Political Subdivisions	3,316	4	—	—	3,316	4
Mortgage-Backed Securities	44,031	1,373	—	—	44,031	1,373
Total	$63,077	$1,437	$—	$—	$63,077	$1,437

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

Approximately $19.0 million of investment securities with an unrealized loss of approximately $93,000 have been in a loss position for greater than 12 months. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2014. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio at December 31 was as follows:

(Dollars in Thousands)	2014	2013
Commercial, Financial and Agricultural	$136,925	$126,607
Real Estate – Construction	41,596	31,012
Real Estate – Commercial Mortgage	510,120	533,871
Real Estate – Residential(1)	295,969	309,692
Real Estate – Home Equity	229,572	227,922
Consumer	217,192	159,500
Loans, Net of Unearned Income	$1,431,374	$1,388,604

(1)	Includes loans in process with outstanding balances of $7.4 million and $6.8 million for 2014 and 2013, respectively.

Net deferred fees included in loans were $1.5 million at December 31, 2014 and December 31, 2013.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans at December 31:

	2014		2013
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$507	—	$188	—
Real Estate – Construction	424	—	426	—
Real Estate – Commercial Mortgage	5,806	—	25,227	—
Real Estate – Residential	6,737	—	6,440	—
Real Estate – Home Equity	2,544	—	4,084	—
Consumer	751	—	599	—
Total	$16,769	—	$36,964	—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans at December 31,

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
2014
Commercial, Financial and Agricultural	$352	$155	$—	$507	$135,911	$136,925
Real Estate – Construction	690	—	—	690	40,482	41,596
Real Estate – Commercial Mortgage	1,701	569	—	2,270	502,044	510,120
Real Estate – Residential	682	1,147	—	1,829	287,403	295,969
Real Estate – Home Equity	689	85	—	774	226,254	229,572
Consumer	625	97	—	722	215,719	217,192
Total	$4,739	$2,053	$—	$6,792	$1,407,813	$1,431,374

2013
Commercial, Financial and Agricultural	$258	$100	$—	$358	$126,062	$126,607
Real Estate – Construction	—	—	—	—	30,587	31,012
Real Estate – Commercial Mortgage	1,548	672	—	2,220	506,424	533,871
Real Estate – Residential	1,647	1,090	—	2,737	300,514	309,692
Real Estate – Home Equity	848	212	—	1,060	222,778	227,922
Consumer	1,127	244	—	1,371	157,529	159,500
Total	$5,428	$2,318	$—	$7,746	$1,343,894	$1,388,604
73

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans. Loans are charged-off to the allowance when losses are deemed to be probable and reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class for the years ended December 31. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial,		Real Estate		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Home
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Equity	Consumer	Unallocated	Total
2014
Beginning Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095
Provision for Loan Losses	742	(718)	897	(1,145)	1,069	1,060	—	1,905
Charge-Offs	(871)	(28)	(3,788)	(2,160)	(1,379)	(1,820)	—	(10,046)
Recoveries	214	9	468	752	141	1,001	—	2,585
Net Charge-Offs	(657)	(19)	(3,320)	(1,408)	(1,238)	(819)	—	(7,461)
Ending Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$—	$17,539

2013
Beginning Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
Provision for Loan Losses	(15)	(207)	(83)	3,392	971	441	(1,027)	3,472
Charge-Offs	(748)	(1,070)	(3,651)	(3,835)	(1,159)	(1,751)	—	(12,214)
Recoveries	209	1	363	838	294	965	—	2,670
Net Charge-Offs	(539)	(1,069)	(3,288)	(2,997)	(865)	(786)	—	(9,544)
Ending Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095

2012
Beginning Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
Provision for Loan Losses	251	2,309	5,770	4,588	3,050	82	116	16,166
Charge-Offs	(822)	(629)	(6,031)	(9,719)	(2,896)	(2,125)	—	(22,222)
Recoveries	290	43	682	1,291	399	1,483	—	4,188
Net Charge-Offs	(532)	(586)	(5,349)	(8,428)	(2,497)	(642)	—	(18,034)
Ending Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
74

The following table details the amount of the allowance for loan losses by portfolio class at December 31, disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Home
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Equity	Consumer	Unallocated	Total
2014
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$293	$—	$2,733	$2,113	$638	$5	$—	$5,782
Loans Collectively Evaluated for Impairment	491	843	2,554	4,407	2,244	1,218	—	11,757
Ending Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$—	$17,539

2013
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$75	$66	$4,336	$2,047	$682	$23	$—	$7,229
Loans Collectively Evaluated for Impairment	624	1,514	3,374	7,026	2,369	959	—	15,866
Ending Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095

2012
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$210	$714	$6,641	$2,778	$546	$32	$—	$10,921
Loans Collectively Evaluated for Impairment	1,043	2,142	4,440	5,900	2,399	1,295	1,027	18,246
Ending Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167

The Company’s recorded investment in loans as of December 31 related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Home
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Equity	Consumer	Unallocated	Total
2014
Individually Evaluated for Impairment	$1,040	$401	$32,242	$20,120	$3,074	$216	$—	$57,093
Collectively Evaluated for Impairment	135,885	41,195	477,878	275,849	226,498	216,976	—	1,374,281
Total	$136,925	$41,596	$510,120	$295,969	$229,572	$217,192	$—	$1,431,374

2013
Individually Evaluated for Impairment	$1,580	$557	$49,973	$20,470	$3,359	$355	$—	$76,294
Collectively Evaluated for Impairment	125,027	30,455	483,898	289,222	224,563	159,145	—	1,312,310
Total	$126,607	$31,012	$533,871	$309,692	$227,922	$159,500	$—	$1,388,604

2012
Individually Evaluated for Impairment	$2,325	$4,232	$74,650	$23,030	$3,858	$687	$—	$108,782
Collectively Evaluated for Impairment	137,525	33,280	538,975	298,956	232,405	157,190	—	1,398,331
Total	$139,850	$37,512	$613,625	$321,986	$236,263	$157,877	$—	$1,507,113
75

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

The following table presents loans individually evaluated for impairment by class of loans at December 31:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
2014
Commercial, Financial and Agricultural	$1,040	$189	$851	$293
Real Estate – Construction	401	401	—	—
Real Estate – Commercial Mortgage	32,242	11,984	20,258	2,733
Real Estate – Residential	20,120	5,492	14,628	2,113
Real Estate – Home Equity	3,074	758	2,316	638
Consumer	216	3	213	5
Total	$57,093	$18,827	$38,266	$5,782

2013
Commercial, Financial and Agricultural	$1,580	$443	$1,137	$75
Real Estate – Construction	557	—	557	66
Real Estate – Commercial Mortgage	49,973	19,860	30,113	4,336
Real Estate – Residential	20,470	4,330	16,140	2,047
Real Estate – Home Equity	3,359	646	2,713	682
Consumer	355	90	265	23
Total	$76,294	$25,369	$50,925	$7,229

Nonaccrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. Therefore, the sum of nonaccrual loans and accruing troubled debt restructurings will differ from the total impaired amount.

The following table summarizes the average recorded investment and interest income recognized for each of the last three years by class of impaired loans:

	2014		2013		2012
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$1,175	$62	$2,861	$140	$2,018	$81
Real Estate – Construction	471	4	1,181	7	4,443	70
Real Estate – Commercial Mortgage	30,760	1,725	60,043	2,062	70,701	2,113
Real Estate – Residential	16,394	1,070	21,238	860	28,680	853
Real Estate – Home Equity	2,329	72	4,037	72	3,540	95
Consumer	215	9	501	10	229	3
Total	$51,344	$2,942	$89,861	$3,151	$109,611	$3,215

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

The following table presents the risk category of loans by segment at December 31:

	Commercial,
	Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
2014
Special Mention	$8,059	$51,060	$114	$59,233
Substandard	2,817	79,167	1,153	83,137
Doubtful	—	—	—	—
Total Criticized Loans	$10,876	$130,227	$1,267	$142,370

2013
Special Mention	$3,656	$45,870	$115	$49,641
Substandard	4,243	108,990	1,496	114,729
Doubtful	—	900	—	900
Total Criticized Loans	$7,899	$155,760	$1,611	$165,270

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

The following table presents loans classified as TDRs at December 31:

	2014		2013
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$838	$266	$1,511	$—
Real Estate – Construction	—	—	156	—
Real Estate – Commercial Mortgage	26,565	—	24,735	10,308
Real Estate – Residential	14,940	1,622	16,441	458
Real Estate – Home Equity	1,856	356	1,576	241
Consumer	211	—	345	—
Total TDRs	$44,410	$2,244	$44,764	$11,007

Loans classified as TDRs during 2014, 2013, and 2012 are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof. The financial impact of these modifications was not material.

	2014		2013		2012
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	3	$320	4	$337	12	$1,857
Real Estate – Construction	—	—	—	—	6	976
Real Estate – Commercial Mortgage	3	1,769	13	9,653	54	16,011
Real Estate – Residential	11	1,972	18	2,073	68	6,955
Real Estate – Home Equity	10	883	9	587	19	731
Consumer	1	34	6	93	60	656
Total TDRs	28	$4,978	50	$12,743	219	$27,186

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods included.

	2014		2013		2012
	Number	Post-Modified	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Extended Amortization	10	$1,894	15	4,334	33	8,080
Interest Rate Adjustment	1	156	9	982	1	158
Extended Amortization and
Interest Rate Adjustment	8	1,179	17	5,381	53	10,027
Principal Moratorium	—	—	1	1,700		—
Other	9	1,749	8	346	132	8,921
Total TDRs	28	$4,978	50	$12,743	219	$27,186

The following table presents loans classified as TDRs for which there was a payment default during the years presented and the loans were modified within the twelve months prior to default.

	2014		2013		2012
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	—	$—	—	$—	—	$—
Real Estate – Construction	—	—	—	—	4	713
Real Estate – Commercial Mortgage	1	60	1	73	3	1,001
Real Estate – Residential	2	177	—	—	7	1,906
Real Estate – Home Equity	1	153	1	50	—	—
Consumer	—	—	—	—	1	2
Total TDRs	4	$390	2	$123	15	$3,622

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

Note 4

PREMISES AND EQUIPMENT

The composition of the Company’s premises and equipment at December 31 was as follows:

(Dollars in Thousands)	2014	2013
Land	$24,548	$24,522
Buildings	111,810	112,706
Fixtures and Equipment	57,579	57,498
Total	193,937	194,726
Accumulated Depreciation	(92,038)	(91,341)
Premises and Equipment, Net	$101,899	$103,385

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $84.8 million at December 31, 2014 and December 31, 2013. Intangible assets were as follows:

	2014		2013
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,176	$47,176	$47,176
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,867	1,867	1,835
Total Intangible Assets	$133,854	$49,043	$133,854	$49,011

Net Core Deposit Intangibles:  As of December 31, 2013, the Company’s core deposit intangibles were fully amortized. Amortization expense was $200,000 and $19,000 for 2012 and 2013, respectively.

Goodwill: As of December 31, 2014 and December 31, 2013, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

As of December 31, 2014, the Company’s net book value, including goodwill, exceeded its market capitalization, and as such, the Company performed goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit was less than its estimated fair value, therefore, no impairment was recorded. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Other: As of December 31, 2014 and December 31, 2013, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0 and $32,000, respectively. This intangible asset was recorded as a result of the acquisition of trust customer relationships. The Company’s customer relationship intangible asset was fully amortized in February 2014. Annual amortization expense during 2014 was approximately $32,000. Annual amortization expense for 2013 and 2012 was approximately $191,000.

Note 6

OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity as of December 31,

(Dollars in Thousands)	2014	2013	2012
Beginning Balance	$48,071	$53,426	$62,600
Additions	15,271	24,488	22,777
Valuation Write-Downs	(3,142)	(3,592)	(3,336)
Sales	(23,791)	(25,940)	(28,183)
Other	(729)	(311)	(432)
Ending Balance	$35,680	$48,071	$53,426

Net expenses applicable to other real estate owned as of December 31, was as follows:

(Dollars in Thousands)	2014	2013	2012
Gains from the Sale of Properties	$(774)	$(1,306)	$(616)
Losses from the Sale of Properties	2,094	2,287	3,593
Rental Income from Properties	(523)	(293)	(78)
Property Carrying Costs	2,872	3,954	4,577
Valuation Adjustments	3,142	3,592	3,336
Total	$6,811	$8,234	$10,812

Note 7

DEPOSITS

The composition of the Company’s interest bearing deposits at December 31 was as follows:

(Dollars in Thousands)	2014	2013
NOW Accounts	$804,337	$794,746
Money Market Accounts	254,149	268,449
Savings Deposits	233,612	211,668
Other Time Deposits	195,581	219,922
Total Interest Bearing Deposits	$1,487,679	$1,494,785

At December 31, 2014 and 2013, $2.4 million and $2.8 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $11.6 million and $14.1 million at December 31, 2014 and December 31, 2013, respectively.

At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)	2014
2015	$165,989
2016	19,108
2017	6,882
2018	1,876
2019 and thereafter	1,726
Total	$195,581

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2014	2013	2012
NOW Accounts	$318	$482	$634
Money Market Accounts	190	211	255
Savings Deposits	112	101	87
Time Deposits < $250,000	463	505	912
Time Deposits > $250,000	16	132	220
Total	$1,099	$1,431	$2,108

Note 8

SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings(2)
2014
Balance at December 31	$—	$47,411	$2,014
Maximum indebtedness at any month end	—	47,413	2,035
Daily average indebtedness outstanding	11	42,877	1,514
Average rate paid for the year	0.76%	0.05%	3.76%
Average rate paid on period-end borrowings	—%	0.05%	3.76%

2013
Balance at December 31	$—	$47,312	$4,009
Maximum indebtedness at any month end	—	55,261	8,929
Daily average indebtedness outstanding	11	48,337	5,573
Average rate paid for the year	0.76%	0.05%	3.79%
Average rate paid on period-end borrowings	—%	0.05%	3.25%

2012
Balance at December 31	$—	$40,639	$6,796
Maximum indebtedness at any month end	—	62,458	6,991
Daily average indebtedness outstanding	—	47,485	4,679
Average rate paid for the year	—%	0.05%	3.68%
Average rate paid on period-end borrowings	—%	0.05%	3.69%

(1)	Balances are fully collateralized by government treasury or agency securities held in the Company’s investment portfolio.
(2)	Comprised of FHLB debt.
81

Note 9

LONG-TERM BORROWINGS

Federal Home Loan Bank Advances.   FHLB advances totaled $31.1 million at December 31, 2014 and $38.0 million at December 31, 2013. The advances mature at varying dates from 2015 through 2025 and had a weighted-average rate of 3.17% and 3.20% at December 31, 2014 and 2013, respectively. The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. Interest on the FHLB advances is paid on a monthly basis.

Scheduled minimum future principal payments on FHLB advances at December 31 were as follows:

(Dollars in Thousands)	2014
2015	$2,751
2016	2,829
2017	6,515
2018	7,714
2019	4,653
2020 and thereafter	6,635
Total	$31,097

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

In November 2004, CCBG Capital Trust I issued $30.0 million of trust preferred securities which represent interest in the assets of the trust. The interest payments are due quarterly at 3-month LIBOR plus a margin of 1.90%, adjusted quarterly. The trust preferred securities will mature on December 31, 2034, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company at any time after December 31, 2009 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 31, June 30, September 30, and December 31 of each year. CCBG Capital Trust I also issued $928,000 of common equity securities to CCBG. The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $30.9 million junior subordinated deferrable interest note issued by the Company, which has terms similar to the trust preferred securities.

In May 2005, CCBG Capital Trust II issued $31.0 million of trust preferred securities which represent interest in the assets of the trust. The interest payments are due quarterly at 3-month LIBOR plus a margin of 1.80%, adjusted annually. The trust preferred securities will mature on June 15, 2035, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 15, June 15, September 15, and December 15 of each year. CCBG Capital Trust II also issued $959,000 of common equity securities to CCBG. The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $32.0 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods. Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2014, the Company has paid all interest payments in full.

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

Note 10

INCOME TAXES

The provision for income taxes reflected in the statements of comprehensive income is comprised of the following components:

(Dollars in Thousands)	2014	2013	2012
Current:
Federal	$(51)	$(75)	$1,189
State	(2,916)	195	280
	(2,967)	120	1,469

Deferred:
Federal	4,270	1,650	(1,260)
State	249	99	(1,597)
Valuation Allowance	102	56	52
	4,621	1,805	(2,805)

Total:
Federal	4,219	1,575	(71)
State	(2,667)	294	(1,317)
Valuation Allowance	102	56	52
Total	$1,654	$1,925	$(1,336)

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2014	2013	2012
Tax Expense at Federal Statutory Rate	$3,820	$2,790	$(430)
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(327)	(385)	(402)
Change in Reserve for Uncertain Tax Positions	(2,902)	(777)	(347)
State Taxes, Net of Federal Benefit	892	191	(856)
Other	69	50	199
Change in Valuation Allowance	102	56	52
Increase Deferred Tax Liability for Equity Investment	—	—	448
Actual Tax Expense	$1,654	$1,925	$(1,336)

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The net deferred tax asset and the temporary differences comprising that balance at December 31, 2014 and 2013 are as follows:

(Dollars in Thousands)	2014	2013
Deferred Tax Assets Attributable to:
Allowance for Loan Losses	$6,767	$8,910
Accrued Pension/SERP	13,547	5,284
State Net Operating Loss and Tax Credit Carry-Forwards	5,012	4,906
Other Real Estate Owned	8,229	9,459
Other	4,226	5,304
Total Deferred Tax Assets	$37,781	$33,863

Deferred Tax Liabilities Attributable to:
Depreciation on Premises and Equipment	$6,247	$6,322
Deferred Loan Fees and Costs	2,490	2,446
Intangible Assets	3,719	3,419
Other	612	526
Total Deferred Tax Liabilities	13,068	12,713
Valuation Allowance	1,328	1,226
Net Deferred Tax Asset	$23,385	$19,924
83

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of the separate state net operating loss carry-forward of CCBG, the separate state net operating loss carry-forwards of an inactive subsidiary, and certain of the Bank’s separate state tax credit carry-forwards, will be realized. Accordingly, a valuation allowance for CCBG’s separate state net operating loss carry-forward was recorded in 2008 and increased for CCBG’s additional state operating loss carry-forward generated in 2009 through 2014. This valuation allowance at year-end 2014 was $1.1 million. In addition, a valuation allowance for the inactive subsidiary’s separate state net operating loss carry-forwards and for certain of the Bank’s state tax credit carry-forwards totaled $0.2 million at year-end 2014. At year-end 2014, the Company had state loss and tax credit carry-forwards of approximately $5.0 million, which expire at various dates from 2015 through 2033, and federal credit carry-forwards of approximately $0.5 million that never expire.

The Company had no unrecognized tax benefits at December 31, 2014. The unrecognized tax benefits were $3.2 million and $4.2 million at December 31, 2013 and December 31, 2012, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2014	2013	2012
Balance at January 1,	$3,228	$4,209	$4,577
Additions Based on Tax Positions Related to Current Year	—	—	508
Decrease Due to Lapse in Statue of Limitations	—	(981)	(876)
Decrease Due to Settlements With Taxing Authorities	(3,228)	—	—
Balance at December 31	$—	$3,228	$4,209

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. The total amounts of interest and penalties recorded in the income statement – income taxes for the years ended December 31, 2014, 2013, and 2012 were $800,000, $139,000, and $108,000, respectively. The amounts accrued for interest and penalties at December 31, 2014 and 2013 were $0 and $0.8 million respectively.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located. The Company is no longer subject to U.S. federal or state tax examinations for years before 2011.

Note 11

STOCK-BASED COMPENSATION

As of December 31, 2014, the Company had three stock-based compensation plans, consisting of the 2011 Associate Incentive Plan (“AIP”), the 2011 Associate Stock Purchase Plan (“ASPP”), and the 2011 Director Stock Purchase Plan (“DSPP”). These plans, which were approved by the shareowners in April 2011, replaced substantially similar plans approved by the shareowners in 2004. Total compensation expense associated with these plans for 2012 through 2014 was $0.5 million, $1.4 million, and $1.9 million, respectively.

AIP. The AIP allows the Company’s Board of Directors to award key associates various forms of equity-based incentive compensation. Under the 2011 AIP there were 875,000 shares reserved for issuance. In 2014, the Company, pursuant to the terms and conditions of the AIP, created the 2014 Incentive Plan (“2014 Plan”), under which all participants in the 2014 Plan were eligible to earn performance shares. Awards under the 2014 Plan were tied to internally established performance goals. At base level targets, the grant-date fair value of the shares eligible to be awarded in 2014 was approximately $0.9 million. For 2014, a total of 50,597 shares were eligible for issuance, but additional shares could be earned if performance exceeded established goals. A total of 73,347 shares were earned for 2014 reflective of goal achievement that exceeded the base level targets. The Company recognized expense of $1.2 million, $965,000 and 255,000 for 2014, 2013 and 2012, respectively. After deducting the shares earned in 2014, 774,393 shares remain eligible for issuance under the 2011 AIP.

Executive Long-Term Incentive Plan (“LTIP”). Prior to 2007, the Company maintained a stock option program for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). The status of the options granted under this arrangement is detailed in the table provided below. In 2007, the Company replaced its practice of entering into an annual stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period. The Company recognized $0.5 million and $0.3 million in expense for years 2014 and 2013, respectively, under the executive’s LTIP. There was no expense for the year 2012. At the executive’s request, the Compensation Committee, with board approval, exercised its negative discretion option whereby the grant for the three-year period 2012 – 2014 was cancelled and therefore there was no payout.

A summary of the status of the Company’s option shares is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	60,384	$32.79	$1.9	$—
Expired	(23,138)	—	—	—
Outstanding at December 31, 2014	37,246	$32.69	$0.3	$—
Exercisable at December 31, 2014	37,246	$32.69	$0.3	$—

DSPP. The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the directors’ annual retainer and meeting fees. Under the 2011 DSPP there were 150,000 shares reserved for issuance. For 2014, the Company issued 10,932 shares under the DSPP and recognized approximately $14,000 in expense related to this plan. For 2013, the Company issued 13,348 shares and recognized approximately $15,000 in expense related to the DSPP. For 2012, the Company issued 25,864 shares and recognized approximately $21,000 in expense under the DSPP. As of December 31, 2014, there are 86,744 shares eligible for issuance under the 2011 DSPP.

ASPP. Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate’s eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Under the 2011 ASPP there were 593,750 shares of common stock reserved for issuance. For 2014, 28,630 shares were acquired under the ASPP and approximately $64,000 in expense was recognized related to this plan. For 2013, 31,597 shares were acquired and approximately $69,000 in expense was recognized related to the ASPP. For 2012, 75,257 shares were acquired and approximately $119,000 in expense was recognized under the ASPP. As of December 31, 2014, 418,320 shares remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $2.12 for 2014. For 2013 and 2012, the weighted average fair value purchase right granted was $2.21 and $1.61, respectively. In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2014	2013	2012
Dividend yield	0.3%	—%	—%
Expected volatility	21.5%	32.0%	32.0%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected life (in years)	0.5	0.5	0.5
85

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

The following table details on a consolidated basis the changes in benefit obligation, changes in plan assets, the funded status of the plan, components of pension expense, amounts recognized in the Company’s consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2014	2013	2012
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$115,285	$134,950	$116,173
Service Cost	5,634	6,999	6,397
Interest Cost	5,513	5,566	5,587
Actuarial Loss (Gain)	22,632	(18,965)	14,156
Benefits Paid	(8,438)	(12,946)	(7,138)
Expenses Paid	(267)	(319)	(225)
Projected Benefit Obligation at End of Year	$140,359	$115,285	$134,950

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$103,842	$94,164	$87,844
Actual Return on Plan Assets	8,035	17,943	8,683
Employer Contributions	5,000	5,000	5,000
Benefits Paid	(8,438)	(12,946)	(7,138)
Expenses Paid	(267)	(319)	(225)
Fair Value of Plan Assets at End of Year	$108,172	$103,842	$94,164

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$32,186	$11,442	$40,786

Accumulated Benefit Obligation at End of Year	$119,750	$98,796	$110,985

Components of Net Periodic Benefit Costs:
Service Cost	$5,634	$6,999	$6,397
Interest Cost	5,513	5,566	5,587
Expected Return on Plan Assets	(7,487)	(7,371)	(6,793)
Amortization of Prior Service Costs	309	317	359
Net Loss Amortization	1,365	4,316	3,390
Net Periodic Benefit Cost	$5,334	$9,827	$8,940

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.15%	5.00%	4.25%
Rate of Compensation Increase	3.25%	3.25%	3.75%
Measurement Date	12/31/14	12/31/13	12/31/12

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	5.00%	4.25%	5.00%
Expected Return on Plan Assets	7.50%	8.00%	8.00%
Rate of Compensation Increase	3.25%	3.75%	4.00%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$22,083	$(29,534)	$12,265
Prior Service Cost	(309)	(317)	(359)
Net Loss	(1,365)	(4,316)	(3,390)
Deferred Tax (Benefit) Expense	(7,873)	13,180	(3,285)
Other Comprehensive Loss (Gain), net of tax	$12,536	$(20,987)	$5,231

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$34,665	$13,947	$47,800
Prior Service Cost	1,075	1,383	1,700
Deferred Tax Benefit	(13,788)	(5,914)	(19,097)
Accumulated Other Comprehensive Loss, net of tax	$21,952	$9,416	$30,403
86

The Company expects to recognize $3.2 million of the net actuarial loss and $0.3 million of the prior service cost reflected in accumulated other comprehensive income at December 31, 2014 as a component of net periodic benefit cost during 2015.

Plan Assets. The Company’s pension plan asset allocation at year-end 2014 and 2013, and the target asset allocation for 2015 are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End(1)
	2015	2014	2013
Equity Securities	70%	74%	72%
Debt Securities	25%	21%	23%
Cash and Cash Equivalents	5%	5%	5%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

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

(Dollars in Thousands)	2014	2013
Level 1:
U.S. Government Treasury	$—	$768
Equities	23,199	21,564
Mutual Funds	75,421	70,993
Cash and Cash Equivalents	5,626	5,571

Level 2:
U.S. Government Agency	3,926	4,946

Total Fair Value of Plan Assets	$108,172	$103,842

Expected Benefit Payments. As of December 31, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)	2014
2015	$8,090
2016	8,340
2017	8,969
2018	10,213
2019	10,867
2020 through 2024	54,919
Total	$101,398

Contributions. The following table details the amounts contributed to the pension plan in 2013 and 2014, and the expected amount to be contributed in 2015.

(Dollars in Thousands)	2013(2)	2014(2)	Expected Range of Contribution 2015(1)
Actual Contributions	$5,000	$5,000	$5,000 - $10,000

(1)	For 2015, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.
(2)	For the 2012 and 2013 plan years, the Company made the contributions during the 2013 and 2014 calendar years. As of December 31, 2014, no contributions were made for the 2014 plan year.
87

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

The following table details on a consolidated basis the changes in benefit obligation, the funded status of the plan, components of pension expense, amounts recognized in the Company’s consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2014	2013	2012
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$2,379	$3,492	$3,030
Interest Cost	104	137	140
Actuarial Loss (Gain)	520	(1,250)	322
Projected Benefit Obligation at End of Year	$3,003	$2,379	$3,492

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$3,003	$2,379	$3,492
Accumulated Benefit Obligation at End of Year	$2,982	$2,379	$3,492

Components of Net Periodic Benefit Costs:
Interest Cost	$104	$137	$140
Amortization of Prior Service Cost	164	187	189
Net Gain Amortization	(661)	(237)	(369)
Net Periodic Benefit Cost	$(393)	$87	$(40)

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.15%	5.00%	4.25%
Rate of Compensation Increase	3.25%	3.25%	3.75%
Measurement Date	12/31/14	12/31/13	12/31/12

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	5.00%	4.25%	5.00%
Rate of Compensation Increase	3.25%	3.75%	4.00%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$520	$(1,250)	$322
Prior Service Cost	(164)	(187)	(189)
Net Gain	660	237	369
Deferred Tax (Benefit) Expense	(392)	463	(194)
Other Comprehensive Loss (Gain), net of tax	$624	$(737)	$308

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Gain	$(632)	$(1,812)	$(799)
Prior Service Cost	7	171	358
Deferred Tax Liability	241	633	170
Accumulated Other Comprehensive Gain, net of tax	$(384)	$(1,008)	$(271)

The Company expects to recognize approximately $0.4 million of the net actuarial gain and $7,000 of the prior service cost reflected in accumulated other comprehensive income at December 31, 2014 as a component of net periodic benefit cost during 2015.

88

Expected Benefit Payments. As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)	2014
2015	$979
2016	522
2017	231
2018	215
2019	230
2020 through 2024	—
Total	$2,177

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant’s compensation for eligible associates. During 2014, the Company made matching contributions of $0.5 million. For the years 2013 and 2012, the Company made matching contributions of $0.4 million for each respective year. The participant may choose to invest their contributions into twenty-seven investment options available to 401(k) participants, including the Company’s common stock. A total of 50,000 shares of CCBG common stock have been reserved for issuance. Shares issued to participants have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan. A total of 250,000 shares have been reserved for issuance. In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2014, 2013 and 2012.

Note 13

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands)	2014	2013	2012
Numerator:
Net Income	$9,260	$6,045	$108

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,425	17,325	17,205
Effects of Dilutive Securities Stock Compensation Plans	63	74	15

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,488	17,399	17,220

Basic Earnings Per Share	$0.53	$0.35	$0.01

Diluted Earnings Per Share	$0.53	$0.35	$0.01

Stock options for 37,246 shares of common stock related to an award earned in 2004 were not considered in computing diluted earnings per common share for 2014, 2013, and 2012 because they were anti-dilutive. Stock options for 23,138 shares of common stock, which related to an award earned in 2003 and expired unexercised in 2014, were not considered in computing diluted earnings per common share for 2013 and 2012 because they were anti-dilutive.

89

Note 14

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are not conditions or events since the notification that management believes have changed the Bank’s category. The Company and Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the table.

					To Be Well-
					Capitalized Under
			Required		Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Tier I Capital:
CCBG	$269,503	16.67%	$64,656	4.00%	*	*
CCB	261,655	16.24%	64,458	4.00%	$96,687	6.00%

Total Capital:
CCBG	287,042	17.76%	129,313	8.00%	*	*
CCB	279,194	17.33%	128,916	8.00%	161,145	10.00%

Tier I Leverage:
CCBG	269,503	10.99%	98,090	4.00%	*	*
CCB	261,655	10.70%	97,834	4.00%	122,293	5.00%

2013
Tier I Capital:
CCBG	$256,338	16.56%	$62,058	4.00%	*	*
CCB	256,554	16.59%	61,992	4.00%	$92,988	6.00%

Total Capital:
CCBG	277,618	17.94%	124,116	8.00%	*	*
CCB	275,927	17.85%	123,984	8.00%	154,980	10.00%

Tier I Leverage:
CCBG	256,338	10.46%	98,029	4.00%	*	*
CCB	256,554	10.48%	97,931	4.00%	122,414	5.00%

*	Not applicable to bank holding companies.

Dividend Restrictions. In the ordinary course of business, the Company is dependent upon dividends from its banking subsidiary to provide funds for the payment of dividends to shareowners and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Company’s banking subsidiary to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the banking subsidiary for that year combined with the retained net profits for proceeding two years. In 2015, the bank subsidiary may declare dividends without regulatory approval of $5.1 million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2015 up to the date of any such dividend declaration.

90

Basel III Capital Rules Effective January 1, 2015. In July 2013, the Company’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

91

Note 15

OTHER COMPREHENSIVE INCOME (LOSS)

FASB Topic ASC 220, “Comprehensive Income” requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. Total comprehensive income is reported in the consolidated statements of comprehensive income and changes in shareowners’ equity.

The following table summarizes the tax effects for each component of other comprehensive income (loss):

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
2014
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$250	$(103)	$147
Amortization of losses on securities transferred from available for sale to held to maturity	70	(27)	43
Reclassification adjustment for net gain included in net income	1	—	1
Total Investment Securities	321	(130)	191
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	473	(182)	291
Reclassification adjustment for amortization of net loss	705	(272)	433
Current year actuarial (loss) gain	(22,603)	8,719	(13,884)
Total Benefit Plans	(21,425)	8,265	(13,160)

Total Other Comprehensive Loss	$(21,104)	$8,135	$(12,969)

2013
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,252)	$483	$(769)
Unrealized losses on securities transferred from available for sale to held to maturity	(523)	202	(321)
Amortization of losses on securities transferred from available for sale to held to maturity	25	(10)	15
Reclassification adjustment for net gain included in net income	3	(1)	2
Reclassification adjustment for impairment loss realized in net income	600	(232)	368
Total Investment Securities	(1,147)	442	(705)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	504	(194)	310
Reclassification adjustment for amortization of net loss	4,079	(1,574)	2,505
Current year actuarial gain (loss)	30,784	(11,875)	18,909
Total Benefit Plans	35,367	(13,643)	21,724

Total Other Comprehensive Income	$34,220	$(13,201)	$21,019

2012
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(786)	$295	$(491)
Total Investment Securities	(786)	295	(491)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	548	(211)	337
Reclassification adjustment for amortization of net loss	3,021	(1,165)	1,856
Current year actuarial (loss) gain	(12,587)	4,855	(7,732)
Total Benefit Plans	(9,018)	3,479	(5,539)

Total Other Comprehensive Loss	$(9,804)	$3,774	$(6,030)
92

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(132)	$(8,408)	$(8,540)
Other comprehensive (loss) income during the period	191	(13,160)	(12,969)
Balance as of December 31, 2014	$59	$(21,568)	$(21,509)

Balance as of January 1, 2013	$573	$(30,132)	$(29,559)
Other comprehensive loss during the period	(705)	21,724	21,019
Balance as of December 31, 2013	$(132)	$(8,408)	$(8,540)

Balance as of January 1, 2012	$1,064	$(24,593)	$(23,529)
Other comprehensive income (loss) during the period	(491)	(5,539)	(6,030)
Balance as of December 31, 2012	$573	$(30,132)	$(29,559)

Note 16

RELATED PARTY TRANSACTIONS

At December 31, 2014 and 2013, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $14.3 million and $18.3 million, respectively. During 2014, $8.4 million in new loans were made and repayments totaled $12.4 million. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Deposits from certain directors, executive officers, and their related interests totaled $18.8 million and $24.0 million at December 31, 2014 and 2013, respectively.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which several directors and officers have an interest. The lease agreement with Smith Interests General Partnership L.L.P. provides for annual lease payments of approximately $142,000, to be adjusted for inflation in future years.

Note 17

OTHER NONINTEREST EXPENSE

Components of other noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2014		2013		2012
Legal Fees	3,187		3,663		4,303
Professional Fees	3,732		4,304		4,882
Telephone	1,903		1,891		1,896
Advertising	1,461		1,719		1,815
Processing Services	6,062		5,396		3,967
Insurance – Other	2,934		4,144		4,104
Postage	1,147	(1)	1,309	(1)	1,595
Other	7,056		7,077		7,841
Total	$27,482		$29,503		$30,403

(1)	Amount less than 1% for the current year but was greater than 1% for prior year(s).
93

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

	2014			2013
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$33,633	$278,438	$312,071	$36,927	$234,342	$271,269
Standby Letters of Credit	8,307	—	8,307	10,979	—	10,979
Total	$41,940	$278,438	$320,378	$47,906	$234,342	$282,248

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments. In the normal course of business, the Company enters into lease commitments which are classified as operating leases. Rent expense incurred under these leases was approximately $0.5 million in 2014, $0.7 million in 2013, and $0.6 million in 2012. Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2014, are as follows (dollars in millions): 2015, $0.5; 2016, $0.5; 2017, $0.4; 2018, $0.4, thereafter, $3.2.

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

In December 2013, a settlement agreement was approved by the court in resolution of the aforementioned Covered Litigation matter. Visa’s share of the settlement is to be paid from the litigation reserve account which was further funded during the third quarter of 2014 resulting in a payment of $ 161,000 to the counterparty. Fixed charges included in the liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly payments during 2014 totaled $212,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

94

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

A summary of fair values for assets and liabilities recorded at fair value at December 31 consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2014
Securities Available for Sale:
U.S. Government Treasury	$186,031	$—	$—	$186,031
U.S. Government Agency	—	96,097	—	96,097
States and Political Subdivisions	—	48,388	—	48,388
Mortgage-Backed Securities	—	2,287	—	2,287
Equity Securities	—	8,745	—	8,745

2013
Securities Available for Sale:
U.S. Government Treasury	$71,833	$—	$—	$71,833
U.S. Government Agency	—	75,146	—	75,146
State and Political Subdivisions	—	91,753	—	91,753
Mortgage-Backed Securities	—	2,795	—	2,795
Equity Securities	—	9,893	—	9,893
95

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $13.6 million with a valuation allowance of $2.0 million at December 31, 2014 and $31.5 million and $3.1 million, respectively, at December 31, 2013.

Loans Held for Sale. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During 2014 and 2013, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

96

A summary of estimated fair values of significant financial instruments at December 31 consisted of the following:

	2014
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,467	$55,467	$—	$—
Short-Term Investments	329,589	329,589	—	—
Investment Securities, Available for Sale	341,548	186,031	155,517	—
Investment Securities, Held to Maturity	163,581	76,317	87,095	—
Loans Held for Sale	10,688	—	10,688
Loans, Net of Allowance for Loan Losses	1,413,835	—	—	1,369,314

LIABILITIES:
Deposits	$2,146,794	$—	$2,146,510	$—
Short-Term Borrowings	49,425	—	48,760	—
Subordinated Notes Payable	62,887	—	62,887	—
Long-Term Borrowings	31,097	—	32,313	—

	2013
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,209	$55,209	$—	$—
Short-Term Investments	474,719	474,719	—	—
Investment Securities, Available for Sale	251,420	71,833	179,587	—
Investment Securities, Held to Maturity	148,211	43,579	103,382	—
Loans Held for Sale	11,065	—	11,065
Loans, Net of Allowance for Loan Losses	1,365,509	—		1,265,827

LIABILITIES:
Deposits	$2,136,248	$—	$2,136,737	$—
Short-Term Borrowings	51,321	—	50,754	—
Subordinated Notes Payable	62,887	—	62,886	—
Long-Term Borrowings	38,043	—	39,450	—

All non-financial instruments are excluded from the above table. The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

97

Note 20

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2014	2013
ASSETS
Cash and Due From Subsidiary Bank	$11,741	$6,209
Investment in Subsidiary Bank	329,632	337,809
Other Assets	2,906	3,347
Total Assets	$344,279	$347,365

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	8,852	8,078
Total Liabilities	71,739	70,965

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,447,223 and 17,360,960 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	174	174
Additional Paid-In Capital	42,569	41,152
Retained Earnings	251,306	243,614
Accumulated Other Comprehensive Loss, Net of Tax	(21,509)	(8,540)
Total Shareowners’ Equity	272,540	276,400
Total Liabilities and Shareowners’ Equity	$344,279	$347,365

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2014	2013	2012
OPERATING INCOME
Income Received from Subsidiary Bank:
Overhead Fees	$4,468	$4,417	$4,536
Dividends	6,000	—	—
Other Income	138	208	130
Total Operating Income	10,606	4,625	4,666

OPERATING EXPENSE
Salaries and Associate Benefits	3,156	3,130	2,059
Interest on Subordinated Notes Payable	1,328	1,419	1,477
Professional Fees	1,024	1,491	1,781
Advertising	141	142	140
Legal Fees	243	245	332
Other	624	1,117	478
Total Operating Expense	6,516	7,544	6,267
Earnings (Loss) Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	4,090	(2,919)	(1,601)
Income Tax Benefit	(433)	(1,036)	(10)
Earnings (Loss) Before Equity in Undistributed Earnings of Subsidiary Bank	4,523	(1,883)	(1,591)
Equity in Undistributed Earnings of Subsidiary Bank	4,737	7,928	1,699
Net Income	$9,260	$6,045	$108
98

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,260	$6,045	$108
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(4,737)	(7,928)	(1,699)
Stock Compensation	1,349	1,296	262
Decrease (Increase) in Other Assets	387	339	(491)
Increase (Decrease) in Other Liabilities	532	(1,755)	2,005
Net Cash Provided By (Used In) Operating Activities	6,791	(2,003)	185

CASH FROM FINANCING ACTIVITIES:
Dividends Paid	(1,568)	—	—
Issuance of Common Stock Under Compensation Plans	578	1,151	607
Payments to Repurchase Common Stock	(269)	—	—
Net Cash (Used In) Provided By in Financing Activities	(1,259)	1,151	607

Net Increase (Decrease) in Cash	5,532	(852)	792
Cash at Beginning of Year	6,209	7,061	6,269
Cash at End of Year	$11,741	$6,209	$7,061
99

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2014.

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

Ernst & Young LLP, an independent registered certified public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2014, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2014, as stated in its attestation report, which is included herein on page 101.

Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

100

Ernst & Young LLP One Tampa City Center Suite 2400 201 North Franklin Street Tampa, Florida 33602	Tel: +1 813 225 4800 Fax: +1 813 225 4711 ey.com

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Capital City Bank Group, Inc. and our report dated March 6, 2015 expressed an unqualified opinion thereon.

Tampa, Florida

March 6, 2015

101

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsection entitled “Codes of Conduct and Ethics” under the section entitled “Corporate Governance,” “Proposal No. 1 - Nominees for Election as Directors,” “Continuing Directors and Executive Officers,” “Share Ownership” and the subsection entitled “Committees of the Board” under the section “Board and Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 28, 2015.

Item 11.	Executive Compensation

Incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 28, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

The 2011 Associate Incentive Plan, 2011 Associate Stock Purchase Plan, and 2011 Director Stock Purchase Plan were approved by the Registrant’s shareowners. The following table provides certain information regarding the Registrant’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Securities Holders	37,246	(1)	$32.69	1,279,457	(2)
Equity Compensation Plans Not Approved by Securities Holders	—		—	—
Total	37,246		$32.69	1,279,457

(1)	Includes 37,246 shares that may be issued upon exercise of outstanding options under the terminated 2005 Associate Incentive Plan.
(2)	Consists of 774,393 shares available for issuance under our 2011 Associate Incentive Plan, 418,320 shares available for issuance under our 2011 Associate Stock Purchase Plan, and 86,744 shares available for issuance under our 2011 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2011 Associate Incentive Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 28, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the subsections entitled “Procedures for Review, Approval, or Ratification of Related Person Transactions” and “Transactions With Related Persons” under the section entitled “Executive Officers and Transactions with Related Persons” and the subsection entitled “Independent Directors” under the section entitled “Corporate Governance” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 28, 2015.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Fees and Related Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 28, 2015.

102

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.	Financial Statements

Report of Independent Registered Certified Public Accounting Firm
Consolidated Statements of Financial Condition at the End of Fiscal Years 2014 and 2013
Consolidated Statements of Operations for Fiscal Years 2014, 2013, and 2012
Consolidated Statements of Comprehensive Income for Fiscal Years 2014, 2013, and 2012
Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2014, 2013, and 2012
Consolidated Statements of Cash Flows for Fiscal Years 2014, 2013, and 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

	Reg. S-K Exhibit Table Item No.	Description of Exhibit

	3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

	3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).

	4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of the Registrant’s shareowners.

	4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

	4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

	4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

	4.5	In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.

	10.1	Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).

	10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).

	10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).
103

10.5	2006 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 23, 2006 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

10.6	Form of Participant Agreement for Long-Term Incentive Plan.**

11	Statement re Computation of Per Share Earnings.*

14	Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2014.**

23.1	Consent of Independent Registered Certified Public Accounting Firm.**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Information required to be presented in Exhibit 11 is provided in Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.
**	Filed electronically herewith.
104

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 6, 2015, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 2015 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
105

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 6, 2015, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ DuBose Ausley	/s/ J. Everitt Drew
DuBose Ausley	J. Everitt Drew

/s/ Thomas A. Barron	/s/ John K. Humphress
Thomas A. Barron	John K. Humphress

/s/ Allan G. Bense	/s/ Lina S. Knox
Allan G. Bense	Lina S. Knox

/s/ Frederick Carroll, III	/s/ Henry Lewis III
Frederick Carroll, III	Henry Lewis III

/s/ Cader B. Cox, III	/s/ William G. Smith, Jr.
Cader B. Cox, III	William G. Smith, Jr.
106

Exhibit Index

Reg. S-K Exhibit Table Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).

4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of the Registrant’s shareowners.

4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.5	In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.

10.1	Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).

10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).

10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).

10.5	2006 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 23, 2006 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

10.6	Form of Participant Agreement for Long-Term Incentive Plan.**

11	Statement re Computation of Per Share Earnings.*

14	Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2014.**

23.1	Consent of Independent Registered Certified Public Accounting Firm.**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
107

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Information required to be presented in Exhibit 11 is provided in Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.
**	Filed electronically herewith.
108