Form 10-Q
period 2015-03-31
CAPITAL CITY BANK GROUP INC
filed 2015-05-08
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

At April 30, 2015, 17,532,659 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	legislative or regulatory changes, including the Dodd-Frank Act, Basel III, and the ability to repay and qualified mortgage standards;
▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
▪	the effects of security breaches and computer viruses that may affect our computer systems or fraud related to debit card products;
▪	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision and deferred tax asset valuation allowance;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	our need and our ability to incur additional debt or equity financing;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	our ability to comply with the laws of each jurisdiction where we operate;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I.	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31,	December 31,
(Dollars in Thousands)	2015	2014
ASSETS
Cash and Due From Banks	$51,948	$55,467
Federal Funds Sold and Interest Bearing Deposits	296,888	329,589
Total Cash and Cash Equivalents	348,836	385,056

Investment Securities, Available for Sale, at fair value	404,887	341,548
Investment Securities, Held to Maturity, at amortized cost (fair value of $183,923 and $163,412)	183,489	163,581
Total Investment Securities	588,376	505,129

Loans Held For Sale	13,334	10,688

Loans, Net of Unearned Income	1,451,454	1,431,374
Allowance for Loan Losses	(16,090)	(17,539)
Loans, Net	1,435,364	1,413,835

Premises and Equipment, Net	100,038	101,899
Goodwill	84,811	84,811
Other Real Estate Owned	33,835	35,680
Other Assets	89,121	90,071
Total Assets	$2,693,715	$2,627,169

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$707,470	$659,115
Interest Bearing Deposits	1,502,544	1,487,679
Total Deposits	2,210,014	2,146,794

Short-Term Borrowings	49,488	49,425
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	30,418	31,097
Other Liabilities	66,821	64,426
Total Liabilities	2,419,628	2,354,629

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,532,631 and 17,447,223 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	175	174
Additional Paid-In Capital	42,941	42,569
Retained Earnings	251,765	251,306
Accumulated Other Comprehensive Loss, Net of Tax	(20,794)	(21,509)
Total Shareowners’ Equity	274,087	272,540
Total Liabilities and Shareowners’ Equity	$2,693,715	$2,627,169

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2015	2014
INTEREST INCOME
Loans, including Fees	$17,863	$18,098
Investment Securities:
Taxable	1,198	709
Tax Exempt	96	138
Funds Sold	189	291
Total Interest Income	19,346	19,236

INTEREST EXPENSE
Deposits	246	308
Short-Term Borrowings	21	20
Subordinated Notes Payable	332	331
Other Long-Term Borrowings	240	291
Total Interest Expense	839	950

NET INTEREST INCOME	18,507	18,286
Provision for Loan Losses	293	359
Net Interest Income After Provision for Loan Losses	18,214	17,927

NONINTEREST INCOME
Deposit Fees	5,541	5,869
Bank Card Fees	2,742	2,707
Wealth Management Fees	2,046	1,918
Mortgage Banking Fees	987	625
Data Processing Fees	373	541
Other	1,159	1,125
Total Noninterest Income	12,848	12,785

NONINTEREST EXPENSE
Compensation	16,524	15,781
Occupancy, Net	4,396	4,298
Intangible Amortization	—	32
Other Real Estate Owned, Net	1,497	1,399
Other	6,973	6,856
Total Noninterest Expense	29,390	28,366

INCOME BEFORE INCOME TAXES	1,672	2,346
Income Tax Expense (Benefit)	686	(1,405)

NET INCOME	$986	$3,751

BASIC NET INCOME PER SHARE	$0.06	$0.22
DILUTED NET INCOME PER SHARE	$0.06	$0.22

Average Basic Common Shares Outstanding	17,508	17,399
Average Diluted Common Shares Outstanding	17,555	17,439

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
NET INCOME	$986	$3,751
Other comprehensive income, before tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	1,146	(5)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	17	20
Total Investment Securities	1,163	15
Other comprehensive income, before tax	1,163	15
Deferred tax expense related to other comprehensive income	(448)	(6)
Other comprehensive income, net of tax	715	9
TOTAL COMPREHENSIVE INCOME	$1,701	$3,760

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2014	17,360,960	$174	$41,152	$243,614	$(8,540)	$276,400
Net Income		—	—	3,751	—	3,751
Other Comprehensive Income, Net of Tax		—	—	—	9	9
Cash Dividends ($0.0200 per share)		—	—	(348)	—	(348)
Stock Compensation Expense		—	317	—	—	317
Impact of Transactions Under Compensation Plans, net	65,691	—	(249)	—	—	(249)
Balance, March 31, 2014	17,426,651	$174	$41,220	$247,017	$(8,531)	$279,880

Balance, January 1, 2015	17,447,223	$174	$42,569	$251,306	$(21,509)	$272,540
Net Income		—	—	986	—	986
Other Comprehensive Income, Net of Tax		—	—	—	715	715
Cash Dividends ($0.0300 per share)		—	—	(527)	—	(527)
Stock Compensation Expense		—	261	—	—	261
Impact of Transactions Under Compensation Plans, net	85,408	1	111	—	—	112
Balance, March 31, 2015	17,532,631	$175	$42,941	$251,765	$(20,794)	$274,087

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$986	$3,751
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	293	359
Depreciation	1,633	1,589
Amortization of Premiums, Discounts, and Fees (net)	1,045	1,315
Amortization of Intangible Assets	—	32
Gain on Securities Transactions	(2)	—
Net Increase in Loans Held-for-Sale	(2,646)	(1,248)
Stock Compensation	261	317
Deferred Income Taxes	(1,349)	1,497
Loss on Sales and Write-Downs of Other Real Estate Owned	989	840
Loss on Sale or Disposal of Premises and Equipment	20	—
Net Decrease in Other Assets	3,021	783
Net Increase (Decrease) in Other Liabilities	2,445	(3,448)
Net Cash Provided By Operating Activities	6,696	5,787

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(33,204)	(51,311)
Payments, Maturities, and Calls	12,993	7,479
Securities Available for Sale:
Purchases	(92,106)	(9,980)
Payments, Maturities, and Calls	29,045	30,751
Net Increase in Loans	(23,436)	(8,695)
Proceeds From Sales of Other Real Estate Owned	2,598	4,485
Purchases of Premises and Equipment, net	(945)	(859)
Net Cash Used In Investing Activities	(105,055)	(28,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	63,220	27,465
Net Increase (Decrease) in Short-Term Borrowings	63	(3,828)
Repayment of Other Long-Term Borrowings	(679)	(2,832)
Dividends Paid	(527)	(348)
Issuance of Common Stock Under Compensation Plans	62	51
Net Cash Provided By Financing Activities	62,139	20,508

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,220)	(1,835)

Cash and Cash Equivalents at Beginning of Period	385,056	529,928
Cash and Cash Equivalents at End of Period	$348,836	$528,093

Supplemental Cash Flow Disclosures:
Interest Paid	$844	$914
Income Taxes Paid	$8	$1,030

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$1,742	$1,290
Transfer of Current Portion of Long-Term Borrowings	$—	$1,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The consolidated statement of financial condition at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2015				December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gain	Unrealized Losses	Market Value
Available for Sale
U.S. Government Treasury	$239,708	$1,238	$2	$240,944	$185,830	$220	$19	$186,031
U.S. Government Agency	108,202	380	130	108,452	95,950	289	142	96,097
States and Political Subdivisions	44,481	64	77	44,468	48,405	65	82	48,388
Mortgage-Backed Securities	2,041	197	—	2,238	2,094	193	—	2,287
Equity Securities(1)	8,785	—	—	8,785	8,745	—	—	8,745
Total	$403,217	$1,879	$209	$404,887	$341,024	$767	$243	$341,548

Held to Maturity
U.S. Government Treasury	$109,325	$567	$1	$109,891	$76,179	$144	$6	$76,317
U.S. Government Agency	15,092	45	—	15,137	19,807	29	19	19,817
States and Political Subdivisions	21,379	32	2	21,409	26,717	36	6	26,747
Mortgage-Backed Securities	37,693	32	239	37,486	40,878	33	380	40,531
Total	$183,489	$676	$242	$183,923	$163,581	$242	$411	$163,412

Total Investment Securities	$586,706	$2,555	$451	$588,810	$504,605	$1,009	$654	$504,960

(1)	Includes Federal Home Loan Bank, Federal Reserve Bank, and Bankers Bank stock recorded at cost of $3.7 million, $4.8 million, and $0.3 million, respectively, at March 31, 2015 and $3.9 million, $4.8 million, and $0.1million, respectively, at December 31, 2014.

Securities with an amortized cost of $339.2 million and $337.9 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of March 31, 2015, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$45,960	$46,025	$15,854	$15,873
Due after one through five years	270,816	272,048	129,942	130,564
Mortgage-Backed Securities	2,041	2,238	37,693	37,486
U.S. Government Agency	75,615	75,791	—	—
Equity Securities	8,785	8,785	—	—
Total	$403,217	$404,887	$183,489	$183,923

Unrealized Losses on Investment Securities. The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
March 31, 2015
Available for Sale
U.S. Government Treasury	$16,911	$2	$—	$—	$16,911	$2
U.S. Government Agency	16,554	50	17,559	80	34,113	130
States and Political Subdivisions	19,882	75	503	2	20,385	77
Mortgage-Backed Securities	36	—	—	—	36	—
Total	53,383	127	18,062	82	71,445	209

Held to Maturity
U.S. Government Treasury	4,975	1	—	—	4,975	1
States and Political Subdivisions	1,393	2	155	—	1,548	2
Mortgage-Backed Securities	13,456	97	16,777	142	30,233	239
Total	$19,824	$100	$16,932	$142	$36,756	$242

December 31, 2014
Available for Sale
U.S. Government Treasury	$35,838	$19	$—	$—	$35,838	$19
U.S. Government Agency	18,160	54	18,468	88	36,628	142
States and Political Subdivisions	16,497	77	505	5	17,002	82
Total	70,495	150	18,973	93	89,468	243

Held to Maturity
U.S. Government Treasury	15,046	6	—	—	15,046	6
U.S. Government Agency	10,002	19	—	—	10,002	19
States and Political Subdivisions	3,788	6	—	—	3,788	6
Mortgage-Backed Securities	15,066	149	18,155	231	33,221	380
Total	$43,902	$180	$18,155	$231	$62,057	$411
10

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

Approximately $18.1 million of investment securities, with an unrealized loss of approximately $82,000, have been in a loss position for greater than 12 months. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on March 31, 2015. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2015	December 31, 2014
Commercial, Financial and Agricultural	$143,951	$136,925
Real Estate – Construction	41,595	41,596
Real Estate – Commercial Mortgage	507,681	510,120
Real Estate – Residential(1)	296,724	295,969
Real Estate – Home Equity	228,171	229,572
Consumer	233,332	217,192
Loans, Net of Unearned Income	$1,451,454	$1,431,374

(1)	Includes loans in process with outstanding balances of $10.2 million and $7.4 million at March 31, 2015 and December 31, 2014, respectively.

Net deferred fees included in loans were $1.5 million at March 31, 2015 and December 31, 2014.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	March 31, 2015		December 31, 2014
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$626	—	$507	—
Real Estate – Construction	423	—	424	—
Real Estate – Commercial Mortgage	6,909	—	5,806	—
Real Estate – Residential	6,123	—	6,737	—
Real Estate – Home Equity	2,254	—	2,544	—
Consumer	455	—	751	—
Total Nonaccrual Loans	$16,790	—	$16,769	—
11

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
March 31, 2015
Commercial, Financial and Agricultural	$285	$—	$—	$285	$143,040	$143,951
Real Estate – Construction	595	—	—	595	40,577	41,595
Real Estate – Commercial Mortgage	497	—	—	497	500,275	507,681
Real Estate – Residential	1,277	235	—	1,512	289,089	296,724
Real Estate – Home Equity	226	—	—	226	225,691	228,171
Consumer	522	52	—	574	232,303	233,332
Total Past Due Loans	$3,402	$287	$—	$3,689	$1,430,975	$1,451,454

December 31, 2014
Commercial, Financial and Agricultural	$352	$155	$—	$507	$135,911	$136,925
Real Estate – Construction	690	—	—	690	40,482	41,596
Real Estate – Commercial Mortgage	1,701	569	—	2,270	502,044	510,120
Real Estate – Residential	682	1,147	—	1,829	287,403	295,969
Real Estate – Home Equity	689	85	—	774	226,254	229,572
Consumer	625	97	—	722	215,719	217,192
Total Past Due Loans	$4,739	$2,053	$—	$6,792	$1,407,813	$1,431,374

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

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
Three Months Ended
March 31, 2015
Beginning Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539
Provision for Loan Losses	354	(269)	88	(68)	(177)	365	293
Charge-Offs	(290)	—	(904)	(305)	(182)	(576)	(2,257)
Recoveries	55	—	30	48	24	358	515
Net Charge-Offs	(235)	—	(874)	(257)	(158)	(218)	(1,742)
Ending Balance	$903	$574	$4,501	$6,195	$2,547	$1,370	$16,090

Three Months Ended
March 31, 2014
Beginning Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$23,095
Provision for Loan Losses	(130)	258	(63)	105	194	(5)	359
Charge-Offs	(11)	—	(594)	(731)	(403)	(405)	(2,144)
Recoveries	75	4	27	395	11	288	800
Net Charge-Offs	64	4	(567)	(336)	(392)	(117)	(1,344)
Ending Balance	$633	$1,842	$7,080	$8,842	$2,853	$860	$22,110
12

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
March 31, 2015
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$334	$—	$2,349	$2,294	$557	$15	$5,549
Loans Collectively Evaluated for Impairment	569	574	2,152	3,901	1,990	1,355	10,541
Ending Balance	$903	$574	$4,501	$6,195	$2,547	$1,370	$16,090

December 31, 2014
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$293	$—	$2,733	$2,113	$638	$5	$5,782
Loans Collectively Evaluated for Impairment	491	843	2,554	4,407	2,244	1,218	11,757
Ending Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539

March 31, 2014
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$102	$89	$4,205	$2,281	$508	$32	$7,217
Loans Collectively Evaluated for Impairment	531	1,753	2,875	6,561	2,345	828	14,893
Ending Balance	$633	$1,842	$7,080	$8,842	$2,853	$860	$22,110

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
March 31, 2015
Individually Evaluated for Impairment	$1,252	$401	$31,213	$19,840	$3,123	$197	$56,026
Collectively Evaluated for Impairment	142,699	41,194	476,468	276,884	225,048	233,135	1,395,428
Total	$143,951	$41,595	$507,681	$296,724	$228,171	$233,332	$1,451,454

December 31, 2014
Individually Evaluated for Impairment	$1,040	$401	$32,242	$20,120	$3,074	$216	$57,093
Collectively Evaluated for Impairment	135,885	41,195	477,878	275,849	226,498	216,976	1,374,281
Total	$136,925	$41,596	$510,120	$295,969	$229,572	$217,192	$1,431,374

March 31, 2014
Individually Evaluated for Impairment	$1,585	$556	$49,914	$20,844	$2,973	$361	$76,233
Collectively Evaluated for Impairment	137,079	35,898	472,105	284,268	223,438	165,756	1,318,544
Total	$138,664	$36,454	$522,019	$305,112	$226,411	$166,117	$1,394,777
13

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

The following table presents loans individually evaluated for impairment by class of loans.

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
March 31, 2015
Commercial, Financial and Agricultural	$1,252	$182	$1,070	$334
Real Estate – Construction	401	401	—	—
Real Estate – Commercial Mortgage	31,213	13,012	18,201	2,349
Real Estate – Residential	19,840	4,841	14,999	2,294
Real Estate – Home Equity	3,123	799	2,324	557
Consumer	196	2	194	15
Total	$56,025	$19,237	$36,788	$5,549

December 31, 2014
Commercial, Financial and Agricultural	$1,040	$189	$851	$293
Real Estate – Construction	401	401	—	—
Real Estate – Commercial Mortgage	32,242	11,984	20,258	2,733
Real Estate – Residential	20,120	5,492	14,628	2,113
Real Estate – Home Equity	3,074	758	2,316	638
Consumer	216	3	213	5
Total	$57,093	$18,827	$38,266	$5,782

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	For Three Months Ended March 31,
	2015		2014
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$1,252	$11	$1,582	$19
Real Estate - Construction	401	—	557	1
Real Estate - Commercial Mortgage	31,213	261	49,943	529
Real Estate - Residential	19,840	197	20,656	209
Real Estate - Home Equity	3,123	21	3,166	17
Consumer	196	2	360	2
Total	$56,025	$492	$76,264	$777

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

The following table presents the risk category of loans by segment.

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Criticized Loans
March 31, 2015
Special Mention	$10,454	$48,027	$124	$58,605
Substandard	2,101	71,305	841	74,247
Doubtful	—	—	—	—
Total Criticized Loans	$12,555	$119,332	$965	$132,852

December 31, 2014
Special Mention	$8,059	$51,060	$114	$59,233
Substandard	2,817	79,167	1,153	83,137
Doubtful	—	—	—	—
Total Criticized Loans	$10,876	$130,227	$1,267	$142,370

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

The following table presents loans classified as TDRs.

	March 31, 2015		December 31, 2014
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$803	$261	$838	$266
Real Estate – Construction	—	—	—	—
Real Estate – Commercial Mortgage	24,062	457	26,565	—
Real Estate – Residential	15,537	1,235	14,940	1,622
Real Estate – Home Equity	1,993	150	1,856	356
Consumer	195	—	211	—
Total TDRs	$42,590	$2,103	$44,410	$2,244

Loans classified as TDRs during the periods indicated are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term or a principal moratorium and the financial impact of these modifications was not material.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	1	$52	$54
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	1	457	457	1	584	584
Real Estate - Residential	4	464	437	3	836	890
Real Estate - Home Equity	—	—	—	3	248	248
Consumer	—	—	—	1	34	34
Total TDRs	5	$921	$894	9	$1,754	$1,810
16

For the three months ended March 31, 2015 and March 31, 2014, there were no TDR defaults for loans that had been modified within the previous 12 months.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	1	$118	3	$1,262
Interest rate adjustment	1	156	1	156
Extended amortization and interest rate adjustment	3	620	2	197
Other	—	—	3	195
Total TDRs	5	$894	9	$1,810

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
Beginning Balance	$35,680	$48,071
Additions	1,742	1,290
Valuation Write-downs	(801)	(730)
Sales	(2,737)	(4,595)
Other	(49)	—
Ending Balance	$33,835	$44,036

Net expenses applicable to other real estate owned include the following:

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
Gains from the Sale of Properties	$(121)	$(246)
Losses from the Sale of Properties	310	356
Rental Income from Properties	(188)	(213)
Property Carrying Costs	695	772
Valuation Adjustments	801	730
Total	$1,497	$1,399

As of March 31, 2015, the Company had $3.1 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
Service Cost	$1,675	$1,500
Interest Cost	1,425	1,400
Expected Return on Plan Assets	(1,950)	(1,875)
Prior Service Cost Amortization	75	75
Net Loss Amortization	800	325
Net Periodic Benefit Cost	$2,025	$1,425

Discount Rate	4.15%	5.00%
Long-Term Rate of Return on Assets	7.50%	7.50%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
Interest Cost	$28	$28
Prior Service Cost Amortization	2	40
Net Gain Amortization	(90)	(183)
Net Periodic Benefit Income	$(60)	$(115)

Discount Rate	4.15%	5.00%

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

	March 31, 2015			December 31, 2014
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$48,334	$271,280	$319,614	$33,633	$278,438	$312,071
Standby Letters of Credit	7,384	—	7,384	8,307	—	8,307
Total	$55,718	$271,280	$326,998	$41,940	$278,438	$320,378

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

In December 2013, a settlement agreement was approved by the court in resolution of the aforementioned Covered Litigation matter. Visa’s share of the settlement is to be paid from the litigation reserve account, which was further funded during the third quarter of 2014 resulting in a payment of $161,000 to the counterparty. Fixed charges included in the liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly fixed payments approximate $50,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

A summary of fair values for assets and liabilities consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2015
Securities Available for Sale:
U.S. Government Treasury	$240,944	$—	$—	$240,944
U.S. Government Agency	—	108,452	—	108,452
States and Political Subdivisions	—	44,468	—	44,468
Mortgage-Backed Securities	—	2,238	—	2,238
Equity Securities	—	8,785	—	8,785

December 31, 2014
Securities Available for Sale:
U.S. Government Treasury	$186,031	$—	$—	$186,031
U.S. Government Agency	—	96,097	—	96,097
State and Political Subdivisions	—	48,388	—	48,388
Mortgage-Backed Securities	—	2,287	—	2,287
Equity Securities	—	8,745	—	8,745

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $19.6 million with a valuation allowance of $1.9 million at March 31, 2015 and $13.6 million and $2.0 million, respectively, at December 31, 2014.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	March 31, 2015
(Dollars in Thousands)	Carrying Value	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
ASSETS:
Cash	$51,948		$51,948	$		$
Short-Term Investments	296,888		296,888
Investment Securities, Available for Sale	404,887		240,944		163,943
Investment Securities, Held to Maturity	183,923		109,891		74,032
Loans Held for Sale	13,334				13,334
Loans, Net of Allowance for Loan Losses	1,435,364						1,446,236

LIABILITIES:
Deposits	$2,210,014	$			$2,169,563	$
Short-Term Borrowings	49,488				49,517
Subordinated Notes Payable	62,887				42,740
Long-Term Borrowings	30,418				31,574

	December 31, 2014
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,467	$55,467	$—	$—
Short-Term Investments	329,589	329,589	—	—
Investment Securities, Available for Sale	341,548	186,031	155,517	—
Investment Securities, Held to Maturity	163,581	76,317	87,095	—
Loans Held for Sale	10,688	—	10,688
Loans, Net of Allowance for Loan Losses	1,413,835	—	—	1,369,314

LIABILITIES:
Deposits	$2,146,794	$—	$2,146,510	$—
Short-Term Borrowings	49,425	—	48,760	—
Subordinated Notes Payable	62,887	—	62,887	—
Long-Term Borrowings	31,097	—	32,313	—

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 8 – OTHER COMPREHENSIVE INCOME

The amounts allocated to other comprehensive income are presented in the table below. Reclassification adjustments related to securities held for sale are included in net gain (loss) on securities transactions in the accompanying consolidated statements of comprehensive income. For the periods presented, reclassifications adjustments related to securities held for sale was not material.

(Dollars in Thousands)	Before Tax Amount	Tax Expense	Net of Tax Amount
March 31, 2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,146	$(441)	$705
Amortization of losses on securities transferred from available for sale to held to maturity	17	(7)	10
Total Other Comprehensive Income	$1,163	$(448)	$715

March 31, 2014
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(5)	$2	$(3)
Amortization of losses on securities transferred from available for sale to held to maturity	20	(8)	12
Total Other Comprehensive Income	$15	$(6)	$9

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2015	$59	$(21,568)	$(21,509)
Other comprehensive income during the period	715	—	715
Balance as of March 31, 2015	$774	$(21,568)	$(20,794)

Balance as of January 1, 2014	$(132)	$(8,408)	$(8,540)
Other comprehensive income during the period	9	—	9
Balance as of March 31, 2014	$(123)	$(8,408)	$(8,531)

NOTE 9 – ACCOUNTING STANDARDS UPDATES

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” ASU 2015-03 requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for the Company beginning December 15, 2015, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on the Company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during the first quarter of 2015 compares with prior periods. Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our 2014 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the “Bank” or “CCB”). The Bank offers a broad array of products and services through a total of 63 offices located in Florida, Georgia, and Alabama. The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

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

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2014 Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015	2014				2013
(Dollars in Thousands, Except Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$19,346	$19,871	$19,766	$19,348	$19,236	$20,076	$20,250	$20,698
Interest Expense	839	852	868	910	950	1,080	1,050	1,103
Net Interest Income	18,507	19,019	18,898	18,438	18,286	18,996	19,200	19,595
Provision for Loan Losses	293	623	424	499	359	397	555	1,450
Net Interest Income After Provision for Loan Losses	18,214	18,396	18,474	17,939	17,927	18,599	18,645	18,145
Noninterest Income	12,848	13,053	13,351	13,347	12,785	13,825	14,026	13,731
Noninterest Expense	29,390	28,309	28,607	29,076	28,366	29,647	30,153	30,464
Income Before Income Taxes	1,672	3,140	3,218	2,210	2,346	2,777	2,518	1.412
Income Tax Expense (Benefit)	686	1,219	1,103	737	(1,405)	5	927	569
Net Income	986	1,921	2,115	1,473	3,751	2,772	1,591	843
Net Interest Income (FTE)	18,611	19,124	19,020	18,567	18,424	19,141	19,355	19,744

Per Common Share:
Net Income Basic	$0.06	$0.11	$0.12	$0.08	$0.22	$0.16	$0.09	$0.05
Net Income Diluted	0.06	0.11	0.12	0.08	0.22	0.16	0.09	0.05
Cash Dividends Declared	0.03	0.03	0.02	0.02	0.02	0.00	0.00	0.00
Diluted Book Value	15.59	15.53	16.18	16.08	16.02	15.85	14.44	14.36
Market Price:
High	16.33	16.00	14.98	14.71	14.59	12.69	13.08	12.64
Low	13.16	13.00	13.26	12.60	11.56	11.33	11.06	10.12
Close	16.25	15.54	13.54	14.53	13.28	11.77	11.78	11.53

Selected Average Balances:
Loans, Net	$1,448,617	$1,426,756	$1,421,327	$1,411,988	$1,395,506	$1,414,909	$1,436,039	$1,456,904
Earning Assets	2,306,485	2,212,781	2,209,429	2,260,885	2,268,320	2,206,286	2,201,390	2,206,694
Total Assets	2,648,551	2,549,736	2,530,571	2,578,993	2,598,307	2,553,653	2,558,395	2,564,528
Deposits	2,163,376	2,077,365	2,062,881	2,109,563	2,124,960	2,050,870	2,059,498	2,067,647
Shareowners’ Equity	275,304	286,029	284,130	282,346	279,729	253,999	251,617	250,485
Common Equivalent Average Shares:
Basic	17,508	17,433	17,440	17,427	17,399	17,341	17,336	17,319
Diluted	17,555	17,530	17,519	17,488	17,439	17,423	17,396	17,355

Performance Ratios:
Return on Average Assets	0.15%	0.30%	0.33%	0.23%	0.59%	0.43%	0.25%	0.13%
Return on Average Equity	1.45	2.66	2.95	2.09	5.44	4.33	2.51	1.35
Net Interest Margin (FTE)	3.27	3.43	3.42	3.29	3.29	3.45	3.49	3.59
Noninterest Income as % of Operating Revenue	40.98	40.70	41.40	41.99	41.15	42.12	42.21	41.20
Efficiency Ratio	93.49	88.16	88.44	91.15	91.02	90.22	90.42	91.07

Asset Quality:
Allowance for Loan Losses	$16,090	$17,539	$19,093	$20,543	$22,110	$23,095	$25,010	$27,294
Allowance for Loan Losses to Loans	1.10%	1.22%	1.34%	1.45%	1.57%	1.65%	1.75%	1.89%
Nonperforming Assets (“NPAs”)	50,625	52,449	65,208	68,249	78,594	85,035	94,700	96,653
NPAs to Total Assets	1.88	2.00	2.61	2.66	2.98	3.26	3.77	3.77
NPAs to Loans plus ORE	3.38	3.55	4.45	4.67	5.42	5.87	6.38	6.44
Allowance to Non-Performing Loans	95.83	104.60	81.31	80.03	63.98	62.48	60.00	65.66
Net Charge-Offs to Average Loans	0.49	0.61	0.52	0.59	0.39	0.65	0.78	0.54

Capital Ratios:
Tier I Capital	16.16%	16.67%	16.88%	16.85%	16.85%	16.56%	15.60%	15.36%
Total Capital	17.11	17.76	18.08	18.10	18.10	17.94	16.97	16.73
Common Equity Tier 1(1)	12.57	NA	NA	NA	NA	NA	NA	NA
Tangible Capital	7.26	7.38	8.22	7.93	7.66	7.58	6.84	6.64
Leverage	10.73	10.99	10.97	10.70	10.47	10.46	10.16	10.07

(1)	Not applicable prior to January 1, 2015.
24

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

▪	Net income of $1.0 million, or $0.06 per diluted share, for the first quarter of 2015 compared to net income of $1.9 million, or $0.11 per diluted share, in the fourth quarter of 2014, and net income of $3.8 million, or $0.22 per diluted share, for the first quarter of 2014. First quarter 2014 earnings were favorably impacted by a tax benefit of $2.2 million, or $0.13 per share, related to an adjustment to our reserve for uncertain tax positions.

▪	Tax equivalent net interest income for the first quarter of 2015 totaled $18.6 million, a $0.5 million, or 2.7%, decrease from the fourth quarter of 2014 and a $0.2 million, or 1.0%, increase over the first quarter of 2014. The decrease from the fourth quarter of 2014 was primarily attributable to two less calendar days and interest recoveries realized during the fourth quarter, partially offset by a favorable shift in our earning asset mix due to growth in the loan and investment portfolios. The increase over the comparable prior year quarter also reflects a favorable shift in earning asset mix due to growth in the loan and investment portfolios as well as a slight reduction in interest expense.

▪	Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $1.8 million, $2.0 million, and $1.8 million for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively. While OREO expenses are still elevated, slower problem loan migration, lower loan losses, and improved credit metrics have resulted in a normalized loan loss provision.

▪	Noninterest income for the first quarter of 2015 totaled $12.8 million, a decrease of $0.2 million, or 1.6%, from the fourth quarter of 2014 primarily attributable to an expected lower level of deposit fees reflective of lower utilization of our overdraft service due to client receipt of tax refunds. Compared to the same prior year period, noninterest income increased $0.1 million, or 0.5%, driven by higher mortgage banking fees.

▪	Noninterest expense (excluding OREO expense) for the first quarter of 2015 totaled $27.9 million, an increase of $0.9 million, or 3.5%, over the fourth quarter of 2014 and $0.9 million, or 3.5%, over the first quarter of 2014. The increase compared to both periods was driven by higher compensation expense, primarily pension plan expense reflective of an unfavorable adjustment to the discount rate that determines plan liability costs.

Financial Condition

▪	Average earning assets totaled $2.306 billion for the first quarter of 2015, an increase of $93.7 million, or 4.2%, over the fourth quarter of 2014 and $38.2 million, or 1.7%, over the first quarter of 2014. The increase over the fourth quarter of 2014 reflects an expected seasonal increase in our public funds balances. The increase over the comparable prior year quarter reflects a higher level of noninterest bearing deposits. Additionally, growth in both the loan and investment portfolios led to a more favorable earning asset mix compared to both prior periods.

▪	Average loans increased $21.9 million, or 1.5%, over the fourth quarter of 2014 and $53.1 million, or 3.8%, over the first quarter of 2014. The improvement over both prior periods was primarily driven by growth in the consumer (indirect auto) loan portfolio, and to a lesser extent, the commercial and industrial loan portfolio.

▪	Average total deposits were $2.163 billion for the first quarter of 2015, an increase of $86.0 million, or 4.1%, over the fourth quarter of 2014 and $38.4 million, or 1.8%, over the first quarter of 2014. Higher public funds deposit balances drove the increase over both prior periods.

▪	Nonperforming assets totaled $50.6 million at March 31, 2015, a decrease of $1.8 million from December 31, 2014 and $28.0 million from March 31, 2014. Nonperforming assets represented 1.88% of total assets at March 31, 2015 compared to 2.00% at December 31, 2014 and 2.98% at March 31, 2014.

▪	As of March 31, 2015, we were well-capitalized with a risk based capital ratio of 17.11% and a tangible common equity ratio of 7.26% compared to 17.76% and 7.38%, respectively, at December 31, 2014, and 18.10% and 7.66%, respectively, at March 31, 2014. Basel III capital standards became effective for the first quarter of 2015 and under these new requirements, we are publishing a new regulatory capital ratio, common equity tier 1 capital, which was 12.57% at March 31, 2015, significantly exceeding the current regulatory “well capitalized” threshold of 6.50%.
25

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2015, we realized net income of $1.0 million, or $0.06 per diluted share, compared to net income of $1.9 million, or $0.11 per diluted share, for the fourth quarter of 2014, and net income of $3.8 million, or $0.22 per diluted share, for the first quarter of 2014.

Compared to the fourth quarter of 2014, performance reflected lower net interest income of $0.5 million, noninterest income of $0.2 million, and higher noninterest expense of $1.1 million, partially offset by a lower loan loss provision of $0.3 million and income taxes of $0.5 million.

Compared to the first quarter of 2014, the decrease in earnings was due to higher noninterest expense of $1.0 million and higher income taxes of $2.1 million, partially offset by higher net interest income of $0.2 million, noninterest income of $0.1 million, and a $0.1 million decrease in the loan loss provision.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands, except per share data)	2015	2014	2014
Interest Income	$19,346	$19,871	$19,236
Taxable Equivalent Adjustments	104	105	138
Total Interest Income (FTE)	19,450	19,976	19,374
Interest Expense	839	852	950
Net Interest Income (FTE)	18,611	19,124	18,424
Provision for Loan Losses	293	623	359
Taxable Equivalent Adjustments	104	105	138
Net Interest Income After Provision for Loan Losses	18,214	18,396	17,927
Noninterest Income	12,848	13,053	12,785
Noninterest Expense	29,390	28,309	28,366
Income Before Income Taxes	1,672	3,140	2,346
Income Tax Expense (Benefit)	686	1,219	(1,405)
Net Income	$986	$1,921	$3,751

Basic Net Income Per Share	$0.06	$0.11	$0.22
Diluted Net Income Per Share	$0.06	$0.11	$0.22

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest-bearing liabilities.  This information is provided on a “taxable equivalent” basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 38.

Tax equivalent net interest income for the first quarter of 2015 was $18.6 million compared to $19.1 million for the fourth quarter of 2014 and $18.4 million for the first quarter of 2014.  The decrease in tax equivalent net interest income compared to the fourth quarter of 2014 was primarily attributable to two less calendar days and interest recoveries realized during the fourth quarter, partially offset by a favorable shift in our earning asset mix due to growth in the loan and investment portfolios. The increase in tax equivalent net interest income compared to the first quarter of 2014 also reflects a favorable shift in earning asset mix due to growth in the loan and investment portfolios as well as a slight reduction in interest expense. The lower interest expense is attributable to maturing FHLB advances and favorable repricing on most deposit products.

Pressure on net interest income continues primarily as a result of the low rate environment.  Despite favorable volume variances in both the loan and investment portfolios, the low rate environment continues to negatively impact the loan yields and, going forward, will have minimal to no impact on our cost of funds. Increased lending competition in all markets has also unfavorably impacted the pricing for loans.

The net interest margin for the first quarter of 2015 was 3.27%, a decrease of 16 basis points over the fourth quarter of 2014 and a decline of two basis points from the first quarter of 2014.  Compared to the fourth quarter of 2014, the decrease in the margin was primarily attributable to a higher level of earning assets reflective of the expected seasonal increase in public funds balances, which accounted for 14 of the 16 basis point reduction in the margin. The lower margin compared to the first quarter of 2014 was also due to a higher level of earning assets.

Historically low interest rates (essentially setting a floor on deposit repricing), foregone interest, unfavorable asset repricing without the flexibility to significantly adjust deposit rates and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin.  Our current strategy, which remains consistent with our historical strategy, is to not accept greater interest rate risk by reaching further out on the curve for yield, particularly given the fact that short term rates are at historical lows.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has historically produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2015 was $0.3 million compared to $0.6 million for the fourth quarter of 2014 and $0.4 million for the first quarter of 2014. The reduction in the provision from both prior periods reflects favorable problem loan migration, lower loss content, and continued improvement in key credit metrics. Net charge-offs for the first quarter of 2015 totaled $1.7 million, or 0.49% (annualized), of average loans compared to $2.2 million, or 0.61% (annualized), for the fourth quarter of 2014 and $1.3 million, or 0.39% (annualized), for the first quarter of 2014. At March 31, 2015, the allowance for loan losses was $16.1 million, or 1.10% of outstanding loans (net of overdrafts) and provided coverage of 96% of nonperforming loans compared to 1.22% and 105%, respectively, at December 31, 2014, and 1.57% and 64%, respectively, at March 31, 2014.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2015	December 31, 2014	March 31, 2014
CHARGE-OFFS
Commercial, Financial and Agricultural	$290	$688	$11
Real Estate – Construction	—	28	—
Real Estate – Commercial Mortgage	904	957	594
Real Estate – Residential	305	522	731
Real Estate – Home Equity	182	(20)	403
Consumer	576	608	405
Total Charge-offs	2,257	2,783	2,144

RECOVERIES
Commercial, Financial and Agricultural	55	66	75
Real Estate – Construction	—	2	4
Real Estate – Commercial Mortgage	30	76	27
Real Estate – Residential	48	212	395
Real Estate – Home Equity	24	28	11
Consumer	358	222	288
Total Recoveries	515	606	800

Net Charge-offs	$1,742	$2,177	$1,344

Net Charge-offs (Annualized) as a	0.49%	0.61%	0.39%
Percent of Average Loans Outstanding,
Net of Overdrafts
27

Noninterest Income

Noninterest income for the first quarter of 2015 totaled $12.8 million, a decrease of $0.2 million, or 1.6%, from the fourth quarter of 2014 attributable to lower deposit fees of $0.5 million that was partially offset by higher mortgage banking fees of $0.2 million and bank card fees of $0.1 million. Compared to the first quarter of 2014, noninterest income increased $0.1 million, or 0.5%, reflective of a $0.4 million increase in mortgage banking fees and a $0.1 million increase in wealth management fees, partially offset by lower deposit fees of $0.3 million and data processing fees of $0.1 million. Noninterest income represented 40.98% of operating revenues in the first quarter of 2015 compared to 40.70% in the fourth quarter of 2014 and 41.15% in the first quarter of 2014. The decrease over the first quarter of 2014 reflects higher net interest income. Due to the death of one of our officers, we expect tax free proceeds from the bank owned life insurance policy in the net amount of approximately $1.7 million to be received during the second quarter of 2015.

The table below reflects the major components of noninterest income.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands)	2015	2014	2014
Deposit Fees	$5,541	$6,027	$5,869
Bank Card Fees	2,742	2,658	2,707
Wealth Management Fees	2,046	1,988	1,918
Mortgage Banking Fees	987	808	625
Data Processing Fees	373	278	541
Securities Transactions	2	1	—
Other	1,157	1,293	1,125
Total Noninterest Income	$12,848	$13,053	$12,785

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees decreased $486,000, or 8.1%, from the fourth quarter of 2014 and $328,000, or 5.6%, from the first quarter of 2014. The decline from the fourth quarter of 2014 was primarily due to an expected lower utilization of our overdraft protection service during the first quarter as clients receive tax refunds, and to a lesser extent, two fewer processing days in the first quarter of 2014. Compared to the first quarter of 2014, the decline was due to a lower level of overdraft fees generally reflective of improved financial management by our clients.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) increased $84,000, or 3.2%, over the fourth quarter of 2014, and $35,000, or 1.3%. over the first quarter of 2014. The increase compared to both prior periods was attributable to higher card activity and spend volume by our clients.

Wealth Management Fees. Wealth management fees include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) and totaled $2.0 million for the first quarter of 2015, an increase of $58,000, or 2.9%, over the fourth quarter of 2014 and $128,000 or 6.7%, over the first quarter of 2014. The increase over the fourth quarter of 2014 reflects higher retail brokerage fees of $76,000 partially offset by an $18,000 decrease in trust fees. The increase in retail brokerage fees was attributable to a higher level of account activity by our clients. The slight reduction in trust fees reflects lower account valuations at quarter-end on which fees are based. Compared to the first quarter of 2014, the increase in fees reflects higher retail brokerage fees of $25,000 and trust fees of $103,000. The favorable variance in retail brokerage fees was driven by higher account activity by our clients and growth in new business drove the increase in trust fees. At March 31, 2015, total assets under management were approximately $1.226 billion compared to $1.278 billion at December 31, 2014 and $1.238 billion at March 31, 2014.

Mortgage Banking Fees. Mortgage banking fees increased $179,000, or 22.2%, over the fourth quarter of 2014 and $362,000, or 57.9%, over the first quarter of 2014. Compared to both prior periods, the increase was driven by a pick-up in new home purchase origination and refinancing as well as a higher margin realized on sold loans. The mix of new loan production between home purchase and refinance for the first quarter of 2015 was 79%/21% compared to 81%/19% for the first quarter of 2014.

Data Processing Fees. Data processing fees increased by $95,000, or 34.2%, over the fourth quarter of 2014 and decreased $168,000, or 31.1%, from the first quarter of 2014. The favorable variance compared to the sequential quarter was due to an unfavorable adjustment in the fourth quarter of 2014 related to a government contract for which processing was discontinued. Compared to the first quarter of 2014, the reduction also reflects the loss of the aforementioned government processing contract.

Noninterest Expense

Noninterest expense for the first quarter of 2015 totaled $29.4 million, an increase of $1.1 million, or 3.8%, over the fourth quarter of 2014 and $1.0 million, or 3.6%, over the first quarter of 2014. Compared to the fourth quarter of 2014, the increase reflects higher compensation expense of $0.7 million, other real estate expense of $0.1 million, and other expense (excluding OREO expenses) of $0.3 million. Compared to the first quarter of 2014, the increase was attributable to higher compensation expense of $0.7 million, occupancy expense of $0.1 million, other real estate expense of $0.1 million and other expense (excluding OREO expenses) of $0.1 million. Expense management is an important part of our culture and strategic focus and we will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses. Higher pension plan expense was the primary reason for the increase in compensation expense compared to both prior periods and is discussed in further detail below.

The table below reflects the major components of noninterest expense.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands)	2015	2014	2014
Salaries	$12,515	$12,306	$12,531
Associate Benefits	4,009	3,544	3,250
Total Compensation	16,524	15,580	15,781

Premises	2,276	2,360	2,132
Equipment	2,120	2,080	2,166
Total Occupancy	4,396	4,440	4,298

Legal Fees	705	603	781
Professional Fees	1,045	856	1,066
Processing Services	1,778	1,595	1,472
Advertising	340	294	318
Travel and Entertainment	211	230	173
Printing and Supplies	204	153	274
Telephone	535	482	480
Postage	281	261	305
Insurance – Other	705	734	731
Intangible Amortization	—	—	32
Other Real Estate Owned, Net	1,497	1,353	1,399
Miscellaneous	1,169	1,458	1,256
Total Other	8,470	8,019	8,287

Total Noninterest Expense	$29,390	$28,309	$28,366

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $16.5 million for the first quarter of 2015, an increase of $674,000, or 4.3%, over the fourth quarter of 2014 due to higher associate benefit expense of $465,000 and higher salary expense of $209,000. The increase in associate benefit expense reflects a $1.0 million increase in pension plan expense partially offset by a $491,000 reduction in stock compensation expense. The increase in our pension plan expense is primarily attributable to the utilization of a lower discount rate in 2015 for determining plan liabilities reflective of a decrease in long-term bond interest rates. Revision to the mortality tables used to calculate pension liabilities also contributed to the increase, but to a lesser extent. The decrease in stock compensation expense was due to the scaled up earn-out achieved in the prior quarter related to 2014 performance that exceeded stock compensation plan goals. The expense for the first quarter of 2015 reflects the reset of our stock performance plans for the new-year. The increase in salary expense was due to higher payroll taxes of $272,000 and unemployment taxes of $116,000, partially offset by lower cash incentive expense of $185,000. The increase in payroll taxes reflects the reset of social security taxes and the increase in unemployment taxes is attributable to timing as a large portion of the annual premium is paid in the first quarter. Compared to the first quarter of 2014, total compensation expense increased $743,000, or 4.7%, primarily attributable to higher pension plan expense reflective of the same unfavorable factors previously noted. Pension plan expense is determined by an external actuarial valuation based on assumptions that are evaluated annually, taking into consideration both current market conditions and anticipated long-term market conditions. A discussion of the sensitivity to these assumptions is detailed in the Critical Accounting Policy section of our 2014 10-K report.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.4 million for the first quarter of 2015, a decrease of $44,000, or 1.0%, from the fourth quarter of 2014 driven by lower expense for furniture/equipment repairs and maintenance. Compared to the first quarter of 2014, occupancy expense increased $98,000, or 2.3%, attributable to higher premises expense, primarily higher building maintenance costs.

Other. Other noninterest expense totaled $8.5 million for the first quarter of 2015, an increase of $451,000, or 5.6%, over the fourth quarter of 2014 and $183,000, or 2.2%, over the first quarter of 2014. The increase compared to the fourth quarter of 2014 was primarily due to higher professional fees of $189,000, processing services of $183,000, OREO expense of $144,000 and legal fees of $102,000, partially offset by lower miscellaneous expense of $289,000. The increase in professional fees was attributable to higher audit and consulting fees. The increase in processing services was attributable to the implementation of a new online and mobile banking platform. The increase in OREO expense was attributable to higher property carrying costs. The increase in legal fees reflects higher fees to support loan workouts. The decrease in miscellaneous expense was due to lower debit card losses and to a lesser extent a reduction in losses from the disposal of fixed assets. The increase compared to the first quarter of 2014 was attributable to higher processing services of $306,000 and OREO expense of $98,000, partially offset by lower legal fees of $76,000, printing and supplies of $70,000, and miscellaneous expense of $87,000. The higher level of processing fees reflects the implementation of the new online and mobile banking platform mentioned previously. The increase in OREO expense was attributable to a higher level of valuation adjustments for properties. A lower level of legal support needed for problem loan collection drove the reduction in legal fees. The decrease in printing and supplies and miscellaneous expense reflects our continued efforts to control operating costs.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 93.49% for the first quarter of 2015 compared to 88.16% for the fourth quarter of 2014 and 91.02% for the first quarter of 2014. The unfavorable variance in this metric compared to both prior periods was driven by an increase in operating expenses, primarily pension plan expense, which outpaced the increase in operating revenues (net interest income plus noninterest income).

Income Taxes

We realized income tax expense of $0.7 million for the first quarter of 2015 compared to $1.2 million for the fourth quarter of 2014 and an income tax benefit of $1.4 million for the first quarter of 2014. Income taxes for the first quarter of 2014 were favorably impacted by a $2.2 million state tax benefit attributable to an adjustment in our reserve for uncertain tax positions associated with prior year matters.

FINANCIAL CONDITION

Average assets totaled approximately $2.649 billion for the first quarter of 2015, an increase of $98.8 million, or 3.9%, from the fourth quarter of 2014, and an increase of $50.2 million, or 1.9%, from the first quarter of 2014. Average earning assets were $2.306 billion for the first quarter of 2015, an increase of $93.7 million, or 4.2%, over the fourth quarter of 2014 and $38.2 million, or 1.7%, over the first quarter of 2014.  The increase in earning assets over the fourth quarter of 2014 reflects a higher level of public funds. The increase in earning assets over the first quarter 2014 primarily reflected a higher level of noninterest bearing deposits. Additionally, growth in both the loan and investment portfolios led to a more favorable earning asset mix compared to both prior periods.

Investment Securities

In the first quarter of 2015, our average investment portfolio increased $58.1 million, or 11.7%, from the fourth quarter of 2014 and increased $150.0 million, or 37.0%, from the first quarter of 2014. As a percentage of average earning assets, the investment portfolio represented 24.1% in the first quarter of 2015, compared to 22.5% in the fourth quarter of 2014 and 17.9% in the first quarter of 2014. The increase in the average balance of the investment portfolio compared to prior periods was primarily attributable to increases in U.S. Treasury purchases, partially offset by declines in municipal securities. These purchases were part of a strategy implemented in the first quarter of 2015 to deploy some of our liquidity. The supply of high quality municipal bonds with attractive spreads over U.S. Treasuries continues to be limited. For the remainder of 2015, we will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and the Bank’s overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). During the first quarter of 2015, securities were purchased under both the AFS and HTM designations. As of March 31, 2015, $404.9 million, or 68.8% of the investment portfolio was classified as AFS, with the remaining $183.9 million classified as HTM.

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

At March 31, 2015, the investment portfolio contained a net pre-tax unrealized gain in the AFS portfolio of $1.7 million compared to $0.5 million at December 31, 2014 and $0.3 million March 31, 2014. At March 31, 2015 there were 148 positions with unrealized losses totaling $451,000. For purposes of this analysis, both AFS and HTM securitizes have been combined. Of the 148 positions, 85 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. There were 24 SBA positions and 24 GMNA positions in an unrealized loss position for longer than 12 months, and have unrealized losses of $142,000 and $80,000, respectively. There were 61 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. Two of these positions were in an unrealized loss position for longer than 12 months, and had unrealized loss of $3,000. The remaining two securities are Federal Home Loan Bank agency bonds, neither of which has been in an unrealized loss position for longer than 12 months. All positions with unrealized losses are not considered impaired, and are expected to mature at par or better.

The average maturity of the total portfolio at March 31, 2015 was 2.14 years compared to 2.17 years and 2.08 years at December 31, 2014 and March 31, 2014, respectively. The average life of the total portfolio in the first quarter of 2015 was nearly unchanged compared to the previous quarter, and extended compared to the prior year as slightly longer U.S. Treasury and high quality municipal bonds were purchased.

Loans

Average loans increased $21.9 million, or 1.5%, over the fourth quarter of 2014 and $53.1 million, or 3.8%, over the first quarter of 2014. The improvement over both prior periods was primarily driven by growth in the consumer (indirect auto) loan portfolio, and to a lesser extent, the commercial and industrial loan portfolio.

The resolution of problem loans, which includes loan charge-offs and loans transferred to OREO, totaled $4.0 million for the first quarter of 2015, compared to $5.9 million from the fourth quarter of 2014, and $3.4 million from the first quarter of 2014. The problem loan resolutions are based on “as of” balances, not averages.

Without compromising our credit standards or taking on inordinate interest rate risk, we have modified several lending programs in our business, commercial real estate, and consumer portfolios to try to mitigate the significant impact that consumer and business deleveraging is having on our portfolio. These programs have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $50.6 million at the end of the first quarter of 2015, a decrease of $1.8 million (3.5%) from the fourth quarter of 2014 and $28.0 million (35.6%) from the first quarter of 2014. Nonaccrual loans totaled $16.8 million at the end of the first quarter of 2015, comparable to the fourth quarter of 2014 and a decrease of $17.8 million from the first quarter of 2014. Nonaccrual loan additions in the first quarter of 2015 totaled $5.8 million compared to $5.8 million and $7.5 million for the fourth and first quarters of 2014, respectively. The balance of OREO totaled $33.8 million at the end of the first quarter of 2015, a decrease of $1.8 million and $10.2 million, respectively, from the fourth and first quarters of 2014. For the first quarter of 2015, we added properties totaling $1.7 million, sold properties totaling $2.8 million, and recorded valuation adjustments totaling $0.7 million. Nonperforming assets represented 1.88% of total assets at March 31, 2015 compared to 2.00% at December 31, 2014 and 2.98% at March 31, 2014.

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccruing Loans:
Commercial, Financial and Agricultural	$626	$507	$151
Real Estate - Construction	424	424	581
Real Estate - Commercial Mortgage	6,909	5,806	23,013
Real Estate - Residential	6,123	6,737	6,892
Real Estate - Home Equity	2,253	2,544	3,373
Consumer	455	751	548
Total Nonperforming Loans (“NPLs”)(1)	$16,790	$16,769	$34,558
Other Real Estate Owned	33,835	35,680	44,036
Total Nonperforming Assets (“NPAs”)	$50,625	$52,449	$78,594

Past Due Loans 30 – 89 Days	$3,689	$6,792	$4,902
Past Due Loans 90 Days or More (accruing)	—	—	—
Performing Troubled Debt Restructurings	42,590	44,410	46,249
Nonperforming Loans/Loans	1.15%	1.16%	2.46%
Nonperforming Assets/Total Assets	1.88	2.00	2.98
Nonperforming Assets/Loans Plus OREO	3.38	3.55	5.42
Allowance/Nonperforming Loans	95.83%	104.60%	63.98%

(1)      Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
NPA Beginning Balance:	$52,449	$85,035
Change in Nonaccrual Loans:
Beginning Balance	16,769	36,964
Additions	5,767	7,498
Charge-Offs	(1,620)	(1,862)
Transferred to OREO	(617)	(1,276)
Paid Off/Payments	(944)	(2,627)
Restored to Accrual	(2,565)	(4,139)
Ending Balance	16,790	34,558

Change in OREO:
Beginning Balance	35,680	48,071
Additions	1,742	1,290
Valuation Write-downs	(801)	(730)
Sales	(2,737)	(4,595)
Other	(49)	—
Ending Balance	33,835	44,036

NPA Net Change	(1,824)	(6,441)
NPA Ending Balance	$50,625	$78,594
32

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
TDR Beginning Balance:	$46,654	$55,770
Additions	894	1,810
Charge-Offs	(1)	(98)
Paid Off/Payments	(438)	(513)
Removal Due to Change in TDR Status	(202)	—
Defaults	(2,214)	(4,431)
TDR Ending Balance	$44,693	$52,538

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that management believes to be sufficient to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when losses are probable and reasonably quantifiable. The allowance for loan losses is based on management’s judgment of overall credit quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the loan portfolio’s overall credit quality and other risk factors both internal and external to us. We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses was $16.1 million at March 31, 2015 compared to $17.5 million at December 31, 2014 and $22.1 million at March 31, 2014. The allowance for loan losses was 1.10% of outstanding loans and provided coverage of 96% of nonperforming loans at March 31, 2015 compared to 1.22% and 105%, respectively, at December 31, 2014 and 1.57% and 64%, respectively, at March 31, 2014. The reduction in the allowance for loan losses from the same prior year period was primarily attributable to a decline in general reserves reflective of slower problem loan migration, lower loan loss experience, as well as continued improvement in credit quality metrics. A decrease in our impaired loan balance and related reserves contributed to a lesser extent and reflects slower inflow and successful resolutions, as well as lower loss content. It is management’s opinion that the allowance at March 31, 2015 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.163 billion for the first quarter of 2015, an increase of $86.0 million, or 4.1%, over the fourth quarter of 2014 and $38.4 million, or 1.8%, over the first quarter of 2014.  The increase in deposits when compared to the fourth quarter of 2014 reflects higher public funds deposits and savings accounts, partially offset by declines in money markets and noninterest bearing deposits. The higher level of deposits when compared to the first quarter of 2014 is primarily attributable to increased balances of noninterest bearing, public NOW and savings accounts, partially offset by a decline in money market accounts and certificates of deposit. The seasonal inflows of public funds started in the fourth quarter of 2014 and are expected to be at or near their peak for this cycle, with balances declining into the fourth quarter of 2015.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-10.0%	-7.5%	-5.0%	-5.0%
March 31, 2015	4.5%	2.2%	1.1%	-4.3%
December 31, 2014	2.7%	4.0%	-1.1%	-2.9%
34

The Net Interest Income at Risk position was slightly more favorable at the end of the first quarter of 2015, when compared to the prior quarter-end when rates rise by 100 and 300 basis points. The favorable change from the prior quarter end reflects higher levels of repricing assets, primarily loans and investments and adjustments to our deposit betas based on a recent core deposit study.. Our largest exposure is when rates decline 100 basis points, with a measure of -4.3%. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-12.5%	-10.0%	-7.5%	-7.5%
March 31, 2015	15.6%	9.0%	5.4%	-5.7%
December 31, 2014	-2.1%	1.0%	-3.3%	-8.3%

(1)	Down 200 and 300 basis point scenarios have been excluded due to the current historically low interest rate environment.

As of March 31, 2015, the economic value of equity in all rate scenarios versus the base case was more favorable than it was as of December 31, 2014. The current economic value of equity sensitivity measures reflects a more asset sensitive bias than last quarter’s results due to the completion and incorporation of a statistical study of the price sensitivity and decay rate of our core deposit base into the interest rate risk model. In addition, current valuations shown for loans reflect a change in the discount benchmarks used to estimate the economic value of these assets, resulting in higher asset values.  All measures of economic value of equity were within our prescribed policy limits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to fund loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. Our principal source of funding has been our client deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

As of March 31, 2015, we have the ability to generate $991.4 million in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with results reported to ALCO, our Market Risk and Oversight Committee, and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 2.14 years, and as of March 31, 2015 had a net unrealized pre-tax gain of $1.7 million in the available-for-sale portfolio.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $302.4 million during the first quarter of 2015 compared to an average net overnight funds sold position of $288.6 million in the fourth quarter of 2014 and an average overnight funds sold position of $467.3 million in the first quarter of 2014. The increase in overnight funds compared to the fourth quarter of 2014 reflects higher public funds balances. The decrease relative to the first quarter of 2014 is primarily attributable to growth in both the loan and investment portfolios.

Capital expenditures are estimated to approximate $5.0 million over the next 12 months, which will consist primarily of office remodeling, office equipment/furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2015, advances from the FHLB consisted of $31.2 million in outstanding debt representing 31 notes. During the first quarter of 2015, the Bank made FHLB advance payments totaling approximately $1.9 million, which included two maturing advances totaling $1.2 million. No additional FHLB advances were obtained. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to our wholly owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of LIBOR plus a margin of 1.90%. This note matures on December 31, 2034. The interest payment for the CCBG Capital Trust II borrowing is due quarterly and adjusts annually to a variable rate of LIBOR plus a margin of 1.80%. This note matures on June 15, 2035. The proceeds of these borrowings were used to partially fund acquisitions. Under the terms of each junior subordinated deferrable interest note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.

Capital

Equity capital was $274.1 million as of March 31, 2015, compared to $272.5 million as of December 31, 2014 and $279.9 million as of March 31, 2014. Our leverage ratio was 10.73%, 10.99%, and 10.47%, respectively, and our tangible capital ratio was 7.26%, 7.38%, and 7.66%, respectively, for the same periods. Our risk-adjusted capital ratio of 17.11% at March 31, 2015, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines. The seasonal inflow of public funds deposits drove assets higher for the first quarter of 2015 and had an unfavorable impact on our leverage and tangible common equity ratios. Basel III capital standards became effective for the first quarter of 2015 reporting period and as such the risk weighting of assets and the treatment of certain capital elements have been revised in our capital ratios. Under these new requirements, we will begin publishing a new regulatory capital ratio, common equity tier 1 capital, which was 12.57% at March 31, 2015, significantly exceeding the current regulatory “well capitalized” threshold of 6.50%. During the first three months of 2015, shareowners’ equity increased $1.5 million, or 2.3%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $1.0 million, stock compensation accretion of $0.2 million, a $0.7 million net increase in the unrealized gain on investment securities, and net adjustments totaling $0.1 million related to transactions under our stock compensation plans. Shareowners’ equity was reduced by a common stock cash dividend of $0.5 million.

At March 31, 2015, our common stock had a book value of $15.59 per diluted share compared to $15.53 at December 31, 2014 and $16.02 at March 31, 2014. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At March 31, 2015, the net unrealized gain on investment securities available for sale was $0.8 million and the amount of our unfunded pension liability was $21.6 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. During 2014, we repurchased 19,600 shares of our outstanding common stock at an average price of $13.69 per share under the plan. We did not repurchase any shares during the first quarter of 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2015, we had $319.6 million in commitments to extend credit and $7.4 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2014 Form 10-K. The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

We have identified accounting for (i) the allowance for loan and lease losses, (ii) valuation of goodwill and other intangible assets, and (iii) pension benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
(Taxable Equivalent Basis - Dollars in Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,448,617	$17,909	5.01%	$1,426,756	$18,670	5.19%	$1,395,506	$18,161	5.28%
Taxable Investment Securities	491,637	1,198	0.98	423,136	964	0.90	290,942	709	0.88
Tax-Exempt Investment Securities(2)	63,826	154	0.96	74,276	161	0.87	114,542	213	0.74
Funds Sold	302,405	189	0.25	288,613	181	0.25	467,330	291	0.25
Total Earning Assets	2,306,485	19,450	3.42%	2,212,781	19,976	3.58%	2,268,320	19,374	3.46%
Cash & Due From Banks	48,615			45,173			48,084
Allowance for Loan Losses	(17,340)			(19,031)			(23,210)
Other Assets	310,791			310,813			305,113
TOTAL ASSETS	$2,648,551			$2,549,736			$2,598,307

LIABILITIES
NOW Accounts	$794,308	$68	0.03%	$689,572	$57	0.03%	$770,302	$104	0.05%
Money Market Accounts	254,483	41	0.07	267,703	46	0.07	274,015	48	0.07
Savings Accounts	242,256	30	0.05	233,161	29	0.05	218,825	26	0.05
Other Time Deposits	194,655	107	0.22	197,129	111	0.22	215,291	130	0.24
Total Interest Bearing Deposits	1,485,702	246	0.07%	1,387,565	243	0.07%	1,478,433	308	0.08%
Short-Term Borrowings	49,809	21	0.17	46,055	24	0.21	46,343	20	0.18
Subordinated Notes Payable	62,887	332	2.11	62,887	333	2.07	62,887	331	2.10
Other Long-Term Borrowings	30,751	240	3.16	31,513	252	3.17	37,055	291	3.18
Total Interest Bearing Liabilities	1,629,149	839	0.21%	1,528,020	852	0.22%	1,624,718	950	0.24%
Noninterest Bearing Deposits	677,674			689,800			646,527
Other Liabilities	66,424			45,887			47,333
TOTAL LIABILITIES	2,373,247			2,263,707			2,318,578

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	275,304			286,029			279,729

TOTAL LIABILITIES & EQUITY	$2,648,551			$2,549,736			$2,598,307

Interest Rate Spread			3.21%			3.36%			3.23%
Net Interest Income		$18,611			$19,124			$18,424
Net Interest Margin(3)			3.27%			3.43%			3.29%

(1)	Average balances include nonaccrual loans. Interest income for the periods in this table includes loan fees of $394,000, $432,000, and $410,000.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.
38

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2014.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2015, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2014 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2014 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(A)	Exhibits

10.1	Participant Agreement, dated February 25, 2015, by and between Thomas A. Barron and Capital City Bank Group, Inc. – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 2/25/15) (No. 000-13358).

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
40

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

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Mr. Davis is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: May 8, 2015
41

Exhibit Index

Exhibit	Description

10.1	Participant Agreement, dated February 25, 2015, by and between Thomas A. Barron and Capital City Bank Group, Inc. – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 2/25/15) (No. 000-13358).

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
42