Form 10-Q
period 2015-06-30
CAPITAL CITY BANK GROUP INC
filed 2015-08-07
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

At July 31, 2015, 17,154,236 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	legislative or regulatory changes, including the Dodd-Frank Act, Basel III, and the ability to repay and qualified mortgage standards;
▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
▪	the effects of security breaches and computer viruses that may affect our computer systems or fraud related to debit card products;
▪	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision and deferred tax asset valuation;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	our need and our ability to incur additional debt or equity financing;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	our ability to comply with the laws of each jurisdiction where we operate;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I.      FINANCIAL INFORMATION

Item 1.      CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30,	December 31,
(Dollars in Thousands)	2015	2014
ASSETS
Cash and Due From Banks	$61,484	$55,467
Federal Funds Sold and Interest Bearing Deposits	185,572	329,589
Total Cash and Cash Equivalents	247,056	385,056

Investment Securities, Available for Sale, at fair value	433,688	341,548
Investment Securities, Held to Maturity, at amortized cost (fair value of $201,929 and $163,412)	201,805	163,581
Total Investment Securities	635,493	505,129
Loans Held For Sale	10,991	10,688
Loans, Net of Unearned Income	1,474,265	1,431,374
Allowance for Loan Losses	(15,236)	(17,539)
Loans, Net	1,459,029	1,413,835

Premises and Equipment, Net	99,108	101,899
Goodwill	84,811	84,811
Other Real Estate Owned	30,167	35,680
Other Assets	87,489	90,071
Total Assets	$2,654,144	$2,627,169

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$723,866	$659,115
Interest Bearing Deposits	1,440,778	1,487,679
Total Deposits	2,164,644	2,146,794

Short-Term Borrowings	53,698	49,425
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	29,733	31,097
Other Liabilities	71,144	64,426
Total Liabilities	2,382,106	2,354,629

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,154,233 and 17,447,223 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	172	174
Additional Paid-In Capital	37,625	42,569
Retained Earnings	255,096	251,306
Accumulated Other Comprehensive Loss, Net of Tax	(20,855)	(21,509)
Total Shareowners’ Equity	272,038	272,540
Total Liabilities and Shareowners’ Equity	$2,654,144	$2,627,169

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2015	2014	2015	2014
INTEREST INCOME
Loans, including Fees	$18,231	$18,152	$36,094	$36,250
Investment Securities:
Taxable Securities	1,299	815	2,484	1,519
Tax Exempt Securities	152	124	261	267
Federal Funds Sold and Interest Bearing Deposits	151	257	340	548
Total Interest Income	19,833	19,348	39,179	38,584
INTEREST EXPENSE
Deposits	259	293	505	601
Short-Term Borrowings	15	17	36	37
Subordinated Notes Payable	338	331	670	662
Other Long-Term Borrowings	237	269	477	560
Total Interest Expense	849	910	1,688	1,860
NET INTEREST INCOME	18,984	18,438	37,491	36,724
Provision for Loan Losses	375	499	668	858
Net Interest Income After Provision For Loan Losses	18,609	17,939	36,823	35,866
NONINTEREST INCOME
Deposit Fees	5,682	6,213	11,223	12,082
Bank Card Fees	2,844	2,820	5,586	5,527
Wealth Management Fees	1,776	1,852	3,822	3,770
Mortgage Banking Fees	1,203	738	2,190	1,363
Data Processing Fees	364	388	737	929
Other	2,925	1,336	4,084	2,461
Total Noninterest Income	14,794	13,347	27,642	26,132

NONINTEREST EXPENSE
Compensation	16,404	15,206	32,928	30,987
Occupancy, net	4,258	4,505	8,654	8,803
Other Real Estate Owned, net	931	2,276	2,428	3,675
Other	6,846	7,089	13,819	13,977
Total Noninterest Expense	28,439	29,076	57,829	57,442

INCOME BEFORE INCOME TAXES	4,964	2,210	6,636	4,556
Income Tax Expense (Benefit)	1,119	737	1,805	(668)

NET INCOME	$3,845	$1,473	$4,831	$5,224

BASIC NET INCOME PER SHARE	$0.22	$0.08	$0.28	$0.30
DILUTED NET INCOME PER SHARE	$0.22	$0.08	$0.28	$0.30

Average Basic Shares Outstanding	17,296	17,427	17,402	17,413
Average Diluted Shares Outstanding	17,358	17,488	17,456	17,463

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
NET INCOME	$3,845	$1,473	$4,831	$5,224
Other comprehensive (loss) income, before tax:
Change in net unrealized gain/loss on securities available for sale	(117)	257	1,029	252
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	19	16	36	36
Other comprehensive (loss) income, before tax	(98)	273	1,065	288
Deferred tax expense (benefit) related to other comprehensive income	37	105	(411)	112
Other comprehensive (loss) income, net of tax	(61)	168	654	176
TOTAL COMPREHENSIVE INCOME	$3,784	$1,641	$5,485	$5,400

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2014	17,360,960	$174	$41,152	$243,614	$(8,540)	$276,400
Net Income		—	—	5,224	—	5,224
Other Comprehensive Income, Net of Tax		—	—	—	176	176
Cash Dividends ($0.0400 per share)		—	—	(696)	—	(696)
Stock Based Compensation		—	526	—	—	526
Impact of Transactions Under Compensation Plans, net	88,497	—	(50)	—	—	(50)
Balance, June 30, 2014	17,449,457	$174	$41,628	$248,142	$(8,364)	$281,580
Balance, January 1, 2015	17,447,223	$174	$42,569	$251,306	$(21,509)	$272,540
Net Income		—	—	4,831	—	4,831
Other Comprehensive Income, Net of Tax		—	—	—	654	654
Cash Dividends ($0.0600 per share)		—	—	(1,041)	—	(1,041)
Repurchase of Common Stock	(392,981)	(3)	(5,795)	—	—	(5,798)
Stock Based Compensation		—	522	—	—	522
Impact of Transactions Under Compensation Plans, net	99,991	1	329	—	—	330
Balance, June 30, 2015	17,154,233	$172	$37,625	$255,096	$(20,855)	$272,038

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,831	$5,224
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	668	858
Depreciation	3,259	3,246
Amortization of Premiums, Discounts, and Fees (net)	2,269	2,521
Amortization of Intangible Assets	—	32
Impairment Loss on Security	90	—
Net Increase in Loans Held-for-Sale	(303)	(1,975)
Stock Compensation	522	526
Deferred Income Taxes	2,591	1,390
Loss on Sales and Write-Downs of Other Real Estate Owned	1,309	2,382
Loss on Disposal of Equipment	20	—
Net Decrease in Other Assets	1,043	1,796
Net Increase (Decrease) in Other Liabilities	6,768	(2,834)
Net Cash Provided By Operating Activities	23,067	13,166

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(62,634)	(51,311)
Payments, Maturities, and Calls	23,782	18,325
Securities Available for Sale:
Purchases	(136,542)	(89,578)
Payments, Maturities, and Calls	43,417	64,239
Net Increase in Loans	(48,409)	(29,452)
Proceeds From Sales of Other Real Estate Owned	6,760	12,377
Purchases of Premises and Equipment	(1,641)	(2,002)
Net Cash Used In Investing Activities	(175,267)	(77,402)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	17,850	(27,798)
Net Increase (Decrease) in Short-Term Borrowings	4,273	(15,829)
Repayment of Other Long-Term Borrowings	(1,364)	(3,521)
Dividends Paid	(1,041)	(696)
Payments to Repurchase Common Stock	(5,798)	—
Issuance of Common Stock Under Compensation Plans	280	341
Net Cash Provided By (Used In) Financing Activities	14,200	(47,503)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(138,000)	(111,739)

Cash and Cash Equivalents at Beginning of Period	385,056	529,928
Cash and Cash Equivalents at End of Period	$247,056	$418,189

Supplemental Cash Flow Disclosures:
Interest Paid	$1,694	$1,915
Income Taxes Paid	$171	$2,635

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$2,830	$9,267
Transfer of Current Portion of Long-Term Borrowings	$—	$1,240

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

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	June 30, 2015				December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gain	Unrealized Losses	Market Value
Available for Sale
U.S. Government Treasury	$242,833	$1,157	$—	$243,990	$185,830	$220	$19	$186,031
U.S. Government Agency	102,700	414	116	102,998	95,950	289	142	96,097
States and Political Subdivisions	75,961	78	165	75,874	48,405	65	82	48,388
Mortgage-Backed Securities	1,946	185	—	2,131	2,094	193	—	2,287
Equity Securities(1)	8,695	—	—	8,695	8,745	—	—	8,745
Total	$432,135	$1,834	$281	$433,688	$341,024	$767	$243	$341,548

Held to Maturity
U.S. Government Treasury	$134,786	$580	$8	$135,358	$76,179	$144	$6	$76,317
U.S. Government Agency	10,077	40	—	10,117	19,807	29	19	19,817
States and Political Subdivisions	22,883	19	12	22,890	26,717	36	6	26,747
Mortgage-Backed Securities	34,059	26	521	33,564	40,878	33	380	40,531
Total	$201,805	$665	$541	$201,929	$163,581	$242	$411	$163,412

Total Investment Securities	$633,940	$2,499	$822	$635,617	$504,605	$1,009	$654	$504,960

(1)	Includes Federal Home Loan Bank, Federal Reserve Bank, and FNBB, Inc stock recorded at cost of $3.7 million, $4.8 million, and $0.2 million, respectively, at June 30, 2015 and Federal Home Loan Bank, Federal Reserve Bank, and Bankers Bancorporation of Florida, Inc. stock recorded at cost of $3.9 million, $4.8 million, and $0.1 million, respectively, at December 31, 2014.

Securities with an amortized cost of $286.6 million and $337.9 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of June 30, 2015, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$56,181	$56,257	$16,625	$16,644
Due after one through five years	294,554	295,594	151,121	151,720
Mortgage-Backed Securities	1,946	2,131	34,059	33,565
U.S. Government Agency	70,759	71,011	—	—
Equity Securities	8,695	8,695	—	—
Total	$432,135	$433,688	$201,805	$201,929

Unrealized Losses on Investment Securities. The following table summarizes the investment securities with unrealized losses at June 30, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
June 30, 2015
Available for Sale
U.S. Government Agency	$16,480	$50	$12,642	$66	$29,122	$116
States and Political Subdivisions	40,727	162	782	3	41,509	165
Total	57,207	212	13,424	69	70,631	281
Held to Maturity
U.S. Government Treasury	5,053	8	—	—	5,053	8
States and Political Subdivisions	4,986	12	154	—	5,140	12
Mortgage-Backed Securities	13,386	278	14,332	243	27,718	521
Total	$23,425	$298	$14,486	$243	$37,911	$541

December 31, 2014
Available for Sale
U.S. Government Treasury	$35,838	$19	$—	$—	$35,838	$19
U.S. Government Agency	18,160	54	18,468	88	36,628	142
States and Political Subdivisions	16,497	77	505	5	17,002	82
Total	70,495	150	18,973	93	89,468	243
Held to Maturity
U.S. Government Treasury	15,046	6	—	—	15,046	6
U.S. Government Agency	10,002	19	—	—	10,002	19
States and Political Subdivisions	3,788	6	—	—	3,788	6
Mortgage-Backed Securities	15,066	149	18,155	231	33,221	380
Total	$43,902	$180	$18,155	$231	$62,057	$411

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

Approximately $13.4 million of investment securities, with an unrealized loss of approximately $69,000, have been in a loss position for greater than 12 months. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on June 30, 2015. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015. For the second quarter of 2015, we recognized a permanent impairment loss of $90,000 related to an equity investment (Bankers Bancorporation of Florida, Inc.).

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2015	December 31, 2014
Commercial, Financial and Agricultural	$151,116	$136,925
Real Estate – Construction	44,216	41,596
Real Estate – Commercial Mortgage	510,962	510,120
Real Estate – Residential(1)	296,381	295,969
Real Estate – Home Equity	230,388	229,572
Consumer	241,202	217,192
Loans, Net of Unearned Income	$1,474,265	$1,431,374

(1)	Includes loans in process with outstanding balances of $12.6 million and $7.4 million at June 30, 2015 and December 31, 2014, respectively.

Net deferred fees included in loans were $1.5 million at June 30, 2015 and December 31, 2014.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	June 30, 2015		December 31, 2014
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$420	$—	$507	$—
Real Estate – Construction	333	—	424	—
Real Estate – Commercial Mortgage	6,395	—	5,806	—
Real Estate – Residential	5,978	—	6,737	—
Real Estate – Home Equity	2,095	—	2,544	—
Consumer	99	—	751	—
Total Nonaccrual Loans	$15,320	$—	$16,769	$—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
June 30, 2015
Commercial, Financial and Agricultural	$57	$—	$—	$57	$150,639	$151,116
Real Estate – Construction	—	—	—	—	43,883	44,216
Real Estate – Commercial Mortgage	2,640	68	—	2,708	501,859	510,962
Real Estate – Residential	1,020	811	—	1,831	288,572	296,381
Real Estate – Home Equity	451	—	—	451	227,842	230,388
Consumer	626	185	—	811	240,292	241,202
Total Past Due Loans	$4,794	$1,064	$—	$5,858	$1,453,087	$1,474,265

December 31, 2014
Commercial, Financial and Agricultural	$352	$155	$—	$507	$135,911	$136,925
Real Estate – Construction	690	—	—	690	40,482	41,596
Real Estate – Commercial Mortgage	1,701	569	—	2,270	502,044	510,120
Real Estate – Residential	682	1,147	—	1,829	287,403	295,969
Real Estate – Home Equity	689	85	—	774	226,254	229,572
Consumer	625	97	—	722	215,719	217,192
Total Past Due Loans	$4,739	$2,053	$—	$6,792	$1,407,813	$1,431,374

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

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
Three Months Ended June 30, 2015
Beginning Balance	$903	$574	$4,501	$6,195	$2,547	$1,370	$16,090
Provision for Loan Losses	171	(214)	5	(257)	410	260	375
Charge-Offs	(239)	—	(285)	(484)	(454)	(351)	(1,813)
Recoveries	82	—	54	200	33	215	584
Net Charge-Offs	(157)	—	(231)	(284)	(421)	(136)	(1,229)
Ending Balance	$917	$360	$4,275	$5,654	$2,536	$1,494	$15,236

Six Months Ended June 30, 2015
Beginning Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539
Provision for Loan Losses	525	(483)	93	(325)	233	625	668
Charge-Offs	(529)	—	(1,189)	(789)	(636)	(927)	(4,070)
Recoveries	137	—	84	248	57	573	1,099
Net Charge-Offs	(392)	—	(1,105)	(541)	(579)	(354)	(2,971)
Ending Balance	$917	$360	$4,275	$5,654	$2,536	$1,494	$15,236

Three Months Ended June 30, 2014
Beginning Balance	$633	$1,842	$7,080	$8,842	$2,853	$860	$22,110
Provision for Loan Losses	114	(576)	(56)	15	523	479	499
Charge-Offs	(86)	—	(1,029)	(695)	(375)	(421)	(2,606)
Recoveries	45	1	152	52	65	225	540
Net Charge-Offs	(41)	1	(877)	(643)	(310)	(196)	(2,066)
Ending Balance	$706	$1,267	$6,147	$8,214	$3,066	$1,143	$20,543

Six Months Ended June 30, 2014
Beginning Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$23,095
Provision for Loan Losses	(16)	(318)	(119)	120	717	474	858
Charge-Offs	(97)	—	(1,623)	(1,426)	(778)	(826)	(4,750)
Recoveries	120	5	179	447	76	513	1,340
Net Charge-Offs	23	5	(1,444)	(979)	(702)	(313)	(3,410)
Ending Balance	$706	$1,267	$6,147	$8,214	$3,066	$1,143	$20,543

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
June 30, 2015
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$288	$—	$2,070	$1,980	$453	$12	$4,803
Loans Collectively Evaluated for Impairment	629	360	2,205	3,674	2,083	1,482	10,433
Ending Balance	$917	$360	$4,275	$5,654	$2,536	$1,494	$15,236

December 31, 2014
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$293	$—	$2,733	$2,113	$638	$5	$5,782
Loans Collectively Evaluated for Impairment	491	843	2,554	4,407	2,244	1,218	11,757
Ending Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539

June 30, 2014
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$185	$63	$3,565	$2,563	$305	$20	$6,701
Loans Collectively Evaluated for Impairment	521	1,204	2,582	5,651	2,761	1,123	13,842
Ending Balance	$706	$1,267	$6,147	$8,214	$3,066	$1,143	$20,543

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
June 30, 2015
Individually Evaluated for Impairment	$1,072	$311	$29,746	$18,918	$2,960	$171	$53,178
Collectively Evaluated for Impairment	150,044	43,905	481,216	277,463	227,428	241,031	1,421,087
Total	$151,116	$44,216	$510,962	$296,381	$230,388	$241,202	$1,474,265

December 31, 2014
Individually Evaluated for Impairment	$1,040	$401	$32,242	$20,120	$3,074	$216	$57,093
Collectively Evaluated for Impairment	135,885	41,195	477,878	275,849	226,498	216,976	1,374,281
Total	$136,925	$41,596	$510,120	$295,969	$229,572	$217,192	$1,431,374

June 30, 2014
Individually Evaluated for Impairment	$1,378	$821	$40,516	$22,273	$2,563	$315	$67,866
Collectively Evaluated for Impairment	133,455	33,423	478,064	283,556	225,669	183,558	1,337,725
Total	$134,833	$34,244	$518,580	$305,829	$228,232	$183,873	$1,405,591

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

The following table presents loans individually evaluated for impairment by class of loans.

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
June 30, 2015
Commercial, Financial and Agricultural	$1,072	$176	$896	$288
Real Estate – Construction	311	311	—	—
Real Estate – Commercial Mortgage	29,746	11,626	18,120	2,070
Real Estate – Residential	18,918	4,578	14,340	1,980
Real Estate – Home Equity	2,960	1,046	1,914	453
Consumer	171	25	146	12
Total	$53,178	$17,762	$35,416	$4,803

December 31, 2014
Commercial, Financial and Agricultural	$1,040	$189	$851	$293
Real Estate – Construction	401	401	—	—
Real Estate – Commercial Mortgage	32,242	11,984	20,258	2,733
Real Estate – Residential	20,120	5,492	14,628	2,113
Real Estate – Home Equity	3,074	758	2,316	638
Consumer	216	3	213	5
Total	$57,093	$18,827	$38,266	$5,782

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$1,162	$11	$1,482	$17	$1,121	$22	$1,514	$35
Real Estate – Construction	356	—	689	1	371	—	645	2
Real Estate – Commercial Mortgage	30,480	310	45,215	389	31,067	571	46,801	917
Real Estate – Residential	19,379	214	21,558	307	19,626	411	21,195	517
Real Estate – Home Equity	3,042	23	2,768	17	3,053	43	2,965	34
Consumer	183	2	338	2	194	4	344	5
Total	$54,602	$560	$72,050	$733	$55,432	$1,051	$73,464	$1,510

Credit Risk Management. The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a regular basis (at least annually).

Reporting systems have been implemented to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans. Management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. As part of this process, the overall composition of the loan portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans. Specific segments of the loan portfolio are monitored and reported to the Board on a quarterly basis and have strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards. Detailed below are the types of loans within the Company’s loan portfolio and risk characteristics unique to each.

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

The following table presents the risk category of loans by segment.

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Criticized Loans
June 30, 2015
Special Mention	$8,686	$37,412	$130	$46,228
Substandard	1,595	66,980	577	69,152
Doubtful	—	—	—	—
Total Criticized Loans	$10,281	$104,392	$707	$115,380

December 31, 2014
Special Mention	$8,059	$51,060	$114	$59,233
Substandard	2,817	79,167	1,153	83,137
Doubtful	—	—	—	—
Total Criticized Loans	$10,876	$130,227	$1,267	$142,370

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

The following table presents loans classified as TDRs.

	June 30, 2015		December 31, 2014
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$778	$253	$838	$266
Real Estate – Construction	—	—	—	—
Real Estate – Commercial Mortgage	23,646	952	26,565	1,591
Real Estate – Residential	15,071	1,995	14,940	2,532
Real Estate – Home Equity	1,969	157	1,856	356
Consumer	168	—	211	—
Total TDRs	$41,632	$3,357	$44,410	$4,745

Loans classified as TDRs during the periods indicated are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015			2015
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	—	$—	$—
Real Estate – Construction	—	—	—	—	—	—
Real Estate – Commercial Mortgage	1	58	58	2	515	515
Real Estate – Residential	1	204	204	5	668	641
Real Estate – Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs	2	$262	$262	7	$1,183	$1,156

	Three Months Ended June 30,			Six Months Ended June 30,
	2014			2014
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	1	$51	$54
Real Estate – Construction	—	—	—	—	—	—
Real Estate – Commercial Mortgage	1	60	60	2	644	644
Real Estate – Residential	3	271	317	6	1,107	1,207
Real Estate – Home Equity	—	—	—	3	248	248
Consumer	—	—	—	1	34	34
Total TDRs	4	$331	$377	13	$2,084	$2,187

For the three and six months ended June 30, 2015, there were no defaults for TDR loans that had been modified within the previous 12 months. For the three and six months ended June 30, 2014, loans modified as TDRs within the previous 12 months that have subsequently defaulted during the periods indicated are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014		2014
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate – Construction	—	—	—	—
Real Estate – Commercial Mortgage	—	—	—	—
Real Estate – Residential	1	118	1	118
Real Estate – Home Equity	1	153	1	153
Consumer	—	—	—	—
Total TDRs	2	$271	2	$271

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015		2015
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	—	$—	1	$118
Interest rate adjustment	—	—	1	156
Extended amortization and interest rate adjustment	2	262	5	882
Other	—	—	—	—
Total TDRs	2	$262	7	$1,156

	Three Months Ended June 30,		Six Months Ended June 30,
	2014		2014
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	3	$317	6	$1,579
Interest rate adjustment	—	—	1	156
Extended amortization and interest rate adjustment	1	60	3	257
Other	—	—	3	195
Total TDRs	4	$377	13	$2,187

(1)       Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Beginning Balance	$33,835	$44,036	$35,680	$48,071
Additions	1,088	7,977	2,830	9,267
Valuation Write-downs	(505)	(822)	(1,306)	(1,552)
Sales	(4,026)	(8,612)	(6,763)	(13,207)
Other	(225)	—	(274)	—
Ending Balance	$30,167	$42,579	$30,167	$42,579

Net expenses applicable to other real estate owned include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Gains from the Sale of Properties	$(534)	$(88)	$(655)	$(334)
Losses from the Sale of Properties	348	808	658	1,164
Rental Income from Properties	(43)	(62)	(231)	(275)
Property Carrying Costs	655	795	1,350	1,567
Valuation Adjustments	505	823	1,306	1,553
Total	$931	$2,276	$2,428	$3,675

As of June 30, 2015, the Company had $3.1 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Service Cost	$1,675	$1,500	$3,350	$3,000
Interest Cost	1,425	1,400	2,850	2,800
Expected Return on Plan Assets	(1,950)	(1,875)	(3,900)	(3,750)
Prior Service Cost Amortization	75	75	150	150
Net Loss Amortization	800	325	1,600	650
Net Periodic Cost	$2,025	$1,425	$4,050	$2,850

Discount Rate	4.15%	5.00%	4.15%	5.00%
Long-Term Rate of Return on Assets	7.50%	7.50%	7.50%	7.50%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Interest Cost	$28	$28	$55	$55
Prior Service Cost Amortization	2	40	5	80
Net Gain Amortization	(90)	(183)	(180)	(365)
Net Periodic Income	$(60)	$(115)	$(120)	$(230)

Discount Rate	4.15%	5.00%	4.15%	5.00%

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

	June 30, 2015			December 31, 2014
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$53,821	$286,645	$340,466	$33,633	$278,438	$312,071
Standby Letters of Credit	6,989	—	6,989	8,307	—	8,307
Total	$60,810	$286,645	$347,455	$41,940	$278,438	$320,378

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

In December 2013, a settlement agreement was approved by the court in resolution of the aforementioned Covered Litigation matter. Visa’s share of the settlement is to be paid from the litigation reserve account, which was further funded during the third quarter of 2014 resulting in a payment of $161,000 to the counterparty. Fixed charges included in the liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly fixed payments approximate $62,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

A summary of fair values for assets and liabilities consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2015
Securities Available for Sale:
U.S. Treasury	$243,990	$—	$—	$243,990
U.S. Government Agency	—	102,998	—	102,998
States and Political Subdivisions	—	75,874	—	75,874
Mortgage-Backed Securities	—	2,131	—	2,131
Equity Securities	—	8,695	—	8,695

December 31, 2014
Securities Available for Sale:
U.S. Treasury	$186,031	$—	$—	$186,031
U.S. Government Agency	—	96,097	—	96,097
State and Political Subdivisions	—	48,388	—	48,388
Mortgage-Backed Securities	—	2,287	—	2,287
Equity Securities	—	8,745	—	8,745

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $13.4 million with a valuation allowance of $1.0 million at June 30, 2015 and $13.6 million and $2.0 million, respectively, at December 31, 2014.

Loans Held for Sale. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first six months of 2015, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	June 30, 2015
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$61,484	$61,484	$—	$—
Short-Term Investments	185,572	185,572	—	—
Investment Securities, Available for Sale	433,688	243,990	189,698	—
Investment Securities, Held to Maturity	201,805	135,358	66,571	—
Loans Held for Sale	10,991	—	10,991	—
Loans, Net of Allowance for Loan Losses	1,459,029	—		1,471,717
LIABILITIES:
Deposits	$2,164,644	$—	$2,094,514	$—
Short-Term Borrowings	53,698	—	53,700	—
Subordinated Notes Payable	62,887	—	45,639	—
Long-Term Borrowings	29,733	—	30,687	—

	December 31, 2014
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,467	$55,467	$—	$—
Short-Term Investments	329,589	329,589	—	—
Investment Securities, Available for Sale	341,548	186,031	155,517	—
Investment Securities, Held to Maturity	163,581	76,317	87,095	—
Loans Held for Sale	10,688	—	10,688
Loans, Net of Allowance for Loan Losses	1,413,835	—	—	1,369,314
LIABILITIES:
Deposits	$2,146,794	$—	$2,146,510	$—
Short-Term Borrowings	49,425	—	48,760	—
Subordinated Notes Payable	62,887	—	62,887	—
Long-Term Borrowings	31,097	—	32,313	—

All non-financial instruments are excluded from the above table.  The disclosures also do not include goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended June 30, 2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(117)	$44	$(73)
Amortization of losses on securities transferred from available for sale to held to maturity	19	(7)	12
Total Other Comprehensive Loss	$(98)	$37	$(61)

Six Months Ended June 30, 2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,029	$(397)	$632
Amortization of losses on securities transferred from available for sale to held to maturity	36	(14)	22
Total Other Comprehensive Income	$1,065	$(411)	$654

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended June 30, 2014
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$257	$(99)	$158
Amortization of losses on securities transferred from available for sale to held to maturity	16	(6)	10
Total Other Comprehensive Income	$273	$(105)	$168

Six Months Ended June 30, 2014
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$252	$(98)	$154
Amortization of losses on securities transferred from available for sale to held to maturity	36	(14)	22
Total Other Comprehensive Income	$288	$(112)	$176

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2015	$59	$(21,568)	$(21,509)
Other comprehensive income during the period	654	—	654
Balance as of June 30, 2015	$713	$(21,568)	$(20,855)

Balance as of January 1, 2014	$(132)	$(8,408)	$(8,540)
Other comprehensive income during the period	176	—	176
Balance as of June 30, 2014	$44	$(8,408)	$(8,364)

NOTE 9 – ACCOUNTING STANDARDS UPDATES

ASU 2014-04 “Receivables – Troubled Debt Restructurings by Creditors (Topic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Loans Upon Foreclosure.” ASU 2014-04 provides guidance regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. The guidance requires reclassification of a consumer mortgage loan to other real estate owned upon obtaining legal title to the residential property, which could occur either through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The existence of a borrower redemption right will not prevent the lender from reclassifying a loan to real estate once the lender obtains legal title to the property. In addition, entities are required to disclose the amount of foreclosed residential real estate properties and the recorded investment in residential real estate mortgage loans in the process of foreclosure on both an interim and annual basis. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” ASU 2015-03 requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-03 will be effective for the Company on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance to evaluate accounting for fees paid by a customer in cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company on January 1, 2016, though early adoption is permitted. ASU 2015-05 is not expected to have a significant impact on our financial statements.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2015 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015		2014				2013
(Dollars in Thousands, Except Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$19,833	$19,346	$19,871	$19,766	$19,348	$19,236	$20,076	$20,250
Interest Expense	849	839	852	868	910	950	1,080	1,050
Net Interest Income	18,984	18,507	19,019	18,898	18,438	18,286	18,996	19,200
Provision for Loan Losses	375	293	623	424	499	359	397	555
Net Interest Income After Provision for Loan Losses	18,609	18,214	18,396	18,474	17,939	17,927	18,599	18,645
Noninterest Income	14,794	12,848	13,053	13,351	13,347	12,785	13,825	14,026
Noninterest Expense	28,439	29,390	28,309	28,607	29,076	28,366	29,647	30,153
Income Before Income Taxes	4,964	1,672	3,140	3,218	2,210	2,346	2,777	2,518
Income Tax Expense (Benefit)	1,119	686	1,219	1,103	737	(1,405)	5	927
Net Income	3,845	986	1,921	2,115	1,473	3,751	2,772	1,591
Net Interest Income (FTE)	$19,119	$18,611	$19,124	$19,020	$18,567	$18,424	$19,141	$19,355

Per Common Share:
Net Income Basic	$0.22	$0.06	$0.11	$0.12	$0.08	$0.22	$0.16	$0.09
Net Income Diluted	0.22	0.06	0.11	0.12	0.08	0.22	0.16	0.09
Dividends Declared	0.03	0.03	0.03	0.02	0.02	0.02	0.00	0.00
Diluted Book Value	15.80	15.59	15.53	16.18	16.08	16.02	15.85	14.44
Market Price:
High	16.32	16.33	16.00	14.98	14.71	14.59	12.69	13.08
Low	13.94	13.16	13.00	13.26	12.60	11.56	11.33	11.06
Close	15.27	16.25	15.54	13.54	14.53	13.28	11.77	11.78

Selected Average Balances:
Loans, Net	$1,473,954	$1,448,617	$1,426,756	$1,421,327	$1,411,988	$1,395,506	$1,414,909	$1,436,039
Earning Assets	2,328,012	2,306,485	2,212,781	2,209,429	2,260,885	2,268,320	2,206,286	2,201,390
Total Assets	2,670,701	2,648,551	2,549,736	2,530,571	2,578,993	2,598,307	2,553,653	2,558,395
Deposits	2,178,399	2,163,376	2,077,365	2,062,881	2,109,563	2,124,960	2,050,870	2,059,498
Shareowners’ Equity	274,421	275,304	286,029	284,130	282,346	279,729	253,999	251,617
Common Equivalent Average Shares:
Basic	17,296	17,508	17,433	17,440	17,427	17,399	17,341	17,336
Diluted	17,358	17,555	17,530	17,519	17,488	17,439	17,423	17,396

Performance Ratios:
Return on Average Assets	0.58%	0.15%	0.30%	0.33%	0.23%	0.59%	0.43%	0.25%
Return on Average Equity	5.62	1.45	2.66	2.95	2.09	5.44	4.33	2.51
Net Interest Margin (FTE)	3.29	3.27	3.43	3.42	3.29	3.29	3.45	3.49
Noninterest Income as % of Operating Revenue	43.80	40.98	40.70	41.40	41.99	41.15	42.12	42.21
Efficiency Ratio	83.85	93.42	87.98	88.37	91.11	90.89	90.22	90.42

Asset Quality:
Allowance for Loan Losses	$15,236	$16,090	17,539	$19,093	$20,543	$22,110	$23,095	$25,010
Allowance for Loan Losses to Loans	1.03%	1.10%	1.22%	1.34%	1.45%	1.57%	1.65%	1.75%
Nonperforming Assets (“NPAs”)	45,487	50,625	52,449	65,208	68,249	78,594	85,035	94,700
NPAs to Total Assets	1.71	1.88	2.00	2.61	2.66	2.98	3.26	3.77
NPAs to Loans + OREO	3.00	3.38	3.55	4.45	4.67	5.42	5.87	6.38
Allowance to Non-Performing Loans	99.46	95.83	104.60	81.31	80.03	63.98	62.48	60.00
Net Charge-Offs to Average Loans	0.33	0.49	0.61	0.52	0.59	0.39	0.65	0.78

Capital Ratios:
Tier 1 Capital Ratio	15.83%	16.16%	16.67%	16.88%	16.85%	16.85%	16.56%	15.60%
Total Capital Ratio	16.72	17.11	17.76	18.08	18.10	18.22	17.94	16.97
Common Equity Tier 1(1)	12.27	12.57	NA	NA	NA	NA	NA	NA
Tangible Capital Ratio	7.29	7.26	7.38	8.22	7.93	7.66	7.58	6.84
Leverage Ratio	10.53	10.73	10.99	10.97	10.70	10.47	10.46	10.16

(1)	Not applicable prior to January 1, 2015.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

▪	Net income of $3.8 million, or $0.22 per diluted share, for the second quarter of 2015 compared to net income of $1.0 million, or $0.06 per diluted share, in the first quarter of 2015, and net income of $1.5 million, or $0.08 per diluted share for the second quarter of 2014. For the six month period ended June 30, 2015, we realized net income of $4.8 million, or $0.28 per diluted share, compared to net income of $5.2 million, or $0.30 per diluted share, for the comparable period of 2014. Second quarter 2015 earnings were favorably impacted by bank owned life insurance (“BOLI”) proceeds of $1.7 million, or $0.10 per share. For the six month period ended June 30, 2014, earnings were favorably impacted by a tax benefit of $2.2 million, or $0.13 per share, related to an adjustment to our reserve for uncertain tax positions.

▪	Tax equivalent net interest income for the second quarter of 2015 was $19.1 million compared to $18.6 million for the first quarter of 2015 and $18.6 million for the second quarter of 2014. For the first six months of 2015, tax equivalent net interest income totaled $37.7 million compared to $37.0 million in 2014. The increase over the first quarter of 2015 was driven by one additional calendar day and a positive shift in earning asset mix due to growth in the loan and investment portfolios. Compared to both prior year periods, the increase reflects a favorable shift in earning asset mix due to growth in the loan and investment portfolios as well as a slight reduction in interest expense.

▪	Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $1.3 million, $1.8 million, and $2.8 million for the quarters ended June 30, 2015, March 31, 2015, and June 30, 2014, respectively. Total credit costs for the six month period of 2015 were $3.1 million compared to $4.5 million for the same period of 2014. Continued favorable problem loan migration and improvement in key credit metrics drove a lower loan loss provision for the first half of 2015. Continued improvement in property values has had a favorable impact on our OREO costs as reflected in a lower level of net losses on the sale of properties and valuation adjustments.

▪	Noninterest income for the second quarter of 2015 totaled $14.8 million, an increase of $1.9 million, or 15.1%, over the first quarter of 2015 and $1.5 million, or 10.8%, over the second quarter of 2014. For the first six months of 2015, noninterest income totaled $27.6 million, a $1.5 million, or 5.8% increase over the same period of 2014. The increase over the first quarter of 2015 was primarily due to the aforementioned BOLI proceeds of $1.7 million and higher mortgage banking fees. These factors also drove the increase over both prior year periods, but were partially offset by lower deposit fees.

▪	Noninterest expense (excluding OREO expense) for the second quarter of 2015 totaled $27.5 million, a decrease of $0.4 million, or 1.4%, from the first quarter of 2015 and an increase of $0.7 million, or 2.6%, over the second quarter of 2014. The decrease from the first quarter of 2015 was attributable to lower compensation, occupancy, and other expense (processing services). For the first six months of 2015, noninterest expense totaled $55.4 million, an increase of $1.6 million, or 3.0%, over the same period of 2014. Compared to both prior year periods, the increase was due to higher compensation expense, primarily pension plan expense.

Financial Condition

▪	Average earning assets were $2.328 billion for the second quarter of 2015, an increase of $21.5 million, or 0.9%, over the first quarter of 2015, and $115.2 million, or 5.2%, over the fourth quarter of 2014 with the increase over both prior periods driven by higher client deposit balances. Loan and investment portfolio growth produced a favorable re-mixing of earning assets for the first half of the year.

▪	Average loans increased by $25.3 million, or 1.8%, over the first quarter of 2015 and $47.2 million or 3.3% over the fourth quarter of 2014. Loan growth in 2015 has been broad based with a majority being realized in the commercial, commercial mortgage, and consumer (auto finance) portfolios.

▪	Nonperforming assets totaled $45.5 million at the end of the second quarter of 2015, a decrease of $5.1 million from the first quarter of 2015 and $ 7.0 million from the fourth quarter of 2014. Nonperforming assets represented 1.71% of total assets at June 30, 2015 compared to 1.88% at March 31, 2015 and 2.00% at December 31, 2014.

▪	As of June 30, 2015, we were well-capitalized with a risk based capital ratio of 16.72% and a tangible common equity ratio of 7.29% compared to 17.11% and 7.26%, respectively, at March 31, 2015 and 17.76% and 7.38%, respectively, at December 31, 2014. All of our regulatory capital ratios significantly exceed the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the second quarter of 2015, we realized net income of $3.8 million, or $0.22 per diluted share, compared to net income of $1.0 million, or $0.06 per diluted share for the first quarter of 2015, and net income of $1.5 million, or $0.08 per diluted share, for the second quarter of 2014. For the first six months of 2015, we realized net income of $4.8 million, or $0.28 per diluted share, compared to net income of $5.2 million, or $0.30 per diluted share for the same period of 2014.

Compared to the first quarter of 2015, performance reflects higher net interest income of $0.5 million, a $1.9 million increase in noninterest income, and lower noninterest expense of $0.9 million, that was partially offset by a $0.1 million increase in the loan loss provision and higher income taxes of $0.4 million.

Compared to the second quarter of 2014, the increase in earnings was due to higher net interest income of $0.5 million, a $1.5 million increase in noninterest income, lower noninterest expense of $0.6 million, and a $0.1 million reduction in the loan loss provision, partially offset by higher income taxes of $0.4 million.

The decrease in earnings for the first six months of 2015 versus the comparable period of 2014 was attributable to higher noninterest expense of $0.4 million and income taxes of $2.4 million, partially offset by higher noninterest income of $1.5 million, net interest income of $0.7 million, and a $0.2 million reduction in the loan loss provision.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Income	$19,833	$19,346	$19,348	$39,179	$38,584
Taxable Equivalent Adjustments	135	104	129	239	266
Total Interest Income (FTE)	19,968	19,450	19,477	39,418	38,850
Interest Expense	849	839	910	1,688	1,860
Net Interest Income (FTE)	19,119	18,611	18,567	37,730	36,990
Provision for Loan Losses	375	293	499	668	858
Taxable Equivalent Adjustments	135	104	129	239	266
Net Interest Income After provision for Loan Losses	18,609	18,214	17,939	36,823	35,866
Noninterest Income	14,794	12,848	13,347	27,642	26,132
Noninterest Expense	28,439	29,390	29,076	57,829	57,442
Income Before Income Taxes	4,964	1,672	2,210	6,636	4,556
Income Tax Expense (Benefit)	1,119	686	737	1,805	(668)
Net Income	$3,845	$986	$1,473	$4,831	$5,224

Basic Net Income Per Share	$0.22	$0.06	$0.08	$0.28	$0.30
Diluted Net Income Per Share	$0.22	$0.06	$0.08	$0.28	$0.30

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

Tax equivalent net interest income for the second quarter of 2015 was $19.1 million compared to $18.6 million for the first quarter of 2015 and $18.6 million for the second quarter of 2014.  For the six months ended June 30, 2015, tax equivalent net interest income totaled $37.7 million compared to $37.0 million for the same period of 2014. The increase in tax equivalent net interest income compared to the first quarter of 2015 reflects one additional calendar day, a positive shift in earning asset mix due to growth in the loan and investment portfolios, partially offset by unfavorable loan repricing. The increase in tax equivalent net interest income compared to the same prior year periods reflects a positive shift in earning asset mix due to growth in the loan and investment portfolios and a slight reduction in interest expense. The lower interest expense is attributable to FHLB advance pay downs and favorable repricing on several non-maturity deposit products.

The net interest margin for the second quarter of 2015 was 3.29%, an increase of two basis points over the first quarter of 2015 and unchanged from the second quarter of 2014.  Growth in our investment and loan portfolios helped to grow our margin from the first to second quarter. While the margin from the comparable prior year period stayed consistent, our net interest income grew period over period. The lack of improvement in the net interest margin percentage is primarily attributable to the continued growth in average deposits, which was invested in lower yielding overnight funds and suppressed our net interest margin.

While margins are lower than our historical levels, our current strategy, which is consistent with our historical strategy, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2015 was $0.4 million compared to $0.3 million for the first quarter of 2015 and $0.5 million for the second quarter of 2014. For the first six months of 2015, the loan loss provision totaled $0.7 million compared to $0.9 million for the same period of 2014. The lower level of provision reflects continued favorable problem loan migration and improvement in key credit metrics. Net charge-offs for the second quarter of 2015 totaled $1.2 million, or 0.33% (annualized), of average loans compared to $1.7 million, or 0.49% (annualized), for the first quarter of 2015 and $2.1 million, or 0.59% (annualized), for the second quarter of 2014. For the first six months of 2015, net charge-offs totaled $3.0 million, or 0.41% (annualized), of average loans compared to $3.4 million, or 0.49% (annualized), for the same period of 2014. At quarter-end, the allowance for loan losses of $15.2 million was 1.03% of outstanding loans (net of overdrafts) and provided coverage of 99% of nonperforming loans compared to 1.10% and 96%, respectively, at March 31, 2015 and 1.22% and 105%, respectively, at December 31, 2014.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
CHARGE-OFFS
Commercial, Financial and Agricultural	$239	$290	$86	$529	$97
Real Estate - Construction	—	—	—	—	—
Real Estate - Commercial Mortgage	285	904	1,029	1,189	1,623
Real Estate - Residential	484	305	695	789	1,426
Real Estate - Home Equity	454	182	375	636	778
Consumer	351	576	421	927	826
Total Charge-offs	$1,813	$2,257	$2,606	$4,070	$4,750

RECOVERIES
Commercial, Financial and Agricultural	$82	$55	$45	$137	$120
Real Estate - Construction	—	—	1	—	5
Real Estate - Commercial Mortgage	54	30	152	84	179
Real Estate - Residential	200	48	52	248	447
Real Estate - Home Equity	33	24	65	57	76
Consumer	215	358	225	573	513
Total Recoveries	$584	$515	$540	$1,099	$1,340

Net Charge-offs	$1,229	$1,742	$2,066	$2,971	$3,410

Net Charge-offs (Annualized) as a percent of Average Loans Outstanding, Net of Unearned Income	0.33%	0.49%	0.59%	0.41%	0.49%

Noninterest Income

Noninterest income for the second quarter of 2015 totaled $14.8 million, an increase of $1.9 million, or 15.1%, over the first quarter of 2015 and $1.5 million, or 10.8%, over the second quarter of 2014. The increase over the first quarter of 2015 was primarily attributable to higher other income of $1.8 million which includes $1.7 million in BOLI death proceeds. Higher mortgage banking fees of $0.2 million, bank card fees of $0.1 million, and deposit fees of $0.2 million also contributed to the increase and were partially offset by lower wealth management fees of $0.3 million. Compared to the second quarter of 2014, the increase reflects higher other income of $1.6 million (primarily BOLI) and higher mortgage banking fees of $0.5 million that were partially offset by lower deposit fees of $0.5 million and wealth management fees of $0.1 million. For the first six months of 2015, noninterest income totaled $27.6 million, a $1.5 million increase over the same period of 2014, primarily attributable to higher other income of $1.6 million (primarily BOLI) and higher mortgage banking fees of $0.8 million, partially offset by lower deposit fees of $0.9 million.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Deposit Fees	$5,682	$5,541	$6,213	$11,223	$12,082
Bank Card Fees	2,844	2,742	2,820	5,586	5,527
Wealth Management Fees	1,776	2,046	1,852	3,822	3,770
Mortgage Banking Fees	1,203	987	738	2,190	1,363
Data Processing Fees	364	373	388	737	929
Other	2,925	1,159	1,336	4,084	2,461

Total Noninterest Income	$14,794	$12,848	$13,347	$27,642	$26,132

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees for the second quarter of 2015 totaled $5.7 million, an increase of $141,000, or 2.5%, over the first quarter of 2015 and a decrease of $531,000, or 8.5%, compared to the second quarter of 2014. For the first six months of 2015, deposit fees totaled $11.2 million, a decrease of $859,000, or 7.1%, from the comparable period of 2014. The increase over the first quarter of 2015 was attributable to a higher level of overdraft fees which are seasonally low during the first quarter as our clients receive tax refunds. Compared to the both prior year periods, the decrease was primarily due to a lower level of overdraft fees reflecting lower utilization of our overdraft service.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) totaled $2.8 million for the second quarter of 2015, an increase of $102,000, or 3.7%, over the first quarter of 2015 and $24,000, or 0.9%, over the second quarter of 2014. For the first six months of 2015, bank card fees totaled $5.6 million, which represented an increase of $59,000, or 1.1%, over the same period of 2014. The increase compared to all prior periods reflects higher card spend by our clients.

Wealth Management Fees. Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $1.8 million for the second quarter of 2015, down $270,000, or 13.2%, from the first quarter of 2015 and $76,000, or 4.1%, from the second quarter of 2014. The decrease from the first quarter of 2015 and second quarter of 2014 was driven by lower retail brokerage fees reflective of a reduction in assets under management. For the first six months of 2015, wealth management fees totaled $3.8 million, an increase of $52,000, or 1.4%, over the same period of 2014 driven by an increase in trust fees reflective of higher trust assets under management. At June 30, 2015, total assets under management were approximately $1.191 billion compared to $1.278 billion at December 31, 2014 and $1.270 billion at June 30, 2014.

Mortgage Banking Fees. Mortgage banking fees totaled $1.2 million for the second quarter of 2015, an increase of $216,000, or 21.9%, over the first quarter of 2015 and an increase of $465,000, or 63.0%, over the second quarter of 2014. For the first six months of 2015, fees totaled $2.2 million, an increase of $827,000, or 60.7%, over the same period of 2014. The increase compared to all prior periods was due to higher new loan production reflective of increased home purchase activity and a higher margin on sold loans.

Data Processing Fees. Data processing fees were comparable to the first quarter of 2015 and down $24,000, or 6.2%, from the second quarter of 2014. For the first six months of 2015, fees declined by $192,000, or 20.7%, compared to the first six months of 2014. The decrease from both prior year periods was attributable to lower fees from a government processing contract that was discontinued in mid-2014.

Other. Other income totaled $2.9 million for the second quarter of 2015, an increase of $1.8 million, or 152.4%, over the first quarter of 2015 and an increase of $1.6 million, or 118.9%, over the second quarter of 2014. For the first six months of 2015, other income increased $1.6 million, or 65.9%, compared to the same period of 2014. The increase over all prior periods was primarily due to $1.7 million in tax-free proceeds received from the death of one of our officers. Higher miscellaneous fee income also contributed to the increase over the first quarter of 2015. Lower revenue from a vendor bonus agreement that expired at the end of 2014 partially offset the increases realized over both prior year periods.

Noninterest Expense

Noninterest expense for the second quarter of 2015 totaled $28.4 million, a decrease of $0.9 million, or 3.2%, from the first quarter of 2015 attributable to lower OREO expense of $0.6 million, compensation expense of $0.1 million, occupancy expense of $0.1 million, and other expense (excluding OREO expenses) of $0.1 million. Compared to the second quarter of 2014, noninterest expense decreased by $0.6 million or 2.2% attributable to lower OREO expense of $1.3 million, occupancy expense of $0.2 million and other expense (excluding OREO expenses) of $0.2 million, partially offset by higher compensation expense of $1.1 million. For the first six months of 2015, noninterest expense totaled $57.8 million, an increase of $0.4 million, or 0.7%, over the same period of 2014 attributable to higher compensation expense of $1.9 million that was partially offset by lower OREO expense of $1.2 million, occupancy expense of $0.1 million, and other expense (excluding OREO expenses) of $0.2 million. Higher pension plan expense was the primary reason for the increase in compensation expense compared to both prior year periods and is discussed in further detail below. Expense management is an important part of our culture and strategic focus and we continue to make progress on reducing core operating costs and removing problem asset resolution costs from our system. During 2015, we have increased our intensity in evaluating opportunities to optimize our delivery infrastructure, including banking office operations and on-line platforms, and other process improvement initiatives.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Salaries	$12,435	$12,515	$11,995	$24,950	$24,486
Associate Benefits	3,969	4,009	3,251	7,978	6,501
Total Compensation	16,404	16,524	15,206	32,928	30,987

Premises	2,181	2,276	2,109	4,457	4,241
Equipment	2,077	2,120	2,396	4,197	4,562
Total Occupancy	4,258	4,396	4,505	8,654	8,803

Legal Fees	691	705	1,037	1,396	1,818
Professional Fees	1,022	1,045	963	2,067	2,029
Processing Services	1,642	1,778	1,482	3,420	2,955
Advertising	305	340	371	645	688
Travel and Entertainment	227	211	270	438	442
Printing and Supplies	184	204	223	388	496
Telephone	479	535	467	1,014	947
Postage	235	281	307	516	612
Insurance - Other	702	705	731	1,407	1,462
Other Real Estate Owned, net	931	1,497	2,276	2,428	3,675
Miscellaneous	1,359	1,169	1,238	2,528	2,528
Total Other	7,777	8,470	9,365	16,247	17,652

Total Noninterest Expense	$28,439	$29,390	$29,076	$57,829	$57,442

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $16.4 million for the second quarter of 2015, a decrease of $120,000, or 0.7%, from the first quarter of 2015 primarily due to a reduction in salary expense reflective of lower payroll and unemployment taxes. Compared to the second quarter of 2014, total compensation expense increased $1.2 million, or 7.9%, attributable to higher associate benefit expense of $718,000 and salaries of $480,000. The increase in associate benefits expense was driven by a $644,000 increase in our pension plan expense attributable to the utilization of a lower discount rate in 2015 for determining pension plan liabilities reflecting a decrease in long-term bond interest rates. Revision to the mortality tables used to calculate pension liabilities also contributed to the increase, but to a lesser extent. Higher performance based pay (commissions and incentives) drove the increase in salary expense. For the first six months of 2015, compensation expense totaled $32.9 million, an increase of $1.9 million, or 6.3%, over the same period of 2014 due to higher associate benefit expense of $1.5 million and a $464,000 increase in salary expense. Both variances were driven by the same factors as noted above for the second quarter.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.3 million for the second quarter of 2015, a decrease of $138,000, or 3.1%, from the first quarter of 2015 primarily attributable to lower premises and equipment maintenance costs. Compared to the second quarter of 2014, occupancy expense decreased $247,000, or 5.5%, attributable to lower equipment expense, primarily reflective of higher non-routine maintenance expenses realized in the second quarter of 2014. For the first six months of 2015, occupancy expense decreased $149,000, or 1.7%, from the same period of 2014 driven by lower equipment expense, primarily software costs.

Other. Other noninterest expense decreased $693,000, or 8.2%, from the first quarter of 2015 and decreased $1.6 million, or 17.0%, from the second quarter of 2014. The decrease compared to the first quarter of 2015 was driven by lower OREO expense of $566,000 due to a net gain of $186,000 realized during the second quarter of 2015 from the sale of properties as well as lower valuation adjustments, both reflective of improving real estate values in our markets. Lower processing services of $136,000 also contributed to the decrease and reflect one-time costs incurred in the first quarter of 2015 related to the implementation of our new online/mobile banking platform. Compared to the second quarter of 2014, other expense decreased primarily due to lower OREO expense of $1.3 million and legal fees of $346,000 which were partially offset by higher processing services of $160,000. The reduction in OREO expense was due to the same aforementioned factors. The decrease in legal fees was driven by a lower level of support needed for problem loan resolutions. The increase in processing services was attributable to same aforementioned factors related to the new online/mobile banking platform. For the first six months of 2015, other expense declined $1.4 million, or 8.0%, from the same period of 2014, primarily attributable to lower OREO expense of $1.2 million, legal fees of $422,000, printing/supply expense of $108,000 and postage expense of $96,000, partially offset by higher processing service fees of $465,000. The reduction in OREO and legal expenses were due to the same aforementioned factors for the second quarter. The decrease in printing/supply expense generally reflects improved control over discretionary costs and the reduction in postage expense was primarily due to increased e-statement penetration. The increase in processing services was due to the aforementioned new on-line/mobile banking platform, including one-time implementation costs.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 83.85% for the second quarter of 2015 compared to 93.42% for the first quarter of 2015 and 91.11% for the second quarter of 2014. For the first six months of 2015, this ratio was 88.46% compared to 91.00% for the comparable period of 2014. The aforementioned receipt of BOLI proceeds was the primary reason for the change in this metric compared to all prior periods.

Income Taxes

We realized income tax expense of $1.1 million (23% effective rate) for the second quarter of 2015 compared to $0.7 million (41% effective rate) for the first quarter of 2015 and $0.7 million (33% effective rate) for the second quarter of 2014.  For the first six months of 2015, we realized an income tax expense of $1.8 million (27% effective rate) compared to an income tax benefit of $0.7 million (-15% effective rate) for the same period of 2014. The aforementioned discrete BOLI transaction realized in the second quarter of 2015 was tax-free, therefore income tax expense for the first three and six-months of 2015 was favorably impacted. Income taxes for the corresponding six-month period of 2014 were also favorably impacted by a $2.2 million state tax benefit attributable to an adjustment in our reserve for uncertain tax positions associated with prior year matters. Absent future discrete events, we anticipate our effective income tax rate for the second half of 2015 will normalize within a range of 34%-35%.

FINANCIAL CONDITION

Average assets totaled approximately $2.671 billion for the second quarter of 2015, an increase of $22.2 million, or 0.8%, over the first quarter of 2015, and an increase of $121.0 million, or 4.7%, over the fourth quarter of 2014. Average earning assets were $2.328 billion for the second quarter of 2015, an increase of $21.5 million, or 0.9%, over the first quarter of 2015, and an increase of $115.2 million, or 5.2%, over the fourth quarter of 2014. The increase in earning assets over the first quarter of 2015 reflects a higher level of noninterest bearing deposits, partially offset by a lower level of public fund deposits. The increase compared to the fourth quarter of 2014 reflects higher balances for all deposit products with the exception of money market accounts and certificates of deposit. Additionally, growth in both the loan and investment portfolios led to a more favorable earning asset mix.

Investment Securities

In the second quarter of 2015, our average investment portfolio increased $61.5 million, or 11.1%, over the first quarter of 2015 and increased $119.5 million, or 24.0%, over the fourth quarter of 2014. As a percentage of average earning assets, the investment portfolio represented 26.5% in the second quarter of 2015, compared to 24.1% in the first quarter of 2015 and 22.5% in the fourth quarter of 2014. The increase in the average balance of the investment portfolio compared to the prior period was primarily attributable to increases in U.S. Treasury purchases and municipal bonds. The increase compared to the fourth quarter of 2014 was primarily attributable to an increase in U.S. Treasury purchases. For the remainder of 2015, it is anticipated that not all cash flow from the investment portfolio will be reinvested into securities. We will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). During the second quarter of 2015, securities were purchased under both the AFS and HTM designations. As of June 30, 2015, $433.7 million, or 68.2% of the investment portfolio was classified as AFS, with the remaining $201.8 million, or 31.8%, classified as HTM.

At acquisition, the classification of the security will be determined based on how the purchase will affect our asset/liability strategy and future business plans and opportunities. Such decisions will be weighed against multiple factors, including regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs. Securities in the AFS portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income component of shareowners’ equity. Securities that are HTM will be acquired or owned with the intent of holding them to maturity (final payment date). HTM investments are measured at amortized cost. It is neither management’s current intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

At June 30, 2015, the investment portfolio had a net pre-tax unrealized gain in the AFS portfolio of $1.6 million compared to an unrealized gain of $1.7 million and $0.5 million at the March 31, 2015 and December 31, 2014 periods, respectively. At June 30, 2015, there were approximately 205 positions (combined AFS and HTM) with unrealized losses totaling $0.8 million. Of the 205 positions, 75 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 75 positions, there were 22 GNMA positions and 22 SBA positions in an unrealized loss position for longer than 12 months, and have unrealized losses of $243,000 and $66,000, respectively. There were 127 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. Three of these positions were in an unrealized loss position for longer than 12 months, and had an unrealized loss of $3,000. The remaining three securities are government agency bonds, none of which have been in an unrealized loss position for longer than 12 months. None of the positions with unrealized losses are considered impaired, and all positions are expected to mature at par or better. For the second quarter of 2015, we recognized a permanent impairment loss of $90,000 related to an equity investment (Bankers Bancorporation of Florida, Inc).

The average maturity of the total portfolio at June 30, 2015 was 2.09 years compared to 2.14 years and 2.17 years for the March 31, 2015 and December 31, 2014 periods, respectively. The average life of the total portfolio at June 30, 2015 was shorter compared to both prior periods mainly attributable to the natural aging of the existing portfolio, partially offset by new investments primarily with 2-4 year average maturities.

Loans

Average loans increased $25.3 million, or 1.8%, over the first quarter of 2015 and $47.2 million, or 3.3%, over the fourth quarter of 2014. The improvement over both prior periods was broad based with a majority of the growth in the consumer (auto finance), commercial, and commercial mortgage portfolios.

The resolution of problem loans totaled $2.9 million for the second quarter of 2015 ($1.8 million in net charge offs and $1.1 million transferred to ORE), compared to $4.0 million from the first quarter of 2015 ($2.3 million in net charge offs and $1.7 million transferred to ORE), and $5.9 million from the fourth quarter 2014 ($2.8 million in net charge offs and $3.1 million transferred to ORE). The problem loan resolutions are based on “as of” balances, not averages.

Without compromising our credit standards or taking on inordinate interest rate risk, we have modified several lending programs in our business, commercial real estate, and consumer portfolios to try to mitigate the significant impact that consumer and business deleveraging is having on our portfolio. These programs have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and other real estate owned “OREO”) totaled $45.5 million at the end of the second quarter of 2015, a decrease of $5.1 million from the first quarter of 2015 and $7.0 million from the fourth quarter of 2014. Nonaccrual loans totaled $15.3 million at the end of the second quarter of 2015, a decrease of $1.5 million from both the first quarter of 2015 and the fourth quarter of 2014. Nonaccrual loan additions totaled $4.5 million in the second quarter of 2015 and $10.3 million for the first six months of 2015, which compares to $11.9 million for the same period of 2014. The balance of OREO totaled $30.2 million at the end of the second quarter of 2015, a decrease of $3.7 million and $5.5 million, respectively, from the first quarter of 2015 and fourth quarter of 2014. For the second quarter of 2015, we added properties totaling $1.1 million, sold properties totaling $4.0 million, recorded valuation adjustments totaling $0.5 million, and realized miscellaneous adjustments of $0.3 million. For the first six months of 2015, we added properties totaling $2.8 million, sold properties totaling $6.7 million, recorded valuation adjustments totaling $1.3 million, and realized miscellaneous adjustments of $0.3 million. Nonperforming assets represented 1.71% of total assets at June 30, 2015 compared to 1.88% at March 31, 2015 and 2.00% at December 31, 2014.

(Dollars in Thousands)	June 30, 2015	March 31, 2015	December 31, 2014
Nonaccruing Loans:
Commercial, Financial and Agricultural	$420	$626	$507
Real Estate - Construction	333	424	424
Real Estate - Commercial Mortgage	6,395	6,909	5,806
Real Estate - Residential	5,978	6,123	6,737
Real Estate - Home Equity	2,095	2,253	2,544
Consumer	99	455	751
Total Nonperforming Loans (“NPLs”)(1)	$15,320	$16,790	$16,769
Other Real Estate Owned	30,167	33,835	35,680
Total Nonperforming Assets (“NPAs”)	$45,487	$50,625	$52,449
Past Due Loans 30 – 89 Days	$5,858	$3,689	$6,792
Past Due Loans 90 Days or More (accruing)	—	—	—
Performing Troubled Debt Restructurings	$41,632	$42,590	$44,410
Nonperforming Loans/Loans	1.03%	1.15%	1.16%
Nonperforming Assets/Total Assets	1.71	1.88	2.00
Nonperforming Assets/Loans Plus OREO	3.00	3.38	3.55
Allowance/Nonperforming Loans	99.46%	95.83%	104.60%

(1)	Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
NPA Beginning Balance:	$50,625	$78,594	$52,449	$85,035
Change in Nonaccrual Loans:
Beginning Balance	16,790	34,558	16,769	36,964
Additions	4,497	4,355	10,264	11,854
Charge-Offs	(1,333)	(2,445)	(2,953)	(4,308)
Transferred to OREO	(1,088)	(7,040)	(1,705)	(8,316)
Paid Off/Payments	(2,669)	(2,423)	(3,613)	(5,050)
Restored to Accrual	(877)	(1,335)	(3,442)	(5,474)
Ending Balance	15,320	25,670	15,320	25,670

Change in OREO:
Beginning Balance	33,835	44,036	35,680	48,071
Additions	1,088	7,977	2,830	9,267
Valuation Write-downs	(505)	(822)	(1,306)	(1,552)
Sales	(4,026)	(8,612)	(6,763)	(13,207)
Other	225	—	(274)	—
Ending Balance	30,167	42,579	30,167	42,579

NPA Net Change	(5,138)	(10,345)	(6,962)	(16,786)
NPA Ending Balance	$45,487	$68,249	$45,487	$68,249

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
TDR Beginning Balance:	$47,158	$58,818	$49,154	$58,543
Additions	262	377	1,156	2,187
Charge-Offs	(399)	(533)	(1,283)	(818)
Paid Off/Payments	(1,710)	(1,020)	(2,321)	(2,025)
Removal Due to Change in TDR Status	—	(22)	(202)	(22)
Transferred to OREO	(322)	(1,748)	(1,515)	(1,993)
TDR Ending Balance	$44,989	$55,872	$44,989	$55,872

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

The allowance for loan losses was $15.2 million at June 30, 2015 compared to $16.1 million at March 31, 2015 and $17.5 million at December 31, 2014. The allowance for loan losses was 1.03% of outstanding loans and provided coverage of 99% of nonperforming loans at June 30, 2015 compared to 1.10% and 96%, respectively, at March 31, 2015 and 1.22% and 105%, respectively, at December 31, 2014. The reduction in the allowance from both prior periods was attributable to a lower level of both general reserves and impaired loan reserves. The decrease in general reserves reflects slower problem loan migration, lower loan loss experience, and continued improvement in credit metrics, partially offset by reserves for growth in the loan portfolio. The decrease in impaired loan reserves was driven by a lower level of impaired loans reflecting reduced inflow and successful resolutions as well as lower loss content. It is management’s opinion that the allowance at June 30, 2015 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.178 billion for the second quarter of 2015, an increase of $15.0 million, or 0.7%, over the first quarter of 2015 and $101.0 million, or 4.9%, over the fourth quarter of 2014. The increase in deposits compared to the first quarter of 2015 reflects higher levels of all non-maturity account types except NOW accounts, partially offset by declines in public fund deposits and certificates of deposit. The higher level of deposits when compared to the fourth quarter of 2014 is primarily attributable to increased balances of noninterest bearing, public NOW, and savings accounts, partially offset by a decline in money market accounts and certificates of deposit. The seasonal inflows of public funds began in the fourth quarter of 2014, most likely peaked in the second quarter of 2015, and are expected to decline into the fourth quarter of 2015.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-10.0%	-7.5%	-5.0%	-5.0%
June 30, 2015	0.7%	-0.3%	-0.2%	-3.7%
March 31, 2015	4.5%	2.2%	1.1%	-4.3%

The Net Interest Income at Risk position was less favorable at the end of the second quarter of 2015, when compared to the prior quarter-end, for all rate scenarios with the exception of rates down 100 bps, which improved. The unfavorable change from the prior quarter-end reflects lower levels of repricing assets, primarily overnight funds, due to a decrease in deposits, while also funding loan growth and bond purchases. In addition, this analysis incorporates an instantaneous, parallel shock and assumes we move with market rates and do not lag our deposit rates. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-12.5%	-10.0%	-7.5%	-7.5%
June 30, 2015	19.7%	14.0%	7.7%	-17.4%
March 31, 2015	15.6%	9.0%	5.4%	-5.7%

As of June 30, 2015, the economic value of equity in all rate scenarios versus the base case was more favorable than it was as of March 31, 2015, with the exception of the rates down 100 bps scenario. The EVE in the rates down 100 bps scenario is outside of the desired parameters as the change in value on the core deposits from last quarter declined due to a combination of the benchmark FHLB yield curve steepening and a change in mix from shorter to longer deposits (Public NOW ran off, DDA and MMDA grew).  All measures of economic value of equity are within our prescribed policy limits with the exception of the rates down 100 bps scenario. Given the floored value of the non-maturity deposits, this metric may remain outside policy limits, but will continue to be closely monitored.

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

As of June 30, 2015, we have the ability to generate $1.09 billion in additional liquidity through all of our available resources (this excludes $186,000 in overnight funds sold). In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with results reported to ALCO, our Market Risk Oversight Committee, and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 2.09 years, and as of June 30, 2015 had a net unrealized pre-tax gain of $1.6 million in the available-for-sale portfolio.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $237.1 million during the second quarter of 2015 compared to an average net overnight funds sold position of $302.4 million in the first quarter of 2015 and an average overnight funds sold position of $288.6 million in the fourth quarter of 2014. The decrease in overnight funds compared to the first quarter of 2015 reflects growth in both the loan and investment portfolios. Partially offsetting this decline was an increase in average deposit balances despite a decline in public funds. The decrease relative to the fourth quarter of 2014 is primarily attributable to growth in both the loan and investment portfolios, partially offset by an increase in average deposits.

Capital expenditures are estimated to approximate $3.0 million over the next 12 months, which will consist primarily of office remodeling, office equipment/furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2015, advances from the FHLB consisted of $30.5 million in outstanding debt consisting of 31 notes. During the first six months of 2015, the Bank made FHLB advance payments totaling approximately $2.6 million, which includes paying off two advances totaling $1.2 million. No additional FHLB advances were obtained. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Equity capital was $272.0 million as of June 30, 2015, compared to $274.1 million as of March 31, 2015 and $272.5 million as of December 31, 2014. Our leverage ratio was 10.57%, 10.73%, and 10.99%, respectively, as of these dates. Further, as of June 30, 2015, our risk-adjusted capital ratio was 16.75% compared to 17.11% and 17.76% at March 31, 2015 and December 31, 2014, respectively. Our common equity tier 1 ratio was 12.31% as of June 30, 2015 compared to 12.57% as of March 31, 2015, which was the first reporting period this ratio was published under the Basel III capital standards. All of our capital ratios significantly exceed the threshold to be designated as “well-capitalized” under the Basel III capital standards. The reduction in our regulatory capital ratios in 2015 reflects the implementation of Basel III and the repurchase of common stock.

During the first six months of 2015, shareowners’ equity decreased $0.5 million, or 0.4%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $4.8 million, stock compensation accretion of $0.5 million, a $0.7 million net increase in the unrealized gain on investment securities, and net adjustments totaling $0.3 million related to transactions under our stock compensation plans. Shareowners’ equity was reduced by common stock dividends totaling $1.0 million and the repurchase of common stock of $5.8 million.

At June 30, 2015, our common stock had a book value of $15.80 per diluted share compared to $15.59 at March 31, 2015 and $15.53 at December 31, 2014. The tangible book value of our common stock for the same respective dates was $10.87, $10.77 and $10.70. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At June 30, 2015, the net unrealized gain on investment securities available for sale was $0.7 million and the amount of our unfunded pension liability was $21.6 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. During 2015, we have repurchased 393,000 shares at an average price of $14.72 per share under the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2015, we had $340.5 million in commitments to extend credit and $7.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,473,954	$18,285	4.98%	$1,411,988	$18,216	5.17%	$1,461,356	$36,194	4.99%	$1,403,793	$36,377	5.23%
Taxable Securities(2)	540,735	1,313	0.97	345,419	816	0.87	516,321	2,511	0.95	318,332	1,519	0.84
Tax-Exempt Securities	76,191	219	1.15	94,810	188	0.77	70,043	373	1.06	104,621	407	0.75
Funds Sold	237,132	151	0.26	408,668	257	0.25	269,588	340	0.25	437,837	548	0.25
Total Earning Assets	2,328,012	19,968	3.44%	2,260,885	19,477	3.46%	2,317,308	39,418	3.43%	2,264,582	38,851	3.46%
Cash & Due From Banks	52,473			44,115			50,555			46,089
Allowance For Loan Losses	(16,070)			(22,255)			(16,702)			(22,730)
Other Assets	306,286			296,248			308,526			300,656
TOTAL ASSETS	$2,670,701			$2,578,993			$2,659,687			$2,588,597

Liabilities:
NOW Accounts	$761,388	$64	0.03%	$724,635	$91	0.05%	$777,757	$132	0.03%	$747,343	$195	0.05%
Money Market Accounts	256,265	32	0.05	280,619	50	0.07	255,378	73	0.06	277,335	98	0.07
Savings Accounts	253,808	31	0.05	227,960	28	0.05	248,064	61	0.05	223,418	54	0.05
Other Time Deposits	189,213	132	0.28	209,558	124	0.24	191,919	239	0.25	212,408	254	0.24
Total Interest Bearing Deposits	1,460,674	259	0.07	1,442,772	293	0.08	1,473,118	505	0.07	1,460,504	601	0.08
Short-Term Borrowings	54,237	15	0.11	44,473	17	0.15	52,035	36	0.14	45,402	37	0.16
Subordinated Note Payable	62,887	338	2.13	62,887	331	2.08	62,887	670	2.12	62,887	662	2.09
Other Long-Term Borrowings	30,067	237	3.16	33,619	269	3.21	30,407	477	3.16	35,328	560	3.19
Total Interest Bearing Liabilities	1,607,865	849	0.21%	1,583,751	910	0.23%	1,618,447	1,688	0.21%	1,604,121	1,860	0.23%
Noninterest Bearing Deposits	717,725			666,791			697,811			656,715
Other Liabilities	70,690			46,105			68,569			46,716
TOTAL LIABILITIES	2,396,280			2,296,647			2,384,827			2,307,552

TOTAL SHAREOWNERS’ EQUITY	274,421			282,346			274,860			281,045

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,670,701			$2,578,993			$2,659,687			$2,588,597

Interest Rate Spread			3.23%			3.22%			3.22%			3.23%
Net Interest Income		$19,119			$18,567			$37,730			$36,991
Net Interest Margin(3)			3.29%			3.29%			3.28%			3.29%

(1)	Average balances include nonaccrual loans. Interest income periods in this table include loan fees of $384,000 and $778,000 for the three and six months ended June 30, 2015 and $297,000 and $707,000 for the comparable periods ended June 30, 2014.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

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

Item 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2015, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program
May 1, 2015 to May 31, 2015	391,681	$14.73	391,681	1,088,719
June 1, 2015 to June 30, 2015	1,300	$14.25	1,300	1,087,419

Total	392,981	$14.72	392,981	1,087,419

(1)	This balance represents the number of shares that were repurchased during the second quarter of 2015 through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on February 27, 2014 for a five year period, under which we were authorized to repurchase up to 1,500,000 shares of our common stock. The Program is flexible and shares are acquired from the public markets and other sources using free cash flow. No shares are repurchased outside of the Program.

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

Date: August 7, 2015

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

