Form 10-Q
period 2015-09-30
CAPITAL CITY BANK GROUP INC
filed 2015-11-05
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

At October 31, 2015, 17,144,404 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
▪	legislative or regulatory changes, including the Dodd-Frank Act, Basel III, and the ability to repay and qualified mortgage standards;
▪	the effects of security breaches and computer viruses that may affect our computer systems or fraud related to debit card products;
▪	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision, goodwill, pension, and deferred tax asset valuation;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	our need and our ability to incur additional debt or equity financing;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	our ability to comply with the laws of each jurisdiction where we operate;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)	(Unaudited) September 30, 2015	December 31, 2014
ASSETS
Cash and Due From Banks	$42,917	$55,467
Federal Funds Sold and Interest Bearing Deposits	167,787	329,589
Total Cash and Cash Equivalents	210,704	385,056

Investment Securities, Available for Sale, at fair value	444,071	341,548
Investment Securities, Held to Maturity, at amortized cost (fair value of $194,840 and $163,412)	193,964	163,581
Total Investment Securities	638,035	505,129
Loans Held For Sale	10,960	10,688
Loans, Net of Unearned Income	1,475,183	1,431,374
Allowance for Loan Losses	(14,737)	(17,539)
Loans, Net	1,460,446	1,413,835

Premises and Equipment, Net	98,218	101,899
Goodwill	84,811	84,811
Other Real Estate Owned	25,219	35,680
Other Assets	86,701	90,071
Total Assets	$2,615,094	$2,627,169

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$720,824	$659,115
Interest Bearing Deposits	1,394,159	1,487,679
Total Deposits	2,114,983	2,146,794

Short-Term Borrowings	65,355	49,425
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	29,042	31,097
Other Liabilities	69,168	64,426
Total Liabilities	2,341,435	2,354,629

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,144,401 and 17,447,223 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	171	174
Additional Paid-In Capital	37,738	42,569
Retained Earnings	256,265	251,306
Accumulated Other Comprehensive Loss, Net of Tax	(20,515)	(21,509)
Total Shareowners’ Equity	273,659	272,540
Total Liabilities and Shareowners' Equity	$2,615,094	$2,627,169

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2015	2014	2015	2014
INTEREST INCOME
Loans, including Fees	$18,214	$18,528	$54,308	$54,778
Investment Securities:
Taxable Securities	1,330	921	3,814	2,440
Tax Exempt Securities	210	113	471	380
Federal Funds Sold and Interest Bearing Deposits	123	204	463	752
Total Interest Income	19,877	19,766	59,056	58,350
INTEREST EXPENSE
Deposits	220	255	725	856
Short-Term Borrowings	14	17	50	54
Subordinated Notes Payable	344	333	1,014	995
Other Long-Term Borrowings	233	263	710	823
Total Interest Expense	811	868	2,499	2,728
NET INTEREST INCOME	19,066	18,898	56,557	55,622
Provision for Loan Losses	413	424	1,081	1,282
Net Interest Income After Provision For Loan Losses	18,653	18,474	55,476	54,340
NONINTEREST INCOME
Deposit Fees	5,721	6,211	16,944	18,293
Bank Card Fees	2,826	2,707	8,412	8,234
Wealth Management Fees	1,818	2,050	5,640	5,820
Mortgage Banking Fees	1,306	911	3,496	2,274
Data Processing Fees	400	336	1,137	1,265
Other	1,157	1,136	5,241	3,597
Total Noninterest Income	13,228	13,351	40,870	39,483

NONINTEREST EXPENSE
Compensation	16,653	15,378	49,581	46,365
Occupancy, Net	4,446	4,575	13,100	13,378
Other Real Estate Owned, Net	1,302	1,783	3,730	5,458
Other	6,763	6,871	20,582	20,848
Total Noninterest Expense	29,164	28,607	86,993	86,049

INCOME BEFORE INCOME TAXES	2,717	3,218	9,353	7,774
Income Tax Expense	1,034	1,103	2,839	435

NET INCOME	$1,683	$2,115	$6,514	$7,339

BASIC NET INCOME PER SHARE	$0.10	$0.12	$0.38	$0.42
DILUTED NET INCOME PER SHARE	$0.09	$0.12	$0.37	$0.42

Average Basic Shares Outstanding	17,150	17,440	17,317	17,422
Average Diluted Shares Outstanding	17,229	17,519	17,379	17,482

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
NET INCOME	$1,683	$2,115	$6,514	$7,339
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	533	(173)	1,562	78
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	21	17	56	53
Other comprehensive income (loss), before tax	554	(156)	1,618	131
Deferred tax expense (benefit) related to other comprehensive income	214	(54)	624	56
Other comprehensive income (loss), net of tax	340	(102)	994	75
TOTAL COMPREHENSIVE INCOME	$2,023	$2,013	$7,508	$7,414

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2014	17,360,960	$174	$41,152	$243,614	$(8,540)	$276,400
Net Income		—	—	7,339	—	7,339
Other Comprehensive Income, Net of Tax		—	—	—	75	75
Cash Dividends ($0.0600 per share)		—	—	(1,046)	—	(1,046)
Repurchase of Common Stock	(19,600)	—	(269)	—	—	(269)
Stock Based Compensation		—	635	—	—	635
Impact of Transactions Under Compensation Plans, net	91,524	—	119	—	—	119
Balance, September 30, 2014	17,432,884	$174	$41,637	$249,907	$(8,465)	$283,253
Balance, January 1, 2015	17,447,223	$174	$42,569	$251,306	$(21,509)	$272,540
Net Income		—	—	6,514	—	6,514
Other Comprehensive Income, Net of Tax		—	—	—	994	994
Cash Dividends ($0.0900 per share)		—	—	(1,555)	—	(1,555)
Repurchase of Common Stock	(405,228)	(4)	(5,978)	—	—	(5,982)
Stock Based Compensation		—	783	—	—	783
Impact of Transactions Under Compensation Plans, net	102,406	1	364	—	—	365
Balance, September 30, 2015	17,144,401	$171	$37,738	$256,265	$(20,515)	$273,659

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,514	$7,339
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	1,081	1,282
Depreciation	4,908	4,869
Amortization of Premiums, Discounts, and Fees (net)	3,677	3,619
Amortization of Intangible Assets	—	32
Impairment Loss on Security	90	—
Net (Increase) Decrease in Loans Held-for-Sale	(272)	2,365
Stock Based Compensation	783	635
Deferred Income Taxes	2,882	1,280
Loss on Sales and Write-Downs of Other Real Estate Owned	2,138	3,423
Loss on Disposal of Equipment	20	12
Net Decrease in Other Assets	1,347	1,144
Net Increase (Decrease) in Other Liabilities	4,792	(2,248)
Net Cash Provided By Operating Activities	27,960	23,752

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(65,190)	(56,249)
Payments, Maturities, and Calls	33,859	30,078
Securities Available for Sale:
Purchases	(167,438)	(159,741)
Payments, Maturities, and Calls	63,278	86,149
Net Increase in Loans	(51,385)	(42,808)
Proceeds From Sales of Other Real Estate Owned	12,122	15,043
Purchases of Premises and Equipment	(2,400)	(4,042)
Net Cash Used In Investing Activities	(177,154)	(131,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(31,811)	(102,670)
Net Increase (Decrease) in Short-Term Borrowings	15,930	(10,263)
Repayment of Other Long-Term Borrowings	(2,055)	(4,210)
Dividends Paid	(1,555)	(1,046)
Payments to Repurchase Common Stock	(5,982)	(269)
Issuance of Common Stock Under Compensation Plans	315	371
Net Cash Used In Financing Activities	(25,158)	(118,087)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(174,352)	(225,905)

Cash and Cash Equivalents at Beginning of Period	385,056	529,928
Cash and Cash Equivalents at End of Period	$210,704	$304,023

Supplemental Cash Flow Disclosures:
Interest Paid	$2,511	$2,678
Income Taxes Paid	$1,593	$2,660

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$4,073	$12,121
Transfer of Current Portion of Long-Term Borrowings	$—	$1,528

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

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	September 30, 2015				December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gain	Unrealized Losses	Market Value
Available for Sale
U.S. Government Treasury	$242,659	$1,330	$—	$243,989	$185,830	$220	$19	$186,031
U.S. Government Agency	104,763	428	115	105,076	95,950	289	142	96,097
States and Political Subdivisions	83,971	283	14	84,240	48,405	65	82	48,388
Mortgage-Backed Securities	1,897	174	—	2,071	2,094	193	—	2,287
Equity Securities(1)	8,695	—	—	8,695	8,745	—	—	8,745
Total	$441,985	$2,215	$129	$444,071	$341,024	$767	$243	$341,548

Held to Maturity
U.S. Government Treasury	$134,670	$757	$—	$135,427	$76,179	$144	$6	$76,317
U.S. Government Agency	10,060	35	—	10,095	19,807	29	19	19,817
States and Political Subdivisions	18,676	57	1	18,732	26,717	36	6	26,747
Mortgage-Backed Securities	30,558	96	68	30,586	40,878	33	380	40,531
Total	$193,964	$945	$69	$194,840	$163,581	$242	$411	$163,412

Total Investment Securities	$635,949	$3,160	$198	$638,911	$504,605	$1,009	$654	$504,960

(1)	Includes Federal Home Loan Bank, Federal Reserve Bank, and FNBB, Inc. stock recorded at cost of $3.7 million, $4.8 million, and $0.2 million, respectively, as of September 30, 2015 and Federal Home Loan Bank, Federal Reserve Bank, and Bankers Bancorporation of Florida, Inc. stock recorded at cost of $3.9 million, $4.8 million, and $0.1 million, respectively, as of December 31, 2014.

Securities with a carrying value of $243.8 million and $337.9 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of September 30, 2015, the Company's investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$59,038	$59,115	$29,291	$29,385
Due after one through five years	299,404	300,992	134,115	134,869
Mortgage-Backed Securities	1,897	2,071	30,558	30,586
U.S. Government Agency	72,951	73,198	—	—
Equity Securities	8,695	8,695	—	—
Total	$441,985	$444,071	$193,964	$194,840

Unrealized Losses on Investment Securities. The following table summarizes the investment securities with unrealized losses as of September 30, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
September 30, 2015
Available for Sale
U.S. Government Agency	$11,909	$50	$11,409	$65	$23,318	$115
States and Political Subdivisions	12,690	13	604	1	13,294	14
Total	$24,599	$63	$12,013	$66	$36,612	$129
Held to Maturity
States and Political Subdivisions	$926	$1	$—	$—	$926	$1
Mortgage-Backed Securities	2,691	19	13,235	49	15,926	68
Total	$3,617	$20	$13,235	$49	$16,852	$69

December 31, 2014
Available for Sale
U.S. Government Treasury	$35,838	$19	$—	$—	$35,838	$19
U.S. Government Agency	18,160	54	18,468	88	36,628	142
States and Political Subdivisions	16,497	77	505	5	17,002	82
Total	$70,495	$150	$18,973	$93	$89,468	$243
Held to Maturity
U.S. Government Treasury	$15,046	$6	$—	$—	$15,046	$6
U.S. Government Agency	10,002	19	—	—	10,002	19
States and Political Subdivisions	3,788	6	—	—	3,788	6
Mortgage-Backed Securities	15,066	149	18,155	231	33,221	380
Total	$43,902	$180	$18,155	$231	$62,057	$411

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

Approximately $12.0 million of investment securities, with an unrealized loss of approximately $66,000, have been in a loss position for greater than 12 months. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on September 30, 2015. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2015.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2015	December 31, 2014
Commercial, Financial and Agricultural	$169,588	$136,925
Real Estate – Construction	49,475	41,596
Real Estate – Commercial Mortgage	491,734	510,120
Real Estate – Residential(1)	290,784	295,969
Real Estate – Home Equity	232,254	229,572
Consumer(2)	241,348	217,192
Loans, Net of Unearned Income	$1,475,183	$1,431,374

(1)	Includes loans in process with outstanding balances of $10.4 million and $7.4 million as of September 30, 2015 and December 31, 2014, respectively.

(2)	Includes overdraft balances of $2.5 million and $2.4 million as of September 30, 2015 and December 31, 2014, respectively.

Net deferred fees included in loans were $0.9 million and $1.5 million as of September 30, 2015 and December 31, 2014, respectively.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	September 30, 2015		December 31, 2014
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$60	$—	$507	$—
Real Estate – Construction	491	—	424	—
Real Estate – Commercial Mortgage	5,844	—	5,806	—
Real Estate – Residential	4,973	—	6,737	—
Real Estate – Home Equity	1,679	—	2,544	—
Consumer	91	—	751	—
Total	$13,138	$—	$16,769	$—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
September 30, 2015
Commercial, Financial and Agricultural	$281	$3	$—	$284	$169,244	$169,588
Real Estate – Construction	—	545	—	545	48,439	49,475
Real Estate – Commercial Mortgage	123	113	—	236	485,654	491,734
Real Estate – Residential	682	1,022	—	1,704	284,107	290,784
Real Estate – Home Equity	397	56	—	453	230,122	232,254
Consumer	883	230	—	1,113	240,144	241,348
Total	$2,366	$1,969	$—	$4,335	$1,457,710	$1,475,183

December 31, 2014
Commercial, Financial and Agricultural	$352	$155	$—	$507	$135,911	$136,925
Real Estate – Construction	690	—	—	690	40,482	41,596
Real Estate – Commercial Mortgage	1,701	569	—	2,270	502,044	510,120
Real Estate – Residential	682	1,147	—	1,829	287,403	295,969
Real Estate – Home Equity	689	85	—	774	226,254	229,572
Consumer	625	97	—	722	215,719	217,192
Total	$4,739	$2,053	$—	$6,792	$1,407,813	$1,431,374

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

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
Three Months Ended September 30, 2015
Beginning Balance	$917	$360	$4,275	$5,654	$2,536	$1,494	$15,236
Provision for Loan Losses	183	(64)	333	(545)	273	233	413
Charge-Offs	(365)	—	26	(476)	(370)	(318)	(1,503)
Recoveries	45	—	86	193	42	225	591
Net Charge-Offs	(320)	—	112	(283)	(328)	(93)	(912)
Ending Balance	$780	$296	$4,720	$4,826	$2,481	$1,634	$14,737
Nine Months Ended September 30, 2015
Beginning Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539
Provision for Loan Losses	708	(547)	426	(870)	506	858	1,081
Charge-Offs	(894)	—	(1,163)	(1,265)	(1,006)	(1,245)	(5,573)
Recoveries	182	—	170	441	99	798	1,690
Net Charge-Offs	(712)	—	(993)	(824)	(907)	(447)	(3,883)
Ending Balance	$780	$296	$4,720	$4,826	$2,481	$1,634	$14,737
Three Months Ended September 30, 2014
Beginning Balance	$706	$1,267	$6,147	$8,214	$3,066	$1,143	$20,543
Provision for Loan Losses	387	(280)	386	(505)	331	105	424
Charge-Offs	(86)	—	(1,208)	(212)	(621)	(386)	(2,513)
Recoveries	28	2	213	93	37	266	639
Net Charge-Offs	(58)	2	(995)	(119)	(584)	(120)	(1,874)
Ending Balance	$1,035	$989	$5,538	$7,590	$2,813	$1,128	$19,093
Nine Months Ended September 30, 2014
Beginning Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$23,095
Provision for Loan Losses	371	(598)	267	(385)	1,048	579	1,282
Charge-Offs	(183)	—	(2,831)	(1,638)	(1,399)	(1,212)	(7,263)
Recoveries	148	7	392	540	113	779	1,979
Net Charge-Offs	(35)	7	(2,439)	(1,098)	(1,286)	(433)	(5,284)
Ending Balance	$1,035	$989	$5,538	$7,590	$2,813	$1,128	$19,093

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
September 30, 2015
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$81	$—	$2,001	$2,004	$365	$4	$4,455
Loans Collectively Evaluated for Impairment	699	296	2,719	2,822	2,116	1,630	10,282
Ending Balance	$780	$296	$4,720	$4,826	$2,481	$1,634	$14,737
December 31, 2014
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$293	$—	$2,733	$2,113	$638	$5	$5,782
Loans Collectively Evaluated for Impairment	491	843	2,554	4,407	2,244	1,218	11,757
Ending Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539
September 30, 2014
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$576	$94	$3,359	$2,526	$471	$12	$7,038
Loans Collectively Evaluated for Impairment	459	895	2,179	5,064	2,342	1,116	12,055
Ending Balance	$1,035	$989	$5,538	$7,590	$2,813	$1,128	$19,093

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
September 30, 2015
Individually Evaluated for Impairment	$813	$468	$24,170	$18,079	$2,702	$161	$46,393
Collectively Evaluated for Impairment	168,775	49,007	467,564	272,705	229,552	241,187	1,428,790
Total	$169,588	$49,475	$491,734	$290,784	$232,254	$241,348	$1,475,183
December 31, 2014
Individually Evaluated for Impairment	$1,040	$401	$32,242	$20,120	$3,074	$216	$57,093
Collectively Evaluated for Impairment	135,885	41,195	477,878	275,849	226,498	216,976	1,374,281
Total	$136,925	$41,596	$510,120	$295,969	$229,572	$217,192	$1,431,374
September 30, 2014
Individually Evaluated for Impairment	$1,489	$835	$37,524	$22,087	$2,796	$271	$65,002
Collectively Evaluated for Impairment	132,267	37,286	464,339	286,208	226,172	203,101	1,349,373
Total	$133,756	$38,121	$501,863	$308,295	$228,968	$203,372	$1,414,375

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

The following table presents loans individually evaluated for impairment by class of loans.

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
September 30, 2015
Commercial, Financial and Agricultural	$813	$286	$527	$81
Real Estate – Construction	468	311	157	—
Real Estate – Commercial Mortgage	24,170	5,727	18,443	2,001
Real Estate – Residential	18,079	2,933	15,146	2,004
Real Estate – Home Equity	2,702	733	1,969	365
Consumer	161	61	100	4
Total	$46,393	$10,051	$36,342	$4,455

December 31, 2014
Commercial, Financial and Agricultural	$1,040	$189	$851	$293
Real Estate – Construction	401	401	—	—
Real Estate – Commercial Mortgage	32,242	11,984	20,258	2,733
Real Estate – Residential	20,120	5,492	14,628	2,113
Real Estate – Home Equity	3,074	758	2,316	638
Consumer	216	3	213	5
Total	$57,093	$18,827	$38,266	$5,782

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$942	$12	$1,433	$15	$1,044	$34	$1,482	$50
Real Estate - Construction	389	—	828	1	395	—	738	4
Real Estate - Commercial Mortgage	26,959	250	39,020	381	29,343	821	42,671	1,298
Real Estate - Residential	18,499	215	22,180	284	19,239	626	21,610	800
Real Estate - Home Equity	2,831	20	2,680	18	2,965	64	2,906	52
Consumer	166	2	293	2	186	6	314	7
Total	$49,786	$499	$66,434	$701	$53,172	$1,551	$69,721	$2,211

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

The following table presents the risk category of loans by segment.

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Criticized Loans
September 30, 2015
Special Mention	$8,121	$36,078	$159	$44,358
Substandard	1,200	59,659	552	61,411
Doubtful	—	—	—	—
Total Criticized Loans	$9,321	$95,737	$711	$105,769

December 31, 2014
Special Mention	$8,059	$51,060	$114	$59,233
Substandard	2,817	79,167	1,153	83,137
Doubtful	—	—	—	—
Total Criticized Loans	$10,876	$130,227	$1,267	$142,370

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

The following table presents loans classified as TDRs.

	September 30, 2015		December 31, 2014
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$876	$—	$838	$266
Real Estate – Construction	—	—	—	—
Real Estate – Commercial Mortgage	18,526	737	26,565	1,591
Real Estate – Residential	14,400	1,682	14,940	2,532
Real Estate – Home Equity	2,000	8	1,856	356
Consumer	159	—	211	—
Total TDRs	$35,961	$2,427	$44,410	$4,745

Loans classified as TDRs during the periods indicated are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015			2015
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	—	$—	$—
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	—	—	—	2	515	515
Real Estate - Residential	1	49	49	6	717	690
Real Estate - Home Equity	1	50	50	1	50	49
Consumer	—	—	—	—	—	—
Total TDRs	2	$99	$99	9	$1,282	$1,254

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014			2014
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	1	$51	$54
Real Estate – Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	1	303	1,125	3	947	1,769
Real Estate – Residential	2	201	182	8	1,308	1,390
Real Estate - Home Equity	5	453	438	8	701	686
Consumer	—	—	—	1	34	33
Total TDRs	8	$957	$1,745	21	$3,041	$3,932

For the three and nine months ended September 30, 2015, there were no defaults for TDR loans that had been modified within the previous 12 months. For the three and nine months ended September 30, 2014, loans modified as TDRs within the previous 12 months that have subsequently defaulted during the periods indicated are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014		2014
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment(1)	Number of Contracts	Post-Modified Recorded Investment(1)
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate – Construction	—	—	—	—
Real Estate - Commercial Mortgage	—	—	—	—
Real Estate – Residential	3	334	4	451
Real Estate - Home Equity	—	—	1	153
Consumer	—	—	—	—
Total TDRs	3	$334	5	$604

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015		2015
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	1	$49	2	$167
Interest rate adjustment	—	—	1	156
Extended amortization and interest rate adjustment	1	50	6	931
Total TDRs	2	$99	9	$1,254

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014		2014
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	2	$158	8	$1,736
Interest rate adjustment	—	—	1	156
Extended amortization and interest rate adjustment	2	231	5	488
Other	4	1,356	7	1,552
Total TDRs	8	$1,745	21	$3,932

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
Beginning Balance	$30,167	$42,579	$35,680	$48,071
Additions	1,242	2,854	4,072	12,121
Valuation Write-downs	(269)	(664)	(1,575)	(2,216)
Sales	(5,921)	(2,693)	(12,684)	(15,900)
Other	—	(350)	(274)	(350)
Ending Balance	$25,219	$41,726	$25,219	$41,726

Net expenses applicable to other real estate owned include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
Gains from the Sale of Properties	$(31)	$(107)	$(686)	$(441)
Losses from the Sale of Properties	591	483	1,249	1,648
Rental Income from Properties	(13)	(81)	(244)	(356)
Property Carrying Costs	486	824	1,836	2,391
Valuation Adjustments	269	664	1,575	2,216
Total	$1,302	$1,783	$3,730	$5,458

As of September 30, 2015, the Company had $2.1 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
Service Cost	$1,715	$1,500	$5,145	$4,500
Interest Cost	1,438	1,400	4,313	4,200
Expected Return on Plan Assets	(1,955)	(1,875)	(5,865)	(5,625)
Prior Service Cost Amortization	77	75	232	225
Net Loss Amortization	891	325	2,673	975
Net Periodic Cost	$2,166	$1,425	$6,498	$4,275

Discount Rate	4.15%	5.00%	4.15%	5.00%
Long-Term Rate of Return on Assets	7.50%	7.50%	7.50%	7.50%

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
Interest Cost	$34	$28	$101	$84
Prior Service Cost Amortization	2	40	5	120
Net Gain Amortization	44	(183)	134	(549)
Net Periodic (Benefit) Cost	$80	$(115)	$240	$(345)

Discount Rate	4.15%	5.00%	4.15%	5.00%

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

	September 30, 2015			December 31, 2014
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$55,147	$303,795	$358,942	$33,633	$278,438	$312,071
Standby Letters of Credit	6,299	—	6,299	8,307	—	8,307
Total	$61,446	$303,795	$365,241	$41,940	$278,438	$320,378

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

In December 2013, a settlement agreement was approved by the court in resolution of the aforementioned Covered Litigation matter. Visa’s share of the settlement is to be paid from the litigation reserve account, which was further funded during the third quarter of 2014 resulting in a payment of $161,000 to the counterparty. Fixed charges included in the liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly fixed payments approximate $63,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

A summary of fair values for assets and liabilities consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2015
ASSETS:
Securities Available for Sale:
U.S. Treasury	$243,989	$—	$—	$243,989
U.S. Government Agency	—	105,076	—	105,076
States and Political Subdivisions	—	84,240	—	84,240
Mortgage-Backed Securities	—	2,071	—	2,071
Equity Securities	—	8,695	—	8,695
LIABILITIES:

December 31, 2014
ASSETS:
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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $11.1 million with a valuation allowance of $0.8 million as of September 30, 2015 and $13.6 million and $2.0 million, respectively, as of December 31, 2014.

Loans Held for Sale. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first nine months of 2015, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

Assets and Liabilities Disclosed at Fair Value

The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities, for which it is practical to estimate fair value and the following is a description of valuation methodologies used for those assets and liabilities.

Cash and Federal Funds Sold/Interest Bearing Deposits. The carrying amount of cash and federal funds sold/interest bearing deposits is used to approximate fair value, given the short time frame to maturity and as such assets do not present unanticipated credit concerns.

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

Deposits. The fair value of Noninterest Bearing Deposits, NOW Accounts, Money Market Accounts and Savings Accounts, are the amounts payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using present value techniques and rates currently offered for deposits of similar remaining maturities.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	September 30, 2015
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$42,917	$42,917	$—	$—
Federal Funds Sold and Interest Bearing Deposits	167,787	167,787	—	—
Investment Securities, Available for Sale	444,071	243,989	200,082	—
Investment Securities, Held to Maturity	193,964	135,427	59,413	—
Loans Held for Sale	10,960	—	10,960	—
Loans, Net of Allowance for Loan Losses	1,460,446	—	—	1,473,849

LIABILITIES:
Deposits	$2,114,983	$—	$2,065,792	$—
Short-Term Borrowings	65,355	—	65,601	—
Subordinated Notes Payable	62,887	—	45,850	—
Long-Term Borrowings	29,042	—	29,794	—

	December 31, 2014
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,467	$55,467	$—	$—
Federal Funds Sold and Interest Bearing Deposits	329,589	329,589	—	—
Investment Securities, Available for Sale	341,548	186,031	155,517	—
Investment Securities, Held to Maturity	163,581	76,317	87,095	—
Loans Held for Sale	10,688	—	10,688
Loans, Net of Allowance for Loan Losses	1,413,835	—	—	1,369,314

LIABILITIES:
Deposits	$2,146,794	$—	$2,146,510	$—
Short-Term Borrowings	49,425	—	48,760	—
Subordinated Notes Payable	62,887	—	62,887	—
Long-Term Borrowings	31,097	—	32,313	—

All non-financial instruments are excluded from the above table.  The disclosures also do not include goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts allocated to other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities held for sale are included in net gain (loss) on securities transactions in the accompanying consolidated statements of comprehensive income. For the periods presented, reclassifications adjustments related to securities held for sale was not material.

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended September 30, 2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$533	$(206)	$327
Amortization of losses on securities transferred from available for sale to held to maturity	21	(8)	13
Total Other Comprehensive Income	$554	$(214)	$340

Nine Months Ended September 30, 2015
Investment Securities:
Change in net unrealized gain/ loss on securities available for sale	$1,562	$(602)	$960
Amortization of losses on securities transferred from available for sale to held to maturity	56	(22)	34
Total Other Comprehensive Income	$1,618	$(624)	$994

(Dollars in Thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended September 30, 2014
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(173)	$61	$(112)
Amortization of losses on securities transferred from available for sale to held to maturity	17	(7)	10
Total Other Comprehensive Loss	$(156)	$54	$(102)

Nine Months Ended September 30, 2014
Investment Securities:
Change in net unrealized gain/ loss on securities available for sale	$78	$(36)	$42
Amortization of losses on securities transferred from available for sale to held to maturity	53	(20)	33
Total Other Comprehensive Income	$131	$(56)	$75

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2015	$59	$(21,568)	$(21,509)
Other comprehensive income during the period	994	—	994
Balance as of September 30, 2015	$1,053	$(21,568)	$(20,515)

Balance as of January 1, 2014	$(132)	$(8,408)	$(8,540)
Other comprehensive income during the period	75	—	75
Balance as of September 30, 2014	$(57)	$(8,408)	$(8,465)

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

ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.” ASU 2015-14 updates the effective date of ASU 2014-09 for all entities by one year. This makes ASU 2014-09 effective for the company on January 1, 2018. The Company does not believe this pronouncement will have a significant impact on its financial statements.

ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowing on the line-of-credit arrangement. The Company does not believe this pronouncement will have a significant impact on its financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2015 compares with prior periods. Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015			2014				2013
(Dollars in Thousands, Except Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$19,877	$19,833	$19,346	$19,871	$19,766	$19,348	$19,236	$20,076
Interest Expense	811	849	839	852	868	910	950	1,080
Net Interest Income	19,066	18,984	18,507	19,019	18,898	18,438	18,286	18,996
Provision for Loan Losses	413	375	293	623	424	499	359	397
Net Interest Income After Provision for Loan Losses	18,653	18,609	18,214	18,396	18,474	17,939	17,927	18,599
Noninterest Income	13,228	14,794	12,848	13,053	13,351	13,347	12,785	13,825
Noninterest Expense	29,164	28,439	29,390	28,309	28,607	29,076	28,366	29,647
Income Before Income Taxes	2,717	4,964	1,672	3,140	3,218	2,210	2,346	2,777
Income Tax Expense (Benefit)	1,034	1,119	686	1,219	1,103	737	(1,405)	5
Net Income	1,683	3,845	986	1,921	2,115	1,473	3,751	2,772
Net Interest Income (FTE)	$19,253	$19,119	$18,611	$19,124	$19,020	$18,567	$18,424	$19,141

Per Common Share:
Net Income Basic	$0.10	$0.22	$0.06	$0.11	$0.12	$0.08	$0.22	$0.16
Net Income Diluted	0.09	0.22	0.06	0.11	0.12	0.08	0.22	0.16
Dividends Declared	0.03	0.03	0.03	0.03	0.02	0.02	0.02	0.00
Diluted Book Value	15.91	15.80	15.59	15.53	16.18	16.08	16.02	15.85
Market Price:
High	15.75	16.32	16.33	16.00	14.98	14.71	14.59	12.69
Low	14.39	13.94	13.16	13.00	13.26	12.60	11.56	11.33
Close	14.92	15.27	16.25	15.54	13.54	14.53	13.28	11.77

Selected Average Balances:
Loans, Net	$1,483,657	$1,473,954	$1,448,617	$1,426,756	$1,421,327	$1,411,988	$1,395,506	$1,414,909
Earning Assets	2,310,823	2,328,012	2,306,485	2,212,781	2,209,429	2,260,885	2,268,320	2,206,286
Total Assets	2,639,692	2,670,701	2,648,551	2,549,736	2,530,571	2,578,993	2,598,307	2,553,653
Deposits	2,137,433	2,178,399	2,163,376	2,077,365	2,062,881	2,109,563	2,124,960	2,050,870
Shareowners’ Equity	274,956	274,421	275,304	286,029	284,130	282,346	279,729	253,999
Common Equivalent Average Shares:
Basic	17,150	17,296	17,508	17,433	17,440	17,427	17,399	17,341
Diluted	17,229	17,358	17,555	17,530	17,519	17,488	17,439	17,423

Performance Ratios:
Return on Average Assets	0.25%	0.58%	0.15%	0.30%	0.33%	0.23%	0.59%	0.43%
Return on Average Equity	2.43	5.62	1.45	2.66	2.95	2.09	5.44	4.33
Net Interest Margin (FTE)	3.31	3.29	3.27	3.43	3.42	3.29	3.29	3.45
Noninterest Income as % of Operating Revenue	40.96	43.80	40.98	40.70	41.40	41.99	41.15	42.12
Efficiency Ratio	89.79	83.85	93.42	87.98	88.37	91.11	90.89	89.93

Asset Quality:
Allowance for Loan Losses	$14,737	$15,236	$16,090	17,539	$19,093	$20,543	$22,110	$23,095
Allowance for Loan Losses to Loans	0.99%	1.03%	1.10%	1.22%	1.34%	1.45%	1.57%	1.65%
Nonperforming Assets (“NPAs”)	38,357	45,487	50,625	52,449	65,208	68,249	78,594	85,035
NPAs to Total Assets	1.47	1.71	1.88	2.00	2.61	2.66	2.98	3.26
NPAs to Loans + OREO	2.54	3.00	3.38	3.55	4.45	4.67	5.42	5.87
Allowance to Non-Performing Loans	112.17	99.46	95.83	104.60	81.31	80.03	63.98	62.48
Net Charge-Offs to Average Loans	0.24	0.33	0.49	0.61	0.52	0.59	0.39	0.65

Capital Ratios:
Tier 1 Capital Ratio	16.36%	15.83%	16.16%	16.67%	16.88%	16.85%	16.85%	16.56%
Total Risk-Based Capital Ratio	17.24	16.72	17.11	17.76	18.08	18.10	18.10	17.94
Common Equity Tier 1(1)	12.76	12.34	12.57	NA	NA	NA	NA	NA
Tangible Capital Ratio	7.46	7.29	7.26	7.38	8.22	7.93	7.66	7.58
Leverage Ratio	10.71	10.53	10.73	10.99	10.97	10.70	10.47	10.46

(1)	Not applicable prior to January 1, 2015.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

  Net income of $1.7 million, or $0.09 per diluted share, for the third quarter of 2015 compared to net income of $3.8 million, or $0.22 per diluted share, in the second quarter of 2015, and net income of $2.1 million, or $0.12 per diluted share for the third quarter of 2014. For the nine month period ended September 30, 2015, we realized net income of $6.5 million, or $0.37 per diluted share, compared to net income of $7.3 million, or $0.42 per diluted share, for the comparable period of 2014. Earnings for the second quarter of 2015 were favorably impacted by bank owned life insurance (“BOLI”) proceeds of $1.7 million, or $0.10 per share. For the nine month period ended September 30, 2014, earnings were favorably impacted by a tax benefit of $2.2 million, or $0.13 per share, related to an adjustment to our reserve for uncertain tax positions.
  Tax equivalent net interest income for the third quarter of 2015 was $19.3 million compared to $19.1 million for the second quarter of 2015 and $19.0 million for the third quarter of 2014. For the first nine months of 2015, tax equivalent net interest income totaled $57.0 million compared to $56.0 million in 2014. The increase over the second quarter of 2015 was driven by one additional calendar day and a positive shift in earning asset mix due to growth in the loan and investment portfolios. Compared to both prior year periods, the increase reflects a favorable shift in earning asset mix due to growth in the loan and investment portfolios as well as a slight reduction in interest expense.
  Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $1.7 million, $1.3 million, and $2.2 million for the quarters ended September 30, 2015, June 30, 2015, and September 30, 2014, respectively. Total credit costs for the nine month period of 2015 were $4.8 million compared to $6.7 million for the same period of 2014. The increase compared to the second quarter of 2015 was due to a net loss from the sale of OREO properties versus a net gain in the second quarter of 2015. Compared to the prior year periods, lower carrying costs and valuation adjustments drove the decrease reflective of lower OREO balances and improvement in property values.
  Noninterest income for the third quarter of 2015 totaled $13.2 million, a decrease of $1.6 million, or 10.6%, compared to the second quarter of 2015, and a decrease of $0.1 million, or 0.9%, from the third quarter of 2014. The decrease from the second quarter of 2015 was primarily due to the aforementioned BOLI proceeds of $1.7 million, partially offset by higher mortgage banking fees. Compared to the third quarter of 2014, the decrease was driven by lower deposit fees and wealth management fees, partially offset by an increase in mortgage banking fees. For the first nine months of 2015, noninterest income totaled $40.9 million, a $1.4 million, or 3.5%, increase over the same period of 2014 attributable to higher other income (BOLI proceeds) and mortgage banking fees, partially offset by lower deposit fees.
  Noninterest expense for the third quarter of 2015 totaled $27.9 million, an increase of $0.4 million, or 1.3%, over the second quarter of 2015 and $1.0 million, or 3.9%, over the third quarter of 2014. Compared to the second quarter of 2015, the increase primarily reflects higher OREO expense and compensation expense reflecting a true-up of pension expense in the third quarter. Compared to the third quarter of 2014, the increase was primarily driven by higher compensation expense (primarily pension) and was partially offset by a reduction in OREO expense. For the first nine months of 2015, noninterest expense totaled $83.3 million, an increase of $2.7 million, or 3.3%, from the same period of 2014 primarily attributable to higher compensation expense (primarily pension), partially offset by declines in OREO expense, legal fees and occupancy expenses.

Financial Condition

  Average earning assets were $2.311 billion for the third quarter of 2015, a decrease of $17.2 million, or 0.7%, from the second quarter of 2015 and an increase of $98.0 million, or 4.4%, over the fourth quarter of 2014.  The change in earning assets from the second quarter of 2015 reflects a lower level of funds sold (deposits with banks plus federal funds sold) attributable to a seasonal reduction in public fund deposits. The increase compared to the fourth quarter of 2014 reflects a higher level of investments and loans, which was funded through a reduction in funds sold.
  Average gross loans increased by $9.7 million, or 0.7%, over the second quarter of 2015 and have grown by $56.9 million, or 4.0%, when compared to the fourth quarter of 2014. Loan growth in 2015 has been broad-based, including commercial, tax-free, construction, home equity, and continued growth in auto finance.
  Nonperforming assets totaled $38.4 million at the end of the third quarter of 2015, a decrease of $7.1 million from the second quarter of 2015 and $14.1 million from the fourth quarter of 2014. Nonperforming assets represented 1.47% of total assets at September 30, 2015 compared to 1.71% at June 30, 2015 and 2.00% at December 31, 2014.
  As of September 30, 2015, we were well-capitalized with a risk based capital ratio of 17.24% and a tangible common equity ratio of 7.46% compared to 16.72% and 7.29%, respectively, at June 30, 2015 and 17.76% and 7.38%, respectively, at December 31, 2014. All of our regulatory capital ratios significantly exceed the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2015, we realized net income of $1.7 million, or $0.09 per diluted share, compared to net income of $3.8 million, or $0.22 per diluted share for the second quarter of 2015, and $2.1 million, or $0.12 per diluted share, for the third quarter of 2014. For the first nine months of 2015, we realized net income of $6.5 million, or $0.37 per diluted share, compared to net income of $7.3 million, or $0.42 per diluted share for the same period of 2014.

Compared to the second quarter of 2015, performance reflects lower noninterest income of $1.6 million and higher noninterest expense of $0.7 million, partially offset by higher net interest income of $0.1 million and lower income tax expense of $0.1 million.

Compared to the third quarter of 2014, the decrease in earnings was due to higher noninterest expense of $0.6 million and lower net interest income of $0.1 million, partially offset by higher net interest income of $0.2 million and lower income tax expense of $0.1 million.

The decrease in earnings for the first nine months of 2015 versus the comparable period of 2014 was attributable to higher income tax expense of $2.4 million and higher noninterest expense of $0.9 million, partially offset by higher net interest income of $1.0 million, noninterest income of $1.3 million and a $0.2 million reduction in the loan loss provision.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2015	June 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014
Interest Income	$19,877	$19,833	$19,766	$59,056	$58,350
Taxable Equivalent Adjustments	187	135	122	426	389
Total Interest Income (FTE)	20,064	19,968	19,888	59,482	58,739
Interest Expense	811	849	868	2,499	2,728
Net Interest Income (FTE)	19,253	19,119	19,020	56,983	56,011
Provision for Loan Losses	413	375	424	1,081	1,282
Taxable Equivalent Adjustments	187	135	122	426	389
Net Interest Income After provision for Loan Losses	18,653	18,609	18,474	55,476	54,340
Noninterest Income	13,228	14,794	13,351	40,870	39,483
Noninterest Expense	29,164	28,439	28,607	86,993	86,049
Income Before Income Taxes	2,717	4,964	3,218	9,353	7,774
Income Tax Expense	1,034	1,119	1,103	2,839	435
Net Income	$1,683	$3,845	$2,115	$6,514	$7,339

Basic Net Income Per Share	$0.10	$0.22	$0.12	$0.38	$0.42
Diluted Net Income Per Share	$0.09	$0.22	$0.12	$0.37	$0.42

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 40.

Tax equivalent net interest income for the third quarter of 2015 was $19.3 million compared to $19.1 million for the second quarter of 2015 and $19.0 million for the third quarter of 2014.  For the nine months ended September 30, 2015, tax equivalent net interest income totaled $57.0 million compared to $56.0 million for the same period of 2014. The increase in tax equivalent net interest income compared to the second quarter 2015 reflects one additional calendar day and a positive shift in earning asset mix due to growth in the investment and loan portfolios, partially offset by a decline in yields. The increase in tax equivalent net interest income compared to the prior year-to-date and third quarter of 2014 reflects a positive shift in earning asset mix, partially offset by a decline in yields.

Pressure on net interest income continues primarily as a result of the low rate environment.  Despite favorable volume variances in both the loan and investment portfolios, the low rate environment continues to negatively impact the loan yields and, going forward, will likely have minimal to no impact on our cost of funds. Increased competition in all markets has also unfavorably impacted the pricing for loans.

The net interest margin for the third quarter of 2015 was 3.31%, an increase of two basis points over the second quarter of 2015, and a decrease of 11 basis points from the third quarter of 2014. The increase in the margin compared to the second quarter of 2015 was attributable to growth in our investment portfolio and a reduction in foregone interest. The decrease in margin compared to the third quarter of 2014 is primarily driven by a higher level of earning assets relative to the increase in interest income.

Historically low interest rates (essentially setting a floor on deposit repricing), foregone interest, unfavorable asset repricing without the flexibility to significantly adjust deposit rates and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed downward pressure on our net interest margin.  Our current strategy, which is consistent with our historical strategy, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has historically produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2015 was $0.4 million comparable to both the second quarter of 2015 and the third quarter of 2014. For the first nine months of 2015, the loan loss provision totaled $1.1 million compared to $1.3 million for the same period of 2014. The lower provision reflects continued favorable problem loan migration and improvement in key credit metrics partially offset by growth in the loan portfolio. Net charge-offs for the third quarter of 2015 totaled $0.9 million, or 0.24% (annualized), of average loans compared to $1.2 million, or 0.33% (annualized), for the second quarter of 2015 and $1.9 million, or 0.52% (annualized), for the third quarter of 2014. For the first nine months of 2015, net charge-offs totaled $3.9 million, or 0.35% (annualized), of average loans compared to $5.3 million, or 0.50%, for the same period of 2014.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2015	June 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014
CHARGE-OFFS
Commercial, Financial and Agricultural	$365	$239	$86	$894	$183
Real Estate - Construction	—	—	—	—	—
Real Estate - Commercial Mortgage	(26)	285	1,208	1,163	2,831
Real Estate - Residential	476	484	212	1,265	1,638
Real Estate - Home Equity	370	454	621	1,006	1,399
Consumer	318	351	386	1,245	1,212
Total Charge-offs	1,503	1,813	2,513	5,573	7,263

RECOVERIES
Commercial, Financial and Agricultural	45	82	28	182	148
Real Estate - Construction	—	—	2	—	7
Real Estate - Commercial Mortgage	86	54	213	170	392
Real Estate - Residential	193	200	93	441	540
Real Estate - Home Equity	42	33	37	99	113
Consumer	225	215	266	798	779
Total Recoveries	591	584	639	1,690	1,979

Net Charge-offs	$912	$1,229	$1,874	$3,883	$5,284

Net Charge-offs (Annualized) as a percent	0.24%	0.33%	0.52%	0.35%	0.50%
of Average Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the third quarter of 2015 totaled $13.2 million, a decrease of $1.6 million, or 10.6%, from the second quarter of 2015 and a decrease of $0.1 million, or 0.9%, from the third quarter of 2014. The decrease from the second quarter of 2015 reflects BOLI proceeds of $1.7 million that are reflected in other income for the second quarter. Mortgage banking fees increased $0.1 million over the second quarter of 2015. The decrease from the third quarter of 2014 was attributable to lower deposit fees of $0.5 million and wealth management fees of $0.2 million, partially offset by higher mortgage banking fees of $0.4 million and bank card fees of $0.1 million. For the first nine months of 2015, noninterest income totaled $40.9 million, a $1.4 million, or 3.5%, increase from the same period of 2014 reflective of higher other income of $1.6 million (BOLI proceeds) and mortgage banking fees of $1.2 million, partially offset by lower deposit fees of $1.3 million.

Noninterest income represented 41.0% of operating revenues (net interest income plus noninterest income) in the third quarter of 2015 compared to 43.8% in the second quarter of 2015 and 41.4% in the third quarter of 2014. For the first nine months of 2015, noninterest income represented 42.0% of operating revenues compared to 41.5% for the same period of 2014.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2015	June 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014
Deposit Fees	$5,721	$5,682	$6,211	$16,944	$18,293
Bank Card Fees	2,826	2,844	2,707	8,412	8,234
Wealth Management Fees	1,818	1,776	2,050	5,640	5,820
Mortgage Banking Fees	1,306	1,203	911	3,496	2,274
Data Processing Fees	400	364	336	1,137	1,265
Other	1,157	2,925	1,136	5,241	3,597

Total Noninterest Income	$13,228	$14,794	$13,351	$40,870	$39,483

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees for the third quarter of 2015 totaled $5.7 million, comparable to the second quarter of 2015 and a decrease of $0.5 million, or 7.9%, from the third quarter of 2014. For the first nine months of 2015, deposit fees totaled $16.9 million, a decrease of $1.3 million, or 7.4%, from the comparable period of 2014. Compared to the second quarter of 2015, higher overdraft fees were offset by higher losses on charged off checking accounts. The decreases from the three and nine-month periods of 2014 were attributable to a lower level of overdraft/insufficient funds fees generally reflective of improved financial management by our clients.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) totaled $2.8 million for the third quarter of 2015, comparable to the second quarter of 2015, and a $0.1 million, or 4.4%, increase over the third quarter of 2014. For the first nine months of 2015, bank card fees totaled $8.4 million, which represented an increase of $0.2 million, or 2.2%, over the same period of 2014. Higher card spend by our clients drove the increase over the three and nine-month periods of 2014.

Wealth Management Fees. Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $1.8 million for the third quarter of 2015, comparable to the second quarter of 2015 and a decrease of $0.2 million, or 11.3%, from the third quarter of 2014. For the first nine months of 2015, wealth management fees totaled $5.6 million, a decrease of $0.2 million, or 3.1%, from the same period of 2014. The decreases from both the three and nine-month periods of 2014 were due to lower retail brokerage fees reflective of a reduction in assets under management. At September 30, 2015, total assets under management were approximately $1.182 billion compared to $1.278 billion at December 31, 2014 and $1.254 billion at September 30, 2014.

Mortgage Banking Fees. Mortgage banking fees totaled $1.3 million for the third quarter of 2015, an increase of $0.1 million, or 8.6%, over the second quarter of 2015 and $0.04 million, or 43.4%, over the third quarter of 2014. For the first nine months of 2015, fees totaled $3.5 million, an increase of $1.2 million, or 53.7%, over the same period of 2014. The increase compared to all prior periods was due to higher new loan production reflective of increased home purchase activity and a higher margin on sold loans.

Data Processing Fees. Data processing fees increased by $36,000, or 9.9%, over the second quarter of 2015 and $64,000, or 19.0%, over the third quarter of 2014. For the first nine months of 2015, fees declined by $128,000, or 10.1%, compared to same period of 2014. The increase over the second quarter of 2015 and third quarter of 2014 was attributable to a one-time de-conversion fee for a client that discontinued processing in the third quarter of 2015. The decrease compared to the nine month period of 2014 was attributable to lower fees from a government processing contract that was discontinued in mid-2014.

Other. Other income totaled $1.2 million for the third quarter of 2015, a decrease of $1.8 million, or 60.4%, from the second quarter of 2015 and comparable to the third quarter of 2014. For the first nine months of 2015, other income increased $1.7 million, or 45.7%, compared to the same period of 2014. The decrease from the second quarter of 2015 and nine month period of 2014 was due to $1.7 million in tax-free BOLI proceeds received during the second quarter of 2015.

Noninterest Expense

Noninterest expense for the third quarter of 2015 totaled $29.2 million, an increase of $0.7 million, or 2.5%, over the second quarter of 2015 reflective of higher OREO expense of $0.4, compensation expense of $0.2 million, and occupancy expense of $0.2 million, partially offset by a decrease in other expense (excluding OREO) of $0.1 million. Compared to the third quarter of 2014, noninterest expense increased by $0.6 million, or 1.9%, attributable to higher compensation expense of $1.3 million, partially offset by lower OREO expense of $0.5 million, other expense (excluding OREO expenses) of $0.1 million, and occupancy expense of $0.1 million. For the first nine months of 2015, noninterest expense totaled $87.0 million, an increase of $0.9 million, or 1.1%, over the same period of 2014 attributable to higher compensation expense of $3.2 million, partially offset by lower OREO expense of $1.7 million, other expense (excluding OREO expenses) of $0.3 million, and occupancy expense of $0.3 million. Expense management is an important part of our culture and strategic focus and we continue to make progress on reducing core operating costs and removing problem asset resolution costs from our system. During 2015, we increased our intensity in evaluating opportunities to optimize our delivery infrastructure, including banking office operations and on-line platforms, and other process improvement initiatives.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2015	June 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014
Salaries	$11,808	$12,435	$12,104	$36,758	$36,590
Associate Benefits	4,845	3,969	3,274	12,823	9,775
Total Compensation	16,653	16,404	15,378	49,581	46,365

Premises	2,298	2,181	2,525	6,755	6,767
Equipment	2,148	2,077	2,050	6,345	6,611
Total Occupancy	4,446	4,258	4,575	13,100	13,378

Legal Fees	599	691	766	1,994	2,584
Professional Fees	849	1,022	847	2,916	2,876
Processing Services	1,695	1,642	1,512	5,116	4,467
Advertising	342	305	478	987	1,167
Travel and Entertainment	237	227	228	674	670
Printing and Supplies	223	184	216	612	712
Telephone	471	479	474	1,485	1,421
Postage	238	235	274	754	886
Insurance – Other	677	702	738	2,084	2,200
Other Real Estate	1,302	931	1,783	3,730	5,458
Miscellaneous	1,432	1,359	1,338	3,960	3,865
Total Other	8,065	7,777	8,654	24,312	26,306

Total Noninterest Expense	$29,164	$28,439	$28,607	$86,993	$86,049

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $16.7 million for the third quarter of 2015, an increase of $0.2 million, or 1.5%, over the second quarter of 2015. Compared to the third quarter of 2014, total compensation expense increased $1.3 million, or 8.3%. The increase over both periods is primarily due to a higher level of required 2015 pension expense upon finalization of actuarial work, partially offset by lower salary expense, primarily reflecting higher deferred loan cost which is recorded as an offset to salary expense. For the first nine months of 2015, compensation expense totaled $49.6 million, an increase of $3.2 million, or 6.9%, from the same period of 2014 driven by a $3.0 million increase in associate benefit expense and higher salary expense of $0.2 million. The increase in associate benefit expense reflects the aforementioned increase in pension costs and the increase in salary expense was attributable to higher commissions expense and base salary expense (annual merit raises) partially offset by higher deferred loan cost.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.4 million for the third quarter of 2015, an increase of $0.2 million, or 4.4%, over the second quarter of 2015 driven by higher utility expense reflective of a seasonal increase in usage as well as an increase in equipment related costs. Compared to the third quarter of 2014, occupancy expense decreased $0.1 million, or 2.8%, attributable to lower premises expense, primarily non-routine building maintenance costs incurred in the third quarter of 2014. For the first nine months of 2015, occupancy expense totaled $13.1 million, a $0.3 million, or 2.1%, decrease from the same period of 2014 driven by lower equipment maintenance costs and software related expenses.

Other. Other noninterest expense increased $0.3 million, or 3.7%, over the second quarter of 2015 and decreased $0.6 million, or 6.8%, from the third quarter of 2014. The increase compared to the second quarter of 2015 was driven by higher OREO expense of $0.4 million, partially offset by lower professional fees of $0.1 million. The increase in OREO expense was attributable to a higher level of net losses from the sale of properties, primarily due to gains on sale which were substantially higher in the second quarter of 2015. Lower consulting and audit fees drove the reduction in professional fees. Compared to the third quarter of 2014, the decrease was attributable to lower OREO expense of $0.5 million, legal fees of $0.2 million and advertising expense of $0.1 million, partially offset by higher processing services of $0.2 million. The decrease in OREO expense was attributable to lower carrying costs and property valuation adjustments. Strong sales have reduced the number of properties in our ORE portfolio thus reducing the cost to manage and maintain properties. The reduction in valuations adjustments reflects improving property values. Lower legal support needed for problem loan resolutions drove the reduction in legal fees. The decrease in advertising generally reflects a reduction in media advertising activity. Processing services increased due to the implementation of our new online/mobile banking platform in early 2015. For the first nine months of 2015, other expense declined $2.0 million, or 7.6%, from the same period of 2014, reflective of lower OREO expense of $1.7 million, legal fees of $0.6 million, advertising of $0.2 million, and postage of $0.1 million, partially offset by higher processing fees of $0.6 million. The year-to-date variances are attributable to the same factors as noted above for the third quarter. Additionally, postage declined due to the continued migration of clients to paperless statements as well as internal efforts to reduce paper costs.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 89.79% for the third quarter of 2015 compared to 83.85% for the second quarter of 2015 and 88.37% for the third quarter of 2014. For the first nine months of 2015, this ratio was 88.90% compared to 90.11% for the comparable period of 2014. The aforementioned receipt of BOLI proceeds in the second quarter of 2015 was the primary reason for the change in this ratio for the three and nine-month period of 2015.

Income Taxes

We realized income tax expense of $1.0 million (38% effective rate) for the third quarter of 2015 compared to $1.1 million (23% effective rate) for the second quarter of 2015 and $1.1 million (34% effective rate) for the third quarter of 2014. Income tax expense for the third quarter of 2015 includes a $0.2 million valuation reserve for state tax credits that we expect to expire unused. For the first nine months of 2015, income tax expense totaled $2.8 million. The proceeds from the aforementioned discrete BOLI transaction realized in the second quarter of 2015 were tax-exempt, therefore income tax expense for the three and nine-months of 2015 was favorably impacted. Income taxes for the nine months of 2014 were favorably impacted by a $2.2 million state tax benefit that was recognized in the first quarter of 2014 and was attributable to an adjustment in our reserve for uncertain tax positions associated with prior year matters. Absent future discrete events, we anticipate our effective income tax rate will normalize within a range of 34%-35%.

FINANCIAL CONDITION

Average assets totaled approximately $2.640 billion for the third quarter of 2015, a decrease of $31.0 million, or 1.2%, from the second quarter of 2015, and an increase of $90.0 million, or 3.5%, over the fourth quarter of 2014. Average earning assets totaled approximately $2.311 billion for the third quarter of 2015, a decrease of $17.2 million, or 0.7%, from the second quarter of 2015, and an increase of $98.0 million, or 4.4%, over the fourth quarter of 2014. The change in earning assets from the second quarter 2015 reflects a reduction in funds sold (driven by lower levels of public fund deposits), partially offset by higher investment and loan balances. The increase compared to the fourth quarter of 2014 reflects a higher level of investments and loans, which was funded through growth in deposits.

Investment Securities

In the third quarter of 2015, our average investment portfolio increased $19.3 million, or 3.1%, over the second quarter of 2015 and increased $138.8 million, or 27.9%, over the fourth quarter of 2014. As a percentage of average earning assets, the investment portfolio represented 27.5% in the third quarter of 2015, compared to 26.5% in the second quarter of 2015 and 22.5% in the fourth quarter of 2014. The increase in the average balance of the investment portfolio compared to the second quarter of 2015 was primarily attributable to an increase in high quality municipal bonds. The increase compared to the fourth quarter of 2014 was primarily attributable to an increase in U.S. Treasury purchases. For the remainder of 2015, we anticipate reinvesting a majority of the cash flow from the investment portfolio back into securities. We will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and the Bank’s overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). During the third quarter of 2015, securities were purchased under both the AFS and HTM designations. As of September 30, 2015, $435.4 million, or 69.1%, of the investment portfolio was classified as AFS, with the remaining $194.8 million classified as HTM.

At acquisition, the classification of the security will be determined based on how the purchase will affect our asset/liability strategy and future business plans and opportunities. Such decisions will be weighed against multiple factors, including regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs. Securities in the AFS portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity. Securities that are HTM are acquired or owned with the intent of holding them to maturity. HTM investments are measured at amortized cost. It is neither management’s current intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

As of September 30, 2015, the investment portfolio had a net pre-tax unrealized gain in the AFS portfolio of $2.1 million compared to an unrealized gain of $1.6 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, there were 108 positions (combined AFS and HTM) with unrealized losses totaling $0.2 million. Of the 108 positions, 69 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 69 positions, there were 22 GNMA positions and 22 SBA positions in an unrealized loss position for longer than 12 months, and have unrealized losses of $49,000 and $65,000, respectively. There were 38 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. Two of these positions were in an unrealized loss position for longer than 12 months, and had unrealized loss of $1,000. The remaining security was a government agency bond, which has been in an unrealized loss position for less than 12 months, and has an immaterial unrealized loss. All positions with unrealized losses are not considered impaired, and are expected to mature at par.

The average maturity of the total portfolio as of September 30, 2015 was 1.97 years compared to 2.09 years and 2.17 years as of June 30, 2015 and December 31, 2014, respectively. The average life of the total portfolio in the third quarter of 2015 was shorter compared to both prior periods mainly attributable to the natural aging of the existing portfolio, partially offset by new investments primarily with 2-4 year average maturities.

Loans

Average loans increased $9.7 million, or 0.7%, when compared to the second quarter of 2015, and have grown $56.9 million, or 4.0% compared to the fourth quarter of 2014. Early on the growth in loans was driven primarily by auto loans, whereas in recent quarters the growth has been broader based, including commercial, tax-free, construction, home equity as well as consumer (auto finance).

The resolution of problem loans, which includes loan charge-offs and loans transferred to OREO, totaled $2.7 million for the third quarter of 2015, compared to $2.9 million in the second quarter of 2015, and $5.9 million in the fourth quarter of 2014. The problem loan resolutions are based on “as of” balances, not averages.

Without compromising our credit standards or taking on inordinate interest rate risk, we continue to make minor modifications on some of our lending programs to try to mitigate the significant impact that consumer and business deleveraging is having on our portfolio. These programs, coupled with economic improvements in our anchor markets, have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $38.4 million at the end of the third quarter of 2015, a decrease of $7.1 million from the second quarter of 2015 and $14.1 million from the fourth quarter of 2014. Nonaccrual loans totaled $13.1 million at the end of the third quarter of 2015, a decrease of $2.2 million from the second quarter of 2015 and $3.6 million from the fourth quarter of 2014. Nonaccrual loan additions totaled $1.9 million in the third quarter of 2015 and $12.1 million for the first nine months of 2014, which compares to $16.7 million for the same period of 2014. The balance of OREO totaled $25.2 million at the end of the third quarter of 2015, a decrease of $4.9 million and $10.5 million, respectively, from the second quarter of 2015 and fourth quarter of 2014. For the third quarter of 2015, we added properties totaling $1.2 million, sold properties totaling $5.9 million and recorded valuation adjustments totaling $0.2 million. For the first nine months of 2015, we have added properties totaling $4.1 million, sold properties totaling $12.7 million, recorded valuation adjustments totaling $1.6 million, and realized miscellaneous adjustments of $0.3 million. Nonperforming assets represented 1.47% of total assets at September 30, 2015 compared to 1.71% at June 30, 2015 and 2.00% at December 31, 2014.

(Dollars in Thousands)	September 30, 2015	June 30, 2015	December 31, 2014
Nonaccruing Loans:
Commercial, Financial and Agricultural	$60	$420	$507
Real Estate - Construction	491	333	424
Real Estate - Commercial Mortgage	5,844	6,395	5,806
Real Estate - Residential	4,973	5,978	6,737
Real Estate - Home Equity	1,679	2,095	2,544
Consumer	91	99	751
Total Nonperforming Loans (“NPLs”)(1)	$13,138	$15,320	$16,769
Other Real Estate Owned	25,219	30,167	35,680
Total Nonperforming Assets (“NPAs”)	$38,357	$45,487	$52,449
Past Due Loans 30 – 89 Days	$4,335	$5,858	$6,792
Past Due Loans 90 Days or More (accruing)	—	—	—
Performing Troubled Debt Restructurings	$35,961	$41,632	$44,410
Nonperforming Loans/Loans	0.88%	1.03%	1.16%
Nonperforming Assets/Total Assets	1.47	1.71	2.00
Nonperforming Assets/Loans Plus OREO	2.54	3.00	3.55
Allowance/Nonperforming Loans	112.17%	99.46%	104.60%

(1)	Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
NPA Beginning Balance:	$45,487	$68,249	$52.449	$85,035
Change in Nonaccrual Loans:
Beginning Balance	15,320	25,670	16,769	36,964
Additions	1,882	4,814	12,146	16,667
Charge-Offs	(919)	(2,317)	(3,872)	(6,624)
Transferred to OREO	(1,242)	(2,822)	(2,947)	(11,139)
Paid Off/Payments	(563)	(672)	(4,176)	(5,721)
Restored to Accrual	(1,340)	(1,191)	(4,782)	(6,665)
Ending Balance	13,138	23,482	13,138	23,482

Change in OREO:
Beginning Balance	30,167	42,579	35,680	48,071
Additions	1,242	2,854	4,072	12,121
Valuation Write-downs	(269)	(664)	(1,575)	(2,216)
Sales	(5,921)	(2,693)	(12,684)	(15,900)
Other	—	(350)	(274)	(350)
Ending Balance	25,219	41,726	25,219	41,726

NPA Net Change	(7,130)	(3,041)	(14,092)	(19,827)
NPA Ending Balance	$38,357	$65,208	$38,357	$65,208

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
TDR Beginning Balance:	$44,989	$55,872	$49,154	$58,543
Additions	99	1,745	1,254	3,932
Charge-Offs	(289)	(869)	(1,572)	(1,687)
Paid Off/Payments	(1,707)	(1,218)	(4,027)	(3,243)
Removal Due to Change in TDR Status	(4,704)	(50)	(4,906)	(73)
Transfer to OREO	—	(2,117)	(1,515)	(4,109)
TDR Ending Balance	$38,388	$53,363	$38,388	$53,363

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

The allowance for loan losses was $14.7 million as of September 30, 2015 compared to $15.2 million as of June 30, 2015 and $19.1 million as of December 31, 2014. The allowance for loan losses was 0.99% of outstanding loans and provided coverage of 112% of nonperforming loans as of September 30, 2015 compared to 1.03% and 99%, respectively, as of June 30, 2015 and 1.22% and 105%, respectively, as of December 31, 2014. The reduction in the allowance from both prior periods was attributable to a lower level of both general reserves and impaired loan reserves. The decrease in general reserves reflects slower problem loan migration, lower loan loss experience, and continued improvement in credit metrics, partially offset by reserves for growth in the loan portfolio. The decrease in impaired loan reserves was driven by a lower level of impaired loans reflecting reduced inflow and successful resolutions as well as lower loss content. It is management’s opinion that the allowance as of September 30, 2015 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.137 billion for the third quarter of 2015, a decrease of $41.0 million, or 1.9%, from the second quarter of 2015, and an increase of $60.1 million, or 2.9%, over the fourth quarter of 2014. The decrease in deposits when compared to the second quarter of 2015 primarily reflects a lower level of public fund deposits, and to a lesser degree, certificates of deposit. The higher level of deposits when compared to the fourth quarter of 2014 is primarily attributable to increased balances of noninterest bearing, public fund NOW, and savings accounts, partially offset by a decline in money market accounts and certificates of deposit. The seasonal inflows of public funds began in the fourth quarter of 2014, peaked in the second quarter of 2015, and are expected to decline into the fourth quarter of 2015.

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

We prepare a current base case and alternative simulations, at least once per quarter, and report the analysis to ALCO. These simulations include ramps, parallel shifts, and a flattening or steepening of the yield curve. In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by plus or minus 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determined are impractical in a current rate environment. This analysis is reported to the Board of Directors. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
September 30, 2015	4.2%	2.2%	0.7%	0.4%	-3.4%
June 30, 2015	2.4%	0.7%	-0.3%	-0.2%	-3.7%

The Net Interest Income at Risk position was more favorable for all rate scenarios at the end of the third quarter of 2015 when compared to the prior quarter-end. These metrics indicate that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of 100 basis points will have a slight negative impact on the net interest margin. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
September 30, 2015	31.1%	24.7%	17.5%	9.5%	-25.4%
June 30, 2015	25.9%	20.7%	14.6%	8.0%	-23.2%

As of September 30, 2015, the economic value of equity in all rate scenarios versus the base case was more favorable than it was as of June 30, 2015, with the exception of the rates down 100 bps scenario. A flattening yield curve resulted in the down 100 bp scenario becoming less favorable, as the core value of nonmaturity deposits declined further. The EVE in the rates down 100 bp scenario is outside of the desired parameters as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to comparable discount benchmarks used to value them. This analysis is reported to the Board of Directors.

(1)	Down 200, 300, and 400 bp scenarios have been excluded due to the current historically low interest rate environment.

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

As of September 30, 2015, we have the ability to generate $1.14 billion in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with results reported to ALCO, our Market Risk and Oversight Committee, and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 1.97 years, and as of September 30, 2015 had a net unrealized pre-tax gain of $2.1 million in the available-for-sale portfolio.

The Bank maintained a net funds sold position (deposits with banks plus fed funds sold less fed funds purchased) of $190.9 million during the third quarter of 2015 compared to a net funds sold position of $237.1 million in the second quarter of 2015 and $288.6 million in the fourth quarter of 2014.  The decrease in the funds sold position compared to the second quarter of 2015 reflects growth in both the investment and loan portfolios and lower public fund balances. The decrease relative to the fourth quarter of 2014 is primarily attributable to growth in both the loan and investment portfolios, partially offset by an increase in average deposits.

Capital expenditures are estimated to approximate $4.0 million over the next 12 months, which will consist primarily of office remodeling, office equipment/furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

Borrowings

As of September 30, 2015, advances from the FHLB consisted of $29.5 million in outstanding debt which represented 30 notes. During the first nine months of 2015, the Bank made FHLB advance payments totaling approximately $3.6 million, which includes paying off three advances totaling $1.5 million. No additional FHLB advances were obtained. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Equity capital was $273.7 million as of September 30, 2015, compared to $272.0 million as of June 30, 2015 and $272.5 million as of December 31, 2014. Our leverage ratio was 10.71%, 10.53%, and 10.99%, respectively, as of these dates. Further, as of September 30, 2015, our risk-adjusted capital ratio was 17.24% compared to 16.72% and 17.76% at June 30, 2015 and December 31, 2014, respectively. Our common equity tier 1 ratio was 12.76% as of September 30, 2015 compared to 12.34% as of June 30, 2015. This ratio is not available for 2014 as the first quarter of 2015 was the first reporting period this ratio was applicable under the Basel III capital standards. All of our capital ratios significantly exceed the threshold to be designated as “well-capitalized” under the Basel III capital standards. The reduction in our regulatory capital ratios in 2015 reflects the implementation of Basel III and the repurchase of common stock.

During the first nine months of 2015, shareowners’ equity increased $1.1 million, or 1.2%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $6.5 million, stock compensation accretion of $0.8 million, a $1.0 million net increase in the unrealized gain on investment securities, and net adjustments totaling $0.4 million related to transactions under our stock compensation plans. Shareowners’ equity was reduced by common stock dividends of $1.6 million and share repurchases totaling $6.0 million.

As of September 30, 2015, our common stock had a book value of $15.91 per diluted share compared to $15.80 as of June 30, 2015 and $15.53 as of December 31, 2014. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. As of September 30, 2015, the net unrealized gain on investment securities available for sale was $1.1 million and the amount of our unfunded pension liability was $21.6 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. During 2015, we have repurchased 405,228 shares at an average price of $14.73 per share under the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

As of September 30, 2015, we had $358.9 million in commitments to extend credit and $6.3 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact the Company’s ability to meet its ongoing obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, advances available from the FHLB and the Federal Reserve, and investment security maturities provide a sufficient source of funds to meet these commitments.

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

We have identified accounting for (i) the allowance for loan and lease losses, (ii) valuation of goodwill, and (iii) pension benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,483,657	$18,290	4.89%	$1,421,327	$18,590	5.19%	$1,468,871	$54,484	4.96%	$1,409,701	$54,967	5.21%
Taxable Securities(2)	543,550	1,347	0.98	387,966	929	0.95	525,498	3,858	0.98	341,924	2,459	0.96
Tax-Exempt Securities	92,685	304	1.31	82,583	165	0.80	77,673	677	1.16	97,068	561	0.77
Funds Sold	190,931	123	0.26	317,553	204	0.25	243,081	463	0.26	397,302	752	0.25
Total Earning Assets	2,310,823	20,064	3.45%	2,209,429	19,888	3.57%	2,315,123	59,482	3.43%	2,245,995	58,739	3.50%
Cash & Due From Banks	45,872			44,139			48,977			45,432
Allowance For Loan Losses	(15,403)			(20,493)			(16,264)			(21,976)
Other Assets	298,400			297,496			305,113			299,591
TOTAL ASSETS	$2,639,692			$2,530,571			$2,652,949			$2,569,042

Liabilities:
NOW Accounts	$709,130	$60	0.03%	$680,154	$66	0.04%	$754,630	$192	0.03%	$724,700	$261	0.05%
Money Market Accounts	261,749	31	0.05	270,133	46	0.07	257,525	104	0.05	274,908	144	0.07
Savings Accounts	258,752	32	0.05	228,741	29	0.05	251,666	93	0.05	225,212	83	0.05
Other Time Deposits	183,976	97	0.21	202,802	114	0.22	189,242	336	0.24	209,171	368	0.24
Total Interest Bearing Deposits	1,413,607	220	0.06	1,381,830	255	0.07	1,453,063	725	0.07	1,433,991	856	0.08
Short-Term Borrowings	61,548	14	0.09	40,782	17	0.17	55,241	50	0.12	43,846	54	0.17
Subordinated Note Payable	62,887	344	2.14	62,887	333	2.07	62,887	1,014	2.13	62,887	995	2.09
Other Long-Term Borrowings	29,383	233	3.15	32,792	263	3.20	30,062	710	3.16	34,473	823	3.19
Total Interest Bearing Liabilities	1,567,425	811	0.21%	1,518,291	868	0.23%	1,601,253	2,499	0.21%	1,575,197	2,728	0.23%
Noninterest Bearing Deposits	723,826			681,051			706,578			664,916
Other Liabilities	73,485			47,099			70,226			46,844
TOTAL LIABILITIES	2,364,736			2,246,441			2,378,057			2,286,957

TOTAL SHAREOWNERS’ EQUITY	274.956			284,130			274,892			282,085

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,639,692			$2,530,571			$2,652,949			$2,569,042

Interest Rate Spread			3.24%			3.34%			3.23%			3.26%
Net Interest Income		$19,253			$19,020			$56,983			$56,011
Net Interest Margin(3)			3.31%			3.42%			3.29%			3.33%

(1)	Average balances include nonaccrual loans. Interest income periods in this table include loan fees of $359,000 and $1.1 million for the three and nine months ended September 30, 2015 and $437,000 and $1.1 million for the comparable periods ended September 30, 2014.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2015, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program
July 1, 2015 to July 31,2015	—	$—	—	1,087,419
August 1, 2015 to August 31, 2015	11,747	$14.91	11,747	1,075,672
September 1, 2015 to September 30, 2015	500	$14.75	500	1,075,172

Total	12,247	$14.73	12,247	1,075,172

(1)	This balance represents the number of shares that were repurchased during the third quarter of 2015 through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on February 27, 2014 for a five-year period, under which we were authorized to repurchase up to 1,500,000 shares of our common stock. The Program is flexible and shares are acquired from the public markets and other sources using free cash flow. No shares are repurchased outside of the Program.

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

Date: November 5, 2015

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

