Form 10-K
period 2015-12-31
CAPITAL CITY BANK GROUP INC
filed 2016-03-08
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐                   Accelerated filer ☒                   Non-accelerated filer ☐                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $159,934,867 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2016
Common Stock, $0.01 par value per share	17,221,651

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 26, 2016, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.

ANNUAL REPORT FOR 2015 ON FORM 10-K

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
▪	legislative or regulatory changes, including the Dodd-Frank Act, Basel III, and the ability to repay and qualified mortgage standards;
▪	the effects of security breaches and computer viruses that may affect our computer systems or fraud related to credit or debit card products;
▪	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	our ability to declare and pay dividends, the payment of which is now subject to our compliance with additional capital requirements;
▪	our need and our ability to incur additional debt or equity financing;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 61 banking offices in Florida, Georgia, and Alabama operated by CCB. The majority of our revenue, approximately 84%, is derived from our Florida market areas while approximately 15% and 1% of our revenue is derived from our Georgia and Alabama market areas, respectively.

Below is a summary of our financial condition and results of operations for the past three years. Our financial condition and results of operations are more fully discussed in our management discussion and analysis on page 30 and our consolidated financial statements on page 58.

Dollars in millions
Year Ended December 31,	Assets	Deposits	Shareowners’ Equity	Revenue(1)	Net Income
2015	$2,797.9	$2,302.8	$274.4	$133.7	$9.1
2014	2,627.2	2,146.8	272.5	130.8	9.3
2013	2,611.9	2,136.2	276.4	137.3	6.0

(1) Revenue represents interest income plus noninterest income.

Dividends and management fees received from the Bank are CCBG’s primary source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions, including, effective as of January 1, 2016, compliance with a minimum Common Equity Tier 1 Capital conservation buffer. See the section entitled “Regulatory Matters” in this Item 1 and Note 14 in the Notes to Consolidated Financial Statements for a discussion of the restrictions.

We had a total of 894 associates at March 1, 2016. Item 6 contains other financial and statistical information about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital stock of CCB, our wholly owned banking subsidiary, which accounted for nearly 100% of consolidated assets at December 31, 2015, and approximately 100% of consolidated net income for the year ended December 31, 2015. In addition to our banking subsidiary, CCB has three primary wholly owned subsidiaries, Capital City Trust Company, Capital City Banc Investments, Inc., and Capital City Services Company. The nature of these subsidiaries is provided below.

Operating Segment

We have one reportable segment with four principal services: Banking Services (CCB), Data Processing Services (Capital City Services Company), Trust and Asset Management Services (Capital City Trust Company), and Brokerage Services (Capital City Banc Investments, Inc.). Revenues from each of these principal services for the year ended 2015 totaled approximately 93.8%, 0.4%, 3.4%, and 2.4% of our total revenue, respectively. In 2014 and 2013, Banking Services (CCB) revenue was approximately 92.8% and 91.9% of our total revenue for each respective year.

Capital City Bank

CCB is a Florida-chartered full-service bank engaged in the commercial and retail banking business. Significant services offered by the Bank include:

▪	Business Banking – The Bank provides banking services to corporations and other business clients. Credit products are available for a wide variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as commercial leasing and letters of credit. We also provide treasury management services, and, through a marketing alliance with Elavon, Inc., merchant credit card transaction processing services.
4

▪	Commercial Real Estate Lending – The Bank provides a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers, and community development. Credit products are available to purchase land and build structures for business use and for investors who are developing residential or commercial property.

▪	Residential Real Estate Lending – The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/ permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products. The Bank offers both fixed-rate and adjustable rate residential mortgage (ARM) loans. A portion of our loans originated are sold into the secondary market. The Bank offers these products through its existing network of banking offices. We do not originate subprime residential real estate loans.

▪	Retail Credit – The Bank provides a full-range of loan products to meet the needs of consumers, including personal loans, automobile loans, boat/RV loans, home equity loans, and through a marketing alliance with ELAN, we offer credit card programs.

▪	Institutional Banking – The Bank provides banking services to meet the needs of state and local governments, public schools and colleges, charities, membership and not-for-profit associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of credit, and term loans.

▪	Retail Banking – The Bank provides a full-range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit services, safe deposit facilities, online banking, and mobile banking. Clients can use Capital City Bank Direct which offers a “live” call center between the hours of 8 a.m. to 6 p.m. Monday through Friday and from 9 a.m. to 12 noon on Saturday. The call center can also be accessed via live chat through the internet. Bank Direct also offers an automated phone system offering 24-hour access to client deposit and loan account information and transfer of funds between linked accounts. The Bank is a member of the “Star”, “Plus” and “Presto” ATM Networks that permit banking clients to access cash at ATMs or “point-of-sale” merchants.

Capital City Trust Company

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB. The Trust Company provides asset management for individuals through agency, personal trust, IRA, and personal investment management accounts. The Trust Company also provides services for the administration of pension, profit sharing, and 401(k) plans. Associations, endowments, and other nonprofit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian. The market value of trust assets under discretionary management exceeded $728.4 million as of December 31, 2015, with total assets under administration exceeding $819.8 million.

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

Capital City Services Company

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies, and commercial clients located in North Florida and South Georgia. As of March 1, 2016, the Services Company is providing data processing services to three correspondent banks which have relationships with CCB.

Underwriting Standards

A core goal of CCB is to support the communities in which it operates. The Bank seeks loans from within its primary market area, which is defined as the counties in which the Bank’s offices are located. The Bank will originate loans within its secondary market area, defined as adjacent counties to those in which the Bank has offices. There may also be occasions when the Bank will have opportunities to make loans that are out of both the primary and secondary market areas, including participation loans. These loans will only be approved if the applicant is known to the Bank, underwriting is consistent with CCB criteria, and the applicant’s primary business is in or near our primary or secondary market area. Approval of all loans is subject to the Bank’s policies and standards described in more detail below.

The Bank has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management and the Bank’s Board of Directors reviews and approves these policies and procedures on a regular basis (at least annually).

Management has also implemented reporting systems designed to monitor loan originations, loan quality, concentrations of credit, loan delinquencies, nonperforming loans, and potential problem loans. Bank management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans. Specific segments of the portfolio are monitored and reported to the Bank’s Board on a quarterly basis (i.e., commercial real estate) and the Bank has strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards. The Bank recognizes that exceptions to the below-listed policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.

Residential Real Estate Loans

The Bank originates 1-4 family, owner-occupied residential real estate loans in its Residential Real Estate line of business. The Bank’s policy is to underwrite these loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Bank originates fixed-rate, adjustable-rate and variable- rate residential real estate loans. Over the past five years, the vast majority of residential loan originations have been fixed-rate loans which are sold in the secondary market on a non-recourse basis with related servicing rights (i.e., the Bank generally does not service sold loans). Adjustable rate mortgage (“ARM”) loans with an initial fixed interest rate period greater than five years are sold in the secondary market on a non-recourse basis.

The Bank also originates certain residential real estate loans throughout its banking office network that are generally not eligible for sale into the secondary market due to not meeting a specific secondary market underwriting requirement. This includes our variable rate 3/1 and 5/1 ARM loans which typically have a maximum term of 30 years and maximum LTV of 80%.

Residential real estate loans also include home equity lines of credit and home equity loans (“HELOCs”). The Bank’s home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. Open-ended equity loans typically have an interest only ten year draw period followed by a five year repayment period of 0.75% of principal balance monthly and balloon payment at maturity. As of December 31, 2015, approximately 63% of the Bank’s residential home equity loan portfolio consisted of first mortgages. Interest rates may be fixed or adjustable. Adjustable-rate loans are tied to the Prime Rate with a typical margin of 1.0% or more.

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

Consumer Loans

The Bank’s consumer loan portfolio includes personal installment loans, direct and indirect automobile financing, and overdraft lines of credit. The majority of the consumer loan portfolio consists of indirect and direct automobile loans. The majority of the Bank’s consumer loans are short-term and have fixed rates of interest that are priced based on current market interest rates and the financial strength of the borrower. The Bank’s policy establishes maximum debt-to-income ratios, minimum credit scores, and includes guidelines for verification of applicants’ income and receipt of credit reports.

Lending Limits and Extensions of Additional Credit

The Bank has established an internal lending limit of $10.0 million for the total aggregate amount of credit that will be extended to a client and any related entities within its Board approved policies. This compares to our legal lending limit of approximately $81 million. In practice, the Bank seeks to maintain an internal lending limit of $7.5 million which we believe helps us maintain a well-diversified loan portfolio.

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

In other cases, we may modify a loan because of a reduction in debt service capacity experienced by the client (i.e., a potentially troubled loan whereby the client may be experiencing financial difficulties). To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt.

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

Our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions. We have long understood that our core deposit funding base is a predominant driver of our profitability and overall franchise value, and have focused extensively on this component of our organic growth efforts in recent years. While we have not been an active acquirer of banks since 2005, this component of our strategy is still in place. When evaluating potential acquisition opportunities, we will continue to weigh the value of organic growth initiatives versus potential acquisition returns and pursue the strategies that we believe provide the best overall return to our shareowners.

Potential acquisition opportunities will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas. Five markets have been identified, four in Florida and one in Georgia, in which management intends to proactively pursue expansion opportunities. These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia. Our focus on some of these markets may change as we continue to evaluate our strategy and the economic conditions and demographics of any individual market. We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, mortgage banking, and insurance. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services. Generally, these target institutions will range in asset size from $100 million to $400 million.

Competition

We operate in a highly competitive environment, especially with respect to services and pricing. In addition, the banking business is experiencing enormous changes. Since January 1, 2009, nearly 500 financial institutions have failed in the U.S., including 85 in Georgia and 70 in Florida. Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions. We expect consolidation to continue during 2016, but substantially through traditional merger and acquisition activity. We believe that the larger financial institutions acquiring banks in our market areas are less familiar with the markets in which we operate and typically target a different client base. We believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks.

As a result, we believe a further reduction of the number of community banks could continue to enhance our competitive position and opportunities in many of our markets. Larger financial institutions, however, can benefit from economies of scale. Therefore, these larger institutions may be able to offer banking products and services at more competitive prices than us. Additionally, these larger financial institutions may offer financial products that we do not offer.

Our primary market area consists of 20 counties in Florida, five counties in Georgia, and one county in Alabama. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including banks, savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions. Most of Florida’s major banking concerns have a presence in Leon County, where the Bank has its main office. CCB’s Leon County deposits totaled $871.1 million, or 37.8% of our consolidated deposits at December 31, 2015.

The table below depicts our market share percentage within each county, based on commercial bank deposits within the county.

	Market Share as of June 30,(1)
County	2015	2014	2013
Florida
Alachua	4.7%	4.8%	4.5%
Bradford	49.9%	51.5%	51.8%
Citrus	3.5%	3.6%	3.6%
Clay	1.9%	2.0%	1.8%
Dixie	15.8%	9.9%	15.1%
Gadsden	77.4%	77.4%	70.2%
Gilchrist	45.5%	42.2%	40.8%
Gulf	13.9%	14.0%	14.0%
Hernando	1.9%	1.8%	1.9%
Jefferson	21.9%	22.1%	19.8%
Leon	13.2%	15.3%	15.3%
Levy	27.1%	28.0%	27.8%
Madison	13.2%	10.3%	9.0%
Pasco	0.1%	0.1%	0.1%
Putnam	19.6%	19.5%	18.9%
St. Johns	0.8%	0.9%	0.9%
Suwannee	8.2%	6.8%	6.8%
Taylor	19.0%	22.0%	21.8%
Wakulla	14.8%	13.6%	13.6%
Washington	12.9%	13.6%	13.8%
Georgia
Bibb	3.4%	3.6%	3.8%
Burke	6.2%	6.8%	12.7%
Grady	14.1%	14.3%	14.6%
Laurens	9.6%	9.1%	9.0%
Troup	6.1%	5.3%	5.1%
Alabama
Chambers	8.6%	7.6%	8.1%

(1)	Obtained from the FDIC Summary of Deposits Report for the year indicated.
8

The following table sets forth the number of commercial banks and offices, including our offices and our competitors’ offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	17	64
Bradford	3	3
Citrus	12	42
Clay	13	32
Dixie	4	5
Gadsden	2	3
Gilchrist	4	6
Gulf	3	5
Hernando	13	39
Jefferson	2	2
Leon	18	78
Levy	2	11
Madison	4	4
Pasco	21	102
Putnam	6	12
St. Johns	21	62
Suwannee	5	8
Taylor	3	4
Wakulla	3	4
Washington	6	6
Georgia
Bibb	11	51
Burke	5	10
Grady	5	8
Laurens	10	20
Troup	10	23
Alabama
Chambers	6	9

Data obtained from the June 30, 2015 FDIC Summary of Deposits Report.

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

Reserves

The Federal Reserve requires all depository institutions to maintain reserves against transaction accounts (noninterest bearing and NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Dividends

CCB is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The Federal Reserve may restrict the ability of CCB to pay dividends if such payments would constitute an unsafe or unsound banking practice. Additionally, effective as of January 1, 2016, financial institutions are be required to maintain a capital conservation buffer of at least 0.625% of risk-weighted assets in order to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. See “Capital Regulations,” below for additional details on this new capital requirement.

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

Under the current assessment system, the FDIC assigns an institution to one of four risk categories, designed to measure risk, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations. Total base assessment rates currently range from 0.025% of deposits for an institution in the highest sub-category of the highest category to 0.45% of deposits for an institution in the lowest category.

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

The federal banking regulators adopted risk-based capital adequacy guidelines for U.S. banks. As described above, the federal banking regulators have adopted final rules that became effective January 1, 2015 for community banks. These final rules represent major changes to the prior general risk-based capital rule and are designed to substantially conform to the Basel III international standards. The new risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. In this respect, the final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier 1 Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier 1 Capital conservation buffer of 2.5% of risk-weighted assets. The rule also, among other things, raises the minimum ratio of Tier 1 Capital to Risk-Weighted Assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). If a financial institution’s capital conservation buffer falls below the minimum required amount, its maximum payout amount for capital distributions and discretionary payments will be limited or prohibited based on the size of the institution’s buffer. The types of payments subject to this limitation include dividends, share buybacks, discretionary payments on Tier 1 instruments, and discretionary bonus payments.

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

The new capital regulations may also impact the treatment of accumulated other comprehensive income (“AOCI”) for regulatory capital purposes. Under the new rules, AOCI would generally flow through to regulatory capital, however, community banks and their holding companies may make a one-time irrevocable opt-out election to continue to treat AOCI the same as under the old regulations for regulatory capital purposes. This election was required to be made on the first call report or bank holding company annual report (on form FR Y-9C) filed after January 1, 2015. The Company chose the opt-out election. Additionally, the new rules also permit community banks with less than $15 billion in total assets to continue to count certain non-qualifying capital instruments issued prior to May 19, 2010, including trust preferred securities and cumulative perpetual preferred stock, as Tier 1 capital (subject to a limit of 25% of tier 1 capital). However, non-qualifying capital instruments issued on or after May 19, 2010 will not qualify for Tier 1 capital treatment.

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution under the new rules in effect as of January 1, 2015, a bank must have a leverage ratio of not less than 5%, a Tier 1 Common Equity ratio of not less than 6.5%, a Tier 1 Capital ratio of not less than 8%, and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

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

As of December 31, 2015, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Common Equity Tier 1 Capital:
CCBG	$215,075	12.84%	$75,385	4.50%	*	*
CCB	266,138	15.93%	75,162	4.50%	108,567	6.50%

Tier 1 Capital:
CCBG	275,075	16.42%	100,513	6.00%	*	*
CCB	266,138	15.93%	100,216	6.00%	133,621	8.00%

Total Capital:
CCBG	289,028	17.25%	134,018	8.00%	*	*
CCB	280,091	16.77%	133,621	8.00%	167,026	10.00%

Tier 1 Leverage:
CCBG	275,075	10.65%	103,342	4.00%	*	*
CCB	266,138	10.33%	103,095	4.00%	128,869	5.00%

*	Not applicable to bank holding companies.

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

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Florida law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the State of Florida may establish branches anywhere within the state.

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

Among other requirements, the USA PATRIOT Act and the related Federal Reserve regulations require banks to establish anti-money laundering programs that include, at a minimum:

▪	internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;
▪	systems and procedures for monitoring and reporting of suspicious transactions and activities;
▪	a designated compliance officer;
▪	employee training;
▪	an independent audit function to test the anti-money laundering program;
▪	procedures to verify the identity of each client upon the opening of accounts; and
▪	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. We and our affiliates have adopted policies, procedures and controls designed to comply with the BSA and the USA PATRIOT Act.

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

Federal Home Loan Bank System

CCB is a member of the Federal Home Loan Bank of Atlanta, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

As a member of the FHLB of Atlanta, CCB is required to own capital stock in the FHLB in an amount at least equal to 0.09% (or 9 basis points), which is subject to annual adjustments, of the CCB’s total assets at the end of each calendar year (with a dollar cap of $15 million), plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. As of December 31, 2015, CCB was in compliance with this requirement.

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

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe harbor. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. These new loan forms may have the effect of lengthening the time it takes to approve mortgage loans in the short-term following implementation of the rule.

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

Changes in the difference between short-term and long-term interest rates may also harm our business. We generally use short-term deposits to fund longer-term assets. When interest rates change, assets and liabilities with shorter terms reprice more quickly than those with longer terms, which could have a material adverse effect on our net interest margin. If market interest rates rise rapidly, interest rate adjustment caps may also limit increases in the interest rates on adjustable rate loans, which could further reduce our net interest income. Additionally, we believe that due to the recent historical low interest rate environment, the effects of the repeal of Regulation Q, which previously had prohibited the payment of interest on demand deposits by member banks of the Federal Reserve System, has not been realized. The increased price competition for deposits that may result upon the return to a historically normal interest rate environment could adversely affect net interest margins of community banks.

Although we continually monitor interest rates and have a number of tools to manage our interest rate risk exposure, changes in market assumptions regarding future interest rates could significantly impact our interest rate risk strategy, our financial position and results of operations. If our interest rate risk management strategies are not appropriately monitored or executed, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition.

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

We originate commercial real estate loans, commercial loans, construction loans, vacant land loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, vacant land, and consumer loans may expose a lender to greater credit risk than traditional fixed rate fully amortizing loans secured by single-family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real estate. In addition, these loan types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

▪	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on the borrower’s ability to either refinance the loan or timely sell the underlying property. As of December 31, 2015, commercial mortgage loans comprised approximately 33.2% of our total loan portfolio.

▪	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2015, commercial loans comprised approximately 12.0% of our total loan portfolio.

▪	Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2015, construction loans comprised approximately 3.2% of our total loan portfolio.
19

▪	Vacant Land Loans. Because vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. As of December 31, 2015, vacant land loans comprised approximately 4.4% of our total loan portfolio.

▪	HELOCs. Our open-ended home equity loans have an interest-only draw period followed by a five-year repayment period of 0.75% of the principal balance monthly and a balloon payment at maturity. Upon the commencement of the repayment period, the monthly payment can increase significantly, thus, there is a heightened risk that the borrower will be unable to pay the increased payment. Further, these loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment may depend on the borrower’s ability to either refinance the loan or timely sell the underlying property. As of December 31, 2015, HELOCs comprised approximately 15.6% of our total loan portfolio.

▪	Consumer Loans. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. As of December 31, 2015, consumer loans comprised approximately 16.1% of our total loan portfolio, with indirect auto loans making up a majority of this portfolio at approximately 84% of the total balance.

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

We are exposed to the risk that our clients may be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure full repayment. This could result in credit losses that are inherent in the lending business. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

▪	the risk characteristics of various classifications of loans;
▪	previous loan loss experience;
▪	specific loans that have loss potential;
▪	delinquency trends;
▪	estimated fair market value of the collateral;
▪	current economic conditions; and
▪	geographic and industry loan concentrations.

As of December 31, 2015, the Bank’s allowance for loan losses was $14.0 million, which represented approximately 0.93% of its total amount of loans. The Bank had $10.3 million in nonaccruing loans as of December 31, 2015. The allowance is based on management’s reasonable estimate and may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Bank’s allowance for loan losses would adversely impact our net income and capital in future periods, while having the effect of overstating our current period earnings.

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

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, earnings and other sources, could have a substantial negative effect on our liquidity.  In particular, a majority of our liabilities during 2015 were checking accounts and other liquid deposits, which are generally payable on demand or upon short notice, while by comparison, a substantial majority of our assets were loans, which cannot generally be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Our failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

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

We must also meet regulatory capital requirements imposed by our regulators. These capital requirements have increased as a result of the implementation of the Basel III framework under Dodd-Frank and have required us to hold more capital and reduce our leverage. An inability to meet these capital requirements would result in numerous mandatory supervisory actions and additional regulatory restrictions, and could have a negative impact on our financial condition, liquidity and results of operations.

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

In 2013, the Federal Reserve Board released its final rules which implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier 1 Capital (“CET1”) to Risk-Weighted Assets (“RWA”) of 4.5% and a CET1 conservation buffer of 2.5% of RWA (which will be phased in from 2016 through 2019) that apply to all supervised financial institutions. As of January 1, 2016, the CET1conservation buffer requirement was 0.625%, which requires us to hold additional CET1 capital in excess of the minimum required to meet the CET1 to RWA ratio requirement. The rule also, among other things, raised the minimum ratio of Tier 1 Capital to RWA from 4% to 6% and included a minimum leverage ratio of 4% for all banking organizations. The impact of the new capital rules requires us to maintain higher levels of capital, which we expect will lower our return on equity. Additionally, if our CET1 to RWA ratio does not exceed the minimum required plus the additional CET1 conservation buffer, we may be restricted in our ability to pay dividends or make other distributions of capital to our shareowners.

Compliance with the Consumer Financial Protection Bureau’s ability-to-repay rule safe-harbor could adversely impact our growth or profitability.

The Consumer Financial Protection Bureau issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage at the time the loan is originated. Loans that satisfy the “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia. As of December 31, 2015, approximately 72% of our loans had real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2015, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2015, approximately 33.2% and 35.6% of our $1.504 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 3.2% was secured by property under construction.

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

A large portion of our investment securities portfolio as of December 31, 2015 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/loss. Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity.

Management believes that several factors will affect the fair values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes in interest rates, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between short-term and long-term interest rates; a positively sloped yield curve means short-term rates are lower than long-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

Risks Related to an Investment in Our Common Stock

We may be unable to pay dividends in the future.

In 2015, our Board of Directors declared four quarterly cash dividends. Declarations of any future dividends will be contingent on our ability to earn sufficient profits and to remain well capitalized, including our ability to hold and generate sufficient capital to comply with the new CET1 conservation buffer requirement. In addition, due to our contractual obligations with the holders of our trust preferred securities, if we defer the payment of accrued interest owed to the holders of our trust preferred securities, we may not make dividend payments to our shareowners.

Further, under applicable statutes and regulations, the Bank’s board of directors, after charging-off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare and pay dividends to CCBG of up to the aggregate net income of that period combined with the Bank’s retained net income for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net income which accrued prior to the preceding two years.  Additional state laws generally applicable to Florida corporations may also limit our ability to declare and pay dividends. Thus, our ability to fund future dividends may be restricted by state and federal laws and regulations.

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on the Nasdaq Global Select Market, there has historically been limited trading activity in our common stock. The average daily trading volume of our common stock over the 12-month period ending December 31, 2015 was approximately 21,073 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

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

Our directors, executive officers, and principal shareowners beneficially owned approximately 37% of the outstanding shares of our common stock as of December 31, 2015. Our principal shareowners include the Estate of Robert H. Smith, who was the brother of William G. Smith, Jr., our Chairman, President and Chief Executive Officer, which beneficially owns 17.8% of our shares. William G. Smith, Jr. beneficially owns 21.9% of our shares. In addition, 2S Partnership beneficially owns 6.1% of our shares, however, its shares were historically deemed to be beneficially owned by Messrs. Smith and Smith. Together, Mr. Smith and the Estate of Robert H. Smith beneficially own approximately 34% of our shares.

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

As of February 29, 2016, the Bank had 61 banking offices. Of the 61 locations, the Bank leases the land, buildings, or both at seven locations and owns the land and buildings at the remaining 54.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the Nasdaq Global Select Market under the symbol “CCBG.” We had a total of 1,559 shareowners of record as of February 29, 2016.

The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash dividends declared for each quarter during the past two years.

	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$16.05	$15.75	$16.32	$16.33	$16.00	$14.98	$14.71	$14.59
Low	13.56	14.39	13.94	13.16	13.00	13.26	12.60	11.56
Close	15.35	14.92	15.27	16.25	15.54	13.54	14.53	13.28
Cash dividends per share	0.04	0.03	0.03	0.03	0.03	0.02	0.02	0.02

Florida law and Federal regulations impose restrictions on our ability to pay dividends and limitations on the amount of dividends that the Bank can pay annually to us. See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business section on page 11 and 12 and the section entitled “Liquidity and Capital Resources – Dividends” -- in Management’s Discussion and Analysis of Financial Condition and Operating Results on page 51 and Note 14 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the Nasdaq Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2010 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Capital City Bank Group, Inc.	$100.00	$77.90	$92.75	$96.01	$127.56	$127.09
Nasdaq Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL $1B-$5B Bank Index	100.00	91.20	112.45	163.52	170.98	191.39

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2015	2014	2013	2012	2011
Interest Income	$79,658	$78,221	$82,152	$89,680	$99,459
Net Interest Income	76,351	74,641	77,736	84,312	91,922
Provision for Loan Losses	1,594	1,905	3,472	16,166	18,996
Noninterest Income	54,091	52,536	55,111	54,569	57,244
Noninterest Expense	115,273	114,358	121,405	123,943	124,643
Net Income	9,116	9,260	6,045	108	4,897

Per Common Share:
Basic Net Income	$0.53	$0.53	$0.35	$0.01	$0.29
Diluted Net Income	0.53	0.53	0.35	0.01	0.29
Cash Dividends Declared	0.13	0.09	—	—	0.30
Diluted Book Value	15.93	15.53	15.85	14.31	14.68

Performance Ratios:
Return on Average Assets	0.34%	0.36%	0.24%	0.00%	0.19%
Return on Average Equity	3.31	3.27	2.40	0.04	1.86
Net Interest Margin (FTE)	3.31	3.36	3.54	3.81	4.18
Noninterest Income as % of Operating Revenues	41.47	41.30	41.48	39.29	38.38
Efficiency Ratio	87.94	89.68	91.09	88.72	83.24

Asset Quality:
Allowance for Loan Losses	$13,953	$17,539	$23,095	$29,167	$31,035
Allowance for Loan Losses to Loans	0.93%	1.22%	1.65%	1.93%	1.91%
Nonperforming Assets	29,595	52,449	85,035	117,648	137,623
Nonperforming Assets to Assets	1.06	2.00	3.26	4.47	5.21
Nonperforming Assets to Loans + OREO	1.94	3.55	5.87	7.47	8.14
Allowance to Nonperforming Loans	135.40	104.60	62.48	45.42	41.37
Net Charge-Offs to Average Loans	0.35	0.53	0.66	1.16	1.39

Capital Ratios:
Tier 1 Capital	16.42%	16.67%	16.56%	14.35%	13.96%
Total Capital	17.25	17.76	17.94	15.72	15.32
Common Equity Tier 1 Capital(1)	12.84	NA	NA	NA	NA
Tangible Capital	6.99	7.38	7.58	6.35	6.51
Leverage	10.65	10.99	10.46	9.90	10.26
Equity to Assets	9.81	10.37	10.58	9.37	9.54
Dividend Pay-Out	24.53	16.98	NM	NM	103.45

Averages for the Year:
Loans, Net of Unearned Income	$1,474,833	$1,414,000	$1,450,806	$1,556,565	$1,686,995
Earning Assets	2,324,854	2,237,623	2,213,686	2,229,621	2,221,317
Total Assets	2,659,317	2,564,176	2,568,662	2,590,173	2,583,197
Deposits	2,163,441	2,093,477	2,070,073	2,105,672	2,081,583
Shareowners’ Equity	275,144	283,079	251,427	252,960	263,048

Year-End Balances:
Loans, Net of Unearned Income	$1,503,907	$1,442,062	$1,399,669	$1,521,302	$1,628,683
Earning Assets	2,470,444	2,276,781	2,274,019	2,261,781	2,266,193
Total Assets	2,797,860	2,627,169	2,611,903	2,633,984	2,641,312
Deposits	2,302,849	2,146,794	2,136,248	2,144,996	2,172,519
Shareowners’ Equity	274,352	272,540	276,400	246,889	251,942

Other Data:
Basic Average Shares Outstanding	17,273,406	17,424,788	17,324,759	17,204,559	17,139,558
Diluted Average Shares Outstanding	17,318,184	17,488,020	17,399,355	17,219,765	17,140,390
Shareowners of Record(2)	1,559	1,589	1,651	1,691	1,701
Banking Locations(2)	61	63	63	66	70
Full-Time Equivalent Associates(2)	858	895	891	913	959

(1)	Not applicable prior to January 1, 2015
(2)	As of record date. The record date is on or about March 1st of the following year.
NM – Not Meaningful
29

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled “Business Overview,” “Executive Overview,” “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Fourth Quarter, 2015 Financial Results,” and “Accounting Policies.”  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2015 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

BUSINESS OVERVIEW

Our Business

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the “Bank” or “CCB”). The Bank offers a broad array of products and services through a total of 63 banking offices located in Florida, Georgia, and Alabama. The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services. Please see the section captioned “About Us” beginning on page 4 for more detailed information about our business.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader. Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75. Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia). In 13 of 20 markets in Florida and three of five markets in Georgia, we rank within the top four banks in terms of market share. Furthermore, in the counties in which we operate, we maintain an average 8.55% market share in the Florida counties and 5.75% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas. The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses. While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average The value of these markets stems from the fact they are less competitive, secondary markets. We strive to provide value added services to our clients by being not just their bank, but their banker. This element of our strategy distinguishes Capital City Bank from our competitors.

Our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions. We have long understood that our core deposit funding base is a predominant driver of our profitability and overall franchise value, and have focused extensively on this component of our organic growth efforts in recent years. While we have not been an active acquirer of banks since 2005, this component of our strategy is still in place. When evaluating potential acquisition opportunities, we will continue to weigh the value of organic growth initiatives versus potential acquisition returns and pursue the strategies that provide the best overall return to our shareowners.

Potential acquisition opportunities will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas. Five markets have been identified, four in Florida and one in Georgia, in which management intends to proactively pursue expansion opportunities. These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia. Our focus on some of these markets may change as we continue to evaluate our strategy and the economic conditions and demographics of any individual market. We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, mortgage banking, and insurance. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services. Generally, these target institutions will range in asset size from $100 million to $400 million.

EXECUTIVE OVERVIEW

In 2015, we continued to see improvement in our fundamentals and again made meaningful progress across all aspects of our business positioning us very well moving into 2016. Economic activity in our markets continued to improve as did our operating revenues, driven by strong growth in our investment and loan portfolios. Prudent expense management and significant progress made toward reducing our nonperforming assets also contributed to our success.

For 2015, we realized net income of $9.1 million, or $0.53 per diluted share compared to $9.3 million, or $0.53 per diluted share, in 2014. The slight decrease in earnings for 2015 was attributable to higher noninterest expense of $0.9 million and higher income taxes of $2.8 million, partially offset by a $1.7 million increase in net interest income, higher noninterest income of $1.5 million, and a lower loan loss provision of $0.3 million.

Below are summary highlights that impacted our performance for the year:

▪	Strong broad based loan growth of $62 million, or 4.3% (period-end)
▪	Growth in tax-equivalent net interest income of $1.9 million, or 2.5%
▪	Strong and diversified fee income -- residential mortgage loan sales up 47%
▪	44% reduction in nonperforming assets and 25% decline in total credit costs
▪	A return of $8.2 million of capital through share repurchases and dividends

During 2015, we realized meaningful re-composition in our earning asset mix as strong loan growth and increased deployment of liquidity into our investment portfolio drove a 2.5% increase in tax-equivalent net interest income. Loan growth in 2015 was broad based as we realized growth in commercial, tax-free, construction, home equity, and consumer loans. Increased commercial and residential real estate loan production also helped to stabilize those portfolios.

We believe our noninterest income is well diversified. In 2015, mortgage banking fees, bank owned life insurance income and bank card fees contributed to the overall increase in noninterest income compared to 2014. During 2015, we made significant progress toward the development of new fee income opportunities aimed at adding value to our client relationships and better leveraging our strong core deposit base franchise.

Core operating costs (excluding OREO) grew in 2015 largely due to higher pension plan expense, but continued prudent expense management resulted in reductions in many other expense categories. Significant progress was made during 2015 in the execution of strategies aimed at optimizing our delivery systems to improve our operating efficiency.

Our total credit costs (loan loss provision plus OREO costs) declined by 25% in 2015 driven by lower OREO costs attributable to strong OREO sales. Our loan loss provision declined slightly in 2015 reflective of continued favorable problem loan migration.

In 2015, many of our strategic initiatives gained traction that we expect will improve our profitability. We believe prudent management of both our credit and interest rate risk profiles during an historic period of low interest rates has placed us in a very good position to drive operating leverage when interest rates increase further.

Key components of our 2015 financial performance are summarized below:

Results of Operations

▪	For 2015, taxable equivalent net interest income increased $1.9 million, or 2.5%, to $77.0 million driven by a positive shift in earning asset mix due to growth in the loan and investment portfolios, partially offset by unfavorable loan repricing. Our net interest margin of 3.31% in 2015 was five basis points lower than the 3.36% recorded in 2014 reflective of a seven basis point decrease in the earning asset yield that was partially offset by a two basis point reduction in the cost of funds.

▪	Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $6.6 million in 2015 compared to $8.7 million for 2014. Continued favorable problem loan migration and improvement in key credit metrics resulted in a $0.3 million decrease in our loan loss provision and lower valuation adjustments drove a $1.8 million reduction in OREO costs.

▪	For 2015, noninterest income totaled $54.1 million, a $1.5 million, or 3.0%, increase over 2014 primarily attributable to higher other income of $1.7 million (reflecting the receipt of BOLI proceeds) and mortgage banking fees of $1.5 million, partially offset by lower deposit fees of $1.7 million.

▪	For 2015, noninterest expense totaled $115.3 million, a $0.9 million, or 0.8%, increase over 2014 primarily attributable to higher compensation expense of $3.2 million, partially offset by lower OREO expense of $1.8 million and other expense (excluding OREO expenses) of $0.4 million.

Financial Condition

▪	Average assets totaled approximately $2.659 billion for 2015, an increase of $95.1 million, or 3.71%, over 2014. Average earning assets were approximately $2.325 billion, representing an increase of $87.2 million, or 3.9%, over 2014. Year-over-year, our average net overnight funds (deposits with banks plus fed funds sold less fed funds purchased) sold decreased $131.9 million, while investment securities increased $158.3 million and average gross loans were higher by $60.8 million.

▪	Average gross loans totaled $1.475 billion, a $60.8 million, or 4.3%, increase over 2014. Loan growth in 2015 was broad-based including commercial, tax-free, construction, home equity, and continued growth in auto finance.

▪	Average total deposits for 2015 were $2.163 billion, an increase of $70.0 million, or 3.3%, over 2014. We experienced growth in all deposit types except for money market accounts and time deposits.

▪	At year-end 2015, our nonperforming assets totaled $29.6 million, a decrease of $22.9 million from year-end 2014. Nonaccrual loans totaled $10.3 million at year-end 2015, a decrease of $6.5 million from year-end 2014, reflective of loan resolutions which outpaced gross additions. Nonaccrual loan additions slowed again for the fourth consecutive year, by $6.8 million, or 30%. The balance of OREO totaled $19.3 million at year-end 2015, a decrease of $16.4 million from year-end 2014. We continued to experience progress during 2015 in our efforts to dispose of OREO selling properties totaling $20.2 million compared to $23.8 million in 2014. Nonperforming assets represented 1.06% of total assets at December 31, 2015 compared to 2.00% at December 31, 2014.

▪	Our allowance for loan losses at year-end 2015 was $14.0 million (0.93% of loans) and provided coverage of 135% of nonperforming loans compared to $17.5 million (1.22% of loans) and 105% of nonperforming loans at year-end 2014. Net charge-offs for 2015 totaled $5.2 million, or 0.35% of average loans compared to $7.5 million, or 0.53% in 2014, primarily reflective of lower commercial real estate loan charge-offs.

▪	Shareowners’ equity increased by $1.8 million from $272.5 million at December 31, 2014 to $274.3 million at December 31, 2015. We continue to maintain a strong capital base as evidenced by a risk-based capital ratio of 17.25% and tangible common equity ratio of 6.99% at December 31, 2015 compared to 17.76% and 7.38%, respectively, at December 31, 2014. All of our regulatory capital ratios significantly exceed the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

For 2015, we realized net income of $9.1 million, or $0.53 per diluted share compared to $9.3 million, or $0.53 per diluted share, in 2014, and $6.0 million, or $0.35 per diluted share in 2013.

The decrease in earnings for 2015 was attributable to higher noninterest expense of $0.9 million and higher income taxes of $2.8 million, partially offset by a $1.7 million increase in net interest income, higher noninterest income of $1.5 million, and a lower loan loss provision of $0.3 million.

The increase in earnings for 2014 as compared to 2013 reflects lower noninterest expense of $7.0 million, a lower loan loss provision of $1.6 million, and lower income taxes of $0.4 million, partially offset by lower net interest income of $3.1 million and noninterest income of $2.6 million.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1

CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands, Except Per Share Data)	2015	2014	2013
Interest Income	$79,658	$78,221	$82,152
Taxable Equivalent Adjustments	638	494	583
Total Interest Income (FTE)	80,296	78,715	82,735
Interest Expense	3,307	3,580	4,416
Net Interest Income (FTE)	76,989	75,135	78,319
Provision for Loan Losses	1,594	1,905	3,472
Taxable Equivalent Adjustments	638	494	583
Net Interest Income After Provision for Loan Losses	74,757	72,736	74,264
Noninterest Income	54,091	52,536	55,111
Noninterest Expense	115,273	114,358	121,405
Income Before Income Taxes	13,575	10,914	7,970
Income Tax Expense	4,459	1,654	1,925
Net Income	$9,116	$9,260	$6,045

Basic Net Income Per Share	$0.53	$0.53	$0.35
Diluted Net Income Per Share	$0.53	$0.53	$0.35

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

In 2015, our taxable equivalent net interest income increased $1.9 million, or 2.5%.  This follows a decrease of $3.2 million, or 4.1%, in 2014, and a decrease of $6.6 million, or 7.8%, in 2013.  The increase in tax equivalent net interest income for 2015 as compared 2014 reflects a positive shift in earning asset mix due to growth in the loan and investment portfolios, partially offset by unfavorable loan repricing. The decrease in our taxable equivalent net interest income in 2014 as compared to 2013 was primarily driven by declines in loan income attributable to lower average portfolio balances and unfavorable asset repricing, which was partially offset by reductions in interest expense. The lower interest expense is primarily attributable to declines in certificates of deposit balances and reflects favorable repricing in all interest-bearing deposit categories.

For 2015, taxable equivalent interest income increased $1.6 million, or 2.0%, over 2014. In 2014, taxable equivalent interest income declined $4.0 million, or 4.9%, from 2013. In 2015, the increase was primarily due to higher balances in the loan and investment portfolios, partially offset by lower yields on new loan production and loan portfolio repricing. The decrease in 2014 was specifically attributable to both the shift in earning asset mix and lower yields. The declining loan portfolio resulted in the higher yielding interest earning assets being replaced with lower yielding federal funds or investment securities.

These factors produced a seven basis point decline in the yield on interest earning assets, which decreased from 3.52% in 2014 to 3.45% in 2015. This compares to a 22 basis point decline from 2014 to 2013.

Interest expense decreased $273,000, or 7.6%, from 2014 to 2015, and $836,000, or 18.9%, from 2013 to 2014.  The lower cost of funds for both years was a result of both certificates of deposit repricing to lower rates and rate reductions on deposit products.  The rate reductions on deposits reflect our response to a historically low interest rate environment and desire to continue our focus on core banking relationships. The average rate paid on interest-bearing liabilities decreased two basis points from 2014 to 2015, and declined five basis points from 2013 to 2014, reflecting the factors mentioned above.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased four basis points in 2015 compared to 2014 and declined 17 basis points in 2014 compared to 2013.  The decrease in both years was primarily attributable to the adverse impact of lower rates and a change in the mix of interest earning assets, which more than offset the repricing of our deposit base.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) of 3.31% in 2015 was five basis points lower than the 3.36% recorded in 2014. The net interest margin in 2014 was 18 basis points lower than the 3.54% reported in 2013. In 2015, the yield on earning assets declined seven basis points compared to 2014, and was partially offset by a decline in the cost of funds of two basis points. In 2014, compared to 2013, the yield on earning assets declined 22 basis points and was partially offset by a decline in the cost of funds of four basis points.

The net interest margin for the fourth quarter of 2015 was 3.37%, an increase of six basis points over the third quarter of 2015, and a decrease of six basis points from the fourth quarter of 2014. The increase in the margin compared to the third quarter was primarily attributable to the recognition of deferred interest on a loan that paid off during the quarter, and to a lesser degree, an increase in the rate received on overnight funds which occurred later in the fourth quarter.

Net interest income increased for the third straight quarter and was higher than the fourth quarter of 2014. Historically low interest rates and increased competition for loans continue to put pressure on loan yields, partially offsetting the favorable impact attributable to growth in the loan and investment portfolios.

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

Table 2

AVERAGE BALANCES AND INTEREST RATES

	2015			2014			2013
(Taxable Equivalent Basis - Dollars in Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,474,833	$73,436	4.98%	$1,414,000	$73,637	5.21%	$1,450,806	$78,484	5.41%
Taxable Investment Securities	530,297	5,223	0.98	362,393	3,423	0.91	232,173	2,344	0.94
Tax-Exempt Investment Securities(2)	81,748	1,005	1.23	91,324	722	0.79	108,042	830	0.76
Funds Sold	237,976	632	0.27	369,906	933	0.25	422,665	1,077	0.25
Total Earning Assets	2,324,854	80,296	3.45%	2,237,623	78,715	3.52%	2,213,686	82,735	3.74%
Cash & Due From Banks	48,195			45,367			49,978
Allowance for Loan Losses	(15,876)			(21,234)			(28,167)
Other Assets	302,144			302,420			333,165
TOTAL ASSETS	$2,659,317			$2,564,176			$2,568,662

LIABILITIES
NOW Accounts	$747,297	$254	0.03%	$715,846	$318	0.04%	$719,493	$482	0.07%
Money Market Accounts	257,920	134	0.05	273,092	190	0.07	284,245	211	0.07
Savings Accounts	255,397	126	0.05	227,215	112	0.05	203,864	101	0.05
Other Time Deposits	186,944	430	0.23	206,136	479	0.23	231,354	637	0.28
Total Interest Bearing Deposits	1,447,558	944	0.07%	1,422,289	1,099	0.08%	1,438,956	1,431	0.10%
Short-Term Borrowings	58,481	59	0.10	44,403	78	0.18	53,922	235	0.44
Subordinated Notes Payable	62,887	1,368	2.14	62,887	1,328	2.08	62,887	1,420	2.23
Other Long-Term Borrowings	29,698	936	3.15	33,727	1,075	3.19	41,077	1,330	3.24
Total Interest Bearing Liabilities	1,598,624	3,307	0.21%	1,563,306	3,580	0.23%	1,596,842	4,416	0.28%
Noninterest Bearing Deposits	715,883			671,188			631,117
Other Liabilities	69,666			46,603			89,276
TOTAL LIABILITIES	2,384,173			2,281,097			2,317,235

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	275,144			283,079			251,427

TOTAL LIABILITIES & EQUITY	$2,659,317			$2,564,176			$2,568,662

Interest Rate Spread			3.25%			3.29%			3.46%
Net Interest Income		$76,989			$75,135			$78,319
Net Interest Margin(3)			3.31%			3.36%			3.54%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $1.4 million for 2015, $1.6 million for 2014 and 2013.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.
35

Table 3

RATE/VOLUME ANALYSIS (1)

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Volume	Rate	Total	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$(201)	$3,168	$(3,369)	$(4,847)	$(1,991)	$(2,856)
Investment Securities:
Taxable	1,800	1,586	214	1,079	1,315	(236)
Tax-Exempt(2)	283	(76)	359	(108)	(128)	20
Funds Sold	(301)	(333)	32	(144)	(134)	(10)
Total	1,581	4,345	(2,764)	(4,020)	(938)	(3,082)

Interest Bearing Liabilities:
NOW Accounts	(64)	14	(78)	(164)	(2)	(162)
Money Market Accounts	(56)	(11)	(45)	(21)	(8)	(13)
Savings Accounts	14	14	—	11	12	(1)
Time Deposits	(49)	(45)	(4)	(158)	(69)	(89)
Short-Term Borrowings	(19)	25	(44)	(157)	(41)	(116)
Subordinated Notes Payable	40	—	40	(92)	—	(92)
Other Long-Term Borrowings	(139)	(128)	(11)	(255)	(238)	(17)
Total	(273)	(131)	(142)	(836)	(346)	(490)

Changes in Net Interest Income	$1,854	$4,476	$(2,622)	$(3,184)	$(592)	$(2,592)

(1)	This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for interest earning assets and interest-bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

Provision for Loan Losses

The provision for loan losses was $1.6 million in 2015 compared to $1.9 million in 2014 and $3.5 million in 2013. The decline in the provision for all periods reflects favorable problem loan migration, lower loan losses, and overall improvement in key credit metrics, partially offset by growth in the loan portfolio. We discuss these trends in further detail below under Risk Element Assets and Allowance for Loan Losses.

Noninterest Income

Noninterest income totaled $54.1 million in 2015, $52.5 million in 2014, and $55.1 million in 2013. For 2015, the $1.5 million, or 3.0%, increase over 2014 reflects higher other income of $1.7 million, mortgage banking fees $1.5 million, and bank card fees of $0.4 million, partially offset by lower deposit fees of $1.7 million, wealth management fees of $0.3 million and data processing fees of $0.1 million. Stronger new home purchase originations drove the increase in mortgage banking fees. The receipt of bank owned life insurance (“BOLI”) proceeds drove the increase in other income. Lower overdraft fees drove the reduction in deposit fees.

For 2014, the $2.6 million, or 4.7%, decrease from 2013 reflects lower deposit fees of $0.9 million, data processing fees of $1.1 million, wealth management fees of $0.4 million and mortgage banking fees of $0.5 million, partially offset by higher bank card fees of $0.1 million and other income of $0.2 million. Lower overdraft fees drove the reduction in deposit fees. The termination of a large government processing contract drove the decline in data processing fees. Wealth management declined due to a lower level of client trading activity as well as strong new retail investment product sales in 2013. Lower refinancing activity drove the reduction in mortgage banking fees.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 41.47% in 2015, 41.30% in 2014, and 41.48% in 2013.

The table below reflects the major components of noninterest income.

(Dollars in Thousands)	2015	2014	2013
Deposit Fees	$22,608	$24,320	$25,254
Bank Card Fees	11,278	10,892	10,786
Wealth Management Fees	7,533	7,808	8,179
Mortgage Banking Fees	4,539	3,082	3,534
Data Processing Fees	1,472	1,543	2,674
Other	6,661	4,891	4,684
Total Noninterest Income	$54,091	$52,536	$55,111

Various significant components of noninterest income are discussed in more detail below.

Deposit Fees. For 2015, deposit service charge fees totaled $22.6 million compared to $24.3 million in 2014 and $25.3 million in 2013. The $1.7 million, or 7.01%, decrease in 2015 and the $0.9 million, or 3.7% decrease in 2014, were due to a lower level of overdraft fees primarily reflecting improved financial management by our clients and to a lesser extent a reduction in the number of accounts utilizing our overdraft service.

Bank Card Fees. Bank card fees totaled $11.3 million in 2015 compared to $10.9 million in 2014 and $10.8 million in 2013. The $0.4 million, or 3.5% increase in 2015 and the slight increase in 2014 reflects higher card activity and average ticket amount by our clients.

Wealth Management Fees. Wealth management fees including both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $7.5 million in 2015 compared to $7.8 million in 2014 and $8.2 million in 2013. The $0.3 million, or 3.5%, decrease in 2015 was primarily attributable to lower fees from our retail brokerage business generally reflective of a lower level of assets under management. The $0.4 million, or 4.5%, decrease in 2014 was primarily attributable to lower fees from our retail brokerage business reflective of very strong new retail investment product sales in 2013. At December 31, 2015, total assets under management were approximately $1.139 billion compared to $1.278 billion at December 31, 2014 and $1.259 billion at December 31, 2013.

Mortgage Banking Fees. Mortgage banking fees totaled $4.5 million in 2015 compared to $3.1 million in 2014 and $3.5 million in 2013. The $1.4 million, or 47.3%, increase in 2015 was primarily due to strong new home purchase originations. The $0.4 million, or 12.8%, decrease in 2014 was driven by a slowdown in refinance activity, but was partially offset by a higher margin realized for sold loans. Refinancing activity represented 18% of our loan production in 2015 compared to 14% and 32% for 2014 and 2013, respectively. Market conditions, housing activity, the level of interest rates and the percent of our fixed-rate production have significant impacts on our mortgage banking fees.

Data Processing Fees. For 2015 and 2014, data processing fees totaled $1.5 million. For 2013, data processing fees totaled $2.7 million. The decrease in 2014 was attributable to the termination of a large government processing contract that began migrating to another processor in mid-2013, completing the transition in mid-2014. We currently maintain processing arrangements with three banks and two government agencies.

Other. Other noninterest income totaled $6.7 million in 2015 compared to $4.9 million in 2014 and $4.7 million in 2013. The increase in 2015 reflects the receipt of BOLI proceeds. The increase in 2014 was due to higher bank owned life insurance income and working capital financing fees.

Noninterest Expense

Noninterest expense totaled $115.3 million in 2015 compared to $114.4 million in 2014 and $121.4 million in 2013. For 2015, the $0.9 million, or 0.8%, increase was attributable to higher compensation expense of $3.2 million, partially offset by lower OREO expense of $1.8 million, other expense (excluding OREO expenses) of $0.4 million and occupancy expense of $0.1 million. The increase in compensation expense was primarily due to an increase in associate benefit expense (primarily pension expense) partially offset by lower salary expense (primarily deferred loan costs and incentive plan expense). The reduction in OREO expense was primarily attributable to lower property valuation adjustments and to a lesser extent lower property carrying costs. The decrease in other expense was primarily attributable to lower legal fees, postage costs, and FDIC insurance fees, partially offset by higher processing costs. Lower technology equipment costs and maintenance costs for premises/FF&E drove the decrease in occupancy expense.

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

Our operating efficiency ratio (expressed as noninterest expense as a percent of taxable equivalent net interest income plus noninterest income) was 87.94%, 89.68% and 91.09% in 2015, 2014 and 2013, respectively. Higher operating revenues (primarily net interest income and BOLI proceeds) drove the improvement in the ratio for 2015 and lower noninterest expense (primarily lower pension and OREO expense) drove the improvement in the ratio for 2014.

Expense management is an important part of our culture and strategic focus and we will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

(Dollars in Thousands)	2015	2014	2013
Salaries	$48,263	$48,896	$48,584
Associate Benefits	17,151	13,319	17,543
Total Compensation	65,414	62,215	66,127

Premises	9,015	9,126	8,863
Equipment	8,723	8,692	8,468
Total Occupancy	17,738	17,818	17,331

Legal Fees	2,506	3,187	3,663
Professional Fees	3,788	3,732	4,304
Processing Services	6,540	6,062	5,396
Advertising	1,391	1,461	1,719
Travel and Entertainment	901	900	870
Printing and Supplies	825	865	994
Telephone	1,976	1,903	1,891
Postage	996	1,147	1,309
Insurance – Other	2,737	2,934	4,144
Other Real Estate	4,971	6,811	8,234
Miscellaneous	5,490	5,323	5,423
Total Other Expense	32,121	34,325	37,947

Total Noninterest Expense	$115,273	$114,358	$121,405

Various significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $65.4 million in 2015, $62.2 million in 2014, and $66.1 million in 2013. For 2015, the $3.2 million, or 5.1%, increase from 2014 was attributable to higher associate benefit expense of $3.8 million partially offset by lower salary expense of $0.6 million. The increase in associate benefit expense reflects higher pension plan expense of $4.0 million and associate insurance expense of $0.2 million, partially offset by lower stock compensation expense of $0.4 million. The higher level of pension plan expense was attributable to the utilization of a lower discount rate (attributable to lower long-term rates at the end of 2014) for determining pension plan liabilities. Revision to the mortality tables used to calculate pension plan liabilities also contributed to the increase, but to a lesser extent. Pension plan expense is determined by an external actuarial valuation based on assumptions that are evaluated annually, taking into consideration both current market conditions and anticipated long-term market conditions. A discussion of the sensitivity to these assumptions is detailed in the Critical Accounting Policy section of this report. Rising health care costs contributed to the increase in associate insurance expense. A lower level of goal achievement for both our executive and company-wide stock incentive plans drove the reduction in stock compensation expense. The decrease in salary expense was attributable to higher deferred loan cost amortization (which is accounted for as a credit offset to salary expense), partially offset by higher associate salary expense reflective of merit raises given during the year.

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

Occupancy. Occupancy expense (including premises and equipment) totaled $17.7 million for 2015, $17.8 million for 2014, and $17.3 million for 2013. For 2015, the $0.1 million, or 0.5%, decrease from 2014 reflects lower premises expense, primarily lower building maintenance and repair costs. For 2014, the $0.5 million, or 2.8%, increase over 2013 reflects higher premises expense of $0.3 million and equipment expense of $0.2 million. Higher building maintenance costs, partially attributable to non-recurring expenditures, drove the increase in premises expense. Higher maintenance contract costs reflective of security and technology upgrades drove the majority of the increase in equipment expense.

Other. Other noninterest expense totaled $32.1 million in 2015, $34.3 million in 2014, and $37.9 million in 2013. For 2015, the $2.2 million, or 6.4%, decrease from 2014 was primarily attributable to lower OREO expense of $1.8 million, FDIC insurance fees of $0.2 million and legal fees of $0.7 million, partially offset by an increase in processing services of $0.5 million. Lower property valuation adjustments, and to a lesser extent lower property carrying costs, drove the decrease in OREO expense. The decrease in FDIC insurance fees was attributable to a favorable premium adjustment due to our improved financial performance. Legal fees declined due to a lower level of legal support needed for problem loan resolutions. Higher costs related to our new online banking platform put in place early in 2015 drove the increase in processing services.

For 2014, the $3.6 million, or 9.5%, decrease from 2013 was primarily attributable to lower OREO expense of $1.4 million, FDIC insurance fees of $1.2 million, legal fees of $0.5 million, and professional fees of $0.6 million. Lower property carrying costs driven by strong property sales during the year as well as a reduction in property valuation adjustments reflective of improving property values were the primary reasons for the reduction in OREO expense. The decrease in FDIC insurance fees was attributable to a favorable premium adjustment due to our improved financial performance. Legal fees declined due to a lower level of legal support needed for problem loan resolutions. Lower audit and consulting costs drove the reduction in professional fees.

Income Taxes

For 2015, we realized income tax expense of $4.5 million (effective tax rate of 32.8%) compared to income tax expense of $1.7 million (effective tax rate of 15.2%) in 2014 and income tax expense of $1.9 million (effective tax rate of 24.2%) in 2013. Receipt of the aforementioned BOLI proceeds in 2015 was tax-exempt; therefore our effective tax rate was favorably impacted. Income taxes for 2014 were favorably impacted by a $2.2 million state tax benefit attributable to an adjustment in our reserve for uncertain tax positions associated with the full resolution of prior year matters. The tax provision for 2013 was favorably affected by the resolution of state tax contingencies totaling approximately $0.8 million. Absent future discrete events, we anticipate our effective income tax rate to be within a range of 34%-35%.

FINANCIAL CONDITION

Average assets totaled approximately $2.659 billion for the year 2015, an increase of $95.1 million, or 3.7%, over 2014.  Average interest earning assets were approximately $2.325 billion, representing an increase of $87.2 million, or 3.9%, over 2014.   Year-over-year, average overnight funds decreased $131.9 million, while investment securities increased $158.3 million and average gross loans were higher by $60.8 million.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our interest earning assets over the last three years.

Loans

In 2015, average loans increased $60.8 million, or 4.3%, compared to a decrease of $36.8 million, or 2.5%, in 2014. Loans as a percentage of average earning assets improved to 63.4% in 2015, an increase over 2014 levels of 63.2%, and a decline from 2013 at 65.5%. Year-over-year average balances in the loan portfolio experienced increases in all loan types except commercial and residential mortgages. Earlier in the year, growth in loans was driven primarily by auto loans, whereas in recent quarters the growth has been broader based, including commercial, tax-free, construction, home equity as well as consumer.

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

Table 4

SOURCES OF EARNING ASSET GROWTH

	2014 to	Percentage	Components of
	2015	Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2015	2014	2013
Loans:
Commercial, Financial, and Agricultural	$24,929	29.0%	6.8%	5.9%	5.8%
Real Estate – Construction	4,841	6.0	2.0	1.8	1.9
Real Estate – Commercial Mortgage	(11,137)	(13.0)	21.7	23.1	26.2
Real Estate – Residential	(12,322)	(14.0)	13.0	14.1	14.5
Real Estate – Home Equity	2,782	3.0	9.9	10.1	10.5
Consumer	51,740	59.0	10.1	8.2	6.8
Total Loans	$60,833	70.0%	63.5%	63.2%	65.7%

Investment Securities:
Taxable	$167,903	192.0%	22.8%	16.2%	10.5%
Tax-Exempt	(9,575)	(11.0)	3.5	4.1	4.9
Total Securities	158,328	181.0	26.3	20.3	15.4

Funds Sold	(131,930)	(151.0)	10.2	16.5	18.9

Total Earning Assets	$87,231	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio increased to 68.2% in 2015 from 67.5% in 2014. The higher loan-to-deposit ratio reflects an increase in average loan balances relative to the growth in average deposits.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5. Table 6 arrays our total loan portfolio as of December 31, 2015, by maturity period. As a percentage of the total portfolio, loans with fixed interest rates represented 34.3% as of December 31, 2015, compared to 32.2% on December 31, 2014. The higher ratio was primarily due to increases in consumer indirect and tax-free loans, which while having a fixed rate, typically have a shorter duration.

Table 5

LOANS BY CATEGORY

(Dollars in Thousands)	2015	2014	2013	2012	2011
Commercial, Financial and Agricultural	$179,816	$136,925	$126,607	$139,850	$130,879
Real Estate – Construction(1)	47,402	43,472	36,187	43,740	26,367
Real Estate – Commercial Mortgage	499,813	510,120	533,871	613,625	639,140
Real Estate – Residential(1)	301,299	304,781	315,582	329,947	399,371
Real Estate – Home Equity	233,901	229,572	227,922	236,263	244,263
Consumer	241,676	217,192	159,500	157,877	188,663
Total Loans, Net of Unearned Income	$1,503,907	$1,442,062	$1,399,669	$1,521,302	$1,628,683

(1)	Includes loans held for sale.

Table 6

LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$50,251	$99,508	$30,057	$179,816
Real Estate – Construction	36,599	8,520	2,283	47,402
Real Estate – Commercial Mortgage	54,745	92,905	352,163	499,813
Real Estate – Residential	24,029	39,246	238,024	301,299
Real Estate – Home Equity	1,670	50,801	181,430	233,901
Consumer(1)	12,496	222,930	6,250	241,676
Total	$179,790	$513,910	$810,207	$1,503,907

Loans with Fixed Rates	$79,075	$371,217	$65,566	$515,858
Loans with Floating or Adjustable Rates	100,715	142,693	744,641	988,049
Total	$179,790	$513,910	$810,207	$1,503,907

(1)	Demand loans and overdrafts are reported in the category of one year or less.

Risk Element Assets

Risk element assets consist of nonaccrual loans, OREO, TDRs, past due loans, potential problem loans, and loan concentrations. Table 7 depicts certain categories of our risk element assets as of December 31st for each of the last five years. Activity within our nonperforming asset portfolio is provided below in Table 8.

Nonperforming assets (nonaccrual loans and OREO) totaled $29.6 million at December 31, 2015 compared to $52.4 million at December 31, 2014. Nonaccrual loans totaled $10.3 million at December 31, 2015, a decrease of $6.5 million from December 31, 2014, reflective of loan resolutions (charge-offs, transfer of loans to OREO, and payments) and loans restored to an accrual status, which outpaced gross additions. Gross additions declined by approximately $7 million and $22 million in 2015 and 2014, respectively. The balance of OREO totaled $19.3 million at December 31, 2015, a decrease of $16.4 million from December 31, 2014. We again realized good progress in 2015 disposing of OREO properties totaling $20.2 million compared to $23.8 million in 2014. Nonperforming assets represented 1.06% of total assets at December 31, 2015 compared to 2.00% at December 31, 2014.

We continue to allocate significant resources to reduce our level of nonperforming assets, while mitigating losses and 2015 was another productive year in this respect as total nonperforming assets declined by $22.8 million, or 44%.

Table 7

RISK ELEMENT ASSETS

(Dollars in Thousands)	2015	2014	2013	2012	2011
Nonaccruing Loans:
Commercial, Financial and Agricultural	$96	$507	$188	$1,069	$755
Real Estate – Construction	97	424	426	4,071	334
Real Estate – Commercial Mortgage	4,191	5,806	25,227	41,045	42,820
Real Estate – Residential	4,739	6,737	6,440	13,429	25,671
Real Estate – Home Equity	1,017	2,544	4,084	4,034	4,283
Consumer	165	751	599	574	1,160
Total Nonperforming Loans (“NPLs”)(1)	$10,305	$16,769	$36,964	$64,222	$75,023
Other Real Estate Owned	19,290	35,680	48,071	53,426	62,600
Total Nonperforming Assets (“NPAs”)	$29,595	$52,449	$85,035	$117,648	$137,623
Past Due Loans 30 – 89 Days	$5,775	$6,792	$7,746	$9,934	$19,425
Past Due Loans 90 Days or More (accruing)	—	—	—	—	224
Performing Troubled Debt Restructurings	$35,634	$44,409	$44,764	$47,474	$37,675

Nonperforming Loans/Loans	0.69%	1.16%	2.64%	4.22%	4.61%
Nonperforming Assets/Total Assets	1.06	2.00	3.26	4.47	5.21
Nonperforming Assets/Loans Plus OREO	1.94	3.55	5.87	7.47	8.14
Allowance/Nonperforming Loans	135.40%	104.60%	62.48%	45.42%	41.37%

(1)	Nonaccrual TDRs totaling $2.7 million, $2.2 million and $11.0 million are included in nonaccrual/NPL totals for December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

Table 8

NONPERFORMING ASSET ACTIVITY

(Dollars in Thousands)	2015	2014
NPA Beginning Balance:	$52,449	$85,035
Change in Nonaccrual Loans:
Beginning Balance	16,769	36,964
Additions	15,715	22,466
Charge-Offs	(4,726)	(8,857)
Transferred to OREO	(4,627)	(13,888)
Paid Off/Payments	(6,293)	(9,639)
Restored to Accrual	(6,533)	(10,277)
Ending Balance	10,305	16,769

Change in OREO:
Beginning Balance	35,680	48,071
Additions(1)	5,752	15,271
Valuation Write-downs	(1,713)	(3,142)
Sales	(20,155)	(23,791)
Other	(274)	(729)
Ending Balance	19,290	35,680

NPA Net Change	(22,854)	(32,586)
NPA Ending Balance	$29,595	$52,449

(1)	The difference in OREO additions and nonaccrual loans transferred to OREO represents loans migrating to OREO status that were not in a nonaccrual status in a prior period.

Nonaccrual Loans. Nonaccrual loans totaled $10.3 million at December 31, 2015, a decrease of $6.5 million from December 31, 2014. Gross additions to nonaccrual status during 2015 totaled $15.7 million compared to $22.5 million in 2014. All loan categories had a year-over-year decrease in nonaccrual loans with residential real estate seeing the largest decline.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or management deems the collectability of the principal and interest to be doubtful. Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income. Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. If interest on our loans classified as nonaccrual during 2015 had been recognized on a fully accruing basis, we would have recorded an additional $0.9 million of interest income for the year ended December 31, 2015.

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

OREO totaled $19.3 million at December 31, 2015 versus $35.7 million at December 31, 2014. During 2015, we added properties totaling $5.8 million and partially or completely liquidated properties totaling $20.2 million. Revaluation adjustments for OREO properties during 2015 totaled $1.7 million and were charged to noninterest expense when realized. For 2014, we added properties totaling $15.3 million and partially or completely liquidated properties totaling $23.8 million. Revaluation adjustments for OREO properties during 2014 totaled $3.1 million and were charged to noninterest expense when realized.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2015	2014
Lots/Land	$11,718	$19,405
Residential 1-4	2,221	4,430
Commercial Building	4,137	10,197
Other	1,214	1,648
Total OREO	$19,290	$35,680

Troubled Debt Restructurings. TDRs are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified and deemed a concession to the borrower. From time to time we will modify a loan as a workout alternative. Most of these instances involve a principal moratorium, extension of the loan term, or interest rate reduction.

Loans classified as TDRs at December 31, 2015 totaled $38.3 million compared to $49.2 million at December 31, 2014. Accruing TDRs made up approximately $35.6 million, or 93%, of our TDR portfolio at December 31, 2015 of which $1.1 million was over 30 days past due. The weighted average rate for the loans within the accruing TDR portfolio is 5.3%. During 2015, we modified 43 loan contracts totaling approximately $3.3 million. Our TDR default rate (default balance as a percentage of average TDRs) during 2015 and 2014 was 4% and 16%, respectively.

The composition of our TDR portfolio as of December 31 is provided in the table below.

	2015		2014
(Dollars in Thousands)	Accruing	Nonaccruing(1)	Accruing	Nonaccruing(1)
Commercial, Financial and Agricultural	$897	$—	$838	$266
Real Estate – Construction	—	—	—	—
Real Estate – Commercial Mortgage	16,621	1,070	26,565	1,591
Real Estate – Residential	14,979	1,582	14,940	2,531
Real Estate – Home Equity	2,914	—	1,856	356
Consumer	223	35	211	—
Total TDRs	$35,634	$2,687	$44,410	$4,744

(1)	Nonaccruing TDRs are included in nonaccrual/NPL totals and NPA/NPL ratio calculations.

Activity within our TDR portfolio is provided in the table below.

(Dollars in Thousands)	2015	2014
TDR Beginning Balance:	$49,154	$58,543
Additions	3,317	4,978
Charge-Offs	(1,580)	(2,410)
Paid Off/Payments	(6,084)	(6,689)
Removal Due to Change in TDR Status	(4,906)	(73)
Defaults	(1,580)	(5,195)
TDR Ending Balance	$38,321	$49,154

Past Due Loans. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due. Past due loans at December 31, 2015 totaled $5.8 million compared to $6.8 million at December 31, 2014.

Potential Problem Loans. Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms. At December 31, 2015, we had $3.6 million in loans of this type which are not included in either of the nonaccrual, TDR or 90 day past due loan categories compared to $6.4 million at December 31, 2014. Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations. Loan concentrations exist when there are amounts loaned to multiple borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans. Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the loan portfolio has historically been secured with real estate, approximately 72% at December 31, 2015 and 75% at December 31, 2014. The primary types of real estate collateral are commercial properties and 1-4 family residential properties. At December 31, 2015, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 33.2% and 35.6%, respectively, of the total loan portfolio.

The following table summarizes our real estate loan portfolio as segregated by the type of property. Property type concentrations are stated as a percentage of December 31st total real estate loans.

	2015		2014
	Investor Real Estate	Owner Occupied Real Estate	Investor Real Estate	Owner Occupied Real Estate
Vacant Land, Construction, and Land Development	10.5%	—	10.0%	—
Improved Property	22.2	67.3%	22.0	68.0%
Total Real Estate Loans	32.7%	67.3%	32.0%	68.0%

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-collection than certain segments of the investor category. Approximately 68% of the land/construction category was secured by residential real estate at December 31, 2015.

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

For 2015, our net charge-offs totaled $5.2 million, or 0.35%, of average loans, compared to $7.5 million, or 0.53%, for 2014, and $9.5 million, or 0.66%, for 2013. The decrease in 2015 was primarily attributable to a $2.5 million decline in commercial real estate loan charge-offs. Lower residential and construction loan charge-offs of $1.6 million and $1.1 million, respectively, drove the decrease in net charge-offs in 2014. At December 31, 2015, the allowance for loan losses of $14.0 million was 0.93% of outstanding loans (net of overdrafts) and provided coverage of 135% of nonperforming loans compared to 1.22% and 105%, respectively, at December 31, 2014, and 1.65% and 62%, respectively, at December 31, 2013.

Table 10 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years.

The reduction in the allowance for loan losses from both periods December 31, 2014 to December 31, 2015 and December 31, 2013 to December 31, 2014, was primarily attributable to a decline in general reserves reflective of slower problem loan migration and continued improvement in credit quality metrics. A decrease in our impaired loan balance and related reserves contributed to a lesser extent and reflects slower inflow and successful resolutions, as well as lower loss content. During 2015, growth in the loan portfolio and related general reserves partially offset the aforementioned reductions due to favorable problem loan migration. It is management’s opinion that the allowance at December 31, 2015 is adequate to absorb probable losses inherent in the loan portfolio.

Table 9

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)	2015		2014		2013		2012		2011
Balance at Beginning of Year	$17,539		$23,095		$29,167		$31,035		$35,436
Charge-Offs:
Commercial, Financial and Agricultural	1,029		871		748		822		1,843
Real Estate – Construction	—		28		1,070		629		114
Real Estate – Commercial	1,250		3,788		3,651		6,031		6,713
Real Estate – Residential	1,852		2,160		3,835		9,719		11,870
Real Estate – Home Equity	1,403		1,379		1,159		2,896		2,727
Consumer	1,901		1,820		1,751		2,125		2,924
Total Charge-Offs	7,435		10,046		12,214		22,222		26,191

Recoveries:
Commercial, Financial and Agricultural	239		214		209		290		387
Real Estate – Construction	—		9		1		43		14
Real Estate – Commercial	183		468		363		682		251
Real Estate – Residential	705		752		838		1,291		478
Real Estate – Home Equity	136		141		294		399		214
Consumer	992		1,001		965		1,483		1,450
Total Recoveries	2,255		2,585		2,670		4,188		2,794

Net Charge-Offs	5,180		7,461		9,544		18,034		23,397

Provision for Loan Losses	1,594		1,905		3,472		16,166		18,996

Balance at End of Year	$13,953		$17,539		$23,095		$29,167		$31,035

Ratio of Net Charge-Offs to Average Loans Outstanding	0.35%		0.53%		0.66%		1.16%		1.39%

Allowance for Loan Losses as a Percent of Loans at End of Year	0.93%		1.22%		1.65%		1.93%		1.91%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	2.69	x	2.35	x	2.42	x	1.62	x	1.33	x
45

Table 10

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2015		2014		2013		2012		2011
(Dollars in Thousands)	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans
Commercial, Financial and Agricultural	$905	12.0%	$784	9.5%	$699	9.0%	$1,253	9.2%	$1,534	8.0%
Real Estate:
Construction	101	3.1	843	3.0	1,580	2.6	2,856	2.9	1,133	1.6
Commercial	4,498	33.2	5,287	35.4	7,710	38.1	11,081	40.3	10,660	39.2
Residential	4,409	20.0	6,520	21.1	9,073	22.6	8,678	21.7	12,518	24.5
Home Equity	2,473	15.6	2,882	15.9	3,051	16.3	2,945	15.5	2,392	15.0
Consumer	1,567	16.1	1,223	15.1	982	11.4	1,327	10.4	1,887	11.7
Not Allocated	—	—	—	—	—	—	1,027	—	911	—

Total	$13,953	100.0%	$17,539	100.0%	$23,095	100.0%	$29,167	100.0%	$31,035	100.0%

Investment Securities

In 2015, our average investment portfolio increased $158.3 million, or 34.9%, from 2014 and increased $113.5 million, or 33.4%, from 2013 to 2014.  As a percentage of average earning assets, the investment portfolio represented 26.3% in 2015, compared to 20.3% in 2014.  In both 2014 and 2015, we strategically grew the portfolio to better deploy our liquidity. In 2016, we will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). In 2014 and 2015, securities were purchased under both the AFS and HTM designations. As of December 31, 2015, $451.0 million, or 70.6% of the investment portfolio was classified as AFS, with the remaining $187.9 million, or 29.4%, classified as HTM.

In 2015, average taxable investments increased $114.9 million, or 26.8%, while tax-exempt investments increased $24.7 million, or 35.3%.  Both taxable and tax-exempt investments increased as part of our overall investment strategy in 2015. Short-term, high quality tax-exempt and taxable bonds offered attractive yields during the year, resulting in favorable repricing in the investment portfolio. Management will continue to purchase municipal issues as they become available and when it considers the yield to be attractive.

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

At December 31, 2015, there were 295 positions (combined AFS and HTM) with unrealized losses totaling $1.2 million. Of the 295 positions, 134 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 134 positions, there were 22 GNMA positions and 22 SBA positions in an unrealized loss position for longer than 12 months, and have unrealized losses of $222,000 and $63,000, respectively. There were 141 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. 14 of these positions were in an unrealized loss position for longer than 12 months, and had unrealized loss of $13,000. The remaining 20 securities were government agency bonds, which have been in an unrealized loss position for less than 12 months, with an unrealized loss of $116,000. None of the positions with unrealized losses are considered impaired, and all are expected to mature at par.

The average maturity of the total portfolio at December 31, 2015 and 2014 was 1.85 and 2.17 years, respectively. Balances increased primarily in U.S. Treasury and municipal bonds, with the remaining asset classes being unchanged or lower compared to the prior year. The decline in average life of the investment portfolio occurred primarily in U.S. Treasuries, as the natural aging of these investments shortened the overall portfolio. We continue to invest in short-duration, high quality bonds. See Table 11 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2015 was 1.08% versus 1.00% in 2014. This higher yield reflects the reinvestment of proceeds at slightly higher market rates during 2015.  The Company’s bond portfolio contained no investments in obligations, other than U.S. Governments, of any state, municipality, political subdivision or any other issuer that exceed 10% of our shareowners’ equity at December 31, 2015.

Table 11 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield at December 31.

Table 11

INVESTMENT SECURITIES BY CATEGORY

	2015		2014		2013
(Dollars in Thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for Sale
U.S. Government Treasury	$250,346	39.2%	$186,031	36.8%	$71,833	18.0%
U.S. Government Agency	101,824	15.9	96,097	19.0	75,146	18.8
States and Political Subdivisions	88,362	13.8	48,388	9.6	91,753	23.0
Mortgage-Backed Securities	1,901	0.3	2,287	0.5	2,795	0.7
Equity Securities	8,595	1.3	8,745	1.7	9,893	2.4
Total	451,028	70.6	341,548	67.6	251,420	62.9

Held to Maturity
U.S. Government Treasury	134,554	21.1	76,179	3.9	43,533	4.0
U.S. Government Agency	10,043	1.6	19,807	15.1	15,794	10.9
States and Political Subdivisions	15,693	2.5	26,716	5.3	33,216	13.9
Mortgage-Backed Securities	27,602	4.3	40,879	8.1	55,668	8.3
Total	187,892	29.4	163,581	32.4	148,211	37.1

Total Investment Securities	$638,920	100%	$505,129	100%	$399,631	100%
47

Table 12

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within 1 year		1 - 5 years		5 - 10 years		After 10 years		Total
(Dollars in Thousands)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)
Available for Sale
U.S. Government Treasury	$64,342	0.59%	$186,004	1.02%	$—	—%	$—	—%	$250,346	0.89%
U.S. Government Agency	9,161	0.94	92,663	0.90	—	—	—	—	101,824	0.90
States and Political Subdivisions	16,878	0.81	71,484	1.46	—	—	—	—	88,362	1.34
Mortgage-Backed Securities(1)	215	3.47	1,545	4.94	141	5.92	—	—	1,901	4.84
Other Securities(2)	—	—	—	—	—	—	8,595	5.26	8,595	5.26
Total	$90,596	0.62%	$351,696	1.10%	$141	5.92%	$8,595	5.26%	$451,028	1.08%

Held to Maturity
U.S. Government Treasury	$30,025	0.74%	$104,529	1.02%	$—	—%	$—	—%	$134,554	0.96%
U.S. Government Agency	6,950	0.85	3,093	0.88	—	—	—	—	10,043	0.86
States and Political Subdivisions	7,293	0.85	8,400	1.82	—	—	—	—	15,693	1.37
Mortgage-Backed Securities(1)	3,583	1.20	24,019	1.72	—	—	—	—	27,602	1.65
Total	$47,851	0.81%	$140,041	1.19%	$—	—%	$—	—%	$187,892	1.09%

Total Investment Securities	$138,447	0.68%	$491,737	1.12%	$141	5.92%	$8,595	5.26%	$638,920	1.08%

(1)	Based on weighted-average life.
(2)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3)	Weighted average yield calculated based on current amortized cost balances – not presented on a tax equivalent basis.
48

Deposits and Funds Purchased

Average total deposits for 2015 were $2.163 billion; an increase of $70.0 million, or 3.3%, over 2014. Average deposits increased $23.4 million, or 1.1%, from 2013 to 2014. Increases in 2015 occurred in all deposit types except money market accounts and certificates of deposit. The increase from 2013 to 2014 occurred in noninterest bearing deposits and savings accounts, which were partially offset by declines in the remaining product types.

The seasonal inflow of public funds started in the fourth quarter of 2015 and is expected to continue through the first quarter of 2016. Deposit levels remain strong and our mix of deposits continues to improve slightly as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.

Notwithstanding the interest rate increase by the Federal Reserve in December 2015, our strategy is to lag deposit rates, while closely monitoring liquidity and competitor rates. This strategy is consistent with previous rate cycles, and allows us to manage the mix of our deposits rather than compete on rate. We believe this enables us to maintain a low cost of funds – 14 basis points for the year 2015 and 16 basis points for the year 2014.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 13 reflects the shift in our deposit mix over the last year and Table 14 provides a maturity distribution of time deposits in denominations of $100,000 and over at December 31, 2015.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, FHLB advances (maturing in less than one year), and other borrowings, increased $14.1 million, or 31.7% in 2015.  The higher balance was primarily attributable to increases in repurchase agreements, partially offset by a decrease in other borrowed funds. See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

We continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 13

SOURCES OF DEPOSIT GROWTH

	2014 to	Percentage	Components of
	2015	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2015	2014	2013
Noninterest Bearing Deposits	$44,695	63.8%	33.1%	32.1%	30.5%
NOW Accounts	31,451	45.0	34.5	34.2	34.8
Money Market Accounts	(15,172)	(21.7)	11.9	13.0	13.7
Savings	28,182	40.3	11.8	10.9	9.8
Time Deposits	(19,192)	(27.4)	8.7	9.8	11.2
Total Deposits	$69,964	100.0%	100.0%	100.0%	100.0%

Table 14

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	2015
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$16,383	33.2%
Over three through six months	11,618	23.6
Over six through twelve months	17,025	34.6
Over twelve months	4,243	8.6
Total	$49,269	100.0%
49

Market Risk and Interest Rate Sensitivity

Overview.  Market risk arises from changes in interest rates, exchange rates, commodity prices, and equity prices.  We have risk management policies designed to monitor and limit exposure to market risk and we do not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices.  In asset and liability management activities, our policies are designed to minimize structural interest rate risk.

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

We have established what we believe to be a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”).  The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. We prepare a current base case and several alternative interest rate simulations (-100,+100, +200, +300, and +400 basis points (bp)), at least once per quarter, and report the analysis to ALCO, our Market Risk Oversight Committee (“MROC”), our Enterprise Risk Oversight Committee (“EROC”) and the Board of Directors.  We augment our interest rate shock analysis with alternative interest rate scenarios on a quarterly basis that may include ramps, parallel shifts, and a flattening or steepening of the yield curve (non-parallel shift). In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

During the year, the bank implemented the results of a comprehensive deposit study and made some revisions to interest rate risk modeling methodologies as a result.  The more significant results of the exercise included the removal of time lags built in to deposit pricing if market rates move, which resulted in more linear changes in margin as market rates change.

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
December 31, 2015	8.17%	5.2%	2.6%	1.1%	-6.7%
December 31, 2014	NA	2.7%	4.0%	-1.1%	-2.9%
50

The Net Interest Income (“NII”) at Risk position improved for the period ending December 2015 in the rates +300 bp and +100 bp scenarios when compared to the same period in 2014. The NII at risk position declined in the +200 bp scenario, but remained positive. The model suggests the largest exposure is when rates fall 100 bp, which is attributable to the historically low interest rate environment. Compared to last year, a rate shock scenario of +400 bp was added. In addition, revised policy limits were reviewed and approved by the Board after analysis was performed on peer bank limits. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY(1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
December 31, 2015	31.1%	24.7%	17.3%	9.4%	-26.2%
December 31, 2014	NA	-2.1%	1.0%	-3.3%	-8.3%

As of December 2015, the improvement in the economic value of equity in all rate scenarios was more favorable than it was as of December 2014, with the exception of the down 100 bp scenario, as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to the reduction in discount rates used to value them. To bring this metric into compliance with our policy limits in the down 100 bp scenario would require the bank to extend its asset duration which we do not believe is prudent given the current historically low interest rate environment.

Much of the improvement in EVE in the rates up scenarios was attributable to the extension of our average life assumptions on core deposits.as a result of the core deposit study, as longer average lives on non-maturity deposits produce a more asset sensitive posture for EVE.

Compared to last year, an EVE rate scenario of +400 bp was added. In addition, revised policy limits were reviewed and approved by the Board after analysis was performed on peer bank limits.

(1)	Down 200, 300, and 400 bp rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to fund loan commitments, purchase securities, accommodate deposit withdrawals or repay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For the years ended December 31, 2015 and 2014, our principal source of funding has been our clients’ deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

As of December 31, 2015, we had the ability to generate approximately $1.038 billion in additional liquidity through all of our available resources beyond our overnight funds sold position.  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available.  A liquidity stress test is completed quarterly based on events that could potentially occur at the Bank with the results reported to ALCO, MROC, EROC and the Board of Directors.  We believe the liquidity available to us is sufficient to meet our ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted-average life of the portfolio is 1.83 years and as of December 31, 2015 had a net unrealized pre-tax gain of $0.1 million in the available-for sale portfolio.

Our average net overnight funds (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) sold position was $238.0 million during 2015 compared to an average net overnight funds sold position of $369.9 million in 2014. The decrease in this positon compared to the prior year reflects higher growth in both the investment and loan portfolios, partially offset by an increase in average deposits.

Capital expenditures are expected to approximate $5.0 million over the next 12 months, which consist primarily of ATM replacements, furniture and fixtures, and other technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

Borrowings

At December 31, 2015, advances from the FHLB consisted of $28.3 million in outstanding debt consisting of 29 notes.  In 2015, the Bank made FHLB advance payments totaling $4.8 million, which included four advances that matured or were paid off. No new FHLB advances were obtained in 2015.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Table 15

CONTRACTUAL CASH OBLIGATIONS

Table 14 sets forth certain information about contractual cash obligations at December 31, 2015.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Yrs	Total
Federal Home Loan Bank Advances	$2,829	$18,882	$3,122	$3,513	$28,346
Subordinated Notes Payable	—	—	—	62,887	62,887
Operating Lease Obligations	480	1,273	826	1,981	4,560
Time Deposit Maturities	153,328	21,893	1,906	1,580	178,707
Total Contractual Cash Obligations	$156,637	$42,048	$5,854	$69,961	$274,500

Capital

Shareowners’ equity totaled $274.4 million at December 31, 2015 compared to $272.5 million at December 31, 2014. During 2015, shareowners’ equity increased $1.9 million, or 0.7%. During the year, shareowners’ equity was positively impacted by net income of $9.1 million, stock compensation accretion of $1.1 million, and net adjustments totaling $0.6 million related to transactions under our stock compensation plans. Shareowners’ equity was reduced by common stock dividends of $2.2 million, share repurchases totaling $6.0 million, a $0.7 million increase in the accumulated other comprehensive loss for our pension plan, and a net increase of $0.2 million in the unrealized loss on investment securities.

Shareowners’ equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2015	2014	2013
Common Stock	$172	$174	$174
Additional Paid-in Capital	38,256	42,569	41,152
Retained Earnings	258,181	251,306	243,614
Subtotal	296,609	294,049	284,940
Accumulated Other Comprehensive Loss, Net of Tax	(22,257)	(21,509)	(8,540)
Total Shareowners’ Equity	$274,352	$272,540	$276,400

We continue to maintain a strong capital position. The ratio of shareowners’ equity to total assets at year-end was 9.81%, 10.37%, and 10.58%, in 2015, 2014, and 2013, respectively. Management believes our strong capital base offered protection during the course of the last economic downturn and provides sufficient capacity to meet our strategic objectives.

We are subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 Capital. As of December 31, 2015, we exceeded these capital guidelines with a total risk-based capital ratio of 17.25% and a Tier 1 capital ratio of 16.42%, compared to 17.76% and 16.67%, respectively, in 2014. As allowed by Federal Reserve capital guidelines, the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 Capital in our capital calculations previously noted. See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings. See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

The federal banking regulators issued new capital rules establishing a new comprehensive capital framework for U.S. banking organizations which became effective January 1, 2015 (subject to a phase-in period) (the “Basel III Capital Rules”). Refer to the Regulatory Considerations – Capital Regulations section on page 13 for a detailed discussion of the new Basel III capital requirements. The reduction in our regulatory capital ratios in 2015 reflects the implementation of Basel III and the repurchase of our common stock. The common equity tier 1 ratio is a new required ratio that was created out of the Basel III capital requirements. The ratio measures core equity components relative to risk-weighted assets. Capital guidelines require a minimum common equity tier 1 ratio of 4.5% plus a capital conservation buffer of 2.5% that will be phased in between 2016 and 2019 (currently 0.625%). As of December 31, 2015, our common equity tier 1 ratio was 12.84%.

A leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier 1 Capital divided by average assets. The minimum leverage ratio under this standard is 4% for the highest-rated bank holding companies which are not undertaking significant expansion programs. A higher standard may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2015, we had a leverage ratio of 10.65% compared to 10.99% in 2014.

At December 31, 2015, our common stock had a book value of $15.93 per diluted share compared to $15.53 at December 31, 2014. Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2015, the net unrealized loss was $127,000 compared to a $59,000 net unrealized gain at December 31, 2014. The aforementioned net unrealized loss of $127,000 reflects a $91,000 net gain on available for sale securities and $218,000 in unamortized loss related to the transfer of securities to held-to-maturity in 2013. Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715. At December 31, 2015, the net pension liability reflected in other comprehensive loss was $22.1 million compared to $21.6 million at December 31, 2014.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock over a five year period. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. A total of 424,828 shares of our outstanding common stock have been purchased at an average price of $14.68 under the plan. During 2015, we repurchased 405,228 shares at an average price of $14.73 per share.

We offer an Associate Incentive Plan under which certain associates are eligible to earn equity-based awards based upon achieving established performance goals. In 2015, 61,118 shares were earned under this plan of which 7,931 shares were issued in 2015 and 53,187 were issued in January 2016. In 2014, 76,547 shares were earned under this plan of which 3,200 shares were issued in 2014 and 73,347 were issued in January 2015.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount. In 2015, 33,582 shares, valued at approximately $0.5 million (before 10% discount), were issued under these plans. In 2014, 39,562 shares, valued at approximately $0.6 million (before 10% discount), were issued under these plans.

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
53

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

At December 31, 2015, we had $364.2 million in commitments to extend credit and $6.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FOURTH QUARTER 2015 – FINANCIAL RESULTS

Results of Operations

We realized net income of $2.6 million, or $0.16 per diluted share for the fourth quarter of 2015, compared to net income of $1.7 million, or $0.09 per diluted share for the third quarter of 2015. The growth in earnings reflects a $0.7 million increase in net interest income and a decrease in noninterest expense of $0.9 million, partially offset by higher income taxes $0.6 million and a higher provision for loan losses of $0.1 million.

Tax equivalent net interest income for the fourth quarter of 2015 was $20.0 million compared to $19.3 million for the third quarter of 2015. The increase reflects recognition of deferred interest on a loan that was paid off during the quarter, partially offset by unfavorable loan repricing. The net interest margin for the fourth quarter of 2015 was 3.37% (annualized), an increase of six basis points over the third quarter of 2015 attributable to the aforementioned recognition of deferred interest and to a lesser degree, an increase in the rate received on overnight funds which occurred late in the fourth quarter.

The provision for loan losses for the fourth quarter of 2015 was $0.5 million compared to $0.4 million for the third quarter of 2015 and reflects continued favorable problem loan migration. Net charge-offs for the fourth quarter of 2015 totaled $1.3 million, or 0.34% (annualized) of average loans, compared to $0.9 million, or 0.24% (annualized), for the third quarter of 2015.

Noninterest income for the fourth quarter of 2015 totaled $13.2 million, comparable to the third quarter of 2015 as higher wealth management fees of $0.1 million and other income of $0.3 million were offset by lower mortgage banking fees of $0.3 million and deposit fees of $0.1 million. Higher estate management fees drove the increase in wealth management fees. The increase in other income was attributable to higher income from an equity investment. The decrease in mortgage banking fees reflects lower loan production which was very strong in the third quarter as well as a lower margin on loans sold in the fourth quarter. The decrease in deposit fees reflects lower overdraft fees attributable to decreased utilization of our overdraft service.

Noninterest expense for the fourth quarter of 2015 totaled $28.3 million, a decrease of $0.9 million, or 3.0%, from the third quarter of 2015. The decrease was primarily attributable to lower compensation expense of $0.8 million reflective of a $0.5 million decrease in pension expense due to a higher level of required 2015 pension expense in the third quarter upon finalization of actuarial work. Lower commission expense of $0.2 million and payroll taxes of $0.1 million also contributed to the decrease.

Discussion of Financial Condition

Average earning assets were $2.353 billion for the fourth quarter of 2015, an increase of $42.9 million, or 1.9%, over the third quarter of 2015, attributable to a higher level of total deposits, primarily public funds deposits. Average loans were $1.492 billion for the fourth quarter of 2015, an $8.9 million, or 0.6%, increase over the third quarter of 2015, primarily in the tax-free loan category.

Nonperforming assets (nonaccrual loans and OREO) totaled $29.6 million at December 31, 2015, a decrease of $8.8 million from September 30, 2015. Nonaccrual loans totaled $10.3 million at December 31, 2015, a decrease of $2.9 million from September 30, 2015. Nonaccrual loan additions totaled $3.6 million in the fourth quarter of 2014 compared to $1.9 million for the third quarter of 2015. The balance of OREO totaled $19.3 million at December 31, 2015, a decrease of $5.9 million from September 30, 2015. For the fourth quarter of 2015, we added properties totaling $1.8 million, sold properties totaling $7.5 million and recorded valuation adjustments totaling $0.2 million. Nonperforming assets represented 1.06% of total assets at December 31, 2015 compared to 1.47% at September 30, 2015.

Average total deposits were $2.174 billion for the fourth quarter of 2015, an increase of $37.3 million, or 1.7%, over the third quarter of 2015 reflective of higher noninterest bearing deposits and savings accounts, partially offset by declines in money markets and certificates of deposit. The seasonal inflow of public funds started in the fourth quarter of 2015 and will continue through the first quarter of 2016. Deposit levels remain strong and our mix of deposits continues to improve as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.  Average borrowings increased by $5.8 million attributable to higher repurchase agreement balances.

Equity capital was $274.4 million as of December 31, 2015, compared to $273.7 million as of September 30, 2015. Our leverage ratio was 10.65% and 10.71% for these periods. Further, our risk-adjusted capital ratio was 17.25% at December 31, 2015 compared to 17.24% at September 30, 2015, significantly exceeding the 10.0% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines. At December 31, 2015, our tangible common equity ratio was 6.99%, compared to 7.46% at September 30, 2015. Our common equity tier 1 ratio was 12.84% as of December 31, 2015 compared to 12.76% as of September 30, 2015. All of our capital ratios significantly exceed the threshold to be designated as “well-capitalized” under the Basel III capital standards as of December 31, 2015.

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

During the fourth quarter, we performed our annual impairment testing. We proceeded with Step One by first estimating the fair value of the reporting unit utilizing a market approach that was supplemented with a reconciliation of the resulting equity value of the Company with our market capitalization. The market approach utilized the guideline company valuation (“GLC”) method to determine the overall equity valuation. A book and tangible book multiple was developed to determine a market value of equity on a controlling basis. A control premium was then applied to the minority value to calculate a Step One value indication for the Company. The multiples that resulted from the GLC method were validated by comparing to peer companies. Based on the valuation developed as part of Step One, the estimated fair value of our reporting unit exceeded the carrying value of goodwill and therefore, no Step Two was required. For Step One of the impairment testing, change in economic conditions and observable bank purchase transactions can impact the outcome of the market valuation approach.

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

The weighted-average discount rate is determined by matching the anticipated defined pension plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2015 was 4.15%.  The estimated impact to 2015 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $785,000 and $816,000, respectively.  We anticipate using a 4.52% discount rate in 2016.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2015 was 7.5%.  The estimated impact to 2015 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $261,000 increase or decrease, respectively.  We anticipate using a rate of return on plan assets for 2015 of 7.5%.

The assumed rate of annual compensation increases of 3.25% in 2015 reflected expected trends in salaries and the employee base.  We anticipate using a compensation increase of 3.25% for 2016 reflecting current market trends.

Effective December 31, 2015, we changed the method used to estimate the service and interest components of net periodic benefit cost for the defined benefit plan. Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or will likely impact our results in 2016. Please refer to Note 1 of the Notes to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Table 16

QUARTERLY FINANCIAL DATA (Unaudited)

	2015				2014
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$20,602	$19,877	$19,833	$19,346	$19,871	$19,766	$19,348	$19,236
Interest Expense	808	811	849	839	852	868	910	950
Net Interest Income	19,794	19,066	18,984	18,507	19,019	18,898	18,438	18,286
Provision for Loan Losses	513	413	375	293	623	424	499	359
Net Interest Income After Provision for Loan Losses	19,281	18,653	18,609	18,214	18,396	18,474	17,939	17,927
Noninterest Income	13,221	13,228	14,794	12,848	13,053	13,351	13,347	12,785
Noninterest Expense	28,280	29,164	28,439	29,390	28,309	28,607	29,076	28,366
Income Before Income Taxes	4,222	2,717	4,964	1,672	3,140	3,218	2,210	2,346
Income Tax Expense (Benefit)	1,620	1,034	1,119	686	1,219	1,103	737	(1,405)
Net Income	2,602	1,683	3,845	986	1,921	2,115	1,473	3,751
Net Interest Income (FTE)	$20,006	$19,253	$19,119	$18,611	$19,124	$19,020	$18,567	$18,424

Per Common Share:
Net Income Basic	$0.16	$0.09	$0.22	$0.06	$0.11	$0.12	$0.08	$0.22
Net Income Diluted	0.16	0.09	0.22	0.06	0.11	0.12	0.08	0.22
Cash Dividends Declared	0.04	0.03	0.03	0.03	0.03	0.02	0.02	0.02
Diluted Book Value	15.93	15.91	15.80	15.59	15.53	16.18	16.08	16.02
Market Price:
High	16.05	15.75	16.32	16.33	16.00	14.98	14.71	14.59
Low	13.56	14.39	13.94	13.16	13.00	13.26	12.60	11.56
Close	15.35	14.92	15.27	16.25	15.54	13.54	14.53	13.28

Selected Average Balances:
Loans, Net	$1,492,521	$1,483,657	$1,473,954	$1,448,617	$1,426,756	$1,421,327	$1,411,988	$1,395,506
Earning Assets	2,353,729	2,310,823	2,328,012	2,306,485	2,212,781	2,209,429	2,260,885	2,268,320
Total Assets	2,678,214	2,639,692	2,670,701	2,648,551	2,549,736	2,530,571	2,578,993	2,598,307
Deposits	2,174,718	2,137,433	2,178,399	2,163,376	2,077,365	2,062,881	2,109,563	2,124,960
Shareowners’ Equity	275,893	274,956	274,421	275,304	286,029	284,130	282,346	279,729
Common Equivalent Average Shares:
Basic	17,145	17,150	17,296	17,508	17,433	17,440	17,427	17,399
Diluted	17,214	17,229	17,358	17,555	17,530	17,519	17,488	17,439

Performance Ratios:
Return on Average Assets	0.39%	0.25%	0.58%	0.15%	0.30%	0.33%	0.23%	0.59%
Return on Average Equity	3.74	2.43	5.62	1.45	2.66	2.95	2.09	5.44
Net Interest Margin (FTE)	3.37	3.31	3.29	3.27	3.43	3.42	3.29	3.29
Noninterest Income as % of Operating Revenue	40.05	40.96	43.80	40.98	40.70	41.40	41.99	41.15
Efficiency Ratio	85.11	89.79	83.85	93.42	87.98	88.37	91.11	90.89

Asset Quality:
Allowance for Loan Losses	$13,953	$14,737	$15,236	$16,090	$17,539	$19,093	$20,543	$22,110
Allowance for Loan Losses to Loans	0.93%	0.99%	1.03%	1.10%	1.22%	1.34%	1.45%	1.57%
Nonperforming Assets (“NPA’s”)	29,595	38,357	45,487	50,625	52,449	65,208	68.249	78,594
NPA’s to Total Assets	1.06	1.47	1.71	1.88	2.00	2.61	2.66	2.98
NPA’s to Loans + ORE	1.94	2.54	3.00	3.38	3.55	4.45	4.67	5.42
Allowance to Non-Performing Loans	135.40	112.17	99.46	95.83	104.60	81.31	80.03	63.98
Net Charge-Offs to Average Loans	0.34	0.24	0.33	0.49	0.61	0.52	0.59	0.39

Capital Ratios:
Tier 1 Capital	16.42%	16.36%	15.83%	16.16%	16.67%	16.88%	16.85%	16.85%
Total Capital	17.25	17.24	16.72	17.11	17.76	18.08	18.10	18.10
Common Equity Tier 1 Capital(1)	12.84	12.76	12.34	12.57	NA	NA	NA	NA
Tangible Capital	6.99	7.46	7.29	7.26	7.38	8.22	7.93	7.66
Leverage	10.65	10.71	10.53	10.73	10.99	10.97	10.70	10.47

(1)	Not applicable prior to January 1, 2015.
57

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

59	Report of Independent Registered Certified Public Accounting Firm

60	Consolidated Statements of Financial Condition

61	Consolidated Statements of Income

62	Consolidated Statements of Comprehensive Income

63	Consolidated Statements of Changes in Shareowners’ Equity

64	Consolidated Statements of Cash Flows

65	Notes to Consolidated Financial Statements
58

Ernst & Young LLP One Tampa City Center Suite 2400 201 North Franklin Street Tampa, Florida 33602	Tel: +1 813 225 4800 Fax: +1 813 225 4711 ey.com

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

Tampa, Florida

March 8, 2016

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2015	2014
ASSETS
Cash and Due From Banks	$51,288	$55,467
Federal Funds Sold and Interest Bearing Deposits	327,617	329,589
Total Cash and Cash Equivalents	378,905	385,056

Investment Securities, Available for Sale, at fair value	451,028	341,548
Investment Securities, Held to Maturity, at amortized cost (fair value of $187,407 and $163,412)	187,892	163,581
Total Investment Securities	638,920	505,129

Loans Held For Sale	11,632	10,688

Loans, Net of Unearned Income	1,492,275	1,431,374
Allowance for Loan Losses	(13,953)	(17,539)
Loans, Net	1,478,322	1,413,835

Premises and Equipment, Net	98,819	101,899
Goodwill	84,811	84,811
Other Real Estate Owned	19,290	35,680
Other Assets	87,161	90,071
Total Assets	$2,797,860	$2,627,169

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$758,283	$659,115
Interest Bearing Deposits	1,544,566	1,487,679
Total Deposits	2,302,849	2,146,794

Short-Term Borrowings	61,058	49,425
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	28,265	31,097
Other Liabilities	68,449	64,426
Total Liabilities	2,523,508	2,354,629

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,156,919 and 17,447,223 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	172	174
Additional Paid-In Capital	38,256	42,569
Retained Earnings	258,181	251,306
Accumulated Other Comprehensive Loss, Net of Tax	(22,257)	(21,509)
Total Shareowners’ Equity	274,352	272,540
Total Liabilities and Shareowners’ Equity	$2,797,860	$2,627,169

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2015	2014	2013
INTEREST INCOME
Loans, including Fees	$73,169	$73,402	$78,184
Investment Securities:
Taxable	5,224	3,394	2,345
Tax Exempt	633	492	546
Funds Sold	632	933	1,077
Total Interest Income	79,658	78,221	82,152

INTEREST EXPENSE
Deposits	944	1,099	1,431
Short-Term Borrowings	59	78	235
Subordinated Notes Payable	1,368	1,328	1,420
Other Long-Term Borrowings	936	1,075	1,330
Total Interest Expense	3,307	3,580	4,416

NET INTEREST INCOME	76,351	74,641	77,736
Provision for Loan Losses	1,594	1,905	3,472
Net Interest Income After Provision for Loan Losses	74,757	72,736	74,264

NONINTEREST INCOME
Deposit Fees	22,608	24,320	25,254
Bank Card Fees	11,278	10,892	10,786
Wealth Management Fees	7,533	7,808	8,179
Mortgage Banking Fees	4,539	3,082	3,534
Data Processing Fees	1,472	1,543	2,674
Other	6,661	4,891	4,684
Total Noninterest Income	54,091	52,536	55,111

NONINTEREST EXPENSE
Compensation	65,414	62,215	66,127
Occupancy, Net	17,738	17,818	17,331
Other Real Estate Owned, Net	4,971	6,811	8,234
Other	27,150	27,514	29,713
Total Noninterest Expense	115,273	114,358	121,405

INCOME BEFORE INCOME TAXES	13,575	10,914	7,970
Income Tax Expense	4,459	1,654	1,925

NET INCOME	$9,116	$9,260	$6,045

BASIC NET INCOME PER SHARE	$0.53	$0.53	$0.35
DILUTED NET INCOME PER SHARE	$0.53	$0.53	$0.35

Average Basic Common Shares Outstanding	17,273	17,425	17,325
Average Diluted Common Shares Outstanding	17,318	17,488	17,399

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in Thousands)	2015	2014	2013
NET INCOME	$9,116	$9,260	$6,045
Other comprehensive income (loss), before tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	(378)	250	(1,252)
Unrealized losses on securities transferred from available for sale to held to maturity	—	—	(523)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	76	70	25
Reclassification adjustment for net gains included in net income	5	1	3
Reclassification adjustment for impairment loss realized in net income	—	—	600
Total Investment Securities	(297)	321	(1,147)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	316	473	504
Reclassification adjustment for amortization of net loss	3,743	705	4,079
Current year actuarial (loss) gain	(4,975)	(22,603)	30,784
Total Benefit Plans	(916)	(21,425)	35,367
Other comprehensive (loss) income, before tax:	(1,213)	(21,104)	34,220
Deferred tax benefit (expense) related to other comprehensive income	465	8,135	(13,201)
Other comprehensive (loss) income, net of tax	(748)	(12,969)	21,019
TOTAL COMPREHENSIVE INCOME (LOSS)	$8,368	$(3,709)	$27,064

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2013	17,232,380	$172	$38,707	$237,569	$(29,559)	$246,889
Net Income		—	—	6,045	—	6,045
Other Comprehensive Income, Net of Tax		—	—	—	21,019	21,019
Stock Compensation Expense		—	1,296	—	—	1,296
Impact of Transactions Under Compensation Plans, net	128,580	2	1,149	—	—	1,151
Balance, December 31, 2013	17,360,960	174	41,152	243,614	(8,540)	276,400
Net Income		—	—	9,260	—	9,260
Other Comprehensive Loss, Net of Tax		—	—	—	(12,969)	(12,969)
Cash Dividends ($0.09 per share)		—	—	(1,568)	—	(1,568)
Stock Compensation Expense		—	1,349	—	—	1,349
Impact of Transactions Under Compensation Plans, net	105,863	—	337	—	—	337
Repurchase of Common Stock	(19,600)	—	(269)	—	—	(269)
Balance, December 31, 2014	17,447,223	174	42,569	251,306	(21,509)	272,540
Net Income		—	—	9,116	—	9,116
Other Comprehensive Loss, Net of Tax		—	—	—	(748)	(748)
Cash Dividends ($0.13 per share)		—	—	(2,241)	—	(2,241)
Stock Compensation Expense		—	1,109	—	—	1,109
Impact of Transactions Under Compensation Plans, net	114,924	2	555	—	—	557
Repurchase of Common Stock	(405,228)	(4)	(5,977)	—	—	(5,981)
Balance, December 31, 2015	17,156,919	$172	$38,256	$258,181	$(22,257)	$274,352

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,116	$9,260	$6,045
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	1,594	1,905	3,472
Depreciation	6,586	6,490	6,396
Amortization of Premiums, Discounts, and Fees, net	5,182	4,717	4,756
Amortization of Intangible Assets	—	32	210
Gain on Securities Transactions	—	(1)	(3)
Impairment Loss on Security	90	—	600
Net (Decrease) Increase in Loans Held-for-Sale	(944)	377	3,124
Stock Compensation	1,109	1,349	1,296
Deferred Income Taxes	3,847	4,779	1,805
Loss on Sales and Write-Downs of Other Real Estate Owned	2,943	4,462	4,573
Loss on Sale or Disposal of Premises and Equipment	44	113	—
Net Decrease (Increase) in Other Assets	684	(12,353)	5,087
Net Increase (Decrease) in Other Liabilities	3,510	4,021	(2,510)
Net Cash Provided By Operating Activities	33,761	25,151	34,851

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(66,021)	(56,249)	(95,946)
Payments, Maturities, and Calls	40,482	39,335	9,768
Securities Available for Sale:
Purchases	(190,756)	(210,858)	(149,111)
Sales	—	—	7,506
Payments, Maturities, and Calls	76,452	117,281	118,142
Net (Increase) Decrease in Loans	(71,432)	(64,975)	84,969
Purchase of Bank Owned Life Insurance	—	(13,085)	—
Proceeds From Sales of Other Real Estate Owned	18,925	23,201	25,270
Purchases of Premises and Equipment, net	(4,703)	(5,117)	(2,689)
Net Cash Used In by Investing Activities	(197,053)	(170,467)	(2,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	156,055	10,546	(8,748)
Net Increase (Decrease) in Short-Term Borrowings	11,536	(3,955)	(542)
Proceeds from Other Long-Term Borrowings	—	—	1,303
Repayment of Other Long-Term Borrowings	(2,735)	(4,888)	(5,691)
Dividends Paid	(2,241)	(1,568)	—
Payments to Repurchase Common Stock	(5,981)	(269)	—
Issuance of Common Stock Under Compensation Plans	507	578	1,114
Net Cash Provided By (Used In) Financing Activities	157,141	444	(12,564)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,151)	(144,872)	20,196

Cash and Cash Equivalents at Beginning of Year	385,056	529,928	509,732
Cash and Cash Equivalents at End of Year	$378,905	$385,056	$529,928

Supplemental Cash Flow Disclosures:
Interest Paid	$3,314	$3,562	$6,012
Income Taxes Paid (Refunded)	$1,442	$2,655	$(3,202)

Noncash Investing and Financing Activities:
Transfer of Securities Available for Sale to Held to Maturity	$—	$—	$62,488
Loans Transferred to Other Real Estate Owned	$5,752	$15,271	$24,488
Transfer of Current Portion of Long-Term Borrowings	$97	$2,059	$4,428

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, pension expense, income taxes, loss contingencies, and valuation of goodwill and their respective analysis of impairment.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these required reserve balances for the years ended December 31, 2015 and 2014 were $10.3 million and $13.2 million, respectively.

Investment Securities

Securities are classified as held to maturity and carried at amortized cost when the Company has the positive intent and ability to hold them until maturity. Securities not classified as held to maturity or trading securities are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. The Company determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of other comprehensive income and amortized as an adjustment to interest income over the remaining life of the security.

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers, (i) whether it has decided to sell the security, (ii) whether it is more likely than not that the Company will have to sell the security before its market value recovers, and (iii) whether the present value of expected cash flows is sufficient to recover the entire amortized cost basis. When assessing the security’s expected cash flows, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost and (ii) the financial condition and near-term prospects of the issuer.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. In accordance with FASB ASC Topic 350, the Company determined it has one goodwill reporting unit. Goodwill is tested for impairment annually during the fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 5 – Intangible Assets for additional information.

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

NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 will be effective for the Company beginning January 1, 2016. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest and amends the criteria for determining whether a limited partnership is a variable interest entity. ASU 2015-02 will be effective for the Company on January 1, 2016. ASU 2015-02 is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” ASU 2015-03 requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. ASU 2015-03 will be effective for the Company on January 1, 2016. ASU 2015-03 is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance to evaluate accounting for fees paid by a customer in cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company on January 1, 2016. ASU 2015-05 is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date.” ASU 2015-14 updates the effective date of ASU 2014-09 for all entities by one year. This makes ASU 2014-09 effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its financial statements.

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

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on its financial statements.

ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

Note 2

INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities at December 31 were as follows:

	2015				2014
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$250,458	$101	$213	$250,346	$185,830	$220	$19	$186,031
U.S. Government Agency	101,730	357	263	101,824	95,950	289	142	96,097
States and Political Subdivisions	88,358	103	99	88,362	48,405	65	82	48,388
Mortgage-Backed Securities	1,742	159	—	1,901	2,094	193	—	2,287
Equity Securities(1)	8,595	—	—	8,595	8,745	—	—	8,745
Total	$450,883	$720	$575	$451,028	$341,024	$767	$243	$341,548

Held to Maturity
U.S. Government Treasury	$134,554	$45	$160	$134,439	$76,179	$144	$6	$76,317
U.S. Government Agency	10,043	7	5	10,045	19,807	29	19	19,817
States and Political Subdivisions	15,693	38	7	15,724	26,717	36	6	26,747
Mortgage-Backed Securities	27,602	4	407	27,199	40,878	33	380	40,531
Total	$187,892	$94	$579	$187,407	$163,581	$242	$411	$163,412

Total Investment Securities	$638,775	$814	$1,154	$638,435	$504,605	$1,009	$654	$504,960

(1)	Includes Federal Home Loan Bank, Federal Reserve Bank and FNBB Inc. stock recorded at cost of $3.6 million and $4.8 and $0.2 million, respectively, at December 31, 2015 and Federal Home Loan Bank and Federal Reserve Bank stock at $3.9 million and $4.8 million, respectively, at December 31, 2014.

During the third quarter of 2013, the Company transferred certain securities from available for sale to held to maturity. Transfers of securities into the held to maturity categories from available for sale are made at fair value on the date of the transfer. The securities had an aggregate fair value of $63.0 million with an aggregate net unrealized loss of $523,000 on the date of the transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of December 31, 2015 totaled $352,000. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Securities with an amortized cost of $370.1 million and $337.9 million at December 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

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

Investment Sales. The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2015	$—	$—	$—
	2014	—	—	—
	2013	$7,506	$3	$—
70

Maturity Distribution. As of December 31, 2015, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$90,331	$90,261	$44,267	$44,270
Due after one through five years	280,264	280,116	116,023	115,938
Mortgage-Backed Securities	1,742	1,901	27,602	27,199
U.S. Government Agency	69,951	70,155	—	—
Equity Securities	8,595	8,595	—	—
Total	$450,883	$451,028	$187,892	$187,407

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
2015
Available for Sale
U.S. Government Treasury	$150,061	$213	$—	$—	$150,061	$213
U.S. Government Agency	43,508	200	9,644	63	53,152	263
States and Political Subdivisions	39,608	86	5,066	13	44,674	99
Total	233,177	499	14,710	76	247,887	575

Held to Maturity
U.S. Government Treasury	92,339	160	—	—	92,339	160
U.S. Government Agency	5,006	5	—	—	5,006	5
States and Political Subdivisions	3,791	7	—	—	3,791	7
Mortgage-Backed Securities	13,267	185	11,889	222	25,156	407
Total	$114,403	$357	$11,889	$222	$126,292	$579

2014
Available for Sale
U.S. Government Treasury	$35,838	$19	$—	$—	$35,838	$19
U.S. Government Agency	18,160	54	18,468	88	36,628	142
States and Political Subdivisions	16,497	77	505	5	17,002	82
Total	70,495	150	18,973	93	89,468	243

Held to Maturity
U.S. Government Treasury	15,046	6	—	—	15,046	6
U.S. Government Agency	10,002	19	—	—	10,002	19
States and Political Subdivisions	3,788	6	—	—	3,788	6
Mortgage-Backed Securities	15,066	149	18,155	231	33,221	380
Total	$43,902	$180	$18,155	$231	$62,057	$411

Management evaluates securities for other than temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers, (i) whether it has decided to sell the security, (ii) whether it is more likely than not that the Company will have to sell the security before its market value recovers, and (iii) whether the present value of expected cash flows is sufficient to recover the entire amortized cost basis. When assessing a security’s expected cash flows, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost and (ii) the financial condition and near-term prospects of the issuer. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by rating agencies have occurred, regulatory issues, and analysts’ reports.

At December 31, 2015, there were 295 positions (combined AFS and HTM) with unrealized losses totaling $1.2 million. Of the 295 positions, 134 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. Of these 134 positions, there were 22 GNMA positions and 22 SBA positions in an unrealized loss position for longer than 12 months. There were 141 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. Fourteen of these positions were in an unrealized loss position for longer than 12 months. The remaining 20 securities were government agency bonds, which have been in an unrealized loss position for less than 12 months. All of these debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2015. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Note 3
LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio at December 31 was as follows:

(Dollars in Thousands)	2015	2014
Commercial, Financial and Agricultural	$179,816	$136,925
Real Estate – Construction	46,484	41,596
Real Estate – Commercial Mortgage	499,813	510,120
Real Estate – Residential(1)	290,585	295,969
Real Estate – Home Equity	233,901	229,572
Consumer	241,676	217,192
Loans, Net of Unearned Income	$1,492,275	$1,431,374

(1)	Includes loans in process with outstanding balances of $8.5 million and $7.4 million for 2015 and 2014, respectively.

Net deferred fees included in loans were $0.5 million at December 31, 2015 and $1.5 million at December 31, 2014.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans at December 31:

	2015		2014
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$96	—	$507	—
Real Estate – Construction	97	—	424	—
Real Estate – Commercial Mortgage	4,191	—	5,806	—
Real Estate – Residential	4,739	—	6,737	—
Real Estate – Home Equity	1,017	—	2,544	—
Consumer	165	—	751	—
Total	$10,305	—	$16,769	—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans at December 31,

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
2015
Commercial, Financial and Agricultural	$153	$18	$—	$171	$179,549	$179,816
Real Estate – Construction	690	—	—	690	45,697	46,484
Real Estate – Commercial Mortgage	754	1,229	—	1,983	493,639	499,813
Real Estate – Residential	567	347	—	914	284,932	290,585
Real Estate – Home Equity	787	97	—	884	232,000	233,901
Consumer	735	398	—	1,133	240,378	241,676
Total	$3,686	$2,089	$—	$5,775	$1,476,195	$1,492,275

2014
Commercial, Financial and Agricultural	$352	$155	$—	$507	$135,911	$136,925
Real Estate – Construction	690	—	—	690	40,482	41,596
Real Estate – Commercial Mortgage	1,701	569	—	2,270	502,044	510,120
Real Estate – Residential	682	1,147	—	1,829	287,403	295,969
Real Estate – Home Equity	689	85	—	774	226,254	229,572
Consumer	625	97	—	722	215,719	217,192
Total	$4,739	$2,053	$—	$6,792	$1,407,813	$1,431,374

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

	Commercial,		Real Estate		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Home
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Equity	Consumer	Unallocated	Total
2015
Beginning Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$—	$17,539
Provision for Loan Losses	911	(742)	278	(964)	858	1,253	—	1,594
Charge-Offs	(1,029)	—	(1,250)	(1,852)	(1,403)	(1,901)	—	(7,435)
Recoveries	239	—	183	705	136	992	—	2,255
Net Charge-Offs	(790)	—	(1,067)	(1,147)	(1,267)	(909)	—	(5,180)
Ending Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$—	$13,953

2014
Beginning Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095
Provision for Loan Losses	742	(718)	897	(1,145)	1,069	1,060	—	1,905
Charge-Offs	(871)	(28)	(3,788)	(2,160)	(1,379)	(1,820)	—	(10,046)
Recoveries	214	9	468	752	141	1,001	—	2,585
Net Charge-Offs	(657)	(19)	(3,320)	(1,408)	(1,238)	(819)	—	(7,461)
Ending Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$—	$17,539

2013
Beginning Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
Provision for Loan Losses	(15)	(207)	(83)	3,392	971	441	(1,027)	3,472
Charge-Offs	(748)	(1,070)	(3,651)	(3,835)	(1,159)	(1,751)	—	(12,214)
Recoveries	209	1	363	838	294	965	—	2,670
Net Charge-Offs	(539)	(1,069)	(3,288)	(2,997)	(865)	(786)	—	(9,544)
Ending Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$—	$23,095
73

The following table details the amount of the allowance for loan losses by portfolio class at December 31, disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Home
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Equity	Consumer	Total
2015
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$77	$—	$2,049	$2,118	$384	$18	$4,646
Loans Collectively Evaluated for Impairment	828	101	2,449	2,291	2,089	1,549	9,307
Ending Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953

2014
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$293	$—	$2,733	$2,113	$638	$5	$5,782
Loans Collectively Evaluated for Impairment	491	843	2,554	4,407	2,244	1,218	11,757
Ending Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539

2013
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$75	$66	$4,336	$2,047	$682	$23	$7,229
Loans Collectively Evaluated for Impairment	624	1,514	3,374	7,026	2,369	959	15,866
Ending Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$23,095

The Company’s recorded investment in loans as of December 31 related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Home
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Equity	Consumer	Total
2015
Individually Evaluated for Impairment	$834	$97	$20,847	$18,569	$3,144	$261	$43,752
Collectively Evaluated for Impairment	178,982	46,387	478,966	272,016	230,757	241,415	1,448,523
Total	$179,816	$46,484	$499,813	$290,585	$233,901	$241,676	$1,492,275

2014
Individually Evaluated for Impairment	$1,040	$401	$32,242	$20,120	$3,074	$216	$57,093
Collectively Evaluated for Impairment	135,885	41,195	477,878	275,849	226,498	216,976	1,374,281
Total	$136,925	$41,596	$510,120	$295,969	$229,572	$217,192	$1,431,374

2013
Individually Evaluated for Impairment	$1,580	$557	$49,973	$20,470	$3,359	$355	$76,294
Collectively Evaluated for Impairment	125,027	30,455	483,898	289,222	224,563	159,145	1,312,310
Total	$126,607	$31,012	$533,871	$309,692	$227,922	$159,500	$1,388,604
74

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

The following table presents loans individually evaluated for impairment by class of loans at December 31:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
2015
Commercial, Financial and Agricultural	$834	$279	$555	$77
Real Estate – Construction	97	97	—	—
Real Estate – Commercial Mortgage	20,847	3,265	17,582	2,049
Real Estate – Residential	18,569	2,941	15,628	2,118
Real Estate – Home Equity	3,144	1,101	2,043	384
Consumer	261	79	182	18
Total	$43,752	$7,762	$35,990	$4,646

2014
Commercial, Financial and Agricultural	$1,040	$189	$851	$293
Real Estate – Construction	401	401	—	—
Real Estate – Commercial Mortgage	32,242	11,984	20,258	2,733
Real Estate – Residential	20,120	5,492	14,628	2,113
Real Estate – Home Equity	3,074	758	2,316	638
Consumer	216	3	213	5
Total	$57,093	$18,827	$38,266	$5,782

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

The following table summarizes the average recorded investment and interest income recognized for each of the last three years by class of impaired loans:

	2015		2014		2013
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$1,002	$46	$1,440	$62	$2,861	$140
Real Estate – Construction	335	—	637	4	1,181	7
Real Estate – Commercial Mortgage	27,644	1,093	41,435	1,725	60,043	2,062
Real Estate – Residential	19,105	842	21,122	1,070	21,238	860
Real Estate – Home Equity	3,001	86	3,000	72	4,037	72
Consumer	201	7	294	9	501	10
Total	$51,288	$2,074	$67,928	$2,942	$89,861	$3,151

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

The following table presents the risk category of loans by segment at December 31:

	Commercial, Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
2015
Special Mention	$5,938	$27,838	$69	$33,845
Substandard	1,307	51,425	819	53,551
Doubtful	—	—	—	—
Total Criticized Loans	$7,245	$79,263	$888	$87,396

2014
Special Mention	$8,059	$51,060	$114	$59,233
Substandard	2,817	79,167	1,153	83,137
Doubtful	—	—	—	—
Total Criticized Loans	$10,876	$130,227	$1,267	$142,370

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

The following table presents loans classified as TDRs at December 31:

	2015		2014
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$897	$—	$838	$266
Real Estate – Construction	—	—	—	—
Real Estate – Commercial Mortgage	16,621	1,070	26,565	1,591
Real Estate – Residential	14,979	1,582	14,940	2,531
Real Estate – Home Equity	2,914	—	1,856	356
Consumer	223	35	211	—
Total TDRs	$35,634	$2,687	$44,410	$4,744

Loans classified as TDRs during 2015, 2014, and 2013 are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof. The financial impact of these modifications was not material.

	2015		2014		2013
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	1	$40	3	$320	4	$337
Real Estate – Construction	—	—	—	—	—	—
Real Estate – Commercial Mortgage	4	631	3	1,769	13	9,653
Real Estate – Residential	14	1,531	11	1,972	18	2,073
Real Estate – Home Equity	21	1,005	10	883	9	587
Consumer	3	110	1	34	6	93
Total TDRs	43	$3,317	28	$4,978	50	$12,743

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.
77

The following table provides information on how TDRs were modified during the periods included.

	2015		2014		2013
	Number	Post-Modified	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Extended Amortization	16	$973	10	$1,894	15	$4,334
Interest Rate Adjustment	5	284	1	156	9	982
Extended Amortization and Interest Rate Adjustment	22	2,060	8	1,179	17	5,381
Principal Moratorium	—	—	—	—	1	1,700
Other	—	—	9	1,749	8	346
Total TDRs	43	$3,317	28	$4,978	50	$12,743

The following table presents loans classified as TDRs for which there was a payment default during the years presented and the loans were modified within the twelve months prior to default.

	2015		2014		2013
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	—	$—	—	$—	—	$—
Real Estate – Construction	—	—	—	—	—	—
Real Estate – Commercial Mortgage	—	—	1	60	1	73
Real Estate – Residential	—	—	2	177	—	—
Real Estate – Home Equity	—	—	1	153	1	50
Consumer	—	—	—	—	—	—
Total TDRs	—	$—	4	$390	2	$123

(1)	Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

Note 4

PREMISES AND EQUIPMENT

The composition of the Company’s premises and equipment at December 31 was as follows:

(Dollars in Thousands)	2015	2014
Land	$24,534	$24,548
Buildings	112,563	111,810
Fixtures and Equipment	55,265	57,579
Total	192,362	193,937
Accumulated Depreciation	(93,543)	(92,038)
Premises and Equipment, Net	$98,819	$101,899

Note 5
GOODWILL

As of December 31, 2015 and December 31, 2014, the Company had goodwill of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

During the fourth quarter of 2015, the Company performed its annual goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit was less than its estimated fair value, therefore, no impairment was recorded. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Note 6

OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity as of December 31,

(Dollars in Thousands)	2015	2014	2013
Beginning Balance	$35,680	$48,071	$53,426
Additions	5,752	15,271	24,488
Valuation Write-Downs	(1,713)	(3,142)	(3,592)
Sales	(20,155)	(23,791)	(25,940)
Other	(274)	(729)	(311)
Ending Balance	$19,290	$35,680	$48,071

Net expenses applicable to other real estate owned as of December 31, was as follows:

(Dollars in Thousands)	2015	2014	2013
Gains from the Sale of Properties	$(938)	$(774)	$(1,306)
Losses from the Sale of Properties	2,169	2,094	2,287
Rental Income from Properties	(250)	(523)	(293)
Property Carrying Costs	2,277	2,872	3,954
Valuation Adjustments	1,713	3,142	3,592
Total	$4,971	$6,811	$8,234

As of December 31, 2015, the Company had $2.2 million of loans secured by residential real estate in the process of foreclosure.

Note 7

DEPOSITS

The composition of the Company’s interest bearing deposits at December 31 was as follows:

(Dollars in Thousands)	2015	2014
NOW Accounts	$848,330	$804,337
Money Market Accounts	248,367	254,149
Savings Deposits	269,162	233,612
Other Time Deposits	178,707	195,581
Total Interest Bearing Deposits	$1,544,566	$1,487,679

At December 31, 2015 and 2014, $1.2 million and $2.4 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $10.4 million and $11.6 million at December 31, 2015 and December 31, 2014, respectively.

At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)	2015
2016	$153,328
2017	15,878
2018	6,015
2019	1,906
2020 and thereafter	1,580
Total	$178,707

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2015	2014	2013
NOW Accounts	$254	$318	$482
Money Market Accounts	134	190	211
Savings Deposits	126	112	101
Time Deposits < $250,000	377	463	505
Time Deposits > $250,000	53	16	132
Total	$944	$1,099	$1,431

Note 8

SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings(2)
2015
Balance at December 31	$—	$60,977	$81
Maximum indebtedness at any month end	—	64,935	2,003
Daily average indebtedness outstanding	12	57,689	780
Average rate paid for the year	0.74%	0.05%	3.98%
Average rate paid on period-end borrowings	—%	0.05%	5.23%

2014
Balance at December 31	$—	$47,411	$2,014
Maximum indebtedness at any month end	—	47,413	2,035
Daily average indebtedness outstanding	11	42,877	1,514
Average rate paid for the year	0.76%	0.05%	3.76%
Average rate paid on period-end borrowings	—%	0.05%	3.76%

2013
Balance at December 31	$—	$47,312	$4,009
Maximum indebtedness at any month end	—	55,261	8,929
Daily average indebtedness outstanding	11	48,337	5,573
Average rate paid for the year	0.76%	0.05%	3.79%
Average rate paid on period-end borrowings	—%	0.05%	3.25%

(1)	Balances are fully collateralized by government treasury or agency securities held in the Company’s investment portfolio.
(2)	Comprised of FHLB debt.

Note 9

LONG-TERM BORROWINGS

Federal Home Loan Bank Advances.  FHLB advances totaled $28.3 million at December 31, 2015 and $31.1 million at December 31, 2014. The advances mature at varying dates from 2017 through 2025 and had a weighted-average rate of 3.13% and 3.17% at December 31, 2015 and 2014, respectively. The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. Interest on the FHLB advances is paid on a monthly basis.

Scheduled minimum future principal payments on FHLB advances at December 31 were as follows:

(Dollars in Thousands)	2015
2016	$2,748
2017	6,515
2018	7,714
2019	4,653
2020	2,054
2021 and thereafter	4,581
Total	$28,265

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

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods.  Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2015, the Company has paid all interest payments in full.

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

Note 10

INCOME TAXES

The provision for income taxes reflected in the statements of comprehensive income is comprised of the following components:

(Dollars in Thousands)	2015	2014	2013
Current:
Federal	$497	$(51)	$(75)
State	115	(2,916)	195
	612	(2,967)	120
Deferred:
Federal	3,258	4,270	1,650
State	475	249	99
Valuation Allowance	114	102	56
	3,847	4,621	1,805
Total:
Federal	3,755	4,219	1,575
State	590	(2,667)	294
Valuation Allowance	114	102	56
Total	$4,459	$1,654	$1,925
81

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2015	2014	2013
Tax Expense at Federal Statutory Rate	$4,751	$3,820	$2,790
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(395)	(327)	(385)
Change in Reserve for Uncertain Tax Positions	—	(2,902)	(777)
State Taxes, Net of Federal Benefit	390	892	191
Other	562	69	50
Change in Valuation Allowance	114	102	56
Tax-Exempt Cash Surrender Value Life Insurance Benefit	(303)	—	—
Excess Death Benefit Payment	(660)	—	—
Actual Tax Expense	$4,459	$1,654	$1,925

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2015 and 2014 are as follows:

(Dollars in Thousands)	2015	2014
Deferred Tax Assets Attributable to:
Allowance for Loan Losses	$5,383	$6,767
Accrued Pension/SERP	13,901	13,547
State Net Operating Loss and Tax Credit Carry-Forwards	5,061	5,012
Other Real Estate Owned	5,012	8,229
Federal Net Operating Loss and Tax Credit Carry-Forwards	1,241	574
Other	4,351	3,652
Total Deferred Tax Assets	$34,949	$37,781

Deferred Tax Liabilities Attributable to:
Depreciation on Premises and Equipment	$5,982	$6,247
Deferred Loan Fees and Costs	2,883	2,490
Intangible Assets	4,019	3,719
Other	687	612
Total Deferred Tax Liabilities	13,571	13,068
Valuation Allowance	1,442	1,328
Net Deferred Tax Asset	$19,936	$23,385

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of the separate state net operating loss carry-forward of the parent holding company, the separate state net operating loss carry-forwards of an inactive subsidiary, and certain of the Bank’s separate state tax credit carry-forwards, will be realized. Accordingly, a valuation allowance for the parent holding company’s separate state net operating loss carry-forward was recorded in 2008 and increased for additional state operating loss carry-forwards generated in 2009 through 2015. This valuation allowance at December 31, 2015 was $1.1 million. In addition, a valuation allowance for the inactive subsidiary’s separate state net operating loss carry-forwards and for certain of the Bank’s state tax credit carry-forwards totaled $0.3 million at December 31, 2015. At December 31, 2015, the Company had state loss and tax credit carry-forwards of approximately $5.1 million, which expire at various dates from 2016 through 2035, federal net operating and capital loss carry-forwards of approximately $0.3 million which expire at various dates from 2019 through 2035, and federal credit carry-forwards of approximately $1.0 million that never expire.

The Company had no unrecognized tax benefits at December 31, 2015 and December 31, 2014. The unrecognized tax benefit was $3.2 million at December 31, 2013.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2015	2014	2013
Balance at January 1,	$—	$3,228	$4,209
Additions Based on Tax Positions Related to Current Year	—	—	—
Decrease Due to Lapse in Statue of Limitations	—	—	(981)
Decrease Due to Settlements With Taxing Authorities	—	(3,228)	—
Balance at December 31	$—	$—	$3,228

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. For the year ended December 31, 2015, there were no interest and penalties recorded in the income statement – income taxes. For the years ended December 31, 2014 and 2013, the Company reversed previously accrued interest and penalties of $800,000 and $139,000, respectively. There were no amounts for accrued interest and penalties at December 31, 2015 and 2014.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2012.

Note 11

STOCK-BASED COMPENSATION

As of December 31, 2015, the Company had three stock-based compensation plans, consisting of the 2011 Associate Incentive Plan (“AIP”), the 2011 Associate Stock Purchase Plan (“ASPP”), and the 2011 Director Stock Purchase Plan (“DSPP”).  These plans, which were approved by the shareowners in April 2011, replaced substantially similar plans approved by the shareowners in 2004. Total compensation expense associated with these plans for 2013 through 2015 was $1.4 million, $1.9 million, and $1.4 million, respectively.

AIP.  The AIP allows the Company’s Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the 2011 AIP there were 875,000 shares reserved for issuance. In 2015, the Company, pursuant to the terms and conditions of the AIP, created the 2015 Incentive Plan (“2015 Plan”), under which all participants in the 2015 Plan were eligible to earn performance shares. Awards under the 2015 Plan were tied to internally established performance goals. At base level targets, the grant-date fair value of the shares eligible to be awarded in 2015 was approximately $0.9 million. Approximately 75% of the award is in the form of stock and 25% in the form of a cash bonus. For 2015, a total of 44,938 shares were eligible for issuance, but additional shares could be earned if performance exceeded established goals. A total of 53,187 shares were earned for 2015 reflective of goal achievement that exceeded the base level targets. The Company recognized expense of $1.1 million, $1.2 million and $965,000 for 2015, 2014 and 2013, respectively. After deducting the shares earned in 2015, 693,115 shares remain eligible for issuance under the 2011 AIP.

Executive Long-Term Incentive Plan (“LTIP”). Prior to 2007, the Company maintained a stock option program for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). All of the options granted under this arrangement have expired. In 2007, the Company replaced its practice of entering into an annual stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows Mr. Smith to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period. The Company recognized $0.3 million, $0.5 million, and $0.3 million in expense for years 2015, 2014 and 2013, respectively, under Mr. Smith’s LTIP. At Mr. Smith’s request, the Compensation Committee, with board approval, exercised its negative discretion option whereby the grants for the three-year periods beginning 2012 and 2013 were cancelled and therefore there were no payouts. In addition, the Company entered into a similar LTIP in 2015 for Thomas A. Barron – President of CCB) that allows Mr. Barron to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period. No shares were earned under this plan for 2015.

DSPP.  The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors’ annual retainer and meeting fees.  Under the 2011 DSPP there were 150,000 shares reserved for issuance.  For 2015, the Company issued 12,494 shares and recognized approximately $19,000 in expense under the DSPP. For 2014, the Company issued 10,932 shares under the DSPP and recognized approximately $14,000 in expense related to this plan.  For 2013, the Company issued 13,348 shares and recognized approximately $15,000 in expense related to the DSPP.   As of December 31, 2015, there are 74,250 shares eligible for issuance under the 2011 DSPP.

ASPP.  Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate’s eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Under the 2011 ASPP there were 593,750 shares of common stock reserved for issuance.   For 2015, 21,088 shares were acquired and approximately $52,000 in expense was recognized under the ASPP. For 2014, 28,630 shares were acquired under the ASPP and approximately $64,000 in expense was recognized related to this plan. For 2013, 31,597 shares were acquired and approximately $69,000 in expense was recognized related to the ASPP. As of December 31, 2015, 397,232 shares remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $2.36 for 2015.  For 2014 and 2013, the weighted average fair value purchase right granted was $2.12 and $2.21, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2015	2014	2013
Dividend yield	0.8%	0.3%	—%
Expected volatility	19.0%	21.5%	32.0%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected life (in years)	0.5	0.5	0.5

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

(Dollars in Thousands)	2015	2014	2013
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$140,359	$115,285	$134,950
Service Cost	6,859	5,634	6,999
Interest Cost	5,750	5,513	5,566
Actuarial (Gain) Loss	(6,880)	22,632	(18,965)
Benefits Paid	(4,825)	(8,438)	(12,946)
Expenses Paid	(224)	(267)	(319)
Projected Benefit Obligation at End of Year	$141,039	$140,359	$115,285

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$108,172	$103,842	$94,164
Actual Return on Plan Assets	(2,331)	8,035	17,943
Employer Contributions	5,000	5,000	5,000
Benefits Paid	(4,825)	(8,438)	(12,946)
Expenses Paid	(224)	(267)	(319)
Fair Value of Plan Assets at End of Year	$105,792	$108,172	$103,842

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$35,247	$32,186	$11,442

Accumulated Benefit Obligation at End of Year	$121,609	$119,750	$98,796

Components of Net Periodic Benefit Costs:
Service Cost	$6,859	$5,634	$6,999
Interest Cost	5,750	5,513	5,566
Expected Return on Plan Assets	(7,820)	(7,487)	(7,371)
Amortization of Prior Service Costs	309	309	317
Net Loss Amortization	3,564	1,365	4,316
Net Periodic Benefit Cost	$8,662	$5,334	$9,827

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.52%	4.15%	5.00%
Rate of Compensation Increase	3.25%	3.25%	3.25%
Measurement Date	12/31/15	12/31/14	12/31/13

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.15%	5.00%	4.25%
Expected Return on Plan Assets	7.50%	7.50%	8.00%
Rate of Compensation Increase	3.25%	3.25%	3.75%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$3,272	$22,083	$(29,534)
Prior Service Cost	(309)	(309)	(317)
Net Loss	(3,564)	(1,365)	(4,316)
Deferred Tax Expense (Benefit)	232	(7,873)	13,180
Other Comprehensive (Gain) Loss, net of tax	$(369)	$12,536	$(20,987)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$34,373	$34,665	$13,947
Prior Service Cost	766	1,075	1,383
Deferred Tax Benefit	(13,556)	(13,788)	(5,914)
Accumulated Other Comprehensive Loss, net of tax	$21,583	$21,952	$9,416

The Company expects to recognize $3.2 million of the net actuarial loss and $0.3 million of the prior service cost reflected in accumulated other comprehensive income at December 31, 2015 as a component of net periodic benefit cost during 2016.

Effective December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for the defined benefit and supplemental executive retirement plans. This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows for the benefit obligations.  Historically, the estimated service and interest cost components utilized a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations at the beginning of the period. The Company elected this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  The change will be accounted for as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly will be accounted for prospectively.  While the benefit obligations for the plans measured under this approach are unchanged, the more granular application of the spot rates will decrease the combined service and interest costs for the defined benefit retirement plan for fiscal 2016 by $0.7 million.

Plan Assets. The Company’s pension plan asset allocation at year-end 2015 and 2014, and the target asset allocation for 2016 are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End(1)
	2016	2015	2014
Equity Securities	70%	68%	74%
Debt Securities	25%	20%	21%
Cash and Cash Equivalents	5%	12%	5%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

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

(Dollars in Thousands)	2015	2014
Level 1:
Equities	$18,197	$23,199
Mutual Funds	71,829	75,421
Cash and Cash Equivalents	12,402	5,626

Level 2:
U.S. Government Agency	3,364	3,926

Total Fair Value of Plan Assets	$105,792	$108,172

Expected Benefit Payments.  As of December 31, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)	2015
2016	$8,199
2017	8,859
2018	10,608
2019	10,912
2020	10,222
2021 through 2025	54,925
Total	$103,724
86

Contributions.  The following table details the amounts contributed to the pension plan in 2014 and 2015, and the expected amount to be contributed in 2016.

(Dollars in Thousands)	2014	2015	Expected Contribution 2016(1)
Actual Contributions	$5,000	$5,000	$5,000

(1) For 2016, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

(Dollars in Thousands)	2015	2014	2013
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$3,003	$2,379	$3,492
Service Cost	3	—	—
Interest Cost	133	104	137
Actuarial Loss (Gain)	1,703	520	(1,250)
Projected Benefit Obligation at End of Year	$4,842	$3,003	$2,379

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$4,842	$3,003	$2,379
Accumulated Benefit Obligation at End of Year	$4,348	$2,982	$2,379

Components of Net Periodic Benefit Costs:
Service Cost	$3	$—	$—
Interest Cost	133	104	137
Amortization of Prior Service Cost	7	164	187
Net Loss (Gain) Amortization	179	(661)	(237)
Net Periodic Benefit Cost	$322	$(393)	$87

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.13%	4.15%	5.00%
Rate of Compensation Increase	3.25%	3.25%	3.25%
Measurement Date	12/31/15	12/31/14	12/31/13

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.15%	5.00%	4.25%
Rate of Compensation Increase	3.25%	3.25%	3.75%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$1,703	$520	$(1,250)
Prior Service Cost	(7)	(164)	(187)
Net (Loss) Gain	(179)	660	237
Deferred Tax (Benefit) Expense	(585)	(392)	463
Other Comprehensive Loss (Gain), net of tax	$932	$624	$(737)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$892	$(632)	$(1,812)
Prior Service Cost	—	7	171
Deferred Tax Liability	(344)	241	633
Accumulated Other Comprehensive Loss (Gain), net of tax	$548	$(384)	$(1,008)

The Company expects to recognize approximately $0.8 million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2015 as a component of net periodic benefit cost during 2016.

Effective December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for the supplemental executive retirement plans to mirror the change previously noted for the defined benefit plan. While the benefit obligations for the plans measured under this approach are unchanged, the more granular application of the spot rates will decrease the combined service and interest costs for the supplemental executive retirement plan for fiscal 2016 by $34,000.

Expected Benefit Payments. As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)	2015
2016	$1,499
2017	1,036
2018	1,225
2019	1,196
2020	—
2021 through 2025	—
Total	$4,956

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant’s compensation for eligible associates. During 2015, the Company made matching contributions of $0.5 million. For the years 2014 and 2013, the Company made matching contributions of $0.5 and $0.4 million, respectively. The participant may choose to invest their contributions into twenty-seven investment options available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  Shares issued to participants have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2015, 2014 and 2013.

Note 13

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands)	2015	2014	2013
Numerator:
Net Income	$9,116	$9,260	$6,045

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,273	17,425	17,325
Effects of Dilutive Securities Stock Compensation Plans	45	63	74

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,318	17,488	17,399

Basic Earnings Per Share	$0.53	$0.53	$0.35
Diluted Earnings Per Share	$0.53	$0.53	$0.35

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier 1, total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum common equity tier 1, total risk-based, tier 1 risk based and tier 1 leverage ratios as set forth in the following tables. There are not conditions or events since the notification that management believes have changed the Bank’s category. The Company and Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are also presented in the table.

					To Be Well-
					Capitalized Under
			Required		Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
Common Equity Tier 1:
CCBG	$215,075	12.84%	$75,385	4.50%	*	*
CCB	266,138	15.93%	75,162	4.50%	$108,567	6.50%

Tier 1 Capital:
CCBG	275,075	16.42%	100,513	6.00%	*	*
CCB	266,138	15.93%	100,216	6.00%	133,621	8.00%

Total Capital:
CCBG	289,028	17.25%	134,018	8.00%	*	*
CCB	280,091	16.77%	133,621	8.00%	167,026	10.00%

Tier 1 Leverage:
CCBG	275,075	10.65%	103,342	4.00%	*	*
CCB	266,138	10.33%	103,095	4.00%	128,869	5.00%

2014
Tier 1 Capital:
CCBG	$269,503	16.67%	$64,656	4.00%	*	*
CCB	261,655	16.24%	64,458	4.00%	$96,687	6.00%

Total Capital:
CCBG	287,042	17.76%	129,313	8.00%	*	*
CCB	279,194	17.33%	128,916	8.00%	161,145	10.00%

Tier 1 Leverage:
CCBG	269,503	10.99%	98,090	4.00%	*	*
CCB	261,655	10.70%	97,834	4.00%	122,293	5.00%

*	Not applicable to bank holding companies.

Dividend Restrictions. In the ordinary course of business, the Company is dependent upon dividends from its banking subsidiary to provide funds for the payment of dividends to shareowners and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Company’s banking subsidiary to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits of the banking subsidiary for that year combined with the retained net profits for proceeding two years. In 2016, the bank subsidiary may declare dividends without regulatory approval of $0.2 million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2016 up to the date of any such dividend declaration.

Note 15

OTHER COMPREHENSIVE INCOME (LOSS)

FASB Topic ASC 220, “Comprehensive Income” requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Total comprehensive income is reported in the consolidated statements of comprehensive income and changes in shareowners’ equity.

The following table summarizes the tax effects for each component of other comprehensive income (loss):

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(378)	$145	$(233)
Amortization of losses on securities transferred from available for sale to held to maturity	76	(31)	45
Reclassification adjustment for net gain included in net income	5	(2)	3
Total Investment Securities	(297)	112	(185)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	316	(122)	194
Reclassification adjustment for amortization of net loss	3,743	(1,444)	2,299
Current year actuarial (loss) gain	(4,975)	1,919	(3,056)
Total Benefit Plans	(916)	353	(563)

Total Other Comprehensive Loss	$(1,213)	$465	$(748)

2014
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$250	$(103)	$147
Amortization of losses on securities transferred from available for sale to held to maturity	70	(27)	43
Reclassification adjustment for net gain included in net income	1	—	1
Total Investment Securities	321	(130)	191
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	473	(182)	291
Reclassification adjustment for amortization of net loss	705	(272)	433
Current year actuarial (loss) gain	(22,603)	8,719	(13,884)
Total Benefit Plans	(21,425)	8,265	(13,160)

Total Other Comprehensive Loss	$(21,104)	$8,135	$(12,969)

2013
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,252)	$483	$(769)
Unrealized losses on securities transferred from available for sale to held to maturity	(523)	202	(321)
Amortization of losses on securities transferred from available for sale to held to maturity	25	(10)	15
Reclassification adjustment for net gain included in net income	3	(1)	2
Reclassification adjustment for impairment loss realized in net income	600	(232)	368
Total Investment Securities	(1,147)	442	(705)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	504	(194)	310
Reclassification adjustment for amortization of net loss	4,079	(1,574)	2,505
Current year actuarial gain (loss)	30,784	(11,875)	18,909
Total Benefit Plans	35,367	(13,643)	21,724

Total Other Comprehensive Income	$34,220	$(13,201)	$21,019
90

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2015	$59	$(21,568)	$(21,509)
Other comprehensive (loss) during the period	(186)	(562)	(748)
Balance as of December 31, 2015	$(127)	$(22,130)	$(22,257)

Balance as of January 1, 2014	$(132)	$(8,408)	$(8,540)
Other comprehensive income (loss) during the period	191	(13,160)	(12,969)
Balance as of December 31, 2014	$59	$(21,568)	$(21,509)

Balance as of January 1, 2013	$573	$(30,132)	$(29,559)
Other comprehensive (loss) income during the period	(705)	21,724	21,019
Balance as of December 31, 2013	$(132)	$(8,408)	$(8,540)

Note 16

RELATED PARTY TRANSACTIONS

At December 31, 2015 and 2014, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $9.7 million and $14.3 million, respectively.  During 2015, $7.6 million in new loans were made and repayments totaled $12.3 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Deposits from certain directors, executive officers, and their related interests totaled $19.0 million and $18.8 million at December 31, 2015 and 2014, respectively.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which several directors and officers have an interest. The lease agreement with Smith Interests General Partnership L.L.P. provides for annual lease payments of approximately $170,000, to be adjusted for inflation in future years.

Note 17

OTHER NONINTEREST EXPENSE

Components of other noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2015	2014	2013
Legal Fees	2,506	3,187	3,663
Professional Fees	3,789	3,732	4,304
Telephone	1,976	1,903	1,891
Advertising	1,391	1,461	1,719
Processing Services	6,540	6,062	5,396
Insurance – Other	2,737	2,934	4,144
Other	8,211	8,235	8,596
Total	$27,150	$27,514	$29,713
91

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

	2015			2014
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$57,571	$306,642	$364,213	$33,633	$278,438	$312,071
Standby Letters of Credit	6,095	—	6,095	8,307	—	8,307
Total	$63,666	$306,642	$370,308	$41,940	$278,438	$320,378

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $0.5 million in 2015, $0.5 million in 2014, and $0.7 million in 2013.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2015, are as follows (dollars in millions): 2016, $0.5; 2017, $0.4; 2018, $0.4; 2019, $0.4, thereafter, $2.8.

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

In December 2013, a settlement agreement was approved by the court in resolution of the aforementioned Covered Litigation matter. Visa’s share of the settlement is to be paid from the litigation reserve account which was further funded during the third quarter of 2014 resulting in a payment of $161,000 to the counterparty. Fixed charges included in the liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly payments during 2015 totaled $261,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

92

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

A summary of fair values for assets and liabilities recorded at fair value at December 31 consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2015
Securities Available for Sale:
U.S. Government Treasury	$250,346	$—	$—	$250,346
U.S. Government Agency	—	101,824	—	101,824
States and Political Subdivisions	—	88,362	—	88,362
Mortgage-Backed Securities	—	1,901	—	1,901
Equity Securities	—	8,595	—	8,595

2014
Securities Available for Sale:
U.S. Government Treasury	$186,031	$—	$—	$186,031
U.S. Government Agency	—	96,097	—	96,097
State and Political Subdivisions	—	48,388	—	48,388
Mortgage-Backed Securities	—	2,287	—	2,287
Equity Securities	—	8,745	—	8,745
93

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $8.8 million with a valuation allowance of $0.9 million at December 31, 2015 and $13.6 million and $2.0 million, respectively, at December 31, 2014.

Loans Held for Sale. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During 2015 and 2014, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

94

A summary of estimated fair values of significant financial instruments at December 31 consisted of the following:

	2015
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$51,288	$51,288	$—	$—
Short-Term Investments	327,617	327,617	—	—
Investment Securities, Available for Sale	451,028	250,346	200,682	—
Investment Securities, Held to Maturity	187,892	134,439	52,968	—
Loans Held for Sale	11,632	—	11,632
Loans, Net of Allowance for Loan Losses	1,478,322	—	—	1,483,926

LIABILITIES:
Deposits	$2,302,849	$—	$2,228,210	$—
Short-Term Borrowings	61,058	—	64,947	—
Subordinated Notes Payable	62,887	—	49,230	—
Long-Term Borrowings	28,265	—	30,448	—

	2014
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$55,467	$55,467	$—	$—
Short-Term Investments	329,589	329,589	—	—
Investment Securities, Available for Sale	341,548	186,031	155,517	—
Investment Securities, Held to Maturity	163,581	76,317	87,095	—
Loans Held for Sale	10,688	—	10,688
Loans, Net of Allowance for Loan Losses	1,413,835	—	—	1,369,314

LIABILITIES:
Deposits	$2,146,794	$—	$2,146,510	$—
Short-Term Borrowings	49,425	—	48,760	—
Subordinated Notes Payable	62,887	—	62,887	—
Long-Term Borrowings	31,097	—	32,313	—

All non-financial instruments are excluded from the above table.  The disclosures also do not include goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

95

Note 20

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2015	2014
ASSETS
Cash and Due From Subsidiary Bank	$13,527	$11,741
Investment in Subsidiary Bank	327,794	329,632
Other Assets	5,164	2,906
Total Assets	$346,485	$344,279

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	9,246	8,852
Total Liabilities	72,133	71,739

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,156,919 and 17,447,223 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	172	174
Additional Paid-In Capital	38,256	42,569
Retained Earnings	258,181	251,306
Accumulated Other Comprehensive Loss, Net of Tax	(22,257)	(21,509)
Total Shareowners’ Equity	274,352	272,540
Total Liabilities and Shareowners’ Equity	$346,485	$344,279

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2015	2014	2013
OPERATING INCOME
Income Received from Subsidiary Bank:
Overhead Fees	$4,604	$4,468	$4,417
Dividends	9,200	6,000	—
Other Income	424	138	208
Total Operating Income	14,228	10,606	4,625

OPERATING EXPENSE
Salaries and Associate Benefits	3,395	3,156	3,130
Interest on Subordinated Notes Payable	1,368	1,328	1,419
Professional Fees	1,078	1,024	1,491
Advertising	105	141	142
Legal Fees	168	243	245
Other	699	624	1,117
Total Operating Expense	6,813	6,516	7,544
Earnings (Loss) Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	7,415	4,090	(2,919)
Income Tax Benefit	(342)	(433)	(1,036)
Earnings (Loss) Before Equity in Undistributed Earnings of Subsidiary Bank	7,757	4,523	(1,883)
Equity in Undistributed Earnings of Subsidiary Bank	1,359	4,737	7,928
Net Income	$9,116	$9,260	$6,045
96

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,116	$9,260	$6,045
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(1,359)	(4,737)	(7,928)
Stock Compensation	1,109	1,349	1,296
Decrease in Other Assets	191	387	339
Increase (Decrease) in Other Liabilities	444	532	(1,755)
Net Cash Provided By (Used In) Operating Activities	9,501	6,791	(2,003)

CASH FROM FINANCING ACTIVITIES:
Dividends Paid	(2,241)	(1,568)	—
Issuance of Common Stock Under Compensation Plans	507	578	1,151
Payments to Repurchase Common Stock	(5,981)	(269)	—
Net Cash (Used In) Provided By in Financing Activities	(7,715)	(1,259)	1,151

Net Increase (Decrease) in Cash	1,786	5,532	(852)
Cash at Beginning of Year	11,741	6,209	7,061
Cash at End of Year	$13,527	$11,741	$6,209
97

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2015.

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

Ernst & Young LLP, an independent registered certified public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2015, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2015, as stated in its attestation report, which is included herein on page 97.

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

98

Ernst & Young LLP One Tampa City Center Suite 2400 201 North Franklin Street Tampa, Florida 33602	Tel: +1 813 225 4800 Fax: +1 813 225 4711 ey.com

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Capital City Bank Group, Inc. and our report dated March 8, 2016 expressed an unqualified opinion thereon.

Tampa, Florida

March 8, 2016

99

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsections entitled “Codes of Conduct and Ethics”,” “Proposal No. 1 - Election of Directors,” “Continuing Directors and Executive Officers,” under the section entitled “Corporate Governance at Capital City,” “Share Ownership” and “Board Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2016.

Item 11. Executive Compensation

Incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

The 2011 Associate Incentive Plan, 2011 Associate Stock Purchase Plan, and 2011 Director Stock Purchase Plan were approved by the Registrant’s shareowners. The following table provides certain information regarding the Registrant’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	—	$—	1,164,597	(1)
Equity Compensation Plans Not Approved by Securities Holders	—	—	—
Total	—	$—	1,164,597

(1)	Consists of 693,115 shares available for issuance under our 2011 Associate Incentive Plan, 397,232 shares available for issuance under our 2011 Associate Stock Purchase Plan, and 74,250 shares available for issuance under our 2011 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2011 Associate Incentive Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the sections entitled “Transactions With Related Persons” and “Corporate Governance at Capital City” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2016.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Committee Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2016.

100

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.	Financial Statements

Report of Independent Registered Certified Public Accounting Firm

Consolidated Statements of Financial Condition at the End of Fiscal Years 2015 and 2014

Consolidated Statements of Income for Fiscal Years 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income for Fiscal Years 2015, 2014, and 2013

Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2015, 2014, and 2013

Consolidated Statements of Cash Flows for Fiscal Years 2015, 2014, and 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

Reg. S-K Exhibit Table Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).
3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).
4.1	See Exhibits 3.1 and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of the Registrant’s shareowners.
4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.5	In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.
10.1	Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).
10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).
10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).
101

10.6	Form of Participant Agreement for Long-Term Incentive Plan. - incorporated by reference herein to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K (filed 3/6/15)(No. 0-13358).
10.7	Participant Agreement, dated February 25, 2015, by and between Thomas A. Barron and the Registrant – incorporated by reference herein to Exhibit 10.1 of the Registrant’s Form 8-K (filed 2/25/15)(No. 0-13358).
11	Statement re Computation of Per Share Earnings.*
14	Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).
21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2015.**
23.1	Consent of Independent Registered Certified Public Accounting Firm.**
31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
*	Information required to be presented in Exhibit 11 is provided in Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.
**	Filed electronically herewith.
102

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 8, 2016, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 8, 2016 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

103

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 8, 2016, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ Thomas A. Barron	/s/ John K. Humphress
Thomas A. Barron	John K. Humphress

/s/ Allan G. Bense	/s/ Lina S. Knox
Allan G. Bense	Lina S. Knox

/s/ Frederick Carroll, III	/s/ Henry Lewis III
Frederick Carroll, III	Henry Lewis III

/s/ Cader B. Cox, III	/s/ John G. Sample, Jr
Cader B. Cox, III	John G. Sample, Jr

/s/ J. Everitt Drew	/s/ William G. Smith, Jr.
J. Everitt Drew	William G. Smith, Jr.
104

Exhibit Index

Reg. S-K Exhibit Table Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).
3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).
4.1	See Exhibits 3.1 and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of the Registrant’s shareowners.
4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).
4.5	In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.
10.1	Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).
10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).
10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).
10.6	Form of Participant Agreement for Long-Term Incentive Plan. - incorporated by reference herein to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K (filed 3/6/15)(No. 0-13358).
10.7	Participant Agreement, dated February 25, 2015, by and between Thomas A. Barron and the Registrant – incorporated by reference herein to Exhibit 10.1 of the Registrant’s Form 8-K (filed 2/25/15)(No. 0-13358).
11	Statement re Computation of Per Share Earnings.*
14	Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).
21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2015.**
23.1	Consent of Independent Registered Certified Public Accounting Firm.**
31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
105

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
*	Information required to be presented in Exhibit 11 is provided in Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.
**	Filed electronically herewith.
106