Form 10-Q
period 2016-03-31
CAPITAL CITY BANK GROUP INC
filed 2016-05-06
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

At April 30, 2016, 17,221,682 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2016

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
▪	legislative or regulatory changes, including the Dodd-Frank Act, Basel III, and the ability to repay and qualified mortgage standards;
▪	the effects of security breaches and computer viruses that may affect our computer systems or fraud related to credit or debit card products;
▪	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	our ability to declare and pay dividends, the payment of which is now subject to our compliance with heightened capital requirements;
▪	our need and our ability to incur additional debt or equity financing;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I.      FINANCIAL INFORMATION

Item 1.      CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31,	December 31,
(Dollars in Thousands)	2016	2015
ASSETS
Cash and Due From Banks	$45,914	$51,288
Federal Funds Sold and Interest Bearing Deposits	304,908	327,617
Total Cash and Cash Equivalents	350,822	378,905

Investment Securities, Available for Sale, at fair value	462,444	451,028
Investment Securities, Held to Maturity, at amortized cost (fair value of $187,649 and $187,407)	187,079	187,892
Total Investment Securities	649,523	638,920
Loans Held For Sale	10,475	11,632
Loans, Net of Unearned Income	1,506,835	1,492,275
Allowance for Loan Losses	(13,613)	(13,953)
Loans, Net	1,493,222	1,478,322

Premises and Equipment, Net	98,029	98,819
Goodwill	84,811	84,811
Other Real Estate Owned	17,450	19,290
Other Assets	87,854	87,161
Total Assets	$2,792,186	$2,797,860

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$790,040	$758,283
Interest Bearing Deposits	1,501,368	1,544,566
Total Deposits	2,291,408	2,302,849

Short-Term Borrowings	62,922	61,058
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	27,062	28,265
Other Liabilities	71,074	68,449
Total Liabilities	2,515,353	2,523,508

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,221,654 and 17,156,919 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	172	172
Additional Paid-In Capital	38,671	38,256
Retained Earnings	259,139	258,181
Accumulated Other Comprehensive Loss, Net of Tax	(21,149)	(22,257)
Total Shareowners’ Equity	276,833	274,352
Total Liabilities and Shareowners’ Equity	$2,792,186	$2,797,860

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2016	2015
INTEREST INCOME
Loans, including Fees	$18,045	$17,863
Investment Securities:
Taxable	1,420	1,198
Tax Exempt	217	96
Funds Sold	362	189
Total Interest Income	20,044	19,346

INTEREST EXPENSE
Deposits	221	246
Short-Term Borrowings	10	21
Subordinated Notes Payable	387	332
Other Long-Term Borrowings	216	240
Total Interest Expense	834	839

NET INTEREST INCOME	19,210	18,507
Provision for Loan Losses	452	293
Net Interest Income After Provision for Loan Losses	18,758	18,214

NONINTEREST INCOME
Deposit Fees	5,400	5,541
Bank Card Fees	2,853	2,742
Wealth Management Fees	1,792	2,046
Mortgage Banking Fees	1,030	987
Data Processing Fees	347	373
Other	1,255	1,159
Total Noninterest Income	12,677	12,848

NONINTEREST EXPENSE
Compensation	16,241	16,524
Occupancy, Net	4,459	4,396
Other Real Estate Owned, Net	1,425	1,497
Other	6,805	6,973
Total Noninterest Expense	28,930	29,390

INCOME BEFORE INCOME TAXES	2,505	1,672
Income Tax Expense	858	686

NET INCOME	$1,647	$986

BASIC NET INCOME PER SHARE	$0.10	$0.06
DILUTED NET INCOME PER SHARE	$0.10	$0.06

Average Basic Common Shares Outstanding	17,202	17,508
Average Diluted Common Shares Outstanding	17,235	17,555

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
NET INCOME	$1,647	$986
Other comprehensive income, before tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	1,784	1,146
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	19	17
Total Investment Securities	1,803	1,163
Other comprehensive income, before tax	1,803	1,163
Deferred tax expense related to other comprehensive income	(695)	(448)
Other comprehensive income, net of tax	1,108	715
TOTAL COMPREHENSIVE INCOME	$2,755	$1,701

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2015	17,447,223	$174	$42,569	$251,306	$(21,509)	$272,540
Net Income		—	—	986	—	986
Other Comprehensive Income, Net of Tax		—	—	—	715	715
Cash Dividends ($0.0300 per share)		—	—	(527)	—	(527)
Stock Compensation Expense		—	261	—	—	261
Impact of Transactions Under Compensation Plans, net	85,408	1	111	—	—	112
Balance, March 31, 2015	17,532,631	$175	$42,941	$251,765	$(20,794)	$274,087
Balance, January 1, 2016	17,156,919	$172	$38,256	$258,181	$(22,257)	$274,352
Net Income		—	—	1,647	—	1,647
Other Comprehensive Income, Net of Tax		—	—	—	1,108	1,108
Cash Dividends ($0.0400 per share)		—	—	(689)	—	(689)
Stock Compensation Expense		—	247	—	—	247
Impact of Transactions Under Compensation Plans, net	68,335	—	218	—	—	218
Repurchase of Common Stock	(3,600)	—	(50)	—	—	(50)
Balance, March 31, 2016	17,221,654	$172	$38,671	$259,139	$(21,149)	$276,833

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,647	$986
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	452	293
Depreciation	1,705	1,633
Amortization of Premiums, Discounts, and Fees (net)	1,569	1,045
Gain on Securities Transactions	—	(2)
Net Decrease (Increase) in Loans Held-for-Sale	1,157	(2,646)
Stock Compensation	247	261
Deferred Income Taxes	693	(1,349)
Loss on Sales and Write-Downs of Other Real Estate Owned	1,076	989
Loss on Sale or Disposal of Premises and Equipment	2	20
Net (Increase) Decrease in Other Assets	(2,063)	3,021
Net Increase in Other Liabilities	2,765	2,445
Net Cash Provided By Operating Activities	9,250	6,696

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(5,064)	(33,204)
Payments, Maturities, and Calls	5,631	12,993
Securities Available for Sale:
Purchases	(39,499)	(92,106)
Payments, Maturities, and Calls	28,566	29,045
Net Increase in Loans	(16,574)	(23,436)
Proceeds From Sales of Other Real Estate Owned	1,965	2,598
Purchases of Premises and Equipment, net	(917)	(945)
Net Cash Used In Investing Activities	(25,892)	(105,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(11,441)	63,220
Net Increase in Short-Term Borrowings	1,427	63
Repayment of Other Long-Term Borrowings	(766)	(679)
Dividends Paid	(689)	(527)
Payments to Repurchase Common Stock	(50)	—
Issuance of Common Stock Under Compensation Plans	78	62
Net Cash (Used In) Provided By Financing Activities	(11,441)	62,139

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,083)	(36,220)

Cash and Cash Equivalents at Beginning of Period	378,905	385,056
Cash and Cash Equivalents at End of Period	$350,822	$348,836

Supplemental Cash Flow Disclosures:
Interest Paid	$829	$844
Income Taxes Paid	$50	$8

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$1,201	$1,742
Transfer of Current Portion of Long-Term Borrowings	$437	$—

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

The consolidated statement of financial condition at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2016				December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gain	Unrealized Losses	Market Value
Available for Sale
U.S. Government Treasury	$257,978	$1,083	$1	$259,060	$250,458	$101	$213	$250,346
U.S. Government Agency	103,802	530	125	104,207	101,730	357	263	101,824
States and Political Subdivisions	88,556	321	12	88,865	88,358	103	99	88,362
Mortgage-Backed Securities	1,429	134	—	1,563	1,742	159	—	1,901
Equity Securities(1)	8,749	—	—	8,749	8,595	—	—	8,595
Total	$460,514	$2,068	$138	$462,444	$450,883	$720	$575	$451,028

Held to Maturity
U.S. Government Treasury	$139,501	$596	$—	$140,097	$134,554	$45	$160	$134,439
U.S. Government Agency	10,026	13	—	10,039	10,043	7	5	10,045
States and Political Subdivisions	12,495	81	1	12,575	15,693	38	7	15,724
Mortgage-Backed Securities	25,057	76	195	24,938	27,602	4	407	27,199
Total	$187,079	$766	$196	$187,649	$187,892	$94	$579	$187,407

Total Investment Securities	$647,593	$2,834	$334	$650,093	$638,775	$814	$1,154	$638,435

(1)	Includes Federal Home Loan Bank, Federal Reserve Bank, and FNBB Inc. stock recorded at cost of $3.7 million, $4.8 million, and $0.2 million, respectively, at March 31, 2016 and $3.6 million, $4.8 million, and $0.2 million, respectively, at December 31, 2015.

Securities with an amortized cost of $326.6 million and $370.1 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of March 31, 2016, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$91,208	$91,254	$70,534	$70,630
Due after one through five years	289,626	291,096	91,488	92,081
Mortgage-Backed Securities	1,429	1,563	25,057	24,938
U.S. Government Agency	69,502	69,782	—	—
Equity Securities	8,749	8,749	—	—
Total	$460,514	$462,444	$187,079	$187,649

Unrealized Losses on Investment Securities. The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
March 31, 2016
Available for Sale
U.S. Government Treasury	$7,497	$1	$—	$—	$7,497	$1
U.S. Government Agency	15,142	60	12,362	65	27,504	125
States and Political Subdivisions	10,733	11	305	1	11,038	12
Mortgage-Backed Securities	4	—	—	—	4	—
Total	33,376	72	12,667	66	46,043	138

Held to Maturity
U.S. Government Agencies	1,913	—	—	—	1,913	—
States and Political Subdivisions	1,724	1	—	—	1,724	1
Mortgage-Backed Securities	4,032	19	11,630	176	15,662	195
Total	$7,669	$20	$11,630	$176	$19,299	$196

December 31, 2015
Available for Sale
U.S. Government Treasury	$150,061	$213	$—	$—	$150,061	$213
U.S. Government Agency	43,508	200	9,644	63	53,152	263
States and Political Subdivisions	39,608	86	5,066	13	44,674	99
Total	233,177	499	14,710	76	247,887	575

Held to Maturity
U.S. Government Treasury	92,339	160	—	—	92,339	160
U.S. Government Agency	5,006	5	—	—	5,006	5
States and Political Subdivisions	3,791	7	—	—	3,791	7
Mortgage-Backed Securities	13,267	185	11,889	222	25,156	407
Total	$114,403	$357	$11,889	$222	$126,292	$579

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

At March 31, 2016, there were 115 positions (combined AFS and HTM) with unrealized losses at quarter end totaling $0.3 million. Of the 115 positions, 76 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 76 positions, there were 23 GNMA positions and 28 SBA positions in an unrealized loss position for longer than 12 months. There were 37 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on March 31, 2016. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2016	December 31, 2015
Commercial, Financial and Agricultural	$183,681	$179,816
Real Estate – Construction	42,537	46,484
Real Estate – Commercial Mortgage	503,259	499,813
Real Estate – Residential(1)	296,070	290,585
Real Estate – Home Equity	234,128	233,901
Consumer	247,160	241,676
Loans, Net of Unearned Income	$1,506,835	$1,492,275

(1)	Includes loans in process with outstanding balances of $10.9 million and $8.5 million at March 31, 2016 and December 31, 2015, respectively.

Net deferred fees included in loans were $0.1 million and $0.5 million at March 31, 2016 and December 31, 2015.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	March 31, 2016		December 31, 2015
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$83	—	$96	—
Real Estate – Construction	—	—	97	—
Real Estate – Commercial Mortgage	3,942	—	4,191	—
Real Estate – Residential	3,490	—	4,739	—
Real Estate – Home Equity	1,323	—	1,017	—
Consumer	211	—	165	—
Total Nonaccrual Loans	$9,049	—	$10,305	—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
March 31, 2016
Commercial, Financial and Agricultural	$335	$—	$—	$335	$183,263	$183,681
Real Estate – Construction	383	—	—	383	42,154	42,537
Real Estate – Commercial Mortgage	464	122	—	586	498,731	503,259
Real Estate – Residential	732	149	—	881	291,699	296,070
Real Estate – Home Equity	475	121	—	596	232,209	234,128
Consumer	622	196	—	818	246,131	247,160
Total Past Due Loans	$3,011	$588	$—	$3,599	$1,494,187	$1,506,835

December 31, 2015
Commercial, Financial and Agricultural	$153	$18	$—	$171	$179,549	$179,816
Real Estate – Construction	690	—	—	690	45,697	46,484
Real Estate – Commercial Mortgage	754	1,229	—	1,983	493,639	499,813
Real Estate – Residential	567	347	—	914	284,932	290,585
Real Estate – Home Equity	787	97	—	884	232,000	233,901
Consumer	735	398	—	1,133	240,378	241,676
Total Past Due Loans	$3,686	$2,089	$—	$5,775	$1,476,195	$1,492,275

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of incurred losses within the existing portfolio of loans.  Loans are charged-off to the allowance when losses are deemed to be probable and reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
Three Months Ended
March 31, 2016
Beginning Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953
Provision for Loan Losses	(24)	—	44	(30)	118	344	452
Charge-Offs	(37)	—	(274)	(478)	(215)	(439)	(1,443)
Recoveries	39	—	81	236	59	236	651
Net Charge-Offs	2	—	(193)	(242)	(156)	(203)	(792)
Ending Balance	$883	$101	$4,349	$4,137	$2,435	$1,708	$13,613

Three Months Ended
March 31, 2015
Beginning Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539
Provision for Loan Losses	354	(269)	88	(68)	(177)	365	293
Charge-Offs	(290)	—	(904)	(305)	(182)	(576)	(2,257)
Recoveries	55	—	30	48	24	358	515
Net Charge-Offs	(235)	—	(874)	(257)	(158)	(218)	(1,742)
Ending Balance	$903	$574	$4,501	$6,195	$2,547	$1,370	$16,090

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
March 31, 2016
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$72	$—	$1,936	$1,954	$389	$4	$4,355
Loans Collectively Evaluated for Impairment	811	101	2,413	2,183	2,046	1,704	9,258
Ending Balance	$883	$101	$4,349	$4,137	$2,435	$1,708	$13,613

December 31, 2015
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$77	$—	$2,049	$2,118	$384	$18	$4,646
Loans Collectively Evaluated for Impairment	828	101	2,449	2,291	2,089	1,549	9,307
Ending Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953

March 31, 2015
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$334	$—	$2,349	$2,294	$557	$15	$5,549
Loans Collectively Evaluated for Impairment	569	574	2,152	3,901	1,990	1,355	10,541
Ending Balance	$903	$574	$4,501	$6,195	$2,547	$1,370	$16,090

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Total
March 31, 2016
Individually Evaluated for Impairment	$812	$—	$20,798	$18,221	$3,211	$206	$43,248
Collectively Evaluated for Impairment	182,869	42,537	482,461	277,849	230,917	246,954	1,463,587
Total	$183,681	$42,537	$503,259	$296,070	$234,128	$247,160	$1,506,835

December 31, 2015
Individually Evaluated for Impairment	$834	$97	$20,847	$18,569	$3,144	$261	$43,752
Collectively Evaluated for Impairment	178,982	46,387	478,966	272,016	230,757	241,415	1,448,523
Total	$179,816	$46,484	$499,813	$290,585	$233,901	$241,676	$1,492,275

March 31, 2015
Individually Evaluated for Impairment	$1,252	$401	$31,213	$19,840	$3,123	$197	$56,026
Collectively Evaluated for Impairment	142,699	41,194	476,468	276,884	225,048	233,135	1,395,428
Total	$143,951	$41,595	$507,681	$296,724	$228,171	$233,332	$1,451,454

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

The following table presents loans individually evaluated for impairment by class of loans.

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
March 31, 2016
Commercial, Financial and Agricultural	$812	$273	$539	$72
Real Estate – Construction	—	—	—	—
Real Estate – Commercial Mortgage	20,798	4,108	16,690	1,936
Real Estate – Residential	18,221	2,816	15,405	1,954
Real Estate – Home Equity	3,211	840	2,371	389
Consumer	206	105	101	4
Total	$43,248	$8,142	$35,106	$4,355

December 31, 2015
Commercial, Financial and Agricultural	$834	$279	$555	$77
Real Estate – Construction	97	97	—	—
Real Estate – Commercial Mortgage	20,847	3,265	17,582	2,049
Real Estate – Residential	18,569	2,941	15,628	2,118
Real Estate – Home Equity	3,144	1,101	2,043	384
Consumer	261	79	182	18
Total	$43,752	$7,762	$35,990	$4,646

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	For Three Months Ended March 31,
	2016		2015
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$823	$13	$1,252	$11
Real Estate - Construction	49	—	401	—
Real Estate - Commercial Mortgage	20,822	239	31,213	261
Real Estate - Residential	18,395	209	19,840	197
Real Estate - Home Equity	3,178	27	3,123	21
Consumer	234	2	196	2
Total	$43,501	$490	$56,025	$492

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

The following table presents the risk category of loans by segment.

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Criticized Loans
March 31, 2016
Special Mention	$2,567	$28,361	$47	$30,975
Substandard	1,145	47,956	679	49,780
Doubtful	—	—	—	—
Total Criticized Loans	$3,712	$76,317	$726	$80,755

December 31, 2015
Special Mention	$5,938	$27,838	$69	$33,845
Substandard	1,307	51,425	819	53,551
Doubtful	—	—	—	—
Total Criticized Loans	$7,245	$79,263	$888	$87,396

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

The following table presents loans classified as TDRs.

	March 31, 2016		December 31, 2015
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$878	$—	$897	$—
Real Estate – Construction	—	—	—	—
Real Estate – Commercial Mortgage	16,943	799	16,621	1,070
Real Estate – Residential	15,885	1,214	14,979	1,582
Real Estate – Home Equity	2,790	—	2,914	—
Consumer	204	—	223	35
Total TDRs	$36,700	$2,013	$35,634	$2,687

Loans classified as TDRs during the periods indicated are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term, a reduction in the interest rate, or a combination thereof. The financial impact of these modifications was not material.

	Three Months Ended March 31,			Three Months Ended March 31,
	2016			2015
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	—	$—	$—
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	1	332	332	1	457	457
Real Estate - Residential	5	499	500	4	464	437
Real Estate - Home Equity	4	188	189	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs	10	$1,019	$1,021	5	$921	$894

The following table provides information on TDR defaults for loans that had been modified within the previous 12 months for the periods indicated.

	Three Months Ended March 31,		Three Months Ended March 31,
	2016		2015
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	—	—	—	—
Real Estate - Residential	—	—	—	—
Real Estate - Home Equity	1	3	—	—
Consumer	1	35	—	—
Total TDRs	2	$38	—	$—

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended March 31,		Three Months Ended March 31,
	2016		2015
(Dollars in Thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Extended amortization	—	$—	1	$118
Interest rate adjustment	—	—	1	156
Extended amortization and interest rate adjustment	10	1,021	3	620
Other	—	—	—	—
Total TDRs	10	$1,021	5	$894

(1)       Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
Beginning Balance	$19,290	$35,680
Additions	1,201	1,742
Valuation Write-downs	(835)	(801)
Sales	(2,206)	(2,737)
Other	—	(49)
Ending Balance	$17,450	$33,835

Net expenses applicable to other real estate owned include the following:

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
Gains from the Sale of Properties	$(129)	$(121)
Losses from the Sale of Properties	369	310
Rental Income from Properties	—	(188)
Property Carrying Costs	350	695
Valuation Adjustments	835	801
Total	$1,425	$1,497

As of March 31, 2016, the Company had $2.9 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
Service Cost	$1,613	$1,675
Interest Cost	1,397	1,425
Expected Return on Plan Assets	(1,934)	(1,950)
Prior Service Cost Amortization	69	75
Net Loss Amortization	801	800
Net Periodic Benefit Cost	$1,946	$2,025

Discount Rate	4.52%	4.15%
Long-Term Rate of Return on Assets	7.50%	7.50%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
Interest Cost	$40	$28
Prior Service Cost Amortization	—	2
Net Loss (Gain) Amortization	190	(90)
Net Periodic Benefit Income	$230	$(60)

Discount Rate	4.13%	4.15%

Effective December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for the defined benefit and supplemental executive retirement plans. This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows for the benefit obligations.  Historically, the estimated service and interest cost components utilized a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations at the beginning of the period. The Company elected this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  The change was accounted for as a change in accounting estimate that is inseparable from a change in accounting principle and was accounted for prospectively.  While the benefit obligations for the plans measured under this approach was unchanged, the more granular application of the spot rates decreased the combined service and interest costs for the defined benefit retirement plan for fiscal 2016 by $0.7 million and the supplemental executive retirement plans by $34,000.

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

	March 31, 2016			December 31, 2015
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$55,130	$326,561	$381,691	$57,571	$306,642	$364,213
Standby Letters of Credit	6,092	—	6,092	6,095	—	6,095
Total	$61,222	$326,561	$387,783	$63,666	$306,642	$370,308

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

In December 2013, a settlement agreement was approved by the court in resolution of the aforementioned Covered Litigation matter. Visa’s share of the settlement is to be paid from the litigation reserve account, which was further funded during the third quarter of 2014 resulting in a payment of $161,000 to the counterparty. Fixed charges included in the liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly fixed payments approximate $66,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

A summary of fair values for assets and liabilities consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2016
Securities Available for Sale:
U.S. Government Treasury	$259,060	$—	$—	$259,060
U.S. Government Agency	—	104,207	—	104,207
States and Political Subdivisions	—	88,865	—	88,865
Mortgage-Backed Securities	—	1,563	—	1,563
Equity Securities	—	8,749	—	8,749

December 31, 2015
Securities Available for Sale:
U.S. Government Treasury	$250,346	$—	$—	$250,346
U.S. Government Agency	—	101,824	—	101,824
State and Political Subdivisions	—	88,362	—	88,362
Mortgage-Backed Securities	—	1,901	—	1,901
Equity Securities	—	8,595	—	8,595

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $7.3 million with a valuation allowance of $0.5 million at March 31, 2016 and $8.8 million and $0.9 million, respectively, at December 31, 2015.

Loans Held for Sale. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first three months of 2016, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	March 31, 2016
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$45,914	$45,914	$—	$—
Short-Term Investments	304,908	304,908	—	—
Investment Securities, Available for Sale	462,444	259,060	203,384	—
Investment Securities, Held to Maturity	187,079	140,097	47,552	—
Loans Held for Sale	10,475	—	10,475
Loans, Net of Allowance for Loan Losses	1,493,222	—	—	1,502,154

LIABILITIES:
Deposits	$2,291,408	$—	$2,259,999	$—
Short-Term Borrowings	62,922	—	62,938	—
Subordinated Notes Payable	62,887	—	49,200	—
Long-Term Borrowings	27,062	—	27,929	—

	December 31, 2015
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$51,288	$51,288	$—	$—
Short-Term Investments	327,617	327,617	—	—
Investment Securities, Available for Sale	451,028	250,346	200,682	—
Investment Securities, Held to Maturity	187,892	134,439	52,968	—
Loans Held for Sale	11,632	—	11,632
Loans, Net of Allowance for Loan Losses	1,478,322	—	—	1,483,926

LIABILITIES:
Deposits	$2,302,849	$—	$2,228,210	$—
Short-Term Borrowings	61,058	—	64,947	—
Subordinated Notes Payable	62,887	—	49,230	—
Long-Term Borrowings	28,265	—	30,448	—

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

(Dollars in Thousands)	Before Tax Amount	Tax Expense	Net of Tax Amount
March 31, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,784	$(688)	$1,096
Amortization of losses on securities transferred from available for sale to held to maturity	19	(7)	12
Total Other Comprehensive Income	$1,803	$(695)	$1,108

March 31, 2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,146	$(441)	$705
Amortization of losses on securities transferred from available for sale to held to maturity	17	(7)	10
Total Other Comprehensive Income	$1,163	$(448)	$715

Accumulated other comprehensive loss was comprised of the following components:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2016	$(127)	$(22,130)	$(22,257)
Other comprehensive income during the period	1,108	—	1,108
Balance as of March 31, 2016	$981	$(22,130)	$(21,149)

Balance as of January 1, 2015	$59	$(21,568)	$(21,509)
Other comprehensive income during the period	715	—	715
Balance as of March 31, 2015	$774	$(21,568)	$(20,794)

NOTE 9 – ACCOUNTING STANDARDS UPDATES

ASU 2016-02, “Leases (Topic 842) – ASU 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for the Company January 1, 2019. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

ASU 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting.” ASU 2016-07 eliminates the requirement that when an investment qualifies for the use of the equity method as a result in the increase in ownership interest, to retroactively apply the equity method of accounting to all previous periods that the investment was held. The amendments require that the equity method investor add the cost of acquiring the additional interest to the current basis of the investment. ASU 2016-07 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on its financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on its financial statements.

NOTE 10 – SUBSEQUENT EVENTS

On April 12, 2016, the Company repurchased $10 million in face value of trust preferred securities that were auctioned as part of a liquidation of a pooled collateralized debt obligation fund. The trust preferred securities were originally issued through CCBG Capital Trust I, a wholly-owned business trust subsidiary of the Company. The $10 million in trust preferred securities were retired, resulting in a commensurate reduction in the Company’s related floating rate junior subordinated note. The Company’s winning bid equated to approximately 75% of the $10 million par value, with the 25% discount resulting in a pre-tax gain of approximately $2.5 million that will be realized in the second quarter of 2016.  The Company utilized internal resources and a $3.75 million draw on a short-term borrowing facility to fund the repurchase.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during the first quarter of 2016 compares with prior periods. Throughout this section, Capital City Bank Group, Inc., and subsidiaries are collectively referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our 2015 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the “Bank” or “CCB”). The Bank offers a broad array of products and services through a total of 61 banking offices located in Florida, Georgia, and Alabama. The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

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

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2015 Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016	2015				2014
(Dollars in Thousands, Except Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$20,044	$20,602	$19,877	$19,833	$19,346	$19,871	$19,766	$19,348
Interest Expense	834	808	811	849	839	852	868	910
Net Interest Income	19,210	19,794	19,066	18,984	18,507	19,019	18,898	18,438
Provision for Loan Losses	452	513	413	375	293	623	424	499
Net Interest Income After Provision for Loan Losses	18,758	19,281	18,653	18,609	18,214	18,396	18,474	17,939
Noninterest Income	12,677	13,221	13,228	14,794	12,848	13,053	13,351	13,347
Noninterest Expense	28,930	28,280	29,164	28,439	29,390	28,309	28,607	29,076
Income Before Income Taxes	2,505	4,222	2,717	4,964	1,672	3,140	3,218	2,210
Income Tax Expense	858	1,620	1,034	1,119	686	1,219	1,103	737
Net Income	1,647	2,602	1,683	3,845	986	1,921	2,115	1,473
Net Interest Income (FTE)	19,421	20,006	19,253	19,119	18,611	19,124	19,020	18,567

Per Common Share:
Net Income Basic	$0.10	$0.16	$0.09	$0.22	$0.06	$0.11	$0.12	$0.08
Net Income Diluted	0.10	0.16	0.09	0.22	0.06	0.11	0.12	0.08
Cash Dividends Declared	0.04	0.04	0.03	0.03	0.03	0.03	0.02	0.02
Diluted Book Value	16.04	15.93	15.91	15.80	15.59	15.53	16.18	16.08
Market Price:
High	15.88	16.05	15.75	16.32	16.33	16.00	14.98	14.71
Low	12.83	13.56	14.39	13.94	13.16	13.00	13.26	12.60
Close	14.59	15.35	14.92	15.27	16.25	15.54	13.54	14.53

Selected Average Balances:
Loans, Net	$1,507,508	$1,492,521	$1,483,657	$1,473,954	$1,448,617	$1,426,756	$1,421,327	$1,411,988
Earning Assets	2,440,718	2,353,729	2,310,823	2,328,012	2,306,485	2,212,781	2,209,429	2,260,885
Total Assets	2,763,746	2,678,214	2,639,692	2,670,701	2,648,551	2,549,736	2,530,571	2,578,993
Deposits	2,258,600	2,174,718	2,137,433	2,178,399	2,163,376	2,077,365	2,062,881	2,109,563
Shareowners’ Equity	277,464	275,893	274,956	274,421	275,304	286,029	284,130	282,346
Common Equivalent Average Shares:
Basic	17,202	17,145	17,150	17,296	17,508	17,433	17,440	17,427
Diluted	17,235	17,214	17,229	17,358	17,555	17,530	17,519	17,488

Performance Ratios:
Return on Average Assets	0.24%	0.39%	0.25%	0.58%	0.15%	0.30%	0.33%	0.23%
Return on Average Equity	2.39	3.74	2.43	5.62	1.45	2.66	2.95	2.09
Net Interest Margin (FTE)	3.20	3.37	3.31	3.29	3.27	3.43	3.42	3.29
Noninterest Income as % of Operating Revenue	39.76	40.05	40.96	43.80	40.98	40.70	41.40	41.99
Efficiency Ratio	90.13	85.11	89.79	83.85	93.42	87.98	88.37	91.11

Asset Quality:
Allowance for Loan Losses	$13,613	$13,953	$14,737	$15,236	$16,090	$17,539	$19,093	$20,543
Allowance for Loan Losses to Loans	0.90%	0.93%	0.99%	1.03%	1.10%	1.22%	1.34%	1.45%
Nonperforming Assets (“NPAs”)	26,499	29,595	38,357	45,487	50,625	52,449	65,208	68,249
NPAs to Total Assets	0.95	1.06	1.47	1.71	1.88	2.00	2.61	2.66
NPAs to Loans plus ORE	1.73	1.94	2.54	3.00	3.38	3.55	4.45	4.67
Allowance to Non-Performing Loans	150.44	135.40	112.17	99.46	95.83	104.60	81.31	80.03
Net Charge-Offs to Average Loans	0.21	0.34	0.24	0.33	0.49	0.61	0.52	0.59

Capital Ratios:
Tier 1 Capital	16.39%	16.42%	16.36%	15.83%	16.16%	16.67%	16.88%	16.85%
Total Capital	17.20	17.25	17.24	16.72	17.11	17.76	18.08	18.10
Common Equity Tier 1(1)	12.82	12.84	12.76	12.34	12.57	NA	NA	NA
Leverage	10.34	10.65	10.71	10.53	10.73	10.99	10.97	10.70
Tangible Capital(2)	7.09	6.99	7.46	7.29	7.26	7.38	8.22	7.93

(1)	Not applicable prior to January 1, 2015.
(2)	Total shareowners equity minus goodwill divided by total assets minus goodwill.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•	Net income of $1.6 million, or $0.10 per diluted share, for the first quarter of 2016 compared to net income of $2.6 million, or $0.16 per diluted share, for the fourth quarter of 2015, and net income of $1.0 million, or $0.06 per diluted share, for the first quarter of 2015.

•	Tax equivalent net interest income for the first quarter of 2016 totaled $19.4 million, a $0.6 million, or 2.9%, decrease from the fourth quarter of 2015 and a $0.8 million, or 4.4%, increase over the first quarter of 2015. The decrease from the fourth quarter of 2015 primarily reflects an interest recovery in the fourth quarter for a paid off loan and one less calendar day, partially offset by higher income on overnight funds and prime-based loans. The increase over the comparable prior year primarily reflects a favorable shift in earning asset mix due to growth in the loan and investment portfolios.

•	Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $1.9 million for the first quarter of 2016 compared to $1.8 million for the fourth quarter of 2015 and $1.8 million for the first quarter of 2015.

•	Noninterest income for the first quarter of 2016 totaled $12.7 million, a decrease of $0.5 million, or 4.1%, from the fourth quarter of 2015 primarily attributable to an expected lower level of deposit fees driven by a lower utilization of our overdraft service in the first quarter as clients receive tax refunds. Compared to the first quarter of 2015, noninterest income decreased $0.2 million, or 1.3%, primarily due to lower wealth management fees.

•	Noninterest expense (excluding OREO expense) for the first quarter of 2016 totaled $27.5 million, an increase of $0.5 million, or 1.7%, over the fourth quarter of 2015 and a decrease of $0.4 million, or 1.4%, from the first quarter of 2015. The increase compared to the fourth quarter of 2015 was primarily driven by higher compensation expense reflective of the re-set of social security and unemployment taxes. The decrease from the first quarter of 2015 was primarily due to lower compensation expense, primarily a higher level of deferred loan cost.

Financial Condition

•	Average earning assets totaled $2.441 billion for the first quarter of 2016, an increase of $87.0 million, or 3.7%, over the fourth quarter of 2015 and $134.2 million, or 5.8%, over the first quarter of 2015. The increase over prior periods was due to a higher level of deposits. Growth in both the loan and investment portfolios led to a more favorable earning asset mix compared to both prior periods.

•	Average loans increased $15.0 million, or 1.0%, over the fourth quarter of 2015 and $58.9 million, or 4.1%, over the first quarter of 2015. Growth over both prior periods was broad based as we realized increases in all loan products, with the exception of commercial mortgages.

•	Average total deposits were $2.259 billion for the first quarter of 2016, an increase of $83.9 million, or 3.9%, over the fourth quarter of 2015 and $95.2 million, or 4.4%, over the first quarter of 2015. Higher NOW account (primarily public funds) drove the increase from the fourth quarter of 2015 and higher noninterest bearing checking and savings account balances drove the increase over the first quarter of 2015.

•	Nonperforming assets totaled $26.5 million at March 31, 2016, a decrease of $3.1 million from December 31, 2015 and $24.1 million from March 31, 2015. Nonperforming assets represented 0.95% of total assets at March 31, 2016 compared to 1.06% at December 31, 2015 and 1.88% at March 31, 2015.

•	As of March 31, 2016, we were well-capitalized with a risk based capital ratio of 17.20% and a tangible capital ratio of 7.09% compared to 17.25% and 6.99%, respectively at December 31, 2015 and 17.11% and 7.26%, respectively, at March 31, 2015. All of our regulatory capital ratios significantly exceed the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2016, we realized net income of $1.6 million, or $0.10 per diluted share, compared to net income of $2.6 million, or $0.16 per diluted share, for the fourth quarter of 2015, and net income of $1.0 million, or $0.06 per diluted share, for the first quarter of 2015.

Compared to the fourth quarter of 2015, performance reflected lower net interest income of $0.6 million, noninterest income of $0.5 million, and higher noninterest expense of $0.7 million, partially offset by lower income tax expense of $0.8 million.

Compared to the first quarter of 2015, the increase in earnings was due to higher net interest income of $0.7 million and lower noninterest expense of $0.5 million, partially offset by lower noninterest income of $0.2 million, a $0.2 million increase in the loan loss provision, and higher income tax expense of $0.2 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands, except per share data)	2016	2015	2015
Interest Income	$20,044	$20,602	$19,346
Taxable Equivalent Adjustments	211	212	104
Total Interest Income (FTE)	20,255	20,814	19,450
Interest Expense	834	808	839
Net Interest Income (FTE)	19,421	20,006	18,611
Provision for Loan Losses	452	513	293
Taxable Equivalent Adjustments	211	212	104
Net Interest Income After Provision for Loan Losses	18,758	19,281	18,214
Noninterest Income	12,677	13,221	12,848
Noninterest Expense	28,930	28,280	29,390
Income Before Income Taxes	2,505	4,222	1,672
Income Tax Expense	858	1,620	686
Net Income	$1,647	$2,602	$986

Basic Net Income Per Share	$0.10	$0.16	$0.06
Diluted Net Income Per Share	$0.10	$0.16	$0.06

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

Tax equivalent net interest income for the first quarter of 2016 was $19.4 million compared to $20.0 million for the fourth quarter of 2015 and $18.6 million for the first quarter of 2015. The decrease in tax equivalent net interest income compared to the fourth quarter of 2015 reflects an interest recovery in the fourth quarter for a paid off loan and one less calendar day, partially offset by higher income on overnight funds and prime-based loans. The increase in tax equivalent net interest income compared to the first quarter of 2015 reflects a favorable shift in the earning asset mix due to growth in the loan and investment portfolios, partially offset by lower loan fees.

Despite favorable volume variance in both the loan and investment portfolios, the low rate environment continues to negatively affect the loan yields. Aggressive lending competition in all markets has also unfavorably impacted the pricing for loans. The recent 25 basis point increase in the Federal Reserve’s target rate had a favorable impact on net interest income as our overnight funds and Prime based loans repriced higher with no corresponding increase in our deposit costs.

The net interest margin for the first quarter of 2016 was 3.20%, a decrease of 17 basis points from the fourth quarter of 2015, and a decrease of seven basis points from the first quarter of 2015. The decrease in the margin compared to the fourth quarter of 2015 was primarily attributable to the aforementioned interest recovery and an increase in the level of average earning assets. The decrease in the margin compared to the first quarter of 2015 was primarily attributable to overall growth in earning assets and a decline in loan yields.

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

Provision for Loan Losses

The provision for loan losses for the first quarter of 2016 was $0.5 million comparable to the fourth quarter of 2015 and $0.3 million for the first quarter of 2015. The slight increase in the provision over the first quarter of 2015 reflects growth in our loan portfolio. We continue to realize favorable problem loan migration and improvement in key credit metrics.

Net charge-offs for the first quarter of 2016 totaled $0.8 million, or 0.21% (annualized) of average loans, compared to $1.3 million, or 0.34% (annualized) for the fourth quarter of 2015 and $1.7 million, or 0.49% (annualized) for the first quarter of 2015. At March 31, 2016, the allowance for loan losses was $13.6 million, or 0.90% of outstanding loans (net of overdrafts) and provided coverage of 150% of nonperforming loans compared to 0.93% and 135%, respectively, at December 31, 2015, and 1.10% and 96%, respectively, at March 31, 2015.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2016	December 31, 2015	March 31, 2015
CHARGE-OFFS
Commercial, Financial and Agricultural	$37	$135	$290
Real Estate – Construction	—	—	—
Real Estate – Commercial Mortgage	274	87	904
Real Estate – Residential	478	587	305
Real Estate – Home Equity	215	397	182
Consumer	439	656	576
Total Charge-offs	1,443	1,862	2,257

RECOVERIES
Commercial, Financial and Agricultural	39	57	55
Real Estate – Construction	—	—	—
Real Estate – Commercial Mortgage	81	13	30
Real Estate – Residential	236	264	48
Real Estate – Home Equity	59	37	24
Consumer	236	194	358
Total Recoveries	651	565	515

Net Charge-offs	$792	$1,297	$1,742

Net Charge-offs (Annualized) as a	0.21%	0.34%	0.49%
Percent of Average Loans Outstanding,
Net of Overdrafts

Noninterest Income

Noninterest income for the first quarter of 2016 totaled $12.7 million, a decrease of $0.5 million, or 4.1%, from the fourth quarter of 2015 primarily attributable to lower deposit fees of $0.3 million and wealth management fees of $0.1 million. Compared to the first quarter of 2015, noninterest income decreased $0.2 million, or 1.3%, largely reflective of a $0.2 million decline in wealth management fees.

Noninterest income represented 39.76% of operating revenues (net interest income plus noninterest income) in the first quarter of 2016 compared to 40.05% in the fourth quarter of 2015 and 40.98% in the first quarter of 2015.

The table below reflects the major components of noninterest income.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands)	2016	2015	2015
Deposit Fees	$5,400	$5,664	$5,541
Bank Card Fees	2,853	2,866	2,742
Wealth Management Fees	1,792	1,893	2,046
Mortgage Banking Fees	1,030	1,043	987
Data Processing Fees	347	335	373
Other	1,255	1,420	1,159
Total Noninterest Income	$12,677	$13,221	$12,848

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees decreased $0.3 million, or 4.7%, from the fourth quarter of 2015 and $0.1 million, or 2.5%, from the first quarter of 2015. The decline from the fourth quarter of 2015 was primarily due to an expected lower utilization of our overdraft protection service during the first quarter as clients receive tax refunds. Compared to the first quarter of 2015, the decline was due to a lower level of overdraft fees generally reflective of improved financial management by our clients.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) were comparable to the fourth quarter of 2015 and increased $0.1 million, or 4.0%, over the first quarter of 2015. The increase compared to the first quarter of 2015 was attributable to higher card activity and average ticket amount.

Wealth Management Fees. Wealth management fees include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products), which totaled $1.8 million for the first quarter of 2016, a decrease of $0.1 million, or 5.3%, from the fourth quarter of 2015 and $0.2 million, or 12.4%, from the first quarter of 2015. The decrease from the fourth quarter of 2015 reflects lower fees from our trust business which had a very strong fourth quarter due to higher estate management fees. Compared to the first quarter of 2015, the decrease generally reflects a lower level of assets under management. At March 31, 2016, total assets under management were approximately $1.159 billion compared to $1.139 billion at December 31, 2015 and $1.226 billion at March 31, 2015.

Noninterest Expense

Noninterest expense for the first quarter of 2016 totaled $28.9 million, an increase of $0.7 million, or 2.3%, over the fourth quarter of 2015 and a decrease of $0.5 million, or 1.6%, from the first quarter of 2015. Compared to the fourth quarter of 2015, the increase reflects higher compensation expense of $0.4 million, other real estate expense of $0.2 million, and other expense (excluding OREO expenses) of $0.3 million, partially offset by lower occupancy expense of $0.2 million.

Compared to the first quarter of 2015, the decrease was attributable to lower compensation expense of $0.3 million, other real estate expense of $0.1 million and other expense (excluding OREO expenses) of $0.1 million. Expense management is an important part of our culture and strategic focus and we will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands)	2016	2015	2015
Salaries	$11,934	$11,505	$12,515
Associate Benefits	4,307	4,328	4,009
Total Compensation	16,241	15,833	16,524

Premises	2,307	2,260	2,276
Equipment	2,152	2,378	2,120
Total Occupancy	4,459	4,638	4,396

Legal Fees	699	512	705
Professional Fees	862	873	1,045
Processing Services	1,702	1,424	1,778
Advertising	340	404	340
Travel and Entertainment	196	227	211
Printing and Supplies	203	213	204
Telephone	470	491	535
Postage	261	242	281
Insurance – Other	628	653	705
Other Real Estate Owned, Net	1,425	1,241	1,497
Miscellaneous	1,444	1,529	1,169
Total Other	8,230	7,809	8,470

Total Noninterest Expense	$28,930	$28,280	$29,390

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $16.2 million for the first quarter of 2016, an increase of $0.4 million, or 2.6%, over the fourth quarter of 2015 due to higher salary expense. The increase was primarily due to increased payroll tax expense reflecting the reset of social security taxes and higher unemployment taxes as a large portion of the annual premium is paid in the first quarter. Compared to the first quarter of 2015, total compensation expense decreased $0.3 million, or 1.7%, attributable to lower salary expense of $0.6 million partially offset by higher associate benefit expense of $0.3 million. The reduction in salary expense was primarily attributable to a higher level of deferred loan cost and the increase in associate benefits expense was primarily due to higher pension plan expense.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.5 million for the first quarter of 2016, a decrease of $0.2 million, or 3.9%, from the fourth quarter of 2015 driven by lower furniture, fixtures, and equipment (“FF&E”) maintenance agreement expense and FF&E maintenance/repairs. Compared to the first quarter of 2015, occupancy expense increased $0.1 million, or 1.4%, primarily attributable to higher FF&E depreciation expense and software license expense.

Other. Other noninterest expense totaled $8.2 million for the first quarter of 2016, an increase of $0.5 million, or 5.4%, over the fourth quarter of 2015 and a decrease of $0.2 million, or 2.8%, from the first quarter of 2015. The increase compared to the fourth quarter of 2015 was primarily due to higher processing services of $0.3 million, OREO expense of $0.2 million and legal fees of $0.2 million, partially offset by lower advertising expense of $0.1 million and miscellaneous expense of $0.1 million. The increase in processing services was attributable to a volume credit received from our debit card processor during the fourth quarter. The increase in OREO expense was attributable to higher property valuation adjustments. The increase in legal fees reflects higher fees to support loan workouts. Depending on the specific activity during the quarter, legal fees can be volatile but have been trending down for the last four years. The decrease in advertising reflects lower spend for various media campaigns. The reduction in miscellaneous expense was due to lower training costs and repossession expense. The decrease compared to the first quarter of 2015 reflects lower OREO expense and professional fees.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 90.13% for the first quarter of 2016 compared to 85.11% for the fourth quarter of 2015 and 93.42% for the first quarter of 2015. The unfavorable variance in this metric compared to the fourth quarter of 2015 was driven by higher operating expenses. The improvement in this metric compared to the first quarter of 2015 reflects higher operating revenues and lower operating expenses.

Income Taxes

We realized income tax expense of $0.8 million (34.3% effective rate) million for the first quarter of 2016 compared to $1.6 million (38.4% effective rate) for the fourth quarter of 2015 and $0.6 million (41.0% effective rate) million for the first quarter of 2015. Income taxes for the fourth quarter of 2015 and the first quarter of 2015 include deferred tax write-offs of $0.1 million and $0.2 million, respectively, related to forfeited/expired stock awards. Absent future discrete events, we anticipate our effective income tax rate will normalize within a range of 34% - 35%.

FINANCIAL CONDITION

Average assets totaled approximately $2.764 billion for the first quarter of 2016, an increase of $85.5 million, or 3.2%, over the fourth quarter of 2015, and an increase of $115.2 million, or 4.4%, over the fourth quarter of 2015. Average earning assets were $2.441 billion for the first quarter of 2016, an increase of $87.0 million, or 3.7%, over the fourth quarter of 2015 and an increase of $134.2 million, or 5.8%, over the first quarter of 2015. The increase in earning assets from the fourth quarter of 2015 reflects a higher level of public fund deposits. The increase compared to the first quarter of 2015 reflects deposit growth, primarily noninterest bearing and savings accounts.

Investment Securities

In the first quarter of 2016, our average investment portfolio increased $8.7 million, or 1.4%, over the fourth quarter of 2015 and increased $91.6 million, or 16.5%, over the first quarter of 2015. As a percentage of average earning assets, the investment portfolio represented 26.5% in the first quarter of 2016, compared to 27.1% in the fourth quarter of 2015 and 24.1% in the first quarter of 2015. The investment portfolio increased over the prior year consistent with our strategy primarily by adding positions in U.S. Treasury and highly rated municipal bonds. For the remainder of 2016, we anticipate that a majority of the cash flow from the investment portfolio will be reinvested into securities. We will continue to closely monitor liquidity levels, as well as look for new investment products that are prudent relative to our risk profile and the Bank’s overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). During the first quarter of 2016, securities were purchased under both the AFS and HTM designations. As of March 31, 2016, $462.4 million, or 71.2% of the investment portfolio was classified as AFS, with the remaining $187.6 million classified as HTM.

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

At March 31, 2016, the investment portfolio had a net pre-tax unrealized gain in the AFS portfolio of $1.9 million compared to an unrealized gain of $0.1 million and $1.7 million at December 31, 2015 and March 31, 2015, respectively. At quarter-end, there were 115 positions (combined AFS and HTM) with unrealized losses at quarter end totaling $0.3 million. Of the 115 positions, 76 were GNMA, U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the US Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 76 positions, there were 23 GNMA positions and 28 SBA positions in an unrealized loss position for longer than 12 months, and have unrealized losses of $176k and $65k, respectively. There were 37 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. One of these positions was in an unrealized loss position for longer than 12 months, and had an unrealized loss of $1,000. The remaining two securities were government agency bonds, which have been in an unrealized loss position for less than 12 months, with an unrealized loss of less than $1,000. None of the positions with unrealized losses are considered impaired, and all are expected to mature at par.

The average maturity of the total portfolio at March 31, 2016 was 1.79 years compared to 1.83 years and 2.14 years for the December 31, 2015 and March 31, 2015 periods, respectively. The average life of the total portfolio in the first quarter of 2016 was shorter compared to both prior periods mainly attributable to the natural aging of the existing portfolio, partially offset by new investments with average maturities in the 2-4 year range.

Loans

Average loans increased $15.0 million, or 1.0%, when compared to the fourth quarter of 2015, and have grown $58.9 million, or 4.1% compared to the first quarter of 2015. Growth over both prior periods has been experienced in all loan products, with the exception of commercial mortgages.

The resolution of problem loans, which includes loan charge-offs and loans transferred to OREO, totaled $2.6 million for the first quarter of 2016, compared to $3.5 million from the fourth quarter of 2015, and $4.0 million from the first quarter of 2015. The problem loan resolutions are based on “as of” balances, not averages.

Without compromising our credit standards or taking on inordinate interest rate risk, we continue to make minor modifications on some of our lending programs to try and foster loan growth within our markets where it is appropriate and within our risk appetite. These programs, coupled with economic improvements in our anchor markets, have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $26.5 million at the end of the first quarter of 2016, a decrease of $3.1 million, or 10.5%, from the fourth quarter of 2015 and $24.1 million, or 47.7%, from the first quarter of 2015. Nonaccrual loans totaled $9.0 million at the end of the first quarter of 2016, a decrease of $1.3 million from the fourth quarter of 2015 and a decrease of $7.7 million from the first quarter of 2015.

Nonaccrual loan additions in the first quarter of 2016 totaled $3.8 million compared to $3.6 million and $5.8 million for the fourth and first quarters of 2015, respectively. The balance of OREO totaled $17.4 million at the end of the first quarter of 2016, a decrease of $1.8 million and $16.4 million, respectively, from the fourth and first quarters of 2015. For the first quarter of 2016, we added properties totaling $1.2 million, sold properties totaling $2.2 million, and recorded valuation adjustments totaling $0.8 million. Nonperforming assets represented 0.95% of total assets at March 31, 2016 compared to 1.06% at December 31, 2015 and 1.88% at March 31, 2015.

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccruing Loans:
Commercial, Financial and Agricultural	$83	$96	$626
Real Estate - Construction	—	97	424
Real Estate - Commercial Mortgage	3,942	4,191	6,909
Real Estate - Residential	3,490	4,739	6,123
Real Estate - Home Equity	1,323	1,017	2,253
Consumer	211	165	455
Total Nonperforming Loans (“NPLs”)(1)	$9,049	$10,305	$16,790
Other Real Estate Owned	17,450	19,290	33,835
Total Nonperforming Assets (“NPAs”)	$26,499	$29,595	$50,625
Past Due Loans 30 – 89 Days	$3,599	$5,775	$3,689
Past Due Loans 90 Days or More (accruing)	—	—	—
Performing Troubled Debt Restructurings	36,700	35,634	42,590
Nonperforming Loans/Loans	0.60%	0.69%	1.15%
Nonperforming Assets/Total Assets	0.95	1.06	1.88
Nonperforming Assets/Loans Plus OREO	1.73	1.94	3.38
Allowance/Nonperforming Loans	150.44%	135.40%	95.83%

(1)	Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
NPA Beginning Balance:	$29,595	$52,449
Change in Nonaccrual Loans:
Beginning Balance	10,305	16,769
Additions	3,796	5,767
Charge-Offs	(931)	(1,620)
Transferred to OREO	(1,201)	(617)
Paid Off/Payments	(933)	(944)
Restored to Accrual	(1,987)	(2,565)
Ending Balance	9,049	16,790

Change in OREO:
Beginning Balance	19,290	35,680
Additions	1,201	1,742
Valuation Write-downs	(835)	(801)
Sales	(2,206)	(2,737)
Other	—	(49)
Ending Balance	17,450	33,835

NPA Net Change	(3,096)	(1,824)
NPA Ending Balance	$26,499	$50,625

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
TDR Beginning Balance:	$38,321	$49,154
Additions	1,021	894
Charge-Offs	—	(884)
Paid Off/Payments	(445)	(611)
Removal Due to Change in TDR Status	—	(202)
Transfer to OREO	(184)	(1,193)
TDR Ending Balance	$38,713	$47,158

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

The allowance for loan losses was $13.6 million at March 31, 2016 compared to $14.0 million at December 31, 2015 and $16.1 million at March 31, 2015. The allowance for loan losses was 0.90% of outstanding loans and provided coverage of 150% of nonperforming loans at March 31, 2016 compared to 0.93% and 135%, respectively, at December 31, 2015 and 1.10% and 96%, respectively, at March 31, 2015. The reduction in the allowance from prior periods was attributable to a lower level of both general reserves and impaired loan reserves. The decrease in general reserves reflects slower problem loan migration, lower loan loss experience, and continued improvement in credit metrics, partially offset by reserves for growth in the loan portfolio. The decrease in impaired loan reserves was driven by a lower level of impaired loans reflecting reduced inflow and successful resolutions as well as lower loss content. It is management’s opinion that the allowance at March 31, 2016 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.259 billion for the first quarter of 2016, an increase of $83.9 million, or 3.9%, over the fourth quarter of 2015, and an increase of $95.2 million, or 4.4%, over the first quarter of 2015. The increase in deposits when compared to the fourth quarter of 2015 primarily reflected higher levels of public fund NOW and savings accounts, partially offset by a decline in money market accounts and certificates of deposit. The increase in deposits when compared to the first quarter of 2015 is attributable to higher levels of noninterest bearing and savings accounts. The seasonal inflows of public funds most likely peaked in the first quarter of 2016, and are expected to decline through the fourth quarter of 2016.

Deposit levels remain strong, particularly given the recent increase in the fed funds rate. Although competitive rates will be closely monitored given this change, we do not attempt to compete with higher rate paying competitors for deposits. We believe that prudent pricing discipline will continue to be the key to managing our mix of deposits.

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

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset/Liability Management Committee (“ALCO”). The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we use. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and multiple alternative simulations, at least once per quarter, and report the analysis to the Board of Directors. In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
March 31, 2016	11.1%	7.5%	4.1%	1.8%	-6.2%
December 31, 2015	8.1%	5.2%	2.6%	1.1%	-6.7%

The net interest income at risk position was more favorable for all rate scenarios at the end of the first quarter of 2016 when compared to the prior quarter-end. These metrics indicate that in the short-term, all rising rate environments that we analyzed should positively impact the net interest margin of the Company, while a declining rate environment of 100 basis points should have a slight negative impact on the net interest margin. All measures of net interest income at risk that we analyzed are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
March 31, 2016	42.3%	33.6%	23.6%	12.8%	-31.3%
December 31, 2015	31.1%	24.7%	17.3%	9.4%	-26.2%

(1)	Down 200,300 and 400 basis point scenarios have been excluded due to the current historically low interest rate environment.

As of March 31, 2016, the economic value of equity in all rate scenarios versus the base case was more favorable than it was as of December 31, 2015, with the exception of the rates down 100 bps scenario. A flattening yield curve resulted in the down 100 bp scenario becoming less favorable, as the core value of non-maturity deposits declined further. The EVE in the rates down 100 bp scenario was outside of our desired parameters as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to comparable discount benchmarks used to value them. If non-maturity deposit values were capped at book value in the down 100 bps scenario, the EVE under that scenario would have been -5.4%, which is within policy guidelines.

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

As of March 31, 2016, we had the ability to generate $1.11 billion in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with results reported to ALCO, our Market Risk and Oversight Committee, and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 1.79 years, and as of March 31, 2016 had a net unrealized pre-tax gain of $1.9 million in the available-for-sale portfolio.

The Bank maintained an average net overnight funds (deposits with banks plus fed funds sold less fed funds purchased) sold position of $286.2 million during the first quarter of 2016 compared to an average net overnight funds sold position of $222.8 million in the fourth quarter of 2015 and an average net overnight funds sold position of $302.4 million in the first quarter of 2015. The increase in net overnight funds compared to the fourth quarter of 2015 reflects higher levels of all deposit products except money market accounts and certificates of deposit, partially offset by growth in both the investment and loan portfolios. The decrease relative to the first quarter of 2015 was primarily attributable to growth in both the loan and investment portfolios, partially offset by an increase in average deposits.

Capital expenditures are expected to be approximately $5.0 million over the next 12 months, which consist primarily of office remodeling, office equipment/furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2016, advances from the FHLB consisted of $27.6 million in outstanding debt which represented 28 notes. During the first quarter of 2016, the Bank made FHLB advance payments totaling approximately $0.8 million, which included paying off one advance totaling $0.1 million. No additional FHLB advances were obtained. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

On April 12, 2016, we repurchased $10 million in face value of trust preferred securities that were auctioned as part of a liquidation of a pooled collateralized debt obligation fund. The trust preferred securities were originally issued through CCBG Capital Trust I, a wholly-owned business trust subsidiary of CCBG. The $10 million in trust preferred securities were retired, resulting in a commensurate reduction in our related floating rate junior subordinated note. Our winning bid equated to approximately 75% of the $10 million par value, with the 25% discount resulting in a pre-tax gain of approximately $2.5 million that will be realized in the second quarter of 2016.  We utilized internal resources and a $3.75 million draw on a short-term borrowing facility to fund the repurchase.

Capital

Equity capital was $276.8 million as of March 31, 2016, compared to $274.4 million as of December 31, 2015 and $274.1 million as of March 31, 2015. Our leverage ratio was 10.34%, 10.65%, and 10.73%, respectively, for these periods. Further, as of March 31, 2016, our risk-adjusted capital ratio was 17.20% compared to 17.25% and 17.11% as of December 31, 2015 and March 31, 2015, respectively. Our common equity tier 1 ratio was 12.82% as of March 31, 2016, compared to 12.84% and 12.57% as of December 31, 2015 and March 31, 2015, respectively. All of our capital ratios significantly exceed the threshold to be designated as “well-capitalized” under the Basel III capital standards.

During the first three months of 2016, shareowners’ equity increased $2.4 million, or 3.5%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $1.6 million, stock compensation accretion of $0.2 million, a $1.1 million net increase in the unrealized gain on investment securities, and net adjustments totaling $0.2 million related to transactions under our stock compensation plans. Shareowners’ equity was reduced by a common stock cash dividend of $0.7 million.

At March 31, 2016, our common stock had a book value of $16.04 per diluted share compared to $15.93 at December 31, 2015 and $15.59 at March 31, 2015. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At March 31, 2016, the net unrealized gain on investment securities available for sale was $1.0 million and the amount of our unfunded pension liability was $22.1 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. For the first three months of 2016, we repurchased 3,600 shares of our outstanding common stock at an average price of $13.84 per share under the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2016, we had $381.7 million in commitments to extend credit and $6.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2015 Form 10-K. The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

We have identified accounting for (i) the allowance for loan and lease losses, (ii) valuation of goodwill, and (iii) pension benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
(Taxable Equivalent Basis - Dollars in Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,507,508	$18,141	4.84%	$1,492,521	$18,952	5.04%	$1,448,617	$17,909	5.01%
Taxable Investment Securities	552,092	1,420	1.03	544,542	1,365	0.99	491,637	1,198	0.98
Tax-Exempt Investment Securities(2)	94,951	332	1.40	93,838	328	1.40	63,826	154	0.96
Funds Sold	286,167	362	0.51	222,828	169	0.30	302,405	189	0.25
Total Earning Assets	2,440,718	20,255	3.34%	2,353,729	20,814	3.51%	2,306,485	19,450	3.42%
Cash & Due From Banks	47,834			45,875			48,615
Allowance for Loan Losses	(13,999)			(14,726)			(17,340)
Other Assets	289,193			293,336			310,791
TOTAL ASSETS	$2,763,746			$2,678,214			$2,648,551

LIABILITIES
NOW Accounts	$798,996	$69	0.03%	$725,538	$62	0.03%	$794,308	$68	0.03%
Money Market Accounts	252,446	29	0.05	259,091	30	0.05	254,483	41	0.07
Savings Accounts	277,745	34	0.05	266,468	33	0.05	242,256	30	0.05
Other Time Deposits	177,057	89	0.20	180,124	94	0.21	194,655	107	0.22
Total Interest Bearing Deposits	1,506,244	221	0.06%	1,431,221	219	0.06%	1,485,702	246	0.07%
Short-Term Borrowings	66,938	10	0.06	68,093	9	0.06	49,809	21	0.17
Subordinated Notes Payable	62,887	387	2.43	62,887	354	2.20	62,887	332	2.11
Other Long-Term Borrowings	27,769	216	3.12	28,618	226	3.14	30,751	240	3.16
Total Interest Bearing Liabilities	1,663,838	834	0.20%	1,590,819	808	0.20%	1,629,149	839	0.21%
Noninterest Bearing Deposits	752,356			743,497			677,674
Other Liabilities	70,088			68,005			66,424
TOTAL LIABILITIES	2,486,282			2,402,321			2,373,247

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	277,464			275,893			275,304

TOTAL LIABILITIES & EQUITY	$2,763,746			$2,678,214			$2,648,551

Interest Rate Spread			3.14%			3.31%			3.21%
Net Interest Income		$19,421			$20,006			$18,611
Net Interest Margin(3)			3.20%			3.37%			3.27%

(1)	Average balances include nonaccrual loans.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2015.

Item 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2016, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A.      Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2015 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2015 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program
January 1, 2016 to January 31, 2016	3,600	$13.84	3,600	1,071,572
February 1, 2016 to February 29, 2016	—	—	—	1,071,572
March 1, 2016 to March 31, 2016	—	—	—	1,071,572
Total	3,600	$13.84	3,600	1,071,572

(1)	This balance represents the number of shares that were repurchased during the first quarter of 2016 through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on February 27, 2014 for a five-year period, under which we were authorized to repurchase up to 1,500,000 shares of our common stock. The Program is flexible and shares are acquired from the public markets and other sources using free cash flow. No shares are repurchased outside of the Program.

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

Date: May 6, 2016

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

