Form 10-Q
period 2016-06-30
CAPITAL CITY BANK GROUP INC
filed 2016-08-05
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At July 31, 2016, 16,803,602 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

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

•         our ability to declare and pay dividends, the payment of which is now subject to our compliance with heightened capital requirements;

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in Thousands)	2016	2015
ASSETS
Cash and Due From Banks	$51,766	$51,288
Federal Funds Sold and Interest Bearing Deposits	220,719	327,617
Total Cash and Cash Equivalents	272,485	378,905

Investment Securities, Available for Sale, at fair value	485,848	451,028
Investment Securities, Held to Maturity, at amortized cost (fair value of $205,595 and $187,407)	204,474	187,892
Total Investment Securities	690,322	638,920

Loans Held For Sale	12,046	11,632

Loans, Net of Unearned Income	1,520,474	1,492,275
Allowance for Loan Losses	(13,677)	(13,953)
Loans, Net	1,506,797	1,478,322

Premises and Equipment, Net	97,313	98,819
Goodwill	84,811	84,811
Other Real Estate Owned	14,622	19,290
Other Assets	89,240	87,161
Total Assets	$2,767,636	$2,797,860

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$798,219	$758,283
Interest Bearing Deposits	1,526,587	1,544,566
Total Deposits	2,324,806	2,302,849

Short-Term Borrowings	9,609	61,058
Subordinated Notes Payable	52,887	62,887
Other Long-Term Borrowings	26,401	28,265
Other Liabilities	79,109	68,449
Total Liabilities	2,492,812	2,523,508

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,803,599 and 17,156,919 shares
issued and outstanding at June 30, 2016 and December 31, 2015 respectively	168	172
Additional Paid-In Capital	32,855	38,256
Retained Earnings	262,380	258,181
Accumulated Other Comprehensive Loss, Net of Tax	(20,579)	(22,257)
Total Shareowners’ Equity	274,824	274,352
Total Liabilities and Shareowners' Equity	$2,767,636	$2,797,860

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2016	2015	2016	2015
INTEREST INCOME
Loans, including Fees	$18,105	$18,231	$36,150	$36,094
Investment Securities:
Taxable	1,539	1,313	2,959	2,511
Tax Exempt	212	138	429	234
Federal Funds Sold and Interest Bearing Deposits	318	151	680	340
Total Interest Income	20,174	19,833	40,218	39,179

INTEREST EXPENSE
Deposits	211	259	432	505
Short-Term Borrowings	38	15	48	36
Subordinated Notes Payable	343	338	730	670
Other Long-Term Borrowings	206	237	422	477
Total Interest Expense	798	849	1,632	1,688

NET INTEREST INCOME	19,376	18,984	38,586	37,491
Provision for Loan Losses	(97)	375	355	668
Net Interest Income After Provision For Loan Losses	19,473	18,609	38,231	36,823

NONINTEREST INCOME
Deposit Fees	5,321	5,682	10,721	11,223
Bank Card Fees	2,855	2,844	5,708	5,586
Wealth Management Fees	1,690	1,776	3,482	3,822
Mortgage Banking Fees	1,267	1,203	2,297	2,190
Data Processing Fees	335	364	682	737
Other	3,747	2,925	5,002	4,084
Total Noninterest Income	15,215	14,794	27,892	27,642

NONINTEREST EXPENSE
Compensation	16,051	16,404	32,292	32,928
Occupancy, net	4,584	4,258	9,043	8,654
Other Real Estate Owned, net	1,060	931	2,485	2,428
Other	7,007	6,846	13,812	13,819
Total Noninterest Expense	28,702	28,439	57,632	57,829

INCOME BEFORE INCOME TAXES	5,986	4,964	8,491	6,636
Income Tax Expense	2,056	1,119	2,914	1,805

NET INCOME	$3,930	$3,845	$5,577	$4,831

BASIC NET INCOME PER SHARE	$0.22	$0.22	$0.32	$0.28
DILUTED NET INCOME PER SHARE	$0.22	$0.22	$0.32	$0.28

Average Common Basic Shares Outstanding	17,144	17,296	17,173	17,402
Average Common Diluted Shares Outstanding	17,196	17,358	17,215	17,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2016	2015	2016	2015
NET INCOME	$3,930	$3,845	$5,577	$4,831
Other comprehensive income (loss), before tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	908	(117)	2,692	1,029
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	20	19	39	36
Total Investment Securities	928	(98)	2,731	1,065
Other comprehensive income (loss), before tax	928	(98)	2,731	1,065
Deferred tax expense (benefit) related to other comprehensive
income	358	(37)	1,053	411
Other comprehensive income (loss), net of tax	570	(61)	1,678	654
TOTAL COMPREHENSIVE INCOME	$4,500	$3,784	$7,255	$5,485

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Shares	Common	Additional	Retained	Loss, Net of
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Paid-In Capital	Earnings	Taxes	Total
Balance, January 1, 2015	17,447,223	$174	$42,569	$251,306	$(21,509)	$272,540
Net Income	-	-	-	4,831	-	4,831
Other Comprehensive Income, Net of Tax	-	-	-	-	654	654
Cash Dividends ($0.0600 per share)	-	-	-	(1,041)	-	(1,041)
Repurchase of Common Stock	(392,981)	(3)	(5,795)	-	-	(5,798)
Stock Based Compensation	-	-	522	-	-	522
Impact of Transactions Under Compensation Plans, net	99,991	1	329	-	-	330
Balance, June 30, 2015	17,154,233	$172	$37,625	$255,096	$(20,855)	$272,038

Balance, January 1, 2016	17,156,919	$172	$38,256	$258,181	$(22,257)	$274,352
Net Income	-	-	-	5,577	-	5,577
Other Comprehensive Income, Net of Tax	-	-	-	-	1,678	1,678
Cash Dividends ($0.0800 per share)	-	-	-	(1,378)	-	(1,378)
Repurchase of Common Stock	(435,461)	(4)	(6,308)	-	-	(6,312)
Stock Based Compensation	-	-	495	-	-	495
Impact of Transactions Under Compensation Plans, net	82,141	-	412	-	-	412
Balance, June 30, 2016	16,803,599	$168	$32,855	$262,380	$(20,579)	$274,824

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,577	$4,831
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	355	668
Depreciation	3,435	3,259
Amortization of Premiums, Discounts, and Fees, net	3,037	2,269
Impairment Loss on Security	-	90
Gain on Retirement of Trust Preferred Securities	(2,487)	-
Net Increase in Loans Held-for-Sale	(414)	(303)
Stock Compensation	495	522
Deferred Income Taxes	3,586	2,591
Loss on Sales and Write-Downs of Other Real Estate Owned	1,980	1,309
Loss on Disposal of Premises and Equipment	92	20
Net (Increase) Decrease in Other Assets	(6,679)	1,043
Net Increase in Other Liabilities	10,787	6,768
Net Cash Provided By Operating Activities	19,764	23,067

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(28,588)	(62,634)
Payments, Maturities, and Calls	11,513	23,782
Securities Available for Sale:
Purchases	(90,322)	(136,542)
Payments, Maturities, and Calls	55,619	43,417
Net Increase in Loans	(31,218)	(48,409)
Proceeds From Sales of Other Real Estate Owned	5,107	6,760
Purchases of Premises and Equipment	(2,021)	(1,641)
Net Cash Used In Investing Activities	(79,910)	(175,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	21,957	17,850
Net (Decrease) Increase in Short-Term Borrowings	(51,886)	4,273
Redemption of Subordinated Notes	(7,500)	-
Repayment of Other Long-Term Borrowings	(1,427)	(1,364)
Dividends Paid	(1,378)	(1,041)
Payments to Repurchase Common Stock	(6,312)	(5,798)
Issuance of Common Stock Under Compensation Plans	272	280
Net Cash (Used In) Provided By Financing Activities	(46,274)	14,200

NET DECREASE IN CASH AND CASH EQUIVALENTS	(106,420)	(138,000)

Cash and Cash Equivalents at Beginning of Period	378,905	385,056
Cash and Cash Equivalents at End of Period	$272,485	$247,056

Supplemental Cash Flow Disclosures:
Interest Paid	$1,630	$1,694
Income Taxes (Refunded) Paid	$(375)	$171

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$2,419	$2,830
Transfer of Current Portion of Long-Term Borrowings	$437	$-

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

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	June 30, 2016				December 31, 2015
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$272,847	$1,672	$1	$274,518	$250,458	$101	$213	$250,346
U.S. Government Agency	112,386	618	86	112,918	101,730	357	263	101,824
States and Political Subdivisions	87,391	498	2	87,887	88,358	103	99	88,362
Mortgage-Backed Securities	1,385	139	-	1,524	1,742	159	-	1,901
Equity Securities(1)	9,001	-	-	9,001	8,595	-	-	8,595
Total	$483,010	$2,927	$89	$485,848	$450,883	$720	$575	$451,028

Held to Maturity
U.S. Government Treasury	$144,453	$890	$-	$145,343	$134,554	$45	$160	$134,439
U.S. Government Agency	8,010	8	-	8,018	10,043	7	5	10,045
States and Political Subdivisions	11,384	110	-	11,494	15,693	38	7	15,724
Mortgage-Backed Securities	40,627	207	94	40,740	27,602	4	407	27,199
Total	$204,474	$1,215	$94	$205,595	$187,892	$94	$579	$187,407

Total Investment Securities	$687,484	$4,142	$183	$691,443	$638,775	$814	$1,154	$638,435

(1)     Includes Federal Home Loan Bank, Federal Reserve Bank, and FNBB, Inc. stock recorded at cost of $3.7 million, $4.8 million, and $0.5 million, respectively, at June 30, 2016 and $3.6 million, $4.8 million, and $0.2 million, respectively, at December 31, 2015.

Securities with an amortized cost of $245.3 million and $370.1 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

The Bank, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock which is included in equity securities is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value; however, redemption of this stock has historically been at par value.

Maturity Distribution.  As of June 30, 2016, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
	Amortized	Market	Amortized	Market
(Dollars in Thousands)	Cost	Value	Cost	Value
Due in one year or less	$107,601	$107,815	$82,698	$82,851
Due after one through five years	283,434	285,559	81,149	82,004
Mortgage-Backed Securities	1,385	1,524	40,627	40,740
U.S. Government Agency	81,589	81,949	-	-
Equity Securities	9,001	9,001	-	-
Total	$483,010	$485,848	$204,474	$205,595

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2016
Available for Sale
U.S. Government Treasury	$9,955	$1	$-	$-	$9,955	$1
U.S. Government Agency	13,815	52	10,505	34	24,320	86
States and Political Subdivisions	3,135	2	302	-	3,437	2
Total	26,905	55	10,807	34	37,712	89

Held to Maturity
Mortgage-Backed Securities	1,189	1	8,006	93	9,195	94
Total	$1,189	$1	$8,006	$93	$9,195	$94

December 31, 2015
Available for Sale
U.S. Government Treasury	$150,061	$213	$-	$-	$150,061	$213
U.S. Government Agency	43,508	200	9,644	63	53,152	263
States and Political Subdivisions	39,608	86	5,066	13	44,674	99
Total	233,177	499	14,710	76	247,887	575

Held to Maturity
U.S. Government Treasury	92,339	160	-	-	92,339	160
U.S. Government Agency	5,006	5	-	-	5,006	5
States and Political Subdivisions	3,791	7	-	-	3,791	7
Mortgage-Backed Securities	13,267	185	11,889	222	22,156	407
Total	$114,403	$357	$11,889	$222	$126,292	$579

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

At June 30, 2016, there were 79 positions (combined Available-for-Sale and Held-to-Maturity) with unrealized losses totaling $0.2 million. Of the 79 positions, 66 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped.  Of these 66 positions, there were 21 GNMA positions and 26 SBA positions in an unrealized loss position for longer than 12 months.  There were 13 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“ or better.  These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on June 30, 2016.  The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2016	December 31, 2015
Commercial, Financial and Agricultural	$207,105	$179,816
Real Estate – Construction	46,930	46,484
Real Estate – Commercial Mortgage	485,329	499,813
Real Estate – Residential(1)	291,192	290,585
Real Estate – Home Equity	235,394	233,901
Consumer	254,524	241,676
Loans, Net of Unearned Income	$1,520,474	$1,492,275

(1)     Includes loans in process with outstanding balances of $11.6 million and $8.5 million at June 30, 2016 and December 31, 2015, respectively.

Net deferred costs included in loans were $0.2 million at June 30, 2016 and net deferred fees included in loans were $0.5 million at December 31, 2015.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	June 30, 2016		December 31, 2015
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$163	$-	$96	$-
Real Estate – Construction	123	-	97	-
Real Estate – Commercial Mortgage	4,308	-	4,191	-
Real Estate – Residential	2,701	-	4,739	-
Real Estate – Home Equity	864	-	1,017	-
Consumer	55	-	165	-
Total Nonaccrual Loans	$8,214	$-	$10,305	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans
June 30, 2016
Commercial, Financial and Agricultural	$99	$197	$-	$296	$206,646	$207,105
Real Estate – Construction	-	-	-	-	46,807	46,930
Real Estate – Commercial Mortgage	679	161	-	840	480,181	485,329
Real Estate – Residential	565	438	-	1,003	287,488	291,192
Real Estate – Home Equity	424	46	-	470	234,060	235,394
Consumer	997	266	-	1,263	253,206	254,524
Total Past Due Loans	$2,764	$1,108	$-	$3,872	$1,508,388	$1,520,474

December 31, 2015
Commercial, Financial and Agricultural	$153	$18	$-	$171	$179,549	$179,816
Real Estate – Construction	690	-	-	690	45,697	46,484
Real Estate – Commercial Mortgage	754	1,229	-	1,983	493,639	499,813
Real Estate – Residential	567	347	-	914	284,932	290,585
Real Estate – Home Equity	787	97	-	884	232,000	233,901
Consumer	735	398	-	1,133	240,378	241,676
Total Past Due Loans	$3,686	$2,089	$-	$5,775	$1,476,195	$1,492,275

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
June 30, 2016
Beginning Balance	$883	$101	$4,349	$4,137	$2,435	$1,708	$13,613
Provision for Loan Losses	420	25	(197)	(676)	21	310	(97)
Charge-Offs	(304)	-	-	(205)	(146)	(438)	(1,093)
Recoveries	49	-	237	579	81	308	1,254
Net Charge-Offs	(255)	-	237	374	(65)	(130)	161
Ending Balance	$1,048	$126	$4,389	$3,835	$2,391	$1,888	$13,677

Six Months Ended
June 30, 2016
Beginning Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953
Provision for Loan Losses	396	25	(153)	(706)	139	654	355
Charge-Offs	(341)	-	(274)	(683)	(361)	(877)	(2,536)
Recoveries	88	-	318	815	140	544	1,905
Net Charge-Offs	(253)	-	44	132	(221)	(333)	(631)
Ending Balance	$1,048	$126	$4,389	$3,835	$2,391	$1,888	$13,677

Three Months Ended
June 30, 2015
Beginning Balance	$903	$574	$4,501	$6,195	$2,547	$1,370	$16,090
Provision for Loan Losses	171	(214)	5	(257)	410	260	375
Charge-Offs	(239)	-	(285)	(484)	(454)	(351)	(1,813)
Recoveries	82	-	54	200	33	215	584
Net Charge-Offs	(157)	-	(231)	(284)	(421)	(136)	(1,229)
Ending Balance	$917	$360	$4,275	$5,654	$2,536	$1,494	$15,236

Six Months Ended
June 30, 2015
Beginning Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539
Provision for Loan Losses	525	(483)	93	(325)	233	625	668
Charge-Offs	(529)	-	(1,189)	(789)	(636)	(927)	(4,070)
Recoveries	137	-	84	248	57	573	1,099
Net Charge-Offs	(392)	-	(1,105)	(541)	(579)	(354)	(2,971)
Ending Balance	$917	$360	$4,275	$5,654	$2,536	$1,494	$15,236

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
June 30, 2016
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$69	$-	$1,953	$1,868	$318	$9	$4,217
Loans Collectively
Evaluated for Impairment	979	126	2,436	1,967	2,073	1,879	9,460
Ending Balance	$1,048	$126	$4,389	$3,835	$2,391	$1,888	$13,677

December 31, 2015
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$77	$-	$2,049	$2,118	$384	$18	$4,646
Loans Collectively
Evaluated for Impairment	828	101	2,449	2,291	2,089	1,549	9,307
Ending Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953

June 30, 2015
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$288	$-	$2,070	$1,980	$453	$12	$4,803
Loans Collectively
Evaluated for Impairment	629	360	2,205	3,674	2,083	1,482	10,433
Ending Balance	$917	$360	$4,275	$5,654	$2,536	$1,494	$15,236

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
June 30, 2016
Individually Evaluated for
Impairment	$793	$-	$20,589	$17,725	$2,872	$206	$42,185
Collectively Evaluated for
Impairment	206,312	46,930	464,740	273,467	232,522	254,318	1,478,289
Total	$207,105	$46,930	$485,329	$291,192	$235,394	$254,524	$1,520,474

December 31, 2015
Individually Evaluated for
Impairment	$834	$97	$20,847	$18,569	$3,144	$261	$43,752
Collectively Evaluated for
Impairment	178,982	46,387	478,966	272,016	230,757	241,415	1,448,523
Total	$179,816	$46,484	$499,813	$290,585	$233,901	$241,676	$1,492,275

June 30, 2015
Individually Evaluated for
Impairment	$1,072	$311	$29,746	$18,918	$2,960	$171	$53,178
Collectively Evaluated for
Impairment	150,044	43,905	481,216	277,463	227,428	241,031	1,421,087
Total	$151,116	$44,216	$510,962	$296,381	$230,388	$241,202	$1,474,265

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
June 30, 2016
Commercial, Financial and Agricultural	$793	$268	$525	$69
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	20,589	4,064	16,525	1,953
Real Estate – Residential	17,725	2,769	14,956	1,868
Real Estate – Home Equity	2,872	831	2,041	318
Consumer	206	45	161	9
Total	$42,185	$7,977	$34,208	$4,217

December 31, 2015
Commercial, Financial and Agricultural	$834	$279	$555	$77
Real Estate – Construction	97	97	-	-
Real Estate – Commercial Mortgage	20,847	3,265	17,582	2,049
Real Estate – Residential	18,569	2,941	15,628	2,118
Real Estate – Home Equity	3,144	1,101	2,043	384
Consumer	261	79	182	18
Total	$43,752	$7,762	$35,990	$4,646

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average	Total	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and
Agricultural	$802	$12	$1,162	$11	$813	$25	$1,121	$22
Real Estate – Construction	-	-	356	-	32	-	371	-
Real Estate – Commercial Mortgage	20,694	216	30,480	310	20,745	455	31,067	571
Real Estate – Residential	17,973	196	19,379	214	18,172	405	19,626	411
Real Estate – Home Equity	3,042	29	3,042	23	3,076	56	3,053	43
Consumer	206	2	183	2	224	4	194	4
Total	$42,717	$455	$54,602	$560	$43,062	$945	$55,432	$1,051

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
June 30, 2016
Special Mention	$3,023	$29,868	$71	$32,962
Substandard	1,553	42,952	553	45,058
Doubtful	-	-	-	-
Total Criticized Loans	$4,576	$72,820	$624	$78,020

December 31, 2015
Special Mention	$5,938	$27,838	$69	$33,845
Substandard	1,307	51,425	819	53,551
Doubtful	-	-	-	-
Total Criticized Loans	$7,245	$79,263	$888	$87,396

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

The following table presents loans classified as TDRs.

	June 30, 2016		December 31, 2015
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$857	$-	$897	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	16,444	1,328	16,621	1,070
Real Estate – Residential	15,297	685	14,979	1,582
Real Estate – Home Equity	2,734	-	2,914	-
Consumer	194	-	223	35
Total TDRs	$35,526	$2,013	$35,634	$2,687

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016			2016
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	1	332	332
Real Estate – Residential	1	90	90	6	589	590
Real Estate – Home Equity	-	-	-	4	188	189
Consumer	-	-	-	-	-	-
Total TDRs	1	$90	$90	11	$1,109	$1,111

	Three Months Ended June 30,			Six Months Ended June 30,
	2015			2015
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	1	58	58	2	515	515
Real Estate – Residential	1	204	204	5	668	641
Real Estate – Home Equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total TDRs	2	$262	$262	7	$1,183	$1,156

For the three and six months ended June 30, 2016, loans modified as TDRs within the previous 12 months that have subsequently defaulted during the periods indicated are presented in the table below.  For the three and six months ended June 30, 2015, there were no loans modified as TDRs within the previous 12 months that have subsequently defaulted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016		2016
	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	-
Real Estate – Residential	1	98	1	98
Real Estate – Home Equity	-	-	1	3
Consumer	-	-	1	35
Total TDRs	1	$98	3	$136

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016		2016
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$90	1	$90
Interest rate adjustment	-	-	-	-
Extended amortization and interest rate adjustment	-	-	10	1,021
Total TDRs	1	$90	11	$1,111

	Three Months Ended June 30,		Six Months Ended June 30,
	2015		2015
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	-	$-	1	$118
Interest rate adjustment	-	-	1	156
Extended amortization and interest rate adjustment	2	262	5	882
Total TDRs	2	$262	7	$1,156

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Beginning Balance	$17,450	$33,835	$19,290	$35,680
Additions	1,218	1,088	2,419	2,830
Valuation Write-downs	(678)	(505)	(1,513)	(1,306)
Sales	(3,368)	(4,026)	(5,574)	(6,763)
Other	-	(225)	-	(274)
Ending Balance	$14,622	$30,167	$14,622	$30,167

Net expenses applicable to other real estate owned include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Gains from the Sale of Properties	$(166)	$(534)	$(294)	$(655)
Losses from the Sale of Properties	392	348	761	658
Rental Income from Properties	(32)	(43)	(32)	(231)
Property Carrying Costs	188	655	537	1,350
Valuation Adjustments	678	505	1,513	1,306
Total	$1,060	$931	$2,485	$2,428

As of June 30, 2016 the Company had $1.9 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Service Cost	$1,613	$1,675	$3,226	$3,350
Interest Cost	1,397	1,425	2,794	2,850
Expected Return on Plan Assets	(1,934)	(1,950)	(3,870)	(3,900)
Prior Service Cost Amortization	69	75	139	150
Net Loss Amortization	801	800	1,602	1,600
Net Periodic Benefit Cost	$1,946	$2,025	$3,891	$4,050

Discount Rate	4.52%	4.15%	4.52%	4.15%
Long-term Rate of Return on Assets	7.50%	7.50%	7.50%	7.50%

The components of the net periodic benefit cost (income) for the Company's SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Interest Cost	$40	$28	$80	$55
Prior Service Cost Amortization	-	2	-	5
Net Loss (Gain) Amortization	190	(90)	380	(180)
Net Periodic Benefit Cost (Income)	$230	$(60)	$460	$(120)

Discount Rate	4.13%	4.15%	4.13%	4.15%

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

	June 30, 2016			December 31, 2015
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$60,358	$343,178	$403,536	$57,571	$306,642	$364,213
Standby Letters of Credit	6,075	-	6,075	6,095	-	6,095
Total	$66,433	$343,178	$409,611	$63,666	$306,642	$370,308

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $65,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At June 30, 2016, there were not amounts payable.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
June 30, 2016
Securities Available for Sale:
U.S. Government Treasury	$274,518	$-	$-	$274,518
U.S. Government Agency	-	112,918	-	112,918
States and Political Subdivisions	-	87,887	-	87,887
Mortgage-Backed Securities	-	1,524	-	1,524
Equity Securities	-	9,001	-	9,001

December 31, 2015
Securities Available for Sale:
U.S. Government Treasury	$250,346	$-	$-	$250,346
U.S. Government Agency	-	101,824	-	101,824
States and Political Subdivisions	-	88,362	-	88,362
Mortgage-Backed Securities	-	1,901	-	1,901
Equity Securities	-	8,595	-	8,595

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $6.6 million with a valuation allowance of $0.5 million at June 30, 2016 and $8.8 million and $0.9 million, respectively, at December 31, 2015.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first six months of 2016, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	June 30, 2016
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$51,766	$51,766	$-	$-
Short-Term Investments	220,719	220,719	-	-
Investment Securities, Available for Sale	485,848	274,518	211,330	-
Investment Securities, Held to Maturity	204,474	145,343	60,252	-
Loans Held for Sale	12,046	-	12,046	-
Loans, Net of Allowance for Loan Losses	1,506,797	-	-	1,517,528

LIABILITIES:
Deposits	$2,324,806	$-	$2,322,123	$-
Short-Term Borrowings	9,609	-	9,623	-
Subordinated Notes Payable	52,887	-	41,433	-
Long-Term Borrowings	26,401	-	27,284	-

	December 31, 2015
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$51,288	$51,288	$-	$-
Short-Term Investments	327,617	327,617	-	-
Investment Securities, Available for Sale	451,028	250,346	200,682	-
Investment Securities, Held to Maturity	187,892	134,439	52,968	-
Loans Held for Sale	11,632	-	11,632	-
Loans, Net of Allowance for Loan Losses	1,478,322	-	-	1,483,926

LIABILITIES:
Deposits	$2,302,849	$-	$2,228,210	$-
Short-Term Borrowings	61,058	-	64,947	-
Subordinated Notes Payable	62,887	-	49,230	-
Long-Term Borrowings	28,265	-	30,448	-

All non-financial instruments are excluded from the above table.  The disclosures also do not include goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 8 –  OTHER COMPREHENSIVE INCOME

The amounts allocated to other comprehensive income are presented in the table below.  Reclassification adjustments related to securities held for sale are included in net gain/loss on securities transactions in the accompanying consolidated statements of comprehensive income.  For the periods presented, reclassifications adjustments related to securities held for sale was not material.

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$908	$(350)	$558
Amortization of losses on securities transferred from available for sale to held to
maturity	20	(8)	12
Total Other Comprehensive Income	$928	$(358)	$570

Six Months Ended June 30, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$2,692	$(1,038)	$1,654
Amortization of losses on securities transferred from available for sale to held to
maturity	39	(15)	24
Total Other Comprehensive Income	$2,731	$(1,053)	$1,678

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(117)	$44	$(73)
Amortization of losses on securities transferred from available for sale to held to
maturity	19	(7)	12
Total Other Comprehensive Loss	$(98)	$37	$(61)

Six Months Ended June 30, 2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,029	$(397)	$632
Amortization of losses on securities transferred from available for sale to held to
maturity	36	(14)	22
Total Other Comprehensive Income	$1,065	$(411)	$654

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2016	$(127)	$(22,130)	$(22,257)
Other comprehensive income during the period	1,678	-	1,678
Balance as of June 30, 2016	$1,551	$(22,130)	$(20,579)

Balance as of January 1, 2015	$59	$(21,568)	$(21,509)
Other comprehensive income during the period	654	-	654
Balance as of June 30, 2015	$713	$(21,568)	$(20,855)

NOTE 9 – ACCOUNTING STANDARDS UPDATES

ASU 2016-01,” Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale.  ASU 2016-1 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-02 is effective for the Company January 1, 2019.  The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

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

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.” ASU 2016-requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 will be effective for the Company on January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements.

NOTE 10 – RELATED PARTY TRANSACTIONS

On June 15, 2016, the Company entered into a negotiated private transaction to repurchase 426,845 shares of its common stock from the Estate of Robert H. Smith, a 5% beneficial owner of the Company’s common stock.  The purchase price per share was $14.50.  The transaction was reviewed, processed and approved in accordance with the Company’s Related Party Transaction Policy.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2016 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, is referred to as "CCBG," "Company," "we," "us," or "our."

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 61 full-service offices located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

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

NON-GAAP FINANCIAL MEASURES

We present a tangible capital ratio that excludes the impact of intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity, it allows investors to more easily compare our capital adequacy to other companies in the industry. The GAAP to non-GAAP reconciliation is provided below.

		2016		2015				2014	2014

(Dollars in Thousands)		Second	First	Fourth	Third	Second	First		Fourth	Third
TANGIBLE CAPITAL RATIO
Shareowners' Equity (GAAP)		$274,824	$276,833	$274,352	$273,659	$272,038	$274,087		$272,540	$283,253
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811		84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	190,013	192,022	189,541	188,848	187,227	189,276		187,729	198,442
Total Assets (GAAP)		2,767,636	2,792,186	2,797,860	2,615,094	2,654,144	2,693,715		2,627,169	2,499,617
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811		84,811	84,811
Tangible Assets (non-GAAP)	B	$2,682,825	$2,707,375	$2,713,049	$2,530,283	$2,569,333	$2,608,904		$2,542,358	$2,414,806
Tangible Capital Ratio	A/B	7.08%	7.09%	6.99%	7.46%	7.29%	7.26%		7.38%	8.22%

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016		2015				2014
(Dollars in Thousands, Except
(Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$20,174	$20,044	$20,602	$19,877	$19,833	$19,346	$19,871	$19,766
Interest Expense	798	834	808	811	849	839	852	868
Net Interest Income	19,376	19,210	19,794	19,066	18,984	18,507	19,019	18,898
Provision for Loan Losses	(97)	452	513	413	375	293	623	424
Net Interest Income After
Provision for Loan Losses	19,473	18,758	19,281	18,653	18,609	18,214	18,396	18,474
Noninterest Income(3)(4)	15,215	12,677	13,221	13,228	14,794	12,848	13,053	13,351
Noninterest Expense	28,702	28,930	28,280	29,164	28,439	29,390	28,309	28,607
Income Before Income Taxes	5,986	2,505	4,222	2,717	4,964	1,672	3,140	3,218
Income Tax Expense	2,056	858	1,620	1,034	1,119	686	1,219	1,103
Net Income	3,930	1,647	2,602	1,683	3,845	986	1,921	2,115
Net Interest Income (FTE)	$19,617	$19,421	$20,006	$19,253	$19,119	$18,611	$19,124	$19,020

Per Common Share:
Net Income Basic	$0.22	$0.10	$0.16	$0.09	$0.22	$0.06	$0.11	$0.12
Net Income Diluted	0.22	0.10	0.16	0.09	0.22	0.06	0.11	0.12
Cash Dividends Declared	0.04	0.04	0.04	0.03	0.03	0.03	0.03	0.02
Diluted Book Value	16.31	16.04	15.93	15.89	15.80	15.59	15.53	16.17
Market Price:
High	15.96	15.88	16.05	15.75	16.32	16.33	16.00	14.98
Low	13.16	12.83	13.56	14.39	13.94	13.16	13.00	13.26
Close	13.92	14.59	15.35	14.92	15.27	16.25	15.54	13.54

Selected Average Balances:
Loans, Net	$1,531,777	$1,507,508	$1,492,521	$1,483,657	$1,473,954	$1,448,617	$1,426,756	$1,421,327
Earning Assets	2,447,777	2,440,718	2,353,729	2,310,823	2,328,012	2,306,485	2,212,781	2,209,429
Total Assets	2,767,854	2,763,746	2,678,214	2,639,692	2,670,701	2,648,551	2,549,736	2,530,571
Deposits	2,276,553	2,258,600	2,174,718	2,137,433	2,178,399	2,163,376	2,077,365	2,062,881
Shareowners’ Equity	279,532	277,464	275,893	274,956	274,421	275,304	286,029	284,130
Common Equivalent Average Shares:
Basic	17,144	17,202	17,145	17,150	17,296	17,508	17,433	17,440
Diluted	17,196	17,235	17,214	17,229	17,358	17,555	17,530	17,519

Performance Ratios:
Return on Average Assets	0.57%	0.24%	0.39%	0.25%	0.58%	0.15%	0.30%	0.33%
Return on Average Equity	5.65	2.39	3.74	2.43	5.62	1.45	2.66	2.95
Net Interest Margin (FTE)	3.22	3.20	3.37	3.31	3.29	3.27	3.43	3.42
Noninterest Income as % of
Operating Revenue	43.99	39.76	40.05	40.96	43.80	40.98	40.70	41.40
Efficiency Ratio	82.40	90.13	85.11	89.79	83.85	93.42	87.98	88.37

Asset Quality:
Allowance for Loan Losses	$13,677	$13,613	13,953	$14,737	$15,236	$16,090	$17,539	$19,093
Allowance for Loan Losses to Loans	0.89%	0.90%	0.93%	0.99%	1.03%	1.10%	1.22%	1.34%
Nonperforming Assets (“NPAs”)	22,836	26,499	29,595	38,357	45,487	50,625	52,449	65,208
NPAs to Total Assets	0.83	0.95	1.06	1.47	1.71	1.88	2.00	2.61
NPAs to Loans plus OREO	1.48	1.73	1.94	2.54	3.00	3.38	3.55	4.45
Allowance to Non-Performing Loans	166.50	150.44	135.40	112.17	99.46	95.83	104.60	81.31
Net Charge-Offs to Average Loans	(0.04)	0.21	0.34	0.24	0.33	0.49	0.61	0.52

Capital Ratios:
Tier 1 Capital	15.63%	16.39%	16.42%	16.36%	15.83%	16.16%	16.67%	16.88%
Total Capital	16.44	17.20	17.25	17.24	16.72	17.11	17.76	18.08
Common Equity Tier 1(1)	12.65	12.82	12.84	12.76	12.34	12.57	N/A	N/A
Leverage	9.88	10.34	10.65	10.71	10.53	10.73	10.99	10.97
Tangible Capital(2)	7.08	7.09	6.99	7.46	7.29	7.26	7.38	8.22

(1)Not Applicable prior to January 1, 2015.
(2)Non-GAAP financial measure. See non-GAAP reconciliation on page 27.
(3)Includes $2.5 million gain on retirement of trust preferred securities in second quarter, 2016.
(4)Includes $1.7 million in bank-owned life insurance proceeds in second quarter, 2015.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•         Net income of $3.9 million, or $0.22 per diluted share, for the second quarter of 2016 compared to net income of $1.6 million, or $0.10 per diluted share, for the first quarter of 2016, and net income of $3.8 million, or $0.22 per diluted share for the second quarter of 2015.  For the first six months of 2016, we realized net income of $5.6 million, or $0.32 per diluted share, compared to net income of $4.8 million, or $0.28 per diluted share, for the same period of 2015.

•         Tax equivalent net interest income for the second quarter of 2016 was $19.6 million compared to $19.4 million for the first quarter of 2016 and $19.1 million for the second quarter of 2015.  For the first six months of 2016, tax equivalent net interest income totaled $39.0 million compared to $37.7 million in 2015.  The increase over the first quarter of 2016 primarily reflects a positive shift in earning asset mix due to growth in the loan and investment portfolios.  Compared to second quarter of 2015, the increase primarily reflects growth in the investment portfolio and a higher rate paid on overnight funds.  The year-over-year increase was driven by one additional calendar day, and growth in the loan and investment portfolios.

•         Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $1.0 million, $1.9 million, and $1.3 million for the quarters ended June 30, 2016, March 31, 2016, and June 30, 2015, respectively.  Strong loan recoveries and lower property valuation adjustments favorably impacted the loan loss provision and OREO expense, respectively, for the second quarter of 2016.  Total credit costs for the six month period of 2016 were $2.8 million compared to $3.1 million for the same period of 2015.

•         Noninterest income for the second quarter of 2016 totaled $15.2 million, an increase of $2.5 million, or 20.0%, over the first quarter of 2016 and $0.4 million, or 2.8%, over the second quarter of 2015.  For the first six months of 2016, noninterest income totaled $27.9 million, a $0.2 million, or 0.9% increase over the same period of 2015.  The increase over the first quarter of 2016 was primarily due to a $2.5 million gain from the retirement of $10 million of our trust preferred securities (“TRUPs”).  The increase over the second quarter of 2015 primarily reflects the $2.5 million TRUPs gain partially offset by lower bank owned life insurance (“BOLI”) income of $1.7 million and lower deposit fees of $0.4 million.  The increase for the six month period was primarily due to the $2.5 million TRUPs gain that was partially offset by lower BOLI income of $1.7 million, lower deposit fees of $0.5 million, and wealth management fees of $0.3 million.

•         Noninterest expense (excluding OREO expense) for the second quarter of 2016 totaled $27.6 million, an increase of $0.1 million, or 0.5%, over both the first quarter of 2016 and the second quarter of 2015.  The increase over the first quarter of 2016 and second quarter of 2015 was primarily attributable to higher occupancy and other expense (advertising), partially offset by lower compensation.  For the first six months of 2016, noninterest expense totaled $55.1 million, a decrease of $0.3 million, or 0.5%, from the same period of 2015 primarily due to lower compensation expense.

Financial Condition

•         Average earning assets totaled $2.448 billion for the second quarter of 2016, an increase of $7.1 million, or 0.3%, over the first quarter of 2016, and $94.0 million, or 4.0%, over the fourth quarter of 2015.  The increase in earning assets over the first quarter of 2016 reflects growth in both the loan and investment portfolios, which was funded by a reduction in our funds sold position and growth in non-maturity deposits, primarily noninterest bearing.  The increase compared to the fourth quarter of 2015 reflects growth in the loan and investment portfolios, funded primarily by increases in noninterest bearing, NOW, and savings accounts.

•         Average loans increased by $24.3 million, or 1.6%, over the first quarter of 2016 and $39.3 million, or 2.6%, over the fourth quarter of 2015.  The increase compared to the first quarter of 2016 reflects growth primarily in institutional, commercial, and consumer loans.  Growth over the fourth quarter of 2015 was experienced in all loan products, with the exception of commercial mortgages.

•         Nonperforming assets totaled $22.8 million at the end of the second quarter of 2016, a decrease of $3.7 million from the first quarter of 2016 and $6.8 million from the fourth quarter of 2015.  Nonperforming assets represented 0.83% of total assets at June 30, 2016 compared to 0.95% at March 31, 2016 and 1.06% at December 31, 2015.

•         As of June 30, 2016, we were well-capitalized with a risk based capital ratio of 16.44% and a tangible common equity ratio of 7.08% compared to 17.20% and 7.09%, respectively, at March 31, 2016, and 17.25% and 6.99%, respectively, at December 31, 2015.  The lower risk based capital ratio compared to prior quarters reflects the retirement of $10 million of our TRUPS and the repurchase of 432,000 shares of CCBG common stock.  All of our regulatory capital ratios significantly exceed the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the second quarter of 2016, we realized net income of $3.9 million, or $0.22 per diluted share, compared to net income of $1.6 million, or $0.10 per diluted share for the first quarter of 2016, and net income of $3.8 million, or $0.22 per diluted share, for the second quarter of 2015.  For the first six months of 2016, we realized net income of $5.6 million, or $0.32 per diluted share, compared to net income of $4.8 million, or $0.28 per diluted share for the same period of 2015.

Compared to the first quarter of 2016, performance reflects higher net interest income of $0.2 million, a $2.5 million increase in noninterest income, lower noninterest expense of $0.2 million, and a $0.6 million reduction in the loan loss provision, partially offset by a $1.2 million increase in income taxes.

Compared to the second quarter of 2015, the increase in earnings reflects higher net interest income of $0.4 million, a $0.4 million increase in noninterest income, and a $0.5 million reduction in the loan loss provision, partially offset by a $0.3 million increase in noninterest expense and $0.9 million increase in income taxes.

The increase in earnings for the first six months of 2016 versus the comparable period of 2015 was attributable to higher net interest income of $1.1 million, a $0.3 million increase in noninterest income, lower noninterest expense of $0.2 million, and a $0.3 million reduction in the loan loss provision, partially offset by higher income taxes of $1.1 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2016	2016	2015	2016	2015
Interest Income	$20,174	$20,044	$19,833	$40,218	$39,179
Taxable Equivalent Adjustments	241	211	135	452	239
Total Interest Income (FTE)	20,415	20,255	19,968	40,670	39,418
Interest Expense	798	834	849	1,632	1,688
Net Interest Income (FTE)	19,617	19,421	19,119	39,038	37,730
Provision for Loan Losses	(97)	452	375	355	668
Taxable Equivalent Adjustments	241	211	135	452	239
Net Interest Income After provision for Loan Losses	19,473	18,758	18,609	38,231	36,823
Noninterest Income	15,215	12,677	14,794	27,892	27,642
Noninterest Expense	28,702	28,930	28,439	57,632	57,829
Income Before Income Taxes	5,986	2,505	4,964	8,491	6,636
Income Tax Expense	2,056	858	1,119	2,914	1,805
Net Income	$3,930	$1,647	$3,845	$5,577	$4,831

Basic Net Income Per Share	$0.22	$0.10	$0.22	$0.32	$0.28
Diluted Net Income Per Share	$0.22	$0.10	$0.22	$0.32	$0.28

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

Tax equivalent net interest income for the second quarter of 2016 was $19.6 million compared to $19.4 million for the first quarter of 2016 and $19.1 million for the second quarter of 2015.  For the first six months of 2016, tax equivalent net interest income totaled $39.0 million compared to $37.7 million for the same period of 2015.  The increase in tax equivalent net interest income compared to the first quarter of 2016 reflects a positive shift in earning asset mix due to growth in the loan and investment portfolios, partially offset by a decline in overnight funds. The increase in tax equivalent net interest income compared to the second quarter of 2015 reflects growth in the investment portfolio and a higher rate paid on overnight funds, partially offset by a decline in loan fees. The year-over-year increase was driven by one additional calendar day, and growth in the loan and investment portfolios.

Although the low interest rate environment continues to put downward pressure on our net interest income, we have been successful in increasing our net interest income quarter over quarter.  Additionally, aggressive lending competition in all markets has impacted the pricing for loans. Low rates and competition, collectively, continue to adversely impact our loan yields.  Various loan strategies, which align with our overall risk appetite, continue to be reviewed and implemented to enhance our performance.

Our net interest margin for the second quarter of 2016 was 3.22%, an increase of two basis points over the first quarter of 2016 and a decrease of seven basis points from the second quarter of 2015.  The increase in the margin compared to the first quarter of 2016 was primarily attributable to growth in our loan and investment portfolios.  The decrease in the margin compared to the second quarter of 2015 was primarily attributable to lower loan yields.  For the first six months of 2016, the net interest margin declined by seven basis points to 3.21% compared to the same period of 2015 for reasons mentioned above.

We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has historically produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2016 was negative $0.1 million reflecting a higher level of loan recoveries as well as continued improvement in credit quality.  This compares to a $0.5 million provision expense for the first quarter of 2016 and a $0.4 million provision expense for the second quarter of 2015.  For the first six months of 2016, the loan loss provision totaled $0.4 million compared to $0.7 million for the same period of 2015.  The decrease in the year-to-date provision reflects a high level of recoveries, continued favorable problem loan migration and improvement in key credit metrics, partially offset by growth in the loan portfolio.  We realized net loan recoveries of $0.2 million (consisting of recoveries of $1.3 million less charge-offs of $1.1 million) for the second quarter of 2016.  This compares to net charge-offs of $0.8 million, or 0.21% (annualized) of average loans for the first quarter of 2016 and $1.2 million, or 0.33% (annualized), for the second quarter of 2015.  For the first six months of 2016, net charge-offs totaled $0.6 million, or 0.08% (annualized) of average loans compared to $3.0 million, or 0.41% (annualized), for the same period of 2015.  At quarter-end, the allowance for loan losses of $13.7 million was 0.89% of outstanding loans (net of overdrafts) and provided coverage of 167% of nonperforming loans compared to 0.90% and 150%, respectively, at March 31, 2016 and 0.93% and 135%, respectively, at December 31, 2015.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2016	2016	2015	2016	2015
CHARGE-OFFS
Commercial, Financial and Agricultural	$304	$37	$239	$341	$529
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	-	274	285	274	1,189
Real Estate - Residential	205	478	484	683	789
Real Estate - Home Equity	146	215	454	361	636
Consumer	438	439	351	877	927
Total Charge-offs	$1,093	$1,443	$1,813	$2,536	$4,070

RECOVERIES
Commercial, Financial and Agricultural	$49	$39	$82	$88	$137
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	237	81	54	318	84
Real Estate - Residential	579	236	200	815	248
Real Estate - Home Equity	81	59	33	140	57
Consumer	308	236	215	544	573
Total Recoveries	$1,254	$651	$584	$1,905	$1,099

Net (Recoveries) Charge-offs	$(161)	$792	$1,229	$631	$2,971

Net (Recoveries) Charge-offs (Annualized) as a	(0.04)%	0.21%	0.33%	0.08%	0.41%
percent of Average
Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the second quarter of 2016 totaled $15.2 million, an increase of $2.5 million, or 20.0%, over the first quarter of 2016 and $0.4 million, or 2.8%, over the second quarter of 2015.  The increase over the first quarter of 2016 was primarily attributable to higher other income of $2.5 million reflecting a $2.5 million gain from the retirement of our TRUPs (this transaction is further detailed in the Borrowings section).  Compared to the second quarter of 2015, the increase was attributable to higher other income of $0.8 million reflecting the $2.5 million TRUPs gain, partially offset by lower bank owned life insurance (“BOLI”) income of $1.7 million and lower deposit fees of $0.4 million. For the first six months of 2016, noninterest income totaled $27.9 million, a $0.2 million increase over the same period of 2015, primarily attributable to higher other income of $0.9 million ($2.5 million TRUPs gain partially offset by lower BOLI income of $1.7 million) that was further offset by lower deposit fees of $0.5 million and wealth management fees of $0.3 million.

Noninterest income represented 44.0% of operating revenues (net interest income plus noninterest income) in the second quarter of 2016 compared to 39.8% in the first quarter of 2016 and 43.8% in the second quarter of 2015.  For the first six months of 2016, noninterest income represented 42.0% of operating revenues compared to 42.4% for the same period of 2015.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2016	2016	2015	2016	2015
Deposit Fees	$5,321	$5,400	$5,682	$10,721	$11,223
Bank Card Fees	2,855	2,853	2,844	5,708	5,586
Wealth Management Fees	1,690	1,792	1,776	3,482	3,822
Mortgage Banking Fees	1,267	1,030	1,203	2,297	2,190
Data Processing Fees	335	347	364	682	737
Other	3,747	1,255	2,925	5,002	4,084

Total Noninterest Income	$15,215	$12,677	$14,794	$27,892	$27,642

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the second quarter of 2016 totaled $5.3 million, a decrease of $0.1 million, or 1.5%, over the first quarter of 2016 and a decrease of $0.4 million, or 6.4%, from the second quarter of 2015.  For the first six months of 2016, deposit fees totaled $10.7 million, a decrease of $0.5 million, or 4.5%, from the comparable period of 2015.  The decrease from all prior periods reflects lower overdraft service fees attributable to a reduction in accounts using this service as well as lower utilization by existing users.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $1.7 million for the second quarter of 2016, a decrease of $0.1 million, or 5.7%, from the first quarter of 2016 and $0.1 million, or 4.8%, from the second quarter of 2015.  For the first six months of 2016, wealth management fees totaled $3.5 million, a decrease of $0.3 million, or 8.9%, from the same period of 2015.  The decrease from all prior periods was primarily due to lower retail brokerage fees reflecting lower trading volume by our clients.  At June 30, 2016, total assets under management were approximately $1.178 billion compared to $1.139 billion at December 31, 2015 and $1.141 billion at June 30, 2015.

Mortgage Banking Fees.  Mortgage banking fees totaled $1.3 million for the second quarter of 2016, an increase of $0.2 million, or 23.0%, over the first quarter of 2016 and an increase of $0.1 million, or 5.3%, over the second quarter of 2015.  For the first six months of 2016, fees totaled $2.3 million, an increase of $0.1 million, or 4.9%, over the same period of 2015.  We continue to realize strong residential home sales activity in our markets which drove the increase for all periods.

Other.  Other income totaled $3.7 million for the second quarter of 2016, an increase of $2.5 million, or 198.6%, over the first quarter of 2016 and an increase of $0.8 million, or 28.1%, over the second quarter of 2015.  For the first six months of 2016, other income increased $0.9 million, or 22.5%, compared to the same period of 2015.  The increase over the first quarter of 2016 was attributable to a$2.5 million gain from the retirement of our TRUPs.  The variance compared to both prior year periods primarily reflects the $2.5 million TRUPs gain that was partially offset by lower BOLI income of $1.7 million.

Noninterest Expense

Noninterest expense for the second quarter of 2016 totaled $28.7 million, a decrease of $0.2 million, or 2.0%, from the first quarter of 2016 primarily attributable to lower OREO expense of $0.4 million reflective of lower property valuation adjustments and carrying costs.  Compared to the second quarter of 2015, noninterest expense increased by $0.3 million, or 0.9%, attributable to higher occupancy expense, primarily higher maintenance costs for building and furniture/equipment.    For the first six months of 2016, noninterest expense totaled $57.6 million, a decrease of $0.2 million, or 0.3%, from the same period of 2015 attributable to lower compensation expense of $0.6 million that was partially offset by higher occupancy expense of $0.4 million.  A higher level of deferred loan cost (which reduces salary expense), partially offset by pension plan expense drove the reduction in compensation.  The variance in occupancy expense was attributable to the same factors noted above for the second quarter.  Expense management is an important part of our culture and strategic focus and we continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2016	2016	2015	2016	2015
Salaries	$11,832	$11,934	$12,435	$23,766	$24,950
Associate Benefits	4,219	4,307	3,969	8,526	7,978
Total Compensation	16,051	16,241	16,404	32,292	32,928

Premises	2,276	2,307	2,181	4,583	4,457
Equipment	2,308	2,152	2,077	4,460	4,197
Total Occupancy	4,584	4,459	4,258	9,043	8,654

Legal Fees	638	699	691	1,337	1,396
Professional Fees	891	862	1,022	1,753	2,067
Processing Services	1,648	1,702	1,642	3,350	3,420
Advertising	529	340	305	869	645
Travel and Entertainment	226	196	227	423	438
Printing and Supplies	191	203	184	394	388
Telephone	469	470	479	938	1,014
Postage	223	261	235	484	516
Insurance - Other	633	628	702	1,261	1,407
Other Real Estate Owned, net	1,060	1,425	931	2,485	2,428
Miscellaneous	1,559	1,444	1,359	3,003	2,528
Total Other	8,067	8,230	7,777	16,297	16,247

Total Noninterest Expense	$28,702	$28,930	$28,439	$57,632	$57,829

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $16.1 million for the second quarter of 2016, a decrease of $0.2 million, or 1.2%, from the first quarter of 2016 due to a $0.1 million decrease in salary expense and $ $0.1 million reduction in associate benefit expense.  Lower payroll and unemployment taxes drove the decrease in salary expense and the decrease in associate benefit expense reflects lower employee insurance expense.  Compared to the second quarter of 2016, total compensation expense decreased $0.4 million, or 2.2% attributable to lower salary expense of $0.6 million that was partially offset by higher associate benefit expense of $0.2 million.  The decrease in salary expense was primarily attributable to higher deferred loan costs (which reduces salary expense).  The increase in associate benefit expense was attributable to higher pension plan expense.  For the first six months of 2016, compensation expense totaled $32.3 million, a decrease of $0.6 million, or 1.9%, over the same period of 2015 due to lower salary expense of $1.2 million that was partially offset by higher associate benefit expense of $0.6 million.  Both variances were attributable to the same factors noted above for the second quarter.

Occupancy.  Occupancy expense (including premises and equipment) totaled $4.6 million for the second quarter of 2016, an increase of $0.1 million, or 2.8%, over the first quarter of 2016 reflective of higher maintenance costs for furniture/equipment.  Compared to the second quarter of 2015, occupancy expense increased $0.3 million, or 7.7%, primarily attributable to higher maintenance costs for building and furniture/equipment and to a lesser extent higher depreciation expense from technology investments in our banking offices.  For the first six months of 2016, occupancy expense increased $0.4 million, or 4.5%, over the same period of 2015 attributable to the same factors noted above for the second quarter.

Other.  Other noninterest expense decreased $0.2 million, or 0.8%, from the first quarter of 2016, and increased $0.3 million, or 0.9%, from the second quarter of 2015.  Compared to the first quarter of 2016, the decrease was primarily attributable to lower OREO expense of $0.4 million partially offset by higher advertising costs of $0.2 million.  The decrease in OREO expense reflects lower property valuation adjustments and carrying costs.  Advertising expense increased due to various advertising campaigns related to the promotion of a new checking account line-up and working capital financing product.  Compared to the second quarter of 2015, the increase was primarily due to higher advertising expense of $0.2 million and miscellaneous expense of $0.2 million partially offset by lower professional fees of $0.1 million.  Advertising expense increased due to the same factors noted above for the first quarter.  Miscellaneous expense increased due to losses on the disposal of our fixed assets and a higher level of debit card losses.  Higher consulting expenses in the second quarter of 2015 drove the reduction in professional fees.  For the first six months of 2016, other expense increased $0.1 million, or 0.3%, from the same period of 2015, primarily attributable to higher miscellaneous expense of $0.5 million and advertising expenses of $0.2 million, partially offset by a reduction in professional fees of $0.3 million and other insurance of $0.2 million.  The increase in advertising expense, professional fees and miscellaneous expense were attributable to the same factors noted above for the second quarter.  The decrease in other insurance was attributable to a lower premium rate for our FDIC insurance reflective of improving asset quality.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 82.40% for the second quarter of 2016 compared to 90.13% for the first quarter of 2016 and 83.85% for the second quarter of 2015.  For the first six months of 2016, this ratio was 86.11% compared to 88.46% for the comparable period of 2015.  The $2.5 million gain from the retirement of our TRUPs was the primary reason for the change in this metric compared to the first quarter of 2016.

Income Taxes

We realized income tax expense of $2.1 million (34% effective rate) for the second quarter of 2016 compared to $0.9 million (34% effective rate) for the first quarter of 2016 and $1.2 million (23% effective rate) for the second quarter of 2015.  For the first six months of 2016, income tax expense totaled $2.9 million (34% effective rate) compared to $1.8 million (27% effective rate) for the same period of 2015.  The receipt of $1.7 million in BOLI proceeds in the second quarter of 2015 was tax-free, therefore income tax expense for the three and six month periods of 2015 was favorably impacted.

FINANCIAL CONDITION

Average assets totaled approximately $2.768 billion for the second quarter of 2016, an increase of $4.1 million, or 0.2%, over the first quarter of 2016, and an increase of $89.6 million, or 3.4%, over the fourth quarter of 2015. Average earning assets were $2.448 billion for the second quarter of 2016, an increase of $7.1 million, or 0.3%, over the first quarter of 2016, and an increase of $94.0 million, or 4.0%, over the fourth quarter of 2015.  The change in earning assets over the first quarter of 2016 reflects growth in both the loan and investment portfolios, which was funded by a reduction in our funds sold position and growth in nonmaturity deposits, primarily noninterest bearing.  The increase compared to the fourth quarter of 2015 reflects growth in the loan and investment portfolios, funded primarily by increases in noninterest bearing, NOW, and savings accounts.

Investment Securities

In the second quarter of 2016, our average investment portfolio increased $14.3 million, or 2.2%, over the first quarter of 2016 and increased $23.0 million, or 3.6%, over the fourth quarter of 2015.  As a percentage of average earning assets, the investment portfolio represented 27.0% in the second quarter of 2016, compared to 26.5% in the first quarter of 2016, and 27.1% in the fourth quarter of 2015.  The increase in the average balance of the investment portfolio compared to the first quarter of 2016 was primarily attributable to increases in U.S. Treasury purchases and Ginnie Mae mortgage-backed securities. The increase compared to the fourth quarter of 2015 was primarily attributable to an increase in U.S. Treasury purchases. For the remainder of 2016, it is anticipated that cash flow from the investment portfolio will be reinvested into securities. We will continue to closely monitor liquidity levels, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the second quarter of 2016, securities were purchased under both the AFS and HTM designations.  As of June 30, 2016, $476.8 million, or 69.9% of the investment portfolio was classified as AFS, with the remaining $205.6 million, or 30.1%, classified as HTM.

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

At June 30, 2016, the investment portfolio had a net pre-tax unrealized gain in the AFS portfolio of $2.8 million compared to an unrealized gain of $1.9 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively.  At June 30, 2016, there were 79 positions (combined AFS and HTM) with unrealized losses totaling $0.2 million.  Of the 79 positions, 66 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 66 positions, there were 21 GNMA positions and 26 SBA positions in an unrealized loss position for longer than 12 months, and have unrealized losses of $93,000 and $34,000, respectively.  There were 13 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better.  None of the positions with unrealized losses are considered impaired, and all are expected to mature at par.

The average maturity of the total portfolio at June 30, 2016 was 1.81 years compared to 1.79 years and 1.83 years at March 31, 2016 and December 31, 2015, respectively.  The average life of the total portfolio at June 30, 2016 was slightly longer compared to the prior quarter due primarily to purchases of GNMA securities, and slightly shorter than the year-end attributable to the natural aging of the existing portfolio.

Loans

Average loans increased $24.3 million, or 1.6% when compared to the first quarter of 2016, and have grown $39.3 million, or 2.6% when compared to the fourth quarter of 2015. The increase compared to the first quarter of 2016 reflects growth primarily in institutional, commercial, and consumer loans.  Growth over the fourth quarter of 2015 was experienced in all loan products, with the exception of commercial mortgages.

The resolution of problem loans totaled $2.3 million for the second quarter of 2016 ($1.1 million in net charge offs and $1.2 million transferred to ORE), compared to $2.6 million from the first quarter of 2016 ($1.4 million in net charge offs and $1.2 million transferred to ORE), and $3.5 million from the fourth quarter 2015 ($1.9 million in net charge offs and $1.6 million transferred to ORE).  The problem loan resolutions are based on “as of” balances, not averages.

Without compromising our credit standards or taking on inordinate interest rate risk, we continue to make minor modifications on some of our lending programs to try to mitigate the impact that consumer and business deleveraging is having on our portfolio.  These programs, coupled with economic improvements in our anchor markets, have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and other real estate owned “OREO”) totaled $22.8 million at the end of the second quarter of 2016, a decrease of $3.7 million, or 14%, from the first quarter of 2016 and $6.8 million, or 23%, from the fourth quarter of 2015.  Nonaccrual loans totaled $8.2 million at the end of the second quarter of 2016, a decrease of $0.9 million from the first quarter of 2016 and $2.1 million from the fourth quarter of 2015.  Nonaccrual loan additions totaled $2.5 million in the second quarter of 2016 and $6.3 million for the first six months of 2016, which compares to $10.3 million for the same period of 2015.  The balance of OREO totaled $14.6 million at the end of the second quarter of 2016, a decrease of $2.8 million and $4.7 million, respectively, from the first quarter of 2016 and fourth quarter of 2015.  For the second quarter of 2016, we added properties totaling $1.2 million, sold properties totaling $3.3 million, and recorded valuation adjustments totaling $0.7 million.  For the first six months of 2016, we added properties totaling $2.4 million, sold properties totaling $5.6 million and recorded valuation adjustments totaling $1.5 million.  Nonperforming assets represented 0.83% of total assets at June 30, 2016 compared to 0.95% at March 31, 2016 and 1.06% at December 31, 2015.

(Dollars in Thousands)	June 30, 2016	March 31, 2016	December 31, 2015
Nonaccruing Loans:
Commercial, Financial and Agricultural	$163	$83	$96
Real Estate - Construction	123	-	97
Real Estate - Commercial Mortgage	4,308	3,942	4,191
Real Estate - Residential	2,701	3,490	4,739
Real Estate - Home Equity	864	1,323	1,017
Consumer	55	211	165
Total Nonperforming Loans (“NPLs”)(1)	$8,214	$9,049	$10,305
Other Real Estate Owned	14,622	17,450	19,290
Total Nonperforming Assets (“NPAs”)	$22,836	$26,499	$29,595

Past Due Loans 30 – 89 Days	$3,872	$3,599	$5,775
Past Due Loans 90 Days or More (accruing)	-	-	-
Performing Troubled Debt Restructurings	$35,526	$36,700	$35,634
Nonperforming Loans/Loans	0.54%	0.60%	0.69%
Nonperforming Assets/Total Assets	0.83	0.95	1.06
Nonperforming Assets/Loans Plus OREO	1.48	1.73	1.94
Allowance/Nonperforming Loans	166.50%	150.44%	135.40%

(1)    Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
NPA Beginning Balance:	$26,499	$50,625	$29,595	$52,449
Change in Nonaccrual Loans:
Beginning Balance	9,049	16,790	10,305	16,769
Additions	2,480	4,497	6,276	10,264
Charge-Offs	(708)	(1,333)	(1,639)	(2,953)
Transferred to OREO	(978)	(1,088)	(2,179)	(1,705)
Paid Off/Payments	(430)	(2,669)	(1,363)	(3,613)
Restored to Accrual	(1,199)	(877)	(3,186)	(3,442)
Ending Balance	8,214	15,320	8,214	15,320

Change in OREO:
Beginning Balance	17,450	33,835	19,290	35,680
Additions	1,218	1,088	2,419	2,830
Valuation Write-downs	(678)	(505)	(1,513)	(1,306)
Sales	(3,368)	(4,026)	(5,574)	(6,763)
Other	-	(225)	-	(274)
Ending Balance	14,622	30,167	14,622	30,167

NPA Net Change	(3,663)	(5,138)	(6,759)	(6,962)
NPA Ending Balance	$22,836	$45,487	$22,836	$45,487

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
TDR Beginning Balance:	$38,713	$47,158	$38,321	$49,154
Additions	90	262	1,111	1,156
Charge-Offs	-	(399)	-	(1,283)
Paid Off/Payments	(1,037)	(1,710)	(1,482)	(2,321)
Removal Due to Change in TDR Status	-	-	-	(202)
Transferred to OREO	(227)	(322)	(411)	(1,515)
TDR Ending Balance	$37,539	$44,989	$37,539	$44,989

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

The allowance for loan losses was $13.7 million at June 30, 2016 compared to $13.6 million at March 31, 2016 and $14.0 million at December 31, 2015.  The allowance for loan losses was 0.89% of outstanding loans and provided coverage of 167% of nonperforming loans at June 30, 2016 compared to 0.90% and 150%, respectively, at March 31, 2016 and 0.93% and 135%, respectively, at December 31, 2015.  The increase in the allowance over March 31, 2016 primarily reflects a significant increase in the level of loan recoveries and to a lesser extent lower loan charge-offs.  The decrease in the allowance from December 31, 2015 was attributable to a lower level of both general reserves and impaired reserves.  The decrease in general reserves reflects stable problem loan migration, lower loss experience, and continued improvement in credit quality metrics, partially offset by reserves for growth in the loan portfolio.  The decrease in impaired reserves was driven by a lower level of impaired loans reflecting reduced inflow and successful resolutions as well as lower loss content.  It is management’s opinion that the allowance at June 30, 2016 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.277 billion for the second quarter of 2016, an increase of $18.0 million, or 0.8%, over the first quarter of 2016, and an increase of $101.8 million, or 4.7% over the fourth quarter of 2015. The increase in deposits when compared to the first quarter of 2016 reflects growth in all deposit products except public NOW deposits and certificates of deposit.  Compared to the fourth quarter of 2015, growth was experienced in all product types other than money market accounts and certificates of deposit.  The seasonal inflows of public funds most likely peaked in the first quarter of 2016, and are expected to decline into the fourth quarter of 2016.

Deposit levels remain strong, as the seasonal decline in public NOW accounts was more than offset by increases in all other non-maturity deposits during the quarter. Average core deposits continue to experience growth in this low rate environment. Competitive rates continue to be monitored, as a prudent pricing discipline remains the key to managing our mix of deposits.

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

We prepare a current base case and several alternative simulations, at least once per quarter, and report the analysis to the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
June 30, 2016	10.7%	7.2%	4.1%	1.9%	-5.7%
March 31, 2016	11.1%	7.5%	4.1%	1.8%	-6.2%

The Net Interest Income at Risk position improved or was unchanged at the end of the second quarter of 2016 when compared to the prior quarter-end for all rate scenarios with the exception of rates up 300 bps and rates up 400 bps.  The unfavorable change from the prior quarter-end in rates up 300 bps and 400 bps reflects lower levels of repricing assets, primarily overnight funds, while also funding loan growth and bond purchases.  In addition, this analysis incorporates an instantaneous, parallel shock and assumes we move with market rates and do not lag our deposit rates. All measures of net interest income at risk are within our prescribed policy.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
June 30, 2016	50.9%	40.5%	28.6%	15.5%	-36.8%
March 31, 2016	42.3%	33.6%	23.6%	12.8%	-31.3%

As of June 30, 2016, the economic value of equity in all rate scenarios versus the base case was more favorable than it was as of March 31, 2016, with the exception of the rates down 100 bps scenario.  The EVE in the rates down 100 scenario is outside of the desired parameters as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to comparable discount benchmarks used to value them. To bring this metric into compliance with our policy limits in the down 100 scenario would require the bank to extend its asset duration considerably, which we do not believe is prudent given the current historically low interest rate environment. Note that if the non-maturity deposit values in a rate down 100 bps scenario are assumed to remain unchanged from the flat rate scenario so as not to be valued above book value, EVE is more favorable and within compliance at 6.2%.

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

As of June 30, 2016, we have the ability to generate $1.240 billion in additional liquidity through all of our available resources (this excludes $221 million in overnight funds sold).  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with results reported to ALCO, our Market Risk Oversight Committee, and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio is approximately 1.81 years, and as of June 30, 2016 had a net unrealized pre-tax gain of $2.8 million in the available-for-sale portfolio.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $254.6 million during the second quarter of 2016 compared to $286.2 million in the first quarter of 2016 and $222.8 million in the fourth quarter of 2015.  The decrease in net overnight funds compared to the first quarter of 2016 reflects an increase in both the investment and loan portfolios. The decline in interest bearing liabilities was nearly offset by the increase in noninterest bearing deposits.  The increase relative to the fourth quarter of 2015 is primarily attributable to higher levels of all deposit products other than money market accounts and certificates of deposit, partially offset by growth in both the investment and loan portfolios.

Capital expenditures are estimated to approximate $5.0 million over the next 12 months, which will consist primarily of office remodeling, office equipment/furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2016, advances from the FHLB consisted of $26.9 million in outstanding debt consisting of 27 notes. During the first six months of 2016, the Bank made FHLB advance payments totaling approximately $1.5 million, which includes paying off two advances totaling $0.1 million.  No additional FHLB advances were obtained.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

On April 12, 2016, we retired $10 million in face value of trust preferred securities that were auctioned as part of a liquidation of a pooled collateralized debt obligation fund.  The trust preferred securities were originally issued through CCBG Capital Trust I, a wholly-owned business trust subsidiary of CCBG.  The $10 million in trust preferred securities were retired, resulting in a commensurate reduction in our related floating rate junior subordinated note.  Our winning bid equated to approximately 75% of the $10 million par value, with the 25% discount resulting in a pre-tax gain of approximately $2.5 million.  We utilized internal resources and a $3.75 million draw on a short-term borrowing facility to fund the repurchase.

Capital

Equity capital was $274.8 million as of June 30, 2016, compared to $276.8 million as of March 31, 2016 and $274.4 million as of December 31, 2015.  Our leverage ratio was 9.88%, 10.34%, and 10.65%, respectively, as of these dates.  Further, as of June 30, 2016, our risk-adjusted capital ratio was 16.44% compared to 17.20% and 17.25% at March 31, 2016 and December 31, 2015, respectively.  Our common equity tier 1 ratio was 12.65% as of June 30, 2016 compared to 12.82% and 12.84% as of March 31, 2016 and December 31, 2015, respectively.  All of our capital ratios significantly exceed the threshold to be designated as “well-capitalized” under the Basel III capital standards.  The reduction in our regulatory capital ratios in the second quarter of 2016 reflects the repurchase of common stock (~ 38 basis point impact) and the retirement of TRUPs (~ 50 basis point impact).

During the first six months of 2016, shareowners’ equity decreased $0.5 million, or 0.3%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $5.6 million, stock compensation accretion of $0.5 million, a $1.7 million net increase in the unrealized gain on investment securities, and net adjustments totaling $0.4 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $1.4 million and the repurchase of common stock of $6.3 million.

At June 30, 2016, our common stock had a book value of $16.31 per diluted share compared to $16.04 at March 31, 2016 and $15.93 at December 31, 2015.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income.  At June 30, 2015, the net unrealized gain on investment securities available for sale was $1.6 million and the amount of our unfunded pension liability was $22.1 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  During 2016, we have repurchased 435,000 shares at an average price of $14.49 per share under the plan of which 427,000 shares were acquired in the second quarter of 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2016, we had $403.5 million in commitments to extend credit and $6.1 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,531,777	$18,233	4.79%	$1,473,954	$18,285	4.98%	$1,519,642	$36,374	4.81%	$1,461,356	$36,194	4.99%
Taxable Securities(2)	571,343	1,539	1.08	540,735	1,313	0.97	561,718	2,959	1.03	516,321	2,511	0.95
Tax-Exempt Securities	90,030	325	1.44	76,191	219	1.15	92,490	657	1.42	70,043	373	1.06
Funds Sold	254,627	318	0.50	237,132	151	0.26	270,397	680	0.51	269,588	340	0.25
Total Earning Assets	2,447,777	20,415	3.35%	2,328,012	19,968	3.44%	2,444,247	40,670	3.35%	2,317,308	39,418	3.43%
Cash & Due From Banks	46,605			52,473			47,220			50,555
Allowance For Loan Losses	(14,254)			(16,070)			(14,127)			(16,702)
Other Assets	287,726			306,286			288,460			308,526
TOTAL ASSETS	$2,767,854			$2,670,701			$2,765,800			$2,659,687

Liabilities:
NOW Accounts	$762,667	$67	0.04%	$761,388	$64	0.03%	$780,832	$136	0.03%	$777,757	$132	0.03%
Money Market Accounts	257,000	30	0.05	256,265	32	0.05	254,723	59	0.05	255,378	73	0.06
Savings Accounts	291,210	36	0.05	253,808	31	0.05	284,477	70	0.05	248,064	61	0.05
Other Time Deposits	170,837	78	0.19	189,213	132	0.28	173,948	167	0.19	191,919	239	0.25
Total Interest Bearing Deposits	1,481,714	211	0.06	1,460,674	259	0.07	1,493,980	432	0.06	1,473,118	505	0.07
Short-Term Borrowings	53,691	38	0.28	54,237	15	0.11	60,315	48	0.16	52,035	36	0.14
Subordinated Note Payable	54,316	343	2.50	62,887	338	2.13	58,601	730	2.47	62,887	670	2.12
Other Long-Term Borrowings	26,721	206	3.11	30,067	237	3.16	27,245	422	3.11	30,407	477	3.16
Total Interest Bearing Liabilities	1,616,442	798	0.20%	1,607,865	849	0.21%	1,640,141	1,632	0.20%	1,618,447	1,688	0.21%
Noninterest Bearing Deposits	794,839			717,725			773,596			697,811
Other Liabilities	77,041			70,690			73,565			68,569
TOTAL LIABILITIES	2,488,322			2,396,280			2,487,302			2,384,827

TOTAL SHAREOWNERS’ EQUITY	279,532			274,421			278,498			274,860

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,767,854			$2,670,701			$2,765,800			$2,659,687

Interest Rate Spread			3.15%			3.23%			3.14%			3.22%
Net Interest Income		$19,617			$19,119			$39,038			$37,730
Net Interest Margin(3)			3.22%			3.29%			3.21%			3.28%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)Taxable equivalent net interest income divided by average earnings assets.

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

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2016, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

			Total number of	Maximum Number of
	Total number	Average	shares purchased as	shares that may yet be
	of shares	price paid	part of our share	purchased under our share
Period	purchased	per share	repurchase program(1)	repurchase program

April 1, 2016 to
April 30, 2016	-	$0.00	-	1,071,572

May 1, 2016 to
May 31, 2016	5,016	$14.49	5,016	1,066,556

June 1, 2016 to
June 30, 2016	426,845	$14.50	426,845	639,711

Total	431,861	$14.50	431,861	639,711

(1)

This balance represents the number of shares that were repurchased during the second quarter of 2016 through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on February 27, 2014 for a five year period, under which we were authorized to repurchase up to 1,500,000 shares of our common stock.  The Program is flexible and shares are acquired from the public markets and other sources using free cash flow.  No shares are repurchased outside of the Program.

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

Date: August 5, 2016

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