Form 10-Q
period 2016-09-30
CAPITAL CITY BANK GROUP INC
filed 2016-11-03
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

At October 31, 2016, 16,807,081 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

•         the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision, deferred tax asset valuation and pension plan;

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in Thousands)	2016	2015
ASSETS
Cash and Due From Banks	$79,608	$51,288
Federal Funds Sold and Interest Bearing Deposits	144,576	327,617
Total Cash and Cash Equivalents	224,184	378,905

Investment Securities, Available for Sale, at fair value	500,139	451,028
Investment Securities, Held to Maturity, at amortized cost (fair value of $190,829 and $187,407)	189,928	187,892
Total Investment Securities	690,067	638,920

Loans Held For Sale	10,510	11,632

Loans, Net of Unearned Income	1,557,512	1,492,275
Allowance for Loan Losses	(13,744)	(13,953)
Loans, Net	1,543,768	1,478,322

Premises and Equipment, Net	96,499	98,819
Goodwill	84,811	84,811
Other Real Estate Owned	12,738	19,290
Other Assets	90,577	87,161
Total Assets	$2,753,154	$2,797,860

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$801,671	$758,283
Interest Bearing Deposits	1,513,436	1,544,566
Total Deposits	2,315,107	2,302,849

Short-Term Borrowings	12,113	61,058
Subordinated Notes Payable	52,887	62,887
Other Long-Term Borrowings	21,368	28,265
Other Liabilities	75,055	68,449
Total Liabilities	2,476,530	2,523,508

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,807,078 and 17,156,919 shares
issued and outstanding at September 30, 2016 and December 31, 2015 respectively	168	172
Additional Paid-In Capital	33,152	38,256
Retained Earnings	264,581	258,181
Accumulated Other Comprehensive Loss, Net of Tax	(21,277)	(22,257)
Total Shareowners’ Equity	276,624	274,352
Total Liabilities and Shareowners' Equity	$2,753,154	$2,797,860

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2016	2015	2016	2015
INTEREST INCOME
Loans, including Fees	$18,046	$18,214	$54,196	$54,308
Investment Securities:
Taxable	1,633	1,347	4,591	3,858
Tax Exempt	213	193	643	427
Federal Funds Sold and Interest Bearing Deposits	212	123	892	463
Total Interest Income	20,104	19,877	60,322	59,056

INTEREST EXPENSE
Deposits	223	220	655	725
Short-Term Borrowings	43	14	91	50
Subordinated Notes Payable	341	344	1,071	1,014
Other Long-Term Borrowings	177	233	599	710
Total Interest Expense	784	811	2,416	2,499

NET INTEREST INCOME	19,320	19,066	57,906	56,557
Provision for Loan Losses	-	413	355	1,081
Net Interest Income After Provision For Loan Losses	19,320	18,653	57,551	55,476

NONINTEREST INCOME
Deposit Fees	5,373	5,721	16,094	16,944
Bank Card Fees	2,759	2,826	8,467	8,412
Wealth Management Fees	1,774	1,818	5,256	5,640
Mortgage Banking Fees	1,503	1,306	3,800	3,496
Data Processing Fees	360	400	1,042	1,137
Other	1,242	1,157	6,244	5,241
Total Noninterest Income	13,011	13,228	40,903	40,870

NONINTEREST EXPENSE
Compensation	15,993	16,653	48,285	49,581
Occupancy, net	4,734	4,446	13,777	13,100
Other Real Estate Owned, net	821	1,302	3,306	3,730
Other	6,474	6,763	20,286	20,582
Total Noninterest Expense	28,022	29,164	85,654	86,993

INCOME BEFORE INCOME TAXES	4,309	2,717	12,800	9,353
Income Tax Expense	1,436	1,034	4,350	2,839

NET INCOME	$2,873	$1,683	$8,450	$6,514

BASIC NET INCOME PER SHARE	$0.18	$0.10	$0.50	$0.38
DILUTED NET INCOME PER SHARE	$0.17	$0.09	$0.49	$0.37

Average Common Basic Shares Outstanding	16,804	17,150	17,049	17,317
Average Common Diluted Shares Outstanding	16,871	17,229	17,100	17,379

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2016	2015	2016	2015
NET INCOME	$2,873	$1,683	$8,450	$6,514
Other comprehensive (loss) income, before tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	(1,158)	533	1,535	1,562
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	21	21	60	56
Total Investment Securities	(1,137)	554	1,595	1,618
Other comprehensive (loss) income, before tax	(1,137)	554	1,595	1,618
Deferred tax (benefit) expense related to other comprehensive
(loss) income	(439)	214	615	624
Other comprehensive (loss) income, net of tax	(698)	340	980	994
TOTAL COMPREHENSIVE INCOME	$2,175	$2,023	$9,430	$7,508

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Shares	Common	Additional	Retained	Loss, Net of
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Paid-In Capital	Earnings	Taxes	Total
Balance, January 1, 2015	17,447,223	$174	$42,569	$251,306	$(21,509)	$272,540
Net Income	-	-	-	6,514	-	6,514
Other Comprehensive Income, Net of Tax	-	-	-	-	994	994
Cash Dividends ($0.0900 per share)	-	-	-	(1,555)	-	(1,555)
Repurchase of Common Stock	(405,228)	(4)	(5,978)	-	-	(5,982)
Stock Based Compensation	-	-	783	-	-	783
Impact of Transactions Under Compensation Plans, net	102,406	1	364	-	-	365
Balance, September 30, 2015	17,144,401	$171	$37,738	$256,265	$(20,515)	$273,659

Balance, January 1, 2016	17,156,919	$172	$38,256	$258,181	$(22,257)	$274,352
Net Income	-	-	-	8,450	-	8,450
Other Comprehensive Income, Net of Tax	-	-	-	-	980	980
Cash Dividends ($0.1200 per share)	-	-	-	(2,050)	-	(2,050)
Repurchase of Common Stock	(435,461)	(4)	(6,308)	-	-	(6,312)
Stock Based Compensation	-	-	743	-	-	743
Impact of Transactions Under Compensation Plans, net	85,620	-	461	-	-	461
Balance, September 30, 2016	16,807,078	$168	$33,152	$264,581	$(21,277)	$276,624

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,450	$6,514
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	355	1,081
Depreciation	5,198	4,908
Amortization of Premiums, Discounts, and Fees, net	4,642	3,677
Impairment Loss on Security	-	90
Gain on Retirement of Trust Preferred Securities	(2,487)	-
Net Decrease (Increase) in Loans Held-for-Sale	1,122	(272)
Stock Compensation	743	783
Deferred Income Taxes	3,087	2,882
Loss on Sales and Write-Downs of Other Real Estate Owned	2,523	2,138
Loss on Disposal of Premises and Equipment	131	20
Net (Increase) Decrease in Other Assets	(6,610)	1,347
Net Increase in Other Liabilities	6,733	4,792
Net Cash Provided By Operating Activities	23,887	27,960

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(40,320)	(65,190)
Payments, Maturities, and Calls	37,495	33,859
Securities Available for Sale:
Purchases	(125,975)	(167,438)
Payments, Maturities, and Calls	74,450	63,278
Net Increase in Loans	(68,775)	(51,385)
Proceeds From Sales of Other Real Estate Owned	7,338	12,122
Purchases of Premises and Equipment	(3,696)	(2,400)
Net Cash Used In Investing Activities	(119,483)	(177,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	12,258	(31,811)
Net (Decrease) Increase in Short-Term Borrowings	(50,023)	15,930
Redemption of Subordinated Notes	(7,500)	-
Repayment of Other Long-Term Borrowings	(5,819)	(2,055)
Dividends Paid	(2,050)	(1,555)
Payments to Repurchase Common Stock	(6,312)	(5,982)
Issuance of Common Stock Under Compensation Plans	321	315
Net Cash Used In Financing Activities	(59,125)	(25,158)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(154,721)	(174,352)

Cash and Cash Equivalents at Beginning of Period	378,905	385,056
Cash and Cash Equivalents at End of Period	$224,184	$210,704

Supplemental Cash Flow Disclosures:
Interest Paid	$2,422	$2,511
Income Taxes (Refunded) Paid	$(355)	$1,593

Noncash Investing and Financing Activities:
Loans and Premises Transferred to Other Real Estate Owned	$3,309	$4,073
Transfer of Current Portion of Long-Term Borrowings	$1,078	$-

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

The consolidated statement of financial condition at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	September 30, 2016				December 31, 2015
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$272,656	$1,029	$-	$273,685	$250,458	$101	$213	$250,346
U.S. Government Agency	129,150	569	203	129,516	101,730	357	263	101,824
States and Political Subdivisions	86,490	189	45	86,634	88,358	103	99	88,362
Mortgage-Backed Securities	1,340	142	-	1,482	1,742	159	-	1,901
Equity Securities(1)	8,822	-	-	8,822	8,595	-	-	8,595
Total	$498,458	$1,929	$248	$500,139	$450,883	$720	$575	$451,028

Held to Maturity
U.S. Government Treasury	$129,323	$530	$-	$129,853	$134,554	$45	$160	$134,439
U.S. Government Agency	1,904	1	-	1,905	10,043	7	5	10,045
States and Political Subdivisions	9,983	69	1	10,051	15,693	38	7	15,724
Mortgage-Backed Securities	48,718	366	64	49,020	27,602	4	407	27,199
Total	$189,928	$966	$65	$190,829	$187,892	$94	$579	$187,407

Total Investment Securities	$688,386	$2,895	$313	$690,968	$638,775	$814	$1,154	$638,435

(1)     Includes Federal Home Loan Bank, Federal Reserve Bank, and FNBB, Inc. stock recorded at cost of $3.5 million, $4.8 million, and $0.5 million, respectively, at September 30, 2016 and $3.6 million, $4.8 million, and $0.2 million, respectively, at December 31, 2015.

Securities with an amortized cost of $222.9 million and $370.1 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  As of September 30, 2016, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
	Amortized	Market	Amortized	Market
(Dollars in Thousands)	Cost	Value	Cost	Value
Due in one year or less	$146,612	$146,872	$60,424	$60,503
Due after one through five years	252,653	253,644	80,786	81,305
Mortgage-Backed Securities	1,340	1,482	48,718	49,021
U.S. Government Agency	89,031	89,319	-	-
Equity Securities	8,822	8,822	-	-
Total	$498,458	$500,139	$189,928	$190,829

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
Available for Sale
U.S. Government Agency	$36,793	$153	$10,123	$50	$46,916	$203
States and Political Subdivisions	28,831	44	298	1	29,129	45
Total	65,624	197	10,421	51	76,045	248

Held to Maturity
States and Political Subdivisions	1,252	1	-	-	1,252	1
Mortgage-Backed Securities	2,095	5	7,120	59	9,215	64
Total	$3,347	$6	$7,120	$59	$10,467	$65

December 31, 2015
Available for Sale
U.S. Government Treasury	$150,061	$213	$-	$-	$150,061	$213
U.S. Government Agency	43,508	200	9,644	63	53,152	263
States and Political Subdivisions	39,608	86	5,066	13	44,674	99
Total	233,177	499	14,710	76	247,887	575

Held to Maturity
U.S. Government Treasury	92,339	160	-	-	92,339	160
U.S. Government Agency	5,006	5	-	-	5,006	5
States and Political Subdivisions	3,791	7	-	-	3,791	7
Mortgage-Backed Securities	13,267	185	11,889	222	22,156	407
Total	$114,403	$357	$11,889	$222	$126,292	$579

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

At September 30, 2016, there were 165 positions (combined Available-for-Sale and Held-to-Maturity) with an unrealized loss totaling $0.3 million. Of the 165 positions, 69 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 69 positions, there were 20 GNMA positions and 24 SBA positions in an unrealized loss position for longer than 12 months.  Six agency positions were in an unrealized loss position. There were 90 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on September 30, 2016.  The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2016	December 31, 2015
Commercial, Financial and Agricultural	$223,278	$179,816
Real Estate – Construction	54,107	46,484
Real Estate – Commercial Mortgage	497,775	499,813
Real Estate – Residential(1)	287,068	290,585
Real Estate – Home Equity	235,433	233,901
Consumer	259,851	241,676
Loans, Net of Unearned Income	$1,557,512	$1,492,275

(1)     Includes loans in process with outstanding balances of $11.8 million and $8.5 million at September 30, 2016 and December 31, 2015, respectively.

Net deferred costs included in loans were $0.4 million at September 30, 2016 and net deferred fees included in loans were $0.5 million at December 31, 2015.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	September 30, 2016		December 31, 2015
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$362	$-	$96	$-
Real Estate – Construction	121	-	97	-
Real Estate – Commercial Mortgage	4,736	-	4,191	-
Real Estate – Residential	2,254	-	4,739	-
Real Estate – Home Equity	958	-	1,017	-
Consumer	183	-	165	-
Total Nonaccrual Loans	$8,614	$-	$10,305	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans
September 30, 2016
Commercial, Financial and Agricultural	$59	$307	$-	$366	$222,550	$223,278
Real Estate – Construction	-	-	-	-	53,986	54,107
Real Estate – Commercial Mortgage	1,581	148	-	1,729	491,310	497,775
Real Estate – Residential	472	448	-	920	283,894	287,068
Real Estate – Home Equity	446	697	-	1,143	233,332	235,433
Consumer	1,231	278	-	1,509	258,159	259,851
Total Past Due Loans	$3,789	$1,878	$-	$5,667	$1,543,231	$1,557,512

December 31, 2015
Commercial, Financial and Agricultural	$153	$18	$-	$171	$179,549	$179,816
Real Estate – Construction	690	-	-	690	45,697	46,484
Real Estate – Commercial Mortgage	754	1,229	-	1,983	493,639	499,813
Real Estate – Residential	567	347	-	914	284,932	290,585
Real Estate – Home Equity	787	97	-	884	232,000	233,901
Consumer	735	398	-	1,133	240,378	241,676
Total Past Due Loans	$3,686	$2,089	$-	$5,775	$1,476,195	$1,492,275

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
September 30, 2016
Beginning Balance	$1,048	$126	$4,389	$3,835	$2,391	$1,888	$13,677
Provision for Loan Losses	163	(3)	224	(324)	(307)	247	-
Charge-Offs	(143)	-	(5)	(96)	(51)	(479)	(774)
Recoveries	199	-	45	139	237	221	841
Net Charge-Offs	56	-	40	43	186	(258)	67
Ending Balance	$1,267	$123	$4,653	$3,554	$2,270	$1,877	$13,744

Nine Months Ended
September 30, 2016
Beginning Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953
Provision for Loan Losses	559	22	71	(1,030)	(168)	901	355
Charge-Offs	(484)	-	(279)	(779)	(412)	(1,356)	(3,310)
Recoveries	287	-	363	954	377	765	2,746
Net Charge-Offs	(197)	-	84	175	(35)	(591)	(564)
Ending Balance	$1,267	$123	$4,653	$3,554	$2,270	$1,877	$13,744

Three Months Ended
September 30, 2015
Beginning Balance	$917	$360	$4,275	$5,654	$2,536	$1,494	$15,236
Provision for Loan Losses	183	(64)	333	(545)	273	233	413
Charge-Offs	(365)	-	26	(476)	(370)	(318)	(1,503)
Recoveries	45	-	86	193	42	225	591
Net Charge-Offs	(320)	-	112	(283)	(328)	(93)	(912)
Ending Balance	$780	$296	$4,720	$4,826	$2,481	$1,634	$14,737

Nine Months Ended
September 30, 2015
Beginning Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539
Provision for Loan Losses	708	(547)	426	(870)	506	858	1,081
Charge-Offs	(894)	-	(1,163)	(1,265)	(1,006)	(1,245)	(5,573)
Recoveries	182	-	170	441	99	798	1,690
Net Charge-Offs	(712)	-	(993)	(824)	(907)	(447)	(3,883)
Ending Balance	$780	$296	$4,720	$4,826	$2,481	$1,634	$14,737

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
September 30, 2016
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$132	$-	$2,124	$1,669	$276	$7	$4,208
Loans Collectively
Evaluated for Impairment	1,135	123	2,529	1,885	1,994	1,870	9,536
Ending Balance	$1,267	$123	$4,653	$3,554	$2,270	$1,877	$13,744

December 31, 2015
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$77	$-	$2,049	$2,118	$384	$18	$4,646
Loans Collectively
Evaluated for Impairment	828	101	2,449	2,291	2,089	1,549	9,307
Ending Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953

September 30, 2015
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$81	$-	$2,001	$2,004	$365	$4	$4,455
Loans Collectively
Evaluated for Impairment	699	296	2,719	2,822	2,116	1,630	10,282
Ending Balance	$780	$296	$4,720	$4,826	$2,481	$1,634	$14,737

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
September 30, 2016
Individually Evaluated for
Impairment	$949	$-	$20,794	$16,457	$2,776	$186	$41,162
Collectively Evaluated for
Impairment	222,329	54,107	476,981	270,611	232,657	259,665	1,516,350
Total	$223,278	$54,107	$497,775	$287,068	$235,433	$259,851	$1,557,512

December 31, 2015
Individually Evaluated for
Impairment	$834	$97	$20,847	$18,569	$3,144	$261	$43,752
Collectively Evaluated for
Impairment	178,982	46,387	478,966	272,016	230,757	241,415	1,448,523
Total	$179,816	$46,484	$499,813	$290,585	$233,901	$241,676	$1,492,275

September 30, 2015
Individually Evaluated for
Impairment	$813	$468	$24,170	$18,079	$2,702	$161	$46,393
Collectively Evaluated for
Impairment	168,775	49,007	467,564	272,705	229,552	241,187	1,428,790
Total	$169,588	$49,475	$491,734	$290,784	$232,254	$241,348	$1,475,183

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
September 30, 2016
Commercial, Financial and Agricultural	$949	$217	$732	$132
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	20,794	4,452	16,342	2,124
Real Estate – Residential	16,457	1,863	14,594	1,669
Real Estate – Home Equity	2,776	1,314	1,462	276
Consumer	186	54	132	7
Total	$41,162	$7,900	$33,262	$4,208

December 31, 2015
Commercial, Financial and Agricultural	$834	$279	$555	$77
Real Estate – Construction	97	97	-	-
Real Estate – Commercial Mortgage	20,847	3,265	17,582	2,049
Real Estate – Residential	18,569	2,941	15,628	2,118
Real Estate – Home Equity	3,144	1,101	2,043	384
Consumer	261	79	182	18
Total	$43,752	$7,762	$35,990	$4,646

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average	Total	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and
Agricultural	$871	$12	$942	$12	$847	$37	$1,044	$34
Real Estate – Construction	-	-	389	-	24	-	395	-
Real Estate – Commercial Mortgage	20,692	203	26,959	250	20,757	658	29,343	821
Real Estate – Residential	17,091	197	18,499	215	17,743	602	19,239	626
Real Estate – Home Equity	2,824	29	2,831	20	3,001	84	2,965	64
Consumer	196	2	166	2	215	7	186	6
Total	$41,674	$443	$49,786	$499	$42,587	$1,388	$53,172	$1,551

Credit Risk Management.  The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures designed to maximize loan income within an acceptable level of risk.  Management and the Board of Directors review and approve these policies and procedures on a regular basis (at least annually).

Reporting systems are used to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.  Management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies.  In addition, total borrower exposure limits are established and concentration risk is monitored.  As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans.  Specific segments of the loan portfolio are monitored and reported to the Board on a quarterly basis and have strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards.  Detailed below are the types of loans within the Company’s loan portfolio and risk characteristics unique to each.

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
September 30, 2016
Special Mention	$4,185	$24,893	$196	$29,274
Substandard	1,607	41,080	541	43,228
Doubtful	-	-	-	-
Total Criticized Loans	$5,792	$65,973	$737	$72,502

December 31, 2015
Special Mention	$5,938	$27,838	$69	$33,845
Substandard	1,307	51,425	819	53,551
Doubtful	-	-	-	-
Total Criticized Loans	$7,245	$79,263	$888	$87,396

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

The following table presents loans classified as TDRs.

	September 30, 2016		December 31, 2015
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$792	$42	$897	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	16,259	1,253	16,621	1,070
Real Estate – Residential	15,140	507	14,979	1,582
Real Estate – Home Equity	2,672	-	2,914	-
Consumer	183	-	223	35
Total TDRs	$35,046	$1,802	$35,634	$2,687

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016			2016
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	1	332	332
Real Estate – Residential	-	-	-	6	589	590
Real Estate – Home Equity	1	17	17	5	205	206
Consumer	-	-	-	-	-	-
Total TDRs	1	$17	$17	12	$1,126	$1,128

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015			2015
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	2	515	515
Real Estate – Residential	1	49	49	6	717	690
Real Estate – Home Equity	1	50	50	1	50	49
Consumer	-	-	-	-	-	-
Total TDRs	2	$99	$99	9	$1,282	$1,254

For the three and nine months ended September 30, 2016, loans modified as TDRs within the previous 12 months that have subsequently defaulted during the periods indicated are presented in the table below.  For the three and nine months ended September 30, 2015, there were no loans modified as TDRs within the previous 12 months that have subsequently defaulted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016		2016
	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	-
Real Estate – Residential	-	-	1	98
Real Estate – Home Equity	-	-	1	3
Consumer	-	-	1	35
Total TDRs	-	$-	3	$136

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016		2016
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$17	2	$107
Interest rate adjustment	-	-	-	-
Extended amortization and interest rate adjustment	-	-	10	1,021
Total TDRs	1	$17	12	$1,128

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015		2015
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$49	2	$167
Interest rate adjustment	-	-	1	156
Extended amortization and interest rate adjustment	1	50	6	931
Total TDRs	2	$99	9	$1,254

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015
Beginning Balance	$14,622	$30,167	$19,290	$35,680
Additions	890	1,242	3,309	4,072
Valuation Write-downs	(397)	(269)	(1,910)	(1,575)
Sales	(2,377)	(5,921)	(7,951)	(12,684)
Other	-	-	-	(274)
Ending Balance	$12,738	$25,219	$12,738	$25,219

Net expenses applicable to other real estate owned include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015
Gains from the Sale of Properties	$(70)	$(31)	$(364)	$(686)
Losses from the Sale of Properties	216	591	977	1,249
Rental Income from Properties	(34)	(13)	(66)	(244)
Property Carrying Costs	312	486	849	1,836
Valuation Adjustments	397	269	1,910	1,575
Total	$821	$1,302	$3,306	$3,730

As of September 30, 2016 the Company had $1.6 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015
Service Cost	$1,613	$1,715	$4,839	$5,145
Interest Cost	1,397	1,438	4,191	4,313
Expected Return on Plan Assets	(1,934)	(1,955)	(5,802)	(5,865)
Prior Service Cost Amortization	69	77	207	232
Net Loss Amortization	801	891	2,403	2,673
Net Periodic Benefit Cost	$1,946	$2,166	$5,838	$6,498

Discount Rate	4.52%	4.15%	4.52%	4.15%
Long-term Rate of Return on Assets	7.50%	7.50%	7.50%	7.50%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015
Interest Cost	$40	$34	$120	$101
Prior Service Cost Amortization	-	2	-	5
Net Loss Amortization	190	44	570	134
Net Periodic Benefit Cost	$230	$80	$690	$240

Discount Rate	4.13%	4.15%	4.13%	4.15%

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

	September 30, 2016			December 31, 2015
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$62,889	$342,179	$405,068	$57,571	$306,642	$364,213
Standby Letters of Credit	5,529	-	5,529	6,095	-	6,095
Total	$68,418	$342,179	$410,597	$63,666	$306,642	$370,308

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $72,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At September 30, 2016, there were no amounts payable.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
September 30, 2016
Securities Available for Sale:
U.S. Government Treasury	$273,685	$-	$-	$273,685
U.S. Government Agency	-	129,516	-	129,516
States and Political Subdivisions	-	86,634	-	86,634
Mortgage-Backed Securities	-	1,482	-	1,482
Equity Securities	-	8,822	-	8,822

December 31, 2015
Securities Available for Sale:
U.S. Government Treasury	$250,346	$-	$-	$250,346
U.S. Government Agency	-	101,824	-	101,824
States and Political Subdivisions	-	88,362	-	88,362
Mortgage-Backed Securities	-	1,901	-	1,901
Equity Securities	-	8,595	-	8,595

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $6.3 million with a valuation allowance of $0.7 million at September 30, 2016 and $8.8 million and $0.9 million, respectively, at December 31, 2015.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first nine months of 2016, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	September 30, 2016
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$79,608	$79,608	$-	$-
Short-Term Investments	144,576	144,576	-	-
Investment Securities, Available for Sale	500,139	273,685	226,454	-
Investment Securities, Held to Maturity	189,928	129,853	60,976	-
Loans Held for Sale	10,510	-	10,510	-
Loans, Net of Allowance for Loan Losses	1,543,768	-	-	1,547,466

LIABILITIES:
Deposits	$2,315,107	$-	$2,311,870	$-
Short-Term Borrowings	12,113	-	12,142	-
Subordinated Notes Payable	52,887	-	42,622	-
Long-Term Borrowings	21,368	-	21,974	-

	December 31, 2015
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$51,288	$51,288	$-	$-
Short-Term Investments	327,617	327,617	-	-
Investment Securities, Available for Sale	451,028	250,346	200,682	-
Investment Securities, Held to Maturity	187,892	134,439	52,968	-
Loans Held for Sale	11,632	-	11,632	-
Loans, Net of Allowance for Loan Losses	1,478,322	-	-	1,483,926

LIABILITIES:
Deposits	$2,302,849	$-	$2,228,210	$-
Short-Term Borrowings	61,058	-	64,947	-
Subordinated Notes Payable	62,887	-	49,230	-
Long-Term Borrowings	28,265	-	30,448	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,158)	$447	$(711)
Amortization of losses on securities transferred from available for sale to held to
maturity	21	(8)	13
Total Other Comprehensive Loss	$(1,137)	$439	$(698)

Nine Months Ended September 30, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,535	$(592)	$943
Amortization of losses on securities transferred from available for sale to held to
maturity	60	(23)	37
Total Other Comprehensive Income	$1,595	$(615)	$980

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$533	$(206)	$327
Amortization of losses on securities transferred from available for sale to held to
maturity	21	(8)	13
Total Other Comprehensive Income	$554	$(214)	$340

Nine Months Ended September 30, 2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,562	$(602)	$960
Amortization of losses on securities transferred from available for sale to held to
maturity	56	(22)	34
Total Other Comprehensive Income	$1,618	$(624)	$994

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2016	$(127)	$(22,130)	$(22,257)
Other comprehensive income during the period	980	-	980
Balance as of September 30, 2016	$853	$(22,130)	$(21,277)

Balance as of January 1, 2015	$59	$(21,568)	$(21,509)
Other comprehensive income during the period	994	-	994
Balance as of September 30, 2015	$1,053	$(21,568)	$(20,515)

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

ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-02 is effective for the Company January 1, 2019 and is not expected to have a significant impact on its financial statements.

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

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 will be effective for the Company on January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flow.   The issues are (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)), (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 60 full-service offices located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

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

NON-GAAP FINANCIAL MEASURE

We present a tangible common equity ratio that removes the effect of goodwill resulting from merger and acquisition activity.  We believe this measure is useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry. The GAAP to non-GAAP reconciliation is provided below.

		2016			2015				2014

(Dollars in Thousands)		Third	Second	First	Fourth	Third	Second	First	Fourth
TANGIBLE COMMON EQUITY RATIO
Shareowners' Equity (GAAP)		$276,624	$274,824	$276,833	$274,352	$273,659	$272,038	$274,087	$272,540
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	191,813	190,013	192,022	189,541	188,848	187,227	189,276	187,729
Total Assets (GAAP)		2,753,154	2,767,636	2,792,186	2,797,860	2,615,094	2,654,144	2,693,715	2,627,169
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,668,343	$2,682,825	$2,707,375	$2,713,049	$2,530,283	$2,569,333	$2,608,904	$2,542,358
Tangible Common Equity Ratio	A/B	7.19%	7.08%	7.09%	6.99%	7.46%	7.29%	7.26%	7.38%

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016		2015					2014
(Dollars in Thousands, Except
(Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$20,104	$20,174	$20,044	$20,602	$19,877	$19,833	$19,346	$19,871
Interest Expense	784	798	834	808	811	849	839	852
Net Interest Income	19,320	19,376	19,210	19,794	19,066	18,984	18,507	19,019
Provision for Loan Losses	-	(97)	452	513	413	375	293	623
Net Interest Income After
Provision for Loan Losses	19,320	19,473	18,758	19,281	18,653	18,609	18,214	18,396
Noninterest Income(3)(4)	13,011	15,215	12,677	13,221	13,228	14,794	12,848	13,053
Noninterest Expense	28,022	28,702	28,930	28,280	29,164	28,439	29,390	28,309
Income Before Income Taxes	4,309	5,986	2,505	4,222	2,717	4,964	1,672	3,140
Income Tax Expense	1,436	2,056	858	1,620	1,034	1,119	686	1,219
Net Income	2,873	3,930	1,647	2,602	1,683	3,845	986	1,921
Net Interest Income (FTE)	$19,603	$19,617	$19,421	$20,006	$19,253	$19,119	$18,611	$19,124

Per Common Share:
Net Income Basic	$0.18	$0.22	$0.10	$0.16	$0.10	$0.22	$0.06	$0.11
Net Income Diluted	0.17	0.22	0.10	0.16	0.09	0.22	0.06	0.11
Cash Dividends Declared	0.04	0.04	0.04	0.04	0.03	0.03	0.03	0.03
Diluted Book Value	16.39	16.31	16.04	15.93	15.89	15.80	15.59	15.53
Market Price:
High	15.35	15.96	15.88	16.05	15.75	16.32	16.33	16.00
Low	13.32	13.16	12.83	13.56	14.39	13.94	13.16	13.00
Close	14.77	13.92	14.59	15.35	14.92	15.27	16.25	15.54

Selected Average Balances:
Loans, Net	$1,555,889	$1,531,777	$1,507,508	$1,492,521	$1,483,657	$1,473,954	$1,448,617	$1,426,756
Earning Assets	2,417,943	2,447,777	2,440,718	2,353,729	2,310,823	2,328,012	2,306,485	2,212,781
Total Assets	2,734,465	2,767,854	2,763,746	2,678,214	2,639,692	2,670,701	2,648,551	2,549,736
Deposits	2,288,741	2,276,553	2,258,600	2,174,718	2,137,433	2,178,399	2,163,376	2,077,365
Shareowners’ Equity	277,407	279,532	277,464	275,893	274,956	274,421	275,304	286,029
Common Equivalent Average Shares:
Basic	16,804	17,144	17,202	17,145	17,150	17,296	17,508	17,433
Diluted	16,871	17,196	17,235	17,214	17,229	17,358	17,555	17,530

Performance Ratios:
Return on Average Assets	0.42%	0.57%	0.24%	0.39%	0.25%	0.58%	0.15%	0.30%
Return on Average Equity	4.12	5.65	2.39	3.74	2.43	5.62	1.45	2.66
Net Interest Margin (FTE)	3.23	3.22	3.20	3.37	3.31	3.29	3.27	3.43
Noninterest Income as % of
Operating Revenue	40.24	43.99	39.76	40.05	40.96	43.80	40.98	40.70
Efficiency Ratio	85.92	82.40	90.13	85.11	89.79	83.85	93.42	87.98

Asset Quality:
Allowance for Loan Losses	$13,744	$13,677	13,613	$13,953	$14,737	$15,236	$16,090	$17,539
Allowance for Loan Losses to Loans	0.88%	0.89%	0.90%	0.93%	0.99%	1.03%	1.10%	1.22%
Nonperforming Assets (“NPAs”)	21,352	22,836	26,499	29,595	38,357	45,487	50,626	52,449
NPAs to Total Assets	0.78	0.83	0.95	1.06	1.47	1.71	1.88	2.00
NPAs to Loans plus OREO	1.35	1.48	1.73	1.94	2.54	3.00	3.38	3.55
Allowance to Non-Performing Loans	159.56	166.50	150.44	135.40	112.17	99.46	95.83	104.60
Net Charge-Offs to Average Loans	(0.02)	(0.04)	0.21	0.34	0.24	0.33	0.49	0.61

Capital Ratios:
Tier 1 Capital	15.48%	15.63%	16.39%	16.42%	16.36%	15.83%	16.16%	16.67%
Total Capital	16.28	16.44	17.20	17.25	17.24	16.72	17.11	17.76
Common Equity Tier 1(1)	12.55	12.65	12.82	12.84	12.76	12.34	12.57	N/A
Leverage	10.12	9.98	10.34	10.65	10.71	10.53	10.73	10.99
Tangible Common Equity(2)	7.19	7.08	7.09	6.99	7.46	7.29	7.26	7.38

(1)Not Applicable prior to January 1, 2015.
(2)Non-GAAP financial measure. See non-GAAP reconciliation on page 27.
(3)Includes $2.5 million gain on retirement of trust preferred securities in second quarter, 2016.
(4)Includes $1.7 million in bank-owned life insurance proceeds in second quarter, 2015.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•         Net income of $2.9 million, or $0.17 per diluted share, for the third quarter of 2016 compared to net income of $3.9 million, or $0.22 per diluted share, for the second quarter of 2016, and net income of $1.7 million, or $0.09 per diluted share for the third quarter of 2015.  For the first nine months of 2016, we realized net income of $8.4 million, or $0.49 per diluted share, compared to net income of $6.5 million, or $0.37 per diluted share, for the same period of 2015.

•         Tax equivalent net interest income for the third quarter of 2016 was $19.6 million comparable to the second quarter of 2016 and $19.3 million for the third quarter of 2015.  During the third quarter of 2016, overnight funds were used to fund growth in the loan and investment portfolios resulting in a positive shift in our earning asset mix.  This positive shift was partially offset by some one-time adjustments to interest income.  The increase over the third quarter of 2015 primarily reflects growth in the investment portfolio and a higher rate paid on overnight funds, partially offset by a decline in loan fees.  For the first nine months of 2016, tax equivalent net interest income totaled $58.6 million compared to $57.0 million in 2015.  The year-over-year increase was driven by one additional calendar day, and growth in the loan and investment portfolios.

•         Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $0.8 million, $1.0 million, and $1.7 million for the quarters ended September 30, 2016, June 30, 2016, and September 30, 2015, respectively.  Total credit costs for the nine month period of 2016 were $3.7 million compared to $4.8 million for the same period of 2015.  Lower loan charge-offs and strong loan recoveries have favorably impacted our loan loss provision and the reduction in OREO expense reflects lower property valuation adjustments and carrying costs.

•          Noninterest income for the third quarter of 2016 totaled $13.0 million, a decrease of $2.2 million, or 14.5%, from the second quarter of 2016 and $0.2 million, or 1.6%, from the third quarter of 2015.  For the first nine months of 2016, noninterest income totaled $40.9 million, unchanged from the prior year.  The decrease from the second quarter of 2016 was attributable to a $2.5 million gain from the partial retirement of our trust preferred securities (“TRUPs”) in the second quarter of 2016, partially offset by higher mortgage banking fees of $0.2 million and wealth management fees of $0.1 million.  The decrease from the third quarter of 2015 was due to lower deposit fees of $0.3 million and bank card fees of $0.1 million, partially offset by higher mortgage banking fees of $0.2 million.

•         Noninterest expense (excluding OREO expense) for the third quarter of 2016 totaled $27.2 million, a decrease of $0.4 million, or 1.6%, from the second quarter of 2016 and $0.7 million, or 2.4%, from the third quarter of 2015.  The decrease from the second quarter of 2016 was primarily attributable to lower FDIC insurance expense of $0.3 million and legal fees of $0.2 million.  The decline from the third quarter of 2015 reflects lower compensation expense of $0.6 million and FDIC insurance of $0.3 million, partially offset by higher occupancy expense of $0.2 million.  For the first nine months of 2016, noninterest expense (excluding OREO expense) totaled $82.3 million, a decrease of $0.9 million, or 1.1%, from the same period of 2015 primarily due to lower compensation expense of $1.3 million and FDIC insurance expense of $0.4 million, that was partially offset by higher occupancy expense of $0.7 million.

Financial Condition

•         Average earning assets totaled $2.418 billion for the third quarter of 2016, a decrease of $29.8 million, or 1.2%, from the second quarter of 2016, and an increase of $64.2 million, or 2.7%, over the fourth quarter of 2015.  The reduction in earning assets from the second quarter of 2016 was attributable to lower overnight funds, which reflects a decline in repurchase agreements.  The increase compared to the fourth quarter of 2015 reflects increases in noninterest bearing, NOW, and savings accounts which primarily funded the growth in the loan and investment portfolios.

•         Average loans increased by $24.1 million, or 1.6%, over the second quarter of 2016 and $63.4 million, or 4.3%, over the fourth quarter of 2015.  The increase compared to the second quarter of 2016 reflects growth primarily in institutional, construction, and consumer loans.  Growth over the fourth quarter of 2015 was experienced in all loan products, with the exception of commercial mortgages.

•         Nonperforming assets totaled $21.4 million at the end of the third quarter of 2016, a decrease of $1.4 million from the second quarter of 2016 and $8.2 million from the fourth quarter of 2015.  Nonperforming assets represented 0.78% of total assets at September 30, 2016 compared to 0.83% at June 30, 2016 and 1.06% at December 31, 2015.

•         As of September 30, 2016, we were well-capitalized with a risk based capital ratio of 16.28% and a tangible common equity ratio of 7.19% compared to 16.44% and 7.08%, respectively, at June 30, 2016, and 17.25% and 6.99%, respectively, at December 31, 2015.  The lower risk based capital ratio compared to the fourth quarter of 2015 reflects the retirement of $10 million of our TRUPs and the repurchase of 432,000 shares of CCBG common stock.  All of our regulatory capital ratios significantly exceed the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2016, we realized net income of $2.9 million, or $0.17 per diluted share, compared to net income of $3.9 million, or $0.22 per diluted share for the second quarter of 2016, and net income of $1.7 million, or $0.09 per diluted share, for the third quarter of 2015.  For the first nine months of 2016, we realized net income of $8.4 million, or $0.49 per diluted share, compared to net income of $6.5 million, or $0.37 per diluted share for the same period of 2015.

Compared to the second quarter of 2016, performance reflects lower noninterest expense of $0.7 million and income taxes of $0.6 million, partially offset by lower noninterest income of $2.2 million and a $0.1 million increase in the loan loss provision.

Compared to the third quarter of 2015, the increase in earnings reflects lower noninterest expense of $1.1 million, higher net interest income of $0.3 million, and a $0.4 million reduction in the loan loss provision, partially offset by a $0.2 million decrease in noninterest income and higher income taxes of $0.4 million.

The increase in earnings for the first nine months of 2016 versus the comparable period of 2015 was attributable to higher net interest income of $1.4 million, lower noninterest expense of $1.3 million, and a $0.7 million reduction in the loan loss provision, partially offset by higher income taxes of $1.5 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2016	2016	2015	2016	2015
Interest Income	$20,104	$20,174	$19,877	$60,322	$59,056
Taxable Equivalent Adjustments	283	241	187	735	426
Total Interest Income (FTE)	20,387	20,415	20,064	61,057	59,482
Interest Expense	784	798	811	2,416	2,499
Net Interest Income (FTE)	19,603	19,617	19,253	58,641	56,983
Provision for Loan Losses	-	(97)	413	355	1,081
Taxable Equivalent Adjustments	283	241	187	735	426
Net Interest Income After provision for Loan Losses	19,320	19,473	18,653	57,551	55,476
Noninterest Income	13,011	15,215	13,228	40,903	40,870
Noninterest Expense	28,022	28,702	29,164	85,654	86,993
Income Before Income Taxes	4,309	5,986	2,717	12,800	9,353
Income Tax Expense	1,436	2,056	1,034	4,350	2,839
Net Income	$2,873	$3,930	$1,683	$8,450	$6,514

Basic Net Income Per Share	$0.18	$0.22	$0.10	$0.50	$0.38
Diluted Net Income Per Share	$0.17	$0.22	$0.09	$0.49	$0.37

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

Tax equivalent net interest income was $19.6 million for both the third quarter of 2016 and the second quarter of 2016 and $19.3 million for the third quarter of 2015.  During the third quarter, overnight funds were used to fund growth in the loan and investment portfolios resulting in a positive shift in our earning asset mix.  This positive shift was partially offset by some one-time adjustments to interest income. For the first nine months of 2016, tax equivalent net interest income totaled $58.6 million compared to $57.0 million for the same period of 2015.  The increase in tax equivalent net interest income compared to the third quarter of 2015 reflects growth in the investment portfolio and a higher rate paid on overnight funds, partially offset by a decline in loan fees.  The year over year increase was driven by one additional calendar day, and growth in the loan and investment portfolios.

Although the low interest rate environment continues to put downward pressure on our net interest income, we have been successful in increasing our net interest income year-over-year.  Additionally, aggressive lending competition in all markets has impacted the pricing for loans. Low rates and competition, collectively, continue to adversely impact our loan yields.  Various loan strategies, which align with our overall risk appetite, continue to be developed and implemented to enhance our performance.

Our net interest margin for the third quarter of 2016 was 3.23%, an increase of one basis point over the second quarter of 2016 and a decrease of eight basis points from the third quarter of 2015.  The increase in the margin compared to the second quarter of 2016 was primarily attributable to growth in our loan and investment portfolios, coupled with a slight decline in the level of earning assets.  The decrease in the margin compared to the third quarter of 2015 was primarily attributable to lower loan yields.  For the first nine months of 2016, the net interest margin declined by seven basis points to 3.22% compared to the same period of 2015 due to a combination of earning asset growth and lower loan yields.

We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has historically produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.

Provision for Loan Losses

A loan loss provision was not recorded for the third quarter of 2016 reflecting continued reduction in loan charge-offs as well as strong loan recoveries.  This compares to a negative provision expense of $0.1 million for the second quarter of 2016 and a $0.4 million provision expense for the third quarter of 2015.  For the first nine months of 2016, the loan loss provision totaled $0.4 million compared to $1.1 million for the same period of 2015.  The decrease in the year-to-date provision reflects continued favorable problem loan migration and lower net loan charge-offs, partially offset by growth in the loan portfolio.  We realized net loan recoveries of $0.1 million (consisting of recoveries of $0.9 million, less gross charge-offs of $0.8 million) for the third quarter of 2016.  This compares to net recoveries of $0.2 million (consisting of recoveries of $1.3 million, less gross charge-offs of $1.1 million) for the second quarter of 2016.  Net loan charge-offs for the third quarter of 2015 totaled $0.9 million, or 0.24% (annualized) of average loans.  For the first nine months of 2016, net charge-offs totaled $0.6 million, or 0.05% (annualized) of average loans compared to $3.9 million, or 0.35% (annualized), for the same period of 2015.  At quarter-end, the allowance for loan losses of $13.7 million was 0.88% of outstanding loans (net of overdrafts) and provided coverage of 160% of nonperforming loans compared to 0.89% and 167%, respectively, at June 30, 2016 and 0.93% and 135%, respectively, at December 31, 2015.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2016	2016	2015	2016	2015
CHARGE-OFFS
Commercial, Financial and Agricultural	$143	$304	$365	$484	$894
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	5	-	(26)	279	1,163
Real Estate - Residential	96	205	476	779	1,265
Real Estate - Home Equity	51	146	370	412	1,006
Consumer	479	438	318	1,356	1,245
Total Charge-offs	$774	$1,093	$1,503	$3,310	$5,573

RECOVERIES
Commercial, Financial and Agricultural	$199	$49	$45	$287	$182
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	45	237	86	363	170
Real Estate - Residential	139	579	193	954	441
Real Estate - Home Equity	237	81	42	377	99
Consumer	221	308	225	765	798
Total Recoveries	$841	$1,254	$591	$2,746	$1,690

Net (Recoveries) Charge-offs	$(67)	$(161)	$912	$564	$3,883

Net (Recoveries) Charge-offs (Annualized) as a	(0.02)%	(0.04)%	0.24%	0.05%	0.35%
percent of Average
Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the third quarter of 2016 totaled $13.0 million, a decrease of $2.2 million, or 14.5%, from the second quarter of 2016 and $0.2 million, or 1.6%, from the third quarter of 2015.  The decrease from the second quarter of 2016 was primarily due to lower income of $2.5 million attributable to a gain from the retirement of our TRUPs in the second quarter of 2016, partially offset by higher mortgage banking fees of $0.2 million and wealth management fees of $0.1 million.  Compared to the third quarter of 2015, the decrease was attributable to lower deposit fees of $0.3 million and bank card fees of $0.1 million, partially offset by higher mortgage banking fees of $0.2 million.  For the first nine months of 2016, noninterest income totaled $40.9 million, unchanged from the prior year.

Noninterest income represented 40.2% of operating revenues (net interest income plus noninterest income) in the third quarter of 2016 compared to 44.0% in the second quarter of 2016 and 41.0% in the third quarter of 2015.  For the first nine months of 2016, noninterest income represented 41.4% of operating revenues compared to 42.0% for the same period of 2015.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2016	2016	2015	2016	2015
Deposit Fees	$5,373	$5,321	$5,721	$16,094	$16,944
Bank Card Fees	2,759	2,855	2,826	8,467	8,412
Wealth Management Fees	1,774	1,690	1,818	5,256	5,640
Mortgage Banking Fees	1,503	1,267	1,306	3,800	3,496
Data Processing Fees	360	335	400	1,042	1,137
Other	1,242	3,747	1,157	6,244	5,241

Total Noninterest Income	$13,011	$15,215	$13,228	$40,903	$40,870

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the third quarter of 2016 totaled $5.4 million, an increase of $0.1 million, or 1.0%, over the second quarter of 2016 and a decrease of $0.3 million, or 6.1%, from the third quarter of 2015.  For the first nine months of 2016, deposit fees totaled $16.1 million, a decrease of $0.8 million, or 5.0%, from the comparable period of 2015.  The increase from the second quarter of 2016 was primarily due to higher overdraft service fees.  The decrease from both prior year periods reflects lower overdraft service fees attributable to a reduction in accounts using this service as well as lower utilization by existing users.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $1.8 million for the third quarter of 2016, an increase of $0.1 million, or 5.0%, over the second quarter of 2016 and  unchanged from the third quarter of 2015.  For the first nine months of 2016, wealth management fees totaled $5.3 million, a decrease of $0.3 million, or 6.8%, from the same period of 2015.  The increase over the second quarter was primarily due to higher trust fees.  The decrease from the prior year periods was primarily due to lower retail brokerage fees reflecting lower trading volume by our clients, partially offset by higher trust fees reflecting an increase in assets under management.  At September 30, 2016, total assets under management were approximately $1.192 billion compared to $1.139 billion at December 31, 2015 and $1.182 billion at September 30, 2015.

Mortgage Banking Fees.  Mortgage banking fees totaled $1.5 million for the third quarter of 2016, an increase of $0.2 million, or 18.6%, over the second quarter of 2016 and an increase of $0.2 million, or 15.1%, over the third quarter of 2015.  For the first nine months of 2016, fees totaled $3.8 million, an increase of $0.3 million, or 8.7%, over the same period of 2015.  We continue to realize strong residential home sales activity in our markets which drove the increase for all periods.

Other.  Other income totaled $1.2 million for the third quarter of 2016, a decrease of $2.5 million, or 66.9%, from the second quarter of 2016 and an increase of $0.1 million, or 7.3%, over the third quarter of 2015.    The decrease from the second quarter of 2016 was attributable to a $2.5 million gain from the retirement of our TRUPs in the second quarter of 2016.  The increase compared to the third quarter of 2015 was primarily due to higher working capital finance fees.  For the first nine months of 2016, other income increased $1.0 million, or 19.1%, compared to the same period of 2015 and primarily reflects the $2.5 million TRUPs gain that was partially offset by lower BOLI income of $1.7 million.

Noninterest Expense

Noninterest expense for the third quarter of 2016 totaled $28.0 million, a decrease of $0.7 million, or 2.4%, from the second quarter of 2016 attributable to lower FDIC insurance expense of $0.3 million, legal fees of $0.2 million, and OREO expense of $0.2 million.  Compared to the third quarter of 2015, noninterest expense decreased by $1.1 million, or 3.9%, primarily attributable to lower compensation expense of $0.7 million, OREO expense of $0.5 million, and FDIC insurance expense of $0.5 million, partially offset by higher occupancy expense of $0.3 million.  For the first nine months of 2016, noninterest expense totaled $85.7 million, a decrease of $1.3 million, or 1.5%, from the same period of 2015 reflective of lower compensation expense of $1.3 million, OREO expense of $0.4 million, and FDIC insurance expense of $0.4 million, partially offset by higher occupancy expense of $0.7 million.  Expense management is an important part of our culture and strategic focus and we continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2016	2016	2015	2016	2015
Salaries	$11,796	$11,832	$11,808	$35,562	$36,758
Associate Benefits	4,197	4,219	4,845	12,723	12,823
Total Compensation	15,993	16,051	16,653	48,285	49,581

Premises	2,269	2,276	2,298	6,852	6,755
Equipment	2,465	2,308	2,148	6,925	6,345
Total Occupancy	4,734	4,584	4,446	13,777	13,100

Legal Fees	452	638	599	1,788	1,994
Professional Fees	896	891	849	2,649	2,916
Processing Services	1,747	1,648	1,695	5,097	5,116
Advertising	441	529	342	1,310	987
Travel and Entertainment	230	226	237	653	674
Printing and Supplies	160	191	223	554	612
Telephone	699	469	471	1,637	1,485
Postage	201	223	238	685	754
Insurance - Other	397	633	677	1,658	2,084
Other Real Estate Owned, net	821	1,060	1,302	3,306	3,730
Miscellaneous	1,251	1,559	1,432	4,255	3,960
Total Other	7,295	8,067	8,065	23,592	24,312

Total Noninterest Expense	$28,022	$28,702	$29,164	$85,654	$86,993

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $16.0 million for the third quarter of 2016, a decrease of $0.1 million, or 0.4%, from the second quarter of 2016 primarily due to a reduction in salary expense, specifically lower payroll taxes.  Compared to the third quarter of 2015, total compensation expense decreased $0.7 million, or 4.0%, attributable a reduction in associate benefit expense, primarily pension plan expense.  For the first nine months of 2016, compensation expense totaled $48.3 million, a decrease of $1.3 million, or 2.6%, from the same period of 2015 due to lower salary expense of $1.2 million and associate benefit expense of $0.1 million.  The decrease in salary expense was primarily attributable to a higher level of deferred loan costs (which reduces salary expense).  The decrease in associate benefit expense reflects a reduction in our pension plan expense.

Occupancy.  Occupancy expense (including premises and equipment) totaled $4.7 million for the third quarter of 2016, an increase of $0.2 million, or 3.3%, over the second quarter of 2016 reflective of higher maintenance agreement expense for furniture/equipment.  Compared to the third quarter of 2015, occupancy expense increased $0.3 million, or 6.5%, and compared to the first nine months of 2015, increased $0.7 million, or 5.2%.  The increase over both prior year periods primarily reflects higher depreciation expense for technology investment in our banking offices and security infrastructure and, to a lesser extent, higher maintenance costs for building and furniture/equipment.

Other.  Other noninterest expense decreased $0.8 million, or 9.6%, from the second quarter of 2016, and $0.8 million, or 9.5%, from the third quarter of 2015.  Compared to the second quarter of 2016, the decrease was primarily attributable to lower OREO expense of $0.2 million, FDIC insurance expense of $0.3 million, legal fees of $0.2 million, and miscellaneous expense of $0.3 million, partially offset by higher telephone expense of $0.1 million.  The decrease in OREO expense primarily reflects lower property valuation adjustments.  The reduction in FDIC insurance expense was attributable to a lower assessment rate structure enacted by the FDIC during the third quarter of 2016.  The recovery of legal costs related to a successful problem loan workout drove the decline in legal expense.  The decline in miscellaneous expense was attributable to a lower level of debit card losses.  The increase in telephone expense reflects one-time costs related to the implementation of a new phone system.  Compared to the third quarter of 2015, the decrease was due to lower OREO expense of $0.5 million, FDIC insurance expense of $0.3 million, and lower legal fees of $0.2 million, partially offset by higher telephone expense of $0.2 million.  For the first nine months of 2016, other expense decreased $0.7 million, or 3.0%, from the same period of 2015, attributable to lower OREO expense of $0.4 million, FDIC insurance expense of $0.4 million, and legal fees $0.2 million, partially offset by higher advertising expense of $0.3 million.  Compared to the three and nine-month periods of 2015, the variance in OREO expense reflects lower property valuation adjustments and property carrying costs.  The variances in FDIC insurance expense, legal fees, and telephone expense were due to the same factors noted above for the third quarter.  The increase in advertising expense for the nine-month period was due to a higher volume of advertising campaigns related to various bank products.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 85.92% for the third quarter of 2016 compared to 82.40% for the second quarter of 2016 and 89.79% for the third quarter of 2015.  For the first nine months of 2016, this ratio was 86.05% compared to 88.90% for the comparable period of 2015.

Income Taxes

We realized income tax expense of $1.4 million (33% effective rate) for the third quarter of 2016 compared to $2.0 million (34% effective rate) for the second of 2016 and $1.0 million (38% effective rate) for the third quarter of 2015.  For the first nine months of 2016, income tax expense totaled $4.3 million (34% effective rate) compared to $2.8 million (30% effective rate) for the same period of 2015.  The receipt of $1.7 million in BOLI proceeds in the second quarter of 2015 was tax-exempt, therefore income tax expense for the nine-month period of 2015 was favorably impacted.

FINANCIAL CONDITION

Average assets totaled approximately $2.734 billion for the third quarter of 2016, a decrease of $33.4 million, or 1.2%, from the second quarter of 2016, and an increase of $56.3 million, or 2.1%, over the fourth quarter of 2015. Average earning assets were $2.418 billion for the third quarter of 2016, a decrease of $29.8 million, or 1.2%, from the second quarter of 2016, and an increase of $64.2 million, or 2.7%, over the fourth quarter of 2015.  The reduction in earning assets from the second quarter of 2016 was attributable to a reduction in interest-bearing liabilities.  The increase compared to the fourth quarter of 2015 reflects increases in noninterest bearing, NOW, and savings accounts which, in conjunction with a reduction in overnight funds, funded the growth in the loan and investment portfolios

Investment Securities

In the third quarter of 2016, our average investment portfolio increased $34.5 million, or 5.2%, over the second quarter of 2016 and increased $57.5 million, or 9.0%, over the fourth quarter of 2015.  As a percentage of average earning assets, the investment portfolio represented 28.8% in the third quarter of 2016, compared to 27.0% in the second quarter of 2016, and 27.1% in the fourth quarter of 2015.  The increase in the average balance of the investment portfolio compared to the second quarter of 2016 was primarily attributable to increased purchases of SBA agency bonds and Ginnie Mae mortgage-backed securities. The increase compared to the fourth quarter of 2015 was primarily attributable to an increase in U.S. Treasury purchases. For the remainder of 2016, it is anticipated that cash flow from the investment portfolio will be reinvested into securities. We plan to continue closely monitoring liquidity levels, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the third quarter of 2016, securities were purchased under both the AFS and HTM designations.  As of September 30, 2016, $500.1 million, or 72.5%, of the investment portfolio was classified as AFS, and $189.9 million, or 27.5%, classified as HTM.

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

At September 30, 2016, the investment portfolio had a net pre-tax unrealized gain in the AFS portfolio of $1.7 million compared to an unrealized gain of $2.8 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively.  At September 30, 2016, there were 165 positions (combined AFS and HTM) with unrealized losses at quarter end totaling $0.3 million. Of the 165 positions, 69 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 69 positions, there were 20 GNMA positions and 24 SBA positions in an unrealized loss position for longer than 12 months, which have unrealized losses totaling $59k and $50k, respectively. Six direct debt agency positions had an unrealized loss of $14k. There were 90 municipal bonds in an unrealized loss position that were pre-refunded, or rated “AA-“or better, with unrealized losses of $46k. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.

The average maturity of the total portfolio at September 30, 2016 was 1.76 years compared to 1.81 years and 1.83 years at June 30, 2016 and December 31, 2015, respectively.  The average life of the total portfolio at September 30, 2016 was slightly shorter compared to the prior quarter due primarily to the natural aging of the existing portfolio.

Loans

Average loans increased $24.1 million, or 1.6% when compared to the second quarter of 2016, and have grown $63.4 million, or 4.3% when compared to the fourth quarter of 2015.  The increase compared to the second quarter of 2016 reflects growth primarily in institutional, construction, and consumer loans.  Growth over the fourth quarter of 2015 was experienced in all loan products, with the exception of commercial mortgages.

The resolution of problem loans totaled $1.7 million for the third quarter of 2016 ($0.8 million in net charge offs and $0.9 million transferred to ORE), compared to $2.3 million for the second quarter of 2016 ($1.1 million in net charge offs and $1.2 million transferred to ORE), and $3.5 million for the fourth quarter 2015 ($1.9 million in net charge offs and $1.6 million transferred to ORE).  The problem loan resolutions are based on “as of” balances, not averages.

Without compromising our credit standards or taking on inordinate interest rate risk, we continue to make minor modifications on some of our lending programs to try to mitigate the impact that consumer and business deleveraging is having on our portfolio.  These programs, coupled with economic improvements in our anchor markets, have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $21.4 million at the end of the third quarter of 2016, a decrease of $1.4 million, or 6%, from the second quarter of 2016 and $8.2 million, or 28%, from the fourth quarter of 2015.  Nonaccrual loans totaled $8.6 million at the end of the third quarter of 2016, an increase of $0.4 million over the second quarter of 2016 and a decrease of $1.7 million from the fourth quarter of 2015.  Nonaccrual loan additions totaled $2.8 million in the third quarter of 2016 and $9.1 million for the first nine months of 2016, compared to $12.1 million for the same period of 2015.  The balance of OREO totaled $12.8 million at the end of the third quarter of 2016, a decrease of $1.8 million and $6.5 million, respectively, from the second quarter of 2016 and fourth quarter of 2015.  For the third quarter of 2016, we added properties totaling $0.9 million, sold properties totaling $2.3 million, and recorded valuation adjustments totaling $0.4 million.  For the first nine months of 2016, we added properties totaling $3.3 million, sold properties totaling $7.9 million, and recorded valuation adjustments totaling $1.9 million.  Nonperforming assets represented 0.78% of total assets at September 30, 2016 compared to 0.83% at June 30, 2016 and 1.06% at December 31, 2015.

(Dollars in Thousands)	September 30, 2016	June 30, 2016	December 31, 2015
Nonaccruing Loans:
Commercial, Financial and Agricultural	$362	$163	$96
Real Estate - Construction	121	123	97
Real Estate - Commercial Mortgage	4,736	4,308	4,191
Real Estate - Residential	2,254	2,701	4,739
Real Estate - Home Equity	958	864	1,017
Consumer	183	55	165
Total Nonperforming Loans (“NPLs”)(1)	$8,614	$8,214	$10,305
Other Real Estate Owned	12,738	14,622	19,290
Total Nonperforming Assets (“NPAs”)	$21,352	$22,836	$29,595

Past Due Loans 30 – 89 Days	$5,667	$3,872	$5,775
Past Due Loans 90 Days or More (accruing)	-	-	-
Performing Troubled Debt Restructurings	$35,046	$35,526	$35,634
Nonperforming Loans/Loans	0.55%	0.54%	0.69%
Nonperforming Assets/Total Assets	0.78	0.83	1.06
Nonperforming Assets/Loans Plus OREO	1.35	1.48	1.94
Allowance/Nonperforming Loans	159.56%	166.50%	135.40%

(1)    Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015
NPA Beginning Balance:	$22,836	$45,487	$29,595	$52,449
Change in Nonaccrual Loans:
Beginning Balance	8,214	15,320	10,305	16,769
Additions	2,844	1,882	9,120	12,146
Charge-Offs	(414)	(919)	(2,053)	(3,872)
Transferred to OREO	(832)	(1,242)	(3,011)	(2,947)
Paid Off/Payments	(529)	(563)	(1,892)	(4,176)
Restored to Accrual	(669)	(1,340)	(3,855)	(4,782)
Ending Balance	8,614	13,138	8,614	13,138

Change in OREO:
Beginning Balance	14,622	30,167	19,290	35,680
Additions	890	1,242	3,309	4,072
Valuation Write-downs	(397)	(269)	(1,910)	(1,575)
Sales	(2,377)	(5,921)	(7,951)	(12,684)
Other	-	-	-	(274)
Ending Balance	12,738	25,219	12,738	25,219
NPA Net Change	(1,484)	(7,130)	(8,243)	(14,092)
NPA Ending Balance	$21,352	$38,357	$21,352	$38,357

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015
TDR Beginning Balance:	$37,539	$44,989	$38,321	$49,154
Additions	17	99	1,128	1,254
Charge-Offs	(10)	(289)	(10)	(1,572)
Paid Off/Payments	(519)	(1,707)	(2,001)	(4,027)
Removal Due to Change in TDR Status	-	(4,704)	-	(4,906)
Transferred to OREO	(179)	-	(590)	(1,515)
TDR Ending Balance(1)	$36,848	$38,388	$36,848	$38,388

(1) Includes performing and nonaccrual TDR loan balances.

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

The allowance for loan losses was $13.7 million at September 30, 2016 unchanged from June 30, 2016 and $14.0 million at December 31, 2015.  The allowance for loan losses was 0.88% of outstanding loans and provided coverage of 160% of nonperforming loans at September 30, 2016 compared to 0.89% and 167%, respectively, at June 30, 2016 and 0.93% and 135%, respectively, at December 31, 2015.  The decrease in the allowance from December 31, 2015 was attributable to continued favorable problem loan migration and lower net loan charge-offs, partially offset by growth in the loan portfolio.  It is management’s opinion that the allowance at September 30, 2016 was adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.289 billion for the third quarter of 2016, an increase of $12.2 million, or 0.5%, over the second quarter of 2016, and an increase of $114.0 million, or 5.2% over the fourth quarter of 2015. The increase in deposits when compared to the second quarter of 2016 reflects growth in all deposit products except noninterest bearing checking accounts (primarily due to one large, non-core client), public NOW deposits, and certificates of deposit.  Compared to the fourth quarter of 2015, growth was experienced in all product types except money market accounts and certificates of deposit.  Seasonal public funds balances are expected to reach the low point of this cycle mid-way through the fourth quarter, and increase late in the fourth quarter 2016.  Deposit levels remain strong, as the seasonal decline in public NOW accounts was partially offset by increases in savings and high performance checking accounts during the quarter.  Average core deposits continue to experience growth in this low rate environment. Competitive rates continue to be monitored as a prudent pricing discipline remains the key to managing our mix of deposits.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
September 30, 2016	11.3%	7.9%	4.6%	2.1%	-6.1%
June 30,2016	10.7%	7.2%	4.1%	1.9%	-5.7%

The Net Interest Income at Risk position improved at the end of the third quarter of 2016 when compared to the prior quarter-end for all rate scenarios with the exception of rates down 100 bps.  The unfavorable change from the prior quarter-end in this rate scenario reflects higher rates on the short-end, resulting in increased exposure to falling rates. In addition, this analysis incorporates an instantaneous, parallel shock and assumes we move with market rates and do not lag our deposit rates. All measures of net interest income at risk are within our prescribed policy.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
September 30, 2016	54.3%	43.1%	30.4%	16.5%	-35.2%
June 30,2016	50.9%	40.5%	28.6%	15.5%	-36.8%

As of September 30, 2016, the economic value of equity in all rate scenarios versus the base case was more favorable than it was as of June 30, 2016.  The EVE in the rates down 100 bps scenario remains outside of the desired parameters as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to comparable discount benchmarks used to value them. To bring this metric into compliance with our policy limits in the down 100 scenario would require the bank to extend its asset duration considerably, which we do not believe is prudent given the current historically low interest rate environment. Note that if the non-maturity deposit values in a rate down 100 bps scenario are assumed to remain unchanged from the flat rate scenario so as not to be valued above book value, EVE is more favorable and within compliance at 9.0%.

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

As of September 30, 2016, we had the ability to generate $1.277 billion in additional liquidity through all of our available resources (this excludes $145 million in overnight funds sold).  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with results reported to ALCO, our Market Risk Oversight Committee, and the Board of Directors. As of September 30, 2016, we believe the liquidity available to us was sufficient to meet our needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio is approximately 1.77 years, and as of September 30, 2016 had a net unrealized pre-tax gain of $1.7 million in the available-for-sale portfolio.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $166.2 million during the third quarter of 2016 compared to an average net overnight funds sold position of $254.6 million in the second quarter of 2016 and $222.8 million in the fourth quarter of 2015. The decrease in net overnight funds compared to the second quarter of 2016 reflects an increase in both the investment and loan portfolios, in conjunction with a decline in repurchase agreements.  The decrease in net overnight funds compared to the fourth quarter of 2015 primarily reflects growth in the loan and investment portfolios, and a reduction in short-term borrowings, partially offset by growth in deposit balances.

Capital expenditures are estimated to approximate $5.0 million over the next 12 months, which will consist primarily of office remodeling, office equipment/furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2016, advances from the FHLB totaled $22.4 million in outstanding debt consisting of 25 notes. During the first nine months of 2016, the Bank made FHLB advance payments totaling approximately $5.9 million, which includes paying off four advances totaling $3.9 million.  No additional FHLB advances were obtained.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to our wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004, of which $10 million was retired in April 2016.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of three-month LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing is due quarterly and adjusts annually to a variable rate of three-month LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions.  Under the terms of each junior subordinated deferrable interest note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.

On April 12, 2016, we retired $10 million in face value of trust preferred securities that were auctioned as part of a liquidation of a pooled collateralized debt obligation fund.  The trust preferred securities were originally issued through CCBG Capital Trust I.  Our winning bid equated to approximately 75% of the $10 million par value, with the 25% discount resulting in a pre-tax gain of approximately $2.5 million.  We utilized internal resources and a $3.75 million draw on a short-term borrowing facility to fund the repurchase.

Capital

Equity capital was $276.6 million as of September 30, 2016, compared to $274.8 million as of June 30, 2016 and $274.4 million as of December 31, 2015.  Our leverage ratio was 10.12%, 9.98%, and 10.65%, respectively, for these periods.  Further, as of September 30, 2016, our risk-adjusted capital ratio was 16.28% compared to 16.44% and 17.25% at June 30, 2016 and December 31, 2015, respectively.  Our common equity tier 1 ratio was 12.55% as of September 30, 2016 compared to 12.65% and 12.84% as of June 30, 2016 and December 31, 2015, respectively.  All of our capital ratios significantly exceed the threshold to be designated as “well-capitalized” under the Basel III capital standards.  During the second quarter of 2016 we repurchased 432,000 shares of our common stock at an average price of $14.50 per share and redeemed $10 million of our outstanding TRUPs.  These transactions unfavorably impacted our regulatory capital ratios by approximately 38 basis points and approximately 50 basis points, respectively.

During the first nine months of 2016, shareowners’ equity increased $2.2 million, or 1.1%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $8.4 million, stock compensation accretion of $0.7 million, a $1.0 million net increase in the unrealized gain on investment securities, and net adjustments totaling $0.5 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $2.1 million and the repurchase of common stock of $6.3 million.

At September 30, 2016, our common stock had a book value of $16.39 per diluted share compared to $16.31 at June 30, 2016 and $15.93 at December 31, 2015.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income.  At September 30, 2016, the net unrealized gain on investment securities available for sale was $0.9 million and the amount of our unfunded pension liability was $22.1 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock through February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  During 2016, we have repurchased 435,000 shares at an average price of $14.49 per share under the plan of which 427,000 shares were acquired in the second quarter of 2016.  The plan had 640,000 shares remaining for repurchase as of September 30, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2016, we had $405.1 million in commitments to extend credit and $5.5 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,555,889	$18,216	4.66%	$1,483,657	$18,290	4.89%	$1,531,813	$54,590	4.76%	$1,468,871	$54,484	4.96%
Taxable Securities(2)	606,606	1,632	1.07	543,550	1,347	0.98	576,790	4,591	1.03	525,498	3,858	0.98
Tax-Exempt Securities	89,241	327	1.47	92,685	304	1.31	91,399	984	1.44	77,673	677	1.16
Funds Sold	166,207	212	0.51	190,931	123	0.26	235,414	892	0.51	243,081	463	0.26
Total Earning Assets	2,417,943	20,387	3.35%	2,310,823	20,064	3.45%	2,435,416	61,057	3.35%	2,315,123	59,482	3.43%
Cash & Due From Banks	45,139			45,872			46,521			48,977
Allowance For Loan Losses	(14,052)			(15,403)			(14,102)			(16,264)
Other Assets	285,435			298,400			287,444			305,113
TOTAL ASSETS	$2,734,465			$2,639,692			$2,755,279			$2,652,949

Liabilities:
NOW Accounts	$774,899	$78	0.04%	$709,130	$60	0.03%	$778,840	$214	0.04%	$754,630	$192	0.03%
Money Market Accounts	258,183	30	0.05	261,749	31	0.05	255,885	89	0.05	257,525	104	0.05
Savings Accounts	297,172	37	0.05	258,752	32	0.05	288,740	107	0.05	251,666	93	0.05
Other Time Deposits	165,324	78	0.19	183,976	97	0.21	171,052	245	0.19	189,242	336	0.24
Total Interest Bearing Deposits	1,495,578	223	0.06	1,413,607	220	0.06	1,494,517	655	0.06	1,453,063	725	0.07
Short-Term Borrowings	12,162	43	1.39	61,548	14	0.09	44,147	91	0.28	55,241	50	0.12
Subordinated Notes Payable	52,887	341	2.52	62,887	344	2.14	56,683	1,071	2.48	62,887	1,014	2.13
Other Long-Term Borrowings	23,629	177	2.98	29,383	233	3.15	26,031	599	3.07	30,062	710	3.16
Total Interest Bearing Liabilities	1,584,256	784	0.20%	1,567,425	811	0.21%	1,621,378	2,416	0.20%	1,601,253	2,499	0.21%
Noninterest Bearing Deposits	793,163			723,826			780,167			706,578
Other Liabilities	79,639			73,485			75,603			70,226
TOTAL LIABILITIES	2,457,058			2,364,736			2,477,148			2,378,057

TOTAL SHAREOWNERS’ EQUITY	277,407			274,956			278,131			274,892

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,734,465			$2,639,692			$2,755,279			$2,652,949

Interest Rate Spread			3.15%			3.24%			3.15%			3.23%
Net Interest Income		$19,603			$19,253			$58,641			$56,983
Net Interest Margin(3)			3.23%			3.31%			3.22%			3.29%

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

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2016, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Date: November 3, 2016

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