Form 10-K
period 2016-12-31
CAPITAL CITY BANK GROUP INC
filed 2017-03-02
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

____________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

(Exact name of Registrant as specified in its charter)

Florida	0-13358	59-2273542
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
217 North Monroe Street, Tallahassee, Florida		32301
(Address of principal executive offices)		(Zip Code)

(850) 402-7821

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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $153,099,970 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2017
Common Stock, $0.01 par value per share	16,950,355

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2017, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.

ANNUAL REPORT FOR 2016 ON FORM 10-K

INTRODUCTORY NOTE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “vision,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

•         the effects of security breaches and computer viruses that may affect our computer systems or fraud related to our debit card products;

•         the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance and pension plan;

•         the frequency and magnitude of foreclosure of our loans;

•         the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•         the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•         our ability to declare and pay dividends, the payment of which is subject to our capital requirements;

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

PART I

Item 1.   Business

About Us

General

Capital City Bank Group, Inc. (“CCBG”) is a financial holding company headquartered in Tallahassee, Florida. CCBG was incorporated under Florida law on December 13, 1982, to acquire five national banks and one state bank that all subsequently became part of CCBG’s bank subsidiary, Capital City Bank (“CCB” or the “Bank”).  The Bank commenced operations in 1895.  In this report, the terms “Company,” “we,” “us,” or “our” mean CCBG and all subsidiaries included in our consolidated financial statements.

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 60 banking offices in Florida, Georgia, and Alabama operated by CCB. The majority of our revenue, approximately 86%, is derived from our Florida market areas while approximately 13% and 1% of our revenue is derived from our Georgia and Alabama market areas, respectively.

Below is a summary of our financial condition and results of operations for the past three years.  Our financial condition and results of operations are more fully discussed in our management discussion and analysis on page 32 and our consolidated financial statements on page 64.

Dollars in millions
Year Ended December 31,	Assets	Deposits	Shareowners’ Equity	Revenue(1)	Net Income
2016	$2,845.2	$2,412.3	$275.2	$134.8	$11.7
2015	$2,797.9	$2,302.8	$274.4	$133.7	$9.1
2014	$2,627.2	$2,146.8	$272.5	$130.8	$9.3
(1)Revenue represents interest income plus noninterest income

Dividends and management fees received from the Bank are CCBG’s primary source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions, including compliance with a minimum Common Equity Tier 1 Capital conservation buffer.  See the section entitled “Regulatory Matters” in this Item 1 and Note 14 in the Notes to Consolidated Financial Statements for a discussion of the restrictions.

We had a total of 853 associates at March 1, 2017.  Item 6 contains other financial and statistical information about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital stock of CCB, our wholly owned banking subsidiary, which accounted for nearly 100% of consolidated assets at December 31, 2016, and approximately 92% of consolidated net income for the year ended December 31, 2016.  The Bank historically approximates 100% of CCBG’s consolidated net income, but in 2016, CCBG realized a $2.5 million pre-tax gain from the partial retirement of its trust preferred securities. In addition to our banking subsidiary, CCB has three primary wholly owned subsidiaries, Capital City Trust Company, Capital City Banc Investments, Inc., and Capital City Services Company. The nature of these subsidiaries is provided below.

Operating Segment

We have one reportable segment with four principal services: Banking Services (CCB), Data Processing Services (Capital City Services Company), Trust and Asset Management Services (Capital City Trust Company), and Brokerage Services (Capital City Banc Investments, Inc.).  Revenues from each of these principal services for the year ended 2016 totaled approximately 93.7%, 1.0%, 3.4%, and 1.9% of our total revenue, respectively.  In 2015 and 2014, Banking Services (CCB) revenue was approximately 93.8% and 92.8% of our total revenue for each respective year.

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

•         Retail Banking – The Bank provides a full-range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit services, safe deposit facilities, online banking, and mobile banking. Clients can use Capital City Bank Direct which offers a “live” call center between the hours of 8 a.m. to 6 p.m. Monday through Friday and from 9 a.m. to 12 noon on Saturday. The call center can also be accessed via live chat through the internet between the hours of 7 a.m. to 10 p.m. Monday through Friday and from 9 a.m. to 12 noon on Saturday. Bank Direct also offers an automated phone system offering 24-hour access to client deposit and loan account information and transfer of funds between linked accounts.  The Bank is a member of the “Star”, “Plus” and “Presto” ATM Networks that permit banking clients to access cash at ATMs or “point-of-sale” merchants.

Capital City Trust Company

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB. The Trust Company provides asset management for individuals through agency, personal trust, IRA, and personal investment management accounts. Associations, endowments, and other nonprofit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian. The market value of trust assets under discretionary management exceeded $707.9 million as of December 31, 2016, with total assets under administration exceeding $803.6 million.

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

Capital City Services Company

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies, and commercial clients located in North Florida and South Georgia.  As of March 1, 2017, the Services Company is providing data processing services to two correspondent banks which have relationships with CCB.

Underwriting Standards

A core goal of CCB is to support the communities in which it operates. The Bank seeks loans from within its primary market area, which is defined as the counties in which the Bank’s offices are located.  The Bank will also originate loans within its secondary market area, defined as counties adjacent to those in which the Bank has offices.  There may also be occasions when the Bank will have opportunities to make loans that are out of both the primary and secondary market areas, including participation loans. These loans are generally only approved if the applicant is known to the Bank, underwriting is consistent with CCB criteria, and the applicant’s primary business is in or near our primary or secondary market area. Approval of all loans is subject to the Bank’s policies and standards described in more detail below.

The Bank has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management and the Bank’s Board of Directors reviews and approves these policies and procedures on a regular basis (at least annually).

Management has also implemented reporting systems designed to monitor loan originations, loan quality, concentrations of credit, loan delinquencies, nonperforming loans, and potential problem loans. Bank management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans.  Specific segments of the portfolio are monitored and reported to the Bank’s Board on a quarterly basis and the Bank has strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards. The Bank recognizes that exceptions to the below-listed policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.

Residential Real Estate Loans

The Bank originates 1-4 family, owner-occupied residential real estate loans in its Residential Real Estate line of business. The Bank’s policy is to underwrite these loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Bank originates fixed-rate, adjustable-rate and variable- rate residential real estate loans. Over the past five years, the vast majority of residential loan originations have been fixed-rate loans which are sold in the secondary market on a non-recourse basis with related servicing rights (i.e., the Bank generally does not service sold loans).  Adjustable rate mortgage (“ARM”) loans with an initial fixed interest rate period greater than five years are also sold in the secondary market on a non-recourse basis.

The Bank also originates certain residential real estate loans throughout its banking office network that are generally not eligible for sale into the secondary market due to not meeting a specific secondary market underwriting requirement. This includes our variable rate 3/1 and 5/1 ARM loans which typically have a maximum term of 30 years and maximum LTV of 80%.

Residential real estate loans also include home equity lines of credit (“HELOCs”) and home equity loans. The Bank’s home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. Open-ended equity loans typically have an interest only 10-year draw period followed by a five year repayment period of 0.75% of principal balance monthly and balloon payment at maturity.  As of December 31, 2016, approximately 65% of the Bank’s residential home equity loan portfolio consisted of first mortgages.  Interest rates may be fixed or adjustable.  Adjustable-rate loans are tied to the Prime Rate with a typical margin of 1.0% or more.

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

Lending Limits and Extensions of Additional Credit

The Bank has established an internal lending limit of $10.0 million for the total aggregate amount of credit that will be extended to a client and any related entities within its Board approved policies. This compares to our legal lending limit of approximately $81 million. In practice, the Bank seeks to maintain an internal lending limit of $10 million (aggregate exposure to one borrowing relationship) which we believe helps us maintain a well-diversified loan portfolio.

Loan Modification and Restructuring

In the normal course of business, CCB receives requests from its clients to renew, extend, refinance, or otherwise modify their current loan obligations. In most cases, this may be the result of a balloon maturity that is common in most commercial loan agreements, a request to refinance to obtain current market rates of interest, competitive reasons, or the conversion of a construction loan to a permanent financing structure at the completion or stabilization of the property. In these cases, the request is held to the normal underwriting standards and pricing strategies as any other loan request, whether new or renewal.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia).  In 13 of 19 markets in Florida and two of four markets in Georgia, we rank within the top four banks in terms of market share.  Furthermore, in the counties in which we operate, we maintain an average 8.74% market share in the Florida counties and 5.37% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses.  While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average  The value of these markets stems from the fact they are generally stable and less competitive, secondary markets.  We strive to provide value added services to our clients by being not just their bank, but their banker.  This element of our strategy distinguishes Capital City Bank from our competitors.

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

Potential acquisition opportunities will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas.  Five markets have been identified, four in Florida and one in Georgia, in which management intends to proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  Our focus on some of these markets may change as we continue to evaluate our strategy and the economic conditions and demographics of any individual market.  We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management, mortgage banking, and insurance.  Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services.  Generally, these target institutions will range in asset size from $100 million to $500 million.

Competition

We operate in a highly competitive environment, especially with respect to services and pricing. In addition, the banking business is experiencing enormous changes. Since January 1, 2009, nearly 500 financial institutions have failed in the U.S., including 85 in Georgia and 70 in Florida. Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions.  The market has begun to stabilize.  In late 2016, the first de novo bank charter application was filed since 2009.  As a result, we expect consolidation to continue during 2017, but substantially through traditional merger and acquisition activity.  We believe that the larger financial institutions acquiring banks in our market areas are less familiar with the markets in which we operate and typically target a different client base. We believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks.

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

Our primary market area consists of 20 counties in Florida, four counties in Georgia, and one county in Alabama. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including banks, savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions. Most of Florida’s major banking concerns have a presence in Leon County, where the Bank has its main office.  CCB’s Leon County deposits totaled $923.4 million, or 38.3% of our consolidated deposits at December 31, 2016.

The table below depicts our market share percentage within each county, based on commercial bank deposits within the county.

	Market Share as of June 30,(1)
County	2016	2015	2014
Florida
Alachua	4.9%	4.7%	4.8%
Bradford	46.1%	49.9%	51.5%
Citrus	3.5%	3.5%	3.6%
Clay	1.9%	1.9%	2.0%
Dixie	15.2%	15.8%	9.9%
Gadsden	77.7%	77.4%	77.4%
Gilchrist	46.8%	45.5%	42.2%
Gulf	15.5%	13.9%	14.0%
Hernando	2.1%	1.9%	1.8%
Jefferson	22.5%	21.9%	22.1%
Leon	13.9%	13.2%	15.3%
Levy	29.2%	27.1%	28.0%
Madison	14.2%	13.2%	10.3%
Pasco	0.1%	0.1%	0.1%
Putnam	21.3%	19.6%	19.5%
St. Johns	0.8%	0.8%	0.9%
Suwannee	7.6%	8.2%	6.8%
Taylor	18.0%	19.0%	22.0%
Wakulla	14.5%	14.8%	13.6%
Washington	14.2%	12.9%	13.6%
Georgia
Bibb	3.2%	3.4%	3.6%
Burke(2)	4.8%	6.2%	6.8%
Grady	13.4%	14.1%	14.3%
Laurens	9.3%	9.6%	9.1%
Troup	5.4%	6.1%	5.3%
Alabama
Chambers	9.2%	8.6%	7.6%

(1) Obtained from the FDIC Summary of Deposits Report for the year indicated.
(2) The CCB Burke County banking office was closed in the third quarter of 2016 - all deposits were transferred to the Laurens County banking office.

The following table sets forth the number of commercial banks and offices, including our offices and our competitor's offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	17	64
Bradford	3	3
Citrus	12	41
Clay	13	32
Dixie	4	5
Gadsden	2	3
Gilchrist	4	6
Gulf	3	4
Hernando	13	38
Jefferson	2	2
Leon	16	76
Levy	2	11
Madison	3	3
Pasco	21	102
Putnam	6	11
St. Johns	21	64
Suwannee	5	8
Taylor	3	4
Wakulla	4	4
Washington	6	6
Georgia
Bibb	11	45
Burke(1)	5	10
Grady	5	7
Laurens	10	20
Troup	11	21
Alabama
Chambers	6	9

Data obtained from the FDIC June 30, 2016 Summary of Deposits Report.
(1) The CCB Burke County banking office was closed in the third quarter of 2016.

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

Dividends

CCB is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The Federal Reserve may restrict the ability of CCB to pay dividends if such payments would constitute an unsafe or unsound banking practice. Additionally, as of January 1, 2017, financial institutions are be required to maintain a capital conservation buffer of at least 1.25% of risk-weighted assets in order to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. See “Capital Regulations,” below for additional details on this new capital requirement.

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

Insurance of Accounts and Other Assessments

Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor. CCB pays deposit insurance assessments to the Deposit Insurance Fund, which are determined through a risk-based assessment system.

Under the current system, deposit insurance assessments are based on average total assets minus average tangible equity.  The FDIC assigns an institution to one of two categories based on asset size.  CCB falls into the Established Small Institution category.  This category has three sub categories based on supervisory ratings (its “CAMELS ratings”) designed to measure risk.  The assessment rate is determined based on the institution’s most recent supervisory and capital evaluations.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately six tenths of a basis point of its assessment base to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

In computing total risk-weighted assets, bank and bank holding company assets are given risk-weights of 0%, 20%, 50%, 100% and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

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

As of December 31, 2016, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

	Actual		Required For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Common Equity Tier 1 Capital:
CCBG	$220,211	12.61%	$78,587	4.50%	*	*
CCB	268,811	15.44%	78,356	4.50%	113,182	6.50%

Tier 1 Capital:
CCBG	270,801	15.51%	$104,783	6.00%	*	*
CCB	268,811	15.44%	104,475	6.00%	139,300	8.00%

Total Capital:
CCBG	284,232	16.28%	$139,710	8.00%	*	*
CCB	282,242	16.21%	139,300	8.00%	174,126	10.00%

Tier 1 Leverage:
CCBG	270,801	10.23%	$105,909	4.00%	*	*
CCB	268,811	10.18%	105,652	4.00%	132,066	5.00%

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

•         procedures to verify the identity of each client upon the opening of accounts; and

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

As a member of the FHLB of Atlanta, CCB is required to own capital stock in the FHLB in an amount at least equal to 0.09% (or 9 basis points), which is subject to annual adjustments, of the CCB’s total assets at the end of each calendar year (with a dollar cap of $15 million), plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. As of December 31, 2016, CCB was in compliance with this requirement.

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

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe harbor. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. These new loan forms have lengthened the time it takes to approve mortgage loans.

The Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, prohibits us from owning, sponsoring, or having certain relationships with any hedge funds or private equity funds, subject to certain exemptions. The Volcker Rule directed the federal banking, securities and commodities and futures regulatory agencies to undertake a coordinated rulemaking effort to create rules implementing the Volcker Rule. The final interagency rules implementing the Volcker Rule, which were issued in December 2013 and became effective on April 1, 2014, afford financial institutions a two-year conformance period during which they can wind-down, sell, or otherwise conform their respective activities, investments and relationships to the requirements of the Volcker Rule and its implementing regulations.  The Volcker Rule and the final interagency rules implementing the Volcker Rule has not had a material impact on our investment activities since we do not engage in transactions covered by the regulation.

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

Although we continuously monitor interest rates and have a number of tools to manage our interest rate risk exposure, changes in market assumptions regarding future interest rates could significantly impact our interest rate risk strategy, our financial position and results of operations. If we do not properly monitor our interest rate risk management strategies, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition.

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

We originate commercial real estate loans, commercial loans, construction loans, vacant land loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, vacant land, and consumer loans may expose a lender to greater credit risk than traditional fixed rate fully amortizing loans secured by single-family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real estate. In addition, these loan types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•         Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on the borrower’s ability to either refinance the loan or timely sell the underlying property. As of December 31, 2016, commercial mortgage loans comprised approximately 32.1% of our total loan portfolio.

•         Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2016, commercial loans comprised approximately 13.8% of our total loan portfolio.

•         Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2016, construction loans comprised approximately 3.8% of our total loan portfolio.

•         Vacant Land Loans. Because vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. As of December 31, 2016, vacant land loans comprised approximately 3.6% of our total loan portfolio.

•         HELOCs. Our open-ended home equity loans have an interest-only draw period followed by a five-year repayment period of 0.75% of the principal balance monthly and a balloon payment at maturity. Upon the commencement of the repayment period, the monthly payment can increase significantly, thus, there is a heightened risk that the borrower will be unable to pay the increased payment. Further, these loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment may depend on the borrower’s ability to either refinance the loan or timely sell the underlying property.  As of December 31, 2016, HELOCs comprised approximately 15.0% of our total loan portfolio.

•         Consumer Loans. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. As of December 31, 2016, consumer loans comprised approximately 16.8% of our total loan portfolio, with indirect auto loans making up a majority of this portfolio at approximately 84% of the total balance.

The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as compared to fixed rated fully amortizing single-family real estate loans). Loan defaults would likely increase our loan losses and nonperforming assets and could adversely affect our allowance for loan losses.

We process, maintain, and transmit confidential client information through our information technology systems, such as our online banking service.  Cybersecurity issues, such as security breaches and computer viruses, affecting our information technology systems or fraud related to our debit card products could disrupt our business, result in the unintended disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

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

Additionally, fraud losses related to debit cards have risen in recent years due in large part to growing and evolving schemes to illegally use cards or steal consumer credit card information despite risk management practices employed by the debit card industry. Many issuers of debit cards have suffered significant losses in recent years due to the theft of cardholder data that has been illegally exploited for personal gain.

The potential for debit card fraud against us or our clients and our third party service providers is a serious issue. Debit card fraud is pervasive and the risks of cybercrime are complex and continue to evolve. In view of the recent high-profile retail data breaches involving client personal and financial information, the potential impact on us and any exposure to consumer losses and the cost of technology investments to improve security could cause losses to us or our clients, damage to our brand, and an increase in our costs.

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

As of December 31, 2016, the Bank’s allowance for loan losses was $13.4 million, which represented approximately 0.86% of its total amount of loans. The Bank had $8.5 million in nonaccruing loans as of December 31, 2016. The allowance is based on management’s reasonable estimate and may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Bank’s allowance for loan losses would adversely impact our net income and capital in future periods, while having the effect of overstating our current period earnings.

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

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, earnings and other sources, could have a substantial negative effect on our liquidity.  In particular, a majority of our liabilities during 2016 were checking accounts and other liquid deposits, which are generally payable on demand or upon short notice, while by comparison, a substantial majority of our assets were loans, which cannot generally be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Our failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

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

Risks Related to Regulation and Legislation

We are subject to extensive regulation, which could restrict our activities and impose financial requirements or limitations on the conduct of our business.

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

The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. Many of these regulations are intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareowners. In addition to the regulations of the bank regulatory agencies, as a member of the Federal Home Loan Bank, the Bank must also comply with applicable regulations of the Federal Housing Finance Agency and the Federal Home Loan Bank.

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

Legislative and administrative action may affect our business.

President Donald Trump has called for substantial change to several regulations and policies, which may include the repeal of regulations implemented as a result of Dodd-Frank and comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, if any, we will not know whether in total we benefit from, or are negatively affected by, the changes.

The Increased Capital requirements may have an adverse effect on us.

In 2013, the Federal Reserve Board released its final rules which implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier 1 Capital (“CET1”) to Risk-Weighted Assets (“RWA”) of 4.5% and a CET1 conservation buffer of 2.5% of RWA (which will be phased in from 2016 through 2019) that apply to all supervised financial institutions. As of January 1, 2017, the CET1conservation buffer requirement was 1.25%, which requires us to hold additional CET1 capital in excess of the minimum required to meet the CET1 to RWA ratio requirement. The rule also, among other things, raised the minimum ratio of Tier 1 Capital to RWA from 4% to 6% and included a minimum leverage ratio of 4% for all banking organizations. The impact of the new capital rules requires us to maintain higher levels of capital, which we expect will lower our return on equity. Additionally, if our CET1 to RWA ratio does not exceed the minimum required plus the additional CET1 conservation buffer, we may be restricted in our ability to pay dividends or make other distributions of capital to our shareowners.

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia.  As of December 31, 2016, approximately 69% of our loans had real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2016, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2016, approximately 32% and 34% of our $1.57 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 4% was secured by property under construction.

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

A large portion of our investment securities portfolio as of December 31, 2016 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/loss. Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity.

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

In 2016, our Board of Directors declared four quarterly cash dividends. Declarations of any future dividends will be contingent on our ability to earn sufficient profits and to remain well capitalized, including our ability to hold and generate sufficient capital to comply with the new CET1 conservation buffer requirement. In addition, due to our contractual obligations with the holders of our trust preferred securities, if we defer the payment of accrued interest owed to the holders of our trust preferred securities, we may not make dividend payments to our shareowners.

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

While our common stock is listed and traded on the Nasdaq Global Select Market, there has historically been limited trading activity in our common stock.  The average daily trading volume of our common stock over the 12-month period ending December 31, 2016 was approximately 21,473 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

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

Our directors, executive officers, and certain principal shareowners beneficially owned approximately 35.2% of the outstanding shares of our common stock as of December 31, 2016.  Our principal shareowners include the Estate of Robert H. Smith, who was the brother of William G. Smith, Jr., our Chairman, President and Chief Executive Officer, which beneficially owns 15.5% of our shares.  William G. Smith, Jr. beneficially owns 22.2% of our shares.  In addition, 2S Partnership beneficially owns 6.2% of our shares, however, its shares were historically deemed to be beneficially owned by Messrs. Smith and Smith. Together, Mr. Smith and the Estate of Robert H. Smith beneficially own approximately 31.6% of our shares.

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

As of February 28, 2017, the Bank had 60 banking offices.  Of the 60 locations, the Bank leases the land, buildings, or both at six locations and owns the land and buildings at the remaining 54.

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

PART II

Item 5.        Market for the Registrant's Common Equity, Related Shareowner Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the Nasdaq Global Select Market under the symbol “CCBG.”  We had a total of 1,489 shareowners of record as of February 28, 2017.

The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash dividends declared for each quarter during the past two years.

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$23.15	$15.35	$15.96	$15.88	$16.05	$15.75	$16.32	$16.33
Low	14.29	13.32	13.16	12.83	13.56	14.39	13.94	13.16
Close	20.48	14.77	13.92	14.59	15.35	14.92	15.27	16.25
Cash dividends per share	0.05	0.04	0.04	0.04	0.04	0.03	0.03	0.03

Florida law and Federal regulations impose restrictions on our ability to pay dividends and limitations on the amount of dividends that the Bank can pay annually to us.  See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business section on page 12 and 13 and the section entitled “Liquidity and Capital Resources – Dividends” -- in Management's Discussion and Analysis of Financial Condition and Operating Results on page 32 and Note 14 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the Nasdaq Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2011 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Capital City Bank Group, Inc.	$100.00	$119.06	$123.25	$163.75	$163.15	$220.01
Nasdaq Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL $1B-$5B Bank Index	100.00	123.31	179.31	187.48	209.86	301.92

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2016	2015	2014	2013	2012
Interest Income	$81,154	$79,658	$78,221	$82,152	$89,680
Net Interest Income	77,965	76,351	74,641	77,736	84,312
Provision for Loan Losses	819	1,594	1,905	3,472	16,166
Noninterest Income	53,681	54,091	52,536	55,111	54,569
Noninterest Expense	113,214	115,273	114,358	121,405	123,943
Net Income	11,746	9,116	9,260	6,045	108

Per Common Share:
Basic Net Income	$0.69	$0.53	$0.53	$0.35	$0.01
Diluted Net Income	0.69	0.53	0.53	0.35	0.01
Cash Dividends Declared	0.17	0.13	0.09	-	-
Diluted Book Value	16.23	15.93	15.53	15.85	14.31

Performance Ratios:
Return on Average Assets	0.43%	0.34%	0.36%	0.24%	0.00%
Return on Average Equity	4.22	3.31	3.27	2.40	0.04
Net Interest Margin (FTE)	3.25	3.31	3.36	3.54	3.81
Noninterest Income as % of Operating Revenues	40.78	41.47	41.30	41.48	39.29
Efficiency Ratio	85.34	87.94	89.68	91.09	88.72

Asset Quality:
Allowance for Loan Losses	$13,431	$13,953	$17,539	$23,095	$29,167
Allowance for Loan Losses to Loans	0.86%	0.93%	1.22%	1.65%	1.93%
Nonperforming Assets	19,171	29,595	52,449	85,035	117,648
Nonperforming Assets to Assets	0.67	1.06	2.00	3.26	4.47
Nonperforming Assets to Loans plus OREO	1.21	1.94	3.55	5.87	7.47
Allowance to Nonperforming Loans	157.40	135.40	104.60	62.48	45.42
Net Charge-Offs to Average Loans	0.09	0.35	0.53	0.66	1.16

Capital Ratios:
Tier 1 Capital	15.51%	16.42%	16.67%	16.56%	14.35%
Total Capital	16.28	17.25	17.76	17.94	15.72
Common Equity Tier 1 Capital(1)	12.61	12.84	NA	NA	NA
Tangible Common Equity(2)	6.90	6.99	7.38	7.58	6.35
Leverage	10.23	10.65	10.99	10.46	9.90
Equity to Assets	9.67	9.81	10.37	10.58	9.37
Dividend Pay-Out	24.64	24.53	16.98	NM	NM

Averages for the Year:
Loans, Net of Unearned Income	$1,542,232	$1,474,833	$1,414,000	$1,450,806	$1,556,565
Earning Assets	2,432,392	2,324,854	2,237,623	2,213,686	2,229,621
Total Assets	2,752,309	2,659,317	2,564,176	2,568,662	2,590,173
Deposits	2,282,785	2,163,441	2,093,477	2,070,073	2,105,672
Shareowners’ Equity	278,335	275,144	283,079	251,427	252,960

Year-End Balances:
Loans, Net of Unearned Income	$1,572,175	$1,503,907	$1,442,062	$1,399,669	$1,521,302
Earning Assets	2,520,053	2,470,444	2,276,781	2,274,019	2,261,781
Total Assets	2,845,197	2,797,860	2,627,169	2,611,903	2,633,984
Deposits	2,412,286	2,302,849	2,146,794	2,136,248	2,144,996
Shareowners’ Equity	275,168	274,352	272,540	276,400	246,889

Other Data:
Basic Average Shares Outstanding	16,988,747	17,273,406	17,424,788	17,324,759	17,204,559
Diluted Average Shares Outstanding	17,061,186	17,318,184	17,488,020	17,399,355	17,219,765
Shareowners of Record(3)	1,489	1,559	1,589	1,651	1,691
Banking Locations(3)	60	61	63	63	66
Full-Time Equivalent Associates(3)	820	858	895	891	913

(1) Not applicable prior to January 1, 2015
(2) Tangible common equity ratio is a non-GAAP financial measure. For additional information, including a reconciliation to GAAP, refer to page 31
(3) As of record date. The record date is on or about March 1st of the following year.
NM - Not Meaningful

NON-GAAP FINANCIAL MEASURE

We present a tangible common equity ratio that removes the effect of goodwill resulting from merger and acquisition activity. We believe this measure is useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry.  The GAAP to non-GAAP reconciliation for selected financial data and quarterly financial data is provided below.

Non-GAAP Reconciliation - Selected Financial Data

(Dollars in Thousands)		2016	2015	2014	2013	2012
TANGIBLE COMMON EQUITY RATIO
Shareowners' Equity (GAAP)		$275,168	$274,352	$272,540	$276,400	$246,889
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,843	85,053
Tangible Shareowners' Equity (non-GAAP)	A	190,357	189,541	187,729	191,557	161,836
Total Assets (GAAP)		2,845,197	2,797,860	2,627,169	2,611,903	2,633,984
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,843	85,053
Tangible Assets (non-GAAP)	B	$2,760,386	$2,713,049	$2,542,358	$2,527,060	$2,548,931
Tangible Common Equity Ratio (non-GAAP)	A/B	6.90%	6.99%	7.38%	7.58%	6.35%

Non-GAAP Reconciliation - Quarterly Financial Data

		2016				2015
(Dollars in Thousands)		Fourth	Third	Second	First	Fourth	Third	Second	First
TANGIBLE COMMON EQUITY RATIO
Shareowners' Equity (GAAP)		$275,168	$276,624	$274,824	$276,833	$274,352	$273,659	$272,038	$274,087
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	190,357	191,813	190,013	192,022	189,541	188,848	187,227	189,276
Total Assets (GAAP)		2,845,197	2,753,154	2,767,636	2,792,186	2,797,860	2,615,094	2,654,144	2,693,715
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,760,386	$2,668,343	$2,682,825	$2,707,375	$2,713,049	$2,530,283	$2,569,333	$2,608,904
Tangible Common Equity Ratio (non-GAAP)	A/B	6.90%	7.19%	7.08%	7.09%	6.99%	7.46%	7.29%	7.26%

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled “Business Overview,” “Executive Overview,” “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Fourth Quarter, 2016 Financial Results,” and “Accounting Policies.”  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2016 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including this MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” ”vision,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

BUSINESS OVERVIEW

Our Business

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the “Bank”  or “CCB”).  The Bank offers a broad array of products and services through a total of 60 banking offices located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.  Please see the section captioned “About Us” beginning on page 4 for more detailed information about our business.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest and fees received on interest earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings.  Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as deposit fees, wealth management fees, mortgage banking fees, and bank card fees.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia).  In 13 of 19 markets in Florida and two of four markets in Georgia, we rank within the top four banks in terms of market share.  Furthermore, in the counties in which we operate, we maintain an average 8.74% market share in the Florida counties and 5.37% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses.  While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average  The value of these markets stems from the fact they are stable and less competitive, secondary markets.  We strive to provide value added services to our clients by being not just their bank, but their banker.  This element of our strategy distinguishes Capital City Bank from our competitors.

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

Potential acquisition opportunities will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas.  Five markets have been identified, four in Florida and one in Georgia, in which management intends to proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  Our focus on some of these markets may change as we continue to evaluate our strategy and the economic conditions and demographics of any individual market.  We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management, mortgage banking, and other financial businesses that are closely aligned with the business of banking.  Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services.  Generally, these target institutions will range in asset size from $100 million to $500 million.

EXECUTIVE OVERVIEW

During 2016, we made meaningful progress throughout the year as we continued to focus on initiatives that add value to our shareowners.  The slow and steady economic recovery continued in our markets, loan demand improved noticeably, and new loan production increased for all loan categories.  Continued focus on expense management and further progress made toward reducing our nonperforming assets also contributed to the improvement in performance.

For 2016, we realized net income of $11.7 million, or $0.69 per diluted share, compared to $9.1 million, or $0.53 per diluted share in 2015.  The increase in earnings reflected lower noninterest expense of $2.0 million, higher net interest income of $1.6 million, and a $0.8 million decrease in the loan loss provision, partially offset by higher income taxes of $1.4 million and lower noninterest income of $0.4 million.

Below are summary highlights that impacted our performance for the year:

•         Broader based loan growth of 4.6% driven by both increased demand and effective calling efforts

•         49% reduction in loan loss provision driven by lower loan charge-offs and strong loan recoveries

•         1.8% decrease in noninterest expenses (primarily other real estate owned (“OREO”) costs and FDIC fees)

•         NPAs and classified assets down by 35% and 28%, respectively

•         $10 million trust preferred securities (“TRUPs”) repurchased at a discount added $2.5 million to pre-tax earnings ($0.09 per share)

•         Repurchased 435,000 shares of common stock

During 2016, we again realized meaningful re-composition in our earning asset mix as solid loan growth and increased deployment of liquidity into our investment portfolio drove a 2.6% increase in tax-equivalent net interest income.  Loan growth in 2016 was broader based as we realized average loan growth in all loan categories except commercial mortgages.  Increased new loan production for commercial mortgages further stabilized that portfolio.

Our noninterest income remains diversified and we made good progress during 2016 toward initiatives aimed at strengthening and growing fee income.  Some of these initiatives commenced in mid-2016 and others are expected to commence in 2017 and beyond.  We remain focused on deepening client relationships and fully leveraging the fee income opportunities that stem from our strong core deposit base franchise.  In 2016, we realized a 14% increase in mortgage banking fees reflective of our strong sales network and improved market share in our Gainesville market.

Noninterest expense (excluding OREO expense) decreased 0.7% in 2016 due to continued focus on expense management as we realized reductions in several expense categories, including compensation, FDIC insurance fees, professional fees, and legal fees.  During 2016, we continued to focus on the execution of strategies aimed at optimizing our delivery systems (both on-line and banking offices) which will both pay longer term benefits.

Our total credit costs (loan loss provision plus OREO costs) declined by 32% in 2016 driven by a lower loan loss provision and a reduction in OREO expenses.  Lower loan charge-offs and a strong year for loan recoveries contributed to the reduction in our loan loss provision and lower property carrying costs favorably impacted OREO expense.

Throughout an historic period of low interest rates, we have been disciplined in our pricing strategies and have not changed our risk profile to drive short-term earnings.  As a result, we believe that we are very well positioned to benefit and drive operating leverage if interest rates increase further.  Continued focus on internal initiatives that drive loan growth, enhance fee income, and produce improved efficiency coupled with being well positioned to leverage our capital as opportunities arise are operating principles that will help to drive future earnings growth.

Key components of our 2016 financial performance are summarized below:

Results of Operations

•         For 2016, taxable equivalent net interest income increased $2.0 million, or 2.6%, to $79.0 million driven by a positive shift in earning asset mix due to growth in the loan and investment portfolios, partially offset by unfavorable loan repricing.  Our net interest margin of 3.25% in 2016 was six basis points lower than the 3.31% recorded in 2015 reflective of a seven basis point decrease in the earning asset yield that was partially offset by a one basis point reduction in the cost of funds.

•         Total credit costs (loan loss provision plus OREO expenses) were $4.5 million in 2016 compared to $6.6 million for 2015.  Continued favorable problem loan migration and lower net loan charge-offs partially offset by growth in the loan portfolio drove an $0.8 million decrease in our loan loss provision and lower property carrying costs drove a $1.3 million reduction in OREO expense.

•         For 2016, noninterest income totaled $53.7 million, a $0.4 million, or 0.8%, decrease from 2015 primarily attributable to lower deposit fees of $1.3 million and lower wealth management fees $0.5 million, partially offset by higher other income of $0.8 million ($2.5 million gain from partial retirement of TRUPs in 2016 and $1.7 million receipt of bank-owned life insurance (“BOLI”) proceeds in 2015) and mortgage banking fees of $0.6 million.

•         For 2016, noninterest expense totaled $113.2 million, a $2.1 million, or 1.8%, decrease from 2015 reflective of lower OREO expense of $1.3 million, other expense (excluding OREO expenses) of $0.9 million, and compensation expense of $0.4 million, partially offset by higher occupancy expense of $0.5 million.

Financial Condition

•         Average assets totaled approximately $2.752 billion for 2016, an increase of $93.0 million, or 3.5%, over 2015.  Average earning assets were approximately $2.432 billion for 2016, representing an increase of $107.5 million, or 4.6%, over 2015.  Year-over-year, our average net overnight funds sold (deposits with banks plus fed funds sold less fed funds purchased) decreased $25.2 million, while investment securities increased $65.3 million and average gross loans were higher by $67.4 million.

•         Average gross loans totaled $1.542 billion, a $67.4 million, or 4.6%, increase over 2015.  In 2016, we experienced loan growth in all categories except commercial mortgages.  The largest increases occurred in the commercial loan category, primarily tax-free loans, and consumer loans.

•         Average total deposits for 2016 were $2.283 billion, an increase of $119.3 million, or 5.5%, over 2015.  We experienced growth in all deposit types except for money market accounts and time deposits.

•         At December 31, 2016, our nonperforming assets totaled $19.2 million, a decrease of $10.4 million from December 31, 2015.  Nonaccrual loans totaled $8.5 million at December 31, 2016, a decrease of $1.8 million from December 31, 2015.  The balance of OREO totaled $10.6 million at December 31, 2016, a decrease of $8.6 million from December 31, 2015.  We continued to experience progress during 2016 in our efforts to dispose of OREO selling properties totaling $10.3 million.  Nonperforming assets represented 0.67% of total assets at December 31, 2016 compared to 1.06% at December 31, 2015.

•         Our allowance for loan losses at December 31, 2016 was $13.4 million (0.86% of loans) and provided coverage of 157% of nonperforming loans compared to $14.0 million (0.93% of loans) and 135% of nonperforming loans at December 31, 2015.  Net charge-offs for 2016 totaled $1.3 million, or 0.09% of average loans compared to $5.2 million, or 0.35% in 2015, reflective of a lower level of gross loan charge-offs and strong loan recoveries.

•         Shareowners’ equity increased by $0.8 million from $274.4 million at December 31, 2015 to $275.2 million at December 31, 2016.  We continue to maintain a strong capital base as evidenced by a risk-based capital ratio of 16.28% and tangible common equity ratio of 6.90% at December 31, 2016 compared to 17.25% and 6.99%, respectively, at December 31, 2015.  During 2016, the repurchase of our common shares and the partial retirement of TRUPs unfavorably impacted our regulatory capital ratios by approximately 38 basis points and 50 basis points, respectively.  At December 31, 2016, all of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

For 2016, we realized net income of $11.7 million, or $0.69 per diluted share, compared to $9.1 million, or $0.53 per diluted share in 2015, and $9.3 million, or $0.53 per diluted share in 2014.

The increase in earnings for 2016 was attributable to lower noninterest expense of $2.0 million, higher net interest income of $1.6 million, and a $0.8 million decrease in the loan loss provision, partially offset by higher income taxes of $1.4 million and lower noninterest income of $0.4 million.

The decrease in earnings for 2015 as compared to 2014 was attributable to higher noninterest expense of $0.9 million and higher income taxes of $2.8 million, partially offset by a $1.7 million increase in net interest income, higher noninterest income of $1.5 million, and a lower loan loss provision of $0.3 million.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands, Except Per Share Data)	2016	2015	2014
Interest Income	$81,154	$79,658	$78,221
Taxable Equivalent Adjustments	1,011	638	494
Total Interest Income (FTE)	82,165	80,296	78,715
Interest Expense	3,189	3,307	3,580
Net Interest Income (FTE)	78,976	76,989	75,135
Provision for Loan Losses	819	1,594	1,905
Taxable Equivalent Adjustments	1,011	638	494
Net Interest Income After Provision for Loan Losses	77,146	74,757	72,736
Noninterest Income	53,681	54,091	52,536
Noninterest Expense	113,214	115,273	114,358
Income Before Income Taxes	17,613	13,575	10,914
Income Tax Expense	5,867	4,459	1,654
Net Income	$11,746	$9,116	$9,260

Basic Net Income Per Share	$0.69	$0.53	$0.53
Diluted Net Income Per Share	$0.69	$0.53	$0.53

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  We provide an analysis of our net interest income, including average yields and rates in Tables 2 and 3 below.  We provide this information on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments.

In 2016, our taxable equivalent net interest income increased $2.0 million, or 2.6%.  This follows an increase of $1.9 million, or 2.5%, in 2015, and a decrease of $3.2 million, or 4.1%, in 2014.  The year over year increases in 2015 and 2016 were driven primarily by growth in the loan and investment portfolios and, specific to 2016, one additional calendar day. These increases were partially offset by generally lower loan rates.

For 2016, taxable equivalent interest income increased $1.9 million, or 2.3%, over 2015.  In 2015, taxable equivalent interest income increased $1.6 million, or 2.0%, over 2014.  The increases in both comparisons were primarily due to higher balances in the loan and investment portfolios, partially offset by lower yields on new loan production and loan portfolio repricing.

While total interest income has increased, the average yield on interest earning assets has declined seven basis points in each of the last two years due to the lower average yield in the loan portfolio.

Interest expense decreased $118,000, or 3.6%, from 2015 to 2016, and $273,000, or 7.6%, from 2014 to 2015. Both declines were primarily attributable to lower interest expense on long-term debt which was paid off. The cost of funds declined one basis point in 2016 compared to 2015 primarily due to a lower cost of certificates of deposit and a favorable shift in the mix of interest bearing liabilities.  The lower cost of funds of two basis points in 2015 compared to 2014 was a result of both certificates of deposit repricing to lower rates and rate reductions on other non-maturity deposits.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased seven basis points in 2016 compared to 2015 and declined four basis points in 2015 compared to 2014. The decrease in both years was primarily attributable to the adverse impact of lower rates on the loan portfolio, which more than offset the repricing of our deposit base.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) of 3.25% in 2016 was six basis points lower than the 3.31% recorded in 2015. The net interest margin in 2015 was five basis points lower than the 3.36% reported in 2014. In 2016, the yield on earning assets declined seven basis points compared to 2015, as the adverse impact of loan portfolio repricing and lower fees was partially offset by a decline in the cost of funds of one basis point. In 2015, the yield on earning assets declined seven basis points compared to 2014, and was partially offset by a decline in the cost of funds of two basis points.

The net interest margin for the fourth quarter of 2016 was 3.34%, an increase of 11 basis points over the third quarter of 2016 and a decrease of three basis points from the fourth quarter of 2015.  The increase in the margin compared to the third quarter of 2016 was due to growth in our loan and investment portfolios, in addition to $0.5 million in net interest recoveries.  The decrease in the margin compared to the fourth quarter of 2015 was primarily attributable to lower loan yields.

Although the low interest rate environment continues to put downward pressure on our net interest income, we have been successful in increasing our net interest income year-over-year. The Federal Open Market Committee (FOMC) increased the federal funds rate 25 basis points to a target rate of 75 basis points in December 2016, alleviating some of this pressure as we enter 2017, particularly in our variable rate loans. However, aggressive lending competition in all markets continues to impact the pricing for loans. Low rates and competition, collectively, continue to impact our loan yields.

Various loan strategies, which align with our overall risk appetite, continue to be reviewed and implemented to enhance our performance.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has historically produced fairly consistent outcomes, and in normalized rate environments, a net interest margin that is significantly above peer comparisons.

Table 2
AVERAGE BALANCES AND INTEREST RATES

	2016			2015			2014
	Average		Average	Average		Average	Average		Average
(Taxable Equivalent Basis - Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,542,232	$73,417	4.76%	$1,474,833	$73,436	4.98%	$1,414,000	$73,637	5.21%
Taxable Investment Securities	586,284	6,317	1.08	530,297	5,223	0.98	362,393	3,423	0.91
Tax-Exempt Investment Securities(2)	91,059	1,327	1.46	81,748	1,005	1.23	91,324	722	0.79
Funds Sold	212,817	1,104	0.52	237,976	632	0.27	369,906	933	0.25
Total Earning Assets	2,432,392	82,165	3.38%	2,324,854	80,296	3.45%	2,237,623	78,715	3.52%
Cash & Due From Banks	47,447			48,195			45,367
Allowance for Loan Losses	(14,080)			(15,876)			(21,234)
Other Assets	286,550			302,144			302,420
TOTAL ASSETS	$2,752,309			$2,659,317			$2,564,176

LIABILITIES
NOW Accounts	$779,764	$292	0.04%	$747,297	$254	0.03%	$715,846	$318	0.04%
Money Market Accounts	256,265	120	0.05	257,920	134	0.05	273,092	190	0.07
Savings Accounts	292,326	144	0.05	255,397	126	0.05	227,215	112	0.05
Other Time Deposits	168,741	323	0.19	186,944	430	0.23	206,136	479	0.23
Total Interest Bearing Deposits	1,497,096	879	0.06%	1,447,558	944	0.07%	1,422,289	1,099	0.08%
Short-Term Borrowings	36,762	148	0.40	58,481	59	0.10	44,403	78	0.18
Subordinated Notes Payable	55,729	1,434	2.53	62,887	1,368	2.14	62,887	1,328	2.08
Other Long-Term Borrowings	23,880	728	3.05	29,698	936	3.15	33,727	1,075	3.19
Total Interest Bearing Liabilities	1,613,467	3,189	0.20%	1,598,624	3,307	0.21%	1,563,306	3,580	0.23%
Noninterest Bearing Deposits	785,689			715,883			671,188
Other Liabilities	74,818			69,666			46,603
TOTAL LIABILITIES	2,473,974			2,384,173			2,281,097

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	278,335			275,144			283,079

TOTAL LIABILITIES & EQUITY	$2,752,309			$2,659,317			$2,564,176

Interest Rate Spread			3.18%			3.25%			3.29%
Net Interest Income		$78,976			$76,989			$75,135
Net Interest Margin(3)			3.25%			3.31%			3.36%

(1) Average balances include nonaccrual loans. Interest income includes loan fees of $0.8 million for 2016, $1.4 million for 2015, and $1.6 million for 2014.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3) Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS (1)

	2016 vs. 2015				2015 vs. 2014
(Taxable Equivalent Basis -	Increase (Decrease) Due to Change In				Increase (Decrease) Due to Change In
Dollars in Thousands)	Total	Calendar(3)	Volume	Rate	Total	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$(19)	$201	$3,155	$(3,375)	$(201)	$3,168	$(3,369)
Investment Securities:
Taxable	1,094	14	537	543	1,800	1,586	214
Tax-Exempt(2)	322	3	111	208	283	(76)	359
Funds Sold	472	2	(69)	539	(301)	(333)	32
Total	1,869	220	3,734	(2,085)	1,581	4,345	(2,764)

Interest Bearing Liabilities:
NOW Accounts	38	1	10	27	(64)	14	(78)
Money Market Accounts	(14)	-	(1)	(13)	(56)	(11)	(45)
Savings Accounts	18	-	18	-	14	14	-
Time Deposits	(107)	1	(43)	(65)	(49)	(45)	(4)
Short-Term Borrowings	89	-	(22)	111	(19)	25	(44)
Subordinated Notes Payable	66	4	(160)	222	40	-	40
Other Long-Term Borrowings	(208)	3	(186)	(25)	(139)	(128)	(11)
Total	(118)	9	(384)	257	(273)	(131)	(142)

Changes in Net Interest Income	$1,987	$211	$4,118	$(2,342)	$1,854	$4,476	$(2,622)

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

(3)	Reflects change due to one extra calendar day in 2016.

Provision for Loan Losses

The provision for loan losses was $0.8 million in 2016 compared to $1.6 million in 2015 and $1.9 million in 2014. The decline in the provision for all periods reflected favorable problem loan migration and lower net loan losses, partially offset by growth in the loan portfolio.  We discuss these trends in further detail below under Risk Element Assets and Allowance for Loan Losses.

Noninterest Income

For 2016, noninterest income totaled $53.7 million, a $0.4 million, or 0.8%, decrease from 2015, primarily attributable to lower deposit fees of $1.3 million and wealth management fees of $0.5 million, partially offset by higher other income of $0.8 million and mortgage banking fees of $0.6 million.  The decrease in deposit fees reflected lower overdraft service fees attributable to a reduction in accounts using this service as well as lower utilization by existing users.  The reduction in wealth management fees generally reflected lower trading volume by our retail brokerage clients.  The favorable variance in other income primarily reflected a $2.5 million gain from the partial retirement of our TRUPs in 2016, partially offset by higher BOLI income of $1.7 million in 2015.  Strong residential home sales activity in our markets and further expansion into the Gainesville, Florida market drove the improvement in mortgage banking fees.

For 2015, the $1.5 million, or 3.0%, increase over 2014 reflected higher other income of $1.7 million, mortgage banking fees $1.5 million, and bank card fees of $0.4 million, partially offset by lower deposit fees of $1.7 million, wealth management fees of $0.3 million and data processing fees of $0.1 million.  Stronger new home purchase originations drove the increase in mortgage banking fees.  The receipt of BOLI proceeds drove the increase in other income.  Lower overdraft fees drove the reduction in deposit fees.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 40.78% in 2016, 41.47% in 2015, and 41.30% in 2014.

The table below reflects the major components of noninterest income.

(Dollars in Thousands)	2016	2015	2014
Deposit Fees	$21,332	$22,608	$24,320
Bank Card Fees	11,221	11,278	10,892
Wealth Management Fees	7,029	7,533	7,808
Mortgage Banking Fees	5,192	4,539	3,082
Other	8,907	8,133	6,434
Total Noninterest Income	$53,681	$54,091	$52,536

Various significant components of noninterest income are discussed in more detail below.

Deposit Fees.  For 2016, deposit fees (service charge fees, insufficient fund/overdraft fees (“NSF/OD”), and business account analysis fees) totaled $21.3 million compared to $22.6 million in 2015 and $24.3 million in 2014.  The $1.3 million, or 5.6%, decrease in 2016 and the $1.7 million, or 7.0% decrease in 2015, were due to a lower level of NSF/OD fees attributable to a reduction in the number of accounts using our overdraft protection service and lower utilization by existing users reflecting improved financial management by our clients.

Bank Card Fees.  Bank card fees totaled $11.2 million in 2016 compared to $11.3 million in 2015 and $10.9 million in 2014.  The $0.1 million, or 0.5%, decrease in 2016 primarily reflected lower fees for debit card PIN transactions partially offset by higher fees for debit card signature transactions and credit card interchange fees.  The lower level of fees for debit card PIN transactions reflected a continuing trend of card accepting merchants steering card transactions to the lowest cost card processor, thus reducing our interchange share.  We continue to evaluate strategic opportunities to grow both debit card and credit card interchange revenue.

Wealth Management Fees.  Wealth management fees including both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $7.0 million in 2016 compared to $7.5 million in 2015 and $7.8 million in 2014.  The $0.5 million, or 6.7%, decrease in 2016 reflected lower transaction activity by our retail brokerage clients and the $0.3 million, or 3.5%, decrease in 2015 was attributable to a lower level of assets under management.  At December 31, 2016, total assets under management were approximately $1.192 billion compared to $1.139 billion at December 31, 2015 and $1.278 billion at December 31, 2014.

Mortgage Banking Fees.  Mortgage banking fees totaled $5.2 million in 2016 compared to $4.5 million in 2015 and $3.1 million in 2014.  The $0.6 million, or 14.4%, increase in 2016 reflected continued strong home purchase activity in our markets and to a lesser extent growth in market share in our Gainesville, Florida market.  The $1.5 million, or 47.3%, increase in 2015 was also due to strong home purchase originations.  Refinancing activity represented 20% of our loan production in 2016 compared to 18% and 14% for 2015 and 2014, respectively.  Market conditions, housing activity, the level of interest rates and the mix of our fixed-rate and variable rate production have significant impacts on our mortgage banking fees.

Other.  Other noninterest income totaled $8.9 million in 2016 compared to $8.1 million in 2015 and $6.4 million in 2014.  The increase in 2016 reflected a $2.5 million gain from the partial retirement of our TRUPs, partially offset by higher BOLI income of $1.7 million in 2015.  The increase in 2015 reflected the receipt of $1.7 million in BOLI proceeds.

Noninterest Expense

For 2016, noninterest expense totaled $113.2 million, a decrease of $2.1 million, or 1.8%, from 2015 reflective of lower OREO expense of $1.3 million, other expense (excluding OREO expenses) of $0.9 million and compensation expense of $0.4 million, partially offset by higher occupancy expense of $0.5 million.  Lower carrying costs drove the reduction in OREO expense.  The reduction in other expense was primarily attributable to lower FDIC insurance fees, professional fees, and legal fees, partially offset by higher telephone expense and advertising expense.  The decrease in compensation reflected a higher level of deferred loan cost (which reduces salary expense) partially offset by higher associate benefit expense, primarily stock compensation expense.  The increase in occupancy expense was primarily due to higher depreciation expense reflective of technology investments in our banking offices and security infrastructure, and to a lesser extent higher maintenance costs for building and furniture/equipment.

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

Our operating efficiency ratio (expressed as noninterest expense as a percent of taxable equivalent net interest income plus noninterest income) was 85.34%, 87.94% and 89.68% in 2016, 2015 and 2014, respectively.  Higher operating revenues (net interest income) and lower operating expenses drove the improvement in the ratio for 2016.  The improvement in 2015 primarily reflected higher operating revenues (primarily net interest income and BOLI proceeds).

Expense management is an important part of our culture and strategic focus and we will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

(Dollars in Thousands)	2016	2015	2014
Salaries	$47,610	$48,263	$48,896
Associate Benefits	17,374	17,151	13,319
Total Compensation	64,984	65,414	62,215

Premises	9,047	9,015	9,126
Equipment	9,249	8,723	8,692
Total Occupancy	18,296	17,738	17,818

Legal Fees	2,311	2,506	3,187
Professional Fees	3,424	3,788	3,732
Processing Services	6,471	6,540	6,062
Advertising	1,702	1,391	1,461
Travel and Entertainment	889	901	900
Printing and Supplies	710	825	865
Telephone	2,296	1,976	1,903
Postage	891	996	1,147
Insurance – Other	2,060	2,737	2,934
Other Real Estate	3,649	4,971	6,811
Miscellaneous	5,531	5,490	5,323
Total Other Expense	29,934	32,121	34,325

Total Noninterest Expense	$113,214	$115,273	$114,358

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $65.0 million in 2016, $65.4 million in 2015, and $62.2 million in 2014.  For 2016, the $0.4 million, or 0.7%, decrease from 2015 was attributable to lower salary expense of $0.6 million partially offset by higher associate benefit expense of $0.2 million.  The decrease in salary expense was attributable to higher deferred loan cost amortization (which is accounted for as a credit offset to salary expense).  The increase in associate benefit expense was primarily due to higher stock compensation expense tied to financial performance which improved in 2016.

For 2015, the $3.2 million, or 5.1%, increase from 2014 was attributable to higher associate benefit expense of $3.8 million partially offset by lower salary expense of $0.6 million.  The increase in associate benefit expense reflected higher pension plan expense of $4.0 million and associate insurance expense of $0.2 million, partially offset by lower stock compensation expense of $0.4 million.  The higher level of pension plan expense was attributable to the utilization of a lower discount rate (attributable to lower long-term rates at the end of 2014) for determining pension plan liabilities.  Revision to the mortality tables used to calculate pension plan liabilities also contributed to the increase, but to a lesser extent.  Pension plan expense is determined by an external actuarial valuation based on assumptions that are evaluated annually, taking into consideration both current market conditions and anticipated long-term market conditions.  A discussion of the sensitivity to these assumptions is detailed in the Critical Accounting Policy section of this report.  Rising health care costs contributed to the increase in associate insurance expense.  A lower level of goal achievement for both our executive and company-wide stock incentive plans drove the reduction in stock compensation expense.  The decrease in salary expense was attributable to higher deferred loan cost amortization (which is accounted for as a credit offset to salary expense), partially offset by higher salary expense reflective of merit raises given during the year.

Occupancy.  Occupancy expense (including premises and equipment) totaled $18.3 million for 2016, $17.7 million for 2015, and $17.8 million for 2014.  For 2016, the $0.6 million, or 3.1%, increase was primarily due to higher depreciation expense related to technology investments in our banking offices and security infrastructure, and to a lesser extent higher maintenance costs for building and furniture/equipment.  For 2015, the $0.1 million, or 0.5%, decrease from 2014 reflected lower premises expense, primarily lower building maintenance and repair costs.

Other.  Other noninterest expense totaled $29.9 million in 2016, $32.1 million in 2015, and $34.3 million in 2014.  For 2016, the decrease was primarily attributable to lower OREO expense of $1.3 million, FDIC insurance fees of $0.7 million, legal fees of $0.2 million, and professional fees of $0.4 million, partially offset by higher telephone expense of $0.3 million and advertising expense of $0.3 million. Lower property carrying costs drove the reduction in OREO expense.  The reduction in FDIC insurance fees was attributable to the revision of the FDIC fee structure in the third quarter of 2016.  The decrease in professional fees reflected a lower level of consulting and other professional fees.  Legal fees declined due to a lower level of legal support needed for problem loan resolutions.  The increase in telephone expense was attributable to the implementation of a new telephone system during 2016 and the need to run dual circuits for a period of time while the system was phased in.  An increased level of product advertising drove the increase in advertising expense.

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

Income Taxes

For 2016, we realized income tax expense of $5.9 million (33% effective rate) compared to $4.5 million (33% effective rate) for 2015 and $1.7 million (15% effective rate) for 2014.  Receipt of BOLI proceeds in 2015 was tax-exempt; therefore our effective tax rate was favorably impacted.  Income taxes for 2014 were favorably impacted by a $2.2 million state tax benefit attributable to an adjustment in our reserve for uncertain tax positions associated with the full resolution of prior year matters.  Absent future discrete events, we anticipate our effective income tax rate to be within a range of 34%-35%.

FINANCIAL CONDITION

Average assets totaled approximately $2.752 billion for the year 2016, an increase of $93.0 million, or 3.5%, over 2015.  Average interest earning assets were approximately $2.432 billion for the year 2016, an increase of $107.5 million, or 4.6% over 2015.     Year-over-year, average overnight funds decreased $25.2 million, while investment securities increased $65.3 million and average gross loans were higher by $67.4 million.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our interest earning assets over the last three years.

Loans

In 2016, average loans increased $67.4 million, or 4.6%, compared to an increase of $60.8 million, or 4.3%, in 2015.  Loans as a percentage of average earning assets were unchanged in 2016 compared to 2015 at 63.4%, and increased slightly over 2014 levels of 63.2%. Year-over-year average balances in the loan portfolio experienced increases in all loan categories except commercial mortgages. The largest increases occurred in the commercial loan category, primarily tax-free loans, and consumer loans.

We continue to make minor modifications on some of our lending programs to try to mitigate the significant impact that consumer and business deleveraging is having on our portfolio.  We believe these modifications are prudent and do not compromise our credit standards or significantly increase our interest rate risk. These programs, coupled with economic improvements in our anchor markets, have helped to increase overall production.

We originate mortgage loans secured by 1-4 family residential properties through our Residential Real Estate line of business, a majority of which are fixed-rate loans that are sold into the secondary market to third party purchasers on a best efforts delivery basis with servicing released.  A majority of our adjustable rate loans are retained in our loan portfolio.

Table 4
SOURCES OF EARNING ASSET GROWTH

	2015 to	Percentage	Components of
	2016	Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2016	2015	2014
Loans:
Commercial, Financial, and Agricultural	$50,378	47.0%	8.5%	6.8%	5.9%
Real Estate – Construction	4,509	4.0	2.1	2.0	1.8
Real Estate – Commercial Mortgage	(10,657)	(10.0)	20.3	21.7	23.1
Real Estate – Residential	2,075	2.0	12.5	13.0	14.1
Real Estate – Home Equity	4,141	4.0	9.6	9.9	10.1
Consumer	16,953	16.0	10.4	10.1	8.2
Total Loans	$67,399	63.0%	63.4%	63.5%	63.2%

Investment Securities:
Taxable	$55,987	52.0%	24.1%	22.8%	16.2%
Tax-Exempt	9,311	9.0	3.8	3.5	4.1
Total Securities	65,298	61.0	27.9	26.3	20.3

Funds Sold	(25,159)	(24.0)	8.7	10.2	16.5

Total Earning Assets	$107,538	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio decreased to 67.6% in 2016 from 68.2% in 2015.  The lower loan-to-deposit ratio reflects strong growth in core deposits relative to increases in average loan balances.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5.  Table 6 arrays our total loan portfolio as of December 31, 2016, by maturity period.  As a percentage of the total portfolio, loans with fixed interest rates represented 35.7% as of December 31, 2016, compared to 34.3% on December 31, 2015. The higher ratio was primarily due to increases in consumer indirect and tax-free loans, which while having a fixed rate, typically have a shorter duration.

Table 5
LOANS BY CATEGORY

(Dollars in Thousands)	2016	2015	2014	2013	2012
Commercial, Financial and Agricultural	$216,404	$179,816	$136,925	$126,607	$139,850
Real Estate – Construction(1)	59,147	47,402	43,472	36,187	43,740
Real Estate – Commercial Mortgage	503,978	499,813	510,120	533,871	613,625
Real Estate – Residential(1)	291,691	301,299	304,781	315,582	329,947
Real Estate – Home Equity	236,512	233,901	229,572	227,922	236,263
Consumer	264,443	241,676	217,192	159,500	157,877
Total Loans, Net of Unearned Income	$1,572,175	$1,503,907	$1,442,062	$1,399,669	$1,521,302

(1) Includes loans held for sale

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$56,229	$115,610	$44,565	$216,404
Real Estate – Construction	54,282	1,996	2,869	59,147
Real Estate – Commercial Mortgage	62,154	79,413	362,411	503,978
Real Estate – Residential	22,619	31,853	237,219	291,691
Real Estate – Home Equity	3,508	52,596	180,408	236,512
Consumer(1)	13,066	237,706	13,671	264,443
Total	$211,858	$519,174	$841,143	$1,572,175
Loans with Fixed Rates	$83,424	$386,835	$91,560	$561,819
Loans with Floating or Adjustable Rates	128,434	132,339	749,583	1,010,356
Total	$211,858	$519,174	$841,143	$1,572,175

(1)Demand loans and overdrafts are reported in the category of one year or less.

Risk Element Assets

Risk element assets consist of nonaccrual loans, OREO, troubled debt restructurings (“TDRs”), past due loans, potential problem loans, and loan concentrations.  Table 7 depicts certain categories of our risk element assets as of December 31st for each of the last five years.  Activity within our nonperforming asset portfolio is provided below in Table 8.

Nonperforming assets (nonaccrual loans and OREO) totaled $19.2 million at December 31, 2016 compared to $29.6 million at December 31, 2015.  Nonaccrual loans totaled $8.5 million at December 31, 2016, a decrease of $1.8 million from December 31, 2015.  Nonaccrual loan additions totaled $13.1 million for 2016 compared to $15.7 million for 2015.  The balance of OREO totaled $10.6 million at December 31, 2016, a decrease of $8.6 million from December 31, 2015.  For 2016, we disposed of properties totaling $10.3 million compared to $20.2 million in 2015.  Nonperforming assets represented 0.67% of total assets as of December 31, 2016 compared to 1.06% as of December 31, 2015.

Table 7
RISK ELEMENT ASSETS

(Dollars in Thousands)	2016	2015	2014	2013	2012
Nonaccruing Loans:
Commercial, Financial and Agricultural	$468	$96	$507	$188	$1,069
Real Estate – Construction	311	97	424	426	4,071
Real Estate – Commercial Mortgage	3,410	4,191	5,806	25,227	41,045
Real Estate – Residential	2,330	4,739	6,737	6,440	13,429
Real Estate – Home Equity	1,774	1,017	2,544	4,084	4,034
Consumer	240	165	751	599	574
Total Nonperforming Loans (“NPLs”)(1)	$8,533	$10,305	$16,769	$36,964	$64,222
Other Real Estate Owned	10,638	19,290	35,680	48,071	53,426
Total Nonperforming Assets (“NPAs”)	$19,171	$29,595	$52,449	$85,035	$117,648
Past Due Loans 30 – 89 Days	$6,438	$5,775	$6,792	$7,746	$9,934
Performing Troubled Debt Restructurings	$38,233	$35,634	$44,409	$44,764	$47,474

Nonperforming Loans/Loans	0.54%	0.69%	1.16%	2.64%	4.22%
Nonperforming Assets/Total Assets	0.67	1.06	2.00	3.26	4.47
Nonperforming Assets/Loans Plus OREO	1.21	1.94	3.55	5.87	7.47
Allowance/Nonperforming Loans	157.40%	135.40%	104.60%	62.48%	45.42%

(1) Nonaccrual TDRs totaling $1.7 million, $2.7 million, and $2.2 million are included in nonaccrual/NPL totals for
December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Table 8
NONPERFORMING ASSET ACTIVITY

(Dollars in Thousands)	2016	2015
NPA Beginning Balance:	$29,595	$52,449
Change in Nonaccrual Loans:
Beginning Balance	10,305	16,769
Additions	13,065	15,715
Charge-Offs	(2,783)	(4,726)
Transferred to OREO	(3,718)	(4,627)
Paid Off/Payments	(3,153)	(6,293)
Restored to Accrual	(5,183)	(6,533)
Ending Balance	8,533	10,305

Change in OREO:
Beginning Balance	19,290	35,680
Additions(1)	4,016	5,752
Valuation Write-downs	(2,363)	(1,713)
Sales	(10,305)	(20,155)
Other	-	(274)
Ending Balance	10,638	19,290

NPA Net Change	(10,424)	(22,854)
NPA Ending Balance	$19,171	$29,595

(1) The difference in OREO additions and nonaccrual loans transferred to OREO represents loans migrating to OREO status that were not in a nonaccrual status in prior period.

Nonaccrual Loans.  Nonaccrual loans totaled $8.5 million at December 31, 2016, a decrease of $1.8 million from December 31, 2015.  Gross additions to nonaccrual status during 2016 totaled $13.1 million compared to $15.7 million in 2015.  The commercial real estate and residential real estate categories realized the largest declines.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or management deems the collectability of the principal and interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.  If interest on our loans classified as nonaccrual during 2016 had been recognized on a fully accruing basis, we would have recorded an additional $0.5 million of interest income for the year ended December 31, 2016.

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

OREO totaled $10.6 million at December 31, 2016 versus $19.3 million at December 31, 2015.  During 2016, we added properties totaling $4.0 million and partially or completely liquidated properties totaling $10.3 million.  Revaluation adjustments for OREO properties during 2016 totaled $2.4 million and were charged to noninterest expense when realized.  For 2015, we added properties totaling $5.8 million and partially or completely liquidated properties totaling $20.2 million.  Revaluation adjustments for OREO properties during 2015 totaled $1.7 million and were charged to noninterest expense when realized.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2016	2015
Lots/Land	$7,052	$11,718
Residential 1-4	1,035	2,221
Commercial Building	1,551	4,137
Other	1,000	1,214
Total OREO	$10,638	$19,290

Troubled Debt Restructurings.  TDRs are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified and deemed a concession to the borrower.  From time to time we will modify a loan as a workout alternative.  Most of these instances involve an extension of the loan term, an interest rate reduction, or a principal moratorium.  A TDR classification can be removed if the borrower’s financial condition improves such that the borrower is no longer in financial difficulty, the loan has not had any forgiveness of principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan.

Loans classified as TDRs at December 31, 2016 totaled $40.0 million compared to $38.3 million at December 31, 2015.  Accruing TDRs made up approximately $38.2 million, or 96%, of our TDR portfolio at December 31,  2016 of which $1.5 million was over 30 days past due.  The weighted average rate for the loans within the accruing TDR portfolio is 5.2%.  During 2016, we modified 14 loan contracts totaling approximately $5.8 million.  Our TDR default rate (default balance as a percentage of average TDRs) during 2016 and 2015 was 4% for each respective year.

The composition of our TDR portfolio as of December 31 is provided in the table below.

	2016		2015
(Dollars in Thousands)	Accruing	Nonaccruing(1)	Accruing	Nonaccruing(1)
Commercial, Financial and Agricultural	$772	$40	$897	$-
Real Estate – Commercial Mortgage	20,673	1,259	16,621	1,070
Real Estate – Residential	13,969	444	14,979	1,582
Real Estate – Home Equity	2,647	-	2,914	-
Consumer	172	-	223	35
Total TDRs	$38,233	$1,743	$35,634	$2,687

(1) Nonaccruing TDRs are included in nonaccrual/NPL totals and NPA/NPL ratio calculations.

Activity within our TDR portfolio is provided in the table below.

(Dollars in Thousands)	2016	2015
TDR Beginning Balance:	$38,321	$49,154
Additions	5,808	3,317
Charge-Offs	(64)	(1,580)
Paid Off/Payments	(2,735)	(6,084)
Removal Due to Change in TDR Status	(710)	(4,906)
Transferred to OREO	(644)	(1,580)
TDR Ending Balance	$39,976	$38,321

Past Due Loans.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due.  Past due loans at December 31, 2016 totaled $6.4 million compared to $5.8 million at December 31, 2015.

Potential Problem Loans.  Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms.  At December 31, 2016, we had $2.0 million in loans of this type which are not included in either of the nonaccrual, TDR or 90 day past due loan categories compared to $3.6 million at December 31, 2015.  Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations.  Loan concentrations exist when there are amounts loaned to multiple borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans.  Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of the loan portfolio has historically been secured with real estate, approximately 69% at December 31, 2016 and 72% at December 31, 2015.  The primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At December 31, 2016, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 32.1% and 33.6%, respectively, of the total loan portfolio.

The following table summarizes our real estate loan portfolio as segregated by the type of property.  Property type concentrations are stated as a percentage of December 31st total real estate loans.

	2016		2015
	Investor Real Estate	Owner Occupied Real Estate	Investor Real Estate	Owner Occupied Real Estate
Vacant Land, Construction, and Land Development	10.7%	-	10.5%	-
Improved Property	22.2	67.1%	22.2	67.3%
Total Real Estate Loans	32.9%	67.1%	32.7%	67.3%

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-collection than certain segments of the investor category.  Approximately 65% of the land/construction category was secured by residential real estate at December 31, 2016.

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

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis.  The allowance consists of two components.  The first component consists of amounts reserved for impaired loans.  A loan is deemed impaired when, based on current information and events, it is probable that the bank will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement.  Loans are monitored for potential impairment through our ongoing loan review procedures and portfolio analysis.  Classified loans and past due loans over a specific dollar amount, and all troubled debt restructurings are individually evaluated for impairment.

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

For 2016, our net charge-offs totaled $1.3 million, or 0.09%, of average loans, compared to $5.2 million, or 0.35%, for 2015, and $7.5 million, or 0.53%, for 2014.  The decrease in 2016 was attributable to both a lower level of gross loan charge-offs and a higher level of loan recoveries.  We continue to realize favorable problem loan migration and were very successful during 2016 in our loan loss collection efforts.  As borrowers have recovered financially from the great recession period of 2008-2013, we have received payments from prior year loan losses as consumers and investors seek to remove judgments and collections from their records in order to borrow money and acquire assets.  The decrease in 2015 was primarily attributable to a $2.5 million decline in commercial real estate loan charge-offs.  As of December 31, 2016, the allowance for loan losses of $13.4 million was 0.86% of outstanding loans (net of overdrafts) and provided coverage of 157% of nonperforming loans compared to 0.93% and 135%, respectively, as of December 31, 2015, and 1.22% and 105%, respectively, at December 31, 2014.

Table 10 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years.

The reduction in the allowance for loan losses from both periods December 31, 2015 to December 31, 2016 and December 31, 2014 to December 31, 2015, was primarily attributable to a decline in general reserves reflective of favorable problem loan migration and continued improvement in credit quality metrics.  A decrease in our impaired loan balance and related reserves contributed to a lesser extent and reflected slower inflow and successful resolutions, as well as lower loss content.  During 2015 and 2016, growth in the loan portfolio and related general reserves partially offset the aforementioned reductions due to favorable problem loan migration.  It is management’s opinion that the allowance at December 31, 2016 is adequate to absorb probable losses inherent in the loan portfolio.

Table 9
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)	2016		2015		2014		2013		2012
Balance at Beginning of Year	$13,953		$17,539		$23,095		$29,167		$31,035
Charge-Offs:
Commercial, Financial and Agricultural	861		1,029		871		748		822
Real Estate – Construction	-		-		28		1,070		629
Real Estate – Commercial	349		1,250		3,788		3,651		6,031
Real Estate – Residential	899		1,852		2,160		3,835		9,719
Real Estate – Home Equity	450		1,403		1,379		1,159		2,896
Consumer	2,127		1,901		1,820		1,751		2,125
Total Charge-Offs	4,686		7,435		10,046		12,214		22,222

Recoveries:
Commercial, Financial and Agricultural	337		239		214		209		290
Real Estate – Construction	-		-		9		1		43
Real Estate – Commercial	408		183		468		363		682
Real Estate – Residential	1,231		705		752		838		1,291
Real Estate – Home Equity	409		136		141		294		399
Consumer	960		992		1,001		965		1,483
Total Recoveries	3,345		2,255		2,585		2,670		4,188

Net Charge-Offs	1,341		5,180		7,461		9,544		18,034

Provision for Loan Losses	819		1,594		1,905		3,472		16,166

Balance at End of Year	$13,431		$13,953		$17,539		$23,095		$29,167

Ratio of Net Charge-Offs to Average Loans Outstanding	0.09%		0.35%		0.53%		0.66%		1.16%

Allowance for Loan Losses as a Percent of Loans at End of Year	0.86%		0.93%		1.22%		1.65%		1.93%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	10.02	x	2.69	x	2.35	x	2.42	x	1.62	x

Table 10
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2016		2015		2014		2013		2012
(Dollars in Thousands)	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans
Commercial, Financial and Agricultural	$1,198	13.8%	$905	12.0%	$784	9.5%	$699	9.0%	$1,253	9.2%
Real Estate:
Construction	168	3.7	101	3.1	843	3.0	1,580	2.6	2,856	2.9
Commercial	4,315	32.1	4,498	33.2	5,287	35.4	7,710	38.1	11,081	40.3
Residential	3,445	18.6	4,409	20.0	6,520	21.1	9,073	22.6	8,678	21.7
Home Equity	2,297	15.0	2,473	15.6	2,882	15.9	3,051	16.3	2,945	15.5
Consumer	2,008	16.8	1,567	16.1	1,223	15.1	982	11.4	1,327	10.4
Not Allocated	-	-	-	-	-	-	-	-	1,027	-

Total	$13,431	100.0%	$13,953	100.0%	$17,539	100.0%	$23,095	100.0%	$29,167	100.0%

Investment Securities

In 2016, our average investment portfolio increased $65.3 million, or 10.7%, from 2015 and increased $158.3 million, or 34.9%, from 2014 to 2015.  As a percentage of average earning assets, the investment portfolio represented 27.8% in 2016, compared to 26.3% in 2015.  In both 2015 and 2016, we strategically grew the portfolio to better deploy our liquidity. In 2017, we will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy. A relatively short investment portfolio offers the flexibility to provide additional liquidity from maturing bonds, if necessary.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”).  In 2015 and 2016, securities were purchased under both the AFS and HTM designations. As of December 31, 2016, $522.7 million, or 74.7% of the investment portfolio was classified as AFS, with the remaining $177.4 million, or 25.3%, classified as HTM. At December 31, 2015, the AFS and HTM portfolio comprised 70.6% and 29.4%, respectively.

In 2016, average taxable investments increased $56.0 million, or 10.6%, while tax-exempt investments increased $9.3 million, or 11.4%.  Both taxable and non-taxable investments increased as part of our overall investment strategy in 2016. High quality, short-term taxable and non-taxable bonds offered attractive yields during the year, resulting in favorable repricing in the investment portfolio. At December 31, 2016, municipal securities (taxable and non-taxable) comprised 14.7% of the portfolio. Management will continue to purchase municipal issues as they become available and when it considers the yield to be attractive.

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

At December 31, 2016, there were 396 positions (combined AFS and HTM) with unrealized losses totaling $2.3 million. Of the 396 positions, 115 were Ginnie Mae mortgage-backed securities (“GNMA”), U.S. Treasuries, or Small Business Administration (“SBA”) securities with an unrealized loss of $1.7 million ($640,000, $930,000, and $150,000, respectively), all of which carry the full faith and credit guarantee of the U.S. Government.  SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 115 positions, there were 11 GNMA positions and 16 SBA positions in an unrealized loss position for longer than 12 months, and have unrealized losses of $39,000 and $34,000, respectively.  There were 19 agency positions with an unrealized loss of $0.2 million. The remaining 262 positions in an unrealized loss position were municipal bonds that were pre-refunded, or rated “AA-“or better, with unrealized losses of $0.4 million. Of these 262 positions, one was in an unrealized loss position greater than 12 months, with an unrealized loss of $1,000.  None of these positions with unrealized losses are considered impaired, and all are expected to mature at par. At December 31, 2016, approximately 87% of the total investment portfolio was government guaranteed.

The average maturity of the total portfolio at December 31, 2016 was 1.85 years, unchanged from December 31, 2015.  Balances increased primarily in U.S. Treasury, SBA, and GNMA securities, with the remaining asset classes being unchanged or lower compared to the prior year.  The average life of the investment portfolio was unchanged as bonds purchased offset the natural aging of the existing portfolio, resulting in an immaterial change to the average life year-over-year.  U.S. Treasury, SBA, and GNMA securities are all 0% risk weighted.  We continue to invest in short-duration, high quality bonds.  See Table 12 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2016 was 1.22% versus 1.08% in 2015.  This favorable yield reflects the reinvestment of proceeds at slightly higher market rates during 2016.  Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any state, municipality, political subdivision or any other issuer that exceed 10% of our shareowners’ equity at December 31, 2016.

Table 12 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield at December 31.

Table 11

INVESTMENT SECURITES BY CATEGORY

	2016		2015		2014
(Dollars in Thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for Sale
U.S. Government Treasury	$286,278	40.9%	$250,346	39.2%	$186,031	36.8%
U.S. Government Agency	131,640	18.8	101,824	15.9	96,097	19.0
States and Political Subdivisions	94,839	13.5	88,362	13.8	48,388	9.6
Mortgage-Backed Securities	1,430	0.2	1,901	0.3	2,287	0.5
Equity Securities	8,547	1.2	8,595	1.3	8,745	1.7
Total	522,734	74.7	451,028	70.6	341,548	67.6

Held to Maturity
U.S. Government Treasury	119,131	17.0	134,554	21.1	76,179	15.1
U.S. Government Agency	-	-	10,043	1.6	19,807	3.9
States and Political Subdivisions	8,175	1.2	15,693	2.5	26,716	5.3
Mortgage-Backed Securities	50,059	7.2	27,602	4.3	40,879	8.1
Total	177,365	25.3	187,892	29.4	163,581	32.4

Total Investment Securities	$700,099	100%	$638,920	100%	$505,129	100%

Table 12
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within 1 year		1 - 5 years		5 - 10 years		After 10 years		Total
(Dollars in Thousands)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)
Available for Sale
U.S. Government Treasury	$144,354	0.96%	$141,924	1.13%	$-	-%	$-	-%	$286,278	1.06%
U.S. Government Agency	4,955	0.82	126,685	1.03	-	-	-	-	131,640	1.02
States and Political Subdivisions	15,742	1.21	79,097	1.60	-	-	-	-	94,839	1.53
Mortgage-Backed Securities(1)	88	2.92	1,297	4.56	45	5.28	-	-	1,430	4.49
Other Securities(2)	-	-	-	-	-	-	8,547	5.25	8,547	5.25
Total	$165,139	1.01%	$349,003	1.21%	$45	5.28%	$8,547	5.25%	$522,734	1.21%

Held to Maturity
U.S. Government Treasury	$40,745	0.86%	$78,386	1.14%	$-	-%	$-	-%	$119,131	1.05%
States and Political Subdivisions	960	1.09	7,215	1.92	-	-	-	-	8,175	1.82
Mortgage-Backed Securities(1)	754	1.09	49,305	1.53	-	-	-	-	50,059	1.53
Total	$42,459	0.87%	$134,906	1.33%	$-	-%	$-	-%	$177,365	1.22%

Total Investment Securities	$207,598	0.98%	$483,909	1.24%	$45	5.28%	$8,547	5.25%	$700,099	1.21%

(1) Based on weighted-average life.
(2) Federal Home Loan Bank Stock, Federal Reserve Bank Stock and FNBB, Inc. Stock are included in this category for weighted average yield, but do not have stated maturities.
(3) Weighted average yield calculated based on current amortized cost balances – not presented on a tax equivalent basis.

Deposits and Funds Purchased

Average total deposits for 2016 were $2.283 billion; an increase of $119.3 million, or 5.5%, over 2015. Average deposits increased $70.0 million, or 3.3%, from 2014 to 2015.  Both year-over-year increases occurred in all deposit types except money market accounts and certificates of deposit.

The seasonal inflow of public funds started in the fourth quarter of 2016 and is expected to continue through the first quarter of 2017. Deposit levels remain strong and our mix of deposits continues to improve slightly as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.

                                                                                                                                                                                                                                                                                                                                                                                                                  We continue to closely monitor several metrics such as the sensitivity of our deposit rates, the Bank’s overall liquidity position, and competitor rates when pricing deposits. This strategy is consistent with previous rate cycles, and allows us to manage the mix of our deposits rather than compete on rate. We believe this enables us to maintain a low cost of funds – 13 basis points for the year 2016 and 14 basis points for the year 2015.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 13 reflects the shift in our deposit mix over the last year and Table 14 provides a maturity distribution of time deposits in denominations of $100,000 and over at December 31, 2016.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, FHLB advances (maturing in less than one year), and other borrowings, decreased $21.7 million, or 37.1% in 2016.  The lower balance was primarily attributable to decreases in repurchase agreements, partially offset by an increase in other borrowed funds. See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

We continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 13

SOURCES OF DEPOSIT GROWTH

	2015 to	Percentage	Components of
	2016	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2016	2015	2014
Noninterest Bearing Deposits	$69,806	58.6%	34.42%	33.1%	32.1%
NOW Accounts	32,467	27.2	34.16	34.5	34.2
Money Market Accounts	(1,655)	(1.4)	11.23	11.9	13.0
Savings	36,929	30.9	12.81	11.8	10.9
Time Deposits	(18,203)	(15.3)	7.39	8.7	9.8
Total Deposits	$119,344	100.0%	100.0%	100.0%	100.0%

Table 14
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 AND OVER

	2016
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$11,779	26.6%
Over three through six months	9,669	21.8
Over six through twelve months	17,908	40.5
Over twelve months	4,898	11.1
Total	$44,254	100.0%

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

It is management’s goal to structure the balance sheet so that net interest earnings at risk over 12-month and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by managing the mix of our core deposits, and by adjusting our rates to market conditions on a continuing basis. During 2016, instantaneous rate shocks of down 100 bp were outside of desired parameters due to limited repricing of deposits relative to the decline in rates.

Analysis.   Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution. In August 2016, the Board of Directors approved policy limits for a 24-month rate shock, which is also included in the table below.

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
December 31, 2016	10.7%	7.5%	4.4%	2.1%	-9.0%
December 31, 2015	8.2%	5.2%	2.6%	1.1%	-6.7%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
December 31, 2016	41.3%	30.5%	19.9%	10.5%	-14.3%
December 31, 2015	N/A	N/A	N/A	N/A	N/A

The Net Interest Income (“NII”) at Risk position improved for the period ending December 2016 compared to December 2015 for the 12-month shock for all rate scenarios with the exception of rates down 100bp.  The unfavorable change from the prior year-end in rates down 100bp reflected higher interest rates on the short-end of the Treasury curve compared to the prior year-end, while maintaining deposit rates relatively flat, resulting in increased exposure to falling rates.  The model indicates that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of 100bp will have a negative impact on the net interest margin. In addition, this analysis incorporates an instantaneous, parallel shock and assumes we move with market rates and do not lag our deposit rates.

All shock scenarios of net interest income at risk are within our prescribed policy limits with the exception of an instantaneous rate shock of -100bp over both a 12-month and 24-month period, which were -9.0% and -14.3% compared to limits of -7.50% and -10.0%, respectively. These metrics were out of compliance at year-end due to limited repricing of deposits relative to the decline in rates.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates on all of our cash flows by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which in theory approximates the fair value of our net assets.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY(1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
December 31, 2016	23.5%	18.6%	13.1%	7.3%	-19.7%
December 31, 2015	31.1%	24.7%	17.3%	9.4%	-26.2%

As of December 2016, the economic value of equity was more favorable in the down 100 bp scenario, and less favorable in the rising rate scenarios compared to December 2015. Although the down 100 bp rate scenario remains out of compliance as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to the reduction in discount rates used to value them, it improved over last year due to higher rates on the short end of the Treasury curve. To bring this metric into compliance with our policy limits in the down 100 bp scenario would require the bank to extend its asset duration which we do not believe is prudent given the current historically low interest rate environment.

As the interest rate environment and the dynamics of the economy continue to change, additional simulations will be analyzed to address not only the changing rate environment, but also the changing balance sheet mix, measured over multiple years, to help assess the risk to the Company.

(1)     Down 200, 300, and 400 bp rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to fund loan commitments, purchase securities, accommodate deposit withdrawals or repay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For the years ended December 31, 2016 and 2015, our principal source of funding has been our clients’ deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

As of December 31, 2016, we had the ability to generate approximately $1.201 billion in additional liquidity through all of our available resources beyond our overnight funds sold position.  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available.  A liquidity stress test is completed quarterly based on events that could potentially occur at the Bank with the results reported to ALCO, MROC, EROC and the Board of Directors.  We believe the liquidity available to us is sufficient to meet our ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted-average life of the portfolio is 1.85 years and as of December 31, 2016 had a net unrealized pre-tax loss of $0.7 million in the available-for sale portfolio.

Our average net overnight funds (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) sold position was $212.8 million during 2016 compared to an average net overnight funds sold position of $238.0 million in 2015.  The decrease in this positon compared to the prior year reflected higher growth in both the investment and loan portfolios, partially offset by an increase in average deposits.

Capital expenditures are expected to approximate $5.3 million over the next 12 months, which consist primarily of technology purchases for banking offices, business applications, and information technology security needs as well as furniture and fixtures and banking office remodels.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

Borrowings

At December 31, 2016, total advances from the FHLB consisted of $18.1 million in outstanding debt consisting of 20 notes.  In 2016, the Bank made FHLB advance payments totaling $10.2 million, which included nine advances that matured or were paid off. No new FHLB advances were obtained in 2016.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  See Note 8 in the Notes to Consolidated Financial Statements for additional information on these borrowings.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of three-month LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing is due quarterly and will adjust annually to a variable rate of three-month LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions.

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

Table 15

CONTRACTUAL CASH OBLIGATIONS

Table 15 sets forth certain information about contractual cash obligations at December 31, 2016.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Yrs	Total
Federal Home Loan Bank Advances	$7,894	$7,095	$2,849	$3,302	$21,140
Subordinated Notes Payable	-	-	-	52,887	52,887
Operating Lease Obligations	485	915	826	1,981	4,207
Time Deposit Maturities	134,250	21,326	4,033	1	159,610
Total Contractual Cash Obligations	$142,629	$29,336	$7,708	$58,171	$237,844

Capital

Shareowners’ equity was $275.2 million as of December 31, 2016, compared to $274.4 million as of December 31, 2015.  During 2016, shareowners’ equity was positively impacted by net income of $11.7 million, stock compensation accretion of $1.3 million, and net adjustments totaling $1.0 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends of $2.9 million ($0.17 per share), common stock share repurchases totaling $6.3 million (435,461 shares), a $3.5 million increase in the accumulated other comprehensive loss for our pension plan, and a net increase of $0.5 million in the unrealized loss on investment securities.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2016	2015	2014
Common Stock	$168	$172	$174
Additional Paid-in Capital	34,188	38,256	42,569
Retained Earnings	267,037	258,181	251,306
Subtotal	301,393	296,609	294,049
Accumulated Other Comprehensive Loss, Net of Tax	(26,225)	(22,257)	(21,509)
Total Shareowners’ Equity	$275,168	$274,352	$272,540

We continue to maintain a strong capital position.  The ratio of shareowners' equity to total assets at year-end was 9.67%, 9.81%, and 10.37%, in 2016, 2015, and 2014, respectively.  Management believes our strong capital base offered protection during the course of the last economic downturn and provides sufficient capacity to meet our strategic objectives.

We are subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Capital guidelines issued by the Federal Reserve require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 Capital.  As of December 31, 2016, we exceeded these capital guidelines with a total risk-based capital ratio of 16.28% and a Tier 1 capital ratio of 15.51%, compared to 17.25% and 16.42%, respectively, in 2015.  As allowed by Federal Reserve capital guidelines, the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 Capital in our capital calculations previously noted.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings.  See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

The federal banking regulators issued new capital rules establishing a new comprehensive capital framework for U.S. banking organizations which became effective January 1, 2015 (subject to a phase-in period) (the “Basel III Capital Rules”).  Refer to the Regulatory Considerations – Capital Regulations section on page 14 for a detailed discussion of the new Basel III capital requirements.  The reduction in our regulatory capital ratios in 2015 reflected the implementation of Basel III and the repurchase of our common stock.  In 2016, the repurchase of our common stock and the partial redemption of TRUPs reduced our regulatory capital ratios by approximately 38 basis points and 50 basis points, respectively.  The common equity Tier 1 ratio is a required ratio that was created in 2015 as a result of the Basel III capital requirements.  The ratio measures core equity components relative to risk-weighted assets.  Capital guidelines require a minimum common equity tier 1 ratio of 4.5% plus a capital conservation buffer of 2.5% that will be phased in between 2016 and 2019 (0.625% in 2016, 1.25% in 2017, 1.875% in 2018, 2.5% in 2019).  As of December 31, 2016, our common equity tier 1 ratio was 12.61%.

A leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier 1 Capital divided by average assets.  The minimum leverage ratio under this standard is 4% for the highest-rated bank holding companies which are not undertaking significant expansion programs.  A higher standard may be required for other companies, depending upon their regulatory ratings and expansion plans.  On December 31, 2016, we had a leverage ratio of 10.23% compared to 10.65% in 2015.

At December 31, 2016, our common stock had a book value of $16.23 per diluted share compared to $15.93 at December 31, 2015.  Book value is impacted by the net unrealized gains and losses on investment securities.  At December 31, 2016, the net unrealized loss was $583,000 compared to a $127,000 net unrealized loss at December 31, 2015.  The aforementioned net unrealized loss of $583,000 reflected a $417,000 net loss on available for sale securities and $166,000 in unamortized loss related to the transfer of securities to held-to-maturity in 2013.  Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715.  At December 31, 2016, the net pension liability reflected in other comprehensive loss was $25.6 million compared to $22.1 million at December 31, 2015.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock over a five year period.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  A total of 860,289 shares of our outstanding common stock have been purchased at an average price of $14.59 under the plan.  During 2016, we repurchased 435,461 shares at an average price $14.49 per share and during 2015 we repurchased 405,228 shares at an average price of $14.73 per share.

We offer an Associate Incentive Plan (“AIP”) under which certain associates are eligible to earn equity-based awards based upon achieving established performance goals.  In 2016, 71,153 shares were earned under this plan of which 9,680 shares were issued in 2016 and 61,473 were issued in January 2017.  In 2015, 61,118 shares were earned under this plan of which 7,931 shares were issued in 2015 and 53,187 shares were issued in January 2016.  Under the AIP, we also maintain long-term incentive plans (‘LTIPs”) for the President and Chief Executive Officer of the Company and the President of the Bank that are both tied to earnings progression goals over a three year period.  Under these LTIPs, 35,342 shares were earned in 2016 and issued in January 2017.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount.  In 2016, 60,312 shares, valued at approximately $0.8 million (before 10% discount), were issued under these plans.  In 2015, 33,582 shares, valued at approximately $0.5 million (before 10% discount), were issued under these plans.

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

At December 31, 2016, we had $402.4 million in commitments to extend credit and $4.7 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Results of Operations

We realized net income of $3.3 million, or $0.20 per diluted share for the fourth quarter of 2016, compared to net income of $2.9 million, or $0.17 per diluted share for the third quarter of 2016.  The growth in earnings reflected higher net interest income of $0.7 million and lower noninterest expense of $0.5 million, partially offset by a $0.5 million increase in the loan loss provision, lower noninterest income of $0.2 million, and higher income taxes of $0.1 million.

Tax equivalent net interest income for the fourth quarter of 2016 was $20.3 million compared to $19.6 million for the third quarter of 2016.  During the fourth quarter of 2016, overnight funds were used to fund growth in the loan and investment portfolios resulting in a positive shift in our earning asset mix.  Non-accrual loan adjustments also had a favorable impact.  The net interest margin for the fourth quarter of 2016 was 3.34% (annualized), an increase of 11 basis points over the third quarter of 2016 due to growth in our loan and investment portfolios, in addition to $0.5 million in net interest recoveries.

The provision for loan losses for the fourth quarter of 2016 was $0.5 million compared to no provision for the third quarter of 2016 reflective of continued favorable problem loan migration and lower net loan charge-offs, partially offset by growth in the loan portfolio.  Net loan charge-offs for the fourth quarter of 2016 totaled $0.8 million, or 0.20% (annualized) of average loans compared to net loan recoveries of $0.1 million for the third quarter of 2016.

Noninterest income for the fourth quarter of 2016 totaled $12.8 million, a decrease of $0.2 million, or 1.8%, from the third quarter of 2016 reflective of lower deposit fees of $0.1 million and mortgage banking fees of $0.1 million.  The decrease in deposit fees reflected lower overdraft service fees attributable to lower utilization of this service during the quarter.  The reduction in mortgage banking fees was attributable to lower loan production.

Noninterest expense for the fourth quarter of 2016 totaled $27.6 million, a decrease of $0.5 million, or 1.6%, from the third quarter of 2016 reflective of lower OREO expense of $0.5 million, other expense of $0.5 million, and occupancy expense of $0.2 million, partially offset by higher compensation expense of $0.7 million.  Lower carrying costs drove the reduction in OREO expense.  The decrease in other expense reflected lower processing fees and professional fees.  The reduction in occupancy expense was attributable to lower expense for utilities, property taxes, and maintenance agreements.

Discussion of Financial Condition

Average earning assets were $2.423 billion for the fourth quarter of 2016, an increase of $5.4 million, or 0.2%, over the third quarter of 2016 reflective of a higher level of total deposits.  Growth in both the loan and investment portfolios led to a more favorable earning asset mix.  Average loans increased $17.4 million, or 1.1% when compared to the third quarter of 2016 as all loan types realized growth except institutional and residential mortgages.

Nonperforming assets (nonaccrual loans and OREO) totaled $19.2 million at December 31, 2016, a decrease of $2.2 million, or 10%, from September 30, 2016.  Nonaccrual loans totaled $8.5 million at December 31, 2016, a $0.1 million decrease from September 30, 2016.  Nonaccrual loan additions totaled $3.9 million in the fourth quarter of 2016 compared to $2.8 million for third quarter of 2016.  The balance of OREO totaled $10.6 million at December 31, 2016, a decrease of $2.1 million from September 30, 2016.  For the fourth quarter of 2016, we added properties totaling $0.7 million, sold properties totaling $2.4 million, and recorded valuation adjustments totaling $0.4 million.  Nonperforming assets represented 0.67% of total assets at December 31, 2016 compared to 0.78% at September 30, 2016.

Average total deposits were $2.307 billion for the fourth quarter of 2016, an increase of $18.2 million, or 0.8%, over the third quarter of 2016 reflective of growth in all deposit products except money market accounts and certificates of deposit.  The seasonal inflow of public fund balances began late in the fourth quarter of 2016, and is expected to peak during the first quarter of 2017 for this cycle.  Compared to the third quarter of 2016, average borrowings decreased $3.5 million primarily due to payoffs of FHLB advances.

Shareowners’ equity was $275.2 million at December 31, 2016, compared to $276.6 million at September 30, 2016.  Our leverage ratio was 10.23% and 10.12%, respectively, for these periods.  Further, at December 31, 2016, our risk-adjusted capital ratio was 16.28% compared to 16.28% at September 30, 2016.  Our common equity tier 1 ratio was 12.61% at December 31, 2016 compared to 12.55% at September 30, 2016.  All of our capital ratios significantly exceed the threshold to be designated as “well-capitalized” under the Basel III capital standards at December 31, 2016.

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

During the fourth quarter, we performed our  annual impairment testing.  We proceeded with Step One by first estimating the fair value of the reporting unit utilizing a market approach that was supplemented with a reconciliation of the resulting equity value of the Company with our market capitalization.  The market approach utilized the guideline company valuation (“GLC”) method to determine the overall equity valuation.  A book and tangible book multiple was developed to determine a market value of equity on a controlling basis.  The multiples that resulted from the GLC method were validated by comparing to peer companies.  A control premium was then applied to the minority value to calculate a Step One value indication for the Company.  The control premium selected was validated by reviewing recent bank merger and acquisition transactions.  Based on the valuation developed as part of Step One, the estimated fair value of our reporting unit exceeded the carrying value of goodwill and therefore, no Step Two was required.  For Step One of the impairment testing, change in economic conditions and observable bank purchase transactions can impact the outcome of the market valuation approach.

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

The weighted-average discount rate is determined by matching the anticipated defined pension plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2016 was 4.52%.  The estimated impact to 2016 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $702,000 and $740,000, respectively.  We anticipate using a 4.21% discount rate in 2017.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2016 was 7.5%.  The estimated impact to 2016 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $258,000 increase or decrease, respectively.  We anticipate using a rate of return on plan assets for 2017 of 7.5%.

The assumed rate of annual compensation increases of 3.25% in 2016 reflected expected trends in salaries and the employee base.  We anticipate using a compensation increase of 3.25% for 2017 reflecting current market trends.

Effective December 31, 2015, we changed the method used to estimate the service and interest components of net periodic benefit cost for the defined benefit plan.  Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or will likely impact our results in 2017.  Please refer to Note 1 of the Notes to our Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Table 16
QUARTERLY FINANCIAL DATA (Unaudited)

	2016				2015
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$20,832	$20,104	$20,174	$20,044	$20,602	$19,877	$19,833	$19,346
Interest Expense	773	784	798	834	808	811	849	839
Net Interest Income	20,059	19,320	19,376	19,210	19,794	19,066	18,984	18,507
Provision for Loan Losses	464	-	(97)	452	513	413	375	293
Net Interest Income After Provision for Loan Losses	19,595	19,320	19,473	18,758	19,281	18,653	18,609	18,214
Noninterest Income(1)(2)	12,778	13,011	15,215	12,677	13,221	13,228	14,794	12,848
Noninterest Expense	27,560	28,022	28,702	28,930	28,280	29,164	28,439	29,390
Income Before Income Taxes	4,813	4,309	5,986	2,505	4,222	2,717	4,964	1,672
Income Tax Expense	1,517	1,436	2,056	858	1,620	1,034	1,119	686
Net Income	3,296	2,873	3,930	1,647	2,602	1,683	3,845	986
Net Interest Income (FTE)	$20,335	$19,603	$19,617	$19,421	$20,006	$19,253	$19,119	$18,611

Per Common Share:
Basic Net Income	$0.20	$0.18	$0.22	$0.10	$0.16	$0.09	$0.22	$0.06
Diluted Net Income	0.20	0.17	0.22	0.10	0.16	0.09	0.22	0.06
Cash Dividends Declared	0.05	0.04	0.04	0.04	0.04	0.03	0.03	0.03
Diluted Book Value	16.23	16.39	16.31	16.04	15.93	15.89	15.80	15.59
Market Price:
High	23.15	15.35	15.96	15.88	16.05	15.75	16.32	16.33
Low	14.29	13.32	13.16	12.83	13.56	14.39	13.94	13.16
Close	20.48	14.77	13.92	14.59	15.35	14.92	15.27	16.25

Selected Average Balances:
Loans, Net	$1,573,264	$1,555,889	$1,531,777	$1,507,508	$1,492,521	$1,483,657	$1,473,954	$1,448,617
Earning Assets	2,423,388	2,417,943	2,447,777	2,440,718	2,353,729	2,310,823	2,328,012	2,306,485
Total Assets	2,743,463	2,734,465	2,767,854	2,763,746	2,678,214	2,639,692	2,670,701	2,648,551
Deposits	2,306,917	2,288,741	2,276,553	2,258,600	2,174,718	2,137,433	2,178,399	2,163,376
Shareowners’ Equity	278,943	277,407	279,532	277,464	275,893	274,956	274,421	275,304
Common Equivalent Average Shares:
Basic	16,809	16,804	17,144	17,202	17,145	17,150	17,296	17,508
Diluted	16,913	16,871	17,196	17,235	17,214	17,229	17,358	17,555

Performance Ratios:
Return on Average Assets	0.48%	0.42%	0.57%	0.24%	0.39%	0.25%	0.58%	0.15%
Return on Average Equity	4.70	4.12	5.65	2.39	3.74	2.43	5.62	1.45
Net Interest Margin (FTE)	3.34	3.23	3.22	3.20	3.37	3.31	3.29	3.27
Noninterest Income as % of Operating Revenue	38.91	40.24	43.99	39.76	40.05	40.96	43.80	40.98
Efficiency Ratio	83.23	85.92	82.40	90.13	85.11	89.79	83.85	93.42

Asset Quality:
Allowance for Loan Losses	$13,431	$13,744	$13,677	$13,613	$13,953	$14,737	$15,236	$16,090
Allowance for Loan Losses to Loans	0.86%	0.88%	0.89%	0.90%	0.93%	0.99%	1.03%	1.10%
Nonperforming Assets ("NPA's")	19,171	21,352	22,836	26,499	29,595	38,357	45,487	50,625
NPA’s to Total Assets	0.67	0.78	0.83	0.95	1.06	1.47	1.71	1.88
NPA’s to Loans plus ORE	1.21	1.35	1.48	1.73	1.94	2.54	3.00	3.38
Allowance to Non-Performing Loans	157.40	159.56	166.50	150.44	135.40	112.17	99.46	95.83
Net Charge-Offs to Average Loans	0.20	(0.02)	(0.04)	0.21	0.34	0.24	0.33	0.49

Capital Ratios:
Tier 1 Capital	15.51%	15.48%	15.63%	16.39%	16.42%	16.36%	15.83%	16.16%
Total Capital	16.28	16.28	16.44	17.20	17.25	17.24	16.72	17.11
Common Equity Tier 1 Capital	12.61	12.55	12.65	12.82	12.84	12.76	12.34	12.57
Leverage	10.23	10.12	9.98	10.34	10.65	10.71	10.53	10.73
Tangible Common Equity(3)	6.90	7.19	7.08	7.09	6.99	7.46	7.29	7.26

(1) Includes $2.5 million gain on retirement of trust preferred securities in the second quarter, 2016.
(2) Includes $1.7 million in bank-owned life insurance proceeds in second quarter, 2015.
(3) Tangible common equity ratio is a non-GAAP financial measure. For additional information, including a reconciliation to GAAP, refer to page 31.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

63	Report of Independent Registered Certified Public Accounting Firm

64	Consolidated Statements of Financial Condition

65	Consolidated Statements of Income

66	Consolidated Statements of Comprehensive Income

67	Consolidated Statements of Changes in Shareowners’ Equity

68	Consolidated Statements of Cash Flows

69	Notes to Consolidated Financial Statements

Ernst & Young LLP One Tampa City Center Suite 2400 201 North Franklin Street Tampa, Florida 33602	Tel: +1 813 225 4800 Fax: +1 813 225 4711 ey.com

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2017 expressed  an unqualified opinion thereon.

Tampa, Florida

March 2, 2017

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2016	2015
ASSETS
Cash and Due From Banks	$48,268	$51,288
Federal Funds Sold and Interest Bearing Deposits	247,779	327,617
Total Cash and Cash Equivalents	296,047	378,905

Investment Securities, Available for Sale, at fair value	522,734	451,028
Investment Securities, Held to Maturity, at amortized cost (fair value of $176,746 and $187,407)	177,365	187,892
Total Investment Securities	700,099	638,920

Loans Held For Sale	10,886	11,632

Loans, Net of Unearned Income	1,561,289	1,492,275
Allowance for Loan Losses	(13,431)	(13,953)
Loans, Net	1,547,858	1,478,322

Premises and Equipment, Net	95,476	98,819
Goodwill	84,811	84,811
Other Real Estate Owned	10,638	19,290
Other Assets	99,382	87,161
Total Assets	$2,845,197	$2,797,860

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$791,182	$758,283
Interest Bearing Deposits	1,621,104	1,544,566
Total Deposits	2,412,286	2,302,849

Short-Term Borrowings	12,749	61,058
Subordinated Notes Payable	52,887	62,887
Other Long-Term Borrowings	14,881	28,265
Other Liabilities	77,226	68,449
Total Liabilities	2,570,029	2,523,508

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,844,698 and 17,156,919 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	168	172
Additional Paid-In Capital	34,188	38,256
Retained Earnings	267,037	258,181
Accumulated Other Comprehensive Loss, Net of Tax	(26,225)	(22,257)
Total Shareowners’ Equity	275,168	274,352
Total Liabilities and Shareowners’ Equity	$2,845,197	$2,797,860

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2016	2015	2014
INTEREST INCOME
Loans, including Fees	$72,867	$73,169	$73,402
Investment Securities:
Taxable	6,317	5,224	3,394
Tax Exempt	866	633	492
Funds Sold	1,104	632	933
Total Interest Income	81,154	79,658	78,221

INTEREST EXPENSE
Deposits	879	944	1,099
Short-Term Borrowings	148	59	78
Subordinated Notes Payable	1,434	1,368	1,328
Other Long-Term Borrowings	728	936	1,075
Total Interest Expense	3,189	3,307	3,580

NET INTEREST INCOME	77,965	76,351	74,641
Provision for Loan Losses	819	1,594	1,905
Net Interest Income After Provision for Loan Losses	77,146	74,757	72,736

NONINTEREST INCOME
Deposit Fees	21,332	22,608	24,320
Bank Card Fees	11,221	11,278	10,892
Wealth Management Fees	7,029	7,533	7,808
Mortgage Banking Fees	5,192	4,539	3,082
Other	8,907	8,133	6,434
Total Noninterest Income	53,681	54,091	52,536

NONINTEREST EXPENSE
Compensation	64,984	65,414	62,215
Occupancy, Net	18,296	17,738	17,818
Other Real Estate Owned, Net	3,649	4,971	6,811
Other	26,285	27,150	27,514
Total Noninterest Expense	113,214	115,273	114,358

INCOME BEFORE INCOME TAXES	17,613	13,575	10,914
Income Tax Expense	5,867	4,459	1,654

NET INCOME	$11,746	$9,116	$9,260

BASIC NET INCOME PER SHARE	$0.69	$0.53	$0.53
DILUTED NET INCOME PER SHARE	$0.69	$0.53	$0.53

Average Basic Common Shares Outstanding	16,989	17,273	17,425
Average Diluted Common Shares Outstanding	17,061	17,318	17,488

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in Thousands)	2016	2015	2014
NET INCOME	$11,746	$9,116	$9,260
Other comprehensive income (loss), before tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	(828)	(373)	251
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	82	76	70
Total Investment Securities	(746)	(297)	321
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	278	316	473
Reclassification adjustment for amortization of net loss	3,960	3,743	705
Current year actuarial loss	(9,958)	(4,975)	(22,603)
Total Benefit Plans	(5,720)	(916)	(21,425)
Other comprehensive income (loss), before tax:	(6,466)	(1,213)	(21,104)
Deferred tax benefit related to other comprehensive income	2,498	465	8,135
Other comprehensive income (loss), net of tax	(3,968)	(748)	(12,969)
TOTAL COMPREHENSIVE INCOME (LOSS)	$7,778	$8,368	$(3,709)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2014	17,360,960	$174	$41,152	$243,614	$(8,540)	$276,400
Net Income		-	-	9,260	-	9,260
Other Comprehensive Loss, Net of Tax		-	-	-	(12,969)	(12,969)
Cash Dividends ($0.09 per share)		-	-	(1,568)	-	(1,568)
Stock Compensation Expense		-	1,349	-	-	1,349
Impact of Transactions Under Compensation Plans, net	105,863	-	337	-	-	337
Repurchase of Common Stock	(19,600)	-	(269)	-	-	(269)
Balance, December 31, 2014	17,447,223	174	42,569	251,306	(21,509)	272,540
Net Income		-	-	9,116	-	9,116
Other Comprehensive Loss, Net of Tax		-	-	-	(748)	(748)
Cash Dividends ($0.13 per share)		-	-	(2,241)	-	(2,241)
Stock Compensation Expense		-	1,109	-	-	1,109
Impact of Transactions Under Compensation Plans, net	114,924	2	555	-	-	557
Repurchase of Common Stock	(405,228)	(4)	(5,977)	-	-	(5,981)
Balance, December 31, 2015	17,156,919	172	38,256	258,181	(22,257)	274,352
Net Income		-	-	11,746	-	11,746
Other Comprehensive Loss, Net of Tax		-	-	-	(3,968)	(3,968)
Cash Dividends ($0.17 per share)		-	-	(2,890)	-	(2,890)
Stock Compensation Expense		-	1,260	-	-	1,260
Impact of Transactions Under Compensation Plans, net	123,240	-	980	-	-	980
Repurchase of Common Stock	(435,461)	(4)	(6,308)	-	-	(6,312)
Balance, December 31, 2016	16,844,698	$168	$34,188	$267,037	$(26,225)	$275,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,746	$9,116	$9,260
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	819	1,594	1,905
Depreciation	6,975	6,586	6,490
Amortization of Premiums, Discounts, and Fees, net	6,219	5,182	4,717
Amortization of Intangible Assets	-	-	32
Gain on Securities Transactions	-	-	(1)
Impairment Loss on Security	-	90	-
Gain on Retirement of Trust Preferred Securities	(2,487)	-	-
Net Increase (Decrease) in Loans Held-for-Sale	746	(944)	377
Stock Compensation	1,260	1,109	1,349
Deferred Income Taxes	3,457	3,847	4,779
Loss on Sales and Write-Downs of Other Real Estate Owned	3,225	2,943	4,462
Loss on Disposal of Premises and Equipment	131	44	113
Net (Increase) Decrease in Other Assets	(18,374)	684	(12,353)
Net Increase in Other Liabilities	8,904	3,510	4,021
Net Cash Provided By Operating Activities	22,621	33,761	25,151

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(50,001)	(66,021)	(56,249)
Payments, Maturities, and Calls	59,460	40,482	39,335
Securities Available for Sale:
Purchases	(192,005)	(190,756)	(210,858)
Payments, Maturities, and Calls	114,189	76,452	117,281
Net Increase in Loans	(73,997)	(71,432)	(64,975)
Purchase of Bank Owned Life Insurance	-	-	(13,085)
Proceeds From Sales of Other Real Estate Owned	9,443	18,925	23,201
Purchases of Premises and Equipment, net	(4,450)	(4,703)	(5,117)
Net Cash Used In Investing Activities	(137,361)	(197,053)	(170,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	109,437	156,055	10,546
Net (Decrease) Increase in Short-Term Borrowings	(52,666)	11,536	(3,955)
Redemption of Subordinated Notes	(7,500)	-	-
Repayment of Other Long-Term Borrowings	(9,027)	(2,735)	(4,888)
Dividends Paid	(2,890)	(2,241)	(1,568)
Payments to Repurchase Common Stock	(6,312)	(5,981)	(269)
Issuance of Common Stock Under Compensation Plans	840	507	578
Net Cash Provided By Financing Activities	31,882	157,141	444

NET DECREASE IN CASH AND CASH EQUIVALENTS	(82,858)	(6,151)	(144,872)

Cash and Cash Equivalents at Beginning of Year	378,905	385,056	529,928
Cash and Cash Equivalents at End of Year	$296,047	$378,905	$385,056

Supplemental Cash Flow Disclosures:
Interest Paid	$3,195	$3,314	$3,562
Income Taxes (Refunded) Paid	$(330)	$1,442	$2,655

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$4,016	$5,752	$15,271
Transfer of Current Portion of Long-Term Borrowings	$4,357	$97	$2,059

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

Basis of Presentation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc. (“CCBG”), and its wholly owned subsidiary, Capital City Bank (“CCB”  or the “Bank”  and together with CCBG, the “Company”).  All material inter-company transactions and accounts have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, pension expense, income taxes, loss contingencies, valuation of other real estate owned, and valuation of goodwill and their respective analysis of impairment.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these required reserve balances for the years ended December 31, 2016 and 2015 were $15.3 million and $10.3 million, respectively.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired.  In accordance with FASB ASC Topic 350, the Company determined it has one goodwill reporting unit.  Goodwill is tested for impairment annually during the fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  See Note 5 – Goodwill for additional information.

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

NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  A significant portion of the Company’s revenue is comprised of net interest income on financial instruments, which is explicitly excluded from the scope of ASU 2014-09.  In addition to interest income, the Company has various noninterest income revenue streams that the Company is in the process of assessing.  The Company has formed a revenue recognition working group and to date has completed its preliminary scoping and walk-through of noninterest income revenue streams.  Amongst non-interest income revenue streams, mortgage banking fees are not in the scope of the standard.  Management is in the process of completing its detailed contract review for the remaining revenue streams.  ASU 2014-09 is effective for the Company on January 1, 2018 and must be retrospectively applied.  The Company expects to adopt the standard with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale.  ASU 2016-1 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-02 is effective for the Company on January 1, 2019 and is not expected to have a significant impact on its financial statements.

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur.  Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available.  Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital.  Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case.  ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.  ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions.  ASU 2016-09 is effective for the Company on January 1, 2017 and is not expected to have a significant impact on its financial statements.

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

ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

Note 2
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	2016				2015
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in Thousands)	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$286,867	$262	$851	$286,278	$250,458	$101	$213	$250,346
U.S. Government Agency	131,489	495	344	131,640	101,730	357	263	101,824
States and Political Subdivisions	95,197	23	381	94,839	88,358	103	99	88,362
Mortgage-Backed Securities	1,312	118	-	1,430	1,742	159	-	1,901
Equity Securities(1)	8,547	-	-	8,547	8,595	-	-	8,595
Total	$523,412	$898	$1,576	$522,734	$450,883	$720	$575	$451,028

Held to Maturity
U.S. Government Treasury	$119,131	$107	$81	$119,157	$134,554	$45	$160	$134,439
U.S. Government Agency	-	-	-	-	10,043	7	5	10,045
States and Political Subdivisions	8,175	1	38	8,138	15,693	38	7	15,724
Mortgage-Backed Securities	50,059	29	637	49,451	27,602	4	407	27,199
Total	$177,365	$137	$756	$176,746	$187,892	$94	$579	$187,407

Total Investment Securities	$700,777	$1,035	$2,332	$699,480	$638,775	$814	$1,154	$638,435

(1)     Includes Federal Home Loan Bank, Federal Reserve Bank and FNBB Inc. stock recorded at cost of $3.3 million, $4.8 million, and $0.5 million, respectively, at December 31, 2016 and Federal Home Loan Bank, Federal Reserve Bank and FNBB, Inc. stock at $3.6 million, $4.8 million and $0.2 million , respectively, at December 31, 2015.

During the third quarter of 2013, the Company transferred certain securities from available for sale to held to maturity.  Transfers of securities into the held to maturity categories from available for sale are made at fair value on the date of the transfer.  The securities had an aggregate fair value of $63.0 million with an aggregate net unrealized loss of $523,000 on the date of the transfer.  The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of December 31, 2016 totaled $270,000.  This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Securities with an amortized cost of $332.7 million and $370.1 million at December 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

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

As a member of the Federal Reserve Bank of Atlanta, the Bank is required to maintain stock in the Federal Reserve Bank of Atlanta based on a specified ratio relative to the Bank’s capital.  Federal Reserve Bank stock is carried at cost and may be sold back to the Federal Reserve Bank at its carrying value.

Investment Sales. There were no sales of investment securities for each of the last three years.

Maturity Distribution.  As of December 31, 2016, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
	Amortized	Market	Amortized	Market
(Dollars in Thousands)	Cost	Value	Cost	Value
Due in one year or less	$164,850	$165,051	$41,705	$41,730
Due after one through five years	259,324	257,991	85,601	85,566
Mortgage-Backed Securities	1,312	1,430	50,059	49,450
U.S. Government Agency	89,379	89,715	-	-
Equity Securities	8,547	8,547	-	-
Total	$523,412	$522,734	$177,365	$176,746

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
Available for Sale
U.S. Government Treasury	$116,704	$851	$-	$-	$116,704	$851
U.S. Government Agency	48,520	310	6,699	34	55,219	344
States and Political Subdivisions	81,521	380	294	1	81,815	381
Mortgage-Backed Securities	3	-	-	-	3	-
Total	246,748	1,541	6,993	35	253,741	1,576

Held to Maturity
U.S. Government Treasury	35,210	81	-	-	35,210	81
States and Political Subdivisions	7,491	38	-	-	7,491	38
Mortgage-Backed Securities	36,710	599	4,010	38	40,720	637
Total	$79,411	$718	$4,010	$38	$83,421	$756

December 31, 2015
Available for Sale
U.S. Government Treasury	$150,061	$213	$-	$-	$150,061	$213
U.S. Government Agency	43,508	200	9,644	63	53,152	263
States and Political Subdivisions	39,608	86	5,066	13	44,674	99
Total	233,177	499	14,710	76	247,887	575

Held to Maturity
U.S. Government Treasury	92,339	160	-	-	92,339	160
U.S. Government Agency	5,006	5	-	-	5,006	5
States and Political Subdivisions	3,791	7	-	-	3,791	7
Mortgage-Backed Securities	13,267	185	11,889	222	25,156	407
Total	$114,403	$357	$11,889	$222	$126,292	$579

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

At December 31, 2016, there were 396 positions (combined available for sale and held-to-maturity) with unrealized losses totaling $2.3 million. Of the 396 positions, 115 were Ginnie Mae mortgage-backed securities (GNMA), U.S. Treasuries, or Small Business Administration (“SBA”) securities with an unrealized loss of $1.7 million ($640,000, $930,000, and $150,000, respectively), all of which carry the full faith and credit guarantee of the U.S. Government.  All of these debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2016.  The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Note 3

LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio at December 31 was as follows:

(Dollars in Thousands)	2016	2015
Commercial, Financial and Agricultural	$216,404	$179,816
Real Estate – Construction	58,443	46,484
Real Estate – Commercial Mortgage	503,978	499,813
Real Estate – Residential(1)	281,509	290,585
Real Estate – Home Equity	236,512	233,901
Consumer	264,443	241,676
Loans, Net of Unearned Income	$1,561,289	$1,492,275

(1)  Includes loans in process with outstanding balances of $9.6 million and $8.5 million for 2016 and 2015, respectively.

Net deferred costs included in loans were $0.5 million at December 31, 2016 and net deferred fees included in loans were $0.5 million at December 31, 2015.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans at December 31:

	2016		2015
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$468	$-	$96	$-
Real Estate – Construction	311	-	97	-
Real Estate – Commercial Mortgage	3,410	-	4,191	-
Real Estate – Residential	2,330	-	4,739	-
Real Estate – Home Equity	1,774	-	1,017	-
Consumer	240	-	165	-
Total Nonaccrual Loans	$8,533	$-	$10,305	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans at December 31,

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans
2016
Commercial, Financial and Agricultural	$209	$48	$-	$257	$215,679	$216,404
Real Estate – Construction	949	282	-	1,231	56,901	58,443
Real Estate – Commercial Mortgage	835	1	-	836	499,732	503,978
Real Estate – Residential	1,199	490	-	1,689	277,490	281,509
Real Estate – Home Equity	577	51	-	628	234,110	236,512
Consumer	1,516	281	-	1,797	262,406	264,443
Total Past Due Loans	$5,285	$1,153	$-	$6,438	$1,546,318	$1,561,289

2015
Commercial, Financial and Agricultural	$153	$18	$-	$171	$179,549	$179,816
Real Estate – Construction	690	-	-	690	45,697	46,484
Real Estate – Commercial Mortgage	754	1,229	-	1,983	493,639	499,813
Real Estate – Residential	567	347	-	914	284,932	290,585
Real Estate – Home Equity	787	97	-	884	232,000	233,901
Consumer	735	398	-	1,133	240,378	241,676
Total Past Due Loans	$3,686	$2,089	$-	$5,775	$1,476,195	$1,492,275

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2016
Beginning Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953
Provision for Loan Losses	817	67	(242)	(1,296)	(135)	1,608	819
Charge-Offs	(861)	-	(349)	(899)	(450)	(2,127)	(4,686)
Recoveries	337	-	408	1,231	409	960	3,345
Net Charge-Offs	(524)	-	59	332	(41)	(1,167)	(1,341)
Ending Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431

2015
Beginning Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539
Provision for Loan Losses	911	(742)	278	(964)	858	1,253	1,594
Charge-Offs	(1,029)	-	(1,250)	(1,852)	(1,403)	(1,901)	(7,435)
Recoveries	239	-	183	705	136	992	2,255
Net Charge-Offs	(790)	-	(1,067)	(1,147)	(1,267)	(909)	(5,180)
Ending Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953

2014
Beginning Balance	$699	$1,580	$7,710	$9,073	$3,051	$982	$23,095
Provision for Loan Losses	742	(718)	897	(1,145)	1,069	1,060	1,905
Charge-Offs	(871)	(28)	(3,788)	(2,160)	(1,379)	(1,820)	(10,046)
Recoveries	214	9	468	752	141	1,001	2,585
Net Charge-Offs	(657)	(19)	(3,320)	(1,408)	(1,238)	(819)	(7,461)
Ending Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539

The following table details the amount of the allowance for loan losses by portfolio class at December 31, disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2016
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$80	$-	$2,038	$1,561	$335	$6	$4,020
Loans Collectively
Evaluated for Impairment	1,118	168	2,277	1,884	1,962	2,002	9,411
Ending Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431

2015
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$77	$-	$2,049	$2,118	$384	$18	$4,646
Loans Collectively
Evaluated for Impairment	828	101	2,449	2,291	2,089	1,549	9,307
Ending Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953

2014
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$293	$-	$2,733	$2,113	$638	$5	$5,782
Loans Collectively
Evaluated for Impairment	491	843	2,554	4,407	2,244	1,218	11,757
Ending Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539

The Company’s recorded investment in loans as of December 31 related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2016
Individually Evaluated for
Impairment	$1,042	$247	$23,855	$15,596	$3,375	$174	$44,289
Collectively Evaluated for
Impairment	215,362	58,196	480,123	265,913	233,137	264,269	1,517,000
Total	$216,404	$58,443	$503,978	$281,509	$236,512	$264,443	$1,561,289

2015
Individually Evaluated for
Impairment	$834	$97	$20,847	$18,569	$3,144	$261	$43,752
Collectively Evaluated for
Impairment	178,982	46,387	478,966	272,016	230,757	241,415	1,448,523
Total	$179,816	$46,484	$499,813	$290,585	$233,901	$241,676	$1,492,275

2014
Individually Evaluated for
Impairment	$1,040	$401	$32,242	$20,120	$3,074	$216	$57,093
Collectively Evaluated for
Impairment	135,885	41,195	477,878	275,849	226,498	216,976	1,374,281
Total	$136,925	$41,596	$510,120	$295,969	$229,572	$217,192	$1,431,374

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

The following table presents loans individually evaluated for impairment by class of loans at December 31:

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
2016
Commercial, Financial and Agricultural	$1,042	$565	$477	$80
Real Estate – Construction	247	-	247	-
Real Estate – Commercial Mortgage	23,855	8,954	14,901	2,038
Real Estate – Residential	15,596	2,509	13,087	1,561
Real Estate – Home Equity	3,375	1,871	1,504	335
Consumer	174	65	109	6
Total	$44,289	$13,964	$30,325	$4,020

2015
Commercial, Financial and Agricultural	$834	$279	$555	$77
Real Estate – Construction	97	97	-	-
Real Estate – Commercial Mortgage	20,847	3,265	17,582	2,049
Real Estate – Residential	18,569	2,941	15,628	2,118
Real Estate – Home Equity	3,144	1,101	2,043	384
Consumer	261	79	182	18
Total	$43,752	$7,762	$35,990	$4,646

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

The following table summarizes the average recorded investment and interest income recognized for each of the last three years by class of impaired loans:

	2016		2015		2014
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and Agricultural	$886	$49	$1,002	$46	$1,440	$62
Real Estate – Construction	69	1	335	-	637	4
Real Estate – Commercial Mortgage	21,376	920	27,644	1,093	41,435	1,725
Real Estate – Residential	17,314	786	19,105	842	21,122	1,070
Real Estate – Home Equity	3,076	115	3,001	86	3,000	72
Consumer	207	9	201	7	294	9
Total	$42,928	$1,880	$51,288	$2,074	$67,928	$2,942

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

The following table presents the risk category of loans by segment at December 31:

	Commercial,			Total
	Financial,			Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
2016
Special Mention	$3,300	$23,183	$216	$26,699
Substandard	1,158	39,800	549	41,507
Doubtful	-	-	-	-
Total Criticized Loans	$4,458	$62,983	$765	$68,206

2015
Special Mention	$5,938	$27,838	$69	$33,845
Substandard	1,307	51,425	819	53,551
Doubtful	-	-	-	-
Total Criticized Loans	$7,245	$79,263	$888	$87,396

Troubled Debt Restructurings (“TDRs”).  TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider.  In these instances, as part of a work-out alternative, the Company will make concessions including the extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.  The impact of the TDR modifications and defaults are factored into the allowance for loan losses on a loan-by-loan basis as all TDRs are, by definition, impaired loans.  Thus, specific reserves are established based upon the results of either a discounted cash flow analysis or the underlying collateral value, if the loan is deemed to be collateral dependent.  A TDR classification can be removed if the borrower’s financial condition improves such that the borrower is no longer in financial difficulty, the loan has not had any forgiveness of principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan.

The following table presents loans classified as TDRs at December 31:

	2016		2015
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$772	$40	$897	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	20,673	1,259	16,621	1,070
Real Estate – Residential	13,969	444	14,979	1,582
Real Estate – Home Equity	2,647	-	2,914	-
Consumer	172	-	223	35
Total TDRs	$38,233	$1,743	$35,634	$2,687

Loans classified as TDRs during 2016, 2015, and 2014 are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.  The financial impact of these modifications was not material.

	2016		2015		2014
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	1	$40	3	$320
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	3	5,012	4	631	3	1,769
Real Estate – Residential	6	590	14	1,531	11	1,972
Real Estate – Home Equity	5	206	21	1,005	10	883
Consumer	-	-	3	110	1	34
Total TDRs	14	$5,808	43	$3,317	28	$4,978

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods included.

	2016		2015		2014
	Number	Post-Modified	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Extended amortization	3	$4,703	16	$973	10	$1,894
Interest rate adjustment	-	-	5	284	1	156
Extended amortization and
Interest rate adjustment	11	1,105	22	2,060	8	1,179
Other	-	-	-	-	9	1,749
Total TDRs	14	$5,808	43	$3,317	28	$4,978

The following table presents loans classified as TDRs for which there was a payment default during the years presented and the loans were modified within the twelve months prior to default.

	2016		2015		2014
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-	-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	-	1	60
Real Estate – Residential	-	-	-	-	2	177
Real Estate – Home Equity	-	-	-	-	1	153
Total TDRs	-	$-	-	$-	4	$390

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

Note 4

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31 was as follows:

(Dollars in Thousands)	2016	2015
Land	$24,376	$24,534
Buildings	112,417	112,563
Fixtures and Equipment	45,863	55,265
Total	182,656	192,362
Accumulated Depreciation	(87,180)	(93,543)
Premises and Equipment, Net	$95,476	$98,819

Note 5

GOODWILL

As of December 31, 2016 and December 31, 2015, the Company had goodwill of $84.8 million.  Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist.  A goodwill impairment test consists of two steps.  Step One compares the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill.  If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

During the fourth quarter of 2016, the Company performed its annual goodwill impairment testing.  The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit was less than its estimated fair value, therefore, no impairment was recorded.  The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Note 6

OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity as of December 31,

(Dollars in Thousands)	2016	2015	2014
Beginning Balance	$19,290	$35,680	$48,071
Additions	4,016	5,752	15,271
Valuation Write-Downs	(2,363)	(1,713)	(3,142)
Sales	(10,305)	(20,155)	(23,791)
Other	-	(274)	(729)
Ending Balance	$10,638	$19,290	$35,680

Net expenses applicable to other real estate owned as of December 31, was as follows:

(Dollars in Thousands)	2016	2015	2014
Gains from the Sale of Properties	$(410)	$(938)	$(774)
Losses from the Sale of Properties	1,272	2,169	2,094
Rental Income from Properties	(88)	(250)	(523)
Property Carrying Costs	511	2,277	2,872
Valuation Adjustments	2,364	1,713	3,142
Total	$3,649	$4,971	$6,811

As of December 31, 2016, the Company had $1.9 million of loans secured by residential real estate in the process of foreclosure.

Note 7

DEPOSITS

The composition of the Company's interest bearing deposits at December 31 was as follows:

(Dollars in Thousands)	2016	2015
NOW Accounts	$904,014	$848,330
Money Market Accounts	252,800	248,367
Savings Deposits	304,680	269,162
Other Time Deposits	159,610	178,707
Total Interest Bearing Deposits	$1,621,104	$1,544,566

At December 31, 2016 and 2015, $1.7 million and $1.2 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $9.8 million and $10.4 million at December 31, 2016 and December 31, 2015, respectively.

At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)	2016
2017	$134,251
2018	16,117
2019	5,209
2020	1,877
2021 and thereafter	2,156
Total	$159,610

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2016	2015	2014
NOW Accounts	$292	$254	$318
Money Market Accounts	120	134	190
Savings Deposits	144	126	112
Time Deposits < $250,000	306	377	463
Time Deposits > $250,000	17	53	16
Total	$879	$944	$1,099

Note 8

SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings(2)
2016
Balance at December 31	$-	$6,490	$6,259
Maximum indebtedness at any month end	-	74,911	7,961
Daily average indebtedness outstanding	11	32,732	4,019
Average rate paid for the year	1.00%	0.05%	3.28%
Average rate paid on period-end borrowings	-%	0.05%	3.05%

2015
Balance at December 31	$-	$60,977	$81
Maximum indebtedness at any month end	-	64,935	2,003
Daily average indebtedness outstanding	12	57,689	780
Average rate paid for the year	0.74%	0.05%	3.98%
Average rate paid on period-end borrowings	-%	0.05%	5.23%

2014
Balance at December 31	$-	$47,411	$2,014
Maximum indebtedness at any month end	-	47,413	2,035
Daily average indebtedness outstanding	11	42,877	1,514
Average rate paid for the year	0.76%	0.05%	3.76%
Average rate paid on period-end borrowings	-%	0.05%	3.76%

(1) Balances are fully collateralized by government treasury or agency securities held in the Company's investment portfolio.
(2) Comprised of FHLB advances ($3.3 million) and line of credit advance ($3.0 million).

Note 9

LONG-TERM BORROWINGS

Federal Home Loan Bank Advances.  FHLB long-term advances totaled $14.9 million at December 31, 2016 and $28.3 million at December 31, 2015.  The advances mature at varying dates from 2018 through 2025 and had a weighted-average rate of 2.81% and 3.13% at December 31, 2016 and 2015, respectively.  The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.  Interest on the FHLB advances is paid on a monthly basis.

Scheduled minimum future principal payments on FHLB advances at December 31 were as follows:

(Dollars in Thousands)	2016
2017	$1,635
2018	2,575
2019	4,520
2020	1,919
2021	930
2022 and thereafter	3,302
Total	$14,881

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

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods.  Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  As of December 31, 2016, the Company has paid all interest payments in full.

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

Despite the fact that the accounts of CCBG Capital Trust I and CCBG Capital Trust II are not included in the Company’s consolidated financial statements, the $20.0 million and $31.0 million, respectively, in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 Capital of Capital City Bank Group, Inc. as allowed by Federal Reserve guidelines.

Note 10

INCOME TAXES

The provision for income taxes reflected in the statements of comprehensive income is comprised of the following components:

(Dollars in Thousands)	2016	2015	2014
Current:
Federal	$2,295	$497	$(51)
State	115	115	(2,916)
	2,410	612	(2,967)
Deferred:
Federal	2,742	3,258	4,270
State	712	475	249
Change in Valuation Allowance	3	114	102
	3,457	3,847	4,621
Total:
Federal	5,037	3,755	4,219
State	827	590	(2,667)
Change in Valuation Allowance	3	114	102
Total	$5,867	$4,459	$1,654

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2016	2015	2014
Tax Expense at Federal Statutory Rate	$6,165	$4,751	$3,820
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(662)	(395)	(327)
Change in Reserve for Uncertain Tax Positions	-	-	(2,902)
State Taxes, Net of Federal Benefit	538	390	892
Other	121	562	243
Change in Valuation Allowance	3	114	102
Tax-Exempt Cash Surrender Value Life Insurance Benefit	(298)	(303)	(174)
Excess Death Benefit Payment	-	(660)	-
Actual Tax Expense	$5,867	$4,459	$1,654

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2016 and 2015 are as follows:

(Dollars in Thousands)	2016	2015
Deferred Tax Assets Attributable to:
Allowance for Loan Losses	$5,182	$5,383
Accrued Pension/SERP	16,107	13,901
State Net Operating Loss and Tax Credit Carry-Forwards	4,804	5,061
Other Real Estate Owned	3,550	5,012
Federal Net Operating Loss and Tax Credit Carry-Forwards	401	1,241
Other	4,238	4,351
Total Deferred Tax Assets	$34,282	$34,949

Deferred Tax Liabilities Attributable to:
Depreciation on Premises and Equipment	$5,480	$5,982
Deferred Loan Fees and Costs	3,342	2,883
Intangible Assets	4,319	4,019
Other	724	687
Total Deferred Tax Liabilities	13,865	13,571
Valuation Allowance	1,445	1,442
Net Deferred Tax Asset	$18,972	$19,936

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of certain state net operating loss carry-forwards, certain state tax credit carry-forwards, and certain capital loss carry-forwards expected to expire prior to utilization, will be realized.  Accordingly, a valuation allowance of $1.4 million is recorded at December 31, 2016.  At December 31, 2016, the Company had state loss and tax credit carry-forwards of approximately $4.8 million, which expire at various dates from 2017 through 2035, federal capital loss carry-forwards of approximately $0.1 million which expire at various dates from 2019 through 2020, and federal tax credit carry-forwards of approximately $0.3 million which never expire.

The Company had no unrecognized tax benefits at December 31, 2016, December 31, 2015 and December 31, 2014.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2016	2015	2014
Balance at January 1,	$-	$-	$3,228
Decrease Due to Settlements With Taxing Authorities	-	-	(3,228)
Balance at December 31	$-	$-	$-

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  For the years ended December 31, 2016 and December 31, 2015, there were no previously accrued interest and penalties reversed in the income statement.  For the year ended December 31, 2014, the company reversed previously accrued interest and penalties of $800,000.  There were no amounts for accrued interest and penalties at December 31, 2016 and 2015.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2013.

Note 11

STOCK-BASED COMPENSATION

As of December 31, 2016, the Company had three stock-based compensation plans, consisting of the 2011 Associate Incentive Plan (“AIP”), the 2011 Associate Stock Purchase Plan (“ASPP”), and the 2011 Director Stock Purchase Plan (“DSPP”).  These plans, which were approved by the shareowners in April 2011, replaced substantially similar plans approved by the shareowners in 2004.  Total compensation expense associated with these plans for 2014 through 2016 was $1.9 million, $1.4 million, and $1.8 million, respectively.

AIP.  The AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the 2011 AIP there were 875,000 shares reserved for issuance.  In 2016, the Company, pursuant to the terms and conditions of the AIP, created the 2016 Incentive Plan (“2016 Plan”), under which all participants in the 2016 Plan were eligible to earn performance shares.  Awards under the 2016 Plan were tied to internally established performance goals.  At base level targets, the grant-date fair value of the shares eligible to be awarded in 2016 was approximately $1.0 million. Approximately 75% of the award is in the form of stock and 25% in the form of a cash bonus.  For 2016, a total of 51,128 shares were eligible for issuance, but additional shares could be earned if performance exceeded established goals.  A total of 61,473 shares were earned for 2016 reflective of goal achievement that exceeded the base level targets.  The Company recognized expense of $1.2 million, $1.1 million, and $1.2 million for years ended 2016, 2015 and 2014, respectively.  After deducting the shares earned in 2016, 630,248 shares remain eligible for issuance under the 2011 AIP.

Executive Long-Term Incentive Plan (“LTIP”).  In 2007, the Company established a Performance Share Unit Plan under the provisions of the AIP that allows William G. Smith, Jr., the Chairman, President, and Chief Executive Officer of CCBG, Inc. to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  At December 31, 2016, there were three LTIP agreements in place for the years 2014-2016.  The Company recognized $0.3 million, $0.3 million, and $0.5 million in expense for years 2016, 2015 and 2014, respectively, under these LTIP agreements.  In addition, the Company entered into similar LTIP agreements with Thomas A. Barron, the President of CCB for the years 2015-2016 that allows shares to be earned based on the compound annual growth rate in diluted earnings per share over a three-year period.  At December 31, 2016, there were two LTIP agreements in place for the years 2015-2016.  The Company recognized $0.2 million in expense for 2016 and no expense for the year ended 2015.

DSPP.  The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.  Under the 2011 DSPP there were 150,000 shares reserved for issuance.  For 2016, the Company issued 15,530 shares and recognized approximately $23,000 in expense under the DSPP.  For 2015, the Company issued 12,494 shares under the DSPP and recognized approximately $19,000 in expense related to this plan.  For 2014, the Company issued 10,932 shares and recognized approximately $14,000 in expense related to the DSPP.  As of December 31, 2016, there are 58,720 shares eligible for issuance under the 2011 DSPP.

ASPP.  Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Under the 2011 ASPP there were 593,750 shares of common stock reserved for issuance.   For 2016, 44,782 shares were acquired and approximately $100,000 in expense was recognized under the ASPP.  For 2015, 21,088 shares were acquired under the ASPP and approximately $52,000 in expense was recognized related to this plan.  For 2014, 28,630 shares were acquired and approximately $64,000 in expense was recognized related to the ASPP.  As of December 31, 2016, 352,450 shares remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $2.22 for 2016.  For 2015 and 2014, the weighted average fair value purchase right granted was $2.36 and $2.12, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2016	2015	2014
Dividend yield	1.1%	0.8%	0.3%
Expected volatility	19.5%	19.0%	21.5%
Risk-free interest rate	0.4%	0.1%	0.1%
Expected life (in years)	0.5	0.5	0.5

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

(Dollars in Thousands)	2016	2015	2014
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$141,039	$140,359	$115,285
Service Cost	6,453	6,859	5,634
Interest Cost	5,587	5,750	5,513
Actuarial Loss (Gain)	9,118	(6,880)	22,632
Benefits Paid	(9,412)	(4,825)	(8,438)
Expenses Paid	(200)	(224)	(267)
Projected Benefit Obligation at End of Year	$152,585	$141,039	$140,359

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$105,792	$108,172	$103,842
Actual Return on Plan Assets	7,633	(2,331)	8,035
Employer Contributions	10,000	5,000	5,000
Benefits Paid	(9,412)	(4,825)	(8,438)
Expenses Paid	(200)	(224)	(267)
Fair Value of Plan Assets at End of Year	$113,813	$105,792	$108,172

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$38,772	$35,247	$32,186

Accumulated Benefit Obligation at End of Year	$130,109	$121,609	$119,750

Components of Net Periodic Benefit Costs:
Service Cost	$6,453	$6,859	$5,634
Interest Cost	5,587	5,750	5,513
Expected Return on Plan Assets	(7,736)	(7,820)	(7,487)
Amortization of Prior Service Costs	278	309	309
Net Loss Amortization	3,201	3,564	1,365
Net Periodic Benefit Cost	$7,783	$8,662	$5,334

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.21%	4.52%	4.15%
Rate of Compensation Increase	3.25%	3.25%	3.25%
Measurement Date	12/31/16	12/31/15	12/31/14

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.52%	4.15%	5.00%
Expected Return on Plan Assets	7.50%	7.50%	7.50%
Rate of Compensation Increase	3.25%	3.25%	3.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss	$9,221	$3,272	$22,083
Prior Service Cost	(278)	(309)	(309)
Net Loss	(3,201)	(3,564)	(1,365)
Deferred Tax (Benefit) Expense	(2,216)	232	(7,873)
Other Comprehensive Loss (Gain), net of tax	$3,526	$(369)	$12,536

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$40,392	$34,373	$34,665
Prior Service Cost	488	766	1,075
Deferred Tax Benefit	(15,772)	(13,556)	(13,788)
Accumulated Other Comprehensive Loss, net of tax	$25,108	$21,583	$21,952

The Company expects to recognize $3.8 million of the net actuarial loss and $0.2 million of the prior service cost reflected in accumulated other comprehensive income at December 31, 2016 as a component of net periodic benefit cost during 2017.

Effective December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for the defined benefit and supplemental executive retirement plans.  This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows for the benefit obligations.  Historically, the estimated service and interest cost components utilized a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations at the beginning of the period.  The Company elected this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  The change was accounted for as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly was accounted for prospectively.  While the benefit obligations for the plans measured under this approach were unchanged, the more granular application of the spot rates decreased the combined service and interest costs for the defined benefit retirement plan by $0.7 million in 2016.

Plan Assets. The Company’s pension plan asset allocation at year-end 2016 and 2015, and the target asset allocation for 2017 are as follows:

	Target	Percentage of Plan
	Allocation	Assets at Year-End(1)
	2017	2016	2015
Equity Securities	70%	66%	68%
Debt Securities	25%	20%	20%
Cash and Cash Equivalents	5%	14%	12%
Total	100%	100%	100%

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

(Dollars in Thousands)	2016	2015
Level 1:
Equities	$-	$18,197
Mutual Funds - Real Estate	4,731	3,442
Mutual Funds - Fixed Income	16,189	14,738
Mutual Funds - Equity	75,159	53,649
Cash and Cash Equivalents	15,345	12,402

Level 2:
U.S. Government Agency	2,389	3,364

Total Fair Value of Plan Assets	$113,813	$105,792

Expected Benefit Payments. As of December 31, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)	2016
2017	$9,190
2018	11,076
2019	10,913
2020	10,290
2021	11,748
2022 through 2026	56,735
Total	$109,952

Contributions.  The following table details the amounts contributed to the pension plan in 2015 and 2016, and the expected amount to be contributed in 2017.

	2015	2016	Expected
			Contribution
(Dollars in Thousands)			2017(1)
Actual Contributions	$5,000	$10,000	$5,000

(1)     For 2017, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

(Dollars in Thousands)	2016	2015	2014
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$4,842	$3,003	$2,379
Service Cost	-	3	-
Interest Cost	162	133	104
Actuarial Loss	737	1,703	520
Projected Benefit Obligation at End of Year	$5,741	$4,842	$3,003

Funded Status of Plan and Accrued Liability Recognized at End of Year:

Other Liabilities	$5,741	$4,842	$3,003

Accumulated Benefit Obligation at End of Year	$4,913	$4,348	$2,982

Components of Net Periodic Benefit Costs:
Service Cost	$-	$3	$-
Interest Cost	162	133	104
Amortization of Prior Service Cost	-	7	164
Net Loss (Gain) Amortization	759	179	(661)
Net Periodic Benefit Cost	$921	$322	$(393)

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	3.92%	4.13%	4.15%
Rate of Compensation Increase	3.25%	3.25%	3.25%
Measurement Date	12/31/16	12/31/15	12/31/14

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.13%	4.15%	5.00%
Rate of Compensation Increase	3.25%	3.25%	3.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss	$737	$1,703	$520
Prior Service Cost	-	(7)	(164)
Net (Loss) Gain	(759)	(179)	660
Deferred Tax Expense (Benefit)	8	(585)	(392)
Other Comprehensive Loss (Gain), net of tax	$(14)	$932	$624

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$870	$892	$(632)
Prior Service Cost	-	-	7
Deferred Tax (Benefit) Liability	(336)	(344)	241
Accumulated Other Comprehensive Loss (Gain), net of tax	$534	$548	$(384)

The Company expects to recognize approximately $0.6 million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2016 as a component of net periodic benefit cost during 2017.

Effective December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for the supplemental executive retirement plans to mirror the change previously noted for the defined benefit plan.  While the benefit obligations for the plans measured under this approach were unchanged, the more granular application of the spot rates decreased the combined service and interest costs for the supplemental executive retirement plan by $34,000 for 2016.

Expected Benefit Payments. As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)	2016
2017	$1,649
2018	2,193
2019	2,142
2020	-
2021	-
2022 through 2026	-
Total	$5,984

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant's compensation for eligible associates.  During 2016, the Company made matching contributions of $0.6 million.  For the years 2015 and 2014, the Company made matching contributions of $0.5 and $0.5 million, respectively.  The participant may choose to invest their contributions into twenty-seven investment options available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  Shares issued to participants have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2016, 2015 and 2014.

Note 13

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands)	2016	2015	2014
Numerator:
Net Income	$11,746	$9,116	$9,260

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	16,989	17,273	17,425
Effects of Dilutive Securities Stock Compensation Plans	72	45	63

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,061	17,318	17,488

Basic Earnings Per Share	$0.69	$0.53	$0.53
Diluted Earnings Per Share	$0.69	$0.53	$0.53

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 (subject to a phase-in period for certain provisions).  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, total capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined).  Under the Basel III rules, the Company must hold a capital conservation buffer above the well capitalized risk-based capital ratios.  The capital conservation buffer is being phased in as follows: 0.625% in 2016, 1.25% in 2017, 1.875% in 2018, and 2.50% in 2019.  Management believes, as of December 31, 2016 and 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum common equity tier 1, total risk-based, tier 1 risk based and tier 1 leverage ratios as set forth in the following tables.  There are not conditions or events since the notification that management believes have changed the Bank’s category.  The Company and Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are also presented in the table.

					To Be Well-
					Capitalized Under
			Required		Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2016
Common Equity Tier 1:
CCBG	$220,211	12.61%	$78,587	4.50%	*	*
CCB	268,811	15.44%	78,356	4.50%	$113,182	6.50%

Tier 1 Capital:
CCBG	270,801	15.51%	104,783	6.00%	*	*
CCB	268,811	15.44%	104,475	6.00%	139,300	8.00%

Total Capital:
CCBG	284,232	16.28%	139,710	8.00%	*	*
CCB	282,242	16.21%	139,300	8.00%	174,126	10.00%

Tier 1 Leverage:
CCBG	270,801	10.23%	105,909	4.00%	*	*
CCB	268,811	10.18%	105,652	4.00%	132,066	5.00%

2015
Common Equity Tier 1:
CCBG	$215,075	12.84%	$75,385	4.50%	*	*
CCB	266,138	15.93%	75,162	4.50%	$108,567	6.50%

Tier 1 Capital:
CCBG	275,075	16.42%	100,513	6.00%	*	*
CCB	266,138	15.93%	100,216	6.00%	133,621	8.00%

Total Capital:
CCBG	289,028	17.25%	134,018	8.00%	*	*
CCB	280,901	16.77%	133,621	8.00%	167,026	10.00%

Tier 1 Leverage:
CCBG	275,075	10.65%	103,342	4.00%	*	*
CCB	266,138	10.33%	103,095	4.00%	128,869	5.00%

* Not applicable to bank holding companies.

Dividend Restrictions.  In the ordinary course of business, the Company is dependent upon dividends from its banking subsidiary to provide funds for the payment of dividends to shareowners and to provide for other cash requirements.  Banking regulations may limit the amount of dividends that may be paid.  Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Company’s banking subsidiary to fall below specified minimum levels.  Approval is also required if dividends declared exceed the net profits of the banking subsidiary for that year combined with the retained net profits for proceeding two years.  In 2017, the bank subsidiary may declare dividends without regulatory approval of $0.2 million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2017 up to the date of any such dividend declaration.

Note 15

OTHER COMPREHENSIVE INCOME (LOSS)

FASB Topic ASC 220, “Comprehensive Income” requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Total comprehensive income is reported in the consolidated statements of comprehensive income and changes in shareowners’ equity.

The following table summarizes the tax effects for each component of other comprehensive income (loss):

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(828)	$322	$(506)
Amortization of losses on securities transferred from available for sale to
held to maturity	82	(32)	50
Total Investment Securities	(746)	290	(456)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	278	(107)	171
Reclassification adjustment for amortization of net loss	3,960	(1,528)	2,432
Current year actuarial loss	(9,958)	3,843	(6,115)
Total Benefit Plans	(5,720)	2,208	(3,512)

Total Other Comprehensive Loss	$(6,466)	$2,498	$(3,968)

2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(373)	$143	$(230)
Amortization of losses on securities transferred from available for sale to
held to maturity	76	(31)	45
Total Investment Securities	(297)	112	(185)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	316	(122)	194
Reclassification adjustment for amortization of net loss	3,743	(1,444)	2,299
Current year actuarial loss	(4,975)	1,919	(3,056)
Total Benefit Plans	(916)	353	(563)

Total Other Comprehensive Loss	$(1,213)	$465	$(748)

2014
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$251	$(103)	$148
Amortization of losses on securities transferred from available for sale to
held to maturity	70	(27)	43
Total Investment Securities	321	(130)	191
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	473	(182)	291
Reclassification adjustment for amortization of net loss	705	(272)	433
Current year actuarial loss	(22,603)	8,719	(13,884)
Total Benefit Plans	(21,425)	8,265	(13,160)

Total Other Comprehensive Loss	$(21,104)	$8,135	$(12,969)

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2016	$(127)	$(22,130)	$(22,257)
Other comprehensive loss during the period	(456)	(3,512)	(3,968)
Balance as of December 31, 2016	$(583)	$(25,642)	$(26,225)

Balance as of January 1, 2015	$59	$(21,568)	$(21,509)
Other comprehensive loss during the period	(186)	(562)	(748)
Balance as of December 31, 2015	$(127)	$(22,130)	$(22,257)

Balance as of January 1, 2014	$(132)	$(8,408)	$(8,540)
Other comprehensive income (loss) during the period	191	(13,160)	(12,969)
Balance as of December 31, 2014	$59	$(21,568)	$(21,509)

Note 16

RELATED PARTY TRANSACTIONS

At December 31, 2016 and 2015, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $8.5 million and $9.7 million, respectively.  During 2016, $9.9 million in new loans were made and repayments totaled $11.1 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Deposits from certain directors, executive officers, and their related interests totaled $17.9 million and $19.0 million at December 31, 2016 and 2015, respectively.

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

William G. Smith, III, the son of our Chairman, President and Chief Executive Officer, William G. Smith, Jr., is employed as a Vice President of Capital City Bank.  In 2016, William G. Smith, III’s total compensation (consisting of annual base salary, annual bonus, and stock-based compensation) was approximately $124,000.

Note 17

OTHER NONINTEREST EXPENSE

Components of other noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2016	2015	2014
Legal Fees	2,311	2,506	3,187
Professional Fees	3,424	3,789	3,732
Telephone	2,296	1,976	1,903
Advertising	1,702	1,391	1,461
Processing Services	6,471	6,540	6,062
Insurance – Other	2,060	2,737	2,934
Other	8,021	8,211	8,235
Total	$26,285	$27,150	$27,514

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

	2016			2015
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$69,993	$332,420	$402,413	$57,571	$306,642	$364,213
Standby Letters of Credit	4,768	-	4,768	6,095	-	6,095
Total	$74,761	$332,420	$407,181	$63,666	$306,642	$370,308

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $0.5 million in 2016, $0.5 million in 2015, and $0.5 million in 2014.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2016, are as follows (dollars in millions):  2017, $0.5; 2018, $0.5; 2019, $0.4; 2020, $0.4, thereafter, $2.4.

Contingencies.  The Company is a party to lawsuits and claims arising out of the normal course of business.  In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Further information on the swap contract is contained within Note 19 below.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly payments during 2016 totaled $287,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At December 31, 2016, there were no amounts payable.

A summary of fair values for assets and liabilities at December 31 consisted of the following:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
2016
Securities Available for Sale:
U.S. Government Treasury	$286,278	$-	$-	$286,278
U.S. Government Agency	-	131,640	-	131,640
States and Political Subdivisions	-	94,839	-	94,839
Mortgage-Backed Securities	-	1,430	-	1,430
Equity Securities	-	8,547	-	8,547

2015
Securities Available for Sale:
U.S. Government Treasury	$250,346	$-	$-	$250,346
U.S. Government Agency	-	101,824	-	101,824
State and Political Subdivisions	-	88,362	-	88,362
Mortgage-Backed Securities	-	1,901	-	1,901
Equity Securities	-	8,595	-	8,595

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $6.3 million with a valuation allowance of $0.6 million at December 31, 2016 and $8.8 million and $0.9 million, respectively, at December 31, 2015.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During 2016 and 2015, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and record valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments at December 31 consisted of the following:

	2016
(Dollars in Thousands)	Carrying	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$48,268	$48,268	$-	$-
Short-Term Investments	247,779	247,779	-	-
Investment Securities, Available for Sale	522,734	286,278	236,456	-
Investment Securities, Held to Maturity	177,365	119,157	57,589	-
Loans Held for Sale	10,886	-	10,886	-
Loans, Net of Allowance for Loan Losses	1,547,858	-	-	1,543,576

LIABILITIES:
Deposits	$2,412,286	$-	$2,272,572	$-
Short-Term Borrowings	12,749	-	12,802	-
Subordinated Notes Payable	52,887	-	42,024	-
Long-Term Borrowings	14,881	-	15,122	-

	2015
(Dollars in Thousands)	Carrying	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$51,288	$51,288	$-	$-
Short-Term Investments	327,617	327,617	-	-
Investment Securities, Available for Sale	451,028	250,346	200,682	-
Investment Securities, Held to Maturity	187,892	134,439	52,968	-
Loans Held for Sale	11,632	-	11,632	-
Loans, Net of Allowance for Loan Losses	1,478,322	-	-	1,483,926

LIABILITIES:
Deposits	$2,302,849	$-	$2,228,210	$-
Short-Term Borrowings	61,058	-	64,947	-
Subordinated Notes Payable	62,887	-	49,230	-
Long-Term Borrowings	28,265	-	30,448	-

All non-financial instruments are excluded from the above table.  The disclosures also do not include goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2016	2015
ASSETS
Cash and Due From Subsidiary Bank	$9,618	$13,527
Investment in Subsidiary Bank	325,337	327,794
Other Assets	5,563	5,164
Total Assets	$340,518	$346,485

LIABILITIES
Short-Term Borrowings	3,000	0
Subordinated Notes Payable	$52,887	$62,887
Other Liabilities	9,463	9,246
Total Liabilities	65,350	72,133

SHAREOWNERS’ EQUITY
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,844,698 and 17,156,919 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	168	172
Additional Paid-In Capital	34,188	38,256
Retained Earnings	267,037	258,181
Accumulated Other Comprehensive Loss, Net of Tax	(26,225)	(22,257)
Total Shareowners’ Equity	275,168	274,352
Total Liabilities and Shareowners’ Equity	$340,518	$346,485

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2016	2015	2014
OPERATING INCOME
Income Received from Subsidiary Bank:
Overhead Fees	$4,700	$4,604	$4,468
Dividends	9,300	9,200	6,000
Other Income	2,675	424	138
Total Operating Income	16,675	14,228	10,606

OPERATING EXPENSE
Salaries and Associate Benefits	4,247	3,395	3,156
Interest on Subordinated Notes Payable	1,527	1,368	1,328
Professional Fees	1,114	1,078	1,024
Advertising	160	105	141
Legal Fees	167	168	243
Other	718	699	624
Total Operating Expense	7,933	6,813	6,516
Earnings Before Income Taxes and Equity in Undistributed
Earnings of Subsidiary Bank	8,742	7,415	4,090
Income Tax Benefit	(1,492)	(342)	(433)
Earnings Before Equity in Undistributed Earnings of Subsidiary Bank	10,234	7,757	4,523
Equity in Undistributed Earnings of Subsidiary Bank	1,512	1,359	4,737
Net Income	$11,746	$9,116	$9,260

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,746	$9,116	$9,260
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(1,512)	(1,359)	(4,737)
Stock Compensation	1,260	1,109	1,349
Gain on Retirement of Trust Preferred Securities	(2,487)	-	-
(Increase) Decrease in Other Assets	(399)	191	387
Increase in Other Liabilities	345	444	532
Net Cash Provided By Operating Activities	8,953	9,501	6,791

CASH FROM FINANCING ACTIVITIES:
Redemption of Subordinated Notes	(7,500)	-	-
Proceeds from Short-Term Borrowings	3,750	-	-
Repayment of Short-Term Borrowings	(750)	-	-
Dividends Paid	(2,890)	(2,241)	(1,568)
Issuance of Common Stock Under Compensation Plans	840	507	578
Payments to Repurchase Common Stock	(6,312)	(5,981)	(269)
Net Cash Used In Financing Activities	(12,862)	(7,715)	(1,259)
Net (Decrease) Increase in Cash	(3,909)	1,786	5,532
Cash at Beginning of Year	13,527	11,741	6,209
Cash at End of Year	$9,618	$13,527	$11,741

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2016.

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

Ernst & Young LLP, an independent registered certified public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2016, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2016, as stated in its attestation report, which is included herein on page 109.

Change in Internal Control.  Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control.  There have been no changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect  our internal control over financial reporting.

Item 9B.    Other Information

None.

Ernst & Young LLP One Tampa City Center Suite 2400 201 North Franklin Street Tampa, Florida 33602	Tel: +1 813 225 4800 Fax: +1 813 225 4711 ey.com

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Capital City Bank Group, Inc. and our report dated March 2, 2017 expressed an unqualified opinion thereon.

Tampa, Florida

March 2, 2017

Part III

Item 10.      Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the sections entitled “Proposal No. 1 – Election of Directors”,  “Corporate Governance at Capital City,” “Share Ownership” and “Board Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2017.

Item 11.     Executive Compensation

Incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2017.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

The 2011 Associate Incentive Plan, 2011 Associate Stock Purchase Plan, and 2011 Director Stock Purchase Plan were approved by the Registrant’s shareowners.  The following table provides certain information regarding the Registrant’s equity compensation plans.

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price	under equity compensation
	outstanding options, warrants	of outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Securities Holders	—	$—	1,041,418(1)
Equity Compensation Plans Not
Approved by Securities Holders	—	—	—
Total	—	$—	1,041,418

(1)

Consists of 630,248 shares available for issuance under our 2011 Associate Incentive Plan, 352,450 shares available for issuance under our 2011 Associate Stock Purchase Plan, and 58,720 shares available for issuance under our 2011 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2011 Associate Incentive Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2017.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the sections entitled “Transactions With Related Persons” and “Corporate Governance at Capital City” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2017.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Committee Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2017.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

        1.     Financial Statements

                Report of Independent Registered Certified Public Accounting Firm

                Consolidated Statements of Financial Condition at the End of Fiscal Years 2016 and 2015

                Consolidated Statements of Income for Fiscal Years 2016, 2015, and 2014

                Consolidated Statements of Comprehensive Income for Fiscal Years 2016, 2015, and 2014

Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2016, 2015, and 2014

                Consolidated Statements of Cash Flows for Fiscal Years 2016, 2015, and 2014

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

10.8                        Participant Agreement, dated February 21, 2017, by and between J. Kimbrough Davis and the Registrant – incorporated by reference herein to Exhibit 10.1 of the Registrant’s Form 8-K (filed 2/27/17)(No. 0-13358).

11                           Statement re Computation of Per Share Earnings.*

14                           Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21                           Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2016.**

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

Item 16.    Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 2, 2017, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 2, 2017 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

/s/ J. Kimbrough Davis

J. Kimbrough Davis

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 2, 2017, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ Thomas A. Barron	/s/ John K. Humphress
Thomas A. Barron	John K. Humphress

/s/ Allan G. Bense	/s/ Lina S. Knox
Allan G. Bense	Lina S. Knox

/s/ Frederick Carroll, III	/s/ Henry Lewis III
Frederick Carroll, III	Henry Lewis III

/s/ Cader B. Cox, III	/s/ John G. Sample, Jr
Cader B. Cox, III	John G. Sample, Jr

/s/ Stanley W. Connally, Jr.	/s/ Laura Johnson
Stanley W. Connally, Jr	Laura Johnson

/s/ Eric Grant	/s/ William G. Smith, Jr.
Eric Grant	William G. Smith, Jr.

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

10.8                        Participant Agreement, dated February 21, 2017, by and between J. Kimbrough Davis and the Registrant – incorporated by reference herein to Exhibit 10.1 of the Registrant’s Form 8-K (filed 2/27/17)(No. 0-13358).

11                           Statement re Computation of Per Share Earnings.*

14                           Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21                           Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2016.**

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