Form 10-Q
period 2017-03-31
CAPITAL CITY BANK GROUP INC
filed 2017-05-03
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

(850) 402-7821
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of The Exchange Act.  [  ]

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
		(Do not check if smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At April 30, 2017, 16,954,074 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in Thousands)	2017	2016
ASSETS
Cash and Due From Banks	$47,650	$48,268
Federal Funds Sold and Interest Bearing Deposits	290,897	247,779
Total Cash and Cash Equivalents	338,547	296,047

Investment Securities, Available for Sale, at fair value	541,102	522,734
Investment Securities, Held to Maturity, at amortized cost (fair value of $157,885 and $176,746)	158,515	177,365
Total Investment Securities	699,617	700,099

Loans Held For Sale	7,498	10,886

Loans, Net of Unearned Income	1,584,959	1,561,289
Allowance for Loan Losses	(13,335)	(13,431)
Loans, Net	1,571,624	1,547,858

Premises and Equipment, Net	93,755	95,476
Goodwill	84,811	84,811
Other Real Estate Owned	9,501	10,638
Other Assets	90,178	99,382
Total Assets	$2,895,531	$2,845,197

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$836,011	$791,182
Interest Bearing Deposits	1,623,294	1,621,104
Total Deposits	2,459,305	2,412,286

Short-Term Borrowings	7,603	12,749
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	16,460	14,881
Other Liabilities	81,217	77,226
Total Liabilities	2,617,472	2,570,029

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,954,049 and 16,844,698 shares
issued and outstanding at March 31, 2017 and December 31, 2016, respectively	170	168
Additional Paid-In Capital	34,859	34,188
Retained Earnings	268,934	267,037
Accumulated Other Comprehensive Loss, Net of Tax	(25,904)	(26,225)
Total Shareowners’ Equity	278,059	275,168
Total Liabilities and Shareowners' Equity	$2,895,531	$2,845,197

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2017	2016
INTEREST INCOME
Loans, including Fees	$18,005	$18,045
Investment Securities:
Taxable Securities	1,783	1,420
Tax Exempt Securities	259	217
Federal Funds Sold and Interest Bearing Deposits	493	362
Total Interest Income	20,540	20,044

INTEREST EXPENSE
Deposits	281	221
Short-Term Borrowings	45	10
Subordinated Notes Payable	379	387
Other Long-Term Borrowings	99	216
Total Interest Expense	804	834

NET INTEREST INCOME	19,736	19,210
Provision for Loan Losses	310	452
Net Interest Income After Provision For Loan Losses	19,426	18,758

NONINTEREST INCOME
Deposit Fees	5,090	5,400
Bank Card Fees	2,803	2,853
Wealth Management Fees	1,842	1,792
Mortgage Banking Fees	1,308	1,030
Other	1,675	1,602
Total Noninterest Income	12,718	12,677

NONINTEREST EXPENSE
Compensation	16,496	16,241
Occupancy, net	4,381	4,459
Other Real Estate Owned, net	583	1,425
Other	6,462	6,805
Total Noninterest Expense	27,922	28,930

INCOME BEFORE INCOME TAXES	4,222	2,505
Income Tax Expense	1,478	858

NET INCOME	$2,744	$1,647

BASIC NET INCOME PER SHARE	$0.16	$0.10
DILUTED NET INCOME PER SHARE	$0.16	$0.10

Average Basic Shares Outstanding	16,919	17,202
Average Diluted Shares Outstanding	16,944	17,235

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in Thousands)	2017	2016
NET INCOME	$2,744	$1,647
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	505	1,784
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	20	19
Total Investment Securities	525	1,803
Other comprehensive income, before tax	525	1,803
Deferred tax benefit related to other comprehensive income	(204)	(695)
Other comprehensive income, net of tax	321	1,108
TOTAL COMPREHENSIVE INCOME	$3,065	$2,755

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Shares	Common	Additional	Retained	Loss, Net of
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Paid-In Capital	Earnings	Taxes	Total
Balance, January 1, 2016	17,156,919	$172	$38,256	$258,181	$(22,257)	$274,352
Net Income	-	-	-	1,647	-	1,647
Other Comprehensive Income, Net of Tax	-	-	-	-	1,108	1,108
Cash Dividends ($0.0400 per share)	-	-	-	(689)	-	(689)
Repurchase of Common Stock	(3,600)	-	(50)	-	-	(50)
Stock Based Compensation	-	-	247	-	-	247
Impact of Transactions Under Compensation Plans, net	68,335	-	218	-	-	218
Balance, March 31, 2016	17,221,654	$172	$38,671	$259,139	$(21,149)	$276,833

Balance, January 1, 2017	16,844,698	$168	$34,188	$267,037	$(26,225)	$275,168
Net Income	-	-	-	2,744	-	2,744
Other Comprehensive Income, Net of Tax	-	-	-	-	321	321
Cash Dividends ($0.0500 per share)	-	-	-	(847)	-	(847)
Stock Based Compensation	-	-	408	-	-	408
Impact of Transactions Under Compensation Plans, net	109,351	2	263	-	-	265
Balance, March 31, 2017	16,954,049	$170	$34,859	$268,934	$(25,904)	$278,059

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,744	$1,647
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	310	452
Depreciation	1,735	1,705
Amortization of Premiums, Discounts, and Fees, net	1,575	1,569
Net Decrease in Loans Held-for-Sale	3,388	1,157
Stock Compensation	408	247
Deferred Income Taxes	1,174	693
Loss on Sales and Write-Downs of Other Real Estate Owned	490	1,076
Loss on Disposal of Premises and Equipment	6	2
Net Decrease (Increase) in Other Assets	7,920	(2,063)
Net Increase in Other Liabilities	4,168	2,765
Net Cash Provided By Operating Activities	23,918	9,250

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(10,738)	(5,064)
Payments, Maturities, and Calls	29,338	5,631
Securities Available for Sale:
Purchases	(50,022)	(39,499)
Payments, Maturities, and Calls	30,732	28,566
Purchases of Loans Held for Investment	(18,513)	-
Net Increase in Loans	(6,099)	(16,574)
Proceeds From Sales of Other Real Estate Owned	2,114	1,965
Purchases of Premises and Equipment	(923)	(917)
Net Cash Used In Investing Activities	(24,111)	(25,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	47,019	(11,441)
Net (Decrease) Increase in Short-Term Borrowings	(2,146)	1,427
Repayment of Other Long-Term Borrowings	(1,421)	(766)
Dividends Paid	(847)	(689)
Payments to Repurchase Common Stock	-	(50)
Issuance of Common Stock Under Compensation Plans	88	78
Net Cash Provided By (Used In) Financing Activities	42,693	(11,441)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,500	(28,083)

Cash and Cash Equivalents at Beginning of Period	296,047	378,905
Cash and Cash Equivalents at End of Period	$338,547	$350,822

Supplemental Cash Flow Disclosures:
Interest Paid	$808	$829
Income Taxes Paid	$691	$50

Noncash Investing and Financing Activities:
Loans and Premises Transferred to Other Real Estate Owned	$1,541	$1,201
Transfer of Current Portion of Long-Term Borrowings	$-	$437

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

The consolidated statement of financial condition at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	March 31, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$288,661	$106	$778	$287,989	$286,867	$262	$851	$286,278
U.S. Government Agency	143,066	660	293	143,433	131,489	495	344	131,640
States and Political Subdivisions	99,685	126	111	99,700	95,197	23	381	94,839
Mortgage-Backed Securities	1,275	117	-	1,392	1,312	118	-	1,430
Equity Securities(1)	8,588	-	-	8,588	8,547	-	-	8,547
Total	$541,275	$1,009	$1,182	$541,102	$523,412	$898	$1,576	$522,734

Held to Maturity
U.S. Government Treasury	$93,335	$26	$98	$93,263	$119,131	$107	$81	$119,157
States and Political Subdivisions	7,610	17	4	7,623	8,175	1	38	8,138
Mortgage-Backed Securities	57,570	58	629	56,999	50,059	29	637	49,451
Total	$158,515	$101	$731	$157,885	$177,365	$137	$756	$176,746

Total Investment Securities	$699,790	$1,110	$1,913	$698,987	$700,777	$1,035	$2,332	$699,480

(1)     Includes Federal Home Loan Bank, Federal Reserve Bank, and FNBB, Inc. stock recorded at cost of $3.3 million, $4.8 million, and $0.5 million, respectively, at March 31, 2017 and $3.3 million, $4.8 million, and $0.5 million, respectively, at December 31, 2016.

Securities with an amortized cost of $332.4 million and $332.7 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  As of March 31, 2017, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
	Amortized	Market	Amortized	Market
(Dollars in Thousands)	Cost	Value	Cost	Value
Due in one year or less	$185,316	$185,386	$35,468	$35,485
Due after one through five years	242,632	241,724	65,477	65,401
Mortgage-Backed Securities	1,275	1,392	57,570	56,999
U.S. Government Agency	103,464	104,012	-	-
Equity Securities	8,588	8,588	-	-
Total	$541,275	$541,102	$158,515	$157,885

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
Available for Sale
U.S. Government Treasury	$133,781	$778	$-	$-	$133,781	$778
U.S. Government Agency	$52,628	$278	$3,871	$15	$56,499	$293
States and Political Subdivisions	48,786	109	542	2	49,328	111
Mortgage-Backed Securities	-	-	3	-	3	-
Total	235,195	1,165	4,416	17	239,611	1,182

Held to Maturity
U.S. Government Treasury	47,679	98	-	-	47,679	98
States and Political Subdivisions	2,545	4	-	-	2,545	4
Mortgage-Backed Securities	35,437	592	3,404	37	38,841	629
Total	$85,661	$694	$3,404	$37	$89,065	$731

December 31, 2016
Available for Sale
U.S. Government Treasury	$116,704	$851	$-	$-	$116,704	$851
U.S. Government Agency	48,520	310	6,699	34	55,219	344
States and Political Subdivisions	81,521	380	294	1	81,815	381
Mortgage-Backed Securities	3	-	-	-	3	-
Total	246,748	1,541	6,993	35	253,741	1,576

Held to Maturity
U.S. Government Treasury	35,210	81	-	-	35,210	81
States and Political Subdivisions	7,491	38	-	-	7,491	38
Mortgage-Backed Securities	36,710	599	4,010	38	40,720	637
Total	$79,411	$718	$4,010	$38	$83,421	$756

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

At March 31, 2017, there were 287 positions (combined Available-for-Sale and Held-to-Maturity) with an unrealized loss totaling $1.9 million. Included were 116 positions comprised of Ginnie Mae mortgage-backed securities (51), US Treasuries (39), and SBA securities (26) with an unrealized loss totaling $1.6 million. Each of these positions carries the full faith and credit guarantee of the US Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 116 positions, there were 11 GNMA positions and seven SBA positions in an unrealized loss position for longer than 12 months, with unrealized losses of $37,000 and $15,000, respectively. There were 22 agency positions with an unrealized loss of $0.2 million. The remaining 149 positions in an unrealized loss position were municipal bonds that were pre-refunded, or rated “AA-“or better, with unrealized losses of $0.1 million. Of these 149 positions, two were in an unrealized loss position greater than 12 months, with an unrealized loss of $2,000. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2017	December 31, 2016
Commercial, Financial and Agricultural	$214,595	$216,404
Real Estate – Construction	59,938	58,443
Real Estate – Commercial Mortgage	503,868	503,978
Real Estate – Residential(1)	304,992	281,509
Real Estate – Home Equity	231,300	236,512
Consumer	270,266	264,443
Loans, Net of Unearned Income	$1,584,959	$1,561,289

(1)     Includes loans in process with outstanding balances of $10.5 million and $9.6 million at March 31, 2017 and December 31, 2016, respectively.

Net deferred costs included in loans were $0.6 million at March 31, 2017 and $0.5 million at December 31, 2016.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	March 31, 2017		December 31, 2016
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$538	$-	$468	$-
Real Estate – Construction	363	-	311	-
Real Estate – Commercial Mortgage	3,970	-	3,410	-
Real Estate – Residential	1,724	-	2,330	-
Real Estate – Home Equity	1,587	-	1,774	-
Consumer	116	-	240	-
Total Nonaccrual Loans	$8,298	$-	$8,533	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans
March 31, 2017
Commercial, Financial and Agricultural	$205	$32	$-	$237	$213,820	$214,595
Real Estate – Construction	-	-	-	-	59,575	59,938
Real Estate – Commercial Mortgage	69	177	-	246	499,652	503,868
Real Estate – Residential	1,094	67	-	1,161	302,107	304,992
Real Estate – Home Equity	263	15	-	278	229,435	231,300
Consumer	1,123	218	-	1,341	268,809	270,266
Total Past Due Loans	$2,754	$509	$-	$3,263	$1,573,398	$1,584,959

December 31, 2016
Commercial, Financial and Agricultural	$209	$48	$-	$257	$215,679	$216,404
Real Estate – Construction	949	282	-	1,231	56,901	58,443
Real Estate – Commercial Mortgage	835	1	-	836	499,732	503,978
Real Estate – Residential	1,199	490	-	1,689	277,490	281,509
Real Estate – Home Equity	577	51	-	628	234,110	236,512
Consumer	1,516	281	-	1,797	262,406	264,443
Total Past Due Loans	$5,285	$1,153	$-	$6,438	$1,546,318	$1,561,289

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
March 31, 2017
Beginning Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431
Provision for Loan Losses	(36)	(68)	(187)	(166)	288	479	310
Charge-Offs	(93)	-	(71)	(116)	(92)	(624)	(996)
Recoveries	81	-	23	213	29	244	590
Net Charge-Offs	(12)	-	(48)	97	(63)	(380)	(406)
Ending Balance	$1,150	$100	$4,080	$3,376	$2,522	$2,107	$13,335

Three Months Ended
March 31, 2016
Beginning Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953
Provision for Loan Losses	(24)	-	44	(30)	118	344	452
Charge-Offs	(37)	-	(274)	(478)	(215)	(439)	(1,443)
Recoveries	39	-	81	236	59	236	651
Net Charge-Offs	2	-	(193)	(242)	(156)	(203)	(792)
Ending Balance	$883	$101	$4,349	$4,137	$2,435	$1,708	$13,613

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
March 31, 2017
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$94	$2	$2,027	$1,486	$445	$4	$4,058
Loans Collectively
Evaluated for Impairment	1,056	98	2,053	1,890	2,077	2,103	9,277
Ending Balance	$1,150	$100	$4,080	$3,376	$2,522	$2,107	$13,335

December 31, 2016
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$80	$-	$2,038	$1,561	$335	$6	$4,020
Loans Collectively
Evaluated for Impairment	1,118	168	2,277	1,884	1,962	2,002	9,411
Ending Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431

March 31, 2016
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$72	$-	$1,936	$1,954	$389	$4	$4,355
Loans Collectively
Evaluated for Impairment	811	101	2,413	2,183	2,046	1,704	9,258
Ending Balance	$883	$101	$4,349	$4,137	$2,435	$1,708	$13,613

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
March 31, 2017
Individually Evaluated for
Impairment	$1,238	$362	$23,061	$14,699	$3,514	$145	$43,019
Collectively Evaluated for
Impairment	213,357	59,576	480,807	290,293	227,786	270,121	1,541,940
Total	$214,595	$59,938	$503,868	$304,992	$231,300	$270,266	$1,584,959

December 31, 2016
Individually Evaluated for
Impairment	$1,042	$247	$23,855	$15,596	$3,375	$174	$44,289
Collectively Evaluated for
Impairment	215,362	58,196	480,123	265,913	233,137	264,269	1,517,000
Total	$216,404	$58,443	$503,978	$281,509	$236,512	$264,443	$1,561,289

March 31, 2016
Individually Evaluated for
Impairment	$812	$-	$20,798	$18,221	$3,211	$206	$43,248
Collectively Evaluated for
Impairment	182,869	42,537	482,461	277,849	230,917	246,954	1,463,587
Total	$183,681	$42,537	$503,259	$296,070	$234,128	$247,160	$1,506,835

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
March 31, 2017
Commercial, Financial and Agricultural	$1,238	$355	$883	$94
Real Estate – Construction	362	298	64	2
Real Estate – Commercial Mortgage	23,061	8,189	14,872	2,027
Real Estate – Residential	14,699	2,609	12,090	1,486
Real Estate – Home Equity	3,514	1,549	1,965	445
Consumer	145	54	91	4
Total	$43,019	$13,054	$29,965	$4,058

December 31, 2016
Commercial, Financial and Agricultural	$1,042	$565	$477	$80
Real Estate – Construction	247	-	247	-
Real Estate – Commercial Mortgage	23,855	8,954	14,901	2,038
Real Estate – Residential	15,596	2,509	13,087	1,561
Real Estate – Home Equity	3,375	1,871	1,504	335
Consumer	174	65	109	6
Total	$44,289	$13,964	$30,325	$4,020

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended March 31,
	2017		2016
	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income
Commercial, Financial and Agricultural	$1,140	$12	$823	$13
Real Estate – Construction	305	-	49	-
Real Estate – Commercial Mortgage	23,458	223	20,822	239
Real Estate – Residential	15,147	180	18,395	209
Real Estate – Home Equity	3,445	27	3,178	27
Consumer	159	2	234	2
Total	$43,654	$444	$43,501	$490

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
March 31, 2017
Special Mention	$4,189	$18,940	$187	$23,316
Substandard	1,393	39,224	361	40,978
Doubtful	-	-	-	-
Total Criticized Loans	$5,582	$58,164	$548	$64,294

December 31, 2016
Special Mention	$3,300	$23,183	$216	$26,699
Substandard	1,158	39,800	549	41,507
Doubtful	-	-	-	-
Total Criticized Loans	$4,458	$62,983	$765	$68,206

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

The following table presents loans classified as TDRs.

	March 31, 2017		December 31, 2016
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$870	$-	$772	$40
Real Estate – Construction	-	65	-	-
Real Estate – Commercial Mortgage	19,296	1,948	20,673	1,259
Real Estate – Residential	13,648	420	13,969	444
Real Estate – Home Equity	2,597	78	2,647	-
Consumer	144	-	172	-
Total TDRs	$36,555	$2,511	$38,233	$1,743

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended March 31,			Three Months Ended March 31,
	2017			2016
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	1	64	65	-	-	-
Real Estate – Commercial Mortgage	-	-	-	1	332	332
Real Estate – Residential	-	-	-	5	499	500
Real Estate – Home Equity	1	56	55	4	188	189
Consumer	-	-	-	-	-	-
Total TDRs	2	$120	$120	10	$1,019	$1,021

The following table provides information on TDR defaults for loans that had been modified within the previous 12 months for the periods indicated.

	Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016
	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment	Contracts	Investment
Commercial, Financial and Agricultural	-	$-	-	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	-
Real Estate – Residential	-	-	-	-
Real Estate – Home Equity	-	-	1	3
Consumer	-	-	1	35
Total TDRs	-	$-	2	$38

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	-	$-	-	$-
Interest rate adjustment	2	120	-	-
Extended amortization and interest rate adjustment	-	-	10	1,021
Other	-	-	-	-
Total TDRs	2	$120	10	$1,021

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016
Beginning Balance	$10,638	$19,290
Additions	1,541	1,201
Valuation Write-downs	(494)	(835)
Sales	(2,111)	(2,206)
Other	(73)	-
Ending Balance	$9,501	$17,450

Net expenses applicable to other real estate owned include the following:

	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016
Gains from the Sale of Properties	$(106)	$(129)
Losses from the Sale of Properties	102	369
Rental Income from Properties	(32)	-
Property Carrying Costs	125	350
Valuation Adjustments	494	835
Total	$583	$1,425

As of March 31, 2017 the Company had $1.2 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016
Service Cost	$1,688	$1,613
Interest Cost	1,437	1,397
Expected Return on Plan Assets	(2,006)	(1,934)
Prior Service Cost Amortization	56	69
Net Loss Amortization	953	801
Net Periodic Benefit Cost	$2,128	$1,946

Discount Rate	4.21%	4.52%
Long-term Rate of Return on Assets	7.25%	7.50%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016
Interest Cost	$48	$40
Net Loss Amortization	149	190
Net Periodic Benefit Cost	$197	$230

Discount Rate	3.92%	4.13%

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

	March 31, 2017			December 31, 2016
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$72,917	$346,911	$419,828	$69,993	$332,420	$402,413
Standby Letters of Credit	5,053	-	5,053	4,768	-	4,768
Total	$77,970	$346,911	$424,881	$74,761	$332,420	$407,181

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $83,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At March 31, 2017, there were no amounts payable.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
March 31, 2017
Securities Available for Sale:
U.S. Government Treasury	$287,989	$-	$-	$287,989
U.S. Government Agency	-	143,433	-	143,433
States and Political Subdivisions	-	99,700	-	99,700
Mortgage-Backed Securities	-	1,392	-	1,392
Equity Securities	-	8,588	-	8,588

December 31, 2016
Securities Available for Sale:
U.S. Government Treasury	$286,278	$-	$-	$286,278
U.S. Government Agency	-	131,640	-	131,640
States and Political Subdivisions	-	94,839	-	94,839
Mortgage-Backed Securities	-	1,430	-	1,430
Equity Securities	-	8,547	-	8,547

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $8.6 million with a valuation allowance of $1.1 million at March 31, 2017 and $6.3 million and $0.6 million, respectively, at December 31, 2016.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first three months of 2017, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	March 31, 2017
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$47,650	$47,650	$-	$-
Short-Term Investments	290,897	290,897	-	-
Investment Securities, Available for Sale	541,102	287,889	253,113	-
Investment Securities, Held to Maturity	158,515	93,263	64,622	-
Loans Held for Sale	7,498	-	7,498	-
Loans, Net of Allowance for Loan Losses	1,571,624	-	-	1,564,508

LIABILITIES:
Deposits	$2,459,305	$-	$2,311,870	$-
Short-Term Borrowings	7,603	-	7,640	-
Subordinated Notes Payable	52,887	-	41,493	-
Long-Term Borrowings	16,460	-	16,683	-

	December 31, 2016
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$48,268	$48,268	$-	$-
Short-Term Investments	247,779	247,779	-	-
Investment Securities, Available for Sale	522,734	286,278	236,456	-
Investment Securities, Held to Maturity	177,365	119,157	57,589	-
Loans Held for Sale	10,886	-	10,886	-
Loans, Net of Allowance for Loan Losses	1,547,858	-	-	1,543,576

LIABILITIES:
Deposits	$2,412,286	$-	$2,272,572	$-
Short-Term Borrowings	12,749	-	12,802	-
Subordinated Notes Payable	52,887	-	42,024	-
Long-Term Borrowings	14,881	-	15,122	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
March 31, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$505	$(196)	$309
Amortization of losses on securities transferred from available for sale to held to
maturity	20	(8)	12
Total Other Comprehensive Loss	$525	$(204)	$321

March 31, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,784	$(688)	$1,096
Amortization of losses on securities transferred from available for sale to held to
maturity	19	(7)	12
Total Other Comprehensive Income	$1,803	$(695)	$1,108

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2017	$(583)	$(25,642)	$(26,225)
Other comprehensive income during the period	321	-	321
Balance as of March 31, 2017	$(262)	$(25,642)	$(25,904)

Balance as of January 1, 2016	$(127)	$(22,130)	$(22,257)
Other comprehensive income during the period	1,108	-	1,108
Balance as of March 31, 2016	$981	$(22,130)	$(21,149)

NOTE 9 – ACCOUNTING STANDARDS UPDATES

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur.  Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available.  Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital.  Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case.  ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.  ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions.  ASU 2016-09 was implemented by the Company in the first quarter of 2017 and did not have a significant impact on its financial statements.

ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update).”  ASU 2017-03 incorporates into the FASB Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements upon adopting the revenue, leases and credit losses standards.  ASU 2017-03 was implemented by the Company in the first quarter of 2017 and did not have a significant impact on its financial statements.

ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  ASU 2017-04 is effective for the Company on January 1, 2020 and is not expected to have a significant impact on its financial statements.

ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Asset.”  ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate.  Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2017-07, “Compensation – Retirement Benefits (Topic 715).” ASU 2017-07  requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  ASU 2017-07 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20).” ASU 2017-08  shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

NOTE 10 – RELATED PARTY TRANSACTIONS

In March 2017, the Company entered into an agreement with Mettler Limited Partnership, a related party of Thomas A. Barron, President of Capital City Bank and a director of the Company, to acquire a $1,000,000 loan participation interest in a loan originated by Capital City Bank.  This transaction was reviewed and approved in accordance with the Company’s Related Party Transaction Policy.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2017 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, is referred to as "CCBG," "Company," "we," "us," or "our."

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

All forward-looking statements, by their nature, are subject to risks and uncertainties.  Our actual future results may differ materially from those set forth in our forward-looking statements.  Please see the Introductory Note and Item 1A. Risk Factors of our 2016 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 60 full-service offices located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

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

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2016 Form 10-K.

NON-GAAP FINANCIAL MEASURE

We present a tangible common equity ratio that removes the effect of goodwill resulting from merger and acquisition activity.  We believe this measure is useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry. The GAAP to non-GAAP reconciliation is provided below.

		2017	2016				2015

(Dollars in Thousands)		First	Fourth	Third	Second	First	Fourth	Third	Second
Shareowners' Equity (GAAP)		$278,059	$275,168	$276,624	$274,824	$276,833	$274,352	$273,659	$272,038
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	193,248	190,357	191,813	190,013	192,022	189,541	188,848	187,227
Total Assets (GAAP)		2,895,531	2,845,197	2,753,154	2,767,636	2,792,186	2,797,860	2,615,094	2,654,144
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,810,720	$2,760,386	$2,668,343	$2,682,825	$2,707,375	$2,713,049	$2,530,283	$2,569,333
Tangible Common Equity Ratio	A/B	6.88%	6.90%	7.19%	7.08%	7.09%	6.99%	7.46%	7.29%

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017	2016				2015
(Dollars in Thousands, Except
(Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$20,540	$20,832	$20,104	$20,174	$20,044	$20,602	$19,877	$19,833
Interest Expense	804	773	784	798	834	808	811	849
Net Interest Income	19,736	20,059	19,320	19,376	19,210	19,794	19,066	18,984
Provision for Loan Losses	310	464	-	(97)	452	513	413	375
Net Interest Income After
Provision for Loan Losses	19,426	19,595	19,320	19,473	18,758	19,281	18,653	18,609
Noninterest Income(2)(3)	12,718	12,778	13,011	15,215	12,677	13,221	13,228	14,794
Noninterest Expense	27,922	27,560	28,022	28,702	28,930	28,280	29,164	28,439
Income Before Income Taxes	4,222	4,813	4,309	5,986	2,505	4,222	2,717	4,964
Income Tax Expense	1,478	1,517	1,436	2,056	858	1,620	1,034	1,119
Net Income	2,744	3,296	2,873	3,930	1,647	2,602	1,683	3,845
Net Interest Income (FTE)	$20,006	$20,335	$19,603	$19,617	$19,421	$20,006	$19,253	$19,119

Per Common Share:
Net Income Basic	$0.16	$0.20	$0.18	$0.22	$0.10	$0.16	$0.09	$0.22
Net Income Diluted	0.16	0.20	0.17	0.22	0.10	0.16	0.09	0.22
Cash Dividends Declared	0.05	0.05	0.04	0.04	0.04	0.04	0.03	0.03
Diluted Book Value	16.38	16.23	16.39	16.31	16.04	15.93	15.89	15.80
Market Price:
High	21.79	23.15	15.35	15.96	15.88	16.05	15.75	16.32
Low	19.22	14.29	13.32	13.16	12.83	13.56	14.39	13.94
Close	21.39	20.48	14.77	13.92	14.59	15.35	14.92	15.27

Selected Average Balances:
Loans, Net	$1,585,561	$1,573,264	$1,555,889	$1,531,777	$1,507,508	$1,492,521	$1,483,657	$1,473,954
Earning Assets	2,529,207	2,423,388	2,417,943	2,447,777	2,440,718	2,353,729	2,310,823	2,328,012
Total Assets	2,845,140	2,743,463	2,734,465	2,767,854	2,763,746	2,678,214	2,639,692	2,670,701
Deposits	2,407,278	2,306,917	2,288,741	2,276,553	2,258,600	2,174,718	2,137,433	2,178,399
Shareowners’ Equity	278,489	278,943	277,407	279,532	277,464	275,893	274,956	274,421
Common Equivalent Average Shares:
Basic	16,919	16,809	16,804	17,144	17,202	17,145	17,150	17,296
Diluted	16,944	16,913	16,871	17,196	17,235	17,214	17,229	17,358

Performance Ratios:
Return on Average Assets	0.39%	0.48%	0.42%	0.57%	0.24%	0.39%	0.25%	0.58%
Return on Average Equity	4.00	4.70	4.12	5.65	2.39	3.74	2.43	5.62
Net Interest Margin (FTE)	3.21	3.34	3.23	3.22	3.20	3.37	3.31	3.29
Noninterest Income as % of
Operating Revenue	39.19	38.91	40.24	43.99	39.76	40.05	40.96	43.80
Efficiency Ratio	85.33	83.23	85.92	82.40	90.13	85.11	89.79	83.85

Asset Quality:
Allowance for Loan Losses	$13,335	$13,431	13,744	$13,677	$13,613	$13,953	$14,737	$15,236
Allowance for Loan Losses to Loans	0.84%	0.86%	0.88%	0.89%	0.90%	0.93%	0.99%	1.03%
Nonperforming Assets (“NPAs”)	17,799	19,171	21,352	22,836	26,499	29,595	38,357	45,487
NPAs to Total Assets	0.61	0.67	0.78	0.83	0.95	1.06	1.47	1.71
NPAs to Loans plus OREO	1.11	1.21	1.35	1.48	1.73	1.94	2.54	3.00
Allowance to Non-Performing Loans	160.70	157.40	159.56	166.50	150.44	135.40	112.17	99.46
Net Charge-Offs to Average Loans	0.10	0.20	(0.02)	(0.04)	0.21	0.34	0.24	0.33

Capital Ratios:
Tier 1 Capital	15.68%	15.51%	15.48%	15.63%	16.39%	16.42%	16.36%	15.83%
Total Capital	16.44	16.28	16.28	16.44	17.20	17.25	17.24	16.72
Common Equity Tier 1	12.77	12.61	12.55	12.65	12.82	12.84	12.76	12.34
Leverage	9.95	10.23	10.12	9.98	10.34	10.65	10.71	10.53
Tangible Common Equity(1)	6.88	6.90	7.19	7.08	7.09	6.99	7.46	7.29

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 27.
(2)Includes $2.5 million gain on retirement of trust preferred securities in second quarter, 2016.
(3)Includes $1.7 million in bank-owned life insurance proceeds in second quarter, 2015.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•         Net income of $2.7 million, or $0.16 per diluted share, for the first quarter of 2017 compared to net income of $3.3 million, or $0.20 per diluted share, for the fourth quarter of 2016, and net income of $1.6 million, or $0.10 per diluted share for the first quarter of 2016.

•         Tax equivalent net interest income for the first quarter of 2017 was $20.0 million compared to $20.3 million for the fourth quarter of 2016 and $19.4 million for the first quarter of 2016.  The decline in tax equivalent net interest income compared to the fourth quarter of 2016 was attributable two less calendar days and interest recoveries recognized during the fourth quarter, partially offset by higher income from overnight funds.  The increase in tax equivalent net interest income compared to the first quarter of 2016 reflects growth in the investment portfolio and higher income from overnight funds.

•         Provision for loan losses was $0.3 million for the first quarter of 2017 compared to $0.4 million for the fourth quarter of 2016 and $0.5 million for the first quarter of 2016.  The lower level of provision reflected continued favorable problem loan migration and lower net loan charge-offs, partially offset by growth in the loan portfolio.

•         Noninterest income for the first quarter of 2017 totaled $12.7 million, a decrease of $0.1 million, or 0.5%, from the fourth quarter of 2016 and comparable to the first quarter of 2016.

•         Noninterest expense for the first quarter of 2017 totaled $27.9 million, an increase of $0.4 million, or 1.3%, over the fourth quarter of 2016 and a decrease of $1.0 million, or 3.5%, from the first quarter of 2016.  The increase over the fourth quarter of 2016 was primarily attributable to higher other real estate owned (“OREO”) expense, processing expense, and telephone expense.  The decline from the first quarter of 2016 primarily reflects lower OREO expense, legal fees, and FDIC insurance.

Financial Condition

•         Average earning assets totaled $2.529 billion for the first quarter of 2017, an increase of $105.8 million, or 4.4%, over the fourth quarter of 2016, and an increase of $88.5 million, or 3.6%, over the first quarter of 2016.  The increase in earning assets over the fourth quarter of 2016 was attributable to a higher level of public fund deposits.  Compared to the first quarter of 2016, average earnings assets increased as deposit growth funded both the loan and investment portfolios, resulting in a more favorable earning asset mix.

•         Average loans increased by $12.3 million, or 0.8%, over the fourth quarter of 2016 and $78.1 million, or 5.2%, over the first quarter of 2016.  The increase compared to the fourth quarter of 2016 reflects growth in all loan types except institutional, home equity, and direct consumer loans.  Growth over the first quarter of 2016 was experienced in all loan products, with the exception of residential mortgages and direct consumer loans.

•         Nonperforming assets totaled $17.8 million as of March 31, 2017, a decrease of $1.4 million from December 31, 2016 and $8.7 million from March 31, 2016.  Nonperforming assets represented 0.61% of total assets as of March 31, 2017 compared to 0.67% as of December 31, 2016 and 0.95% at March 31, 2016.

•         As of March 31, 2017, we were well-capitalized with a risk based capital ratio of 16.44% and a tangible common equity ratio of 6.88% compared to 16.28% and 6.90%, respectively, as of December 31, 2016, and 17.20% and 7.09%, respectively, as of March 31, 2016.  The reduction in the risk based capital ratio compared to the first quarter of 2016 reflects the partial redemption of TRUPs and the repurchase of our common stock during 2016.  All of our regulatory capital ratios exceed the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2017, we realized net income of $2.7 million, or $0.16 per diluted share, compared to net income of $3.3 million, or $0.20 per diluted share for the fourth quarter of 2016, and net income of $1.6 million, or $0.10 per diluted share, for the first quarter of 2016.

Compared to the fourth quarter of 2016, performance reflected lower net interest income of $0.3 million, a $0.1 million decrease in noninterest income, and higher noninterest expense of $0.4 million, partially offset by a $0.1 million decrease in the loan loss provision and lower income taxes of $0.1 million

Compared to the first quarter of 2016, the increase in earnings was due to higher net interest income of $0.5 million, a $0.1 million decrease in the loan loss provision, and lower noninterest expense of $1.0 million, partially offset by higher income taxes of $0.5 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2017	December 31, 2016	March 31, 2016
Interest Income	$20,540	$20,832	$20,044
Taxable Equivalent Adjustments	270	276	211
Total Interest Income (FTE)	20,810	21,108	20,255
Interest Expense	804	773	834
Net Interest Income (FTE)	20,006	20,335	19,421
Provision for Loan Losses	310	464	452
Taxable Equivalent Adjustments	270	276	211
Net Interest Income After provision for Loan Losses	19,426	19,595	18,758
Noninterest Income	12,718	12,778	12,677
Noninterest Expense	27,922	27,560	28,930
Income Before Income Taxes	4,222	4,813	2,505
Income Tax Expense	1,478	1,517	858
Net Income	$2,744	$3,296	$1,647

Basic Net Income Per Share	$0.16	$0.20	$0.10
Diluted Net Income Per Share	$0.16	$0.20	$0.10

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

Tax equivalent net interest income was $20.0 million for the first quarter of 2017. This compared to $20.3 million for the fourth quarter of 2016 and $19.4 million for the first quarter of 2016.  The decline in tax equivalent net interest income compared to the fourth quarter of 2016 was attributable to two fewer calendar days and interest recoveries recognized during the fourth quarter,  partially offset by higher income from overnight funds.  The increase in tax equivalent net interest income compared to the first quarter of 2016 reflects growth in the investment portfolio and higher income from overnight funds.

Although the Federal Open Market Committee (FOMC) increased the federal funds target rate 25 basis points to 100 basis points in March 2017, aggressive lending competition in all markets continues to impact pricing for loans.  Some of this pressure has been alleviated by our adjustable rate loans tied to the prime rate.  We continue to review our various loan strategies, with the goal of enhancing performance, subject to our overall risk appetite.  In addition, we have maintained a disciplined approach to deposit pricing, reflected in our cost of funds being unchanged quarter-over-quarter.

Our net interest margin for the first quarter of 2017 was 3.21%, a decline of 13 basis points from the fourth quarter of 2016 and an increase of one basis point from the first quarter of 2016.  The decrease in the margin compared to the fourth quarter of 2016 was due to a shift in earning assets, primarily due to a higher composition of overnight funds driven by the influx of seasonal public deposits.  The increase in the margin compared to the first quarter of 2016 was primarily due to a positive shift in earning assets, as overnight funds were utilized to fund growth in the loan and investment portfolios.

We continue to maintain short-duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has historically produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2017 was $0.3 million compared to $0.4 million for the fourth quarter of 2016 and $0.5 million for the first quarter of 2016.  The lower level of provision reflected continued favorable problem loan migration and lower net loan charge-offs, partially offset by growth in the loan portfolio.  Net loan charge-offs for the first quarter of 2017 totaled $0.4 million, or 0.10% (annualized), of average loans compared to $0.8 million, or 0.20% (annualized), for the fourth quarter of 2016 and $0.8 million, or 0.21% (annualized), for the first quarter of 2016.  As of March 31, 2017, the allowance for loan losses of $13.3 million was 0.84% of outstanding loans (net of overdrafts) and provided coverage of 161% of nonperforming loans compared to 0.86% and157%, respectively, as of December 31, 2016 and 0.90% and 150%, respectively, as of March 31, 2016.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2017	December 31, 2016	March 31, 2016
CHARGE-OFFS
Commercial, Financial and Agricultural	$93	$377	$37
Real Estate - Construction	-	-	-
Real Estate - Commercial Mortgage	71	70	274
Real Estate - Residential	116	120	478
Real Estate - Home Equity	92	38	215
Consumer	624	771	439
Total Charge-offs	$996	$1,376	$1,443

RECOVERIES
Commercial, Financial and Agricultural	$81	$50	$39
Real Estate - Construction	-	-	-
Real Estate - Commercial Mortgage	23	45	81
Real Estate - Residential	213	277	236
Real Estate - Home Equity	29	32	59
Consumer	244	195	236
Total Recoveries	$590	$599	$651

Net Charge-offs	$406	$777	$792

Net Charge-offs (Annualized) as a percent of Average Loans	0.10%	0.20%	0.21%
Outstanding, Net of Unearned Income

Noninterest Income

Noninterest income for the first quarter of 2017 totaled $12.7 million, a decrease of $0.1 million, or 0.5%, from the fourth quarter of 2016 and comparable to the first quarter of 2016.  The decrease from the fourth quarter of 2016 was primarily attributable to lower deposit fees of $0.1 million and mortgage banking fees of $0.1 million, partially offset by higher wealth management fees of $0.1 million.

The table below reflects the major components of noninterest income.

	Three Months Ended
(Dollars in Thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Deposit Fees	$5,090	$5,238	$5,400
Bank Card Fees	2,803	2,754	2,853
Wealth Management Fees	1,842	1,773	1,792
Mortgage Banking Fees	1,308	1,392	1,030
Other	1,675	1,621	1,602

Total Noninterest Income	$12,718	$12,778	$12,677

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the first quarter of 2017 totaled $5.1 million, a decrease of $0.1 million, or 2.8%, from the fourth quarter of 2016 and a decrease of $0.3 million, or 5.7%, from the first quarter of 2016.  The decrease from the fourth quarter of 2016 was attributable to a lower level of overdraft fees, which are seasonally low during the first quarter as our clients receive tax refunds.  Compared to the prior year period, the decrease was attributable to a lower level of overdraft fees reflecting lower utilization of our overdraft service.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $1.8 million for the first quarter of 2017, an increase of $0.1 million, or 3.9%, over the fourth quarter of 2016 and $0.1 million, or 2.8%, over the first quarter of 2016.  The increase over the fourth quarter of 2016 was driven by higher retail brokerage fees reflective of growth in accounts.  The increase over the first quarter of 2016 was primarily attributable to higher trust fees reflective of an increase in assets under management.  As of March 31, 2017, total assets under management were approximately $1.289 billion compared to $1.192 billion as of December 31, 2016 and $1.159 billion as of March 31, 2016.

Mortgage Banking Fees.  Mortgage banking fees totaled $1.3 million for the first quarter of 2017, a decrease of $0.1 million, or 6.0%, from the fourth quarter of 2016 and an increase of $0.3 million, or 27.0%, over the first quarter of 2016.  The decrease compared to the fourth quarter of 2016 reflects a seasonal slowdown in loan production for the first quarter.  The increase compared to the first quarter of 2016 was attributable to higher new loan production reflective of improving market share in our Gainesville market as well increased activity in our smaller markets.

Other.  Other income totaled $1.7 million for the first quarter of 2017, an increase of $0.1 million, or 3.3%, over the fourth quarter of 2016 and an increase of $0.1 million, or 4.6%, over the first quarter of 2016.  The increase over the fourth quarter of 2016 reflects higher revenue from vendor signing bonuses and the improvement over the first quarter of 2016 reflected higher fee income from non-client check cashing services.

Noninterest Expense

Noninterest expense for the first quarter of 2017 totaled $27.9 million, an increase of $0.4 million, or 1.3%, over the fourth quarter of 2016 attributable to higher other expense of $0.7 million (OREO expense $0.2 million, processing expense $0.3 million, and telephone expense $0.2 million), partially offset by lower compensation expense of $0.2 million and occupancy expense of $0.1 million.  Compared to the first quarter of 2016, noninterest expense decreased by $1.0 million, or 3.5% attributable to lower other expense of $1.2 million (OREO expense $0.8 million, legal fees $0.2 million, and FDIC insurance $0.2 million), partially offset by higher compensation expense of $0.2 million.  Expense management is an important part of our culture and strategic focus and we continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended
(Dollars in Thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Salaries	$11,764	$12,048	$11,934
Associate Benefits	4,732	4,651	4,307
Total Compensation	16,496	16,699	16,241

Premises	2,204	2,195	2,307
Equipment	2,177	2,324	2,152
Total Occupancy	4,381	4,519	4,459

Legal Fees	485	523	699
Professional Fees	904	776	862
Processing Services	1,645	1,374	1,702
Advertising	467	391	340
Travel and Entertainment	174	236	196
Printing and Supplies	176	156	203
Telephone	829	658	470
Postage	216	206	261
Insurance - Other	402	403	628
Other Real Estate Owned, net	583	343	1,425
Miscellaneous	1,164	1,276	1,444
Total Other	7,045	6,342	8,230

Total Noninterest Expense	$27,922	$27,560	$28,930

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $16.5 million for the first quarter of 2017, a decrease of $0.2 million, or 1.2%, from the fourth quarter of 2016 primarily due to a decrease in salary expense, reflective of lower incentive-based compensation of $0.6 million, partially offset by higher payroll and unemployment taxes of $0.4 million.  The decrease in incentive-based compensation reflected a fourth quarter adjustment to incentive accruals to reflect expected incentive pay-outs and the increase in payroll and unemployment taxes reflected the reset of those taxes.  Compared to the first quarter of 2016, total compensation expense increased $0.3 million, or 1.6%, attributable to higher associate benefit expense of $0.4 million, partially offset by lower salaries of $0.2 million.  The increase in associate benefit expense reflected higher stock compensation of $0.2 million and pension plan expense of $0.2 million.  Higher expected pay-outs drove the increase in stock compensation and a reduction in the discount rate for plan liabilities drove the increase in pension expense.  The reduction in salaries reflects a lower associate headcount.

Occupancy.  Occupancy expense (including premises and equipment) totaled $4.4 million for the first quarter of 2017, a decrease of $0.1 million, or 3.1%, from the fourth quarter of 2016 attributable to lower equipment maintenance costs, primarily due to a vendor refund received in the first quarter of 2017, and to a lesser extent lower equipment depreciation expense.  Compared to the first quarter of 2016, occupancy expense decreased $0.1 million, or 1.7%, attributable to lower expenses for utilities, building insurance, and property taxes reflective of a reduction in the number of banking offices.

Other.  Other noninterest expense increased $0.7 million, or 11.1%, over the fourth quarter of 2016 and decreased $1.2 million, or 14.4%, from the first quarter of 2016.  The increase compared to the fourth quarter of 2016 was driven by higher processing expense of $0.3 million, telephone expense of $0.2 million and OREO expense of $0.2 million.  Processing expense for the fourth quarter of 2016 was favorably impacted by our annual Visa processing volume rebate.  The increase in telephone expense reflects the running of dual circuits as our new telephone system is implemented with estimated completion during the second quarter of 2017.  The increase in OREO expense reflected a $0.4 million recovery of carrying costs in the fourth quarter of 2016 related to a property resolution.  Compared to the first quarter of 2016, the decrease reflects lower OREO expense of $0.8 million, legal fees of $0.2 million, FDIC insurance premiums of $0.2 million, and miscellaneous expense of $0.3 million, partially offset by higher telephone expense of $0.3 million.  Lower valuation adjustments and losses from sale of properties and to a lesser extent property carrying costs contributed to the reduction in OREO expense.  Legal fees decreased as a result of lower support needed for problem loan resolutions.  Lower FDIC assessment factors drove the reduction in FDIC insurance premiums.  Lower debit card losses drove the decline in miscellaneous expense.  The increase in telephone expense was attributable to the same factors noted above.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 85.33% for the first quarter of 2017 compared to 83.23% for the fourth quarter of 2016 and 90.13% for the first quarter of 2016.  The variance in the efficiency ratio from quarter to quarter reflected the change in expense levels as noted above.

Income Taxes

We realized income tax expense of $1.5 million (35% effective rate) for the first quarter of 2017 compared to $1.5 million (32% effective rate) for the fourth quarter of 2016 and $0.9 million (34% effective rate) for the first quarter of 2016.  The lower rate for the fourth quarter of 2016 reflected a favorable adjustment due to a lower projected marginal tax rate for 2016.  Absent any other future discrete events, we anticipate our effective income tax rate will remain within the range of 34%-35%.

FINANCIAL CONDITION

Average assets totaled approximately $2.845 billion for the first quarter of 2017, an increase of $101.7 million, or 3.7%, over the fourth quarter of 2016, and an increase of $81.4 million, or 3.0%, over the first quarter of 2016. Average earning assets were $2.529 billion for the first quarter of 2017, an increase of $105.8 million, or 4.4%, over the fourth quarter of 2016, and an increase of $88.5 million, or 3.6%, over the first quarter of 2016.  The change in average earning assets over the fourth quarter of 2016 reflects a higher level of public fund deposits.  Compared to the first quarter of 2016, average earning assets increased as broad based deposit growth funded growth in both the loan and investment portfolios.

Investment Securities

In the first quarter of 2017, our average investment portfolio decreased $6.1 million, or 0.9%, from the fourth quarter of 2016 and increased $51.4 million, or 8.0%, over the first quarter of 2016.  Securities in our  investment portfolio represented 27.6% of our average earning assets in the first quarter of 2017, compared to 29.1% in the fourth quarter of 2016, and 26.5% in the first quarter of 2016.  The decrease in the average balance of our investment portfolio compared to the fourth quarter of 2016 was primarily attributable to decreases in U.S. Treasuries, partially offset by increases in SBA agency bonds and Ginnie Mae mortgage-backed securities. The increase compared to the first quarter of 2016 was primarily attributable to an increase in SBA agency bonds and Ginnie Mae mortgage-backed securities.  For the remainder of 2017, we will continue to closely monitor liquidity levels, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy.  L iquidity levels, including anticipated cash flow from the investment portfolio, will determine the extent to which investment cash flow will be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the first quarter of 2017, we purchased securities under both the AFS and HTM designations.  As of March 31, 2017, $541.1 million, or 77.3%, of our investment portfolio was classified as AFS, and $158.5 million, or 22.7%, classified as HTM.

We determine the classification of a security at the time of acquisition  based on how the purchase will affect our asset/liability strategy and future business plans and opportunities.  We consider multiple factors in determining classification,  including regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs.  Securities in the AFS portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income component of shareowners’ equity.  Securities that are HTM are acquired or owned with the intent of holding them to maturity (final payment date).  HTM investments are measured at amortized cost. We do not trade, nor do we presently intend to begin trading investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

As of March 31, 2017, the investment portfolio had a net unrealized loss in the AFS portfolio of $0.2 million compared to an unrealized loss of $0.7 million and an unrealized net pre-tax gain of $1.9 million as of December 31, 2016 and March 31, 2016, respectively.  As of March 31, 2017, there were 287 positions (combined AFS and HTM) with unrealized losses totaling $1.9 million. Included were 116 positions comprised of Ginnie Mae mortgage-backed securities (51), U.S. Treasuries (39), and SBA securities (26) with an unrealized loss totaling $1.6 million. Each of these positions carries the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped.  Of these 116 positions, there were 11 GNMA positions and seven SBA positions in an unrealized loss position for longer than 12 months, with unrealized losses of $37,000 and $15,000, respectively. There were 22 agency positions with an unrealized loss of $0.2 million. The remaining 149 positions in an unrealized loss position were municipal bonds that were pre-refunded, or rated “AA-“or better, with unrealized losses of $0.1 million. Of these 149 positions, two were in an unrealized loss position greater than 12 months, with an unrealized loss of $2,000.  None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.

The average maturity of our total portfolio as of March 31, 2017 was 1.89 years compared to 1.85 years and 1.79 years as of December 31, 2016 and March 31, 2016, respectively.  The average life of the total portfolio as of March 31, 2017 was slightly longer compared to both prior periods primarily due to purchases with two to four year average lives.

Loans

Average loans increased $12.3 million, or 0.8% when compared to the fourth quarter of 2016, and have grown $78.1 million, or 5.2% when compared to the first quarter of 2016.  The increase compared to the fourth quarter of 2016 reflected growth in all loan types except institutional, home equity and direct consumer loans.  Growth over the first quarter of 2016 was experienced in all loan products, with the exception of residential mortgages and direct consumer loans. During the first quarter of 2017, we purchased an $18.3 million pool of adjustable rate residential loans.

Without compromising our credit standards or taking on inordinate interest rate risk, we continue to make minor modifications on some of our lending programs to try to mitigate the impact that consumer and business deleveraging is having on our loan portfolio.  These programs, coupled with economic improvements in our anchor markets, have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $17.8 million as of March 31, 2017, a decrease of $1.4 million, or 7%, from December 31, 2016 and $8.7 million, or 33%, from March 31, 2016.  Nonaccrual loans totaled $8.3 million as of March 31, 2017, a $0.2 million decrease from December 31, 2016 and a $0.8 million decrease from March 31, 2016.  Nonaccrual loan additions totaled $2.9 million in the first quarter of 2017 compared to $3.9 million and $3.7 million, respectively, for the fourth and first quarters of 2016.  The balance of OREO totaled $9.5 million as of March 31, 2017, a decrease of $1.1 million and $7.9 million from December 31, 2016 and March 31, 2016, respectively.  For the first quarter of 2017, we added properties totaling $1.5 million, sold properties totaling $2.1 million, and recorded valuation adjustments totaling $0.6 million.  Nonperforming assets represented 0.61% of total assets as of March 31, 2017 compared to 0.67% as of December 31, 2016 and 0.95% as of March 31, 2016.

(Dollars in Thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccruing Loans:
Commercial, Financial and Agricultural	$538	$468	$83
Real Estate - Construction	363	311	-
Real Estate - Commercial Mortgage	3,970	3,410	3,942
Real Estate - Residential	1,724	2,330	3,490
Real Estate - Home Equity	1,587	1,774	1,323
Consumer	116	240	211
Total Nonperforming Loans (“NPLs”)(1)	$8,298	$8,533	$9,049
Other Real Estate Owned	9,501	10,638	17,450
Total Nonperforming Assets (“NPAs”)	$17,799	$19,171	$26,499

Past Due Loans 30 – 89 Days	$3,263	$6,438	$3,599
Performing Troubled Debt Restructurings	$36,555	$38,233	$36,700

Nonperforming Loans/Loans	0.52%	0.54%	0.60%
Nonperforming Assets/Total Assets	0.61	0.67	0.95
Nonperforming Assets/Loans Plus OREO	1.11	1.21	1.73
Allowance/Nonperforming Loans	160.7%	157.4%	150.44%

(1)    Nonperforming TDRs are included in the NPL totals.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016
NPA Beginning Balance:	$19,171	$29,595
Change in Nonaccrual Loans:
Beginning Balance	8,533	10,305
Additions	2,868	3,796
Charge-Offs	(556)	(931)
Transferred to OREO	(638)	(1,201)
Paid Off/Payments	(693)	(933)
Restored to Accrual	(1,216)	(1,987)
Ending Balance	8,298	9,049

Change in OREO:
Beginning Balance	10,638	19,290
Additions	1,541	1,201
Valuation Write-downs	(494)	(835)
Sales	(2,111)	(2,206)
Other	(73)	-
Ending Balance	9,501	17,450

NPA Net Change	(1,372)	(3,096)
NPA Ending Balance	$17,799	$26,499

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016
TDR Beginning Balance:	$39,976	$38,321
Additions	120	1,021
Charge-Offs	(79)	-
Paid Off/Payments	(910)	(445)
Removal Due to Change in TDR Status	-	-
Transferred to OREO	(41)	(184)
TDR Ending Balance(1)	$39,066	$38,713

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

The allowance for loan losses was $13.3 million as of March 31, 2017 compared to $13.4 million as of December 31, 2016 and $13.6 million as of March 31, 2016.  The allowance for loan losses was 0.84% of outstanding loans and provided coverage of 161% of nonperforming loans as of March 31, 2017 compared to 0.86% and 157%, respectively, as of December 31, 2016 and 0.90% and 150%, respectively, as of March 31, 2016.  The decrease in the allowance from both prior periods was attributable to continued favorable problem loan migration and lower net loan charge-offs, partially offset by growth in our loan portfolio.  We believe that the allowance for loan losses was adequate to absorb losses inherent in our loan portfolio as of March 31, 2017.

Deposits

Average total deposits were $2.407 billion for the first quarter of 2017, an increase of $100.4 million, or 4.4%, over the fourth quarter of 2016, and an increase of $148.7 million, or 6.6% over the first quarter of 2016.  The increase in deposits when compared to the fourth quarter of 2016 reflected growth in all deposit products except noninterest bearing deposits and certificates of deposit.  The seasonal inflow of public fund balances began late in the fourth quarter of 2016, and the public fund balances are expected to decline through the fourth quarter of 2017.  The increase in deposits compared to the first quarter 2016 reflected increases in all deposit products except certificates of deposit.   Average public deposits increased $16.1 million in the first quarter of 2017 compared to the first quarter of 2016.

Deposit levels remain strong, particularly given the recent increase in the fed funds rate, and average core deposits continue to experience growth.  Because prudent pricing discipline is critical to managing our mix of deposits, we continue to monitor interest rates paid by competitors in the markets we serve.

MARKET RISK AND INTEREST RATE SENSITIVITY

Market Risk and Interest Rate Sensitivity

Overview. Market risk management arises from changes in interest rates, exchange rates, commodity prices, and equity prices.  We have risk management policies to monitor and limit exposure to market risk and do not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices. Our risk management policies are primarily designed to minimize structural interest rate risk.

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

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset/Liability Management Committee (“ALCO”).  The policy establishes risk limits, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model is designed to capture optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of analyzing interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology that we use.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from the assumptions that we use in our modeling. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and several alternative simulations, at least once per quarter, and report the analysis to the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

Our interest rate risk management goal is to maintain expected changes in our net interest income and capital levels due to fluctuations in market interest rates within acceptable limits.  Management attempts to achieve this goal by balancing, within policy limits, the volume of variable-rate liabilities with a similar volume of variable-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by maintaining our core deposits as a significant component of our total funding sources, and by adjusting pricing rates to market conditions on a continuing basis.

We test our balance sheet using varying interest rate shock scenarios to analyze our interest rate risk. Average interest rates are shocked by plus or minus 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determined are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over 12-month and 24-month periods, and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
March 31, 2017	14.6%	10.6%	6.6%	3.1%	-11.0%
December 31, 2016	10.7%	7.5%	4.4%	2.1%	-9.0%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
March 31, 2017	44.8%	33.4%	22.1%	11.7%	-16.0%
December 31, 2016	41.3%	30.5%	19.9%	10.5%	-14.3%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact our interest margin , while a declining rate environment of 100bp will have a negative impact on our net interest margin. The 12-month and 24-month Net Interest Income at Risk positions improved at the end of the first quarter of 2017 when compared to the prior quarter-end for all rate scenarios with the exception of rates down 100bp.  Although short-term interest rates increased, we held our deposit rates relatively constant quarter-over-quarter, which thereby increased our potential exposure to falling rates.

All measures of net interest income at risk are within our prescribed policy limits with the exception of an instantaneous rate shock of -100bp over both a 12-month and 24-month period, which were -11.0% and -16.0% compared to limits of -7.50% and -10.0%, respectively. These metrics remain out of compliance due to our limited ability to lower our deposits rates relative to a decline in market rates. To bring this metric into compliance with our policy limits in the down 100bp scenario would require the bank to extend its asset duration considerably, which we do not believe is prudent given the current historically low interest rate environment.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
March 31, 2017	32.9%	26.1%	18.3%	10.1%	-25.4%
December 31, 2016	23.5%	18.6%	13.1%	7.3%	-24.5%

As of March 31, 2017, the economic value of equity in all rate scenarios versus the base case was more favorable than it was as of December 31, 2016 with the exception of rates down 100 bps. The EVE in the rates down 100 bps scenario remains outside of the desired parameters as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to comparable discount benchmarks used to value them. To bring this metric into compliance with our policy limits in the down 100 scenario would require the bank to extend its asset duration considerably, which we do not believe is prudent given the current historically low interest rate environment.

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

As of March 31, 2017, we had the ability to generate $1.221 billion in additional liquidity through all of our available resources (this excludes $291 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, and the Board of Directors. As of March 31, 2017, we believe the liquidity available to us was sufficient to meet our needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio is approximately 1.89 years, and as of March 31, 2017 had a net unrealized loss of $0.2 million in the available-for-sale portfolio.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $245.2 million during the first quarter of 2017 compared to an average net overnight funds sold position of $145.5 million in the fourth quarter of 2016 and $286.2 million in the first quarter of 2016.  The increase in net overnight funds compared to the fourth quarter of 2016 primarily reflected higher public fund balances. The decrease in net overnight funds compared to the first quarter of 2016 reflected growth in the loan and investment portfolios, and a reduction in both short-term and long-term borrowings, partially offset by growth in deposit balances.

We expect our capital expenditures will be approximately $5.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

As of March 31, 2017, advances from the FHLB totaled $16.2 million in outstanding debt consisting of 18 notes. During the first three months of 2017, the Bank made FHLB advance payments totaling approximately $2.0 million, which included paying off two advances totaling $1.4 million.  We did not obtain any new FHLB advances during the first quarter of 2017. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to our wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004, of which $10 million was retired in April 2016.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of three-month LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing is due quarterly and adjusts annually to a variable rate of three-month LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds from these borrowings were used to partially fund acquisitions.  Under the terms of each junior subordinated deferrable interest note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.

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

Capital

Equity capital was $278.1 million as of March 31, 2017, compared to $275.2 million as of December 31, 2016 and $276.8 million as of March 31, 2016.  Our leverage ratio was 9.95%, 10.23%, and 10.34%, respectively, for these periods.  Further, as of March 31, 2017, our risk-adjusted capital ratio was 16.44% compared to 16.28% and 17.20% at December 31, 2016 and March 31, 2016, respectively.  Our common equity tier 1 ratio was 12.77% as of March 31, 2017 compared to 12.61% and 12.82% as of December 31, 2016 and March 31, 2016, respectively.  All of our capital ratios exceed the threshold to be designated as “well-capitalized” under the Basel III capital standards as of March 31, 2017.

During the first three months of 2017, shareowners’ equity increased $2.9 million, or 1.1%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $2.7 million, stock compensation accretion of $0.4 million, a $0.3 million net decrease in the unrealized loss on investment securities, and net adjustments totaling $0.3 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $0.8 million.

As of March 31, 2017, our common stock had a book value of $16.38 per diluted share compared to $16.23 as of December 31, 2016 and $16.04 as of March 31, 2016.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which impact other comprehensive income.  As of March 31, 2017, the net unrealized loss on investment securities available for sale was $0.3 million and the amount of our unfunded pension liability was $25.6 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock through February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  We did not repurchase any shares during the first quarter of 2017.  As of March 31, 2017, we were authorized to repurchase up to 640,000 additional shares under the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

As of March 31, 2017, we had $420.8 million in commitments to extend credit and $5.1 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact our ability to meet our on-going obligations.  In the event these commitments require funding in excess of historical levels, management believes current liquidity, advances available from the FHLB and the Federal Reserve, and investment security maturities provide a sufficient source of funds to meet these commitments.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2016 Form 10-K.  The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities.  Actual results could differ from those estimates.

We have identified accounting for (i) the allowance for loan and lease losses, (ii) valuation of goodwill, and (iii) pension benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,585,561	$18,137	4.64%	$1,573,264	$18,827	4.76%	$1,507,508	$18,141	4.84%
Taxable Securities(2)	600,528	1,784	1.20	614,560	1,726	1.12	552,092	1,420	1.03
Tax-Exempt Securities	97,965	396	1.62	90,046	343	1.52	94,951	332	1.40
Funds Sold	245,153	493	0.81	145,518	212	0.58	286,167	362	0.51
Total Earning Assets	2,529,207	20,810	3.33%	2,423,388	21,108	3.47%	2,440,718	20,255	3.34%
Cash & Due From Banks	48,906			50,207			47,834
Allowance For Loan Losses	(13,436)			(14,017)			(13,999)
Other Assets	280,463			283,885			289,193
TOTAL ASSETS	$2,845,140			$2,743,463			$2,763,746

Liabilities:
NOW Accounts	$880,707	$134	0.06%	$782,518	$78	0.04%	$798,996	$69	0.03%
Money Market Accounts	259,106	35	0.06	257,398	31	0.05	252,446	29	0.05
Savings Accounts	311,212	38	0.05	303,006	37	0.05	277,745	34	0.05
Other Time Deposits	158,289	74	0.19	161,859	78	0.19	177,057	89	0.20
Total Interest Bearing Deposits	1,609,314	281	0.07	1,504,781	224	0.06	1,506,244	221	0.06
Short-Term Borrowings	12,810	45	1.43	14,768	57	1.54	66,938	10	0.06
Subordinated Notes Payable	52,887	379	2.86	52,887	363	2.68	62,887	387	2.43
Other Long-Term Borrowings	14,468	99	2.77	17,473	129	2.93	27,769	216	3.12
Total Interest Bearing Liabilities	1,689,479	804	0.20%	1,589,909	773	0.20%	1,663,838	834	0.20%
Noninterest Bearing Deposits	797,964			802,136			752,356
Other Liabilities	79,208			72,475			70,088
TOTAL LIABILITIES	2,566,651			2,464,520			2,486,282

TOTAL SHAREOWNERS’ EQUITY	278,489			278,943			277,464

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,845,140			$2,743,463			$2,763,746

Interest Rate Spread			3.14%			3.27%			3.14%
Net Interest Income		$20,006			$20,335			$19,421
Net Interest Margin(3)			3.21%			3.34%			3.20%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)Taxable equivalent net interest income divided by average earnings assets.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2016.

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2017, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.           Legal Proceedings

We are party to lawsuits arising out of the normal course of business.  In management's opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                         None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosure

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

(A)      Exhibits

10.1              Participant Agreement, dated February 21, 2017, by and between J. Kimbrough Davis and Capital City Bank Group, Inc. – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (file 2/27/17) (No. 0-13358).

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

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Mr. Davis is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: May 3, 2017

Exhibit Index

Exhibit                           Description

10.1              Participant Agreement, dated February 21, 2017, by and between J. Kimbrough Davis and Capital City Bank Group, Inc. – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (file 2/27/17) (No. 0-13358).

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