Form 10-Q
period 2017-06-30
CAPITAL CITY BANK GROUP INC
filed 2017-08-03
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

At July 31, 2017, 16,964,015 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in Thousands)	2017	2016
ASSETS
Cash and Due From Banks	$72,801	$48,268
Federal Funds Sold and Interest Bearing Deposits	162,377	247,779
Total Cash and Cash Equivalents	235,178	296,047

Investment Securities, Available for Sale, at fair value	529,686	522,734
Investment Securities, Held to Maturity, at amortized cost (fair value of $156,510 and $176,746)	157,074	177,365
Total Investment Securities	686,760	700,099

Loans Held For Sale	8,213	10,886

Loans, Net of Unearned Income	1,621,196	1,561,289
Allowance for Loan Losses	(13,242)	(13,431)
Loans, Net	1,607,954	1,547,858

Premises and Equipment, net	92,495	95,476
Goodwill	84,811	84,811
Other Real Estate Owned	7,968	10,638
Other Assets	91,464	99,382
Total Assets	$2,814,843	$2,845,197

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$842,314	$791,182
Interest Bearing Deposits	1,529,619	1,621,104
Total Deposits	2,371,933	2,412,286

Short-Term Borrowings	6,105	12,749
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	15,631	14,881
Other Liabilities	86,774	77,226
Total Liabilities	2,533,330	2,570,029

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,964,015 and 16,844,698 shares
issued and outstanding at June 30, 2017 and December 31, 2016, respectively	170	168
Additional Paid-In Capital	35,522	34,188
Retained Earnings	271,646	267,037
Accumulated Other Comprehensive Loss, net of tax	(25,825)	(26,225)
Total Shareowners’ Equity	281,513	275,168
Total Liabilities and Shareowners' Equity	$2,814,843	$2,845,197

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2017	2016	2017	2016
INTEREST INCOME
Loans, including Fees	$18,720	$18,105	$36,725	$36,150
Investment Securities:
Taxable	1,899	1,539	3,682	2,959
Tax Exempt	270	212	529	429
Federal Funds Sold and Interest Bearing Deposits	533	318	1,026	680
Total Interest Income	21,422	20,174	41,962	40,218

INTEREST EXPENSE
Deposits	388	211	669	432
Short-Term Borrowings	17	38	62	48
Subordinated Notes Payable	404	343	783	730
Other Long-Term Borrowings	117	206	216	422
Total Interest Expense	926	798	1,730	1,632

NET INTEREST INCOME	20,496	19,376	40,232	38,586
Provision for Loan Losses	589	(97)	899	355
Net Interest Income After Provision For Loan Losses	19,907	19,473	39,333	38,231

NONINTEREST INCOME
Deposit Fees	5,052	5,321	10,142	10,721
Bank Card Fees	2,870	2,855	5,673	5,708
Wealth Management Fees	2,073	1,690	3,915	3,482
Mortgage Banking Fees	1,556	1,267	2,864	2,297
Other	1,584	4,082	3,259	5,684
Total Noninterest Income	13,135	15,215	25,853	27,892

NONINTEREST EXPENSE
Compensation	16,292	16,051	32,788	32,292
Occupancy, net	4,555	4,584	8,936	9,043
Other Real Estate Owned, net	315	1,060	898	2,485
Other	6,759	7,007	13,221	13,812
Total Noninterest Expense	27,921	28,702	55,843	57,632

INCOME BEFORE INCOME TAXES	5,121	5,986	9,343	8,491
Income Tax Expense	1,560	2,056	3,038	2,914

NET INCOME	$3,561	$3,930	$6,305	$5,577

BASIC NET INCOME PER SHARE	$0.21	$0.22	$0.37	$0.32
DILUTED NET INCOME PER SHARE	$0.21	$0.22	$0.37	$0.32

Average Common Basic Shares Outstanding	16,955	17,144	16,937	17,173
Average Common Diluted Shares Outstanding	17,016	17,196	16,993	17,215

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2017	2016	2017	2016
NET INCOME	$3,561	$3,930	$6,305	$5,577
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	110	908	615	2,692
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	18	20	38	39
Total Investment Securities	128	928	653	2,731
Other comprehensive income, before tax	128	928	653	2,731
Deferred tax expense related to other comprehensive income	49	358	253	1,053
Other comprehensive income, net of tax	79	570	400	1,678
TOTAL COMPREHENSIVE INCOME	$3,640	$4,500	$6,705	$7,255

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Shares	Common	Additional	Retained	Loss, Net of
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Paid-In Capital	Earnings	Taxes	Total
Balance, January 1, 2016	17,156,919	$172	$38,256	$258,181	$(22,257)	$274,352
Net Income	-	-	-	5,577	-	5,577
Other Comprehensive Income, net of tax	-	-	-	-	1,678	1,678
Cash Dividends ($0.0800 per share)	-	-	-	(1,378)	-	(1,378)
Repurchase of Common Stock	(435,461)	(4)	(6,308)	-	-	(6,312)
Stock Based Compensation	-	-	495	-	-	495
Impact of Transactions Under Compensation Plans, net	82,141	-	412	-	-	412
Balance, June 30, 2016	16,803,599	$168	$32,855	$262,380	$(20,579)	$274,824

Balance, January 1, 2017	16,844,698	$168	$34,188	$267,037	$(26,225)	$275,168
Net Income	-	-	-	6,305	-	6,305
Other Comprehensive Income, net of tax	-	-	-	-	400	400
Cash Dividends ($0.1000 per share)	-	-	-	(1,696)	-	(1,696)
Stock Based Compensation	-	-	869	-	-	869
Impact of Transactions Under Compensation Plans, net	119,317	2	465	-	-	467
Balance, June 30, 2017	16,964,015	$170	$35,522	$271,646	$(25,825)	$281,513

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,305	$5,577
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	899	355
Depreciation	3,352	3,435
Amortization of Premiums, Discounts, and Fees, net	3,279	3,037
Gain on Partial Retirement of Trust Preferred Securities	-	(2,487)
Net Decrease (Increase) in Loans Held-for-Sale	2,673	(414)
Stock Compensation	869	495
Net Tax Benefit From Stock-Based Compensation	(223)	-
Deferred Income Taxes	944	3,586
Loss on Sales and Write-Downs of Other Real Estate Owned	695	1,980
Loss on Disposal of Premises and Equipment	260	92
Net Decrease (Increase) in Other Assets	7,026	(6,679)
Net Increase in Other Liabilities	9,948	10,787
Net Cash Provided By Operating Activities	36,027	19,764

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(28,298)	(28,588)
Payments, Maturities, and Calls	48,096	11,513
Securities Available for Sale:
Purchases	(87,273)	(90,322)
Payments, Maturities, and Calls	77,973	55,619
Purchases of Loans Held for Investment	(35,499)	-
Net Increase in Loans	(26,101)	(31,218)
Proceeds From Sales of Other Real Estate Owned	3,393	5,107
Purchases of Premises and Equipment	(1,534)	(2,021)
Net Cash Used In Investing Activities	(49,243)	(79,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(40,353)	21,957
Net Decrease in Short-Term Borrowings	(3,644)	(51,886)
Redemption of Subordinated Notes	-	(7,500)
Repayment of Other Long-Term Borrowings	(2,250)	(1,427)
Dividends Paid	(1,696)	(1,378)
Payments to Repurchase Common Stock	-	(6,312)
Issuance of Common Stock Under Compensation Plans	290	272
Net Cash Used In Financing Activities	(47,653)	(46,274)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(60,869)	(106,420)

Cash and Cash Equivalents at Beginning of Period	296,047	378,905
Cash and Cash Equivalents at End of Period	$235,178	$272,485

Supplemental Cash Flow Disclosures:
Interest Paid	$1,748	$1,630
Income Taxes Paid (Refunded)	$4,024	$(375)

Noncash Investing and Financing Activities:
Loans and Premises Transferred to Other Real Estate Owned	$1,685	$2,419
Transfer of Current Portion of Long-Term Borrowings	$-	$437

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
	June 30, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$277,718	$55	$808	$276,965	$286,867	$262	$851	$286,278
U.S. Government Agency	142,400	774	280	142,894	131,489	495	344	131,640
States and Political Subdivisions	99,899	155	76	99,978	95,197	23	381	94,839
Mortgage-Backed Securities	1,246	116	-	1,362	1,312	118	-	1,430
Equity Securities(1)	8,487	-	-	8,487	8,547	-	-	8,547
Total	$529,750	$1,100	$1,164	$529,686	$523,412	$898	$1,576	$522,734

Held to Maturity
U.S. Government Treasury	$83,246	$1	$166	$83,081	$119,131	$107	$81	$119,157
States and Political Subdivisions	7,351	25	2	7,374	8,175	1	38	8,138
Mortgage-Backed Securities	66,477	71	493	66,055	50,059	29	637	49,451
Total	$157,074	$97	$661	$156,510	$177,365	$137	$756	$176,746

Total Investment Securities	$686,824	$1,197	$1,825	$686,196	$700,777	$1,035	$2,332	$699,480

(1)     Includes Federal Home Loan Bank, Federal Reserve Bank, and FNBB, Inc. stock recorded at cost of $3.2 million, $4.8 million, and $0.5 million, respectively, at June 30, 2017 and $3.3 million, $4.8 million, and $0.5 million, respectively, at December 31, 2016.

Securities with an amortized cost of $249.4 million and $332.7 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At June 30, 2017, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$164,458	$164,400	$48,640	$48,584
Due after one through five years	252,755	251,947	41,957	41,871
Mortgage-Backed Securities	1,246	1,362	66,477	66,055
U.S. Government Agency	102,804	103,490	-	-
Equity Securities	8,487	8,487	-	-
Total	$529,750	$529,686	$157,074	$156,510

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
Available for Sale
U.S. Government Treasury	$221,874	$808	$-	$-	$221,874	$808
U.S. Government Agency	46,260	201	9,608	79	55,868	280
States and Political Subdivisions	37,984	69	1,063	7	39,047	76
Mortgage-Backed Securities	-	-	3	-	3	-
Total	306,118	1,078	10,674	86	316,792	1,164

Held to Maturity
U.S. Government Treasury	78,091	166	-	-	78,091	166
States and Political Subdivisions	1,065	2	-	-	1,065	2
Mortgage-Backed Securities	34,840	441	4,067	52	38,907	493
Total	$113,996	$609	$4,067	$52	$118,063	$661

December 31, 2016
Available for Sale
U.S. Government Treasury	$116,704	$851	$-	$-	$116,704	$851
U.S. Government Agency	48,520	310	6,699	34	55,219	344
States and Political Subdivisions	81,521	380	294	1	81,815	381
Mortgage-Backed Securities	3	-	-	-	3	-
Total	246,748	1,541	6,993	35	253,741	1,576

Held to Maturity
U.S. Government Treasury	35,210	81	-	-	35,210	81
States and Political Subdivisions	7,491	38	-	-	7,491	38
Mortgage-Backed Securities	36,710	599	4,010	38	40,720	637
Total	$79,411	$718	$4,010	$38	$83,421	$756

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

At June 30, 2017, there were 281 positions (combined Available-for-Sale and Held-to-Maturity) with an unrealized loss totaling $1.8 million. Included were 142 positions comprised of Ginnie Mae mortgage-backed securities (54), U.S. Treasuries (61), and SBA securities (27) with an unrealized loss totaling $1.5 million. Each of these positions carries the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 142 positions, there were 13 GNMA positions and six SBA positions in an unrealized loss position for longer than 12 months, with unrealized losses of $52,000 and $15,000, respectively. There were 25 agency positions with an unrealized loss of $0.2 million. Two of these 25 positions were in an unrealized loss position for longer than 12 months, and have unrealized losses of $64,000.  The remaining 114 positions in an unrealized loss position were municipal bonds that were pre-refunded, or rated “AA-“or better, with unrealized losses of $78,000. Of these 114 positions, three were in an unrealized loss position greater than 12 months, with an unrealized loss of $7,000. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2017	December 31, 2016
Commercial, Financial and Agricultural	$213,544	$216,404
Real Estate – Construction	67,331	58,443
Real Estate – Commercial Mortgage	519,140	503,978
Real Estate – Residential(1)	319,129	281,509
Real Estate – Home Equity	230,995	236,512
Consumer	271,057	264,443
Loans, Net of Unearned Income	$1,621,196	$1,561,289

(1)     Includes loans in process with outstanding balances of $18.6 million and $9.6 million at June 30, 2017 and December 31, 2016, respectively.

Net deferred costs included in loans were $0.7 million at June 30, 2017 and $0.5 million at December 31, 2016.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	June 30, 2017		December 31, 2016
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$455	$-	$468	$-
Real Estate – Construction	363	-	311	-
Real Estate – Commercial Mortgage	2,984	-	3,410	-
Real Estate – Residential	2,485	-	2,330	-
Real Estate – Home Equity	1,496	-	1,774	-
Consumer	183	-	240	-
Total Nonaccrual Loans	$7,966	$-	$8,533	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
June 30, 2017
Commercial, Financial and Agricultural	$54	$51	$-	$105	$212,984	$213,544
Real Estate – Construction	435	-	-	435	66,533	67,331
Real Estate – Commercial Mortgage	262	28	-	290	515,866	519,140
Real Estate – Residential	262	585	-	847	315,797	319,129
Real Estate – Home Equity	757	40	-	797	228,702	230,995
Consumer	1,002	313	-	1,315	269,559	271,057
Total Past Due Loans	$2,772	$1,017	$-	$3,789	$1,609,441	$1,621,196

December 31, 2016
Commercial, Financial and Agricultural	$209	$48	$-	$257	$215,679	$216,404
Real Estate – Construction	949	282	-	1,231	56,901	58,443
Real Estate – Commercial Mortgage	835	1	-	836	499,732	503,978
Real Estate – Residential	1,199	490	-	1,689	277,490	281,509
Real Estate – Home Equity	577	51	-	628	234,110	236,512
Consumer	1,516	281	-	1,797	262,406	264,443
Total Past Due Loans	$5,285	$1,153	$-	$6,438	$1,546,318	$1,561,289

(1) Total Loans include nonaccrual loans

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
June 30, 2017
Beginning Balance	$1,150	$100	$4,080	$3,376	$2,522	$2,107	$13,335
Provision for Loan Losses	229	14	165	(150)	(37)	368	589
Charge-Offs	(324)	-	(478)	(44)	-	(537)	(1,383)
Recoveries	40	-	58	202	39	362	701
Net Charge-Offs	(284)	-	(420)	158	39	(175)	(682)
Ending Balance	$1,095	$114	$3,825	$3,384	$2,524	$2,300	$13,242

Six Months Ended
June 30, 2017
Beginning Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431
Provision for Loan Losses	193	(54)	(22)	(316)	251	847	899
Charge-Offs	(417)	-	(549)	(160)	(92)	(1,161)	(2,379)
Recoveries	121	-	81	415	68	606	1,291
Net Charge-Offs	(296)	-	(468)	255	(24)	(555)	(1,088)
Ending Balance	$1,095	$114	$3,825	$3,384	$2,524	$2,300	$13,242

Three Months Ended
June 30, 2016
Beginning Balance	$883	$101	$4,349	$4,137	$2,435	$1,708	$13,613
Provision for Loan Losses	420	25	(197)	(676)	21	310	(97)
Charge-Offs	(304)	-	-	(205)	(146)	(438)	(1,093)
Recoveries	49	-	237	579	81	308	1,254
Net Charge-Offs	(255)	-	237	374	(65)	(130)	161
Ending Balance	$1,048	$126	$4,389	$3,835	$2,391	$1,888	$13,677

Six Months Ended
June 30, 2016
Beginning Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953
Provision for Loan Losses	396	25	(153)	(706)	139	654	355
Charge-Offs	(341)	-	(274)	(683)	(361)	(877)	(2,536)
Recoveries	88	-	318	815	140	544	1,905
Net Charge-Offs	(253)	-	44	132	(221)	(333)	(631)
Ending Balance	$1,048	$126	$4,389	$3,835	$2,391	$1,888	$13,677

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
June 30, 2017
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$82	$4	$1,685	$1,405	$408	$3	$3,587
Loans Collectively
Evaluated for Impairment	1,013	110	2,140	1,979	2,116	2,297	9,655
Ending Balance	$1,095	$114	$3,825	$3,384	$2,524	$2,300	$13,242

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

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
June 30, 2017
Individually Evaluated for
Impairment	$1,078	$363	$21,502	$14,879	$3,314	$140	$41,276
Collectively Evaluated for
Impairment	212,466	66,968	497,638	304,250	227,681	270,917	1,579,920
Total	$213,544	$67,331	$519,140	$319,129	$230,995	$271,057	$1,621,196

December 31, 2016
Individually Evaluated for
Impairment	$1,042	$247	$23,855	$15,596	$3,375	$174	$44,289
Collectively Evaluated for
Impairment	215,362	58,196	480,123	265,913	233,137	264,269	1,517,000
Total	$216,404	$58,443	$503,978	$281,509	$236,512	$264,443	$1,561,289

June 30, 2016
Individually Evaluated for
Impairment	$793	$-	$20,589	$17,725	$2,872	$206	$42,185
Collectively Evaluated for
Impairment	206,312	46,930	464,740	273,467	232,522	254,318	1,478,289
Total	$207,105	$46,930	$485,329	$291,192	$235,394	$254,524	$1,520,474

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
June 30, 2017
Commercial, Financial and Agricultural	$1,078	$351	$727	$82
Real Estate – Construction	363	298	65	4
Real Estate – Commercial Mortgage	21,502	7,378	14,124	1,685
Real Estate – Residential	14,879	2,547	12,332	1,405
Real Estate – Home Equity	3,314	1,538	1,776	408
Consumer	140	82	58	3
Total	$41,276	$12,194	$29,082	$3,587

December 31, 2016
Commercial, Financial and Agricultural	$1,042	$565	$477	$80
Real Estate – Construction	247	-	247	-
Real Estate – Commercial Mortgage	23,855	8,954	14,901	2,038
Real Estate – Residential	15,596	2,509	13,087	1,561
Real Estate – Home Equity	3,375	1,871	1,504	335
Consumer	174	65	109	6
Total	$44,289	$13,964	$30,325	$4,020

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average	Total	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and
Agricultural	$1,158	$11	$802	$12	$1,119	$23	$813	$25
Real Estate – Construction	363	1	-	-	324	2	32	-
Real Estate – Commercial Mortgage	22,281	220	20,694	216	22,806	443	20,745	455
Real Estate – Residential	14,789	174	17,973	196	15,058	353	18,172	405
Real Estate – Home Equity	3,414	27	3,042	29	3,401	54	3,076	56
Consumer	142	2	206	2	153	4	224	4
Total	$42,147	$435	$42,717	$455	$42,861	$879	$43,062	$945

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
June 30, 2017
Special Mention	$9,637	$16,630	$230	$26,497
Substandard	1,737	39,066	519	41,322
Doubtful	-	-	-	-
Total Criticized Loans	$11,374	$55,696	$749	$67,819

December 31, 2016
Special Mention	$3,300	$23,183	$216	$26,699
Substandard	1,158	39,800	549	41,507
Doubtful	-	-	-	-
Total Criticized Loans	$4,458	$62,983	$765	$68,206

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

The following table presents loans classified as TDRs.

	June 30, 2017		December 31, 2016
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$848	$-	$772	$40
Real Estate – Construction	-	66	-	-
Real Estate – Commercial Mortgage	18,834	1,430	20,673	1,259
Real Estate – Residential	13,110	905	13,969	444
Real Estate – Home Equity	2,505	80	2,647	-
Consumer	139	-	172	-
Total TDRs	$35,436	$2,481	$38,233	$1,743

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017			2017
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	-	-	-	1	64	65
Real Estate – Commercial Mortgage	-	-	-	-	-	-
Real Estate – Residential	1	215	182	1	215	182
Real Estate – Home Equity	-	-	-	1	56	55
Consumer	-	-	-	-	-	-
Total TDRs	1	$215	$182	3	$335	$302

	Three Months Ended June 30,			Six Months Ended June 30,
	2016			2016
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	1	332	332
Real Estate – Residential	1	90	90	6	589	590
Real Estate – Home Equity	-	-	-	4	188	189
Consumer	-	-	-	-	-	-
Total TDRs	1	$90	$90	11	$1,109	$1,111

For the three and six months ended June 30, 2017, there were no loans modified as TDRs within the previous 12 months that have substantially defaulted.  For the three and six months ended June 30, 2016, loans modified as TDRs within the previous 12 months that have substantially defaulted during periods indicated are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016		2016
	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	-
Real Estate – Residential	1	98	1	98
Real Estate – Home Equity	-	-	1	3
Consumer	-	-	1	35
Total TDRs	1	$98	3	$136

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017		2017
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	-	$-	-	$-
Interest rate adjustment	1	182	3	302
Extended amortization and interest rate adjustment	-	-	-	-
Total TDRs	1	$182	3	$302

	Three Months Ended June 30,		Six Months Ended June 30,
	2016		2016
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$90	1	$90
Interest rate adjustment	-	-	-	-
Extended amortization and interest rate adjustment	-	-	10	1,021
Total TDRs	1	$90	11	$1,111

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Beginning Balance	$9,501	$17,450	$10,638	$19,290
Additions	144	1,218	1,685	2,419
Valuation Write-downs	(275)	(678)	(769)	(1,513)
Sales	(1,209)	(3,368)	(3,320)	(5,574)
Other	(193)	-	(266)	-
Ending Balance	$7,968	$14,622	$7,968	$14,622

Net expenses applicable to other real estate owned include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Gains from the Sale of Properties	$(162)	$(166)	$(268)	$(294)
Losses from the Sale of Properties	93	392	195	761
Rental Income from Properties	(22)	(32)	(54)	(32)
Property Carrying Costs	131	188	257	537
Valuation Adjustments	275	678	768	1,513
Total	$315	$1,060	$898	$2,485

As of June 30, 2017, the Company had $0.7 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Service Cost	$1,688	$1,613	$3,376	$3,226
Interest Cost	1,437	1,397	2,874	2,794
Expected Return on Plan Assets	(2,006)	(1,934)	(4,012)	(3,870)
Prior Service Cost Amortization	56	69	112	139
Net Loss Amortization	953	801	1,906	1,602
Net Periodic Benefit Cost	$2,128	$1,946	$4,256	$3,891

Discount Rate	4.21%	4.52%	4.21%	4.52%
Long-term Rate of Return on Assets	7.25%	7.50%	7.25%	7.50%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Interest Cost	$48	$40	$96	$80
Net Loss Amortization	149	190	298	380
Net Periodic Benefit Cost	$197	$230	$394	$460

Discount Rate	3.92%	4.13%	3.92%	4.13%

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

	June 30, 2017			December 31, 2016
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$85,974	$366,887	$452,861	$69,993	$332,420	$402,413
Standby Letters of Credit	4,762	-	4,762	4,768	-	4,768
Total	$90,736	$366,887	$457,623	$74,761	$332,420	$407,181

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $85,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At June 30, 2017, there were no amounts payable.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
June 30, 2017
Securities Available for Sale:
U.S. Government Treasury	$276,965	$-	$-	$276,965
U.S. Government Agency	-	142,894	-	142,894
States and Political Subdivisions	-	99,978	-	99,978
Mortgage-Backed Securities	-	1,362	-	1,362
Equity Securities	-	8,487	-	8,487

December 31, 2016
Securities Available for Sale:
U.S. Government Treasury	$286,278	$-	$-	$286,278
U.S. Government Agency	-	131,640	-	131,640
States and Political Subdivisions	-	94,839	-	94,839
Mortgage-Backed Securities	-	1,430	-	1,430
Equity Securities	-	8,547	-	8,547

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $7.9 million with a valuation allowance of $0.8 million at June 30, 2017 and $6.3 million and $0.6 million, respectively, at December 31, 2016.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first six months of 2017, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	June 30, 2017
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$72,801	$72,801	$-	$-
Short-Term Investments	162,377	162,377	-	-
Investment Securities, Available for Sale	529,686	276,965	252,721	-
Investment Securities, Held to Maturity	157,074	83,081	73,429	-
Loans Held for Sale	8,213	-	8,213	-
Loans, Net of Allowance for Loan Losses	1,607,954	-	-	1,601,137

LIABILITIES:
Deposits	$2,371,933	$-	$2,305,776	$-
Short-Term Borrowings	6,105	-	6,141	-
Subordinated Notes Payable	52,887	-	40,960	-
Long-Term Borrowings	15,631	-	15,847	-

	December 31, 2016
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$48,268	$48,268	$-	$-
Short-Term Investments	247,779	247,779	-	-
Investment Securities, Available for Sale	522,734	286,278	236,456	-
Investment Securities, Held to Maturity	177,365	119,157	57,589	-
Loans Held for Sale	10,886	-	10,886	-
Loans, Net of Allowance for Loan Losses	1,547,858	-	-	1,543,576

LIABILITIES:
Deposits	$2,412,286	$-	$2,272,572	$-
Short-Term Borrowings	12,749	-	12,802	-
Subordinated Notes Payable	52,887	-	42,024	-
Long-Term Borrowings	14,881	-	15,122	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$110	$(42)	$68
Amortization of losses on securities transferred from available for sale to held to
maturity	18	(7)	11
Total Other Comprehensive Loss	$128	$(49)	$79

Six Months Ended June 30, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$615	$(238)	$377
Amortization of losses on securities transferred from available for sale to held to
maturity	38	(15)	23
Total Other Comprehensive Income	$653	$(253)	$400

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$908	$(350)	$558
Amortization of losses on securities transferred from available for sale to held to
maturity	20	(8)	12
Total Other Comprehensive Income	$928	$(358)	$570

Six Months Ended June 30, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$2,692	$(1,038)	$1,654
Amortization of losses on securities transferred from available for sale to held to
maturity	39	(15)	24
Total Other Comprehensive Income	$2,731	$(1,053)	$1,678

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2017	$(583)	$(25,642)	$(26,225)
Other comprehensive income during the period	400	-	400
Balance as of June 30, 2017	$(183)	$(25,642)	$(25,825)

Balance as of January 1, 2016	$(127)	$(22,130)	$(22,257)
Other comprehensive income during the period	1,678	-	1,678
Balance as of June 30, 2016	$1,551	$(22,130)	$(20,579)

NOTE 9 – ACCOUNTING STANDARDS UPDATES

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  A significant portion of the Company’s revenue is comprised of net interest income on financial instruments, which is explicitly excluded from the scope of ASU 2014-09.  In addition to interest income, the Company has various noninterest income revenue streams that the Company is in the process of assessing.  The Company has formed a revenue recognition working group and to date has completed its preliminary scoping and walk-through of noninterest income revenue streams.  Amongst non-interest income revenue streams, mortgage banking fees are not in the scope of the standard.  Management has substantially completed its detailed contract review for the remaining revenue streams.  ASU 2014-09 is effective for the Company on January 1, 2018 and must be retrospectively applied.  The Company expects to adopt the standard with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Asset.”  ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets, including partial sales of real estate.  Historically, accounting principles generally accepted in the United States (“GAAP”) contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. ASU 2017-05 reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. ASU 2017-05 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

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

ASU 2017-09, “Compensation – Stock Compensation (Topic 718).” ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification.  Modification accounting is required only if the fair value, or calculated intrinsic value if it is used to measure the award, the vesting conditions, or the classification of the award as equity or liability changes as a result of the change in terms or conditions.  ASU 2017-09 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on its financial statements.

 ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815).” ASU 2017-11 has two parts (i) Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  Part (i) changes the classification analysis of certain equity-linked financial instruments with down round features.  When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.  Part (ii) re-characterizes the indefinite deferral of certain provisions of Topic 480 that are now presented as pending continent in the Codification, to a scope exception.  Those amendments do not have an accounting effect.  ASU 2017-11 is effective for the Company on January 1, 2019 and is not expected to have a significant impact on its financial statements.

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

		2017		2016				2015
(Dollars in Thousands)		Second	First	Fourth	Third	Second	First	Fourth	Third
Shareowners' Equity (GAAP)		$281,513	$278,059	$275,168	$276,624	$274,824	$276,833	$274,352	$273,659
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	196,702	193,248	190,357	191,813	190,013	192,022	189,541	188,848
Total Assets (GAAP)		2,814,843	2,895,531	2,845,197	2,753,154	2,767,636	2,792,186	2,797,860	2,615,094
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,730,032	$2,810,720	$2,760,386	$2,668,343	$2,682,825	$2,707,375	$2,713,049	$2,530,283
Tangible Common Equity Ratio (non-GAAP)	A/B	7.21%	6.88%	6.90%	7.19%	7.08%	7.09%	6.99%	7.46%

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017		2016				2015
(Dollars in Thousands, Except
(Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$21,422	$20,540	$20,832	$20,104	$20,174	$20,044	$20,602	$19,877
Interest Expense	926	804	773	784	798	834	808	811
Net Interest Income	20,496	19,736	20,059	19,320	19,376	19,210	19,794	19,066
Provision for Loan Losses	589	310	464	-	(97)	452	513	413
Net Interest Income After
Provision for Loan Losses	19,907	19,426	19,595	19,320	19,473	18,758	19,281	18,653
Noninterest Income(2)	13,135	12,718	12,778	13,011	15,215	12,677	13,221	13,228
Noninterest Expense	27,921	27,922	27,560	28,022	28,702	28,930	28,280	29,164
Income Before Income Taxes	5,121	4,222	4,813	4,309	5,986	2,505	4,222	2,717
Income Tax Expense	1,560	1,478	1,517	1,436	2,056	858	1,620	1,034
Net Income	3,561	2,744	3,296	2,873	3,930	1,647	2,602	1,683
Net Interest Income (FTE)	$20,799	$20,006	$20,335	$19,603	$19,617	$19,421	$20,006	$19,253

Per Common Share:
Net Income Basic	$0.21	$0.16	$0.20	$0.18	$0.22	$0.10	$0.16	$0.09
Net Income Diluted	0.21	0.16	0.20	0.17	0.22	0.10	0.16	0.09
Cash Dividends Declared	0.05	0.05	0.05	0.04	0.04	0.04	0.04	0.03
Diluted Book Value	16.54	16.38	16.23	16.39	16.31	16.04	15.93	15.89
Market Price:
High	22.39	21.79	23.15	15.35	15.96	15.88	16.05	15.75
Low	17.68	19.22	14.29	13.32	13.16	12.83	13.56	14.39
Close	20.42	21.39	20.48	14.77	13.92	14.59	15.35	14.92

Selected Average Balances:
Loans, Net	$1,608,629	$1,585,561	$1,573,264	$1,555,889	$1,531,777	$1,507,508	$1,492,521	$1,483,657
Earning Assets	2,502,030	2,529,207	2,423,388	2,417,943	2,447,777	2,440,718	2,353,729	2,310,823
Total Assets	2,817,479	2,845,140	2,743,463	2,734,465	2,767,854	2,763,746	2,678,214	2,639,692
Deposits	2,373,423	2,407,278	2,306,917	2,288,741	2,276,553	2,258,600	2,174,718	2,137,433
Shareowners’ Equity	281,661	278,489	278,943	277,407	279,532	277,464	275,893	274,956
Common Equivalent Average Shares:
Basic	16,955	16,919	16,809	16,804	17,144	17,202	17,145	17,150
Diluted	17,016	16,944	16,913	16,871	17,196	17,235	17,214	17,229

Performance Ratios:
Return on Average Assets	0.51%	0.39%	0.48%	0.42%	0.57%	0.24%	0.39%	0.25%
Return on Average Equity	5.07	4.00	4.70	4.12	5.65	2.39	3.74	2.43
Net Interest Margin (FTE)	3.33	3.21	3.34	3.23	3.22	3.20	3.37	3.31
Noninterest Income as % of
Operating Revenue	39.05	39.19	38.91	40.24	43.99	39.76	40.05	40.96
Efficiency Ratio	82.28	85.33	83.23	85.92	82.40	90.13	85.11	89.79

Asset Quality:
Allowance for Loan Losses	$13,242	$13,335	$13,431	$13,744	$13,677	$13,613	$13,953	$14,737
Allowance for Loan Losses to Loans	0.81%	0.84%	0.86%	0.88%	0.89%	0.90%	0.93%	0.99%
Nonperforming Assets (“NPAs”)	$15,934	$17,799	$19,171	$21,352	$22,836	$26,499	$29,595	$38,357
NPAs to Total Assets	0.57%	0.61%	0.67%	0.78%	0.83%	0.95%	1.06%	1.47%
NPAs to Loans plus OREO	0.97	1.11	1.21	1.35	1.48	1.73	1.94	2.54
Allowance to Non-Performing Loans	166.23	160.70	157.40	159.56	166.50	150.44	135.40	112.17
Net Charge-Offs to Average Loans	0.17	0.10	0.20	(0.02)	(0.04)	0.21	0.34	0.24

Capital Ratios:
Tier 1 Capital	15.58%	15.68%	15.51%	15.48%	15.63%	16.39%	16.42%	16.36%
Total Capital	16.32	16.44	16.28	16.28	16.44	17.20	17.25	17.24
Common Equity Tier 1	12.72	12.77	12.61	12.55	12.65	12.82	12.84	12.76
Leverage	10.20	9.95	10.23	10.12	9.98	10.34	10.65	10.71
Tangible Common Equity(1)	7.21	6.88	6.90	7.19	7.08	7.09	6.99	7.46

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 29.
(2)Includes $2.5 million gain on partial retirement of trust preferred securities in second quarter, 2016.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•         Net income of $3.6 million, or $0.21 per diluted share, for the second quarter of 2017 compared to net income of $2.7 million, or $0.16 per diluted share, for the first quarter of 2017, and net income of $3.9 million, or $0.22 per diluted share for the second quarter of 2016.  For the first six months of 2017, we realized net income of $6.3 million, or $0.37 per diluted share, compared to net income of $5.6 million, or $0.32 per diluted share, for the same period of 2016.

•         Tax equivalent net interest income for the second quarter of 2017 was $20.8 million compared to $20.0 million for the first quarter of 2017 and $19.6 million for the second quarter of 2016.  For the first six months of 2017, tax equivalent net interest income totaled $40.8 million compared to $39.0 million for the comparable period in 2016.  Growth in tax equivalent net interest income compared to respective prior periods reflected rising interest rates and a favorable shift in our earning asset mix driven by loan growth.

•         Provision for loan losses was $0.6 million for the second quarter of 2017 compared to $0.3 million for the first quarter of 2017 and negative $0.1 million for the second quarter of 2016.  For the first six months of 2017, the loan loss provision totaled $0.9 million compared to $0.4 million for the same period of 2016.  The increase in the loan loss provision compared to all prior periods was primarily due to growth in the loan portfolio.

•          Noninterest income for the second quarter of 2017 totaled $13.1 million, an increase of $0.4 million, or 3.3%, over the first quarter of 2017 and a decrease of $2.0 million, or 13.7%, from the second quarter of 2016.  For the first six months of 2017, noninterest income totaled $25.9 million, a $2.0 million, or 7.3%, decrease from the same period of 2016.  The increase over the first quarter of 2017 was attributable to higher wealth management fees and mortgage banking fees.  The decrease from both prior year periods was primarily due to a $2.5 million gain from the partial retirement of our trust preferred securities (“TRUPs”) in the second quarter of 2016.

•         Noninterest expense for the second quarter of 2017 totaled $27.9 million comparable to the first quarter of 2017 and a decrease of $0.8 million, or 2.7%, from the second quarter of 2016.  The decrease from the second quarter of 2016 was due to lower other real estate owned (“OREO”) expense.  For the first six months of 2017, noninterest expense totaled $55.8 million, a decrease of $1.7 million, or 3.1%, from the same period of 2016 due to lower OREO expense and other expense (primarily legal fees and FDIC insurance), partially offset by higher compensation expense (primarily stock compensation).

Financial Condition

•         Average earning assets were $2.502 billion for the second quarter of 2017, a decrease of $27.2 million, or 1.1%, from the first quarter of 2017, and an increase of $78.6 million, or 3.2%, over the fourth quarter of 2016.  The decrease in average earning assets over the first quarter of 2017 primarily reflected a lower level of public fund deposits.  Compared to the fourth quarter of 2016, the increase reflected broad based deposit growth that funded growth in the loan portfolio.

•         Average loans increased by $23.1 million, or 1.5%, over the first quarter of 2017 and $35.4 million, or 2.3%, over the fourth quarter of 2016.  The increase compared to the first quarter of 2017 reflected growth in all loan types except commercial loans and home equity loans. Growth over the fourth quarter of 2016 was experienced in all loan products, with the exception of institutional loans and home equity loans.

•         Nonperforming assets totaled $15.9 million at June 30, 2017, a decrease of $1.9 million, or 10%, from March 31, 2017 and $3.2 million, or 17%, from December 31, 2016.  Nonperforming assets represented 0.57% of total assets at June 30, 2017 compared to 0.61% at March 31, 2017 and 0.67% at December 31, 2016.

•         At June 30, 2017, we were well-capitalized with a risk based capital ratio of 16.32% and a tangible common equity ratio of 7.21% compared to 16.44% and 6.88%, respectively, at March 31, 2017, and 16.28% and 6.90%, respectively, at December 31, 2016.  All of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the second quarter of 2017, we realized net income of $3.6 million, or $0.21 per diluted share, compared to net income of $2.7 million, or $0.16 per diluted share for the first quarter of 2017, and net income of $3.9 million, or $0.22 per diluted share, for the second quarter of 2016.  For the first six months of 2017, we realized net income of $6.3 million, or $0.37 per diluted share, compared to net income of $5.6 million, or $0.32 per diluted share for the same period in 2016.

Compared to the first quarter of 2017, performance reflected higher net interest income of $0.8 million and a $0.4 million increase in noninterest income, partially offset by a $0.3 million increase in the loan loss provision.

Compared to the second quarter of 2016, the decrease in earnings reflected lower noninterest income of $2.0 million and a $0.7 million increase in the loan loss provision, partially offset by higher net interest income of $1.1 million, and a $0.8 million reduction in noninterest expense, and lower income taxes of $0.5 million.

The increase in earnings for the first six months of 2017 versus the comparable period in 2016 was attributable to higher net interest income of $1.6 million and a $1.7 million reduction in noninterest expense, partially offset by a $0.5 million increase in the loan loss provision, lower noninterest income of $2.0 million, and a $0.1 million increase in income taxes.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2017	2017	2016	2017	2016
Interest Income	$21,422	$20,540	$20,174	$41,962	$40,218
Taxable Equivalent Adjustments	303	270	241	573	452
Total Interest Income (FTE)	21,725	20,810	20,415	42,535	40,670
Interest Expense	926	804	798	1,730	1,632
Net Interest Income (FTE)	20,799	20,006	19,617	40,805	39,038
Provision for Loan Losses	589	310	(97)	899	355
Taxable Equivalent Adjustments	303	270	241	573	452
Net Interest Income After Provision for Loan Losses	19,907	19,426	19,473	39,333	38,231
Noninterest Income	13,135	12,718	15,215	25,853	27,892
Noninterest Expense	27,921	27,922	28,702	55,843	57,632
Income Before Income Taxes	5,121	4,222	5,986	9,343	8,491
Income Tax Expense	1,560	1,478	2,056	3,038	2,914
Net Income	$3,561	$2,744	$3,930	$6,305	$5,577

Basic Net Income Per Share	$0.21	$0.16	$0.22	$0.37	$0.32
Diluted Net Income Per Share	$0.21	$0.16	$0.22	$0.37	$0.32

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and state and local government debt obligations.  We provide an analysis of our net interest income including average yields and rates in Table I on page 44.

Tax equivalent net interest income was $20.8 million for the second quarter of 2017 compared to $20.0 million for the first quarter of 2017 and $19.6 million for the second quarter of 2016.  The increase in tax equivalent net interest income compared to the first quarter of 2017 reflected a favorable shift in the earning asset mix, one additional calendar day and higher short-term interest rates, partially offset by higher rates paid on negotiated rate deposits. The increase in tax equivalent net interest income compared to the second quarter of 2016 reflected growth in the loan portfolio and higher short-term interest rates, partially offset by a higher rate paid on negotiated rate deposits. For the first six months of 2017, tax equivalent net interest income totaled $40.8 million compared to $39.0 million for the comparable period in 2016.  The year over year increase was driven by growth in the loan and investment portfolios, coupled with higher short-term interest rates, partially offset by a higher rate paid on negotiated rate deposits and one less calendar day.

The overnight funds rate has increased four times since December 2015, from a range of 0.00%-0.25% to a range of 1.00% to 1.25%. These increases have positively affected our net interest income due to favorable repricing of our variable and adjustable rate earning assets.  Although these interest rate increases have also resulted in higher rates paid on our negotiated rate products, we continue to monitor and manage our overall cost of funds, which was 15 basis points in the second quarter of 2017. Despite highly competitive loan pricing across most markets, our loan portfolio yield increased quarter-over-quarter.

Our net interest margin for the second quarter of 2017 was 3.33%, an increase of 12 basis points over the first quarter of 2017 and an increase of 11 basis points over the second quarter of 2016.  For the first six months of 2017, the net interest margin increased six basis points to 3.27% compared to the same period of 2016.  The increase in the margin as compared to all respective prior periods reflected rising interest rates and a favorable shift in our earning asset mix, which has produced higher net interest income in each period.

We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has historically produced fairly consistent outcomes and a net interest margin that is above peer comparisons.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2017 was $0.6 million compared to a $0.3 million provision expense for the first quarter of 2017 and a negative provision of $0.1 million for the second quarter of 2016.  For the first six months of 2017, the loan loss provision totaled $0.9 million compared to $0.4 million for the same period of 2016.  The increase in the loan loss provision over all respective prior periods was due to growth in the loan portfolio.  We realized net loan charge-offs of $0.7 million, or 0.17% (annualized), of average loans for the second quarter of 2017.  This compares to net loan charge-offs of $0.4 million, or 0.10% (annualized) for the first quarter of 2017 and net loan recoveries of $0.2 million, or 0.04% (annualized) for the second quarter of 2016.  For the first six months of 2017, net charge-offs totaled $1.1 million, or 0.14% (annualized), of average loans compared to $0.6 million, or 0.08% (annualized), for the same period of 2016.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2017	2017	2016	2017	2016
CHARGE-OFFS
Commercial, Financial and Agricultural	$324	$93	$304	$417	$341
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	478	71	-	549	274
Real Estate - Residential	44	116	205	160	683
Real Estate - Home Equity	-	92	146	92	361
Consumer	537	624	438	1,161	877
Total Charge-offs	$1,383	$996	$1,093	$2,379	$2,536

RECOVERIES
Commercial, Financial and Agricultural	$40	$81	$49	$121	$88
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	58	23	237	81	318
Real Estate - Residential	202	213	579	415	815
Real Estate - Home Equity	39	29	81	68	140
Consumer	362	244	308	606	544
Total Recoveries	$701	$590	$1,254	$1,291	$1,905

Net (Recoveries) Charge-offs	$682	$406	$(161)	$1,088	$631

Net (Recoveries) Charge-offs (Annualized) as a	0.17%	0.10%	(0.04)%	0.14%	0.08%
percent of Average Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the second quarter of 2017 totaled $13.1 million, an increase of $0.4 million, or 3.3%, over the first quarter of 2017 and a decrease of $2.0 million, or 13.7%, from the second quarter of 2016.  The increase over the first quarter of 2017 was due to higher mortgage banking fees of $0.2 million and wealth management fees of $0.2 million.  Compared to the second quarter of 2016, the decrease was due to lower other income of $2.5 million (attributable to a gain from the partial retirement of our TRUPs in the second quarter of 2016), and lower deposit fees of $0.2 million, partially offset by higher wealth management fees of $0.4 million and mortgage banking fees of $0.3 million.  For the first six months of 2017, noninterest income totaled $25.9 million, a $2.0 million or 7.3%, decrease from the same period of 2016, due to lower other income of $2.4 million related to the aforementioned TRUPs gain and to a lesser extent lower deposit fees of $0.6 million, partially offset by higher wealth management fees of $0.4 million and mortgage banking fees of $0.6 million.

Noninterest income represented 39.1% of operating revenues (net interest income plus noninterest income) in the second quarter of 2017 compared to 39.2% in the first quarter of 2017 and 44.0% in the second quarter of 2016.  For the first six months of 2017, noninterest income represented 39.1% of operating revenues compared to 42.0% for the same period of 2016.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2017	2017	2016	2017	2016
Deposit Fees	$5,052	$5,090	$5,321	$10,142	$10,721
Bank Card Fees	2,870	2,803	2,855	5,673	5,708
Wealth Management Fees	2,073	1,842	1,690	3,915	3,482
Mortgage Banking Fees	1,556	1,308	1,267	2,864	2,297
Other	1,584	1,675	4,082	3,259	5,684

Total Noninterest Income	$13,135	$12,718	$15,215	$25,853	$27,892

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the second quarter of 2017 totaled $5.1 million, comparable to the first quarter of 2017, and a decrease of $0.3 million, or 5.1%, from the second quarter of 2016.  For the first six months of 2017, deposit fees totaled $10.1 million, a decrease of $0.6 million, or 5.4%, from the same period of 2016.  The decrease from both prior year periods reflected lower overdraft service fees due to a reduction in accounts using this service as well as lower utilization by existing users.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $2.1 million for the second quarter of 2017, an increase of $0.2 million, or 12.5%, over the first quarter of 2017 and  $0.4 million, or 22.7% over the second quarter of 2016.  For the first six months of 2017, wealth management fees totaled $3.9 million, an increase of $0.4 million, or 12.4%, over the same period of 2016.  The increase over all respective prior periods was due to higher trust fees and retail brokerage fees driven by an increase in assets under management and improved sales efforts.  At June 30, 2017, total assets under management were approximately $1.315 billion compared to $1.192 billion at December 31, 2016 and $1.178 billion at June 30, 2016.

Mortgage Banking Fees.  Mortgage banking fees totaled $1.6 million for the second quarter of 2017, an increase of $0.2 million, or 19.0%, over the first quarter of 2017 and an increase of $0.3 million, or 22.8%, over the second quarter of 2016.  For the first six months of 2017, fees totaled $2.9 million, an increase of $0.6 million, or 24.7%, over the same period of 2016.  Strong home sales in our markets and a growing market share of residential loan production continue to enhance our mortgage banking fees.

Other.  Other income totaled $1.6 million for the second quarter of 2017, a decrease of $0.1 million, or 5.4%, from the first quarter of 2017 and a decrease of $2.5 million, or 61.2%, from the second quarter of 2016.    The decrease from the second quarter of 2016 was attributable to a $2.5 million gain from the partial retirement of our TRUPs in the second quarter of 2016.  For the first six months of 2017, other income decreased $2.0 million, or 42.7%, compared to the same period of 2016 and primarily reflected the $2.5 million TRUPs gain that was partially offset by higher miscellaneous fees totaling $0.4 million (check cashing and merchant services).

Noninterest Expense

Noninterest expense for the second quarter of 2017 totaled $27.9 million, comparable to the first quarter of 2017.  Compared to the second quarter of 2016, noninterest expense decreased by $0.8 million, or 2.7%, due to lower OREO expense.  For the first six months of 2017, noninterest expense totaled $55.8 million, a decrease of $1.8 million, or 3.1%, from the same period of 2016 primarily due to lower OREO expense of $1.6 million and other expense of $0.6 million (primarily legal fees and FDIC insurance) that was partially offset by higher compensation expense of $0.5 million (primarily stock compensation).  Expense management is an important part of our culture and strategic focus and we continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2017	2017	2016	2017	2016
Salaries	$11,560	$11,764	$11,832	$23,324	$23,766
Associate Benefits	4,732	4,732	4,219	9,464	8,526
Total Compensation	16,292	16,496	16,051	32,788	32,292

Premises	2,217	2,204	2,276	4,421	4,583
Equipment	2,338	2,177	2,308	4,515	4,460
Total Occupancy	4,555	4,381	4,584	8,936	9,043

Legal Fees	537	485	638	1,023	1,337
Professional Fees	885	904	891	1,789	1,753
Processing Services	1,700	1,645	1,648	3,345	3,350
Advertising	531	467	529	998	869
Travel and Entertainment	222	174	226	396	423
Printing and Supplies	188	176	191	364	394
Telephone	527	829	469	1,356	938
Postage	185	216	223	402	484
Insurance - Other	410	402	633	812	1,261
Other Real Estate Owned, net	315	583	1,060	898	2,485
Miscellaneous	1,574	1,164	1,559	2,736	3,003
Total Other	7,074	7,045	8,067	14,119	16,297

Total Noninterest Expense	$27,921	$27,922	$28,702	$55,843	$57,632

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $16.3 million for the second quarter of 2017, a decrease of $0.2 million, or 1.2%, from the first quarter of 2017 due lower salary expense, primarily payroll taxes.  Compared to the second quarter of 2016, total compensation expense increased $0.2 million, or 1.5%, due to higher associate benefit expense of $0.5 million that was partially offset by lower salary expense of $0.3 million.  For the first six months of 2017, compensation expense totaled $32.8 million, an increase of $0.5 million, or 1.5%, over the same period of 2016 attributable to higher associate benefit expense of $0.9 million, partially offset by lower salary expense of $0.4 million.  Compared to both prior year periods, the increase in other associate benefit expense was primarily due to higher stock compensation attributable to higher pay-out values reflective of improving financial performance.  To a lesser extent, higher pension plan expense attributable to a reduction in the discount rate for plan liabilities contributed to the increase.  The reduction in salary expense was due to lower associate headcount.

Occupancy.  Occupancy expense (including premises and equipment) totaled $4.6 million for the second quarter of 2017, an increase of $0.2 million, or 4.0%, over the first quarter of 2017 and comparable to the second quarter of 2016.  The increase over the first quarter of 2017 was due to higher equipment maintenance expense, primarily related to a vendor refund received in the first quarter of 2017.  For the first six months of 2017, occupancy expense totaled $8.9 million a decrease of $0.1 million, or 1.2%, from the same period of 2016 due to lower premises expense reflective of a reduction in the number of banking offices.

Other.  Other noninterest expense totaled $7.1 million for the second quarter of 2017 comparable to the first quarter of 2017 and a decrease of $1.0 million, or 12.3%, from the second quarter of 2016.  The decrease from the second quarter of 2016 was due to lower OREO expense of $0.8 million, FDIC insurance expense of $0.2 million, and legal fees of $0.1 million.  For the first six months of 2017, other expense decreased $2.2 million, or 13.4%, from the same period of 2016, attributable to lower OREO expense of $1.6 million, FDIC insurance expense of $0.4 million, and legal fees of $0.3 million, partially offset by higher telephone expense of $0.4 million.  Compared to both prior year periods, the decrease in OREO expense was primarily due to lower property valuation adjustments and losses on the sale of properties.  Lower FDIC assessment factors drove the reduction in FDIC insurance premiums.  Legal fees decreased as a result of lower support needed for problem asset resolutions.  The higher level of telephone expense reflected the running of dual circuits for the first six months of 2017 as our new telephone system was implemented.  This expense should normalize closer to historical norm during the second half of this year.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 82.28% for the second quarter of 2017 compared to 85.33% for the first quarter of 2017 and 82.40% for the second quarter of 2016.  For the first six months of 2017, this ratio was 83.78% compared to 86.11% for the same period of 2016.

Income Taxes

We realized income tax expense of $1.6 million (30% effective rate) for the second quarter of 2017 compared to $1.5 million (35% effective rate) for the first quarter of 2017 and $2.1 million (34% effective rate) for the second quarter of 2016.    For the first six months of 2017, income tax expense totaled $3.0 million (33% effective rate) compared to $2.9 million (34% effective rate) for the comparable period of 2016.  The lower effective tax rate for the first six months of 2017 reflected income tax benefits realized in connection with stock based compensation awards, which were recognized during the second quarter.  Absent any other future discrete events, we anticipate our effective income tax rate to approximate 35%.

FINANCIAL CONDITION

Average assets totaled approximately $2.817 billion for the second quarter of 2017, a decrease of $27.7 million, or 1.0%, from the first quarter of 2017, and an increase of $74.0 million, or 2.7%, over the fourth quarter of 2016. Average earning assets were $2.502 billion for the second quarter of 2017, a decrease of $27.2 million, or 1.1%, from the first quarter of 2017, and an increase of $78.6 million, or 3.2%, over the fourth quarter of 2016.    The change in earning assets in each of the respective periods was attributable to increases/decreases in our short-term investments and growth in our loan portfolio.  Changes in the level of our short-term investments (which consists primarily of overnight funds) are partially attributable to the seasonality of our public fund deposits.

Investment Securities

In the second quarter of 2017, our average investment portfolio decreased $5.9 million, or 0.9%, from the first quarter of 2017 and decreased $12.0 million, or 1.7%, from the fourth quarter of 2016.  Securities in our investment portfolio represented 27.7% of our average earning assets in the second quarter of 2017, compared to 27.6% in the first quarter of 2017, and 29.1% in the fourth quarter of 2016.  Investment securities as a percent of average earning assets increased slightly compared to the first quarter, as the decline in average earning assets was greater relative to the decline in the investment portfolio. The decrease in the average balance of our investment portfolio compared to both prior periods primarily reflected a decrease in U.S. Treasury securities, partially offset by an increase in Ginnie Mae mortgage-backed securities. For the remainder of 2017, we will continue to closely monitor liquidity levels, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy.  L iquidity levels, including anticipated cash flow from the investment portfolio, will determine the extent to which investment cash flow will be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the second quarter of 2017, we purchased securities under both the AFS and HTM designations.  At June 30, 2017, $529.7 million, or 77.1%, of our investment portfolio was classified as AFS, and $157.1 million, or 22.9%, classified as HTM.

We determine the classification of a security at the time of acquisition based on how the purchase will affect our asset/liability strategy and future business plans and opportunities.  We consider multiple factors in determining classification, including regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs.  Securities in the AFS portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income component of shareowners’ equity.  HTM securities are acquired or owned with the intent of holding them to maturity (final payment date).  HTM investments are measured at amortized cost. We do not trade, nor do we presently intend to begin trading investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

At June 30, 2017, the investment portfolio had a net unrealized loss in the AFS portfolio of $0.1 million compared to an unrealized loss of $0.2 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively.  At June 30, 2017, there were 281 positions (combined AFS and HTM) with unrealized losses at quarter end totaling $1.8 million. Included were 142 positions comprised of Ginnie Mae mortgage-backed securities (54), U.S. Treasuries (61), and SBA securities (27) with an unrealized loss totaling $1.5 million. Each of these positions carries the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly to the prime rate and are uncapped. Of these 142 positions, there were 13 GNMA positions and six SBA positions in an unrealized loss position for longer than 12 months, which had unrealized losses of $52,000 and $15,000, respectively. In addition, there were 25 agency positions with an unrealized loss of $0.2 million. Two of these 25 positions were in an unrealized loss position for longer than 12 months, and have unrealized losses of $64,000. The remaining 114 positions in an unrealized loss position were municipal bonds that were pre-refunded, or rated “AA-“or better, with unrealized losses of $78,000.  Of these 114 positions, three were in an unrealized loss position greater than 12 months, with an unrealized loss of $7,000. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.

The average maturity of our total portfolio at June 30, 2017 was 1.86 years compared to 1.89 years and 1.85 years at March 31, 2017 and December 31, 2016, respectively.

Loans

Average loans increased $23.1 million, or 1.5% compared to the first quarter of 2017, and have grown $35.4 million, or 2.3% compared to the fourth quarter of 2016. The increase compared to the prior quarter reflected growth in all loan types except commercial loans and home equity loans. Growth over the fourth quarter of 2016 was experienced in all loan products except institutional loans and home equity loans.  In the first quarter of 2017, we purchased an $18.3 million pool of adjustable rate residential loans.  Although having a minimal impact on the average balance during the second quarter of 2017, a $16.4 million pool of fixed and adjustable rate commercial real estate loans was purchased in late June. The loans were individually reviewed and evaluated in accordance with our credit underwriting standards.

We continue to make minor modifications to some of our lending programs to try to mitigate the impact that consumer and business deleveraging is having on our loan portfolio.  These programs, coupled with economic improvements in our anchor markets, have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $15.9 million at the end of the second quarter of 2017, a decrease of $1.9 million, or 10.5%, from the first quarter of 2017 and $3.2 million, or 16.9%, from the fourth quarter of 2016.  Nonaccrual loans totaled $7.9 million at the end of the second quarter of 2017, a $0.3 million decrease from the first quarter of 2017 and a $0.6 million decrease from the fourth quarter of 2016.  The balance of OREO totaled $8.0 million at the end of the second quarter of 2017, a decrease of $1.6 million from the first quarter of 2017 and $2.7 million from the fourth quarter of 2016.  Nonperforming assets represented 0.57% of total assets at June 30, 2017 compared to 0.61% at March 31, 2017 and 0.67% at December 31, 2016.

(Dollars in Thousands)	June 30, 2017	March 31, 2017	December 31, 2016
Nonaccruing Loans:
Commercial, Financial and Agricultural	$455	$538	$468
Real Estate - Construction	363	363	311
Real Estate - Commercial Mortgage	2,984	3,970	3,410
Real Estate - Residential	2,485	1,724	2,330
Real Estate - Home Equity	1,496	1,587	1,774
Consumer	183	116	240
Total Nonperforming Loans (“NPLs”)(1)	$7,966	$8,298	$8,533
Other Real Estate Owned	7,968	9,501	10,638
Total Nonperforming Assets (“NPAs”)	$15,934	$17,799	$19,171

Past Due Loans 30 – 89 Days	$3,789	$3,263	$6,438
Performing Troubled Debt Restructurings	$35,436	$36,555	$38,233

Nonperforming Loans/Loans	0.49%	0.52%	0.54%
Nonperforming Assets/Total Assets	0.57	0.61	0.67
Nonperforming Assets/Loans Plus OREO	0.97	1.11	1.21
Allowance/Nonperforming Loans	166.23%	160.70%	157.40%

(1)    Nonperforming TDRs are included in the NPL totals.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
NPA Beginning Balance:	$17,799	$26,499	$19,171	$29,595
Change in Nonaccrual Loans:
Beginning Balance	8,298	9,049	8,533	10,305
Additions	3,247	2,480	6,115	6,276
Charge-Offs	(1,046)	(708)	(1,602)	(1,639)
Transferred to OREO	(144)	(978)	(782)	(2,179)
Paid Off/Payments	(700)	(430)	(1,393)	(1,363)
Restored to Accrual	(1,689)	(1,199)	(2,905)	(3,186)
Ending Balance	7,966	8,214	7,966	8,214

Change in OREO:
Beginning Balance	9,501	17,450	10,638	19,290
Additions	144	1,218	1,685	2,419
Valuation Write-downs	(275)	(678)	(769)	(1,513)
Sales	(1,209)	(3,368)	(3,320)	(5,574)
Other	(193)	-	(266)	-
Ending Balance	7,968	14,622	7,968	14,622
NPA Net Change	(1,865)	(3,663)	(3,237)	(6,759)
NPA Ending Balance	$15,934	$22,836	$15,934	$22,836

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
TDR Beginning Balance:	$39,066	$38,713	$39,976	$38,321
Additions	182	90	302	1,111
Charge-Offs	(375)	-	(453)	-
Paid Off/Payments	(956)	(1,037)	(1,868)	(1,482)
Transferred to OREO	-	(227)	(40)	(411)
TDR Ending Balance(1)	$37,917	$37,539	$37,917	$37,539

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

The allowance for loan losses was $13.2 million at June 30, 2017 compared to $13.3 million at March 31, 2017 and $13.4 million at December 31, 2016.  The allowance for loan losses was 0.81% of outstanding loans and provided coverage of 166% of nonperforming loans at June 30, 2017 compared to 0.84% and 161%, respectively, at March 31, 2017 and 0.86% and 157%, respectively, at December 31, 2016.  The slight decrease in the allowance from both prior periods was attributable to continued favorable problem loan migration partially offset by growth in our loan portfolio.  We believe that the allowance for loan losses was adequate to absorb losses inherent in our loan portfolio at June 30, 2017.

Deposits

Average total deposits were $2.373 billion for the second quarter of 2017, a decrease of $33.9 million, or 1.4%, from the first quarter of 2017, and an increase of $66.5 million, or 2.9% over the fourth quarter of 2016. The decline in deposits compared to the first quarter of 2017 reflected lower public NOW account and certificates of deposit balances, partially offset by increases in all other deposit types. The increase in deposits when compared to the fourth quarter of 2016 reflected growth in all deposit products except certificates of deposit.  The seasonal inflows of public funds peaked in the first quarter of 2017 for this cycle, and are expected to decline into the fourth quarter of 2017.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
June 30, 2017	12.5%	9.0%	5.6%	2.7%	-8.7%
March 31, 2017	14.6%	10.6%	6.6%	3.1%	-11.0%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
June 30, 2017	41.3%	30.9%	20.7%	11.3%	-13.2%
March 31, 2017	44.8%	33.4%	22.1%	11.7%	-16.0%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact our interest margin, while a declining rate environment of 100bp will have a negative impact on our net interest margin. The 12-month and 24-month Net Interest Income at Risk positions improved at the end of the second quarter of 2017 when compared to the prior quarter-end in the “rates down 100 bp” scenario. NII declined slightly in all rising rate scenarios, reflecting lower levels of repricing assets, primarily overnight funds.

All measures of net interest income at risk are within our prescribed policy limits with the exception of an instantaneous rate shock of -100 bp over both a 12-month and 24-month period, which were -8.7% and -13.2% compared to limits of -7.50% and -10.0%, respectively. These metrics remain out of compliance due to our limited ability to lower our deposits rates relative to a decline in market rates. To bring this metric into compliance with our policy limits in the down 100bp scenario would require the bank to extend its asset duration considerably, which we do not believe is prudent given the historically low interest rate environment.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates on all of our cash flows, and discounting the cash flows to estimate the present value of assets and liabilities.  The difference between the aggregated discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of our net assets.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
June 30, 2017	35.1%	27.8%	19.6%	10.8%	-23.7%
March 31, 2017	32.9%	26.1%	18.3%	10.1%	-25.4%

At June 30, 2017, the economic value of equity in all rate scenarios versus the base case was more favorable than it was at March 31, 2017.  The EVE in the rates down 100 bp scenario remains outside of the desired parameters as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to comparable discount benchmarks used to value them. To bring this metric into compliance with our policy limits in the down 100 bp scenario would require the bank to extend its asset duration considerably, which we do not believe is prudent given the historically low interest rate environment.

(1)     Down 200, 300, and 400 bp scenarios have been excluded due to the historically low interest rate environment.

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

At June 30, 2017, we had the ability to generate $1.273 billion in additional liquidity through all of our available resources (this excludes $162 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, and the Board of Directors. At June 30, 2017, we believe the liquidity available to us was sufficient to meet our needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio is approximately 1.86 years, and at June 30, 2017, it had a net unrealized loss of $0.1 million in the available-for-sale portfolio.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $200.8 million during the second quarter of 2017 compared to an average net overnight funds sold position of $245.2 million in the first quarter of 2017 and $145.5 million in the fourth quarter of 2016. The decrease in net overnight funds compared to the first quarter of 2017 reflected growth in our loan portfolio and declines in public fund balances. The increase in net overnight funds compared to the fourth quarter of 2016 primarily reflected higher levels of all deposit products other than certificates of deposit, partially offset by growth in the loan portfolio.

We expect our capital expenditures will be approximately $5.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2017, advances from the FHLB totaled $14.7 million in outstanding debt consisting of 17 notes. During the first six months of 2017, the Bank made FHLB advance payments totaling approximately $3.5 million, which included paying off two advances totaling $1.4 million, and one maturing advance of $0.6 million.  We did not obtain any new FHLB advances during the second quarter of 2017. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Shareowners’ equity was $281.5 million at June 30, 2017, compared to $278.1 million at March 31, 2017 and $275.2 million at December 31, 2016.  Our leverage ratio was 10.20%, 9.95%, and 10.23%, respectively, for these periods.  Further, at June 30, 2017, our risk-adjusted capital ratio was 16.32% compared to 16.44% and 16.28% at March 31, 2017 and December 31, 2016, respectively.  Our common equity tier 1 ratio was 12.72% at June 30, 2017 compared to 12.77% and 12.61% at March 31, 2017 and December 31, 2016, respectively.  All of our capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards at June 30, 2017.

During the first six months of 2017, shareowners’ equity increased $6.3 million, or 4.6%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $6.3 million, stock compensation accretion of $0.9 million, a $0.4 million net decrease in the unrealized loss on investment securities, and net adjustments totaling $0.4 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $1.7 million.

At June 30, 2017, our common stock had a book value of $16.54 per diluted share compared to $16.38 at March 31, 2017 and $16.23 at December 31, 2016.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which impact other comprehensive income.  At June 30, 2017, the net unrealized loss on investment securities available for sale was $0.2 million and the amount of our unfunded pension liability was $25.6 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock through February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  We have not repurchased any shares during 2017.  At June 30, 2017, we were authorized to repurchase up to 640,000 additional shares under the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

As of June 30, 2017, we had $452.9 million in commitments to extend credit and $5.1 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2016 Form 10-K.  The preparation of our Consolidated Financial Statements in accordance with GAAP and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities.  Actual results could differ from those estimates.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended June 30,						Six Months Ended June 30,
	2017			2016			2017			2016
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,608,629	$18,880	4.71%	$1,531,777	$18,233	4.79%	$1,597,159	$37,017	4.67%	$1,519,642	$36,374	4.81%
Taxable Securities(2)	591,825	1,898	1.28	571,343	1,539	1.08	596,153	3,682	1.24	561,718	2,959	1.03
Tax-Exempt Securities	100,742	414	1.64	90,030	325	1.44	99,361	810	1.63	92,490	657	1.42
Funds Sold	200,834	533	1.06	254,627	318	0.50	222,871	1,026	0.93	270,397	680	0.51
Total Earning Assets	2,502,030	21,725	3.48%	2,447,777	20,415	3.35%	2,515,544	42,535	3.41%	2,444,247	40,670	3.35%
Cash & Due From Banks	52,312			46,605			50,618			47,220
Allowance For Loan Losses	(13,662)			(14,254)			(13,550)			(14,127)
Other Assets	276,799			287,726			278,621			288,460
TOTAL ASSETS	$2,817,479			$2,767,854			$2,831,233			$2,765,800

Liabilities:
NOW Accounts	$806,621	$222	0.11%	$762,667	$67	0.04%	$843,459	$356	0.09%	$780,832	$136	0.03%
Money Market Accounts	261,726	57	0.09	257,000	30	0.05	260,423	92	0.07	254,723	59	0.05
Savings Accounts	322,833	39	0.05	291,210	36	0.05	317,055	77	0.05	284,477	70	0.05
Other Time Deposits	152,811	70	0.18	170,837	78	0.19	155,535	144	0.19	173,948	167	0.19
Total Interest Bearing Deposits	1,543,991	388	0.10	1,481,714	211	0.06	1,576,472	669	0.09	1,493,980	432	0.06
Short-Term Borrowings	8,957	17	0.75	53,691	38	0.28	10,873	62	1.15	60,315	48	0.16
Subordinated Notes Payable	52,887	404	3.02	54,316	343	2.50	52,887	783	2.94	58,601	730	2.47
Other Long-Term Borrowings	16,065	117	2.93	26,721	206	3.11	15,271	216	2.85	27,245	422	3.11
Total Interest Bearing Liabilities	1,621,900	926	0.23%	1,616,442	798	0.20%	1,655,503	1,730	0.22%	1,640,141	1,632	0.20%
Noninterest Bearing Deposits	829,432			794,839			813,785			773,596
Other Liabilities	84,486			77,041			81,861			73,565
TOTAL LIABILITIES	2,535,818			2,488,322			2,551,149			2,487,302

TOTAL SHAREOWNERS’ EQUITY	281,661			279,532			280,084			278,498

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,817,479			$2,767,854			$2,831,233			$2,765,800

Interest Rate Spread			3.25%			3.15%			3.19%			3.14%
Net Interest Income		$20,799			$19,617			$40,805			$39,038
Net Interest Margin(3)			3.33%			3.22%			3.27%			3.21%

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

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At June 30, 2017, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at June 30, 2017, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Date: August 3, 2017

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