Form 10-Q
period 2017-09-30
CAPITAL CITY BANK GROUP INC
filed 2017-11-02
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

At October 31, 2017, 16,966,047 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in Thousands)	2017	2016
ASSETS
Cash and Due From Banks	$50,420	$48,268
Federal Funds Sold and Interest Bearing Deposits	140,694	247,779
Total Cash and Cash Equivalents	191,114	296,047

Investment Securities, Available for Sale, at fair value	510,846	522,734
Investment Securities, Held to Maturity, at amortized cost (fair value of $183,523 and $176,746)	184,262	177,365
Total Investment Securities	695,108	700,099

Loans Held For Sale	7,800	10,886

Loans, Net of Unearned Income	1,630,338	1,561,289
Allowance for Loan Losses	(13,339)	(13,431)
Loans, Net	1,616,999	1,547,858

Premises and Equipment, net	92,345	95,476
Goodwill	84,811	84,811
Other Real Estate Owned	5,987	10,638
Other Assets	96,678	99,382
Total Assets	$2,790,842	$2,845,197

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$870,644	$791,182
Interest Bearing Deposits	1,476,973	1,621,104
Total Deposits	2,347,617	2,412,286

Short-Term Borrowings	6,777	12,749
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	15,047	14,881
Other Liabilities	83,313	77,226
Total Liabilities	2,505,641	2,570,029

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,966,047 and 16,844,698 shares
issued and outstanding at September 30, 2017 and December 31, 2016, respectively	170	168
Additional Paid-In Capital	35,892	34,188
Retained Earnings	275,013	267,037
Accumulated Other Comprehensive Loss, net of tax	(25,874)	(26,225)
Total Shareowners’ Equity	285,201	275,168
Total Liabilities and Shareowners' Equity	$2,790,842	$2,845,197

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2017	2016	2017	2016
INTEREST INCOME
Loans, including Fees	$19,479	$18,046	$56,204	$54,196
Investment Securities:
Taxable	2,150	1,633	5,832	4,591
Tax Exempt	266	213	795	643
Federal Funds Sold and Interest Bearing Deposits	446	212	1,472	892
Total Interest Income	22,341	20,104	64,303	60,322

INTEREST EXPENSE
Deposits	530	223	1,199	655
Short-Term Borrowings	15	43	77	91
Subordinated Notes Payable	420	341	1,203	1,071
Other Long-Term Borrowings	115	177	331	599
Total Interest Expense	1,080	784	2,810	2,416

NET INTEREST INCOME	21,261	19,320	61,493	57,906
Provision for Loan Losses	490	-	1,389	355
Net Interest Income After Provision For Loan Losses	20,771	19,320	60,104	57,551

NONINTEREST INCOME
Deposit Fees	5,153	5,373	15,295	16,094
Bank Card Fees	2,688	2,759	8,361	8,467
Wealth Management Fees	2,197	1,774	6,112	5,256
Mortgage Banking Fees	1,480	1,503	4,344	3,800
Other	1,478	1,602	4,737	7,286
Total Noninterest Income	12,996	13,011	38,849	40,903

NONINTEREST EXPENSE
Compensation	16,349	15,993	49,137	48,285
Occupancy, net	4,501	4,734	13,437	13,777
Other Real Estate Owned, net	(118)	821	780	3,306
Other	5,975	6,474	19,196	20,286
Total Noninterest Expense	26,707	28,022	82,550	85,654

INCOME BEFORE INCOME TAXES	7,060	4,309	16,403	12,800
Income Tax Expense	2,505	1,436	5,543	4,350

NET INCOME	$4,555	$2,873	$10,860	$8,450

BASIC NET INCOME PER SHARE	$0.27	$0.18	$0.64	$0.50
DILUTED NET INCOME PER SHARE	$0.27	$0.17	$0.64	$0.49

Average Common Basic Shares Outstanding	16,965	16,804	16,946	17,049
Average Common Diluted Shares Outstanding	17,044	16,871	17,009	17,100

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2017	2016	2017	2016
NET INCOME	$4,555	$2,873	$10,860	$8,450
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	(99)	(1,158)	516	1,535
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	19	21	57	60
Total Investment Securities	(80)	(1,137)	573	1,595
Other comprehensive (loss) income, before tax	(80)	(1,137)	573	1,595
Deferred tax (benefit) expense related to other comprehensive income	(31)	(439)	222	615
Other comprehensive (loss) income, net of tax	(49)	(698)	351	980
TOTAL COMPREHENSIVE INCOME	$4,506	$2,175	$11,211	$9,430

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Shares	Common	Additional	Retained	Loss, Net of
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Paid-In Capital	Earnings	Taxes	Total
Balance, January 1, 2016	17,156,919	$172	$38,256	$258,181	$(22,257)	$274,352
Net Income	-	-	-	8,450	-	8,450
Other Comprehensive Income, net of tax	-	-	-	-	980	980
Cash Dividends ($0.1200 per share)	-	-	-	(2,050)	-	(2,050)
Repurchase of Common Stock	(435,461)	(4)	(6,308)	-	-	(6,312)
Stock Based Compensation	-	-	743	-	-	743
Impact of Transactions Under Compensation Plans, net	85,620	-	461	-	-	461
Balance, September 30, 2016	16,807,078	$168	$33,152	$264,581	$(21,277)	$276,624

Balance, January 1, 2017	16,844,698	$168	$34,188	$267,037	$(26,225)	$275,168
Net Income	-	-	-	10,860	-	10,860
Other Comprehensive Income, net of tax	-	-	-	-	351	351
Cash Dividends ($0.1700 per share)	-	-	-	(2,884)	-	(2,884)
Stock Based Compensation	-	-	1,196	-	-	1,196
Impact of Transactions Under Compensation Plans, net	121,349	2	508	-	-	510
Balance, September 30, 2017	16,966,047	$170	$35,892	$275,013	$(25,874)	$285,201

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,860	$8,450
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	1,389	355
Depreciation	4,966	5,198
Amortization of Premiums, Discounts, and Fees, net	4,928	4,642
Gain on Partial Retirement of Trust Preferred Securities	-	(2,487)
Net Decrease in Loans Held-for-Sale	3,086	1,122
Stock Compensation	1,196	743
Net Tax Benefit From Stock-Based Compensation	(223)	-
Deferred Income Taxes	247	3,087
Net Loss on Sales and Write-Downs of Other Real Estate Owned	456	2,523
Loss on Disposal of Premises and Equipment	276	131
Net Decrease (Increase) in Other Assets	2,559	(6,610)
Net Increase in Other Liabilities	6,487	6,733
Net Cash Provided By Operating Activities	36,227	23,887

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(60,703)	(40,320)
Payments, Maturities, and Calls	53,031	37,495
Securities Available for Sale:
Purchases	(122,949)	(125,975)
Payments, Maturities, and Calls	130,997	74,450
Purchases of Loans Held for Investment	(44,083)	-
Net Increase in Loans	(27,327)	(68,775)
Proceeds From Sales of Other Real Estate Owned	5,952	7,338
Purchases of Premises and Equipment	(3,052)	(3,696)
Net Cash Used In Investing Activities	(68,134)	(119,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(64,669)	12,258
Net Decrease in Short-Term Borrowings	(3,020)	(50,023)
Redemption of Subordinated Notes	-	(7,500)
Repayment of Other Long-Term Borrowings	(2,786)	(5,819)
Dividends Paid	(2,884)	(2,050)
Payments to Repurchase Common Stock	-	(6,312)
Issuance of Common Stock Under Compensation Plans	333	321
Net Cash Used In Financing Activities	(73,026)	(59,125)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(104,933)	(154,721)

Cash and Cash Equivalents at Beginning of Period	296,047	378,905
Cash and Cash Equivalents at End of Period	$191,114	$224,184

Supplemental Cash Flow Disclosures:
Interest Paid	$2,825	$2,422
Income Taxes Paid (Refunded)	$4,044	$(355)

Noncash Investing and Financing Activities:
Loans and Premises Transferred to Other Real Estate Owned	$2,024	$3,309

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

Basis of Presentation.  The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of CCBG and its wholly-owned subsidiary, Capital City Bank (“CCB” or the “Bank”).  All material inter-company transactions and accounts have been eliminated.  Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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
	September 30, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$257,635	$32	$869	$256,798	$286,867	$262	$851	$286,278
U.S. Government Agency	147,550	729	290	147,989	131,489	495	344	131,640
States and Political Subdivisions	95,869	175	54	95,990	95,197	23	381	94,839
Mortgage-Backed Securities	1,218	114	-	1,332	1,312	118	-	1,430
Equity Securities(1)	8,737	-	-	8,737	8,547	-	-	8,547
Total	$511,009	$1,050	$1,213	$510,846	$523,412	$898	$1,576	$522,734

Held to Maturity
U.S. Government Treasury	$93,309	$2	$183	$93,128	$119,131	$107	$81	$119,157
States and Political Subdivisions	7,051	31	2	7,080	8,175	1	38	8,138
Mortgage-Backed Securities	83,902	55	642	83,315	50,059	29	637	49,451
Total	$184,262	$88	$827	$183,523	$177,365	$137	$756	$176,746

Total Investment Securities	$695,271	$1,138	$2,040	$694,369	$700,777	$1,035	$2,332	$699,480

(1)     Includes Federal Home Loan Bank, Federal Reserve Bank, and FNBB, Inc. stock recorded at cost of $3.2 million, $4.8 million, and $0.8 million, respectively, at September 30, 2017 and $3.3 million, $4.8 million, and $0.5 million, respectively, at December 31, 2016.

Securities with an amortized cost of $214.3 million and $332.7 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

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

As a member of the Federal Reserve Bank of Atlanta, the Bank is required to maintain stock in the Federal Reserve Bank of Atlanta based on a specified ratio relative to the Bank’s capital.  Federal Reserve Bank stock is carried at cost.

Maturity Distribution.  At September 30, 2017, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$138,454	$138,421	$63,439	$63,370
Due after one through five years	253,590	252,720	36,922	36,838
Mortgage-Backed Securities	1,217	1,332	83,901	83,315
U.S. Government Agency	109,011	109,636	-	-
Equity Securities	8,737	8,737	-	-
Total	$511,009	$510,846	$184,262	$183,523

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
Available for Sale
U.S. Government Treasury	$191,720	$759	$9,981	$110	$201,701	$869
U.S. Government Agency	34,775	126	17,853	164	52,628	290
States and Political Subdivisions	23,031	22	5,129	32	28,160	54
Total	249,526	907	32,963	306	282,489	1,213

Held to Maturity
U.S. Government Treasury	83,173	183	-	-	83,173	183
States and Political Subdivisions	504	2	-	-	504	2
Mortgage-Backed Securities	47,159	579	4,373	63	51,532	642
Total	$130,836	$764	$4,373	$63	$135,209	$827

December 31, 2016
Available for Sale
U.S. Government Treasury	$116,704	$851	$-	$-	$116,704	$851
U.S. Government Agency	48,520	310	6,699	34	55,219	344
States and Political Subdivisions	81,521	380	294	1	81,815	381
Mortgage-Backed Securities	3	-	-	-	3	-
Total	246,748	1,541	6,993	35	253,741	1,576

Held to Maturity
U.S. Government Treasury	35,210	81	-	-	35,210	81
States and Political Subdivisions	7,491	38	-	-	7,491	38
Mortgage-Backed Securities	36,710	599	4,010	38	40,720	637
Total	$79,411	$718	$4,010	$38	$83,421	$756

Management evaluates securities for other than temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Declines in the fair value of  available-for-sale (“AFS”) and held-to-maturity (“HTM”)securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers, (i) whether it has decided to sell the security, (ii) whether it is more likely than not that the Company will have to sell the security before its market value recovers, and (iii) whether the present value of expected cash flows is sufficient to recover the entire amortized cost basis.  When assessing a security’s expected cash flows, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost and (ii) the financial condition and near-term prospects of the issuer.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by rating agencies have occurred, regulatory issues, and analysts’ reports.

At September 30, 2017, there were 266 positions (combined AFS and HTM) with unrealized losses totaling $2.0 million. 58 of these positions were U.S. government treasury securities guaranteed by the U.S. government. 103 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities.  Because the declines in the market value of these securities are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2017	December 31, 2016
Commercial, Financial and Agricultural	$215,963	$216,404
Real Estate – Construction	67,813	58,443
Real Estate – Commercial Mortgage	527,331	503,978
Real Estate – Residential(1)	315,583	281,509
Real Estate – Home Equity	228,499	236,512
Consumer	275,149	264,443
Loans, Net of Unearned Income	$1,630,338	$1,561,289

(1)     Includes loans in process with outstanding balances of $10.9 million and $9.6 million at September 30, 2017 and December 31, 2016, respectively.

Net deferred costs included in loans were $0.7 million at September 30, 2017 and $0.5 million at December 31, 2016.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	September 30, 2017		December 31, 2016
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$41	$-	$468	$-
Real Estate – Construction	362	-	311	-
Real Estate – Commercial Mortgage	2,425	-	3,410	-
Real Estate – Residential	2,350	-	2,330	-
Real Estate – Home Equity	1,108	-	1,774	-
Consumer	272	-	240	-
Total Nonaccrual Loans	$6,558	$-	$8,533	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
September 30, 2017
Commercial, Financial and Agricultural	$249	$584	$-	$833	$215,089	$215,963
Real Estate – Construction	-	5	-	5	67,446	67,813
Real Estate – Commercial Mortgage	1,277	168	-	1,445	523,461	527,331
Real Estate – Residential	374	754	-	1,128	312,105	315,583
Real Estate – Home Equity	455	1	-	456	226,935	228,499
Consumer	1,266	554	-	1,820	273,057	275,149
Total Past Due Loans	$3,621	$2,066	$-	$5,687	$1,618,093	$1,630,338

December 31, 2016
Commercial, Financial and Agricultural	$209	$48	$-	$257	$215,679	$216,404
Real Estate – Construction	949	282	-	1,231	56,901	58,443
Real Estate – Commercial Mortgage	835	1	-	836	499,732	503,978
Real Estate – Residential	1,199	490	-	1,689	277,490	281,509
Real Estate – Home Equity	577	51	-	628	234,110	236,512
Consumer	1,516	281	-	1,797	262,406	264,443
Total Past Due Loans	$5,285	$1,153	$-	$6,438	$1,546,318	$1,561,289

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
September 30, 2017
Beginning Balance	$1,095	$114	$3,825	$3,384	$2,524	$2,300	$13,242
Provision for Loan Losses	208	(26)	286	(32)	(103)	157	490
Charge-Offs	(276)	-	(94)	(125)	(50)	(455)	(1,000)
Recoveries	79	50	69	60	84	265	607
Net Charge-Offs	(197)	50	(25)	(65)	34	(190)	(393)
Ending Balance	$1,106	$138	$4,086	$3,287	$2,455	$2,267	$13,339

Nine Months Ended
September 30, 2017
Beginning Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431
Provision for Loan Losses	401	(80)	264	(348)	148	1,004	1,389
Charge-Offs	(693)	-	(643)	(285)	(142)	(1,616)	(3,379)
Recoveries	200	50	150	475	152	871	1,898
Net Charge-Offs	(493)	50	(493)	190	10	(745)	(1,481)
Ending Balance	$1,106	$138	$4,086	$3,287	$2,455	$2,267	$13,339

Three Months Ended
September 30, 2016
Beginning Balance	$1,048	$126	$4,389	$3,835	$2,391	$1,888	$13,677
Provision for Loan Losses	163	(3)	224	(324)	(307)	247	-
Charge-Offs	(143)	-	(5)	(96)	(51)	(479)	(774)
Recoveries	199	-	45	139	237	221	841
Net Charge-Offs	56	-	40	43	186	(258)	67
Ending Balance	$1,267	$123	$4,653	$3,554	$2,270	$1,877	$13,744

Nine Months Ended
September 30, 2016
Beginning Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953
Provision for Loan Losses	559	22	71	(1,030)	(168)	901	355
Charge-Offs	(484)	-	(279)	(779)	(412)	(1,356)	(3,310)
Recoveries	287	-	363	954	377	765	2,746
Net Charge-Offs	(197)	-	84	175	(35)	(591)	(564)
Ending Balance	$1,267	$123	$4,653	$3,554	$2,270	$1,877	$13,744

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
September 30, 2017
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$88	$24	$1,846	$1,196	$454	$3	$3,611
Loans Collectively
Evaluated for Impairment	1,018	114	2,240	2,091	2,001	2,264	9,728
Ending Balance	$1,106	$138	$4,086	$3,287	$2,455	$2,267	$13,339

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

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
September 30, 2017
Individually Evaluated for
Impairment	$847	$363	$20,716	$13,258	$2,915	$132	$38,231
Collectively Evaluated for
Impairment	215,116	67,450	506,615	302,325	225,584	275,017	1,592,107
Total	$215,963	$67,813	$527,331	$315,583	$228,499	$275,149	$1,630,338

December 31, 2016
Individually Evaluated for
Impairment	$1,042	$247	$23,855	$15,596	$3,375	$174	$44,289
Collectively Evaluated for
Impairment	215,362	58,196	480,123	265,913	233,137	264,269	1,517,000
Total	$216,404	$58,443	$503,978	$281,509	$236,512	$264,443	$1,561,289

September 30, 2016
Individually Evaluated for
Impairment	$949	$-	$20,794	$16,457	$2,776	$186	$41,162
Collectively Evaluated for
Impairment	222,329	54,107	476,981	270,611	232,657	259,665	1,516,350
Total	$223,278	$54,107	$497,775	$287,068	$235,433	$259,851	$1,557,512

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
September 30, 2017
Commercial, Financial and Agricultural	$847	$122	$725	$88
Real Estate – Construction	363	298	65	24
Real Estate – Commercial Mortgage	20,716	2,141	18,575	1,846
Real Estate – Residential	13,258	1,962	11,296	1,196
Real Estate – Home Equity	2,915	902	2,013	454
Consumer	132	58	74	3
Total	$38,231	$5,483	$32,748	$3,611

December 31, 2016
Commercial, Financial and Agricultural	$1,042	$565	$477	$80
Real Estate – Construction	247	-	247	-
Real Estate – Commercial Mortgage	23,855	8,954	14,901	2,038
Real Estate – Residential	15,596	2,509	13,087	1,561
Real Estate – Home Equity	3,375	1,871	1,504	335
Consumer	174	65	109	6
Total	$44,289	$13,964	$30,325	$4,020

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average	Total	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and
Agricultural	$963	$12	$871	$12	$1,051	$35	$847	$37
Real Estate – Construction	363	-	-	-	334	2	24	-
Real Estate – Commercial Mortgage	21,109	219	20,692	203	22,283	662	20,757	658
Real Estate – Residential	14,068	162	17,091	197	14,608	516	17,743	602
Real Estate – Home Equity	3,114	28	2,824	29	3,280	81	3,001	84
Consumer	136	2	196	2	148	6	215	7
Total	$39,753	$423	$41,674	$443	$41,704	$1,302	$42,587	$1,388

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
September 30, 2017
Special Mention	$9,277	$16,105	$317	$25,699
Substandard	1,322	34,367	856	36,545
Doubtful	-	-	-	-
Total Criticized Loans	$10,599	$50,472	$1,173	$62,244

December 31, 2016
Special Mention	$3,300	$23,183	$216	$26,699
Substandard	1,158	39,800	549	41,507
Doubtful	-	-	-	-
Total Criticized Loans	$4,458	$62,983	$765	$68,206

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

The following table presents loans classified as TDRs.

	September 30, 2017		December 31, 2016
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$826	$21	$772	$40
Real Estate – Construction	-	65	-	-
Real Estate – Commercial Mortgage	18,460	1,061	20,673	1,259
Real Estate – Residential	11,494	991	13,969	444
Real Estate – Home Equity	2,515	187	2,647	-
Consumer	132	-	172	-
Total TDRs	$33,427	$2,325	$38,233	$1,743

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017			2017
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	1	$32	$22	1	$32	$22
Real Estate – Construction	-	-	-	1	64	65
Real Estate – Commercial Mortgage	1	160	70	1	160	70
Real Estate – Residential	1	101	102	2	316	283
Real Estate – Home Equity	3	149	147	4	205	203
Consumer	-	-	-	-	-	-
Total TDRs	6	$442	$341	9	$777	$643

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016			2016
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	1	332	332
Real Estate – Residential	-	-	-	6	589	590
Real Estate – Home Equity	1	17	17	5	205	206
Consumer	-	-	-	-	-	-
Total TDRs	1	$17	$17	12	$1,126	$1,128

For the three and nine months ended September 30, 2017, there were no loans modified as TDRs within the previous 12 months that have substantially defaulted.  For the three and nine months ended September 30, 2016, loans modified as TDRs within the previous 12 months that have substantially defaulted during periods indicated are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016		2016
	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	-
Real Estate – Residential	-	-	1	98
Real Estate – Home Equity	-	-	1	3
Consumer	-	-	1	35
Total TDRs	-	$-	3	$136

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017		2017
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$70	1	$70
Interest rate adjustment	-	-	3	302
Extended amortization and interest rate adjustment	4	249	4	249
Other	1	22	1	22
Total TDRs	6	$341	9	$643

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016		2016
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$17	2	$107
Interest rate adjustment	-	-	-	-
Extended amortization and interest rate adjustment	-	-	10	1,021
Total TDRs	1	$17	12	$1,128

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016
Beginning Balance	$7,968	$14,622	$10,638	$19,290
Additions	339	890	2,024	3,309
Valuation Write-downs	(350)	(397)	(1,118)	(1,910)
Sales	(1,970)	(2,377)	(5,291)	(7,951)
Other	-	-	(266)	-
Ending Balance	$5,987	$12,738	$5,987	$12,738

Net expenses applicable to other real estate owned include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016
Gains from the Sale of Properties	$(711)	$(70)	$(980)	$(364)
Losses from the Sale of Properties	123	216	318	977
Rental Income from Properties	(19)	(34)	(73)	(66)
Property Carrying Costs	139	312	397	849
Valuation Adjustments	350	397	1,118	1,910
Total	$(118)	$821	$780	$3,306

As of September 30, 2017, the Company had $0.8 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016
Service Cost	$1,688	$1,613	$5,064	$4,839
Interest Cost	1,437	1,397	4,312	4,191
Expected Return on Plan Assets	(2,006)	(1,934)	(6,019)	(5,802)
Prior Service Cost Amortization	56	69	167	207
Net Loss Amortization	953	801	2,859	2,403
Net Periodic Benefit Cost	$2,128	$1,946	$6,383	$5,838

Discount Rate	4.21%	4.52%	4.21%	4.52%
Long-term Rate of Return on Assets	7.25%	7.50%	7.25%	7.50%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016
Interest Cost	$48	$40	$143	$120
Net Loss Amortization	149	190	448	570
Net Periodic Benefit Cost	$197	$230	$591	$690

Discount Rate	3.92%	4.13%	3.92%	4.13%

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

	September 30, 2017			December 31, 2016
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$90,441	$376,864	$467,305	$69,993	$332,420	$402,413
Standby Letters of Credit	4,676	-	4,676	4,768	-	4,768
Total	$95,117	$376,864	$471,981	$74,761	$332,420	$407,181

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $89,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At September 30, 2017, there were no amounts payable.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
September 30, 2017
Securities Available for Sale:
U.S. Government Treasury	$256,798	$-	$-	$256,798
U.S. Government Agency	-	147,989	-	147,989
States and Political Subdivisions	-	95,990	-	95,990
Mortgage-Backed Securities	-	1,332	-	1,332
Equity Securities	-	8,737	-	8,737

December 31, 2016
Securities Available for Sale:
U.S. Government Treasury	$286,278	$-	$-	$286,278
U.S. Government Agency	-	131,640	-	131,640
States and Political Subdivisions	-	94,839	-	94,839
Mortgage-Backed Securities	-	1,430	-	1,430
Equity Securities	-	8,547	-	8,547

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $5.7 million with a valuation allowance of $0.7 million at September 30, 2017 and $6.3 million and $0.6 million, respectively, at December 31, 2016.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first nine months of 2017, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	September 30, 2017
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$50,420	$50,420	$-	$-
Short-Term Investments	140,694	140,694	-	-
Investment Securities, Available for Sale	510,846	256,798	254,048	-
Investment Securities, Held to Maturity	184,262	93,128	90,395	-
Loans Held for Sale	7,800	-	7,800	-
Loans, Net of Allowance for Loan Losses	1,616,999	-	-	1,608,364

LIABILITIES:
Deposits	$2,347,617	$-	$2,280,468	$-
Short-Term Borrowings	6,777	-	6,808	-
Subordinated Notes Payable	52,887	-	41,012	-
Long-Term Borrowings	15,047	-	15,238	-

	December 31, 2016
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$48,268	$48,268	$-	$-
Short-Term Investments	247,779	247,779	-	-
Investment Securities, Available for Sale	522,734	286,278	236,456	-
Investment Securities, Held to Maturity	177,365	119,157	57,589	-
Loans Held for Sale	10,886	-	10,886	-
Loans, Net of Allowance for Loan Losses	1,547,858	-	-	1,543,576

LIABILITIES:
Deposits	$2,412,286	$-	$2,272,572	$-
Short-Term Borrowings	12,749	-	12,802	-
Subordinated Notes Payable	52,887	-	42,024	-
Long-Term Borrowings	14,881	-	15,122	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(99)	$38	$(61)
Amortization of losses on securities transferred from available for sale to held to
maturity	19	(7)	12
Total Other Comprehensive Loss	$(80)	$31	$(49)

Nine Months Ended September 30, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$516	$(200)	$316
Amortization of losses on securities transferred from available for sale to held to
maturity	57	(22)	35
Total Other Comprehensive Income	$573	$(222)	$351

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,158)	$447	$(711)
Amortization of losses on securities transferred from available for sale to held to
maturity	21	(8)	13
Total Other Comprehensive Income	$(1,137)	$439	$(698)

Nine Months Ended September 30, 2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,535	$(592)	$943
Amortization of losses on securities transferred from available for sale to held to
maturity	60	(23)	37
Total Other Comprehensive Income	$1,595	$(615)	$980

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2017	$(583)	$(25,642)	$(26,225)
Other comprehensive income during the period	351	-	351
Balance as of September 30, 2017	$(232)	$(25,642)	$(25,874)

Balance as of January 1, 2016	$(127)	$(22,130)	$(22,257)
Other comprehensive income during the period	980	-	980
Balance as of September 30, 2016	$853	$(22,130)	$(21,277)

NOTE 9 – ACCOUNTING STANDARDS UPDATES

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  A significant portion of the Company’s revenue is comprised of net interest income on financial instruments, which is explicitly excluded from the scope of ASU 2014-09.  In addition to interest income, the Company has various noninterest income revenue streams that the Company is in the process of assessing.  The Company formed a revenue recognition working group that has completed its scoping and walk-through of noninterest income revenue streams.  Amongst non-interest income revenue streams, mortgage banking fees are not in the scope of the standard.  Management has substantially completed its detailed contract review for the remaining revenue streams and is in the process of evaluating any impact on its financial statements.  ASU 2014-09 is effective for the Company on January 1, 2018 and must be retrospectively applied.  The Company expects to adopt the standard with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

ASU 2017-12, “Derivatives and Hedging (Topic 815).”    ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The amendments objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and to simplify the application of hedge accounting by preparers.  ASU 2017-12 is effective for the Company on January 1, 2019 and is not expected to have a significant impact on its financial statements.

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

		2017			2016				2015
(Dollars in Thousands)		Third	Second	First	Fourth	Third	Second	First	Fourth
Shareowners' Equity (GAAP)		$285,201	$281,513	$278,059	$275,168	$276,624	$274,824	$276,833	$274,352
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	200,390	196,702	193,248	190,357	191,813	190,013	192,022	189,541
Total Assets (GAAP)		2,790,842	2,814,843	2,895,531	2,845,197	2,753,154	2,767,636	2,792,186	2,797,860
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,706,031	$2,730,032	$2,810,720	$2,760,386	$2,668,343	$2,682,825	$2,707,375	$2,713,049
Tangible Common Equity Ratio (non-GAAP)	A/B	7.41%	7.21%	6.88%	6.90%	7.19%	7.08%	7.09%	6.99%

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017			2016				2015
(Dollars in Thousands, Except
(Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$22,341	$21,422	$20,540	$20,832	$20,104	$20,174	$20,044	$20,602
Interest Expense	1,080	926	804	773	784	798	834	808
Net Interest Income	21,261	20,496	19,736	20,059	19,320	19,376	19,210	19,794
Provision for Loan Losses	490	589	310	464	-	(97)	452	513
Net Interest Income After
Provision for Loan Losses	20,771	19,907	19,426	19,595	19,320	19,473	18,758	19,281
Noninterest Income(2)	12,996	13,135	12,718	12,778	13,011	15,215	12,677	13,221
Noninterest Expense	26,707	27,921	27,922	27,560	28,022	28,702	28,930	28,280
Income Before Income Taxes	7,060	5,121	4,222	4,813	4,309	5,986	2,505	4,222
Income Tax Expense	2,505	1,560	1,478	1,517	1,436	2,056	858	1,620
Net Income	4,555	3,561	2,744	3,296	2,873	3,930	1,647	2,602
Net Interest Income (FTE)	$21,595	$20,799	$20,006	$20,335	$19,603	$19,617	$19,421	$20,006

Per Common Share:
Net Income Basic	$0.27	$0.21	$0.16	$0.20	$0.18	$0.22	$0.10	$0.16
Net Income Diluted	0.27	0.21	0.16	0.20	0.17	0.22	0.10	0.16
Cash Dividends Declared	0.07	0.05	0.05	0.05	0.04	0.04	0.04	0.04
Diluted Book Value	16.73	16.54	16.38	16.23	16.39	16.31	16.04	15.93
Market Price:
High	24.58	22.39	21.79	23.15	15.35	15.96	15.88	16.05
Low	19.60	17.68	19.22	14.29	13.32	13.16	12.83	13.56
Close	24.01	20.42	21.39	20.48	14.77	13.92	14.59	15.35

Selected Average Balances:
Loans, Net	$1,638,578	$1,608,629	$1,585,561	$1,573,264	$1,555,889	$1,531,777	$1,507,508	$1,492,521
Earning Assets	2,466,287	2,502,030	2,529,207	2,423,388	2,417,943	2,447,777	2,440,718	2,353,729
Total Assets	2,779,960	2,817,479	2,845,140	2,743,463	2,734,465	2,767,854	2,763,746	2,678,214
Deposits	2,329,162	2,373,423	2,407,278	2,306,917	2,288,741	2,276,553	2,258,600	2,174,718
Shareowners’ Equity	285,296	281,661	278,489	278,943	277,407	279,532	277,464	275,893
Common Equivalent Average Shares:
Basic	16,965	16,955	16,919	16,809	16,804	17,144	17,202	17,145
Diluted	17,044	17,016	16,944	16,913	16,871	17,196	17,235	17,214

Performance Ratios:
Return on Average Assets	0.65%	0.51%	0.39%	0.48%	0.42%	0.57%	0.24%	0.39%
Return on Average Equity	6.33	5.07	4.00	4.70	4.12	5.65	2.39	3.74
Net Interest Margin (FTE)	3.48	3.33	3.21	3.34	3.23	3.22	3.20	3.37
Noninterest Income as % of
Operating Revenue	37.94	39.05	39.19	38.91	40.24	43.99	39.76	40.05
Efficiency Ratio	77.21	82.28	85.33	83.23	85.92	82.40	90.13	85.11

Asset Quality:
Allowance for Loan Losses	$13,339	$13,242	$13,335	$13,431	$13,744	$13,677	$13,613	$13,953
Allowance for Loan Losses to Loans	0.82%	0.81%	0.84%	0.86%	0.88%	0.89%	0.90%	0.93%
Nonperforming Assets (“NPAs”)	$12,545	$15,934	$17,799	$19,171	$21,352	$22,836	$26,499	$29,595
NPAs to Total Assets	0.45%	0.57%	0.61%	0.67%	0.78%	0.83%	0.95%	1.06%
NPAs to Loans plus OREO	0.76	0.97	1.11	1.21	1.35	1.48	1.73	1.94
Allowance to Non-Performing Loans	203.39	166.23	160.70	157.40	159.56	166.50	150.44	135.40
Net Charge-Offs to Average Loans	0.10	0.17	0.10	0.20	(0.02)	(0.04)	0.21	0.34

Capital Ratios:
Tier 1 Capital	16.19%	15.58%	15.68%	15.51%	15.48%	15.63%	16.39%	16.42%
Total Capital	16.96	16.32	16.44	16.28	16.28	16.44	17.20	17.25
Common Equity Tier 1	13.26	12.72	12.77	12.61	12.55	12.65	12.82	12.84
Leverage	10.48	10.20	9.95	10.23	10.12	9.98	10.34	10.65
Tangible Common Equity(1)	7.41	7.21	6.88	6.90	7.19	7.08	7.09	6.99

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 29.
(2)Includes $2.5 million gain on partial retirement of trust preferred securities in second quarter, 2016.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•         Net income of $4.6 million, or $0.27 per diluted share, for the third quarter of 2017 compared to net income of $3.6 million, or $0.21 per diluted share, for the second quarter of 2017, and net income of $2.9 million, or $0.17 per diluted share for the third quarter of 2016.  For the first nine months of 2017, we realized net income of $10.9 million, or $0.64 per diluted share, compared to net income of $8.4 million, or $0.49 per diluted share, for the same period of 2016.

•         Tax equivalent net interest income for the third quarter of 2017 was $21.6 million compared to $20.8 million for the second quarter of 2017 and $19.6 million for the third quarter of 2016.  The increase over both the prior quarters was driven by growth in the loan portfolio, coupled with higher short-term interest rates, partially offset by a higher rate paid on negotiated rate deposits.  For the first nine months of 2017, tax equivalent net interest income totaled $62.4 million compared to $58.6 million for the comparable period in 2016.  The year over year increase was driven by growth in the loan and investment portfolios, coupled with higher short-term interest rates, partially offset by a higher rate paid on negotiated rate deposits and one less calendar day.

•         Provision for loan losses was $0.5 million for the third quarter of 2017 compared to $0.6 million for the second quarter of 2017 and no provision for the third quarter of 2016.  For the first nine months of 2017, the loan loss provision totaled $1.4 million compared to $0.4 million for the same period of 2016.  The increase in the loan loss provision compared to the prior year periods was primarily due to growth in the loan portfolio.

•          Noninterest income for the third quarter of 2017 totaled $13.0 million, a decrease of $0.1 million, or 1.1%, from the second quarter of 2017 and comparable to the third quarter of 2016.  For the first nine months of 2017, noninterest income totaled $38.8 million, a $2.0 million, or 5.0%, decrease from the same period of 2016, primarily due to a $2.5 million gain from the partial retirement of our trust preferred securities (“TRUPs”) in the second quarter of 2016, that was partially offset by higher wealth management fees and mortgage banking fees.

•         Noninterest expense for the third quarter of 2017 totaled $26.7 million, a decrease of $1.2 million, or 4.3% from the second quarter of 2017 and a decrease of $1.3 million, or 4.7%, from the third quarter of 2016.  The decrease from both prior periods was due to lower other real estate owned (“OREO”) expense (primarily related to gains on sale) and various other expenses (advertising, legal, professional, processing).  For the first nine months of 2017, noninterest expense totaled $82.6 million, a decrease of $3.1 million, or 3.6%, from the same period of 2016 due to lower OREO expense (all categories: gain/loss on sale, carrying costs, and valuation adjustments), occupancy expense, and various other expenses (primarily legal and FDIC insurance), partially offset by higher compensation expense (stock compensation).

Financial Condition

•         Average earning assets were $2.466 billion for the third quarter of 2017, a decrease of $35.7 million, or 1.4%, from the second quarter of 2017, and an increase of $42.9 million, or 1.8%, over the fourth quarter of 2016.  The decrease in average earning assets from the second quarter of 2017 was attributable to a decline in short-term investments, partially offset by growth in our loan portfolio.  The increase in earning assets compared to the fourth quarter 2016 was primarily due to growth in the loan portfolio, partially offset by a decline in total investment securities.

•         Average loans increased by $29.9 million, or 1.9%, over the second quarter of 2017, and $65.3 million, or 4.2%, over the fourth quarter of 2016.  Increases over both prior periods reflected growth in all loan types except commercial loans and home equity loans.

•         Nonperforming assets totaled $12.5 million at September 30, 2017, a decrease of $3.4 million, or 21%, from June 30, 2017 and $6.6 million, or 35%, from December 31, 2016.  Nonperforming assets represented 0.45% of total assets at September 30, 2017 compared to 0.57% at June 30, 2017 and 0.67% at December 31, 2016.

•         At September 30, 2017, we were well-capitalized with a risk based capital ratio of 16.96% and a tangible common equity ratio of 7.41% compared to 16.32% and 7.21%, respectively, at June 30, 2017, and 16.28% and 6.90%, respectively, at December 31, 2016.  All of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2017, we realized net income of $4.6 million, or $0.27 per diluted share, compared to net income of $3.6 million, or $0.21 per diluted share for the second quarter of 2017, and net income of $2.9 million, or $0.17 per diluted share, for the third quarter of 2016.  For the first nine months of 2017, we realized net income of $10.9 million, or $0.64 per diluted share, compared to net income of $8.4 million, or $0.49 per diluted share for the same period in 2016.

Compared to the second quarter of 2017, the increase in earnings reflected higher net interest income of $0.8 million, a $1.2 million decrease in noninterest expense, and a $0.1 million reduction in the loan loss provision, partially offset by higher income taxes of $1.0 million and a $0.1 million decrease in noninterest income.

Compared to the third quarter of 2016, performance reflected higher net interest income of $1.9 million and a $1.3 million decrease in noninterest expense, partially offset by higher income taxes of $1.1 million and a $0.4 million increase in the loan loss provision.

The increase in earnings for the first nine months of 2017 versus the comparable period in 2016 was attributable to higher net interest income of $3.6 million and a $3.1 million reduction in noninterest expense, partially offset by lower noninterest income of $2.0 million, a $1.2 million increase in income taxes, and a $1.0 million increase in the loan loss provision.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2017	2017	2016	2017	2016
Interest Income	$22,341	$21,422	$20,104	$64,303	$60,322
Taxable Equivalent Adjustments	334	303	283	907	735
Total Interest Income (FTE)	22,675	21,725	20,387	65,210	61,057
Interest Expense	1,080	926	784	2,810	2,416
Net Interest Income (FTE)	21,595	20,799	19,603	62,400	58,641
Provision for Loan Losses	490	589	-	1,389	355
Taxable Equivalent Adjustments	334	303	283	907	735
Net Interest Income After Provision for Loan Losses	20,771	19,907	19,320	60,104	57,551
Noninterest Income	12,996	13,135	13,011	38,849	40,903
Noninterest Expense	26,707	27,921	28,022	82,550	85,654
Income Before Income Taxes	7,060	5,121	4,309	16,403	12,800
Income Tax Expense	2,505	1,560	1,436	5,543	4,350
Net Income	$4,555	$3,561	$2,873	$10,860	$8,450

Basic Net Income Per Share	$0.27	$0.21	$0.18	$0.64	$0.50
Diluted Net Income Per Share	$0.27	$0.21	$0.17	$0.64	$0.49

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and state and local government debt obligations.  We provide an analysis of our net interest income including average yields and rates in Table I on page 45.

Tax equivalent net interest income was $21.6 million for the third quarter of 2017 compared to $20.8 million for the second quarter of 2017 and $19.6 million for the third quarter of 2016.  The increase in tax equivalent net interest income compared to the both prior periods reflected a favorable shift in the earning asset mix and improved yields, partially offset by higher rates paid on negotiated rate deposits. Also, as compared to the second quarter of 2017, there was one additional calendar day.  For the first nine months of 2017, tax equivalent net interest income totaled $62.4 million compared to $58.6 million for the comparable period in 2016.  The year over year increase was driven by growth in the loan and investment portfolios, coupled with higher short-term rates, partially offset by a higher rate paid on negotiated rate deposits and one less calendar day as 2016 was a leap year.

The overnight funds rate has increased four times since December 2015, positively affecting our net interest income due to favorable repricing of our variable and adjustable rate earning assets.  Although these rate increases have also resulted in higher rates paid on our negotiated rate deposit products, we continue to monitor and manage our overall cost of funds, which was 17 basis points in the third quarter of 2017, and 15 basis points for the first nine months of 2017.  Despite highly competitive loan pricing across most markets, the yield of the overall loan portfolio increased quarter-over-quarter.

Our net interest margin for the third quarter of 2017 was 3.48%, an increase of 15 basis points over the second quarter of 2017 and an increase of 25 basis points over the third quarter of 2016.  For the first nine months of 2017, the net interest margin increased 12 basis points to 3.34% compared to the same period of 2016.  The increase in the margin as compared to all respective periods reflects rising interest rates and a favorable shift in our earning asset mix, which has produced higher net interest income in each period.

We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2017 was $0.5 million compared to $0.6 million provision expense for the second quarter of 2017 and no provision for the third quarter of 2016.  For the first nine months of 2017, the loan loss provision totaled $1.4 million compared to $0.4 million for the same period of 2016.  The increase in the loan loss provision compared to the prior year periods was primarily attributable to growth in the loan portfolio.  We realized net loan charge-offs of $0.4 million, or 0.10% (annualized), of average loans for the third quarter of 2017.  This compares to net loan charge-offs of $0.7 million, or 0.17% (annualized) for the second quarter of 2017 and net loan recoveries of $0.1 million, or 0.02% (annualized) for the third quarter of 2016.  For the first nine months of 2017, net charge-offs totaled $1.5 million, or 0.12% (annualized), of average loans compared to $0.6 million, or 0.05% (annualized), for the same period of 2016.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2017	2017	2016	2017	2016
CHARGE-OFFS
Commercial, Financial and Agricultural	$276	$324	$143	$693	$484
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	94	478	5	643	279
Real Estate - Residential	125	44	96	285	779
Real Estate - Home Equity	50	-	51	142	412
Consumer	455	537	479	1,616	1,356
Total Charge-offs	$1,000	$1,383	$774	$3,379	$3,310

RECOVERIES
Commercial, Financial and Agricultural	$79	$40	$199	$200	$287
Real Estate - Construction	50	-	-	50	-
Real Estate - Commercial Mortgage	69	58	45	150	363
Real Estate - Residential	60	202	139	475	954
Real Estate - Home Equity	84	39	237	152	377
Consumer	265	362	221	871	765
Total Recoveries	$607	$701	$841	$1,898	$2,746

Net (Recoveries) Charge-offs	$393	$682	$(67)	$1,481	$564

Net (Recoveries) Charge-offs (Annualized) as a	0.10%	0.17%	(0.02)%	0.12%	0.05%
percent of Average Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the third quarter of 2017 totaled $13.0 million, a decrease of $0.1 million, or 1.1%, from the second quarter of 2017 and unchanged from the third quarter of 2016.  For the first nine months of 2017, noninterest income totaled $38.8 million, a $2.0 million, or 5.0%, decrease from the same period of 2016, due to lower other income of $2.5 million and deposit fees of $0.8 million, partially offset by higher wealth management fees of $0.9 million and mortgage banking fees of $0.5 million.  The decrease in other income was attributable to a $2.5 million gain from the partial retirement of our trust preferred securities (“TRUPs”) in the second quarter of 2016.

Noninterest income represented 37.9% of operating revenues (net interest income plus noninterest income) in the third quarter of 2017 compared to 39.1% in the second quarter of 2017 and 40.2% in the third quarter of 2016.  For the first nine months of 2017, noninterest income represented 38.7% of operating revenues compared to 41.4% for the same period of 2016.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2017	2017	2016	2017	2016
Deposit Fees	$5,153	$5,052	$5,373	$15,295	$16,094
Bank Card Fees	2,688	2,870	2,759	8,361	8,467
Wealth Management Fees	2,197	2,073	1,774	6,112	5,256
Mortgage Banking Fees	1,480	1,556	1,503	4,344	3,800
Other	1,478	1,584	1,602	4,737	7,286

Total Noninterest Income	$12,996	$13,135	$13,011	$38,849	$40,903

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the third quarter of 2017 totaled $5.2 million, an increase of $0.1 million, or 2.0% over the second quarter of 2017, and a decrease of $0.2 million, or 4.1%, from the third quarter of 2016.  For the first nine months of 2017, deposit fees totaled $15.3 million, a decrease of $0.8 million, or 5.0%, from the same period of 2016.  The decrease from both prior year periods reflected lower overdraft service fees due to a reduction in accounts using this service as well as lower utilization by existing users.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $2.2 million for the third quarter of 2017, an increase of $0.1 million, or 6.0%, over the second quarter of 2017 and $0.4 million, or 23.8% over the third quarter of 2016.  For the first nine months of 2017, wealth management fees totaled $6.1 million, an increase of $0.9 million, or 16.3%, over the same period of 2016.  The increase over all respective prior periods was due to higher trust fees and retail brokerage fees driven by an increase in assets under management and improved sales efforts.  Third quarter 2017 wealth management fees reflected a large account booked during the quarter that contributed $0.2 million in gross fees.  At September 30, 2017, total assets under management were approximately $1.370 billion compared to $1.192 billion at December 31, 2016 and $1.182 billion at September 30, 2016.

Mortgage Banking Fees.  Mortgage banking fees totaled $1.5 million for the third quarter of 2017, a decrease of $0.1 million, or 4.9%, from the second quarter of 2017 and comparable to the third quarter of 2016.  For the first nine months of 2017, fees totaled $4.3 million, an increase of $0.5 million, or 14.3%, over the same period of 2016.  Strong home sales in our markets and a growing market share of residential loan production continue to enhance our mortgage banking fees.  Loan closings slowed during the third quarter of 2017 due to the impact of hurricanes during the quarter, but have since resumed normal closing timeframes.

Other.  Other income totaled $1.5 million for the third quarter of 2017, a decrease of $0.1 million, or 6.7%, from the second quarter of 2017 and a decrease of $0.1 million, or 7.7%, from the third quarter of 2016.    For the first nine months of 2017, other income decreased $2.5 million, or 35.0%, compared to the same period of 2016 attributable to a $2.5 million gain from the partial retirement of our TRUPs in the second quarter of 2016.

Noninterest Expense

Noninterest expense for the third quarter of 2017 totaled $26.7 million, a decrease of $1.2 million, or 4.3%, from the second quarter of 2017, and a decrease of $1.3 million, or 4.7%, from the third quarter of 2016.  The decrease from both prior periods was due to lower OREO expense (primarily related to gains on sale) and various other expenses (advertising, legal, professional, and processing).  For the first nine months of 2017, noninterest expense totaled $82.6 million, a decrease of $3.1 million, or 3.6%, from the same period of 2016 attributable to lower OREO expense of $2.5 million (all categories: gain/loss on sale, carrying costs, and valuation adjustments), occupancy expense of $0.3 million, and various other expenses totaling $0.9 million (primarily legal and FDIC insurance), partially offset by higher compensation expense $0.8 million (stock compensation).  Expense management is an important part of our culture and strategic focus as we continue to review and evaluate opportunities to optimize our operations, reduce operating costs, and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2017	2017	2016	2017	2016
Salaries	$11,793	$11,560	$11,796	$35,118	$35,562
Associate Benefits	4,556	4,732	4,197	14,019	12,723
Total Compensation	16,349	16,292	15,993	49,137	48,285

Premises	2,205	2,217	2,269	6,626	6,852
Equipment	2,296	2,338	2,465	6,811	6,925
Total Occupancy	4,501	4,555	4,734	13,437	13,777

Legal Fees	405	537	452	1,428	1,788
Professional Fees	816	885	896	2,605	2,649
Processing Services	1,567	1,700	1,747	4,913	5,097
Advertising	296	531	441	1,293	1,310
Travel and Entertainment	194	222	230	590	653
Printing and Supplies	115	188	160	478	554
Telephone	502	527	699	1,858	1,637
Postage	185	185	201	586	685
Insurance - Other	409	410	397	1,221	1,658
Other Real Estate Owned, net	(118)	315	821	780	3,306
Miscellaneous	1,486	1,574	1,251	4,224	4,255
Total Other	5,857	7,074	7,295	19,976	23,592

Total Noninterest Expense	$26,707	$27,921	$28,022	$82,550	$85,654

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $16.3 million for the third quarter of 2017, comparable to the second quarter of 2017 and an increase of $0.4 million, or 2.2% over the third quarter of 2016.  The increase over the third quarter of 2016 was due to higher associate benefit expense.  For the first nine months of 2017, compensation expense totaled $49.1 million, an increase of $0.8 million, or 1.8%, over the same period of 2016 attributable to higher associate benefit expense of $1.3 million, partially offset by lower salary expense of $0.5 million.  Compared to both prior year periods, the increase in other associate benefit expense was primarily due to higher stock compensation attributable to higher pay-out values reflective of improving financial performance.  To a lesser extent, higher pension plan expense attributable to a reduction in the discount rate for plan liabilities contributed to the increase.  The reduction in salary expense was due to lower associate headcount.

Occupancy.  Occupancy expense (including premises and equipment) totaled $4.5 million for the third quarter of 2017, a decrease of $0.1 million, or 1.2%, from the second quarter of 2017 and a decrease of $0.2 million from the third quarter of 2016.  The decrease from the second quarter of 2017 was due to lower equipment and premises maintenance expense.  The decrease from the third quarter of 2016 was due to lower depreciation on furniture and equipment.  For the first nine months of 2017, occupancy expense totaled $13.4 million, a decrease of $0.3 million, or 2.5%, from the same period of 2016 and reflects a reduction in the number of banking offices as well as lower depreciation expense for furniture and fixtures reflective of assets being fully depreciated.

Other.  Other noninterest expense totaled $5.9 million for the third quarter of 2017, a decrease of $1.2 million, or 17.2% from the second quarter of 2017 and a decrease of $1.4 million, or 19.7%, from the third quarter of 2016.  The decrease from the second quarter of 2017 was primarily due to lower OREO expense of $0.4 million and various other expenses, including, advertising of $0.2 million, legal of $0.1 million, processing of $0.1 million, professional of $0.1 million, and printing/supplies of $0.1 million.  The decrease in OREO expense reflects a higher level of gains from sale of properties.  The decrease from the third quarter of 2016 primarily reflects lower OREO expense of $0.9 million and various other expenses, including, processing of $0.2 million, and telephone of $0.2 million.  For the first nine months of 2017, other expense decreased $3.6 million, or 15.3%, from the same period of 2016, primarily attributable to lower OREO expense of $2.5 million, FDIC insurance expense of $0.4 million, legal fees of $0.4 million, and telephone expense of $0.2 million.  All OREO expense categories (gain/loss on sale, carrying costs, and valuation adjustments) continue to improve as we liquidate our remaining properties.  Lower FDIC assessment factors have driven the reduction in FDIC insurance premiums.  Legal fees continue to decline as a result of lower support needed for problem asset resolutions.  The higher level of telephone expense reflected the running of dual circuits for the first half of 2017 as our new telephone system was implemented.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 77.21% for the third quarter of 2017 compared to 82.28% for the second quarter of 2017 and 85.92% for the third quarter of 2016.  For the first nine months of 2017, this ratio was 81.53% compared to 86.05% for the same period of 2016.

Income Taxes

We realized income tax expense of $2.5 million (35% effective rate) for the third quarter of 2017 compared to $1.6 million (30% effective rate) for the second quarter of 2017 and $1.4 million (33% effective rate) for the third quarter of 2016.  The lower effective tax rate for the second quarter of 2017 reflected income tax benefits realized in connection with stock based compensation awards.  For the first nine months of 2017, income tax expense totaled $5.5 million (34% effective rate) compared to $4.3 million (34% effective rate) for the comparable period of 2016.  Absent any other future discrete events, we anticipate our effective income tax rate to approximate 35%.

FINANCIAL CONDITION

Average earning assets were $2.466 billion for the third quarter of 2017, a decrease of $35.7 million, or 1.4%, from the second quarter of 2017, and an increase of $42.9 million, or 1.8%, over the fourth quarter of 2016.  The decline in earning assets compared to the second quarter 2017 was attributable to a decrease in our short-term investments, partially offset by growth in our loan portfolio. The increase in earning assets compared to the fourth quarter 2016 was primarily due to growth in the loan portfolio, partially offset by a decline in total investment securities. The decline in the level of our short-term investments (which consists primarily of overnight funds) during the third quarter was mostly attributable to the seasonality of our public fund deposits.

Investment Securities

In the third quarter of 2017, our average investment portfolio decreased $5.6 million, or 0.8%, from the second quarter of 2017 and decreased $17.6 million, or 2.5%, from the fourth quarter of 2016.  Securities in our investment portfolio represented 27.9% of our average earning assets in the third quarter of 2017, compared to 27.7% in the second quarter of 2017, and 29.1% in the fourth quarter of 2016.  Investment securities as a percent of average earning assets increased slightly compared to the second quarter of 2017, as the decline in average earning assets was greater relative to the decline in the investment portfolio. The decrease in the average balance of our investment portfolio compared to both prior periods primarily reflected a decrease in U.S. Treasury (“UST”) securities, partially offset by an increase in Ginnie Mae (“GNMA”) mortgage-backed securities. For the remainder of 2017, we will continue to closely monitor liquidity levels, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy.  L iquidity levels, including anticipated cash flow from the investment portfolio, will determine the extent to which investment cash flow will be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the third quarter of 2017, we purchased securities under both the AFS and HTM designations.  At September 30, 2017, $510.8 million, or 73.5%, of our investment portfolio was classified as AFS, and $184.3 million, or 26.5%, classified as HTM.

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

At September 30, 2017, there were 266 positions (combined AFS and HTM) with unrealized losses totaling $2.0 million. GNMA mortgage-backed securities, UST, and Small Business Administration (“SBA”) investments carry the full faith and credit guarantee of the U.S. Government, and are 0% risk-weighted assets for regulatory capital purposes.  SBA securities float monthly or quarterly to the prime rate and are uncapped. Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bureau (“FFCB”) are direct obligations of U.S. Government Agencies. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides further detail on investment securities with unrealized losses.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	58	$47,159	$579	13	$4,373	$63	71	$51,532	$642
UST	56	274,893	942	2	9,981	110	58	284,874	1,052
SBA	24	9,618	70	8	4,657	34	32	14,275	104
FHLB and FFCB	18	25,158	56	6	13,196	130	24	38,354	186
States and Political Subdivisions	67	23,534	24	14	5,129	32	81	28,663	56
Total	223	$380,362	$1,671	43	$37,336	$369	266	$417,698	$2,040

The average maturity of our total portfolio at September 30, 2017 was 1.87 years compared to 1.86 years and 1.85 years at June 30, 2017 and December 31, 2016, respectively.

Loans

Average loans increased $29.9 million, or 1.9% compared to the second quarter of 2017, and have grown $65.3 million, or 4.2% compared to the fourth quarter of 2016.  Increases over both prior periods reflected growth in all loan types except commercial loans and home equity loans.  We acquired three loan pools during the first nine months of 2017, including $18.3 million of adjustable rate residential loans in the first quarter, $16.4 million of fixed and adjustable commercial real estate loans in the second quarter, and $8.5 million of adjustable residential real estate loans in the third quarter.  The loans were individually reviewed and evaluated in accordance with our credit underwriting standards.

We continue to make minor modifications on some of our lending programs to try to mitigate the impact that consumer and business deleveraging has had on our portfolio. None of these changes involved lowering our credit standards. These programs, coupled with economic improvements in our anchor markets, have helped to increase overall production.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $12.5 million at September 30, 2017, a decrease of $3.4 million, or 21.3%, from June 30, 2017 and $6.6 million, or 34.6%, from December 31, 2016.  Nonaccrual loans totaled $6.6 million at September 30, 2017, a $1.4 million decrease from June 30, 2017 and a $2.0 million decrease from December 31, 2016.  The balance of OREO totaled $6.0 million at September 30, 2017, a decrease of $2.0 million from June 30, 2017 and $4.6 million from December 31, 2016.  Nonperforming assets represented 0.45% of total assets at September 30, 2017 compared to 0.57% at June 30, 2017 and 0.67% at December 31, 2016.

(Dollars in Thousands)	September 30, 2017	June 30, 2017	December 31, 2016
Nonaccruing Loans:
Commercial, Financial and Agricultural	$41	$455	$468
Real Estate - Construction	362	363	311
Real Estate - Commercial Mortgage	2,425	2,984	3,410
Real Estate - Residential	2,350	2,485	2,330
Real Estate - Home Equity	1,108	1,496	1,774
Consumer	272	183	240
Total Nonperforming Loans (“NPLs”)(1)	$6,558	$7,966	$8,533
Other Real Estate Owned	5,987	7,968	10,638
Total Nonperforming Assets (“NPAs”)	$12,545	$15,934	$19,171

Past Due Loans 30 – 89 Days	$5,687	$3,789	$6,438
Performing Troubled Debt Restructurings	$33,427	$35,436	$38,233

Nonperforming Loans/Loans	0.40%	0.49%	0.54%
Nonperforming Assets/Total Assets	0.45	0.57	0.67
Nonperforming Assets/Loans Plus OREO	0.76	0.97	1.21
Allowance/Nonperforming Loans	203.39%	166.23%	157.40%

(1)    Nonperforming TDRs are included in the NPL totals.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016
NPA Beginning Balance:	$15,934	$22,836	$19,171	$29,595
Change in Nonaccrual Loans:
Beginning Balance	7,966	8,214	8,533	10,305
Additions	2,440	2,844	8,555	9,120
Charge-Offs	(644)	(414)	(2,246)	(2,053)
Transferred to OREO	(261)	(832)	(1,043)	(3,011)
Paid Off/Payments	(1,534)	(529)	(2,927)	(1,892)
Restored to Accrual	(1,409)	(669)	(4,314)	(3,855)
Ending Balance	6,558	8,614	6,558	8,614

Change in OREO:
Beginning Balance	7,968	14,622	10,638	19,290
Additions	339	890	2,024	3,309
Valuation Write-downs	(350)	(397)	(1,118)	(1,910)
Sales	(1,970)	(2,377)	(5,291)	(7,951)
Other	-	-	(266)	-
Ending Balance	5,987	12,738	5,987	12,738
NPA Net Change	(3,389)	(1,484)	(6,626)	(8,243)
NPA Ending Balance	$12,545	$21,352	$12,545	$21,352

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016
TDR Beginning Balance:	$37,917	$37,539	$39,976	$38,321
Additions	341	17	643	1,128
Charge-Offs	(5)	(10)	(458)	(10)
Paid Off/Payments	(2,416)	(519)	(4,284)	(2,001)
Transferred to OREO	(85)	(179)	(125)	(590)
TDR Ending Balance(1)	$35,752	$36,848	$35,752	$36,848

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

The allowance for loan losses was $13.3 million at September 30, 2017 compared to $13.2 million at June 30, 2017 and $13.4 million at December 31, 2016.  The allowance for loan losses was 0.82% of outstanding loans and provided coverage of 203% of nonperforming loans at September 30, 2017 compared to 0.81% and 166%, respectively, at June 30, 2017 and 0.86% and 157%, respectively, at December 31, 2016.  We believe that the allowance for loan losses was adequate to absorb losses inherent in our loan portfolio at June 30, 2017.

Deposits

Average total deposits were $2.329 billion for the third quarter of 2017, a decrease of $44.3 million, or 1.9%, from the second quarter of 2017, and an increase of $22.2 million, or 1.0% over the fourth quarter of 2016.  The decline in average deposits compared to the second quarter of 2017 reflected lower public NOW account and certificates of deposit balances, partially offset by increases in all other deposit types. The increase over the fourth quarter 2016 reflects higher levels of noninterest bearing deposits, savings accounts, and money market accounts, partially offset by declines in public NOW accounts and certificates of deposit.  The seasonal inflows of public funds peaked in the first quarter of 2017 for this cycle, and are expected to decline into the fourth quarter of 2017.

Deposit levels remain strong, as the seasonal decline in public NOW accounts was partially offset by increases in all other non-maturity deposits during the quarter.  Although rates remain at historical lows and we have not adjusted our rate structure average core deposits grew year over year.  We continue to monitor our overall liquidity position and deposit rates as we believe that a prudent pricing discipline remains the key to managing our mix of deposits.

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

We test our balance sheet using varying interest rate shock scenarios to analyze our interest rate risk. Average interest rates are shocked by plus or minus 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determined are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over 12-month and 24-month periods, and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. Management also acknowledges that at this time, policy guidelines are exceeded in the down 100 bp shock scenario. To bring these metrics into compliance with our policy limits would require the bank to extend its asset duration considerably, which we do not believe is prudent given the current historically low interest environment.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
September 30, 2017	14.8%	10.9%	6.9%	3.3%	-8.1%
June 30,2017	12.5%	9.0%	5.6%	2.7%	-8.7%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
September 30, 2017	41.4%	31.0%	20.6%	10.9%	-13.0%
June 30,2017	41.3%	30.9%	20.7%	11.3%	-13.2%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact our interest margin, while a declining rate environment of 100bp will have a negative impact on our net interest margin. The 12-month Net Interest Income at Risk positions improved at the end of the third quarter of 2017 when compared to the prior quarter-end in all rate scenarios primarily due to declines in average negotiated rate deposits, which are our most rate sensitive deposits. The 24-month Net Income at Risk positions had minimal movement in either direction for the various shock scenarios.

All measures of net interest income at risk are within our prescribed policy limits with the exception of an instantaneous rate shock of -100 bp over both a 12-month and 24-month period, which were -8.1% and -13.0% compared to limits of -7.50% and -10.0%, respectively. These metrics remain out of compliance due to our limited ability to lower our deposits rates in response to a decline in market rates. To bring this metric into compliance with our policy limits in the down 100bp scenario would require the bank to extend its asset duration considerably, which we do not believe is prudent given the historically low interest rate environment.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
September 30, 2017	34.4%	27.3%	19.2%	10.6%	-21.7%
June 30,2017	35.1%	27.8%	19.6%	10.8%	-23.7%

At September 30, 2017, the economic value of equity in all rising rate scenarios versus the base case was slightly less favorable compared to the prior quarter, but more favorable in the falling rate scenario compared to the prior quarter, as average balances of our negotiated rate deposits declined .  The EVE in the rates down 100 bp scenario remains outside of the desired parameters as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to comparable discount benchmarks used to value them. To bring this metric into compliance with our policy limits in the down 100 bp scenario would require the bank to extend its asset duration considerably, which we do not believe is prudent given the historically low interest rate environment.

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

At September 30, 2017, we had the ability to generate $1.363 billion in additional liquidity through all of our available resources (this excludes $141 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, and the Board of Directors. At September 30, 2017, we believe the liquidity available to us was sufficient to meet our needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio was approximately 1.87 years, and at September 30, 2017, it had a net unrealized loss of $0.2 million in the available-for-sale portfolio.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $140.7 million during the third quarter of 2017 compared to an average net overnight funds sold position of $200.8 million in the second quarter of 2017 and $145.5 million in the fourth quarter of 2016. The decrease in net overnight funds compared to the second quarter of 2017 reflected growth in our loan portfolio and declines in public fund balances. The decrease in net overnight funds compared to the fourth quarter of 2016 primarily reflected higher levels of loan growth, partially offset by higher deposit balances, specifically noninterest bearing deposits and savings accounts.

We expect our capital expenditures will be approximately $5.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2017, advances from the FHLB totaled $14.2 million in outstanding debt consisting of 17 notes. During the first nine months of 2017, the Bank made FHLB advance payments totaling approximately $3.9 million, which included paying off two advances totaling $1.4 million, and one maturing advance of $0.6 million.  We did not obtain any new FHLB advances during the third quarter of 2017. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Late in the first quarter 2017, the remaining $3.0 million balance of this short-term facility was transferred to a long-term facility with a rate that floats to the prime rate.  During the third quarter 2017, $150,000 was been paid down, leaving a balance of $2.85 million.

Capital

Shareowners’ equity was $285.2 million at September 30, 2017, compared to $281.5 million at June 30, 2017 and $275.2 million at December 31, 2016.  Our leverage ratio was 10.48%, 10.20%, and 10.23%, respectively, for these periods.  Further, at September 30, 2017, our risk-adjusted capital ratio was 16.96% compared to 16.32% and 16.28% at June 30, 2017 and December 31, 2016, respectively.  Our common equity tier 1 ratio was 13.26% at September 30, 2017 compared to 12.72% and 12.61% at June 30, 2017 and December 31, 2016, respectively.  All of our capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards at September 30, 2017.

During the first nine months of 2017, shareowners’ equity increased $10.0 million, or 4.9%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $10.9 million, stock compensation accretion of $1.2 million, a $0.3 million net decrease in the unrealized loss on investment securities, and net adjustments totaling $0.5 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $2.9 million.

At September 30, 2017, our common stock had a book value of $16.73 per diluted share compared to $16.54 at June 30, 2017 and $16.23 at December 31, 2016.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which impact other comprehensive income.  At September 30, 2017, the net unrealized loss on investment securities available for sale was $0.2 million and the amount of our unfunded pension liability was $25.6 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock through February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  We have not repurchased any shares during 2017.  At September 30, 2017, we were authorized to repurchase up to 640,000 additional shares under the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

As of September 30, 2017, we had $467.0 million in commitments to extend credit and $4.7 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017			2016			2017			2016
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,638,578	$19,672	4.76%	$1,555,889	$18,216	4.66%	$1,611,117	$56,689	4.70%	$1,531,813	$54,590	4.76%
Taxable Securities(2)	588,518	2,150	1.45	606,606	1,632	1.07	593,579	5,832	1.31	576,790	4,591	1.03
Tax-Exempt Securities	98,463	407	1.65	89,241	327	1.47	99,059	1,217	1.64	91,399	984	1.44
Funds Sold	140,728	446	1.26	166,207	212	0.51	195,189	1,472	1.01	235,414	892	0.51
Total Earning Assets	2,466,287	22,675	3.65%	2,417,943	20,387	3.35%	2,498,944	65,210	3.49%	2,435,416	61,057	3.35%
Cash & Due From Banks	51,880			45,139			51,043			46,521
Allowance For Loan Losses	(13,542)			(14,052)			(13,547)			(14,102)
Other Assets	275,335			285,435			277,514			287,444
TOTAL ASSETS	$2,779,960			$2,734,465			$2,813,954			$2,755,279

Liabilities:
NOW Accounts	$755,620	$339	0.18%	$774,899	$78	0.04%	$813,858	$694	0.11%	$778,840	$214	0.04%
Money Market Accounts	262,486	80	0.12	258,183	30	0.05	261,118	172	0.09	255,885	89	0.05
Savings Accounts	327,675	40	0.05	297,172	37	0.05	320,634	118	0.05	288,740	107	0.05
Other Time Deposits	148,652	71	0.19	165,324	78	0.19	153,215	215	0.19	171,052	245	0.19
Total Interest Bearing Deposits	1,494,433	530	0.14	1,495,578	223	0.06	1,548,825	1,199	0.11	1,494,517	655	0.06
Short-Term Borrowings	9,920	15	0.59	12,162	43	1.39	10,552	77	0.97	44,147	91	0.28
Subordinated Notes Payable	52,887	420	3.11	52,887	341	2.52	52,887	1,203	3.00	56,683	1,071	2.48
Other Long-Term Borrowings	15,427	115	2.95	23,629	177	2.98	15,324	331	2.89	26,031	599	3.07
Total Interest Bearing Liabilities	1,572,667	1,080	0.28%	1,584,256	784	0.20%	1,627,588	2,810	0.24%	1,621,378	2,416	0.20%
Noninterest Bearing Deposits	834,729			793,163			820,843			780,167
Other Liabilities	87,268			79,639			83,683			75,603
TOTAL LIABILITIES	2,494,664			2,457,058			2,532,114			2,477,148

TOTAL SHAREOWNERS’ EQUITY	285,296			277,407			281,840			278,131

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,779,960			$2,734,465			$2,813,954			$2,755,279

Interest Rate Spread			3.37%			3.15%			3.25%			3.15%
Net Interest Income		$21,595			$19,603			$62,400			$58,641
Net Interest Margin(3)			3.48%			3.23%			3.34%			3.22%

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

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At September 30, 2017, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at September 30, 2017, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Date: November 2, 2017

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