Form 10-K
period 2017-12-31
CAPITAL CITY BANK GROUP INC
filed 2018-03-05
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

____________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $224,913,203 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2018
Common Stock, $0.01 par value per share	17,038,859

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2018, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.

ANNUAL REPORT FOR 2017 ON FORM 10-K

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

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 59 banking offices in Florida, Georgia, and Alabama operated by CCB. The majority of our revenue, approximately 88%, is derived from our Florida market areas while approximately 11% and 1% of our revenue is derived from our Georgia and Alabama market areas, respectively.

Below is a summary of our financial condition and results of operations for the past three years.  Our financial condition and results of operations are more fully discussed in our management discussion and analysis on page 32 and our consolidated financial statements on page 66.

Dollars in millions
Year Ended December 31,	Assets	Deposits	Shareowners’ Equity	Revenue(1)	Net Income
2017	$2,898.8	$2,469.9	$284.2	$138.7	$10.9
2016	$2,845.2	$2,412.3	$275.2	$134.8	$11.7
2015	$2,797.9	$2,302.8	$274.4	$133.7	$9.1
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

We had a total of 825 associates at March 1, 2018.  Item 6 contains other financial and statistical information about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital stock of CCB, our wholly owned banking subsidiary, which accounted for nearly 100% of consolidated assets at December 31, 2017, and approximately 100% of consolidated net income for the year ended December 31, 2017.  In addition to our banking subsidiary, CCB has three primary wholly owned subsidiaries, Capital City Trust Company, Capital City Banc Investments, Inc., and Capital City Services Company. The nature of these subsidiaries is provided below.

Operating Segment

We have one reportable segment with four principal services: Banking Services (CCB), Data Processing Services (Capital City Services Company), Trust and Asset Management Services (Capital City Trust Company), and Brokerage Services (Capital City Banc Investments, Inc.).  Revenues from each of these principal services for the year ended 2017 totaled approximately 93.6%, 0.5%, 3.6%, and 2.3% of our total revenue, respectively.  In 2016 and 2015, Banking Services (CCB) revenue was approximately 93.7% and 93.8% of our total revenue for each respective year.

Capital City Bank

CCB is a Florida-chartered full-service bank engaged in the commercial and retail banking business. Significant services offered by the Bank include:

•         Business Banking – We provide banking services to corporations and other business clients. Credit products are available for a wide variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as commercial leasing and letters of credit. We also provide treasury management services, and, through a marketing alliance with Elavon, Inc., merchant credit card transaction processing services.

•         Commercial Real Estate Lending – We provide a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers, and community development. Credit products are available to purchase land and build structures for business use and for investors who are developing residential or commercial property.

•         Residential Real Estate Lending – We provide products to help meet the home financing needs of consumers, including conventional permanent and construction/ permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products. We offer both fixed-rate and adjustable rate residential mortgage (ARM) loans. A portion of our loans originated are sold into the secondary market. We offer these products through its existing network of banking offices. We do not originate subprime residential real estate loans.

•         Retail Credit – We provide a full-range of loan products to meet the needs of consumers, including personal loans, automobile loans, boat/RV loans, home equity loans, and through a marketing alliance with ELAN, we offer credit card programs.

•         Institutional Banking – We provide banking services to meet the needs of state and local governments, public schools and colleges, charities, membership and not-for-profit associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of credit, and term loans.

•         Retail Banking – We provide a full-range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit services, safe deposit facilities, online banking, and mobile banking. Our clients can use Capital City Bank Direct, which offers a “live” call center between the hours of 8 a.m. to 6 p.m., Monday through Friday, and from 9 a.m. to 12 noon on Saturday. The call center can also be accessed via live chat through the internet between the hours of 7 a.m. to 10 p.m., Monday through Friday, and from 9 a.m. to 12 noon on Saturday. Capital City Bank Direct also offers an automated phone system offering 24-hour access to client deposit and loan account information and transfer of funds between linked accounts.  We are a member of the “Star”, “Plus” and “Presto” ATM Networks that permit banking clients to access cash at ATMs or “point-of-sale” merchants.

Capital City Trust Company

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB. The Trust Company provides asset management for individuals through agency, personal trust, IRA, and personal investment management accounts. Associations, endowments, and other nonprofit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian. The market value of trust assets under discretionary management exceeded $805.5  million as of December 31, 2017, with total assets under administration exceeding $869.9 million.

Capital City Banc Investments, Inc.

Capital City Banc Investments, Inc. formerly offered our customers access to retail investment products through INVEST Financial Corporation, a member of FINRA and SIPC. CCB recently entered into an agreement with LPL Financial pursuant to which retail investment products would be offered through LPL. LPL offers a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. Non-deposit investment and insurance products are: (i) not FDIC insured; (ii) not deposits, obligations, or guarantees by any bank; and (iii) subject to investment risk, including the possible loss of principal amount invested.  We are not an affiliate of LPL Financial.

Capital City Services Company

Until recently, Capital City Services Company (the “Services Company”) provided data processing services to financial institutions (including CCB), government agencies, and commercial clients located in North Florida and South Georgia.  The Services Company’s last remaining client discontinued services in the fourth quarter of 2017.

Underwriting Standards

One of our core goals is to support the communities in which we operate. We seek loans from within our primary market area, which is defined as the counties in which our banking offices are located.  We will also originate loans within our secondary market area, defined as counties adjacent to those in which we have banking offices.  There may also be occasions when we will have opportunities to make loans that are out of both the primary and secondary market areas, including participation loans. These loans are generally only approved if the applicant is known to us, underwriting is consistent with our criteria, and the applicant’s primary business is in or near our primary or secondary market area. Approval of all loans is subject to our policies and standards described in more detail below.

We have adopted comprehensive lending policies, underwriting standards and loan review procedures. Management and our Board of Directors reviews and approves these policies and procedures on a regular basis (at least annually).

Management has also implemented reporting systems designed to monitor loan originations, loan quality, concentrations of credit, loan delinquencies, nonperforming loans, and potential problem loans. Our management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans.  Specific segments of the portfolio are monitored and reported to our Board on a quarterly basis and we have strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards. We recognize that exceptions to the below-listed policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.

Residential Real Estate Loans

We originate 1-4 family, owner-occupied residential real estate loans in its Residential Real Estate line of business. Our policy is to underwrite these loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. We originate fixed-rate, adjustable-rate and variable- rate residential real estate loans. Over the past five years, the vast majority of residential loan originations have been fixed-rate loans which are sold in the secondary market on a non-recourse basis with related servicing rights (i.e., we generally do not service sold loans).  Adjustable rate mortgage (“ARM”) loans with an initial fixed interest rate period greater than five years are also sold in the secondary market on a non-recourse basis.

We also originate certain residential real estate loans throughout its banking office network that are generally not eligible for sale into the secondary market due to not meeting a specific secondary market underwriting requirement. This includes our variable rate 3/1 and 5/1 ARM loans which typically have a maximum term of 30 years and maximum LTV of 80%.

Residential real estate loans also include home equity lines of credit (“HELOCs”) and home equity loans. Our home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. Open-ended equity loans typically have an interest only 10-year draw period followed by a five year repayment period of 0.75% of principal balance monthly and balloon payment at maturity.  As of December 31, 2017, approximately 66% of our residential home equity loan portfolio consisted of first mortgages.  Interest rates may be fixed or adjustable.  Adjustable-rate loans are tied to the Prime Rate with a typical margin of 1.0% or more.

Commercial Loans

Our policy sets forth guidelines for debt service coverage ratios, LTV ratios and documentation standards. Commercial loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or other guarantees. We have established debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. The majority of our commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory.  Many of the loans in the commercial portfolio have variable interest rates tied to the Prime Rate or U.S. Treasury indices.

Commercial Real Estate Loans

We have adopted guidelines for debt service coverage ratios, LTV ratios and documentation standards for commercial real estate loans. These loans are primarily made based on identified cash flows of the borrower with consideration given to underlying real estate collateral and personal guarantees. Our policy establishes a maximum LTV specific to property type and minimum debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial real estate loans may be fixed or variable-rate loans with interest rates tied to the Prime Rate or U.S. Treasury indices. We require appraisals for loans in excess of $250,000 that are secured by real property.

Consumer Loans

Our consumer loan portfolio includes personal installment loans, direct and indirect automobile financing, and overdraft lines of credit. The majority of the consumer loan portfolio consists of indirect and direct automobile loans. The majority of our consumer loans are short-term and have fixed rates of interest that are priced based on current market interest rates and the financial strength of the borrower. Our policy establishes maximum debt-to-income ratios, minimum credit scores, and includes guidelines for verification of applicants’ income and receipt of credit reports.

Lending Limits and Extensions of Additional Credit

We have established an internal lending limit of $10.0 million for the total aggregate amount of credit that will be extended to a client and any related entities within its Board approved policies. This compares to our legal lending limit of approximately $81 million. In practice, we seek to maintain an internal lending limit of $10 million (aggregate exposure to one borrowing relationship) which we believe helps us maintain a well-diversified loan portfolio.

Loan Modification and Restructuring

In the normal course of business, we receive requests from our clients to renew, extend, refinance, or otherwise modify their current loan obligations. In most cases, this may be the result of a balloon maturity that is common in most commercial loan agreements, a request to refinance to obtain current market rates of interest, competitive reasons, or the conversion of a construction loan to a permanent financing structure at the completion or stabilization of the property. In these cases, the request is held to the normal underwriting standards and pricing strategies as any other loan request, whether new or renewal.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia).  In 13 of 19 markets in Florida and two of four markets in Georgia, we rank within the top four banks in terms of market share.  Furthermore, in the counties in which we operate, we maintain a 9.82% market share in the Florida counties and 5.57% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses.  While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average  The value of these markets stems from the fact they are stable and less competitive, secondary markets.  We strive to provide value added services to our clients by being not just their bank, but their banker.  This element of our strategy distinguishes Capital City Bank from our competitors.

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

Competition

We operate in a highly competitive environment, especially with respect to services and pricing. In addition, the banking business is experiencing enormous changes. Since January 1, 2009, over 500 financial institutions have failed in the U.S., including 85 in Georgia and 70 in Florida. Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions.  The market has stabilized since the downturn in 2008. In late 2016, the first de novo bank charter in Florida since 2009 was approved and opened for business in the third quarter of 2017. However, we expect consolidation to continue during 2018, substantially through traditional merger and acquisition activity. We believe that the larger financial institutions acquiring banks in our market areas are less familiar with the markets in which we operate and typically target a different client base. We believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks.

As a result, we expect to be able to effectively compete in our markets with larger financial institutions through providing superior customer service and leveraging our knowledge and experience in providing banking products and services in our market areas. Thus, a further reduction of the number of community banks could continue to enhance our competitive position and opportunities in many of our markets. However, larger financial institutions can benefit from economies of scale. Therefore, these larger institutions may be able to offer banking products and services at more competitive prices than us. Additionally, these larger financial institutions may offer financial products that we do not offer.

Our primary market area consists of 20 counties in Florida, four counties in Georgia, and one county in Alabama. In these markets, we compete against a wide range of banking and nonbanking institutions including banks, savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions. Most of Florida’s major banking concerns have a presence in Leon County, where our main office is located.  Our Leon County deposits totaled $967.2 million, or 39.2% of our consolidated deposits at December 31, 2017.

The table below depicts our market share percentage within each county, based on commercial bank deposits within the county.

	Market Share as of June 30,(1)
County	2017	2016	2015
Florida
Alachua	4.9%	4.9%	4.7%
Bradford	42.5%	46.1%	49.9%
Citrus	3.5%	3.5%	3.5%
Clay	2.2%	1.9%	1.9%
Dixie	22.1%	15.2%	15.8%
Gadsden	78.9%	77.7%	77.4%
Gilchrist	44.4%	46.8%	45.5%
Gulf	16.4%	15.5%	13.9%
Hernando	2.3%	2.1%	1.9%
Jefferson	21.9%	22.5%	21.9%
Leon	12.5%	13.9%	13.2%
Levy	28.3%	29.2%	27.1%
Madison	14.9%	14.2%	13.2%
Putnam	20.8%	21.3%	19.6%
St. Johns	0.7%	0.8%	0.8%
Suwannee	7.8%	7.6%	8.2%
Taylor	19.7%	18.0%	19.0%
Wakulla	14.2%	14.5%	14.8%
Washington	14.1%	14.2%	12.9%
Georgia
Bibb	3.2%	3.2%	3.4%
Grady	13.7%	13.4%	14.1%
Laurens	9.3%	9.3%	9.6%
Troup	5.9%	5.4%	6.1%
Alabama
Chambers	9.1%	9.2%	8.6%

(1) Obtained from the FDIC Summary of Deposits Report for the year indicated.

The following table sets forth the number of commercial banks and offices, including our offices and our competitor's offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	18	62
Bradford	3	3
Citrus	12	40
Clay	13	31
Dixie	3	4
Gadsden	2	3
Gilchrist	4	6
Gulf	3	4
Hernando	13	35
Jefferson	2	2
Leon	16	75
Levy	2	11
Madison	3	3
Pasco	20	99
Putnam	6	11
St. Johns	22	66
Suwannee	5	8
Taylor	3	4
Wakulla	4	4
Washington	6	6
Georgia
Bibb	12	43
Grady	5	7
Laurens	10	20
Troup	11	20
Alabama
Chambers	6	9

Data obtained from the FDIC June 30, 2017 Summary of Deposits Report.

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

Permitted Activities

The Gramm-Leach-Bliley Act modernized the U.S. banking system by: (i) allowing bank holding companies that qualify as “financial holding companies,” such as CCBG, to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Capital City Bank

Capital City Bank is a state-chartered commercial banking institution that is chartered by and headquartered in the State of Florida, and is subject to supervision and regulation by the Florida Office of Financial Regulation. The Florida Office of Financial Regulation supervises and regulates all areas of our operations including, without limitation, the making of loans, the issuance of securities, the conduct of our corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers. We are also a member bank of the Federal Reserve System, which makes our operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, our deposit accounts are insured by the FDIC up to the maximum extent permitted by law, and the FDIC has certain enforcement powers over us.

As a state-chartered bank in the State of Florida, we are empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of our clients. Various consumer laws and regulations also affect our operations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund.

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

Dividends

CCB is subject to legal limitations on the frequency and amount of dividends that can be paid to CCBG. The Federal Reserve may restrict the ability of CCB to pay dividends if such payments would constitute an unsafe or unsound banking practice. Additionally, as of January 1, 2018, financial institutions are being required to maintain a capital conservation buffer of at least 1.875% of risk-weighted assets in order to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. See “Capital Regulations,” below for additional details on this new capital requirement.

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

Insurance of Accounts and Other Assessments

Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor. We pay deposit insurance assessments to the Deposit Insurance Fund, which are determined through a risk-based assessment system.

Under the current system, deposit insurance assessments are based on a bank’s assessment base, which is defined as average total assets minus average tangible equity.  The FDIC assigns an institution to one of two categories based on asset size.  We fall into the Established Small Institution category.  This category has three sub categories based on supervisory ratings (its “CAMELS ratings”) designed to measure risk.  In determining the applicable assessment rate, the initial base assessment is determined based on the risk-based sub category into which the bank falls. The applicable sub category is determined based on the institution’s most recent supervisory and capital evaluations. The total base assessment rate is then determined by adjusting the initial base assessment rate by an unsecured debt adjustment and brokered deposit adjustment, if applicable, and the deposit insurance assessment is calculated by multiplying the bank’s assessment base by the total base assessment rate.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at a current annual rate of approximately five tenths of a basis point of its assessment base to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The Financing Corporation assessment rate is adjusted quarterly to reflect changes in the assessment base as determined from the quarterly Call Report submissions. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, or FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions With Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of CCB to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between CCB and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to CCB, as those prevailing for comparable nonaffiliated transactions. In addition, CCB generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as “10% Shareowners,” or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareowners or which is controlled by those executive officers, directors or 10% Shareowners, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed our unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which we are permitted to extend credit to executive officers.

Community Reinvestment Act

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in a merger or acquisition are reviewed in connection with the application to acquire ownership or control of shares or assets of a bank or to merge with another bank or bank holding company. An unsatisfactory record can substantially delay or block the transaction. We received a satisfactory rating on its most recent Community Reinvestment Act assessment.

Capital Regulations

The federal banking regulators have adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary banks based on the Basel III standards. Under these guidelines, assets and off-balance sheet items are assigned to specific risk categories each with designated risk weightings. The new risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Final rules implementing the capital adequacy guidelines became effective January 1, 2015 for community banks. These final rules represent a significant change to the prior general risk-based capital rules and are designed to substantially conform to the Basel III international standards.

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

Under the final rules, minimum requirements increased for both the quality and quantity of capital held by banking organizations. In this respect, the final rules implement strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel III framework, the rules include a new minimum ratio of Common Equity Tier 1 Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier 1 Capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 Capital to Risk-Weighted Assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). If a financial institution’s capital conservation buffer falls below the minimum, capital distributions and discretionary payments will be limited or prohibited based on the size of the institution’s buffer.  The types of payments subject to this limitation include dividends, share buybacks, discretionary payments on Tier 1 instruments, and discretionary bonus payments.

The new capital regulations may also impact the treatment of accumulated other comprehensive income (“AOCI”) for regulatory capital purposes. Under the new rules, AOCI generally flows through to regulatory capital, however, community banks and their holding companies may make a one-time irrevocable opt-out election to continue to treat AOCI the same as under the old regulations for regulatory capital purposes. This election was required to be made on the first call report or bank holding company annual report (on form FR Y-9C) filed after January 1, 2015. We made the opt-out election.  Additionally, the new rules also permit community banks with less than $15 billion in total assets to continue to count certain non-qualifying capital instruments issued prior to May 19, 2010 as Tier 1 capital, including trust preferred securities and cumulative perpetual preferred stock (subject to a limit of 25% of Tier 1 capital). However, non-qualifying capital instruments issued on or after May 19, 2010 do not qualify for Tier 1 capital treatment.

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

As of December 31, 2017, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

	Actual		Required For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Common Equity Tier 1 Capital:
CCBG	$234,477	13.42%	$78,648	4.50%	*	*
CCB	275,796	15.83%	78,418	4.50%	113,270	6.50%

Tier 1 Capital:
CCBG	$285,477	16.33%	$104,864	6.00%	*	*
CCB	275,796	15.83%	104,557	6.00%	139,410	8.00%

Total Capital:
CCBG	$298,784	17.10%	$139,819	8.00%	*	*
CCB	289,103	16.59%	139,410	8.00%	174,262	10.00%

Tier 1 Leverage:
CCBG	$285,477	10.47%	$109,082	4.00%	*	*
CCB	275,796	10.14%	108,764	4.00%	135,956	5.00%

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

Interstate Banking and Branching

The Bank Holding Company Act, amended by the Interstate Banking Act, provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of time, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act. Also, the Dodd-Frank Act, added deposit caps, which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state institutions, and the federal deposit caps apply only to initial entry acquisitions.

As a result of the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Florida law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, a bank with its headquarters outside the State of Florida may establish branches anywhere within the state.

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

Regulatory Enforcement Authority

Federal and state banking laws grant substantial regulatory authority and enforcement powers to federal and state banking regulators. This authority permits bank regulatory agencies to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for either violations of laws or regulations or for unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Federal Home Loan Bank System

CCB is a member of the Federal Home Loan Bank of Atlanta, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a quasi-reserve bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. Each FHLB makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

As a member of the FHLB of Atlanta, CCB is required to own capital stock in the FHLB in an amount at least equal to 0.09% (or 9 basis points), which is subject to annual adjustments, of CCB’s total assets at the end of each calendar year (up to a maximum of $15 million), plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. As of December 31, 2017, CCB was in compliance with this requirement.

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

Consumer Laws and Regulations

CCB is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Credit Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. CCB must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe harbor. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. The new TRID rules were further amended in 2017. These new loan forms may have the effect of lengthening the time it takes to approve mortgage loans in the short-term following implementation of the rule.

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

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, changes in the Fed Funds target interest rate, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, which may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The Federal Reserve’s policies are primarily influenced by its dual mandate of price stability and full employment, and to a lesser degree by short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future changes in monetary policy and the effect of such changes on our business and earnings in the future cannot be predicted.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation based on the laws of each state in which we operate.  We file a consolidated federal tax return with a fiscal year ending on December 31. On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act,” resulting in significant modifications to existing law. We completed the accounting for the effects of the new law during this period. Our financial statements for the year ended December 31, 2017, reflect certain effects of the new law, which includes a reduction in the corporate tax rate from 35% to 21%, as well as other changes. As a result of the changes to tax laws and tax rates under the Act, we incurred an increase in income tax expense during the year ended December 31, 2017, due to a write-down of our net deferred tax asset by $4.1 million in the fourth quarter of 2017 as a result of the reduction to the federal corporate income tax rate. While the new tax law negatively impacted earnings in the fourth quarter of 2017, the lower corporate tax rate is expected to be a significant ongoing benefit to us in future periods. Absent future discrete events, we anticipate that our effective tax in future periods will be approximately 24% due to a lower federal corporate income tax rate.

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

We originate commercial real estate loans, commercial loans, construction loans, vacant land loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, vacant land, and consumer loans may expose a lender to greater credit risk than traditional fixed-rate fully amortizing loans secured by single-family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real estate. In addition, these loan types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

•         Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on the borrower’s ability to either refinance the loan or timely sell the underlying property. As of December 31, 2017, commercial mortgage loans comprised approximately 32.3% of our total loan portfolio.

•         Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2017, commercial loans comprised approximately 13.2% of our total loan portfolio.

•         Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2017, construction loans comprised approximately 4.7% of our total loan portfolio.

•         Vacant Land Loans. Because vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. As of December 31, 2017, vacant land loans comprised approximately 3.2% of our total loan portfolio.

•         HELOCs. Our open-ended home equity loans have an interest-only draw period followed by a five-year repayment period of 0.75% of the principal balance monthly and a balloon payment at maturity. Upon the commencement of the repayment period, the monthly payment can increase significantly, thus, there is a heightened risk that the borrower will be unable to pay the increased payment. Further, these loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment may depend on the borrower’s ability to either refinance the loan or timely sell the underlying property.  As of December 31, 2017, HELOCs comprised approximately 13.8% of our total loan portfolio.

•         Consumer Loans. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. As of December 31, 2017, consumer loans comprised approximately 16.9% of our total loan portfolio, with indirect auto loans making up a majority of this portfolio at approximately 87% of the total balance.

The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as compared to fixed-rate fully amortizing single-family real estate loans). Loan defaults would likely increase our loan losses and nonperforming assets and could adversely affect our allowance for loan losses and our results of operations.

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

We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses or to alleviate problems caused by security breaches or viruses. Security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

Additionally, fraud losses related to debit and credit cards have risen in recent years due in large part to growing and evolving schemes to illegally use cards or steal consumer credit card information despite risk management practices employed by the debit and credit card industries. Many issuers of debit and credit cards have suffered significant losses in recent years due to the theft of cardholder data that has been illegally exploited for personal gain.

The potential for debit and credit card fraud against us or our clients and our third party service providers is a serious issue. Debit and credit card fraud is pervasive and the risks of cybercrime are complex and continue to evolve. In view of the recent high-profile retail data breaches involving client personal and financial information, the potential impact on us and any exposure to consumer losses and the cost of technology investments to improve security could cause losses to us or our clients, damage to our brand, and an increase in our costs.

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

As of December 31, 2017, our allowance for loan losses was $13.3 million, which represented approximately 0.80% of our total loans. We had $7.2 million in nonaccruing loans as of December 31, 2017. The allowance is based on management’s reasonable estimate and may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review our estimated losses on loans. Our regulators may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover all future loan losses and significant increases to the allowance may be required in the future if, for example, economic conditions worsen. A material increase in our allowance for loan losses would adversely impact our net income and capital in future periods, while having the effect of overstating our current period earnings.

We may incur significant costs associated with the ownership of real property as a result of foreclosures, which could reduce our net income.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate.

The amount that we, as a mortgagee, may realize after a foreclosure is dependent upon factors outside of our control, including, but not limited to:

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

•         governmental rules, regulations and fiscal policies; and

•         acts of God.

Certain expenditures associated with the ownership of real estate, including real estate taxes, insurance and maintenance costs, may adversely affect the income from the real estate. Furthermore, we may need to advance funds to continue to operate or to protect these assets. As a result, the cost of operating real property assets may exceed the rental income earned from such properties or we may be required to dispose of the real property at a loss.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. If we are unable to raise funds through deposits, borrowings, earnings and other sources, it could have a substantial negative effect on our liquidity.  In particular, a majority of our liabilities during 2017 were checking accounts and other liquid deposits, which are generally payable on demand or upon short notice. By comparison, a substantial majority of our assets were loans, which cannot generally be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts at the same time, regardless of the reason. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could also be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. If we are unable to maintain adequate liquidity, it could materially and adversely affect our business, results of operations or financial condition.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition for deposits, loans and other financial services in our market area from other banks and financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of our competitors are significantly larger than we are and have greater access to capital and other resources. Many of our competitors also have higher lending limits, more expansive branch networks, and offer a wider array of financial products and services. To a lesser extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer financial products and services on more favorable terms than we are able to. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities. As a result, these non-bank competitors have advantages over us in providing certain services. The effect of this competition may reduce or limit our margins or our market share and may adversely affect our results of operations and financial condition.

Risks Related to Regulation and Legislation

We are subject to extensive regulation, which could restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are subject to extensive regulation, supervision and examination by our regulators, including the Florida Office of Financial Regulation, the Federal Reserve, and the FDIC. Our compliance with these industry regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, lending and interest rates charged on loans, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. Many of these regulations are intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareowners. In addition to the regulations of the bank regulatory agencies, as a member of the Federal Home Loan Bank, we must also comply with applicable regulations of the Federal Housing Finance Agency and the Federal Home Loan Bank.

Our failure to comply with these laws and regulations, even if the failure follows good faith effort or results from a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition. Please refer to the Section entitled “Business – Regulatory Considerations” in this Report.

Legislative and administrative action may affect our business.

President Donald Trump and others in Congress called for substantial change to several regulations and policies, which may include the repeal of regulations implemented as a result of Dodd-Frank and comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, if any, we will not know whether in total we benefit from, or are negatively affected by, the changes.

The increased capital requirements may have an adverse effect on us.

In 2013, the Federal Reserve Board released its final rules which implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier 1 Capital (“CET1”) to Risk-Weighted Assets (“RWA”) of 4.5% and a CET1 conservation buffer of 2.5% of RWA (which will be phased in from 2016 through 2019) that apply to all supervised financial institutions. As of January 1, 2018, the CET1conservation buffer requirement was 1.875%, which requires us to hold additional CET1 capital in excess of the minimum required to meet the CET1 to RWA ratio requirement. The rule also, among other things, raised the minimum ratio of Tier 1 Capital to RWA from 4% to 6% and included a minimum leverage ratio of 4% for all banking organizations. The impact of the new capital rules requires us to maintain higher levels of capital, which we expect will lower our return on equity. Additionally, if our CET1 to RWA ratio does not exceed the minimum required plus the additional CET1 conservation buffer, we may be restricted in our ability to pay dividends or make other distributions of capital to our shareowners.

Compliance with the Consumer Financial Protection Bureau’s ability-to-repay rule safe-harbor could adversely impact our growth or profitability.

The Consumer Financial Protection Bureau issued a rule, effective as of January 10, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage at the time the loan is originated. Loans that satisfy the “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia.  As of December 31, 2017, approximately 70% of our loans included real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2017, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2017, approximately 32% and 33% of our $1.653 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 5% was secured by property under construction.

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

A large portion of our investment securities portfolio as of December 31, 2017 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/loss. Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity.

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

In 2017, our Board of Directors declared four quarterly cash dividends. Declarations of any future dividends will be contingent on our ability to earn sufficient profits and to remain well capitalized, including our ability to hold and generate sufficient capital to comply with the new CET1 conservation buffer requirement. In addition, due to our contractual obligations with the holders of our trust preferred securities, if we defer the payment of accrued interest owed to the holders of our trust preferred securities, we may not make dividend payments to our shareowners.

Further, under applicable statutes and regulations, CCB’s board of directors, after charging-off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare and pay dividends to CCBG of up to the aggregate net income of that period combined with the CCB’s retained net income for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net income which accrued prior to the preceding two years.  Additional state laws generally applicable to Florida corporations may also limit our ability to declare and pay dividends. Thus, our ability to fund future dividends may be restricted by state and federal laws and regulations.

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on the Nasdaq Global Select Market, there has historically been limited trading activity in our common stock.  The average daily trading volume of our common stock over the 12-month period ending December 31, 2017 was approximately 23,793 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

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

Our directors, executive officers, and principal shareowners beneficially owned approximately 33.5% of the outstanding shares of our common stock as of December 31, 2017.  Our principal shareowners include the Estate of Robert H. Smith, who was the brother of William G. Smith, Jr., our Chairman, President and Chief Executive Officer, which beneficially owns 15.5% of our shares.  William G. Smith, Jr. beneficially owns 20.9% of our shares.  In addition, 2S Partnership beneficially owns 6.2% of our shares, however, its shares were historically deemed to be beneficially owned by Messrs. Smith and Smith. Together, Mr. Smith and the Estate of Robert H. Smith beneficially own approximately 30.2% of our shares.

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

As of February 28, 2018, the Bank had 59 banking offices.  Of the 59 locations, the Bank leases the land, buildings, or both at six locations and owns the land and buildings at the remaining 53.

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

PART II

Item 5.        Market for the Registrant's Common Equity, Related Shareowner Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the Nasdaq Global Select Market under the symbol “CCBG.”  We had a total of 1,389 shareowners of record as of February 28, 2018.

The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash dividends declared for each quarter during the past two years.

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$26.01	$24.58	$22.39	$21.79	$23.15	$15.35	$15.96	$15.88
Low	22.21	19.60	17.68	19.22	14.29	13.32	13.16	12.83
Close	22.94	24.01	20.42	21.39	20.48	14.77	13.92	14.59
Cash dividends per share	0.07	0.07	0.05	0.05	0.05	0.04	0.04	0.04

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

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the Nasdaq Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2012 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Capital City Bank Group, Inc.	$100.00	$103.52	$137.54	$137.03	$184.80	$208.74
Nasdaq Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL $1B-$5B Bank Index	100.00	145.41	152.04	170.20	244.85	261.04

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2017	2016	2015	2014	2013
Interest Income	$86,930	$81,154	$79,658	$78,221	$82,152
Net Interest Income	82,982	77,965	76,351	74,641	77,736
Provision for Loan Losses	2,215	819	1,594	1,905	3,472
Noninterest Income(4)	51,746	53,681	54,091	52,536	55,111
Noninterest Expense	109,447	113,214	115,273	114,358	121,405
Net Income(5)	10,863	11,746	9,116	9,260	6,045

Per Common Share:
Basic Net Income	$0.64	$0.69	$0.53	$0.53	$0.35
Diluted Net Income	0.64	0.69	0.53	0.53	0.35
Cash Dividends Declared	0.24	0.17	0.13	0.09	-
Diluted Book Value	16.65	16.23	15.93	15.53	15.85

Performance Ratios:
Return on Average Assets	0.39%	0.43%	0.34%	0.36%	0.24%
Return on Average Equity	3.83	4.22	3.31	3.27	2.40
Net Interest Margin (FTE)	3.37	3.25	3.31	3.36	3.54
Noninterest Income as % of Operating Revenues	38.41	40.78	41.47	41.30	41.48
Efficiency Ratio	80.50	85.34	87.94	89.68	91.09

Asset Quality:
Allowance for Loan Losses	$13,307	$13,431	$13,953	$17,539	$23,095
Allowance for Loan Losses to Loans	0.80%	0.86%	0.93%	1.22%	1.65%
Nonperforming Assets	11,100	19,171	29,595	52,449	85,035
Nonperforming Assets to Assets	0.38	0.67	1.06	2.00	3.26
Nonperforming Assets to Loans plus OREO	0.67	1.21	1.94	3.55	5.87
Allowance to Nonperforming Loans	185.87	157.40	135.40	104.60	62.48
Net Charge-Offs to Average Loans	0.14	0.09	0.35	0.53	0.66

Capital Ratios:
Tier 1 Capital	16.33%	15.51%	16.42%	16.67%	16.56%
Total Capital	17.10	16.28	17.25	17.76	17.94
Common Equity Tier 1 Capital(1)	13.42	12.61	12.84	NA	NA
Tangible Common Equity(2)	7.09	6.90	6.99	7.38	7.58
Leverage	10.47	10.23	10.65	10.99	10.46
Equity to Assets	9.80	9.67	9.81	10.37	10.58
Dividend Pay-Out	37.50	24.64	24.53	16.98	NM

Averages for the Year:
Loans, Net of Unearned Income	$1,618,583	$1,542,232	$1,474,833	$1,414,000	$1,450,806
Earning Assets	2,502,231	2,432,392	2,324,854	2,237,623	2,213,686
Total Assets	2,816,096	2,752,309	2,659,317	2,564,176	2,568,662
Deposits	2,371,871	2,282,785	2,163,441	2,093,477	2,070,073
Shareowners’ Equity	283,404	278,335	275,144	283,079	251,427

Year-End Balances:
Loans, Net of Unearned Income	$1,658,309	$1,572,175	$1,503,907	$1,442,062	$1,399,669
Earning Assets	2,582,922	2,520,053	2,470,444	2,276,781	2,274,019
Total Assets	2,898,794	2,845,197	2,797,860	2,627,169	2,611,903
Deposits	2,469,877	2,412,286	2,302,849	2,146,794	2,136,248
Shareowners’ Equity	284,210	275,168	274,352	272,540	276,400

Other Data:
Basic Average Shares Outstanding	16,951,663	16,988,747	17,273,406	17,424,788	17,324,759
Diluted Average Shares Outstanding	17,012,637	17,061,186	17,318,184	17,488,020	17,399,355
Shareowners of Record(3)	1,389	1,489	1,559	1,589	1,651
Banking Locations(3)	59	60	61	63	63
Full-Time Equivalent Associates(3)	789	820	858	895	891

(1) Not applicable prior to January 1, 2015
(2) Tangible common equity ratio is a non-GAAP financial measure. For additional information, including a reconciliation to GAAP, refer to page 31
(3) As of record date. The record date is on or about March 1st of the following year.
(4) Includes $2.5 million gain from sale of trust preferred securities in 2016.
(5) For 2017, includes $4.1 million, or $0.24 per diluted share, income tax expense adjustment related to the Tax Cuts and Jobs Act of 2017.
NM - Not Meaningful

NON-GAAP FINANCIAL MEASURE

We present a tangible common equity ratio that removes the effect of goodwill that resulted from merger and acquisition activity. We believe this measure is useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry.  The GAAP to non-GAAP reconciliation for selected financial data and quarterly financial data is provided below.

Non-GAAP Reconciliation - Selected Financial Data

(Dollars in Thousands)		2017	2016	2015	2014	2013
TANGIBLE COMMON EQUITY RATIO
Shareowners' Equity (GAAP)		$284,210	$275,168	$274,352	$272,540	$276,400
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,843
Tangible Shareowners' Equity (non-GAAP)	A	199,399	190,357	189,541	187,729	191,557
Total Assets (GAAP)		2,898,794	2,845,197	2,797,860	2,627,169	2,611,903
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,843
Tangible Assets (non-GAAP)	B	$2,813,983	$2,760,386	$2,713,049	$2,542,358	$2,527,060
Tangible Common Equity Ratio (non-GAAP)	A/B	7.09%	6.90%	6.99%	7.38%	7.58%

Non-GAAP Reconciliation - Quarterly Financial Data

		2017				2016
(Dollars in Thousands)		Fourth	Third	Second	First	Fourth	Third	Second	First
TANGIBLE COMMON EQUITY RATIO
Shareowners' Equity (GAAP)		$284,210	$285,201	$281,513	$278,059	$275,168	$276,624	$274,824	$276,833
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	199,399	200,390	196,702	193,248	190,357	191,813	190,013	192,022
Total Assets (GAAP)		2,898,794	2,790,842	2,814,843	2,895,531	2,845,197	2,753,154	2,767,636	2,792,186
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,813,983	$2,706,031	$2,730,032	$2,810,720	$2,760,386	$2,668,343	$2,682,825	$2,707,375
Tangible Common Equity Ratio (non-GAAP)	A/B	7.09%	7.41%	7.21%	6.88%	6.90%	7.19%	7.08%	7.09%

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled “Business Overview,” “Executive Overview,” “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Fourth Quarter, 2017 Financial Results,” and “Accounting Policies.”  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2017 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

BUSINESS OVERVIEW

Our Business

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the “Bank”  or “CCB”).  We offer a broad array of products and services, including commercial and retail banking services, trust and asset management, and retail securities brokerage through a total of 59 banking offices located in Florida, Georgia, and Alabama.    Please see the section captioned “About Us” beginning on page 4 for more detailed information about our business.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon County, Florida), Gainesville (Alachua County, Florida), and Macon (Bibb County, Georgia).  In 13 of 19 markets in Florida and two of four markets in Georgia, we rank within the top four banks in terms of market share.  Furthermore, in the counties in which we operate, we maintain a 9.82% market share in the Florida counties and 5.57% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses.  While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average  The value of these markets stems from the fact they are stable and less competitive, secondary markets.  We strive to provide value added services to our clients by being not just their bank, but their banker.  This element of our strategy distinguishes Capital City Bank from our competitors.

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

EXECUTIVE OVERVIEW

In 2017, we realized marked improvement in our overall financial performance.  Results were driven by continued loan growth, a rising interest rate environment, improving credit costs, and a disciplined approach to managing expenses.  Our net interest margin increased 12 basis points aided by our asset-sensitive balance sheet and strong core deposit base.  Average deposit balances grew 3.9% in 2017, our fourth consecutive year of growth, and have grown approximately $300 million, or 15% since 2013.  In addition, noninterest expense declined for the seventh consecutive year and we have reduced annual expenses by $24 million since 2010.

For 2017, we realized net income of $10.9 million, or $0.64 per diluted share, compared to $11.7 million, or $0.69 per diluted share in 2016.  Net income in 2017 reflected a $4.1 million, or $0.24 per diluted share, income tax expense related to the tax reform act commonly known as Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017.

Net income in 2017 reflected higher net interest income of $5.0 million and a $3.8 million reduction in noninterest expense, partially offset by lower noninterest income of $1.9 million, a $1.4 million increase in loan loss provision, and a $6.3 million increase in income taxes ($4.1 million attributable to deferred tax re-measurement related to the Tax Act).

Below are summary highlights that impacted our performance for the year:

•         Significant improvement in operating leverage driven by margin expansion and expense reduction

•         Net interest income up $5.0 million, or 6.4%

•         Average loan growth of $76 million, or 5.0%

•         Noninterest expense down $3.8 million, or 3.3%

•         NPAs and classified assets down 42% and 33%, respectively

During 2017, we again realized meaningful re-composition in our earning asset mix as solid loan growth and increased deployment of liquidity into our investment portfolio drove a 6.4% increase in net interest income.  Loan growth in 2017 was broad based as we realized average annual growth in all categories except home equity.  Increased economic activity and new loan production in our metro markets drove a majority of the growth, however, activity in our smaller rural markets improved in 2017.

Total noninterest income declined $1.9 million, or 3.6%, from 2016, which was primarily attributable to a $2.5 million gain from the partial retirement of our trust preferred securities (“TRUPs”) in 2016.  Strong growth in wealth management and mortgage banking helped to offset the TRUPs gain contributing growth of 18% and 11%, respectively.  We continue to evaluate opportunities to enhance deposit fee and bank card revenues and gained momentum with these initiatives in 2017.

Noninterest expense decreased $3.8 million, or 3.3%, from 2016 as remaining cycle costs in our expense structure were removed, including other real estate expense, legal expense, and FDIC insurance expense.  Lower occupancy expense also contributed to the reduction in noninterest expense and reflected our continuing efforts to optimize our banking office structure and operational processes.

Our nonperforming and classified asset levels declined noticeably again in 2017 as evidenced by decreases of 42% and 33%, respectively.  We remain committed to our legacy of strong credit underwriting standards and continue to enhance our loan portfolio risk management practices which have resulted in net loan losses of 9 basis points and 14 basis points for 2016 and 2017, respectively.

We continue to focus on and implement strategic initiatives that enhance long-term shareowner value and believe we are well positioned to continue improving our operating leverage and returning to our historical norm of profitability.

Key components of our 2017 financial performance are summarized below:

Results of Operations

•         For 2017, taxable equivalent net interest income increased $5.2 million, or 6.6%, to $84.2 million driven by a positive shift in earning asset mix due to growth in the loan and investment portfolios, coupled with higher short-term interest rates, partially offset by a higher rate paid on negotiated rate deposits.  Our net interest margin of 3.37% in 2017 was 12 basis points higher than the 3.25% recorded in 2016, driven by a 14 basis point increase in the earning asset yield that was partially offset by a two basis point reduction in the cost of funds.

•         For 2017, the provision for loan losses was $2.2 million for 2017 compared to $0.8 million for 2016 with the increase attributable to a higher level of net loan charge-offs and growth in the loan portfolio.  The higher level of net loan charge-offs reflected a lower level of loan recoveries as 2016 was a very successful year for collecting on loan loss judgments.

•          For 2017, noninterest income totaled $51.7 million, a decrease of $1.9 million, or 3.6%, from 2016 attributable to lower other income of $2.7 million and deposit fees of $1.0 million, partially offset by higher wealth management fees of $1.2 million and mortgage banking fees of $0.6 million.  The decrease in other income was attributable to a $2.5 million gain from the partial retirement of our trust preferred securities in 2016.

•          For 2017, noninterest expense totaled $109.4 million, a decrease of $3.8 million, or 3.3%, from 2016 attributable to lower other expense of $3.2 million (primarily cycle-related costs: OREO of $2.5 million, legal of $0.4 million, and FDIC insurance of $0.4 million), occupancy expense of $0.5 million, and compensation expense of $0.1 million.

Financial Condition

•         Average assets totaled approximately $2.816 billion for 2017, an increase of $63.8 million, or 2.3%, over 2016.  Average earning assets were approximately $2.502 billion for 2017, an increase of $69.8 million, or 2.9% over 2016.     Year-over-year, average net overnight funds decreased $22.8 million, while investment securities increased $16.3 million and average gross loans were higher by $76.4 million.

•         Average gross loans totaled $1.619 billion in 2017, an increase of $76.4 million, or 5.0%, over 2016.  Loans as a percentage of average earning assets increased to 64.7% in 2017 compared to 63.4% in 2016.  Year-over-year, average balances in the loan portfolio experienced increases in all loan categories except home equity loans.  A portion of the increase compared to the prior year was due to strategic loan purchases of approximately $26.8 million in adjustable residential real estate loans and $16.4 million in fixed and adjustable rate commercial real estate loans.

•         Average total deposits for 2017 were $2.372 billion, an increase of $89.1 million, or 3.9%, over 2016 and reflected increases in all deposit types except certificates of deposit.  2017 was the fourth consecutive year that we have realized growth in our average deposit balances.

•          At December 31, 2017, our nonperforming assets (nonaccrual loans and OREO) totaled $11.1 million, a decrease of $8.1 million, or 42% from December 31, 2016.  Nonaccrual loans totaled $7.2 million at December 31, 2017, a $1.4 million decrease from December 31, 2016.  The balance of OREO totaled $3.9 million at December 31, 2017, a decrease of $6.7 million December 31, 2016.  We continued to make progress during 2017 in disposing of OREO properties totaling $7.5 million.  Nonperforming assets represented 0.38% of total assets at December 31, 2017 compared to 0.67% at December 31, 2016.

•          At December 31, 2017, the allowance for loan losses of $13.3 million was 0.80% of outstanding loans (net of overdrafts) and provided coverage of 186% of nonperforming loans compared to 0.86% and 157%, respectively, at December 31, 2016.  For 2017, our net loan charge-offs totaled $2.3 million, or 0.14%, of average loans, compared to $1.3 million, or 0.09%, for 2016 with the increase attributable to a lower level of loan recoveries in 2017.

•         Shareowners’ equity increased by $9.0 million from $275.2 million at December 31, 2016 to $284.2 million at December 31, 2017.  We continue to maintain a strong capital base as evidenced by a risk-based capital ratio of 17.10% and tangible common equity ratio of 7.09% at December 31, 2017 compared to 16.28% and 6.90%, respectively, at December 31, 2016.  During 2016, the repurchase of our common shares and the partial retirement of trust preferred securities unfavorably impacted these regulatory capital ratios by approximately 38 basis points and 50 basis points, respectively.  At December 31, 2017, all of our regulatory capital ratios exceeded the threshold to be well-capitalized.

RESULTS OF OPERATIONS

For 2017, we realized net income of $10.9 million, or $0.64 per diluted share, which included a $4.1 million, or $0.24 per diluted share, one-time income tax expense related to the Tax Act enacted on December 22, 2017, compared to net income of $11.7 million, or $0.69 per diluted share in 2016, and $9.1 million, or $0.53 per diluted share in 2015.

The decrease in net income for 2017 was attributable to higher income tax expense of $6.3 million primarily due to a discrete tax expense of $4.1 million related to the Tax Act.  Income before income taxes improved year over year and reflected higher net interest income of $5.0 million and a $3.8 million reduction in noninterest expense, partially offset by lower noninterest income of $1.9 million and a $1.4 million increase in the loan loss provision.

The increase in net income for 2016 was attributable to lower noninterest expense of $2.0 million, higher net interest income of $1.6 million, and a $0.8 million decrease in the loan loss provision, partially offset by higher income taxes of $1.4 million and lower noninterest income of $0.4 million.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands, Except Per Share Data)	2017	2016	2015
Interest Income	$86,930	$81,154	$79,658
Taxable Equivalent Adjustments	1,226	1,011	638
Total Interest Income (FTE)	88,156	82,165	80,296
Interest Expense	3,948	3,189	3,307
Net Interest Income (FTE)	84,208	78,976	76,989
Provision for Loan Losses	2,215	819	1,594
Taxable Equivalent Adjustments	1,226	1,011	638
Net Interest Income After Provision for Loan Losses	80,767	77,146	74,757
Noninterest Income	51,746	53,681	54,091
Noninterest Expense	109,447	113,214	115,273
Income Before Income Taxes	23,066	17,613	13,575
Income Tax Expense	12,203	5,867	4,459
Net Income	$10,863	$11,746	$9,116

Basic Net Income Per Share	$0.64	$0.69	$0.53
Diluted Net Income Per Share	$0.64	$0.69	$0.53

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

In 2017, our tax equivalent net interest income increased $5.2 million, or 6.6%. This follows increases of $2.0 million, or 2.6% and $1.9 million, or 2.5%, in 2016 and 2015, respectively. Increases over each subsequent year reflect growth in our loan and investment portfolios. In 2017, the increase also reflected favorable repricing of our adjustable and variable earning assets, partially offset by a slight increase in our negotiated rate deposits.

For 2017, taxable equivalent interest income increased $6.0 million, or 7.3%, over 2016.  In 2016, taxable equivalent interest income increased $1.9 million, or 2.3%, over 2015.  The increases in both comparisons were primarily due to higher balances in the loan and investment portfolios coupled with higher rates.

Interest expense increased $0.8 million, or 23.8%, from 2016 to 2017, and decreased $0.1 million, or 3.7%, from 2015 to 2016. The increase over the prior year primarily reflects increases to our negotiated rate deposits which are tied to an adjustable rate index. The decline from 2015 to 2016 was primarily attributable to lower interest expense on long-term debt which was paid off.  The cost of funds increased three basis points to 16 basis points in 2017 compared to 2016 primarily due to a higher cost of negotiated rate products. The lower cost of funds for 2016 compared to 2015 was primarily attributable to lower interest expense on long-term debt that was paid off.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased nine basis points in 2017 compared to 2016 and decreased seven basis points in 2016 compared to 2015. The increase in 2017 over the prior year reflects favorable repricing of our adjustable and variable rate earning assets, partially offset by an increase in our negotiated rate deposits. The decrease from 2016 to 2015 was primarily attributable to the adverse impact of lower rates on the loan portfolio, which more than offset the repricing of our deposit base.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) of 3.37% in 2017 was a 12 basis point increase over 2016. The net interest margin of 3.25% in 2016 was six basis points lower than the 3.31% in 2015.  In 2017, the yield on earning assets increased 15 basis points, partially offset by a three basis point increase in our cost of funds.  In 2016, the yield on earning assets declined seven basis points compared to 2015, as the adverse impact of loan portfolio repricing and lower fees was partially offset by a decline in the cost of funds of one basis point.

The Federal Open Market Committee (FOMC) increased the federal funds rate three times in 2017 to end the year with a target rate of 1.50%. These rate increases have positively affected our net interest income due to favorable repricing of our variable and adjustable rate earning assets.  Although these rate increases have also resulted in higher rates paid on our negotiated rate deposit products, we continue to monitor and manage our overall cost of funds. Despite highly competitive loan pricing across most markets, the yield of the overall loan portfolio has increased year-over-year.

Various loan strategies, which align with our overall risk appetite, continue to be reviewed and implemented to enhance our performance.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.

Table 2
AVERAGE BALANCES AND INTEREST RATES

	2017			2016			2015
	Average		Average	Average		Average	Average		Average
(Taxable Equivalent Basis - Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,618,583	$76,385	4.72%	$1,542,232	$73,417	4.76%	$1,474,833	$73,436	4.98%
Taxable Investment Securities	595,790	8,095	1.36	586,284	6,317	1.08	530,297	5,223	0.98
Tax-Exempt Investment Securities(2)	97,867	1,610	1.65	91,059	1,327	1.46	81,748	1,005	1.23
Funds Sold	189,991	2,066	1.09	212,817	1,104	0.52	237,976	632	0.27
Total Earning Assets	2,502,231	88,156	3.52%	2,432,392	82,165	3.38%	2,324,854	80,296	3.45%
Cash & Due From Banks	51,091			47,447			48,195
Allowance for Loan Losses	(13,541)			(14,080)			(15,876)
Other Assets	276,315			286,550			302,144
TOTAL ASSETS	$2,816,096			$2,752,309			$2,659,317

LIABILITIES
NOW Accounts	$805,861	$1,094	0.14%	$779,764	$292	0.04%	$747,297	$254	0.03%
Money Market Accounts	258,304	252	0.10	256,265	120	0.05	257,920	134	0.05
Savings Accounts	323,928	159	0.05	292,326	144	0.05	255,397	126	0.05
Time Deposits	151,301	284	0.19	168,741	323	0.19	186,944	430	0.23
Total Interest Bearing Deposits	1,539,394	1,789	0.12%	1,497,096	879	0.06%	1,447,558	944	0.07%
Short-Term Borrowings	9,927	82	0.82	36,762	148	0.40	58,481	59	0.10
Subordinated Notes Payable	52,887	1,634	3.05	55,729	1,434	2.53	62,887	1,368	2.14
Other Long-Term Borrowings	15,174	443	2.92	23,880	728	3.05	29,698	936	3.15
Total Interest Bearing Liabilities	1,617,382	3,948	0.25%	1,613,467	3,189	0.20%	1,598,624	3,307	0.21%
Noninterest Bearing Deposits	832,477			785,689			715,883
Other Liabilities	82,833			74,818			69,666
TOTAL LIABILITIES	2,532,692			2,473,974			2,384,173

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	283,404			278,335			275,144

TOTAL LIABILITIES & EQUITY	$2,816,096			$2,752,309			$2,659,317

Interest Rate Spread			3.27%			3.18%			3.25%
Net Interest Income		$84,208			$78,976			$76,989
Net Interest Margin(3)			3.37%			3.25%			3.31%

(1) Average balances include nonaccrual loans. Interest income includes loan fees of $0.7 million for 2017, $0.8 million for 2016, and $1.4 million for 2015.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3) Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)

	2017 vs. 2016				2016 vs. 2015
(Taxable Equivalent Basis - Dollars in Thousands)	Increase (Decrease) Due to Change In				Increase (Decrease) Due to Change In
	Total	Calendar(3)	Volume	Rate	Total	Calendar(3)	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$2,968	$(201)	$3,836	$(667)	$(19)	$201	$3,155	$(3,375)
Investment Securities:
Taxable	1,778	(14)	119	1,673	1,094	14	537	543
Tax-Exempt(2)	283	(3)	103	183	322	3	111	208
Funds Sold	962	(2)	(115)	1,079	472	2	(69)	539
Total	5,991	(220)	3,943	2,268	1,869	220	3,734	(2,085)

Interest Bearing Liabilities:
NOW Accounts	802	(1)	11	792	38	1	10	27
Money Market Accounts	132	-	1	131	(14)	-	(1)	(13)
Savings Accounts	15	-	16	(1)	18	-	18	-
Time Deposits	(39)	(1)	(32)	(6)	(107)	1	(43)	(65)
Short-Term Borrowings	(66)	-	(108)	42	89	-	(22)	111
Subordinated Notes Payable	200	(4)	(69)	273	66	4	(160)	222
Other Long-Term Borrowings	(285)	(3)	(262)	(20)	(208)	3	(186)	(25)
Total	759	(9)	(443)	1,211	(118)	9	(384)	257

Changes in Net Interest Income	$5,232	$(211)	$4,386	$1,057	$1,987	$211	$4,118	$(2,342)

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

Provision for Loan Losses

The provision for loan loss was $2.2 million for 2017 compared to $0.8 million for 2016 and $1.6 million in 2015.  The increase in 2017 reflected higher net loan charge-offs and growth in the loan portfolio. The decrease in 2016 reflected favorable problem loan migration and lower net loan losses which were partially offset by growth in the loan portfolio.  We discuss these trends in further detail below under Risk Element Assets and Allowance for Loan Losses.

Noninterest Income

For 2017, noninterest income totaled $51.7 million, a decrease of $1.9 million, or 3.6%, from 2016 attributable to lower other income of $2.7 million and deposit fees of $1.0 million, partially offset by higher wealth management fees of $1.2 million and mortgage banking fees of $0.6 million.  The decrease in other income was attributable to a $2.5 million gain from the partial retirement of our trust preferred securities in the second quarter of 2016.  Lower fees related to data processing services provided to third parties also contributed to the decrease and reflected the discontinuance of this line of business over the past two years with our last client discontinuing service in the fourth quarter of 2017.  The reduction in deposit fees reflected lower utilization of our overdraft service product.  Growth in assets under management as well as improved sales efforts have resulted in strong growth in wealth management fees.  Strong home sales in our markets and a growing market share of residential loan production have driven the improvement in mortgage banking fees.

For 2016, the $0.4 million, or 0.8%, decrease from 2015 was primarily attributable to lower deposit fees of $1.3 million and wealth management fees of $0.5 million, partially offset by higher other income of $0.8 million and mortgage banking fees of $0.6 million.  The decrease in deposit fees reflected lower utilization of our overdraft service product.  The reduction in wealth management fees generally reflected lower trading volume by our retail brokerage clients.  The favorable variance in other income primarily reflected a $2.5 million gain from the partial retirement of our TRUPs in 2016, partially offset by higher BOLI income of $1.7 million in 2015.  Strong home sales in our markets and further expansion into the Gainesville, Florida market drove the improvement in mortgage banking fees.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 38.41% in 2017, 40.78% in 2016, and 41.47% in 2015.  The decline in this metric over the last three years is partially attributable to growth in net interest income as a component of operating revenues.

The table below reflects the major components of noninterest income.

(Dollars in Thousands)	2017	2016	2015
Deposit Fees	$20,335	$21,332	$22,608
Bank Card Fees	11,191	11,221	11,278
Wealth Management Fees	8,284	7,029	7,533
Mortgage Banking Fees	5,754	5,192	4,539
Other	6,182	8,907	8,133
Total Noninterest Income	$51,746	$53,681	$54,091

Various significant components of noninterest income are discussed in more detail below.

Deposit Fees.  For 2017, deposit fees (service charge fees, insufficient fund/overdraft fees (“NSF/OD”), and business account analysis fees) totaled $20.3 million compared to $21.3 million in 2016 and $22.6 million in 2015.  The $1.0 million, or 4.7%, decrease in 2017 and the $1.3 million, or 5.6% decrease in 2016, were due to a lower level of NSF/OD fees attributable to a reduction in the number of accounts using our overdraft protection service and lower utilization by existing users reflecting improved financial management by our clients.

Bank Card Fees.  Bank card fees totaled $11.2 million in 2017 compared to $11.2 million in 2016 and $11.3 million in 2015.  This revenue stream has been impacted by the continuing trend of debit card accepting merchants steering card transactions to the lowest cost card processor, thus reducing our interchange share.  We have made progress in stabilizing bank card revenues over the past three years and continue to evaluate and execute on initiatives aimed at growing both debit card and credit card interchange revenues.

Wealth Management Fees.  Wealth management fees including both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $8.3 million in 2017 compared to $7.0 million in 2016 and $7.5 million in 2015.  The $1.3 million, or 17.9%, increase in 2017 reflected growth in assets under management attributable to both higher account valuations upon which fees are based and new account growth. The $0.5 million, or 6.7%, decrease in 2016 reflected lower transaction activity by our retail brokerage clients.  At December 31, 2017, total assets under management were approximately $1.418 billion compared to $1.192 billion at December 31, 2016 and $1.139 billion at December 31, 2015.

Mortgage Banking Fees.  Mortgage banking fees totaled $5.8 million in 2017 compared to $5.2 million in 2016 and $4.5 million in 2015.  The increases in both 2017 and 2016 reflected strong home sales in our markets and a growing market share of residential loan production.  Refinancing activity represented 11% of our loan production in 2017 compared to 20% and 18% for 2016 and 2015, respectively.  Market conditions, housing activity, the level of interest rates and the mix of our fixed-rate and variable rate production have significant impacts on our mortgage banking fees.

Other.  Other noninterest income totaled $6.2 million in 2017 compared to $8.9 million in 2016 and $8.1 million in 2015.  The decrease in 2017 was attributable to a $2.5 million gain from the partial retirement of our trust preferred securities in the second quarter of 2016.  Lower fees related to data processing services provided to third parties also contributed to the decrease and reflected the discontinuance of this line of business over the past two years with our last client discontinuing service in the fourth quarter of 2017.  The increase in 2016 reflected a $2.5 million gain from the partial retirement of our trust preferred securities, partially offset by higher BOLI income of $1.7 million in 2015.

Noninterest Expense

For 2017, noninterest expense totaled $109.4 million, a decrease of $3.8 million, or 3.3%, from 2016 attributable to lower other expense of $3.2 million (primarily OREO of $2.5 million, legal of $0.4 million, and FDIC insurance of $0.4 million), occupancy expense of $0.5 million, and compensation expense of $0.1 million.  All OREO expense categories (gain/loss on sale, carrying costs, and valuation adjustments) declined as we continued efforts to liquidate our remaining properties.  Legal and FDIC insurance expense declined as expected as these categories return closer to historical norm, post-recession.  The decrease in occupancy expense reflected our continuing efforts to optimize our banking office structure and operational processes.  The decrease in compensation expense reflected lower salary expense of $1.2 million, partially offset by higher associate benefit expense of $1.1 million.

For 2016, the $2.1 million, or 1.8%, decrease from 2015 reflected lower other expense of $2.2 million (primarily OREO of $1.3 million and FDIC insurance of $0.7 million) and compensation expense of $0.4 million, partially offset by higher occupancy expense of $0.5 million.  Lower carrying costs drove the reduction in OREO expense.  The reduction in FDIC insurance expense reflected improvement in our insurance premium.  The decrease in compensation reflected a higher level of deferred loan cost (which reduces salary expense), partially offset by higher associate benefit expense, primarily stock compensation expense.  The increase in occupancy expense was primarily due to higher depreciation expense reflective of technology investments in our banking offices and security infrastructure, and to a lesser extent higher maintenance costs for building and furniture/equipment.

Our operating efficiency ratio (expressed as noninterest expense as a percent of taxable equivalent net interest income plus noninterest income) was 80.50%, 85.34% and 87.94% in 2017, 2016 and 2015, respectively.  Improved operating leverage reflective of growth in net interest income as well as lower operating expenses has driven the improvement for all respective years.

Expense management is an important part of our culture and strategic focus and we will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

(Dollars in Thousands)	2017	2016	2015
Salaries	$46,421	$47,610	$48,263
Associate Benefits	18,456	17,374	17,151
Total Compensation	64,877	64,984	65,414

Premises	8,790	9,047	9,015
Equipment	9,047	9,249	8,723
Total Occupancy	17,837	18,296	17,738

Legal Fees	1,933	2,311	2,506
Professional Fees	3,689	3,424	3,788
Processing Services	6,253	6,471	6,540
Advertising	1,731	1,702	1,391
Travel and Entertainment	868	889	901
Printing and Supplies	631	710	825
Telephone	2,405	2,296	1,976
Postage	764	891	996
Insurance – Other	1,626	2,060	2,737
Other Real Estate, Net	1,135	3,649	4,971
Miscellaneous	5,698	5,531	5,490
Total Other Expense	26,733	29,934	32,121

Total Noninterest Expense	$109,447	$113,214	$115,273

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $64.9 million in 2017, $65.0 million in 2016, and $65.4 million in 2015.  For 2017, the $0.1 million, or 0.2%, decrease from 2016 reflected lower salary expense of $1.2 million partially offset by higher associate benefit expense of $1.1 million.  Continued headcount attrition drove the decline in salary expense and the increase in associate benefit expense reflected higher pension plan expense attributable to utilization of a lower discount rate for plan liabilities and to a lesser extent higher associate insurance expense and stock compensation expense.

For 2016, the $0.4 million, or 0.7%, decrease from 2015 was attributable to lower salary expense of $0.6 million, partially offset by higher associate benefit expense of $0.2 million.  The decrease in salary expense was attributable to higher deferred loan cost amortization (which is accounted for as a credit offset to salary expense).  The increase in associate benefit expense was primarily due to higher stock compensation expense tied to financial performance which improved in 2016.

Occupancy.  Occupancy expense (including premises and equipment) totaled $17.8 million for 2017, $18.3 million for 2016, and $17.7 million for 2015.  For 2017, the $0.5 million, or 2.5%, decrease from 2016 generally reflected our continuing efforts to optimize our banking office structure and operational processes.  For 2016, the $0.6 million, or 3.1%, increase was primarily due to higher depreciation expense related to technology investments in our banking offices and security infrastructure, and to a lesser extent higher maintenance costs for building and furniture/equipment.

Other.  Other noninterest expense totaled $26.7 million in 2017, $29.9 million in 2016, and $32.1 million in 2015.  For 2017, the $3.2 million, or 10.7%, decrease was primarily attributable to lower OREO expense of $2.5 million, FDIC insurance fees of $0.4 million, and legal fees of $0.4 million.  Lower valuation adjustments of $1.0 million, and net gains from the sale of properties of $1.4 million (higher gains of $0.6 million and lower losses of $0.8 million) drove the reduction in OREO expense.  The reduction in FDIC insurance reflected further reduction in our premium which we do not expect will decline further going forward.  Legal expense declined due to a lower level of support needed for problem loan resolutions.

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

Income Taxes

For 2017, we realized income tax expense of $12.2 million (53% effective rate) compared to $5.9 million (33% effective rate) for 2016 and $4.5 million (33% effective rate) for 2015.  Income tax expense for 2017 included a $0.3 million write-off of a deferred tax asset related to a cancelled stock award as well as income tax benefits of $0.2 million related to stock-based compensation awards.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  Among other things, the Tax Act reduces our corporate tax rate from 35% to 21% effective January 1, 2018.  As a result, we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled.  The recorded provisional adjustment in the amount of $4.1 million in the fourth quarter of 2017 reflected the re-measurement of our deferred tax inventory.  Excluding this discrete item, our effective tax rate was 36% for 2017.

Absent future discrete events, we anticipate that our effective tax will approximate 24% due to a lower federal tax rate related to the Tax Act.

FINANCIAL CONDITION

Average assets totaled approximately $2.816 billion for the year 2017, an increase of $63.8 million, or 2.3%, over 2016.  Average earning assets were approximately $2.502 billion for the year 2017, an increase of $69.8 million, or 2.9% over 2016.  Year-over-year, average overnight funds decreased $22.8 million, while investment securities increased $16.3 million and average gross loans were higher by $76.4 million.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our interest earning assets over the last three years.

Loans

In 2017, average loans increased $76.4 million, or 5.0%, compared to an increase of $67.4 million, or 4.6%, in 2016.  Loans as a percentage of average earning assets increased to 64.7% in 2017 compared to 63.4% in 2016 and 2015. Year-over-year average balances in the loan portfolio experienced increases in all loan categories except home equity loans.  A portion of the increase compared to the prior year was due to strategic loan purchases of approximately $26.8 million in adjustable residential real estate loans and $16.4 million in fixed and adjustable rate commercial real estate loans.

We continue to make minor modifications on some of our lending programs to try and mitigate the impact that consumer and business deleveraging has had on our portfolio.  These programs, coupled with economic improvements in our anchor markets and strategic loan purchases, have helped to increase overall loan growth.

We originate mortgage loans secured by 1-4 family residential properties through our Residential Real Estate line of business, a majority of which are fixed-rate loans that are sold into the secondary market to third party purchasers on a best efforts delivery basis with servicing released.  A majority of our adjustable rate loans are retained in our loan portfolio.

Table 4
SOURCES OF EARNING ASSET GROWTH

	2016 to	Percentage	Components of
	2017	Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2017	2016	2015
Loans:
Commercial, Financial, and Agricultural	$12,055	17.0%	8.8%	8.5%	6.8%
Real Estate – Construction	15,719	23.0	2.6	2.1	2.0
Real Estate – Commercial Mortgage	19,391	28.0	20.5	20.3	21.7
Real Estate – Residential	14,202	20.0	12.7	12.5	13.0
Real Estate – Home Equity	(4,286)	(6.0)	9.2	9.6	9.9
Consumer	19,270	28.0	10.9	10.4	10.1
Total Loans	$76,351	110.0%	64.7%	63.4%	63.5%

Investment Securities:
Taxable	$9,506	14.0%	23.8%	24.1%	22.8%
Tax-Exempt	6,808	10.0	3.9	3.8	3.5
Total Securities	16,314	24.0	27.7	27.9	26.3

Funds Sold	(22,826)	(34.0)	7.6	8.7	10.2

Total Earning Assets	$69,839	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio increased to 68.2% in 2017 from 67.6% in 2016.  The higher loan-to-deposit ratio reflects stronger growth in our average loan balances relative to the growth in average deposit balances.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5.  Table 6 arrays our total loan portfolio as of December 31, 2017, by maturity period.  As a percentage of the total portfolio, loans with fixed interest rates represented 37.2% as of December 31, 2017, compared to 35.7% on December 31, 2016. The higher ratio was primarily due to increases in fixed rate commercial mortgage and residential loans, partially offset by a decline in variable rate home equity lines of credit.

Table 5
LOANS BY CATEGORY

(Dollars in Thousands)	2017	2016	2015	2014	2013
Commercial, Financial and Agricultural	$218,166	$216,404	$179,816	$136,925	$126,607
Real Estate – Construction(1)	77,966	59,147	47,402	43,472	36,187
Real Estate – Commercial Mortgage	535,707	503,978	499,813	510,120	533,871
Real Estate – Residential(1)	316,723	291,691	301,299	304,781	315,582
Real Estate – Home Equity	229,513	236,512	233,901	229,572	227,922
Consumer	280,234	264,443	241,676	217,192	159,500
Total Loans, Net of Unearned Income	$1,658,309	$1,572,175	$1,503,907	$1,442,062	$1,399,669

(1) Includes loans held for sale

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$57,022	$130,437	$30,708	$218,167
Real Estate – Construction	60,829	4,203	12,934	77,966
Real Estate – Commercial Mortgage	46,393	81,353	407,961	535,707
Real Estate – Residential	20,631	26,595	269,497	316,723
Real Estate – Home Equity	4,445	50,516	174,551	229,512
Consumer(1)	11,910	245,760	22,564	280,234
Total	$201,230	$538,864	$918,215	$1,658,309

Loans with Fixed Rates	$98,624	$410,320	$107,330	$616,274
Loans with Floating or Adjustable Rates	102,606	128,544	810,885	1,042,035
Total	$201,230	$538,864	$918,215	$1,658,309

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

Nonperforming assets (nonaccrual loans and OREO) totaled $11.1 million at December 31, 2017 compared to $19.2 million at December 31, 2016.  Nonaccrual loans totaled $7.2 million at December 31, 2017, a $1.4 million decrease from December 31, 2016.  Nonaccrual loan additions totaled $14.1 million for 2017 compared to $13.1 million for 2016.  The balance of OREO totaled $3.9 million at December 31, 2017, a decrease of $6.7 million December 31, 2016.  For 2017, we disposed of properties totaling $7.5 million compared to $10.3 million in 2016.  Nonperforming assets represented 0.38% of total assets at December 31, 2017 compared to 0.67% at December 31, 2016.

Table 7
RISK ELEMENT ASSETS

(Dollars in Thousands)	2017	2016	2015	2014	2013
Nonaccruing Loans:
Commercial, Financial and Agricultural	$629	$468	$96	$507	$188
Real Estate – Construction	298	311	97	424	426
Real Estate – Commercial Mortgage	2,370	3,410	4,191	5,806	25,227
Real Estate – Residential	1,938	2,330	4,739	6,737	6,440
Real Estate – Home Equity	1,748	1,774	1,017	2,544	4,084
Consumer	176	240	165	751	599
Total Nonperforming Loans (“NPLs”)(1)	$7,159	$8,533	$10,305	$16,769	$36,964
Other Real Estate Owned	3,941	10,638	19,290	35,680	48,071
Total Nonperforming Assets (“NPAs”)	$11,100	$19,171	$29,595	$52,449	$85,035
Past Due Loans 30 – 89 Days	$4,579	$6,438	$5,775	$6,792	$7,746
Performing Troubled Debt Restructurings	$32,164	$38,233	$35,634	$44,409	$44,764

Nonperforming Loans/Loans	0.43%	0.54%	0.69%	1.16%	2.64%
Nonperforming Assets/Total Assets	0.38	0.67	1.06	2.00	3.26
Nonperforming Assets/Loans Plus OREO	0.67	1.21	1.94	3.55	5.87
Allowance/Nonperforming Loans	185.87%	157.40%	135.40%	104.60%	62.48%

(1) Nonaccrual TDRs totaling $2.3 million, $1.7 million, and $2.7 million are included in nonaccrual/NPL totals for
December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Table 8
NONPERFORMING ASSET ACTIVITY

(Dollars in Thousands)	2017	2016
NPA Beginning Balance:	$19,171	$29,595
Change in Nonaccrual Loans:
Beginning Balance	8,533	10,305
Additions	14,122	13,065
Charge-Offs	(2,912)	(2,783)
Transferred to OREO	(1,402)	(3,718)
Paid Off/Payments	(4,440)	(3,153)
Restored to Accrual	(6,742)	(5,183)
Ending Balance	7,159	8,533

Change in OREO:
Beginning Balance	10,638	19,290
Additions(1)	2,384	4,016
Valuation Write-downs	(1,318)	(2,363)
Sales	(7,496)	(10,305)
Other	(267)	-
Ending Balance	3,941	10,638

NPA Net Change	(8,071)	(10,424)
NPA Ending Balance	$11,100	$19,171

(1) The difference in OREO additions and nonaccrual loans transferred to OREO represents loans migrating to OREO status that were not in a nonaccrual status in prior period.

Nonaccrual Loans.  Nonaccrual loans totaled $7.2 million at December 31, 2017, a decrease of $1.4 million from December 31, 2016.  Gross additions to nonaccrual status during 2017 totaled $14.1 million compared to $13.1 million in 2016.  The commercial real estate and residential real estate categories realized the largest declines.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or management deems the collectability of the principal and interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.  If interest on our loans classified as nonaccrual during 2017 had been recognized on a fully accruing basis, we would have recorded an additional $0.5 million of interest income for the year ended December 31, 2017.

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

OREO totaled $3.9 million at December 31, 2017 versus $10.6 million at December 31, 2016.  During 2017, we added properties totaling $2.4 million, sold properties totaling $7.5 million, recorded valuation adjustments totaling $1.3 million, and miscellaneous adjustments totaling $0.3 million.  For 2016, we added properties totaling $4.0 million and partially or completely liquidated properties totaling $10.3 million.  Revaluation adjustments for OREO properties during 2016 totaled $2.4 million and were charged to noninterest expense when realized.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2017	2016
Lots/Land	$2,435	$7,052
Residential 1-4	187	1,035
Commercial Building	450	1,551
Other	869	1,000
Total OREO	$3,941	$10,638

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

Loans classified as TDRs at December 31, 2017 totaled $34.5 million compared to $40.0 million at December 31, 2016.  Accruing TDRs made up approximately $32.2 million, or 93%, of our TDR portfolio at December 31, 2017 of which $0.9 million was over 30 days past due.  The weighted average rate for the loans within the accruing TDR portfolio was 5.2%.  During 2017, we modified 9 loan contracts totaling approximately $0.6 million.  Our TDR default rate (default balance as a percentage of average TDRs) in 2016 and 2017 was 4% and 7%, respectively.

The composition of our TDR portfolio as of December 31 is provided in the table below.

	2017		2016
(Dollars in Thousands)	Accruing	Nonaccruing(1)	Accruing	Nonaccruing(1)
Commercial, Financial and Agricultural	$822	$-	$772	$40
Real Estate – Construction	64	-	-	-
Real Estate – Commercial Mortgage	17,058	1,636	20,673	1,259
Real Estate – Residential	11,666	503	13,969	444
Real Estate – Home Equity	2,441	186	2,647	-
Consumer	113	-	172	-
Total TDRs	$32,164	$2,325	$38,233	$1,743

(1) Nonaccruing TDRs are included in nonaccrual/NPL totals and NPA/NPL ratio calculations.

Activity within our TDR portfolio is provided in the table below.

(Dollars in Thousands)	2017	2016
TDR Beginning Balance:	$39,976	$38,321
Additions	643	5,808
Charge-Offs	(529)	(64)
Paid Off/Payments	(5,476)	(2,735)
Removal Due to Change in TDR Status	-	(710)
Transferred to OREO	(125)	(644)
TDR Ending Balance	$34,489	$39,976

Past Due Loans.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due.  Past due loans at December 31, 2017 totaled $4.6 million compared to $6.4 million at December 31, 2016.

Potential Problem Loans.  Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms.  At December 31, 2017, we had $1.9 million in loans of this type which are not included in either of the nonaccrual, TDR or 90 day past due loan categories compared to $2.0 million at December 31, 2016.  Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations.  Loan concentrations exist when there are amounts loaned to multiple borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans.  Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of the loan portfolio has historically been secured with real estate, approximately 70% at December 31, 2017 and 69% at December 31, 2016.  The primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At December 31, 2017, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 32.3% and 32.9%, respectively, of the total loan portfolio.

The following table summarizes our real estate loan portfolio as segregated by the type of property.  Property type concentrations are stated as a percentage of December 31st total real estate loans.

	2017		2016
	Investor Real Estate	Owner Occupied Real Estate	Investor Real Estate	Owner Occupied Real Estate
Vacant Land, Construction, and Land Development	11.2%	-	10.7%	-
Improved Property	23.6	65.2%	22.2	67.1%
Total Real Estate Loans	34.8%	65.2%	32.9%	67.1%

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-collection than certain segments of the investor category.  Approximately 68% of the land/construction category was secured by residential real estate at December 31, 2017.

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

The second component is a general reserve on all loans other than those identified as impaired.  General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction, residential 1-4 family, home equity, and consumer.  General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk ratings that are adjusted for various internal and external risk factors unique to each loan pool.

Table 9 analyzes the activity in the allowance over the past five years.

For 2017, our net loan charge-offs totaled $2.3 million, or 0.14%, of average loans, compared to $1.3 million, or 0.09%, for 2016, and $5.2 million, or 0.35%, for 2015.  The increase in 2017 was attributable to a lower level of loan recoveries.  The decrease in 2016 was attributable to both a lower level of gross loan charge-offs and a higher level of loan recoveries as we were very successful during 2016 in our collection efforts for judgments obtained during the last economic recession.  At December 31, 2017, the allowance for loan losses of $13.3 million was 0.80% of outstanding loans (net of overdrafts) and provided coverage of 186% of nonperforming loans compared to 0.86% and 157%, respectively, at December 31, 2016, and 0.93% and 135%, respectively, at December 31, 2015.

Table 10 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years.

The slight decrease in the allowance for loan losses from December 31, 2016 to December 31, 2017 was primarily attributable to a decline in general reserves which reflected favorable problem loan migration and improving risk factors within the loan portfolio.  The reduction in the allowance for loan losses from December 31, 2015 to December 31, 2016 was primarily attributable to a decline in impaired loan reserves and reflected slower inflow and successful resolutions, as well as lower loss content.  Since 2015, growth in the loan portfolio and related general reserves partially offset the aforementioned reductions due to favorable problem loan migration.  It is management’s opinion that the allowance at December 31, 2017 is adequate to absorb probable losses inherent in the loan portfolio.

Table 9
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)	2017		2016		2015		2014		2013
Balance at Beginning of Year	$13,431		$13,953		$17,539		$23,095		$29,167
Charge-Offs:
Commercial, Financial and Agricultural	1,357		861		1,029		871		748
Real Estate – Construction	-		-		-		28		1,070
Real Estate – Commercial	685		349		1,250		3,788		3,651
Real Estate – Residential	411		899		1,852		2,160		3,835
Real Estate – Home Equity	190		450		1,403		1,379		1,159
Consumer	2,193		2,127		1,901		1,820		1,751
Total Charge-Offs	4,836		4,686		7,435		10,046		12,214

Recoveries:
Commercial, Financial and Agricultural	313		337		239		214		209
Real Estate – Construction	50		-		-		9		1
Real Estate – Commercial	174		408		183		468		363
Real Estate – Residential	616		1,231		705		752		838
Real Estate – Home Equity	219		409		136		141		294
Consumer	1,125		960		992		1,001		965
Total Recoveries	2,497		3,345		2,255		2,585		2,670

Net Charge-Offs	2,339		1,341		5,180		7,461		9,544

Provision for Loan Losses	2,215		819		1,594		1,905		3,472

Balance at End of Year	$13,307		$13,431		$13,953		$17,539		$23,095

Ratio of Net Charge-Offs to Average Loans Outstanding	0.14%		0.09%		0.35%		0.53%		0.66%

Allowance for Loan Losses as a Percent of Loans at End of Year	0.80%		0.86%		0.93%		1.22%		1.65%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	5.69	x	10.02	x	2.69	x	2.35	x	2.42	x

Table 10
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2017		2016		2015		2014		2013
(Dollars in Thousands)	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans
Commercial, Financial and Agricultural	$1,191	13.2%	$1,198	13.8%	$905	12.0%	$784	9.5%	$699	9.0%
Real Estate:
Construction	122	4.7	168	3.7	101	3.1	843	3.0	1,580	2.6
Commercial	4,346	32.3	4,315	32.1	4,498	33.2	5,287	35.4	7,710	38.1
Residential	3,206	19.1	3,445	18.6	4,409	20.0	6,520	21.1	9,073	22.6
Home Equity	2,506	13.8	2,297	15.0	2,473	15.6	2,882	15.9	3,051	16.3
Consumer	1,936	16.9	2,008	16.8	1,567	16.1	1,223	15.1	982	11.4
Not Allocated	-	-	-	-	-	-	-	-	-	-

Total	$13,307	100.0%	$13,431	100.0%	$13,953	100.0%	$17,539	100.0%	$23,095	100.0%

Investment Securities

In 2017, our average investment portfolio increased $16.3 million, or 2.4%, from 2016 and increased $65.3 million, or 10.7%, from 2015 to 2016.  As a percentage of average earning assets, the investment portfolio represented 27.7% in 2017, compared to 27.8% in 2016.  In both 2016 and 2017, we strategically grew the portfolio to better deploy our liquidity. In 2018, we will continue to closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy. A relatively short duration investment portfolio offers the flexibility to provide additional liquidity from maturing bonds, if necessary.

In 2017, average taxable investments increased $9.5 million, or 1.6%, while tax-exempt investments increased $6.8 million, or 7.5%.  Both taxable and non-taxable investments increased as part of our overall investment strategy in 2017. High quality, short-term taxable and non-taxable bonds offered attractive yields during the year, resulting in favorable repricing in the investment portfolio. At December 31, 2017, municipal securities (taxable and non-taxable) comprised 13.1% of the portfolio. Management will continue to purchase municipal issues as they become available and when it considers the yield to be attractive given the lower federal tax rate related to the recent Tax Act.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”).  In 2016 and 2017, securities were purchased under both the AFS and HTM designations. At December 31, 2017, $480.9 million, or 68.9% of the investment portfolio was classified as AFS, with the remaining $216.7 million, or 31.1%, classified as HTM. At December 31, 2016, the AFS and HTM portfolio comprised 74.7% and 25.3%, respectively.  Table 11 provides the composition of our investment securities portfolio.

Table 11

INVESTMENT SECURITES COMPOSITION

	2017		2016		2015
(Dollars in Thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for Sale
U.S. Government Treasury	$235,341	33.7%	$286,278	40.9%	$250,346	39.2%
U.S. Government Agency	144,644	20.7	131,640	18.8	101,824	15.9
States and Political Subdivisions	91,157	13.1	94,839	13.5	88,362	13.8
Mortgage-Backed Securities	1,185	0.2	1,430	0.2	1,901	0.3
Equity Securities	8,584	1.2	8,547	1.2	8,595	1.3
Total	480,911	68.9	522,734	74.7	451,028	70.6

Held to Maturity
U.S. Government Treasury	98,256	14.1	119,131	17.0	134,554	21.1
U.S. Government Agency	-	-	-	-	10,043	1.6
States and Political Subdivisions	6,996	1.0	8,175	1.2	15,693	2.5
Mortgage-Backed Securities	111,427	16.0	50,059	7.2	27,602	4.3
Total	216,679	31.1	177,365	25.3	187,892	29.4

Total Investment Securities	$697,590	100%	$700,099	100%	$638,920	100%

At acquisition, the classification of the security will be determined based on how the purchase will affect our asset/liability strategy and future business plans and opportunities.  Such decisions will be weighed against multiple factors, including regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs.  Securities in the AFS portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity.  Securities that are HTM are those acquired or owned with the intent of holding them to maturity (final payment date).  HTM investments are measured at amortized cost.  It is neither management’s current intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

At December 31, 2017, there were 532 positions (combined AFS and HTM) with unrealized losses totaling $4.6 million.  Ginnie Mae mortgage-backed securities, U.S. Treasuries, and SBA securities carry the full faith and credit guarantee of the U.S. Government, and are 0% risk-weighted assets.  SBA securities float monthly or quarterly with the prime rate and are uncapped. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides a break-down of our unrealized losses by security type.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	70	$56,032	469	46	$30,216	$743	116	$86,248	$1,212
UST	47	233,304	1,261	20	94,839	1,344	67	328,143	2,605
SBA	40	33,324	108	3	1,335	2	43	34,659	110
FHLB and FFCB	7	12,413	42	16	24,422	255	23	36,835	297
States and Political Subdivisions	268	89,954	361	15	5,549	58	283	95,503	419
Total	432	$425,027	$2,241	100	$156,361	$2,402	532	$581,388	$4,643

The average maturity of the total portfolio at December 31, 2017 was 1.96 years compared to 1.85 years at December 31, 2016.  Balances of SBA and GNMA securities increased compared to the prior year, and were partially offset by declines in U.S. Treasuries and municipal bonds.  The average life of the investment portfolio increased slightly as GNMAs purchased had longer average lives than the existing portfolio.  We continue to look for prudent investments in relatively short-duration, high quality bonds, in addition to CRA eligible securities within our footprint and policy guidelines.  See Table 12 for a break-down of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2017 was 1.68% versus 1.22% in 2016.  This favorable yield reflects the reinvestment of proceeds at higher market rates during 2017.  Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any state, municipality, political subdivision or any other issuer that exceed 10% of our shareowners’ equity at December 31, 2017.

Table 12 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield at December 31.

Table 12
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within 1 year		1 - 5 years		5 - 10 years		After 10 years		Total
(Dollars in Thousands)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)
Available for Sale
U.S. Government Treasury	$41,168	1.12%	$194,173	1.38%	$-	-%	$-	-%	$235,341	1.33%
U.S. Government Agency	20,261	1.49	124,383	2.30	-	-	-	-	144,644	2.19
States and Political Subdivisions	48,865	1.48	42,292	1.82	-	-	-	-	91,157	1.64
Mortgage-Backed Securities(1)	58	2.67	545	4.81	582	5.05	-	-	1,185	4.82
Other Securities(2)	-	-	-	-	-	-	8,584	5.32	8,584	5.32
Total	$110,352	1.34%	$361,393	1.76%	$582	5.05%	$8,584	5.32%	$480,911	1.72%

Held to Maturity
U.S. Government Treasury	$63,115	1.12%	$35,141	1.47%	$-	-%	$-	-%	$98,256	1.25%
States and Political Subdivisions	266	1.92	6,730	1.92	-	-	-	-	6,996	1.92
Mortgage-Backed Securities(1)	382	1.17	108,670	1.83	2,375	2.48	-	-	111,427	1.84
Total	$63,763	1.13%	$150,541	1.75%	$2,375	2.48%	$-	-%	$216,679	1.57%

Total Investment Securities	$174,115	1.26%	$511,934	1.75%	$2,957	2.99%	$8,584	5.32%	$697,590	1.68%

(1) Based on weighted-average life.
(2) Federal Home Loan Bank Stock, Federal Reserve Bank Stock and FNBB, Inc. Stock are included in this category for weighted average yield, but do not have stated maturities.
(3) Weighted average yield calculated based on current amortized cost balances – not presented on a tax equivalent basis.

Deposits and Funds Purchased

Average total deposits for 2017 were $2.372 billion, an increase of $89.1 million, or 3.9%, over 2016.  Average deposits increased $119.3 million, or 5.5%, from 2015 to 2016.  Both year-over-year increases occurred in all deposit types except certificates of deposit. Money market accounts also declined slightly from 2015 to 2016.

The seasonal inflow of public funds started in the fourth quarter of 2017 and is expected to continue into the first quarter of 2018. Deposit levels remain strong as we continue to see growth in our non-maturity deposits. Our mix of deposits continues to improve slightly as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.

We continue to closely monitor several metrics such as the sensitivity of our deposit rates, the Bank’s overall liquidity position, and competitor rates when pricing deposits. This strategy is consistent with previous rate cycles, and allows us to manage the mix of our deposits rather than compete on rate. We believe this enables us to maintain a low cost of funds – 16 basis points for the year 2017 and 13 basis points for the year 2016.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 13 reflects the shift in our deposit mix over the last year and Table 14 provides a maturity distribution of time deposits in denominations of $100,000 and over at December 31, 2017.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, FHLB advances (maturing in less than one year), and other borrowings, decreased $26.8 million, or 73.0% in 2017.  The lower balance was primarily attributable to decreases in repurchase agreements by one client into a different product type, partially offset by an increase in other borrowed funds. See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

We continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 13

SOURCES OF DEPOSIT GROWTH

	2016 to	Percentage	Components of
	2017	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2017	2016	2015
Noninterest Bearing Deposits	$46,788	52.5%	35.1%	34.4%	33.1%
NOW Accounts	26,097	29.3	34.0	34.2	34.5
Money Market Accounts	2,039	2.3	10.9	11.2	11.9
Savings	31,602	35.5	13.6	12.8	11.8
Time Deposits	(17,440)	(19.6)	6.4	7.4	8.7
Total Deposits	$89,086	100.0%	100.0%	100.0%	100.0%

Table 14
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 AND OVER

	2017
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$11,130	28.4%
Over three through six months	9,271	23.7
Over six through twelve months	15,187	38.7
Over twelve months	3,621	9.2
Total	$39,209	100.0%

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

It is management’s goal to structure the balance sheet so that net interest earnings at risk over 12-month and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by managing the mix of our core deposits, and by adjusting our rates to market conditions on a continuing basis. During 2017, instantaneous rate shocks of down 100 bp were outside of desired parameters due to limited repricing of deposits relative to the decline in rates.

Analysis.   Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
December 31, 2017	13.4%	9.9%	6.4%	3.1%	-8.5%
December 31, 2016	10.7%	7.5%	4.4%	2.1%	-9.0%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
December 31, 2017	39.9%	30.4%	20.9%	11.8%	-12.0%
December 31, 2016	41.3%	30.5%	19.9%	10.5%	-14.3%

The Net Interest Income (“NII”) at Risk position improved for the period ending December 31, 2017 compared to December 31, 2016 for the 12-month shock for all rate scenarios. The model indicates that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of 100bp will have a negative impact on the net interest margin. In addition, this analysis incorporates an instantaneous, parallel shock and assumes we move with market rates and do not lag our deposit rates.

All shock scenarios of net interest income at risk are within our prescribed policy limits with the exception of an instantaneous rate shock of -100bp over both a 12-month and 24-month period, which were -8.5% and -12.0% compared to limits of -7.50% and -10.0%, respectively. These metrics were out of compliance at year-end due to limited repricing of deposits relative to a decline in market rates.  However, as rates have increased the variance by which we are out-of-compliance has narrowed.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY(1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
December 31, 2017	31.1%	24.7%	17.5%	9.7%	-21.0%
December 31, 2016	23.5%	18.6%	13.1%	7.3%	-19.7%

At December 31, 2017, the economic value of equity was more favorable in all rate scenarios except the down 100 bp scenario when compared to December 31, 2016. The down 100 bp rate scenario remains out of compliance as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to the reduction in discount rates used to value them. To bring this metric into compliance with our policy limits in the down 100 bp scenario would require the bank to extend its asset duration which we do not believe is prudent given the current historically low interest rate environment.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to fund loan commitments, purchase securities, accommodate deposit withdrawals or repay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For the years ended December 31, 2017 and 2016, our principal source of funding has been our clients’ deposits, supplemented by our short-term and long-term borrowings, primarily from our trust-preferred securities, securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

At December 31, 2017, we had the ability to generate approximately $1.286 billion in additional liquidity through all of our available resources beyond our overnight funds sold position.  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available.  A liquidity stress test is completed quarterly based on events that could potentially occur at the Bank and the results reported to ALCO, MROC, EROC and the Board of Directors.  We believe the liquidity available to us is sufficient to meet our ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted-average life of the portfolio is 1.96 years and at December 31, 2017 had a net unrealized pre-tax loss of $2.1 million in the available-for sale portfolio.

Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $190.0 million during 2017 compared to an average net overnight funds sold position of $212.8 million in 2016.  The decrease in this position compared to the prior year reflected higher growth in both the investment and loan portfolios, partially offset by an increase in average deposits.

Capital expenditures are expected to approximate $7.0 million over the next 12 months, which consist primarily of technology purchases for banking offices, business applications, and information technology security needs as well as furniture and fixtures and banking office remodels.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

Borrowings

At December 31, 2017, total advances from the FHLB consisted of $11.5 million in outstanding debt consisting of 13 notes.  In 2017, the Bank made FHLB advance payments totaling $6.7 million, which included seven advances that matured or were paid off. No new FHLB advances were obtained in 2017.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Table 15

CONTRACTUAL CASH OBLIGATIONS

Table 15 sets forth certain information about contractual cash obligations at December 31, 2017.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Yrs	Total
Federal Home Loan Bank Advances	$1,557	$5,838	$3,509	$572	$11,476
Note Payable	296	592	592	1,219	2,669
Subordinated Notes Payable	-	-	-	52,887	52,887
Operating Lease Obligations	478	843	801	1,580	3,702
Time Deposit Maturities	121,821	17,165	4,135	1	143,122
Total Contractual Cash Obligations	$124,152	$24,438	$9,037	$56,259	$213,886

Capital

Shareowners’ equity was $284.2 million at December 31, 2017, compared to $275.2 million at December 31, 2016.  During 2017, shareowners’ equity was positively impacted by net income of $10.9 million, stock compensation accretion of $1.5 million, net adjustments totaling $1.0 million related to transactions under our stock compensation plans, and $0.7 million decrease in the accumulated other comprehensive loss for our pension plan.  Shareowners’ equity was reduced by common stock dividends of $4.1 million ($0.24 per share) and a net increase of $1.0 million in the unrealized loss on investment securities.  Per ASU 2018-02, $5.6 million was reclassified from accumulated other comprehensive income to retained earnings to correct certain tax effects stranded in accumulated other comprehensive income due to tax reform enacted in December, 2017.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2017	2016	2015
Common Stock	$170	$168	$172
Additional Paid-in Capital	36,674	34,188	38,256
Retained Earnings	279,410	267,037	258,181
Subtotal	316,254	301,393	296,609
Accumulated Other Comprehensive Loss, Net of Tax	(32,044)	(26,225)	(22,257)
Total Shareowners’ Equity	$284,210	$275,168	$274,352

We continue to maintain a strong capital position.  The ratio of shareowners' equity to total assets at December 31, 2017 was 9.80%, 9.67%, and 9.81%, in 2017, 2016, and 2015, respectively.  Management believes our strong capital base offers protection during an economic downturn and provides sufficient capacity to meet our strategic objectives.

We are subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Capital guidelines issued by the Federal Reserve require bank holding companies to have a minimum total risk-based capital ratio of 8.00% and Tier 1 capital ratio of 6.00%.  At December 31, 2017, we exceeded these capital guidelines with a total risk-based capital ratio of 17.10% and a Tier 1 capital ratio of 16.33%, compared to 16.28% and 15.51%, respectively, at December 31, 2016.  As allowed by Federal Reserve capital guidelines, the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 Capital in our capital calculations previously noted.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings.  See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

The federal banking regulators issued new capital rules establishing a new comprehensive capital framework for U.S. banking organizations which became effective January 1, 2015 (subject to a phase-in period) (the “Basel III Capital Rules”).  Refer to the Regulatory Considerations – Capital Regulations section on page 14 for a detailed discussion of the new Basel III Capital Rules.  The reduction in our regulatory capital ratios in 2015 reflected the implementation of the Basel III Capital Rules and the repurchase of our common stock.  In 2016, the repurchase of our common stock and the partial redemption of TRUPs reduced our regulatory capital ratios by approximately 38 basis points and 50 basis points, respectively.  The common equity Tier 1 ratio is a required ratio that was created in 2015 as a result of the Basel III Capital Rules.  The ratio measures core equity components relative to risk-weighted assets.  Capital guidelines require a minimum common equity tier 1 ratio of 4.5% plus a capital conservation buffer of 2.5% that will be phased in between 2016 and 2019 (0.625% in 2016, 1.25% in 2017, 1.875% in 2018, 2.5% in 2019).  At December 31, 2017, our common equity tier 1 ratio was 13.42%.

A leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier 1 Capital divided by average assets.  The minimum leverage ratio under this standard is 4% for the highest-rated bank holding companies which are not undertaking significant expansion programs.  A higher standard may be required for other companies, depending upon their regulatory ratings and expansion plans.  At December 31, 2017, we had a leverage ratio of 10.47% compared to 10.23% at December 31, 2016.

At December 31, 2017, our common stock had a book value of $16.65 per diluted share compared to $16.23 at December 31, 2016.  Book value is impacted by the net unrealized gains and losses on investment securities.  At December 31, 2017, the net unrealized loss was $1.7 million compared to a $0.6 million net unrealized loss at December 31, 2016.  Approximately $0.3 million of this amount was a reclassification of deferred taxes attributable to issuance of ASU 2018-02.  Further, the aforementioned net unrealized loss of $1.7 million reflected a $1.5 million net loss on available for sale securities and $0.2 million in unamortized loss related to the transfer of securities to held-to-maturity in 2013.  Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715.  At December 31, 2017, the net pension liability reflected in other comprehensive loss was $30.3 million compared to $25.6 million at December 31, 2016.   Approximately $5.5 million of this amount was a reclassification of deferred taxes attributable to issuance of ASU 2018-02.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock over a five-year period.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  A total of 860,289 shares of our outstanding common stock have been repurchased at an average price of $14.59 under the plan.  No shares were repurchased in 2017.  During 2016, we repurchased 435,461 shares at an average price $14.49 per share and during 2015 we repurchased 405,228 shares at an average price of $14.73 per share.

We offer an Associate Incentive Plan (“AIP”) under which certain associates are eligible to earn equity-based awards based upon achieving established performance goals.  In 2017, 37,133 shares were earned under this plan of which 8,190 shares were issued in 2017 and 28,943 were issued in January 2018.  In 2016, 71,153 shares were earned under this plan of which 9,680 shares were issued in 2016 and 61,473 shares were issued in January 2017.  Under the AIP, we also maintain long-term incentive plans (‘LTIPs”) for the President and Chief Executive Officer of the Company, the Chief Financial Officer of the Company, and the President of the Bank that are both tied to earnings progression goals over a three year period.  Under these LTIPs, 12,216 shares were earned in 2017 and issued in January 2018.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount.  In 2017, 39,214 shares, valued at approximately $0.8 million (before 10% discount), were issued under these plans.  In 2016, 60,312 shares, valued at approximately $0.8 million (before 10% discount), were issued under these plans.

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

At December 31, 2017, we had $445.1 million in commitments to extend credit and $4.7 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FOURTH QUARTER, 2017 FINANCIAL RESULTS

Results of Operations

We realized net income of $3,000, or $0.00 per diluted share for the fourth quarter of 2017 which included a $4.1 million, or $0.24 per diluted share, one-time income tax expense related to the Tax Act enacted on December 22, 2017, compared to net income of $4.6 million, or $0.27 per diluted share for the third quarter of 2017.  The decrease in net income reflected unfavorable variances in income tax expense of $4.2 million, loan loss provision of $0.3 million, noninterest expense of $0.2 million, and noninterest income of $0.1 million that were partially offset by higher net interest income of $0.2 million.

Tax equivalent net interest income for the fourth quarter of 2017 was $21.8 million compared to $21.6 million for the third quarter of 2017.  During the fourth quarter of 2017, overnight funds increased as a result of the growth in noninterest bearing deposits, and to a lesser degree, seasonal growth in our public funds deposits.  A portion of these overnight funds were used to fund growth in the loan and investment portfolios.  The net interest margin for the fourth quarter of 2017 was 3.45% (annualized), a decrease of three basis points compared to the third quarter of 2017 due to seasonal growth in our overnight funds, resulting in a slightly less favorable asset mix.

The provision for loan losses for the fourth quarter of 2017 was $0.8 million compared to $0.5 million for the third quarter of 2017 and reflected higher impaired reserves for two problem loans.  Net loan charge-offs for the fourth quarter of 2017 totaled $0.9 million compared to net loan charge-offs of $0.4 million for the third quarter of 2017.

Noninterest income for the fourth quarter of 2017 totaled $12.9 million, a decrease of $0.1 million, or 0.8%, from the third quarter of 2017 and reflected lower deposit fees of $0.1 million and other income of $0.2 million (primarily data processing fees) that was partially offset by higher bank card fees of $0.1 million.  The reduction in data processing fees reflected the discontinuance of this line of business early in the fourth quarter of 2017.

Noninterest expense for the fourth quarter of 2017 totaled $26.9 million, an increase of $0.2 million, or 0.7%, over the third quarter of 2017 and reflected higher OREO expense of $0.5 million and other expense of $0.4 million, partially offset by lower compensation expense of $0.6 million and occupancy expense of $0.1 million.  The increase in OREO expense was attributable to a higher level of gains from the sale of properties during the third quarter of 2017.  Other expense increased due to higher advertising expense and professional fees.  The reduction in compensation expense reflected the adjustment to performance based incentive expense during the fourth quarter of 2017 as well as lower commission expense which spiked during the third quarter of 2017 due to payment of a commission on a large new wealth management account.

We realized income tax expense of $6.7 million for the fourth quarter of 2017 which included a $4.1 million discrete tax expense related to the Tax Act.  Excluding the discrete tax expense, income tax totaled $2.7 million (39% effective rate) compared to $2.5 million (35% effective rate) for the third quarter of 2017.  Income tax expense for the fourth quarter included a $0.3 million write-off of a deferred tax asset related to a cancelled stock award.

Discussion of Financial Condition

Average earning assets were $2.512 billion for the fourth quarter of 2017, an increase of $45.7 million, or 1.9%, over the third quarter of 2017 and reflected a higher level of total deposits primarily attributable to the seasonal inflow of public fund balances.  Average loans increased $2.2 million, or 0.1%, over the third quarter of 2017 primarily attributable to growth in real estate construction and indirect consumer loans.  Period end loan balances increased $20.2 million, or 1.23%, over the third quarter of 2017 with growth realized in all but the residential and direct consumer loan categories which declined slightly.

Nonperforming assets (nonaccrual loans and OREO) totaled $11.1 million at December 31, 2017, a decrease of $1.4 million, or 12%, from September 30, 2017.  Nonaccrual loans totaled $7.2 million at December 31, 2017, a $0.6 million increase over September 30, 2017.  Nonaccrual loan additions totaled $5.6 million in the fourth quarter of 2017 compared to $2.4 million for the third quarter of 2017.  The balance of OREO totaled $3.9 million at December 31, 2017, a decrease of $2.0 million from September 30, 2017.  For the fourth quarter of 2017, we added properties totaling $0.4 million, sold properties totaling $2.2 million, and recorded valuation adjustments totaling $0.2 million.  Nonperforming assets represented 0.38% of total assets at December 31, 2017 compared to 0.45% at September 30, 2017.

Average total deposits were $2.378 billion for the fourth quarter of 2017, an increase of $49.2 million, or 2.1%, over the third quarter of 2017 and reflected growth in all deposit products except money market accounts and certificates of deposit.  The seasonal inflow of public fund balances began late in the fourth quarter of 2017, and is expected to peak during the first quarter of 2018 for this cycle.  Average borrowings decreased $2.5 million compared to the third quarter of 2017 due to payoffs of FHLB advances.

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

We evaluate goodwill for impairment on an annual basis and in 2017 adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying Accounting for Goodwill Impairment in 2017 which requires a qualitative assessment of goodwill impairment indicators.  If the assessment indicates that impairment has more than likely occurred, the Company must compare the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment charge is recorded equal to the excess.

During the fourth quarter, we performed our annual impairment testing.  We proceeded with qualitative assessment by evaluating impairment indicators and concluded that a below peer return on average assets warranted movement to a fair value assessment.  We estimated the fair value of the reporting unit utilizing a market approach that was supplemented with a reconciliation of the resulting equity value of the Company with our market capitalization.  The market approach utilized the guideline company valuation (“GLC”) method to determine the overall equity valuation.  A book and tangible book multiple was developed to determine a market value of equity on a controlling basis.  The multiples that resulted from the GLC method were validated by comparing to peer companies.  A control premium was then applied to the minority value to calculate a fair value indication for the Company.  The control premium selected was validated by reviewing recent bank merger and acquisition transactions.  Based on the outcome of the fair value assessment, the estimated fair value of our reporting unit exceeded the carrying value of goodwill and therefore, no impairment existed at December 31, 2017.  For the fair value assessment, both economic conditions and observable bank purchase transactions can impact the outcome of the market valuation approach.

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

The weighted-average discount rate is determined by matching the anticipated defined pension plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2017 was 4.10%.  The estimated impact to 2017 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $744,000 and $784,000, respectively.  We anticipate using a 3.71% discount rate in 2018.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2017 was 7.25%.  The estimated impact to 2017 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $275,000 increase or decrease, respectively.  We anticipate using a rate of return on plan assets for 2018 of 7.25%.

The assumed rate of annual compensation increases of 3.25% in 2017 reflected expected trends in salaries and the employee base.  We anticipate using a compensation increase of 3.25% for 2018 reflecting current market trends.

Effective December 31, 2015, we changed the method used to estimate the service and interest components of net periodic benefit cost for the defined benefit plan.  Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Income Taxes.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in other expenses.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or will likely impact our results in 2018.  Please refer to Note 1 of the Notes to our Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Table 16
QUARTERLY FINANCIAL DATA (Unaudited)

	2017				2016
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$22,627	$22,341	$21,422	$20,540	$20,832	$20,104	$20,174	$20,044
Interest Expense	1,138	1,080	926	804	773	784	798	834
Net Interest Income	21,489	21,261	20,496	19,736	20,059	19,320	19,376	19,210
Provision for Loan Losses	826	490	589	310	464	-	(97)	452
Net Interest Income After Provision for Loan Losses	20,663	20,771	19,907	19,426	19,595	19,320	19,473	18,758
Noninterest Income(1)	12,897	12,996	13,135	12,718	12,778	13,011	15,215	12,677
Noninterest Expense	26,897	26,707	27,921	27,922	27,560	28,022	28,702	28,930
Income Before Income Taxes	6,663	7,060	5,121	4,222	4,813	4,309	5,986	2,505
Income Tax Expense(2)	6,660	2,505	1,560	1,478	1,517	1,436	2,056	858
Net Income	3	4,555	3,561	2,744	3,296	2,873	3,930	1,647
Net Interest Income (FTE)	$21,808	$21,595	$20,799	$20,006	$20,335	$19,603	$19,617	$19,421

Per Common Share:
Basic Net Income	$0.00	$0.27	$0.21	$0.16	$0.20	$0.18	$0.22	$0.10
Diluted Net Income	0.00	0.27	0.21	0.16	0.20	0.17	0.22	0.10
Cash Dividends Declared	0.07	0.07	0.05	0.05	0.05	0.04	0.04	0.04
Diluted Book Value	16.65	16.73	16.54	16.38	16.23	16.39	16.31	16.04
Market Price:
High	26.01	24.58	22.39	21.79	23.15	15.35	15.96	15.88
Low	22.21	19.60	17.68	19.22	14.29	13.32	13.16	12.83
Close	22.94	24.01	20.42	21.39	20.48	14.77	13.92	14.59

Selected Average Balances:
Loans, Net	$1,640,738	$1,638,578	$1,608,629	$1,585,561	$1,573,264	$1,555,889	$1,531,777	$1,507,508
Earning Assets	2,511,985	2,466,287	2,502,030	2,529,207	2,423,388	2,417,943	2,447,777	2,440,718
Total Assets	2,822,451	2,779,960	2,817,479	2,845,140	2,743,463	2,734,465	2,767,854	2,763,746
Deposits	2,378,411	2,329,162	2,373,423	2,407,278	2,306,917	2,288,741	2,276,553	2,258,600
Shareowners’ Equity	288,044	285,296	281,661	278,489	278,943	277,407	279,532	277,464
Common Equivalent Average Shares:
Basic	16,967	16,965	16,955	16,919	16,809	16,804	17,144	17,202
Diluted	17,050	17,044	17,016	16,944	16,913	16,871	17,196	17,235

Performance Ratios:
Return on Average Assets	0.00%	0.65%	0.51%	0.39%	0.48%	0.42%	0.57%	0.24%
Return on Average Equity	0.00	6.33	5.07	4.00	4.70	4.12	5.65	2.39
Net Interest Margin (FTE)	3.45	3.48	3.33	3.21	3.34	3.23	3.22	3.20
Noninterest Income as % of Operating Revenue	37.51	37.94	39.05	39.19	38.91	40.24	43.99	39.76
Efficiency Ratio	77.50	77.21	82.28	85.33	83.23	85.92	82.40	90.13

Asset Quality:
Allowance for Loan Losses	$13,307	$13,339	$13,242	$13,335	$13,431	$13,744	$13,677	$13,613
Allowance for Loan Losses to Loans	0.80%	0.82%	0.81%	0.84%	0.86%	0.88%	0.89%	0.90%
Nonperforming Assets ("NPA's")	11,100	12,545	15,934	17,799	19,171	21,352	22,836	26,499
NPA’s to Total Assets	0.38	0.45	0.57	0.61	0.67	0.78	0.83	0.95
NPA’s to Loans plus ORE	0.67	0.76	0.97	1.11	1.21	1.35	1.48	1.73
Allowance to Non-Performing Loans	185.87	203.39	166.23	160.70	157.40	159.56	166.50	150.44
Net Charge-Offs to Average Loans	0.21	0.10	0.17	0.10	0.20	(0.02)	(0.04)	0.21

Capital Ratios:
Tier 1 Capital	16.33%	16.19%	15.58%	15.68%	15.51%	15.48%	15.63%	16.39%
Total Capital	17.10	16.96	16.32	16.44	16.28	16.28	16.44	17.20
Common Equity Tier 1 Capital	13.42	13.26	12.72	12.77	12.61	12.55	12.65	12.82
Leverage	10.47	10.48	10.20	9.95	10.23	10.12	9.98	10.34
Tangible Common Equity(3)	7.09	7.41	7.21	6.88	6.90	7.19	7.08	7.09

(1) Includes $2.5 million gain on partial retirement of trust preferred securities in the second quarter, 2016.
(2) For fourth quarter 2017, includes $4.1 million, or $0.24 per diluted share, income tax expense adjustment related to the Tax Cuts and Jobs Act of 2017.
(3) Tangible common equity ratio is a non-GAAP financial measure. For additional information, including a reconciliation to GAAP, refer to page 31.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

65	Report of Independent Registered Certified Public Accounting Firm

66	Consolidated Statements of Financial Condition

67	Consolidated Statements of Income

68	Consolidated Statements of Comprehensive Income

69	Consolidated Statements of Changes in Shareowners’ Equity

70	Consolidated Statements of Cash Flows

71	Notes to Consolidated Financial Statements

Ernst & Young LLP One Tampa City Center Suite 2400 201 North Franklin Street Tampa, Florida 33602	Tel: +1 813 225 4800 Fax: +1 813 225 4711 ey.com

Report of Independent Registered Certified Public Accounting Firm

To the Shareowners and Board of Directors of

Capital City Bank Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

Tampa, Florida

March 5, 2018

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2017	2016
ASSETS
Cash and Due From Banks	$58,419	$48,268
Federal Funds Sold and Interest Bearing Deposits	227,023	247,779
Total Cash and Cash Equivalents	285,442	296,047

Investment Securities, Available for Sale, at fair value	480,911	522,734
Investment Securities, Held to Maturity, at amortized cost (fair value of $215,007 and $176,746)	216,679	177,365
Total Investment Securities	697,590	700,099

Loans Held For Sale	4,817	10,886

Loans, Net of Unearned Income	1,653,492	1,561,289
Allowance for Loan Losses	(13,307)	(13,431)
Loans, Net	1,640,185	1,547,858

Premises and Equipment, Net	91,698	95,476
Goodwill	84,811	84,811
Other Real Estate Owned	3,941	10,638
Other Assets	90,310	99,382
Total Assets	$2,898,794	$2,845,197

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$874,583	$791,182
Interest Bearing Deposits	1,595,294	1,621,104
Total Deposits	2,469,877	2,412,286

Short-Term Borrowings	7,480	12,749
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	13,967	14,881
Other Liabilities	70,373	77,226
Total Liabilities	2,614,584	2,570,029

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,988,951 and 16,844,698 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	170	168
Additional Paid-In Capital	36,674	34,188
Retained Earnings	279,410	267,037
Accumulated Other Comprehensive Loss, Net of Tax	(32,044)	(26,225)
Total Shareowners’ Equity	284,210	275,168
Total Liabilities and Shareowners’ Equity	$2,898,794	$2,845,197

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2017	2016	2015
INTEREST INCOME
Loans, including Fees	$75,717	$72,867	$73,169
Investment Securities:
Taxable	8,095	6,317	5,224
Tax Exempt	1,052	866	633
Funds Sold	2,066	1,104	632
Total Interest Income	86,930	81,154	79,658

INTEREST EXPENSE
Deposits	1,789	879	944
Short-Term Borrowings	82	148	59
Subordinated Notes Payable	1,634	1,434	1,368
Other Long-Term Borrowings	443	728	936
Total Interest Expense	3,948	3,189	3,307

NET INTEREST INCOME	82,982	77,965	76,351
Provision for Loan Losses	2,215	819	1,594
Net Interest Income After Provision for Loan Losses	80,767	77,146	74,757

NONINTEREST INCOME
Deposit Fees	20,335	21,332	22,608
Bank Card Fees	11,191	11,221	11,278
Wealth Management Fees	8,284	7,029	7,533
Mortgage Banking Fees	5,754	5,192	4,539
Other	6,182	8,907	8,133
Total Noninterest Income	51,746	53,681	54,091

NONINTEREST EXPENSE
Compensation	64,877	64,984	65,414
Occupancy, Net	17,837	18,296	17,738
Other Real Estate Owned, Net	1,135	3,649	4,971
Other	25,598	26,285	27,150
Total Noninterest Expense	109,447	113,214	115,273

INCOME BEFORE INCOME TAXES	23,066	17,613	13,575
Income Tax Expense	12,203	5,867	4,459

NET INCOME	$10,863	$11,746	$9,116

BASIC NET INCOME PER SHARE	$0.64	$0.69	$0.53
DILUTED NET INCOME PER SHARE	$0.64	$0.69	$0.53

Average Basic Common Shares Outstanding	16,952	16,989	17,273
Average Diluted Common Shares Outstanding	17,013	17,061	17,318

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in Thousands)	2017	2016	2015
NET INCOME	$10,863	$11,746	$9,116
Other comprehensive income (loss), before tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	(1,459)	(828)	(373)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	73	82	76
Total Investment Securities	(1,386)	(746)	(297)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	223	278	316
Reclassification adjustment for amortization of net loss	4,409	3,960	3,743
Current year actuarial loss	(3,470)	(9,958)	(4,975)
Total Benefit Plans	1,162	(5,720)	(916)
Other comprehensive income (loss), before tax:	(224)	(6,466)	(1,213)
Deferred tax (expense) benefit related to other comprehensive income	(14)	2,498	465
Other comprehensive income (loss), net of tax	(238)	(3,968)	(748)
TOTAL COMPREHENSIVE INCOME	$10,625	$7,778	$8,368

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2015	17,447,223	$174	$42,569	$251,306	$(21,509)	$272,540
Net Income		-	-	9,116	-	9,116
Other Comprehensive Loss, Net of Tax		-	-	-	(748)	(748)
Cash Dividends ($0.13 per share)		-	-	(2,241)	-	(2,241)
Stock Compensation Expense		-	1,109	-	-	1,109
Impact of Transactions Under Compensation Plans, net	114,924	2	555	-	-	557
Repurchase of Common Stock	(405,228)	(4)	(5,977)	-	-	(5,981)
Balance, December 31, 2015	17,156,919	172	38,256	258,181	(22,257)	274,352
Net Income		-	-	11,746	-	11,746
Other Comprehensive Loss, Net of Tax		-	-	-	(3,968)	(3,968)
Cash Dividends ($0.17 per share)		-	-	(2,890)	-	(2,890)
Stock Compensation Expense		-	1,260	-	-	1,260
Impact of Transactions Under Compensation Plans, net	123,240	-	980	-	-	980
Repurchase of Common Stock	(435,461)	(4)	(6,308)	-	-	(6,312)
Balance, December 31, 2016	16,844,698	168	34,188	267,037	(26,225)	275,168
Net Income		-	-	10,863	-	10,863
Other Comprehensive Loss, Net of Tax		-	-	-	(238)	(238)
Cash Dividends ($0.24 per share)		-	-	(4,071)	-	(4,071)
Stock Compensation Expense		-	1,502	-	-	1,502
Impact of Transactions Under Compensation Plans, net	144,253	2	984	-	-	986
Reclassification per Adoption of ASU No. 2018-02		-	-	5,581	(5,581)	-
Balance, December 31, 2017	16,988,951	$170	$36,674	$279,410	$(32,044)	$284,210

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,863	$11,746	$9,116
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	2,215	819	1,594
Depreciation	6,558	6,975	6,586
Amortization of Premiums, Discounts, and Fees, net	6,626	6,219	5,182
Impairment Loss on Security	-	-	90
Gain on Retirement of Trust Preferred Securities	-	(2,487)	-
Net Increase (Decrease) in Loans Held-for-Sale	6,069	746	(944)
Stock Compensation	1,502	1,260	1,109
Net Tax Benefit from Stock Compensation	(223)	-	-
Deferred Income Taxes	7,576	3,457	3,847
Net Loss on Sales and Write-Downs of Other Real Estate Owned	783	3,225	2,943
Loss on Disposal of Premises and Equipment	276	131	44
Net Decrease (Increase) in Other Assets	2,063	(18,374)	684
Net (Decrease) Increase in Other Liabilities	(5,531)	8,904	3,510
Net Cash Provided By Operating Activities	38,777	22,621	33,761

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(98,861)	(50,001)	(66,021)
Payments, Maturities, and Calls	58,449	59,460	40,482
Securities Available for Sale:
Purchases	(163,469)	(192,005)	(190,756)
Payments, Maturities, and Calls	198,027	114,189	76,452
Purchase of Loans Held for Investment	(44,083)	-	-
Net Increase in Loans	(51,625)	(73,997)	(71,432)
Proceeds From Sales of Other Real Estate Owned	8,031	9,443	18,925
Purchases of Premises and Equipment, net	(3,997)	(4,450)	(4,703)
Net Cash Used In Investing Activities	(97,528)	(137,361)	(197,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	57,591	109,437	156,055
Net (Decrease) Increase in Short-Term Borrowings	(2,489)	(52,666)	11,536
Redemption of Subordinated Notes	-	(7,500)	-
Repayment of Other Long-Term Borrowings	(3,694)	(9,027)	(2,735)
Dividends Paid	(4,071)	(2,890)	(2,241)
Payments to Repurchase Common Stock	-	(6,312)	(5,981)
Issuance of Common Stock Under Compensation Plans	809	840	507
Net Cash Provided By Financing Activities	48,146	31,882	157,141

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,605)	(82,858)	(6,151)

Cash and Cash Equivalents at Beginning of Year	296,047	378,905	385,056
Cash and Cash Equivalents at End of Year	$285,442	$296,047	$378,905

Supplemental Cash Flow Disclosures:
Interest Paid	$3,952	$3,195	$3,314
Income Taxes Paid (Refunded)	$6,514	$(330)	$1,442

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$2,384	$4,016	$5,752

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these required reserve balances for the years ended December 31, 2017 and 2016 were $18.8 million and $15.3 million, respectively.

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income).  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  The income tax effects related to settlements of share-based payment awards are reported in earnings as an increase or decrease in income tax expense.  Prior to 2017, income tax benefits at settlement of an award were reported as an increase or decrease to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award’s vesting period.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law.  Among other things, the Tax Act reduced the Company's corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, the Company was required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled.  Further discussion is provided in Note 10 – Income Taxes.

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

The Company elected to early adopt FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and reclassify to retained earnings the stranded effects in accumulated other comprehensive income related to the Tax Act.  Further discussion is provided in Note 15 – Other Comprehensive Income (Loss).

Stock Based Compensation

Compensation cost is recognized for share-based awards issued to employees, based on the fair value of these awards at the date of grant.  Compensation cost is recognized over the requisite service period, generally defined as the vesting period.  The market price of the Company’s common stock at the date of the grant is used for restricted stock awards.  For stock purchase plan awards, a Black-Scholes model is utilized to estimate the fair value of the award.  The impact of forfeitures of share-based awards on compensation expense is recognized as forfeitures occur.

NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  A significant portion of the Company’s revenue is comprised of net interest income on financial instruments, which is explicitly excluded from the scope of ASU 2014-09.  In addition to interest income, the Company has various noninterest income revenue streams that required assessment.  The Company formed a revenue recognition working group that has completed its scoping and walk-through of noninterest income revenue streams.  Amongst non-interest income revenue streams, mortgage banking fees are not in the scope of the standard.  Management has also completed its detailed contract review for the remaining revenue streams.  Management has determined that ASU 2014-09 will not have a significant impact on its financial statements.  ASU 2014-09 is effective for the Company on January 1, 2018 and must be retrospectively applied.

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

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 will be effective for the Company on January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements and related disclosures.  As part of its implementation efforts to date, management has formed a cross-functional implementation team, developed a project plan, and selected a vendor to provide a solution to assist in model development.  The Company expects the new guidance will result in an increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio.  However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

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

ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”    ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The amendments will improve the usefulness of information reported to the users of the financial statements.  The underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this update are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.  ASU 2018-02 was early adopted by the Company and is included in its financial statements as of December 31, 2017.  The adoption of this standard resulted in the reclassification of $5.6 million from accumulated other comprehensive income to retained earnings.

Note 2
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	2017				2016
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in Thousands)	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$237,505	$-	$2,164	$235,341	$286,867	$262	$851	$286,278
U.S. Government Agency	144,324	727	407	144,644	131,489	495	344	131,640
States and Political Subdivisions	91,533	2	378	91,157	95,197	23	381	94,839
Mortgage-Backed Securities	1,102	83	-	1,185	1,312	118	-	1,430
Equity Securities(1)	8,584	-	-	8,584	8,547	-	-	8,547
Total	$483,048	$812	$2,949	$480,911	$523,412	$898	$1,576	$522,734

Held to Maturity
U.S. Government Treasury	$98,256	$-	$441	$97,815	$119,131	$107	$81	$119,157
States and Political Subdivisions	6,996	-	41	6,955	8,175	1	38	8,138
Mortgage-Backed Securities	111,427	22	1,212	110,237	50,059	29	637	49,451
Total	$216,679	$22	$1,694	$215,007	$177,365	$137	$756	$176,746

Total Investment Securities	$699,727	$834	$4,643	$695,918	$700,777	$1,035	$2,332	$699,480

(1)     Includes Federal Home Loan Bank, Federal Reserve Bank and FNBB Inc. stock recorded at cost of $3.1 million, $4.8 million, and $0.8 million, respectively, at December 31, 2017 and Federal Home Loan Bank, Federal Reserve Bank and FNBB, Inc. stock at $3.3 million, $4.8 million and $0.5 million , respectively, at December 31, 2016.

Securities with an amortized cost of $328.1 million and $332.7 million at December 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At December 31, 2017, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
	Amortized	Market	Amortized	Market
(Dollars in Thousands)	Cost	Value	Cost	Value
Due in one year or less	$107,977	$107,740	$63,381	$63,271
Due after one through five years	258,193	255,593	41,871	41,499
Mortgage-Backed Securities	1,102	1,185	111,427	110,237
U.S. Government Agency	107,192	107,809	-	-
Equity Securities	8,584	8,584	-	-
Total	$483,048	$480,911	$216,679	$215,007

Unrealized Losses. The following table summarizes the investment securities with unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Available for Sale
U.S. Government Treasury	$155,443	$963	$79,900	$1,201	$235,343	$2,164
U.S. Government Agency	45,737	150	25,757	257	71,494	407
States and Political Subdivisions	82,999	320	5,549	58	88,548	378
Mortgage-Backed Securities	2	-	-	-	2	-
Total	284,181	1,433	111,206	1,516	395,387	2,949

Held to Maturity
U.S. Government Treasury	77,861	298	14,939	143	92,800	441
States and Political Subdivisions	6,955	41	-	-	6,955	41
Mortgage-Backed Securities	56,030	469	30,216	743	86,246	1,212
Total	$140,846	$808	$45,155	$886	$186,001	$1,694

December 31, 2016
Available for Sale
U.S. Government Treasury	$116,704	$851	$-	$-	$116,704	$851
U.S. Government Agency	48,520	310	6,699	34	55,219	344
States and Political Subdivisions	81,521	380	294	1	81,815	381
Mortgage-Backed Securities	3	-	-	-	3	-
Total	246,748	1,541	6,993	35	253,741	1,576

Held to Maturity
U.S. Government Treasury	35,210	81	-	-	35,210	81
States and Political Subdivisions	7,491	38	-	-	7,491	38
Mortgage-Backed Securities	36,710	599	4,010	38	40,720	637
Total	$79,411	$718	$4,010	$38	$83,421	$756

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

At December 31, 2017, there were 532 positions (combined AFS and HTM) with unrealized losses totaling $4.6 million.  67 of these positions were U.S. government treasury securities guaranteed by the U.S. government. 159 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities.  The remaining 306 securities are direct obligations of the US Government (23) and municipal bonds (283). Municipal bonds are  relatively short-term in nature (less than 5 years), and hold a minimum rating of A+, with over 70% of the municipal bond portfolio pre-refunded with US Treasury securities. Because the declines in the market value of these securities are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Note 3

LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio at December 31 was as follows:

(Dollars in Thousands)	2017	2016
Commercial, Financial and Agricultural	$218,166	$216,404
Real Estate – Construction	77,966	58,443
Real Estate – Commercial Mortgage	535,707	503,978
Real Estate – Residential(1)	311,906	281,509
Real Estate – Home Equity	229,513	236,512
Consumer(2)	280,234	264,443
Loans, Net of Unearned Income	$1,653,492	$1,561,289

(1)  Includes loans in process with outstanding balances of $9.1 million and $9.6 million for 2017 and 2016, respectively.

(2)  Includes overdraft balances of $1.6 million and $1.7 million for 2017 and 2016, respectively.

Net deferred costs included in loans were $1.5 million at December 31, 2017 and $0.5 million at December 31, 2016.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans at December 31:

	2017		2016
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$629	$-	$468	$-
Real Estate – Construction	297	-	311	-
Real Estate – Commercial Mortgage	2,370	-	3,410	-
Real Estate – Residential	1,938	-	2,330	-
Real Estate – Home Equity	1,748	-	1,774	-
Consumer	177	36	240	-
Total Nonaccrual Loans	$7,159	$36	$8,533	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans at December 31,

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans
2017
Commercial, Financial and Agricultural	$87	$55	$-	$142	$217,395	$218,166
Real Estate – Construction	811	-	-	811	76,858	77,966
Real Estate – Commercial Mortgage	437	195	-	632	532,705	535,707
Real Estate – Residential	701	446	-	1,147	308,821	311,906
Real Estate – Home Equity	80	2	-	82	227,683	229,513
Consumer	1,316	413	36	1,765	278,292	280,234
Total Past Due Loans	$3,432	$1,111	$36	$4,579	$1,641,754	$1,653,492

2016
Commercial, Financial and Agricultural	$209	$48	$-	$257	$215,679	$216,404
Real Estate – Construction	949	282	-	1,231	56,901	58,443
Real Estate – Commercial Mortgage	835	1	-	836	499,732	503,978
Real Estate – Residential	1,199	490	-	1,689	277,490	281,509
Real Estate – Home Equity	577	51	-	628	234,110	236,512
Consumer	1,516	281	-	1,797	262,406	264,443
Total Past Due Loans	$5,285	$1,153	$-	$6,438	$1,546,318	$1,561,289

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2017
Beginning Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431
Provision for Loan Losses	1,037	(96)	542	(444)	180	996	2,215
Charge-Offs	(1,357)	-	(685)	(411)	(190)	(2,193)	(4,836)
Recoveries	313	50	174	616	219	1,125	2,497
Net Charge-Offs	(1,044)	50	(511)	205	29	(1,068)	(2,339)
Ending Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307

2016
Beginning Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953
Provision for Loan Losses	817	67	(242)	(1,296)	(135)	1,608	819
Charge-Offs	(861)	-	(349)	(899)	(450)	(2,127)	(4,686)
Recoveries	337	-	408	1,231	409	960	3,345
Net Charge-Offs	(524)	-	59	332	(41)	(1,167)	(1,341)
Ending Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431

2015
Beginning Balance	$784	$843	$5,287	$6,520	$2,882	$1,223	$17,539
Provision for Loan Losses	911	(742)	278	(964)	858	1,253	1,594
Charge-Offs	(1,029)	-	(1,250)	(1,852)	(1,403)	(1,901)	(7,435)
Recoveries	239	-	183	705	136	992	2,255
Net Charge-Offs	(790)	-	(1,067)	(1,147)	(1,267)	(909)	(5,180)
Ending Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953

The following table details the amount of the allowance for loan losses by portfolio class at December 31, disaggregated on the basis of the Company’s impairment methodology:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2017
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$215	$1	$2,165	$1,220	$515	$1	$4,117
Loans Collectively
Evaluated for Impairment	976	121	2,181	1,986	1,991	1,935	9,190
Ending Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307

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

The Company’s recorded investment in loans as of December 31 related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2017
Individually Evaluated for
Impairment	$1,378	$361	$19,280	$12,871	$3,332	$113	$37,335
Collectively Evaluated for
Impairment	216,788	77,605	516,427	299,035	226,181	280,121	1,616,157
Total	$218,166	$77,966	$535,707	$311,906	$229,513	$280,234	$1,653,492

2016
Individually Evaluated for
Impairment	$1,042	$247	$23,855	$15,596	$3,375	$174	$44,289
Collectively Evaluated for
Impairment	215,362	58,196	480,123	265,913	233,137	264,269	1,517,000
Total	$216,404	$58,443	$503,978	$281,509	$236,512	$264,443	$1,561,289

2015
Individually Evaluated for
Impairment	$834	$97	$20,847	$18,569	$3,144	$261	$43,752
Collectively Evaluated for
Impairment	178,982	46,387	478,966	272,016	230,757	241,415	1,448,523
Total	$179,816	$46,484	$499,813	$290,585	$233,901	$241,676	$1,492,275

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

The following table presents loans individually evaluated for impairment by class of loans at December 31:

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
2017
Commercial, Financial and Agricultural	$1,378	$118	$1,260	$215
Real Estate – Construction	361	297	64	1
Real Estate – Commercial Mortgage	19,280	1,763	17,517	2,165
Real Estate – Residential	12,871	1,516	11,355	1,220
Real Estate – Home Equity	3,332	1,157	2,175	515
Consumer	113	45	68	1
Total	$37,335	$4,896	$32,439	$4,117

2016
Commercial, Financial and Agricultural	$1,042	$565	$477	$80
Real Estate – Construction	247	-	247	-
Real Estate – Commercial Mortgage	23,855	8,954	14,901	2,038
Real Estate – Residential	15,596	2,509	13,087	1,561
Real Estate – Home Equity	3,375	1,871	1,504	335
Consumer	174	65	109	6
Total	$44,289	$13,964	$30,325	$4,020

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

The following table summarizes the average recorded investment and interest income recognized for each of the last three years by class of impaired loans:

	2017		2016		2015
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and Agricultural	$1,117	$48	$886	$49	$1,002	$46
Real Estate – Construction	339	4	69	1	335	-
Real Estate – Commercial Mortgage	21,682	911	21,376	920	27,644	1,093
Real Estate – Residential	14,261	683	17,314	786	19,105	842
Real Estate – Home Equity	3,290	108	3,076	115	3,001	86
Consumer	141	8	207	9	201	7
Total	$40,830	$1,762	$42,928	$1,880	$51,288	$2,074

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

The following table presents the risk category of loans by segment at December 31:

	Commercial,			Total
	Financial,			Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
2017
Special Mention	$7,879	$13,324	$65	$21,268
Substandard	1,057	29,291	654	31,002
Doubtful	-	-	-	-
Total Criticized Loans	$8,936	$42,615	$719	$52,270

2016
Special Mention	$3,300	$23,183	$216	$26,699
Substandard	1,158	39,800	549	41,507
Doubtful	-	-	-	-
Total Criticized Loans	$4,458	$62,983	$765	$68,206

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

The following table presents loans classified as TDRs at December 31:

	2017		2016
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$822	$-	$772	$40
Real Estate – Construction	64	-	-	-
Real Estate – Commercial Mortgage	17,058	1,636	20,673	1,259
Real Estate – Residential	11,666	503	13,969	444
Real Estate – Home Equity	2,441	186	2,647	-
Consumer	113	-	172	-
Total TDRs	$32,164	$2,325	$38,233	$1,743

Loans classified as TDRs during 2017, 2016, and 2015 are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.  The financial impact of these modifications was not material.

	2017		2016		2015
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	1	$22	-	$-	1	$40
Real Estate – Construction	1	65	-	-	-	-
Real Estate – Commercial Mortgage	1	70	3	5,012	4	631
Real Estate – Residential	2	283	6	590	14	1,531
Real Estate – Home Equity	4	203	5	206	21	1,005
Consumer	-	-	-	-	3	110
Total TDRs	9	$643	14	$5,808	43	$3,317

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods included.

	2017		2016		2015
	Number	Post-Modified	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Extended amortization	1	$70	3	$4,703	16	$973
Interest rate adjustment	3	302	-	-	5	284
Extended amortization and
interest rate adjustment	4	249	11	1,105	22	2,060
Other	1	22	-	-	-	-
Total TDRs	9	$643	14	$5,808	43	$3,317

For the years 2017, 2016, 2015, there were no TDRs for which there was a payment default and the loans were modified within the twelve months prior to default.

Note 4

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31 was as follows:

(Dollars in Thousands)	2017	2016
Land	$24,061	$24,376
Buildings	111,716	112,417
Fixtures and Equipment	45,012	45,863
Total	180,789	182,656
Accumulated Depreciation	(89,091)	(87,180)
Premises and Equipment, Net	$91,698	$95,476

Note 5

GOODWILL

At December 31, 2017 and December 31, 2016, the Company had goodwill of $84.8 million.  Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist.  The Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying Accounting for Goodwill Impairment in 2017 which requires a qualitative assessment of goodwill impairment indicators.  If the assessment indicates that impairment has more than likely occurred, the Company must compare the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment charge is recorded equal to the excess.

During the fourth quarter of 2017, the Company performed its annual goodwill impairment testing and determined that no goodwill impairment existed at December 31, 2017.  The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Note 6

OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity as of December 31,

(Dollars in Thousands)	2017	2016	2015
Beginning Balance	$10,638	$19,290	$35,680
Additions	2,384	4,016	5,752
Valuation Write-Downs	(1,318)	(2,363)	(1,713)
Sales	(7,496)	(10,305)	(20,155)
Other	(267)	-	(274)
Ending Balance	$3,941	$10,638	$19,290

Net expenses applicable to other real estate owned as of December 31, was as follows:

(Dollars in Thousands)	2017	2016	2015
Gains from the Sale of Properties	$(1,054)	$(410)	$(938)
Losses from the Sale of Properties	518	1,272	2,169
Rental Income from Properties	(76)	(88)	(250)
Property Carrying Costs	429	511	2,277
Valuation Adjustments	1,318	2,364	1,713
Total	$1,135	$3,649	$4,971

At December 31, 2017, the Company had $0.9 million of loans secured by residential real estate in the process of foreclosure.

Note 7

DEPOSITS

The composition of the Company's interest bearing deposits at December 31 was as follows:

(Dollars in Thousands)	2017	2016
NOW Accounts	$877,820	$904,014
Money Market Accounts	239,212	252,800
Savings Deposits	335,140	304,680
Time Deposits	143,122	159,610
Total Interest Bearing Deposits	$1,595,294	$1,621,104

At December 31, 2017 and 2016, $1.6 million and $1.7 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $8.2 million and $9.8 million at December 31, 2017 and December 31, 2016, respectively.

At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)	2017
2018	$121,821
2019	11,594
2020	5,571
2021	2,323
2022 and thereafter	1,813
Total	$143,122

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2017	2016	2015
NOW Accounts	$1,094	$292	$254
Money Market Accounts	252	120	134
Savings Deposits	159	144	126
Time Deposits < $250,000	274	306	377
Time Deposits > $250,000	10	17	53
Total	$1,789	$879	$944

Note 8

SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings(2)
2017
Balance at December 31	$-	$7,272	$208
Maximum indebtedness at any month end	-	7,272	6,218
Daily average indebtedness outstanding	7	7,266	2,654
Average rate paid for the year	1.60%	0.10%	2.79%
Average rate paid on period-end borrowings	-%	0.15%	6.13%

2016
Balance at December 31	$-	$6,490	$6,259
Maximum indebtedness at any month end	-	74,911	7,961
Daily average indebtedness outstanding	11	32,732	4,019
Average rate paid for the year	1.00%	0.05%	3.28%
Average rate paid on period-end borrowings	-%	0.05%	3.05%

2015
Balance at December 31	$-	$60,977	$81
Maximum indebtedness at any month end	-	64,935	2,003
Daily average indebtedness outstanding	12	57,689	780
Average rate paid for the year	0.74%	0.05%	3.98%
Average rate paid on period-end borrowings	-%	0.05%	5.23%

(1) Balances are fully collateralized by government treasury or agency securities held in the Company's investment portfolio.
(2) Comprised of FHLB advances.

Note 9

LONG-TERM BORROWINGS

Federal Home Loan Bank Advances.  FHLB long-term advances totaled $11.3 million at December 31, 2017 and $14.9 million at December 31, 2016.  The advances mature at varying dates from 2018 through 2025 and had a weighted-average rate of 2.48% and 2.81% at December 31, 2017 and 2016, respectively.  The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.  Interest on the FHLB advances is paid on a monthly basis.

Note Payable.  Long-term note payable totaled $2.7 million at December 31, 2017.  The note matures on March 30, 2027.  Interest is payable quarterly on the note equal to the prime interest rate which is adjusted quarterly.

Scheduled minimum future principal payments on our long-term borrowings at December 31 were as follows:

(Dollars in Thousands)	2017
2018	$1,645
2019	4,763
2020	1,667
2021	1,209
2022	2,892
2023 and thereafter	1,791
Total	$13,967

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

Note 10

INCOME TAXES

The provision for income taxes reflected in the statements of comprehensive income is comprised of the following components:

(Dollars in Thousands)	2017	2016	2015
Current:
Federal	$5,792	$2,295	$497
State	140	115	115
	5,932	2,410	612
Deferred:
Federal	1,232	2,742	3,258
State	974	712	475
Expense Due to Enactment of Federal Tax Reform	4,066	-	-
Change in Valuation Allowance	(1)	3	114
	6,271	3,457	3,847
Total:
Federal	7,024	5,037	3,755
State	1,114	827	590
Expense Due to Enactment of Federal Tax Reform	4,066	-	-
Change in Valuation Allowance	(1)	3	114
Total	$12,203	$5,867	$4,459

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law.  Among other things, the Tax Act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  The Company’s financial results reflect the income tax effects of the Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.  The Company recorded a provisional amount of $4.1 million tax expense for the impact of the re-measurement of its deferred tax inventory.  The Company is still analyzing certain aspects of the Tax Act and refining its calculations, therefore these estimates may change as additional information becomes available.

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2017	2016	2015
Tax Expense at Federal Statutory Rate	$8,074	$6,165	$4,751
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(805)	(662)	(395)
State Taxes, Net of Federal Benefit	724	538	390
Other	439	121	562
Change in Valuation Allowance	(1)	3	114
Tax-Exempt Cash Surrender Value Life Insurance Benefit	(294)	(298)	(303)
Excess Death Benefit Payment	-	-	(660)
Expense Due to Enactment of Federal Tax Reform	4,066	-	-
Actual Tax Expense	$12,203	$5,867	$4,459

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2017 and 2016 are as follows:

(Dollars in Thousands)	2017	2016
Deferred Tax Assets Attributable to:
Allowance for Loan Losses	$3,373	$5,182
Accrued Pension/SERP	10,289	16,107
State Net Operating Loss and Tax Credit Carry-Forwards	5,074	4,804
Other Real Estate Owned	1,520	3,550
Federal Net Operating Loss and Tax Credit Carry-Forwards	50	401
Accrued SERP Liability	1,398	1,824
Other	1,787	2,414
Total Deferred Tax Assets	$23,491	$34,282

Deferred Tax Liabilities Attributable to:
Depreciation on Premises and Equipment	$3,272	$5,480
Deferred Loan Fees and Costs	2,266	3,342
Intangible Assets	3,035	4,319
Investments	469	714
Other	5	10
Total Deferred Tax Liabilities	9,047	13,865
Valuation Allowance	1,755	1,445
Net Deferred Tax Asset	$12,689	$18,972

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of certain state net operating loss carry-forwards, certain state tax credit carry-forwards, and certain capital loss carry-forwards expected to expire prior to utilization, will be realized.  Accordingly, a valuation allowance of $1.8 million is recorded at December 31, 2017.  At December 31, 2017, the Company had state loss and tax credit carry-forwards of approximately $5.1 million, which expire at various dates from 2018 through 2036, and federal capital loss carry-forwards of approximately $0.1 million which expire at various dates from 2019 through 2020.

The Company had no unrecognized tax benefits at December 31, 2017, December 31, 2016, and December 31, 2015.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  There were no penalties and interest related to income taxes recorded in the income statement for the years ended December 31, 2017, 2016 and 2015.  There were no amounts accrued in the balance sheet for penalties and interest at December 31, 2017 and 2016.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2014.

Note 11

STOCK-BASED COMPENSATION

At December 31, 2017, the Company had three stock-based compensation plans, consisting of the 2011 Associate Incentive Plan (“AIP”), the 2011 Associate Stock Purchase Plan (“ASPP”), and the 2011 Director Stock Purchase Plan (“DSPP”).  These plans, which were approved by the shareowners in April 2011, replaced substantially similar plans approved by the shareowners in 2004.  Total compensation expense associated with these plans for 2015 through 2017 was $1.4 million, $1.8 million, and $2.0 million, respectively.

AIP.  The AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the 2011 AIP there were 875,000 shares reserved for issuance.  In 2016, the Company, pursuant to the terms and conditions of the AIP, created the 2016 Incentive Plan (“2017 Plan”), under which all participants in the 2017 Plan were eligible to earn performance shares.  Awards under the 2017 Plan were tied to internally established performance goals.  At base level targets, the grant-date fair value of the shares eligible to be awarded in 2017 was approximately $0.9 million. Approximately 75% of the award is in the form of stock and 25% in the form of a cash bonus.  For 2017, a total of 33,213 shares were eligible for issuance, but additional shares could be earned if performance exceeded established goals.  A total of 28,943 shares were earned for 2017.  The Company recognized expense of $0.8 million, $1.2 million, and $1.1 million for years ended 2017, 2016 and 2015, respectively.  After deducting the shares earned in 2017, 525,243 shares remain eligible for issuance under the 2011 AIP.

Executive Long-Term Incentive Plan (“LTIP”).  In 2007, the Company established a Performance Share Unit Plan under the provisions of the AIP that allows William G. Smith, Jr., the Chairman, President, and Chief Executive Officer of CCBG, Inc. to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  At December 31, 2017, there were three LTIP agreements in place for the years 2015-2017.  The Company recognized $0.6 million, $0.3 million, and $0.3 million in expense for years 2017, 2016 and 2015, respectively, under these LTIP agreements.  At Mr. Smith’s request, the Compensation Committee, with board approval, exercised its negative discretion option whereby the grant for the three-year period beginning 2015 was cancelled and therefore there was no pay-out.  In addition, the Company entered into similar LTIP agreements with Thomas A. Barron, the President of CCB for the years 2015-2017 that allows shares to be earned based on the compound annual growth rate in diluted earnings per share over a three-year period.  At December 31, 2017, there were three LTIP agreements in place for the years 2015-2017.  The Company recognized $0.4 million and $0.2 million in expense for years 2017 and 2016, and no expense for the year ended 2015.  The Company also entered into a similar agreement with J. Kimbrough Davis, Chief Financial Officer of the Company, which is being phased in over a three year period (2017-2019) that allows shares to be earned based on the compound annual growth rate in diluted earnings per share.  The Company recognized $0.1 million in expense for the year ended 2017 under this agreement.

DSPP.  The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.  Under the 2011 DSPP there were 150,000 shares reserved for issuance.  For 2017, the Company issued 10,340 shares and recognized approximately $22,000 in expense under the DSPP.  For 2016, the Company issued 15,530 shares and recognized approximately $23,000 in expense under the DSPP.  For 2015, the Company issued 12,494 shares under the DSPP and recognized approximately $19,000 in expense related to this plan.  At December 31, 2017, there are 48,380 shares eligible for issuance under the 2011 DSPP.

ASPP.  Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Under the 2011 ASPP there were 593,750 shares of common stock reserved for issuance.   For 2017, 28,874 shares were acquired and approximately $94,000 in expense was recognized under the ASPP.  For 2016, 44,782 shares were acquired and approximately $100,000 in expense was recognized under the ASPP.  For 2015, 21,088 shares were acquired under the ASPP and approximately $52,000 in expense was recognized related to this plan.  At December 31, 2017, 323,576 shares remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $3.28 for 2017.  For 2016 and 2015, the weighted average fair value purchase right granted was $2.22 and $2.36, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2017	2016	2015
Dividend yield	1.2%	1.1%	0.8%
Expected volatility	21.6%	19.5%	19.0%
Risk-free interest rate	0.9%	0.4%	0.1%
Expected life (in years)	0.5	0.5	0.5

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

(Dollars in Thousands)	2017	2016	2015
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$152,585	$141,039	$140,359
Service Cost	6,752	6,453	6,859
Interest Cost	5,750	5,587	5,750
Actuarial Loss (Gain)	10,877	9,118	(6,880)
Benefits Paid	(10,541)	(9,412)	(4,825)
Expenses Paid	(339)	(200)	(224)
Projected Benefit Obligation at End of Year	$165,084	$152,585	$141,039

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$113,813	$105,792	$108,172
Actual Return on Plan Assets	16,786	7,633	(2,331)
Employer Contributions	10,000	10,000	5,000
Benefits Paid	(10,541)	(9,412)	(4,825)
Expenses Paid	(339)	(200)	(224)
Fair Value of Plan Assets at End of Year	$129,719	$113,813	$105,792

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$35,365	$38,772	$35,247

Accumulated Benefit Obligation at End of Year	$144,139	$130,109	$121,609

Components of Net Periodic Benefit Costs:
Service Cost	$6,752	$6,453	$6,859
Interest Cost	5,750	5,587	5,750
Expected Return on Plan Assets	(8,026)	(7,736)	(7,820)
Amortization of Prior Service Costs	223	278	309
Net Loss Amortization	3,812	3,201	3,564
Net Periodic Benefit Cost	$8,511	$7,783	$8,662

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	3.71%	4.21%	4.52%
Rate of Compensation Increase	3.25%	3.25%	3.25%
Measurement Date	12/31/17	12/31/16	12/31/15

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.21%	4.52%	4.15%
Expected Return on Plan Assets	7.25%	7.50%	7.50%
Rate of Compensation Increase	3.25%	3.25%	3.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss	$2,117	$9,221	$3,272
Prior Service Cost	(223)	(278)	(309)
Net Loss	(3,812)	(3,201)	(3,564)
Deferred Tax (Benefit) Expense	5,898	(2,216)	232
Other Comprehensive Loss (Gain), net of tax	$3,980	$3,526	$(369)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$38,698	$40,392	$34,373
Prior Service Cost	265	488	766
Deferred Tax Benefit	(9,876)	(15,772)	(13,556)
Accumulated Other Comprehensive Loss, net of tax	$29,087	$25,108	$21,583

The Company expects to recognize $3.7 million of the net actuarial loss and $0.2 million of the prior service cost reflected in accumulated other comprehensive income at December 31, 2017 as a component of net periodic benefit cost during 2018.

Effective December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for the defined benefit and supplemental executive retirement plans.  This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows for the benefit obligations.  Historically, the estimated service and interest cost components utilized a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations at the beginning of the period.  The Company elected this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  The change was accounted for as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly was accounted for prospectively, with the resulting change impacting the recognition of net periodic benefit expense beginning January 1, 2016.

Plan Assets. The Company’s pension plan asset allocation at year-end 2017 and 2016, and the target asset allocation for 2018 are as follows:

	Target	Percentage of Plan
	Allocation	Assets at Year-End(1)
	2018	2017	2016
Equity Securities	70%	74%	66%
Debt Securities	25%	21%	20%
Cash and Cash Equivalents	5%	5%	14%
Total	100%	100%	100%

(1)    Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

The Company’s pension plan assets are overseen by the CCBG Retirement Committee.  Capital City Trust Company acts as the investment manager for the plan.  The investment strategy is to maximize return on investments while minimizing risk.  The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in mutual funds that include various high-grade equity securities and investment-grade debt issuances with varying investment strategies.  The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets.  The Company considers historical performance data and economic/financial data to arrive at expected long-term rates of return for each asset category.

The major categories of assets in the Company’s pension plan as of December 31 are presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value Measurements).

(Dollars in Thousands)	2017	2016
Level 1:
Mutual Funds	$118,474	$96,079
Cash and Cash Equivalents	7,103	15,345

Level 2:
U.S. Government Agency	4,142	2,389

Total Fair Value of Plan Assets	$129,719	$113,813

Expected Benefit Payments. As of December 31, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)	2017
2018	$11,487
2019	11,471
2020	10,563
2021	12,488
2022	10,936
2023 through 2027	57,441
Total	$114,386

Contributions.  The following table details the amounts contributed to the pension plan in 2016 and 2017, and the expected amount to be contributed in 2018.

			Expected
			Contribution
(Dollars in Thousands)	2016	2017	2018(1)
Actual Contributions	$10,000	$10,000	$10,000

(1)     For 2018, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

(Dollars in Thousands)	2017	2016	2015
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$5,741	$4,842	$3,003
Service Cost	-	-	3
Interest Cost	191	162	133
Actuarial Loss	1,353	737	1,703
Projected Benefit Obligation at End of Year	$7,285	$5,741	$4,842

Funded Status of Plan and Accrued Liability Recognized at End of Year:

Other Liabilities	$7,285	$5,741	$4,842

Accumulated Benefit Obligation at End of Year	$6,485	$4,913	$4,348

Components of Net Periodic Benefit Costs:
Service Cost	$-	$-	$3
Interest Cost	191	162	133
Amortization of Prior Service Cost	-	-	7
Net Loss Amortization	597	759	179
Net Periodic Benefit Cost	$788	$921	$322

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	3.53%	3.92%	4.13%
Rate of Compensation Increase	3.25%	3.25%	3.25%
Measurement Date	12/31/17	12/31/16	12/31/15

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	3.92%	4.13%	4.15%
Rate of Compensation Increase	3.25%	3.25%	3.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss	$1,353	$737	$1,703
Prior Service Cost	-	-	(7)
Net Loss	(597)	(759)	(179)
Deferred Tax (Benefit) Expense	(77)	8	(585)
Other Comprehensive Loss (Gain), net of tax	$679	$(14)	$932

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss	$1,626	$870	$892
Deferred Tax Benefit	(412)	(336)	(344)
Accumulated Other Comprehensive Loss, net of tax	$1,214	$534	$548

The Company expects to recognize approximately $1.6 million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2017 as a component of net periodic benefit cost during 2018.

Effective December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for the supplemental executive retirement plans to mirror the change previously noted for the defined benefit plan.

Expected Benefit Payments. As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)	2017
2018	$3,427
2019	3,995
2020	-
2021	-
2022	-
2023 through 2027	-
Total	$7,422

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant's compensation for eligible associates.  During 2017, the Company made matching contributions of $0.6 million.  For the years 2016 and 2015, the Company made matching contributions of $0.6 and $0.5 million, respectively.  The participant may choose to invest their contributions into twenty-seven investment options available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  Shares issued to participants have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2017, 2016 and 2015.

Note 13

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands)	2017	2016	2015
Numerator:
Net Income	$10,863	$11,746	$9,116

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	16,952	16,989	17,273
Effects of Dilutive Securities Stock Compensation Plans	61	72	45

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,013	17,061	17,318

Basic Earnings Per Share	$0.64	$0.69	$0.53
Diluted Earnings Per Share	$0.64	$0.69	$0.53

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 (subject to a phase-in period for certain provisions).  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity tier 1, total capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital (as defined) to average assets (as defined).  Under the Basel III rules, the Company must hold a capital conservation buffer above the well capitalized risk-based capital ratios.  The capital conservation buffer is being phased in as follows:  1.25% in 2017, 1.875% in 2018, and 2.50% in 2019.  Management believes, at December 31, 2017 and 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum common equity tier 1, total risk-based, tier 1 risk based and tier 1 leverage ratios as set forth in the following tables.  There are not conditions or events since the notification that management believes have changed the Bank’s category.  The Company and Bank’s actual capital amounts and ratios at December 31, 2017 and 2016 are presented in the following table.

					To Be Well-
					Capitalized Under
			Required		Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2017
Common Equity Tier 1:
CCBG	$234,477	13.42%	$78,648	4.50%	*	*
CCB	275,796	15.83%	78,418	4.50%	$113,270	6.50%

Tier 1 Capital:
CCBG	285,477	16.33%	104,864	6.00%	*	*
CCB	275,796	15.83%	104,557	6.00%	139,410	8.00%

Total Capital:
CCBG	298,784	17.10%	139,819	8.00%	*	*
CCB	289,103	16.59%	139,410	8.00%	174,262	10.00%

Tier 1 Leverage:
CCBG	285,477	10.47%	109,082	4.00%	*	*
CCB	275,796	10.14%	108,764	4.00%	135,956	5.00%

2016
Common Equity Tier 1:
CCBG	$220,211	12.61%	$78,587	4.50%	*	*
CCB	268,811	15.44%	78,356	4.50%	$113,182	6.50%

Tier 1 Capital:
CCBG	270,801	15.51%	104,783	6.00%	*	*
CCB	268,811	15.44%	104,475	6.00%	139,300	8.00%

Total Capital:
CCBG	284,232	16.28%	139,710	8.00%	*	*
CCB	282,242	16.21%	139,300	8.00%	174,126	10.00%

Tier 1 Leverage:
CCBG	270,801	10.23%	105,909	4.00%	*	*
CCB	268,811	10.18%	105,652	4.00%	132,066	5.00%

* Not applicable to bank holding companies.

Dividend Restrictions.  In the ordinary course of business, the Company is dependent upon dividends from its banking subsidiary to provide funds for the payment of dividends to shareowners and to provide for other cash requirements.  Banking regulations may limit the amount of dividends that may be paid.  Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Company’s banking subsidiary to fall below specified minimum levels.  Approval is also required if dividends declared exceed the net profits of the banking subsidiary for that year combined with the retained net profits for proceeding two years.  In 2018, the bank subsidiary may declare dividends without regulatory approval of $3.4 million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2018 up to the date of any such dividend declaration.

Note 15

OTHER COMPREHENSIVE INCOME (LOSS)

FASB Topic ASC 220, “Comprehensive Income” requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Total comprehensive income is reported in the consolidated statements of comprehensive income and changes in shareowners’ equity.

The Company elected to early adopt FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and reclassify to retained earnings the stranded effects in accumulated other comprehensive income related to the Tax Act.

The following table summarizes the tax effects for each component of other comprehensive income (loss) and includes separately the reclassification adjustment for investment securities and benefit plans:

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,459)	$564	$(895)
Amortization of losses on securities transferred from available for sale to
held to maturity	73	(29)	44
Total Investment Securities	(1,386)	535	(851)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	223	(86)	137
Reclassification adjustment for amortization of net loss	4,409	(1,622)	2,787
Current year actuarial loss	(3,470)	1,159	(2,311)
Total Benefit Plans	1,162	(549)	613

Total Other Comprehensive Loss	$(224)	$(14)	$(238)

2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(828)	$322	$(506)
Amortization of losses on securities transferred from available for sale to
held to maturity	82	(32)	50
Total Investment Securities	(746)	290	(456)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	278	(107)	171
Reclassification adjustment for amortization of net loss	3,960	(1,528)	2,432
Current year actuarial loss	(9,958)	3,843	(6,115)
Total Benefit Plans	(5,720)	2,208	(3,512)

Total Other Comprehensive Loss	$(6,466)	$2,498	$(3,968)

2015
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(373)	$143	$(230)
Amortization of losses on securities transferred from available for sale to
held to maturity	76	(31)	45
Total Investment Securities	(297)	112	(185)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	316	(122)	194
Reclassification adjustment for amortization of net loss	3,743	(1,444)	2,299
Current year actuarial loss	(4,975)	1,919	(3,056)
Total Benefit Plans	(916)	353	(563)

Total Other Comprehensive Loss	$(1,213)	$465	$(748)

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2017	$(583)	$(25,642)	$(26,225)
Other comprehensive loss during the period	(851)	613	(238)
Adoption of ASU No. 2018-02	(309)	(5,272)	(5,581)
Balance as of December 31, 2017	$(1,743)	$(30,301)	$(32,044)

Balance as of January 1, 2016	$(127)	$(22,130)	$(22,257)
Other comprehensive loss during the period	(456)	(3,512)	(3,968)
Balance as of December 31, 2016	$(583)	$(25,642)	$(26,225)

Balance as of January 1, 2015	$59	$(21,568)	$(21,509)
Other comprehensive income (loss) during the period	(186)	(562)	(748)
Balance as of December 31, 2015	$(127)	$(22,130)	$(22,257)

Note 16

RELATED PARTY TRANSACTIONS

At December 31, 2017 and 2016, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $7.4 million and $8.5 million, respectively.  During 2017, $7.3 million in new loans were made and repayments totaled $8.4 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Deposits from certain directors, executive officers, and their related interests totaled $26.6 million and $17.9 million at December 31, 2017 and 2016, respectively.

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

William G. Smith, III, the son of our Chairman, President and Chief Executive Officer, William G. Smith, Jr., is employed as a Vice President of Capital City Bank.  In 2017, William G. Smith, III’s total compensation (consisting of annual base salary, annual bonus, and stock-based compensation) was approximately $143,500.  His compensation was determined in accordance with our standard employment and compensation practices applicable to associates with similar responsibilities and positions.

Note 17

OTHER NONINTEREST EXPENSE

Components of other noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2017	2016	2015
Legal Fees	1,933	2,311	2,506
Professional Fees	3,689	3,424	3,789
Telephone	2,405	2,296	1,976
Advertising	1,731	1,702	1,391
Processing Services	6,253	6,471	6,540
Insurance – Other	1,626	2,060	2,737
Other	7,961	8,021	8,211
Total	$25,598	$26,285	$27,150

Note 18

COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  At December 31, the amounts associated with the Company’s off-balance sheet obligations were as follows:

	2017			2016
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$78,390	$366,750	$445,140	$69,993	$332,420	$402,413
Standby Letters of Credit	4,678	-	4,678	4,768	-	4,768
Total	$83,068	$366,750	$449,818	$74,761	$332,420	$407,181

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $0.5 million in 2017, $0.5 million in 2016, and $0.5 million in 2015.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2017, are as follows (dollars in millions):  2018, $0.5; 2019, $0.4; 2020, $0.4; 2021, $0.4, thereafter, $2.0.

Contingencies.  The Company is a party to lawsuits and claims arising out of the normal course of business.  In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Further information on the swap contract is contained within Note 19 below.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly payments during 2017 totaled $371,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At December 31, 2017, there were no amounts payable.

A summary of fair values for assets and liabilities at December 31 consisted of the following:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
2017
Securities Available for Sale:
U.S. Government Treasury	$235,341	$-	$-	$235,341
U.S. Government Agency	-	144,644	-	144,644
States and Political Subdivisions	-	91,157	-	91,157
Mortgage-Backed Securities	-	1,185	-	1,185
Equity Securities	-	8,584	-	8,584

2016
Securities Available for Sale:
U.S. Government Treasury	$286,278	$-	$-	$286,278
U.S. Government Agency	-	131,640	-	131,640
State and Political Subdivisions	-	94,839	-	94,839
Mortgage-Backed Securities	-	1,430	-	1,430
Equity Securities	-	8,547	-	8,547

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $6.1 million with a valuation allowance of $1.1 million at December 31, 2017 and $6.3 million and $0.6 million, respectively, at December 31, 2016.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During 2017 and 2016, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and record valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments at December 31 consisted of the following:

	2017
(Dollars in Thousands)	Carrying	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$58,419	$58,419	$-	$-
Short-Term Investments	227,023	227,023	-	-
Investment Securities, Available for Sale	480,911	235,341	245,570	-
Investment Securities, Held to Maturity	216,679	97,815	117,192	-
Loans Held for Sale	4,817	-	4,817	-
Loans, Net of Allowance for Loan Losses	1,640,185	-	-	1,625,310

LIABILITIES:
Deposits	$2,469,877	$-	$2,382,818	$-
Short-Term Borrowings	7,480	-	7,482	-
Subordinated Notes Payable	52,887	-	41,718	-
Long-Term Borrowings	13,967	-	14,081	-

	2016
(Dollars in Thousands)	Carrying	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$48,268	$48,268	$-	$-
Short-Term Investments	247,779	247,779	-	-
Investment Securities, Available for Sale	522,734	286,278	236,456	-
Investment Securities, Held to Maturity	177,365	119,157	57,589	-
Loans Held for Sale	10,886	-	10,886	-
Loans, Net of Allowance for Loan Losses	1,547,858	-	-	1,543,576

LIABILITIES:
Deposits	$2,412,286	$-	$2,272,572	$-
Short-Term Borrowings	12,749	-	12,802	-
Subordinated Notes Payable	52,887	-	42,024	-
Long-Term Borrowings	14,881	-	15,122	-

All non-financial instruments are excluded from the above table.  The disclosures also do not include goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2017	2016
ASSETS
Cash and Due From Subsidiary Bank	$17,515	$9,618
Investment in Subsidiary Bank	327,416	325,337
Other Assets	5,112	5,563
Total Assets	$350,043	$340,518

LIABILITIES
Short-Term Borrowings	$-	$3,000
Long-Term Borrowings	2,700	-
Subordinated Notes Payable	52,887	52,887
Other Liabilities	10,246	9,463
Total Liabilities	65,833	65,350

SHAREOWNERS’ EQUITY
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,988,951 and 16,844,698 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	170	168
Additional Paid-In Capital	36,674	34,188
Retained Earnings	279,410	267,037
Accumulated Other Comprehensive Loss, Net of Tax	(32,044)	(26,225)
Total Shareowners’ Equity	284,210	275,168
Total Liabilities and Shareowners’ Equity	$350,043	$340,518

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2017	2016	2015
OPERATING INCOME
Income Received from Subsidiary Bank:
Overhead Fees	$4,813	$4,700	$4,604
Dividends	12,000	9,300	9,200
Other Income	124	2,675	424
Total Operating Income	16,937	16,675	14,228

OPERATING EXPENSE
Salaries and Associate Benefits	4,384	4,247	3,395
Interest on Subordinated Notes Payable	1,761	1,527	1,368
Professional Fees	1,072	1,114	1,078
Advertising	130	160	105
Legal Fees	140	167	168
Other	737	718	699
Total Operating Expense	8,224	7,933	6,813
Earnings Before Income Taxes and Equity in Undistributed
Earnings of Subsidiary Bank	8,713	8,742	7,415
Income Tax Expense (Benefit)	166	(1,492)	(342)
Earnings Before Equity in Undistributed Earnings of Subsidiary Bank	8,547	10,234	7,757
Equity in Undistributed Earnings of Subsidiary Bank	2,316	1,512	1,359
Net Income	$10,863	$11,746	$9,116

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,863	$11,746	$9,116
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(2,316)	(1,512)	(1,359)
Stock Compensation	1,502	1,260	1,109
Gain on Retirement of Trust Preferred Securities	-	(2,487)	-
Decrease (Increase) in Other Assets	450	(399)	191
Increase in Other Liabilities	960	345	444
Net Cash Provided By Operating Activities	11,459	8,953	9,501

CASH FROM FINANCING ACTIVITIES:
Redemption of Subordinated Notes	-	(7,500)	-
Proceeds from Short-Term Borrowings	-	3,750	-
Repayment of Short-Term Borrowings	-	(750)	-
Repayment of Long-Term Borrowings	(300)	-	-
Dividends Paid	(4,071)	(2,890)	(2,241)
Issuance of Common Stock Under Compensation Plans	809	840	507
Payments to Repurchase Common Stock	-	(6,312)	(5,981)
Net Cash Used In Financing Activities	(3,562)	(12,862)	(7,715)

Net Increase (Decrease) in Cash	7,897	(3,909)	1,786
Cash at Beginning of Year	9,618	13,527	11,741
Cash at End of Year	$17,515	$9,618	$13,527

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  At December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), at December 31, 2017.

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

Ernst & Young LLP, an independent registered certified public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2017, and opined as to the effectiveness of internal control over financial reporting at December 31, 2017, as stated in its attestation report, which is included herein on page 110.

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

Report of Independent Registered Certified Public Accounting Firm

To the Shareowners and Board of Directors of

Capital City Bank Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital City Bank Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated March 5, 2018 expressed  an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

Tampa, Florida

March 5, 2018

Part III

Item 10.      Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the sections entitled “Proposal No. 1 – Election of Directors”,  “Corporate Governance at Capital City,” “Share Ownership” and “Board Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2018.

Item 11.     Executive Compensation

Incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2018.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

The 2011 Associate Incentive Plan, 2011 Associate Stock Purchase Plan, and 2011 Director Stock Purchase Plan were approved by the Registrant’s shareowners.  The following table provides certain information regarding the Registrant’s equity compensation plans.

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price	under equity compensation
	outstanding options, warrants	of outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Securities Holders	—	$—	897,199(1)
Equity Compensation Plans Not
Approved by Securities Holders	—	—	—
Total	—	$—	897,199

(1)

Consists of 525,243 shares available for issuance under our 2011 Associate Incentive Plan, 323,576 shares available for issuance under our 2011 Associate Stock Purchase Plan, and 48,380 shares available for issuance under our 2011 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2011 Associate Incentive Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2018.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the sections entitled “Transactions With Related Persons” and “Corporate Governance at Capital City” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2018.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Committee Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2018.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

        1.     Financial Statements

                Report of Independent Registered Certified Public Accounting Firm

                Consolidated Statements of Financial Condition at the End of Fiscal Years 2017 and 2016

                Consolidated Statements of Income for Fiscal Years 2017, 2016, and 2015

                Consolidated Statements of Comprehensive Income for Fiscal Years 2017, 2016, and 2015

Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2017, 2016, and 2015

                Consolidated Statements of Cash Flows for Fiscal Years 2017, 2016, and 2015

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

21                           Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2017.**

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

Item 16.    Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 5, 2018, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 5, 2018 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

/s/ J. Kimbrough Davis

J. Kimbrough Davis

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 5, 2018, on its behalf by the undersigned, thereunto duly authorized.
Directors:

/s/ Thomas A. Barron	/s/ Eric Grant
Thomas A. Barron	Eric Grant

/s/ Allan G. Bense	/s/ John K. Humphress
Allan G. Bense	John K. Humphress

/s/ Frederick Carroll, III	/s/ Laura Johnson
Frederick Carroll, III	Laura Johnson

/s/ Cader B. Cox, III	/s/ Henry Lewis III
Cader B. Cox, III	Henry Lewis III

/s/ Stanley W. Connally, Jr.	/s/ John G. Sample, Jr
Stanley W. Connally, Jr	John G. Sample, Jr

/s/ J. Everitt Drew	/s/ William G. Smith, Jr.
J. Everitt Drew	William G. Smith, Jr.