Form 10-K/A
period 2017-12-31
CAPITAL CITY BANK GROUP INC
filed 2018-04-18
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

____________________

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

(Exact name of Registrant as specified in its charter)

Florida	0-13358	59-2273542
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
217 North Monroe Street, Tallahassee, Florida		32301
(Address of principal executive offices)		(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report Form 10-K is being filed solely for the purpose of furnishing Exhibit 101, which contains certain financial information formatted in XBRL.  Exhibit 101 was inadvertently omitted from the initial filing.  Except for the addition of these files, there have been no changes in any of the financial or other information contained in the originally filed report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on April 18, 2018, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 18, 2018 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

/s/ J. Kimbrough Davis

J. Kimbrough Davis

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit Index

The following documents are filed as part of this report

        1.     Exhibits Required to be Filed by Item 601 of Regulation S-K

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