Form 10-Q
period 2018-03-31
CAPITAL CITY BANK GROUP INC
filed 2018-05-04
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

At April 30, 2018, 17,044,066 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in Thousands)	2018	2017
ASSETS
Cash and Due From Banks	$47,804	$58,419
Federal Funds Sold and Interest Bearing Deposits	250,821	227,023
Total Cash and Cash Equivalents	298,625	285,442

Investment Securities, Available for Sale, at fair value	471,836	480,911
Investment Securities, Held to Maturity, at amortized cost (fair value of $222,210 and $215,007)	225,552	216,679
Total Investment Securities	697,388	697,590

Loans Held For Sale	4,845	4,817

Loans, Net of Unearned Income	1,661,895	1,653,492
Allowance for Loan Losses	(13,258)	(13,307)
Loans, Net	1,648,637	1,640,185

Premises and Equipment, net	90,939	91,698
Goodwill	84,811	84,811
Other Real Estate Owned	3,330	3,941
Other Assets	96,257	90,310
Total Assets	$2,924,832	$2,898,794

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$890,482	$874,583
Interest Bearing Deposits	1,608,402	1,595,294
Total Deposits	2,498,884	2,469,877

Short-Term Borrowings	4,893	7,480
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	13,333	13,967
Other Liabilities	66,475	70,373
Total Liabilities	2,636,472	2,614,584

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,044,066 and 16,988,951 shares
issued and outstanding at March 31, 2018 and December 31, 2017, respectively	171	170
Additional Paid-In Capital	37,343	36,674
Retained Earnings	283,990	279,410
Accumulated Other Comprehensive Loss, net of tax	(33,144)	(32,044)
Total Shareowners’ Equity	288,360	284,210
Total Liabilities and Shareowners' Equity	$2,924,832	$2,898,794

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2018	2017
INTEREST INCOME
Loans, including Fees	$19,535	$18,005
Investment Securities:
Taxable Securities	2,523	1,783
Tax Exempt Securities	239	259
Federal Funds Sold and Interest Bearing Deposits	917	493
Total Interest Income	23,214	20,540

INTEREST EXPENSE
Deposits	868	281
Short-Term Borrowings	8	45
Subordinated Notes Payable	475	379
Other Long-Term Borrowings	100	99
Total Interest Expense	1,451	804

NET INTEREST INCOME	21,763	19,736
Provision for Loan Losses	745	310
Net Interest Income After Provision For Loan Losses	21,018	19,426

NONINTEREST INCOME
Deposit Fees	4,872	5,090
Bank Card Fees	2,811	2,803
Wealth Management Fees	2,173	1,842
Mortgage Banking Fees	1,057	1,308
Other	1,564	1,675
Total Noninterest Income	12,477	12,718

NONINTEREST EXPENSE
Compensation	15,911	15,859
Occupancy, net	4,551	4,381
Other Real Estate Owned, net	626	583
Other	6,818	7,099
Total Noninterest Expense	27,906	27,922

INCOME BEFORE INCOME TAXES	5,589	4,222
Income Tax (Benefit) Expense	(184)	1,478

NET INCOME	$5,773	$2,744

BASIC NET INCOME PER SHARE	$0.34	$0.16
DILUTED NET INCOME PER SHARE	$0.34	$0.16

Average Basic Shares Outstanding	17,028	16,919
Average Diluted Shares Outstanding	17,073	16,944

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in Thousands)	2018	2017
NET INCOME	$5,773	$2,744
Other comprehensive income (loss), before tax:
Change in net unrealized gain/loss on securities available for sale	(1,488)	505
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	15	20
Total Investment Securities	(1,473)	525
Other comprehensive income (loss), before tax	(1,473)	525
Deferred tax (benefit) expense related to other comprehensive income	(373)	(204)
Other comprehensive income (loss), net of tax	(1,100)	321
TOTAL COMPREHENSIVE INCOME	$4,673	$3,065

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Shares	Common	Additional	Retained	Loss, Net of
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Paid-In Capital	Earnings	Taxes	Total
Balance, January 1, 2017	16,844,698	$168	$34,188	$267,037	$(26,225)	$275,168
Net Income	-	-	-	2,744	-	2,744
Other Comprehensive Income, net of tax	-	-	-	-	321	321
Cash Dividends ($0.0500 per share)	-	-	-	(847)	-	(847)
Stock Based Compensation	-	-	408	-	-	408
Impact of Transactions Under Compensation Plans, net	109,351	2	263	-	-	265
Balance, March 31, 2017	16,954,049	$170	$34,859	$268,934	$(25,904)	$278,059

Balance, January 1, 2018	16,988,951	$170	$36,674	$279,410	$(32,044)	$284,210
Net Income	-	-	-	5,773	-	5,773
Other Comprehensive Income, net of tax	-	-	-	-	(1,100)	(1,100)
Cash Dividends ($0.0700 per share)	-	-	-	(1,193)	-	(1,193)
Stock Based Compensation	-	-	331	-	-	331
Impact of Transactions Under Compensation Plans, net	55,115	1	338	-	-	339
Balance, March 31, 2018	17,044,066	$171	$37,343	$283,990	$(33,144)	$288,360

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,773	$2,744
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	745	310
Depreciation	1,605	1,735
Amortization of Premiums, Discounts, and Fees, net	1,723	1,575
Net (Increase) Decrease in Loans Held-for-Sale	(28)	3,388
Stock Compensation	331	408
Net Tax Benefit From Stock-Based Compensation	(41)	-
Deferred Income Taxes	1,407	1,174
Net Loss on Sales and Write-Downs of Other Real Estate Owned	554	490
Net (Increase) Decrease in Other Assets	(6,173)	7,926
Net (Decrease) Increase in Other Liabilities	(3,706)	4,168
Net Cash Provided By Operating Activities	2,190	23,918

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(35,953)	(10,738)
Payments, Maturities, and Calls	26,696	29,338
Securities Available for Sale:
Purchases	(49,749)	(50,022)
Payments, Maturities, and Calls	55,221	30,732
Purchases of Loans Held for Investment	(3,965)	(18,513)
Net Increase in Loans	(5,514)	(6,099)
Proceeds From Sales of Other Real Estate Owned	364	2,114
Purchases of Premises and Equipment	(847)	(923)
Net Cash Used In Investing Activities	(13,747)	(24,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	29,007	47,019
Net Decrease in Short-Term Borrowings	(2,587)	(2,146)
Repayment of Other Long-Term Borrowings	(634)	(1,421)
Dividends Paid	(1,193)	(847)
Issuance of Common Stock Under Compensation Plans	147	88
Net Cash Provided By Financing Activities	24,740	42,693

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,183	42,500

Cash and Cash Equivalents at Beginning of Period	285,442	296,047
Cash and Cash Equivalents at End of Period	$298,625	$338,547

Supplemental Cash Flow Disclosures:
Interest Paid	$1,451	$808
Income Taxes Paid	$-	$691

Noncash Investing and Financing Activities:
Loans and Premises Transferred to Other Real Estate Owned	$307	$1,541

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

The consolidated statement of financial condition at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Accounting Changes

Revenue Recognition.  Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, and revenue related to the sale of residential mortgages in the secondary market, as these activities are subject to other GAAP discussed elsewhere within our disclosures.  Descriptions of the major revenue-generating activities that are within the scope of ASC 606, which are presented in the accompanying statements of income as components of non-interest income are as follows:

Deposit Fees - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue.  Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed.  Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

Wealth Management - trust fees and retail brokerage fees – trust fees represent monthly fees due from wealth management customers as consideration for managing the customer’s assets. Trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. Revenue is recognized when the Company’s performance obligation is completed each month or quarter, which is the time that payment is received. Also, retail brokerage fees are received from a third party broker-dealer, for which the Company acts as an agent, as part of a revenue-sharing agreement for fees earned from customers that are referred to the third party.  These fees are for transactional and advisory services and are paid by the third party on a monthly basis and recognized ratably throughout the quarter as the Company’s performance obligation is satisfied.

Bank Card Fees – bank card related fees primarily includes interchange income from client use of consumer and business debit cards.  Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network.  Interchange fees are set by the credit card associations and are based on cardholder purchase volumes.  The Company records interchange income as transactions occur.

Gains and Losses from the Sale of Bank Owned Property – the performance obligation in the sale of other real estate owned typically will be the delivery of control over the property to the buyer.  If the Company is not providing the financing of the sale, the transaction price is typically identified in the purchase and sale agreement.  However, if the Company provides seller financing, the Company must determine a transaction price, depending on if the sale contract is at market terms and taking into account the credit risk inherent in the arrangement.

Other non-interest income primarily includes items such as mortgage banking fees (gains from the sale of residential mortgage loans held for sale), bank-owned life insurance, and safe deposit box fees none of which are subject to the requirements of ASC 606.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affects the determination of the amount and timing of revenue from the above-described contracts with customers.

The Company has applied ASC 606 using the modified retrospective approach effective on January 1, 2018 to all existing contracts with customers covered under the scope of the standard.  The Company did not have an aggregate effect of modification resulting from adoption of ASC 606, and no financial statement line items were affected by this change in accounting standard.

Equity Securities. Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax.  Equity securities without readily determinable fair values are recorded at cost less any impairment, if any.  At March 31, 2018, the Company reclassified one security in the amount of $0.8 million to other assets in accordance with this accounting standard.

Employee Benefit Plans. Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715) requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. In accordance with this accounting standard, the Company reclassified the non-service cost components of its net periodic benefit cost to other noninterest expense in the accompanying statements of income (See Note 5 – Employee Benefit Plans). Prior year amounts were retrospectively adjusted in accordance with the accounting standard.  The effects on the statements of income were as follows:

Period Presented	Line Item
(Dollars in Thousands)	Compensation	Other Expense
Three Months Ended March 31, 2018	($455)	$455
Three Months Ended December 31, 2017	($637)	$637
Three Months Ended March 31, 2017	($637)	$637

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	March 31, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$240,933	$5	$3,361	$237,577	$237,505	$-	$2,164	$235,341
U.S. Government Agency	149,074	667	670	149,071	144,324	727	407	144,644
States and Political Subdivisions	76,486	-	343	76,143	91,533	2	378	91,157
Mortgage-Backed Securities	1,082	77	-	1,159	1,102	83	-	1,185
Equity Securities(1)	7,886	-	-	7,886	8,584	-	-	8,584
Total	$475,461	$749	$4,374	$471,836	$483,048	$812	$2,949	$480,911

Held to Maturity
U.S. Government Treasury	$78,184	$-	$664	$77,520	$98,256	$-	$441	$97,815
States and Political Subdivisions	6,940	-	42	6,898	6,996	-	41	6,955
Mortgage-Backed Securities	140,428	39	2,675	137,792	111,427	22	1,212	110,237
Total	$225,552	$39	$3,381	$222,210	$216,679	$22	$1,694	$215,007

Total Investment Securities	$701,013	$788	$7,755	$694,046	$699,727	$834	$4,643	$695,918

(1)     Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $3.1 million, $4.8 million, respectively, at March 31, 2018 and includes Federal Home Loan Bank, Federal Reserve Bank and FNBB Inc. stock recorded at cost of $3.1 million, $4.8 million, and $0.8 million, respectively, at December 31, 2017.  The FNBB, Inc. equity investment was reclassified to other assets at March 31, 2018 in accordance with ASU 2016-01, which was adopted prospectively as allowed by the standard.

Securities with an amortized cost of $328.3 million and $328.1 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At March 31, 2018, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$85,838	$85,522	$43,838	$43,763
Due after one through five years	265,050	261,329	41,286	40,655
Mortgage-Backed Securities	1,082	1,159	140,428	137,792
U.S. Government Agency	115,605	115,940	-	-
Equity Securities	7,886	7,886	-	-
Total	$475,461	$471,836	$225,552	$222,210

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
Available for Sale
U.S. Government Treasury	$139,880	$1,820	$87,734	$1,541	$227,614	$3,361
U.S. Government Agency	55,536	376	28,120	294	83,656	670
States and Political Subdivisions	68,011	289	5,532	54	73,543	343
Mortgage-Backed Securities	2	-	-	-	2	-
Total	263,429	2,485	121,386	1,889	384,815	4,374

Held to Maturity
U.S. Government Treasury	47,622	454	29,898	210	77,520	664
States and Political Subdivisions	6,633	42	-	-	6,633	42
Mortgage-Backed Securities	94,379	1,560	28,226	1,115	122,605	2,675
Total	$148,634	$2,056	$58,124	$1,325	$206,758	$3,381

December 31, 2017
Available for Sale
U.S. Government Treasury	$155,443	$963	$79,900	$1,201	$235,343	$2,164
U.S. Government Agency	45,737	150	25,757	257	71,494	407
States and Political Subdivisions	82,999	320	5,549	58	88,548	378
Mortgage-Backed Securities	2	-	-	-	2	-
Total	284,181	1,433	111,206	1,516	395,387	2,949

Held to Maturity
U.S. Government Treasury	77,861	298	14,939	143	92,800	441
States and Political Subdivisions	6,955	41	-	-	6,955	41
Mortgage-Backed Securities	56,030	469	30,216	743	86,246	1,212
Total	$140,846	$808	$45,155	$886	$186,001	$1,694

Management evaluates securities for other than temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Declines in the fair value of  available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers, (i) whether it has decided to sell the security, (ii) whether it is more likely than not that the Company will have to sell the security before its market value recovers, and (iii) whether the present value of expected cash flows is sufficient to recover the entire amortized cost basis.  When assessing a security’s expected cash flows, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost and (ii) the financial condition and near-term prospects of the issuer.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by rating agencies have occurred, regulatory issues, and analysts’ reports.

At March 31, 2018, there were 538 positions (combined AFS and HTM) with unrealized losses totaling $7.8 million. 63 of these positions were U.S. government treasury securities guaranteed by the U.S. government. 236 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities, with the remaining 239 positions being municipal securities. Because the declines in the market value of these securities are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2018	December 31, 2017
Commercial, Financial and Agricultural	$198,775	$218,166
Real Estate – Construction	80,236	77,966
Real Estate – Commercial Mortgage	551,309	535,707
Real Estate – Residential(1)	322,038	311,906
Real Estate – Home Equity	223,994	229,513
Consumer(2)	285,543	280,234
Loans, Net of Unearned Income	$1,661,895	$1,653,492

(1)     Includes loans in process with outstanding balances of $15.9 million and $9.1 million at March 31, 2018 and December 31, 2017, respectively.

(2)     Includes overdraft balances of $1.2 million and $1.6 million at March 31, 2018 and December 31, 2017, respectively.

Net deferred costs included in loans were $1.4 million at March 31, 2018 and $1.5 million at December 31, 2017.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	March 31, 2018		December 31, 2017
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$567	$-	$629	$-
Real Estate – Construction	608	-	297	-
Real Estate – Commercial Mortgage	1,940	-	2,370	-
Real Estate – Residential	2,398	-	1,938	-
Real Estate – Home Equity	1,686	-	1,748	-
Consumer	115	-	177	36
Total Nonaccrual Loans	$7,314	$-	$7,159	$36

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
March 31, 2018
Commercial, Financial and Agricultural	$125	$149	$-	$274	$197,934	$198,775
Real Estate – Construction	162	-	-	162	79,466	80,236
Real Estate – Commercial Mortgage	360	917	-	1,277	548,092	551,309
Real Estate – Residential	1,252	33	-	1,285	318,355	322,038
Real Estate – Home Equity	234	1	-	235	222,073	223,994
Consumer	690	345	-	1,035	284,393	285,543
Total Past Due Loans	$2,823	$1,445	$-	$4,268	$1,650,313	$1,661,895

December 31, 2017
Commercial, Financial and Agricultural	$87	$55	$-	$142	$217,395	$218,166
Real Estate – Construction	811	-	-	811	76,858	77,966
Real Estate – Commercial Mortgage	437	195	-	632	532,705	535,707
Real Estate – Residential	701	446	-	1,147	308,821	311,906
Real Estate – Home Equity	80	2	-	82	227,683	229,513
Consumer	1,316	413	36	1,765	278,292	280,234
Total Past Due Loans	$3,432	$1,111	$36	$4,579	$1,641,754	$1,653,492

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
March 31, 2018
Beginning Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307
Provision for Loan Losses	(44)	128	(126)	180	(90)	697	745
Charge-Offs	(182)	(7)	(290)	(107)	(158)	(695)	(1,439)
Recoveries	166	1	123	84	61	210	645
Net Charge-Offs	(16)	(6)	(167)	(23)	(97)	(485)	(794)
Ending Balance	$1,131	$244	$4,053	$3,363	$2,319	$2,148	$13,258

Three Months Ended
March 31, 2017
Beginning Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431
Provision for Loan Losses	(36)	(68)	(187)	(166)	288	479	310
Charge-Offs	(93)	-	(71)	(116)	(92)	(624)	(996)
Recoveries	81	-	23	213	29	244	590
Net Charge-Offs	(12)	-	(48)	97	(63)	(380)	(406)
Ending Balance	$1,150	$100	$4,080	$3,376	$2,522	$2,107	$13,335

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
March 31, 2018
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$182	$114	$1,779	$1,412	$389	$1	$3,877
Loans Collectively
Evaluated for Impairment	949	130	2,274	1,951	1,930	2,147	9,381
Ending Balance	$1,131	$244	$4,053	$3,363	$2,319	$2,148	$13,258

December 31, 2017
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

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
March 31, 2018
Individually Evaluated for
Impairment	$1,283	$671	$18,445	$13,204	$3,198	$109	$36,910
Collectively Evaluated for
Impairment	197,492	79,565	532,864	308,834	220,796	285,434	1,624,985
Total	$198,775	$80,236	$551,309	$322,038	$223,994	$285,543	$1,661,895

December 31, 2017
Individually Evaluated for
Impairment	$1,378	$361	$19,280	$12,871	$3,332	$113	$37,335
Collectively Evaluated for
Impairment	216,788	77,605	516,427	299,035	226,181	280,121	1,616,157
Total	$218,166	$77,966	$535,707	$311,906	$229,513	$280,234	$1,653,492

March 31, 2017
Individually Evaluated for
Impairment	$1,238	$362	$23,061	$14,699	$3,514	$145	$43,019
Collectively Evaluated for
Impairment	213,357	59,576	480,807	290,293	227,786	270,121	1,541,940
Total	$214,595	$59,938	$503,868	$304,992	$231,300	$270,266	$1,584,959

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
March 31, 2018
Commercial, Financial and Agricultural	$1,283	$114	$1,169	$182
Real Estate – Construction	671	-	671	114
Real Estate – Commercial Mortgage	18,445	1,389	17,056	1,779
Real Estate – Residential	13,204	1,773	11,431	1,412
Real Estate – Home Equity	3,198	1,419	1,779	389
Consumer	109	42	67	1
Total	$36,910	$4,737	$32,173	$3,877

December 31, 2017
Commercial, Financial and Agricultural	$1,378	$118	$1,260	$215
Real Estate – Construction	361	297	64	1
Real Estate – Commercial Mortgage	19,280	1,763	17,517	2,165
Real Estate – Residential	12,871	1,516	11,355	1,220
Real Estate – Home Equity	3,332	1,157	2,175	515
Consumer	113	45	68	1
Total	$37,335	$4,896	$32,439	$4,117

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended March 31,
	2018		2017
	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income
Commercial, Financial and Agricultural	$1,330	$29	$1,140	$12
Real Estate – Construction	517	1	305	-
Real Estate – Commercial Mortgage	18,862	175	23,458	223
Real Estate – Residential	13,038	148	15,147	180
Real Estate – Home Equity	3,265	26	3,445	27
Consumer	111	2	159	2
Total	$37,123	$381	$43,654	$444

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
March 31, 2018
Special Mention	$3,937	$12,779	$62	$16,778
Substandard	1,050	30,173	486	31,709
Doubtful	-	-	-	-
Total Criticized Loans	$4,987	$42,952	$548	$48,487

December 31, 2017
Special Mention	$7,879	$13,324	$65	$21,268
Substandard	1,057	29,291	654	31,002
Doubtful	-	-	-	-
Total Criticized Loans	$8,936	$42,615	$719	$52,270

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

The following table presents loans classified as TDRs.

	March 31, 2018		December 31, 2017
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$802	$230	$822	$-
Real Estate – Construction	63	-	64	-
Real Estate – Commercial Mortgage	16,712	1,351	17,058	1,636
Real Estate – Residential	11,451	548	11,666	503
Real Estate – Home Equity	2,336	102	2,441	186
Consumer	108	-	113	-
Total TDRs	$31,472	$2,231	$32,164	$2,325

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended March 31,			Three Months Ended March 31,
	2018			2017
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	1	$497	$230	-	$-	$-
Real Estate – Construction	-	-	-	1	64	65
Real Estate – Commercial Mortgage	1	228	228	-	-	-
Real Estate – Home Equity	-	-	-	1	56	55
Consumer	-	-	-	-	-	-
Total TDRs	2	$725	$458	2	$120	$120

For the three months ended March 31, 2018 and March 31, 2017, there were no loans modified as TDRs within the previous 12 months that have substantially defaulted.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended March 31,		Three Months Ended March 31,
	2018		2017
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$228	-	$-
Interest rate adjustment	-	-	2	120
Extended amortization and interest rate adjustment	-	-	-	-
Principal Moratorium	1	230	-	-
Other	-	-	-	-
Total TDRs	2	$458	2	$120

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
Beginning Balance	$3,941	$10,638
Additions	307	1,541
Valuation Write-downs	(494)	(494)
Sales	(424)	(2,111)
Other	-	(73)
Ending Balance	$3,330	$9,501

Net expenses applicable to other real estate owned include the following:

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
Gains from the Sale of Properties	$(28)	$(106)
Losses from the Sale of Properties	88	102
Rental Income from Properties	(3)	(32)
Property Carrying Costs	75	125
Valuation Adjustments	494	494
Total	$626	$583

As of March 31, 2018, the Company had $1.8 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
Service Cost	$1,721	$1,688
Interest Cost	1,415	1,437
Expected Return on Plan Assets	(2,391)	(2,006)
Prior Service Cost Amortization	50	56
Net Loss Amortization	918	953
Net Periodic Benefit Cost	$1,713	$2,128

Discount Rate Used for Benefit Cost	3.71%	4.21%
Long-term Rate of Return on Assets	7.25%	7.25%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
Interest Cost	$57	$48
Net Loss Amortization	406	149
Net Periodic Benefit Cost	$463	$197

Discount Rate Used for Benefit Cost	3.53%	3.92%

The service cost component of net periodic benefit cost is reflected in compensation expense in the accompanying statements of income.  The other components of net periodic cost are included in “other” within the noninterest expense category in the statements of income.  See Note 1 – Significant Accounting Policies for additional information.

During the first quarter of 2018, the Company made a $10 million contribution to its defined benefit pension plan for the 2017 plan year.

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

	March 31, 2018			December 31, 2017
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$85,979	$387,437	$473,416	$78,390	$366,750	$445,140
Standby Letters of Credit	4,727	-	4,727	4,678	-	4,678
Total	$90,706	$387,437	$478,143	$83,068	$366,750	$449,818

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $115,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At March 31, 2018, there were no amounts payable.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
March 31, 2018
Securities Available for Sale:
U.S. Government Treasury	$237,577	$-	$-	$237,577
U.S. Government Agency	-	149,071	-	149,071
States and Political Subdivisions	-	76,143	-	76,143
Mortgage-Backed Securities	-	1,159	-	1,159
Equity Securities	-	7,886	-	7,886

December 31, 2017
Securities Available for Sale:
U.S. Government Treasury	$235,341	$-	$-	$235,341
U.S. Government Agency	-	144,644	-	144,644
States and Political Subdivisions	-	91,157	-	91,157
Mortgage-Backed Securities	-	1,185	-	1,185
Equity Securities	-	8,584	-	8,584

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $6.0 million with a valuation allowance of $1.0 million at March 31, 2018 and $6.1 million and $1.1 million, respectively, at December 31, 2017.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first three months of 2018, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

Loans.  The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based upon projected cash flows and estimated discount rates. For values reported prior to 2018, the discount rates used to projecting cash flows reflected the credit and interest rate risks inherent in each loan category.  The calculated present values are then reduced by an allocation of the allowance for loan losses against each respective loan category.  Pursuant to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, for values reported for the 2018 period, fair value reflects the incorporation of a liquidity discount to meet the objective of “exit price” valuation.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	March 31, 2018
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$47,804	$47,804	$-	$-
Short-Term Investments	250,821	250,821	-	-
Investment Securities, Available for Sale	471,836	237,577	234,259	-
Investment Securities, Held to Maturity	225,552	77,520	144,690	-
Equity Securities(1)	3,600	-	3,600	-
Loans Held for Sale	4,845	-	4,845	-
Loans, Net of Allowance for Loan Losses	1,648,637	-	-	1,617,733

LIABILITIES:
Deposits	$2,498,884	$-	$2,497,022	$-
Short-Term Borrowings	4,893	-	4,893	-
Subordinated Notes Payable	52,887	-	43,912	-
Long-Term Borrowings	13,333	-	13,363	-

	December 31, 2017
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$58,419	$58,419	$-	$-
Short-Term Investments	227,023	227,023	-	-
Investment Securities, Available for Sale	480,911	235,341	245,570	-
Investment Securities, Held to Maturity	216,679	97,815	117,192	-
Loans Held for Sale	4,817	-	4,817	-
Loans, Net of Allowance for Loan Losses	1,640,185	-	-	1,625,310

LIABILITIES:
Deposits	$2,469,877	$-	$2,382,818	$-
Short-Term Borrowings	7,480	-	7,482	-
Subordinated Notes Payable	52,887	-	41,718	-
Long-Term Borrowings	13,967	-	14,081	-

(1) Not readily marketable securities - reflected in other assets.

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
March 31, 2018
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,488)	$377	$(1,111)
Amortization of losses on securities transferred from available for sale to held to
maturity	15	(4)	11
Total Other Comprehensive Loss	$(1,473)	$373	$(1,100)

March 31, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$505	$(196)	$309
Amortization of losses on securities transferred from available for sale to held to
maturity	20	(8)	12
Total Other Comprehensive Income	$525	$(204)	$321

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2018	$(1,743)	$(30,301)	$(32,044)
Other comprehensive income during the period	(1,100)	-	(1,100)
Balance as of March 31, 2018	$(2,843)	$(30,301)	$(33,144)

Balance as of January 1, 2017	$(583)	$(25,642)	$(26,225)
Other comprehensive income during the period	321	-	321
Balance as of March 31, 2017	$(262)	$(25,642)	$(25,904)

NOTE 9 – ACCOUNTING STANDARDS UPDATES

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.   The Company adopted ASU 2014-09 January 1, 2018.  See Note 1 – Significant Accounting Policies for additional information.

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

ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01.  This includes the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair values is meant only for instances in which the practical expedient is elected; and various other clarifications.  ASU 2018-03 is effective for the Company on July 1, 2018 and is not expected to have a significant impact on its financial statements.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2018 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, is referred to as "CCBG," "Company," "we," "us," or "our."

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

All forward-looking statements, by their nature, are subject to risks and uncertainties.  Our actual future results may differ materially from those set forth in our forward-looking statements.  Please see the Introductory Note and Item 1A. Risk Factors of our 2017 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 59 full-service offices located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, and retail securities brokerage.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest and fees received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings.  Results of operations are also affected by the provision for loan losses, noninterest income such as deposit fees, wealth management fees, mortgage banking fees and bank card fees, and operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes.

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2017 Form 10-K.

NON-GAAP FINANCIAL MEASURE

We present a tangible common equity ratio that removes the effect of goodwill resulting from merger and acquisition activity.  We believe this measure is useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry. The GAAP to non-GAAP reconciliation is provided below.

		2018	2017				2016
(Dollars in Thousands)		First	Fourth	Third	Second	First	Fourth	Third	Second
Shareowners' Equity (GAAP)		$288,360	$284,210	$285,201	$281,513	$278,059	$275,168	$276,624	$274,824
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	203,549	199,399	200,390	196,702	193,248	190,357	191,813	190,013
Total Assets (GAAP)		2,924,832	2,898,794	2,790,842	2,814,843	2,895,531	2,845,197	2,753,154	2,767,636
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,840,021	$2,813,983	$2,706,031	$2,730,032	$2,810,720	$2,760,386	$2,668,343	$2,682,825
Tangible Common Equity Ratio (non-GAAP)	A/B	7.17%	7.09%	7.41%	7.21%	6.88%	6.90%	7.19%	7.08%

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2018	2017				2016
(Dollars in Thousands, Except
(Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$23,214	$22,627	$22,341	$21,422	$20,540	$20,832	$20,104	$20,174
Interest Expense	1,451	1,138	1,080	926	804	773	784	798
Net Interest Income	21,763	21,489	21,261	20,496	19,736	20,059	19,320	19,376
Provision for Loan Losses	745	826	490	589	310	464	-	(97)
Net Interest Income After
Provision for Loan Losses	21,018	20,663	20,771	19,907	19,426	19,595	19,320	19,473
Noninterest Income(2)	12,477	12,897	12,996	13,135	12,718	12,778	13,011	15,215
Noninterest Expense	27,906	26,897	26,707	27,921	27,922	27,560	28,022	28,702
Income Before Income Taxes	5,589	6,663	7,060	5,121	4,222	4,813	4,309	5,986
Income Tax (Benefit) Expense(3)	(184)	6,660	2,505	1,560	1,478	1,517	1,436	2,056
Net Income	5,773	3	4,555	3,561	2,744	3,296	2,873	3,930
Net Interest Income (FTE)	$21,943	$21,808	$21,595	$20,799	$20,006	$20,335	$19,603	$19,617

Per Common Share:
Net Income Basic	$0.34	$0.00	$0.27	$0.21	$0.16	$0.20	$0.18	$0.22
Net Income Diluted	0.34	0.00	0.27	0.21	0.16	0.20	0.17	0.22
Cash Dividends Declared	0.07	0.07	0.07	0.05	0.05	0.05	0.04	0.04
Diluted Book Value	16.87	16.65	16.73	16.54	16.38	16.23	16.39	16.31
Market Price:
High	26.50	26.01	24.58	22.39	21.79	23.15	15.35	15.96
Low	22.80	22.21	19.60	17.68	19.22	14.29	13.32	13.16
Close	24.75	22.94	24.01	20.42	21.39	20.48	14.77	13.92

Selected Average Balances:
Loans, Net	$1,647,612	$1,640,738	$1,638,578	$1,608,629	$1,585,561	$1,573,264	$1,555,889	$1,531,777
Earning Assets	2,592,465	2,511,985	2,466,287	2,502,030	2,529,207	2,423,388	2,417,943	2,447,777
Total Assets	2,892,120	2,822,451	2,779,960	2,817,479	2,845,140	2,743,463	2,734,465	2,767,854
Deposits	2,456,106	2,378,411	2,329,162	2,373,423	2,407,278	2,306,917	2,288,741	2,276,553
Shareowners’ Equity	287,502	288,044	285,296	281,661	278,489	278,943	277,407	279,532
Common Equivalent Average Shares:
Basic	17,028	16,967	16,965	16,955	16,919	16,809	16,804	17,144
Diluted	17,073	17,050	17,044	17,016	16,944	16,913	16,871	17,196

Performance Ratios:
Return on Average Assets	0.81%	0.00%	0.65%	0.51%	0.39%	0.48%	0.42%	0.57%
Return on Average Equity	8.14	0.00	6.33	5.07	4.00	4.70	4.12	5.65
Net Interest Margin (FTE)	3.43	3.45	3.48	3.33	3.21	3.34	3.23	3.22
Noninterest Income as % of
Operating Revenue	36.44	37.51	37.94	39.05	39.19	38.91	40.24	43.99
Efficiency Ratio	81.07	77.50	77.21	82.28	85.33	83.23	85.92	82.40

Asset Quality:
Allowance for Loan Losses	$13,258	$13,307	$13,339	$13,242	$13,335	$13,431	$13,744	$13,677
Allowance for Loan Losses to Loans	0.80%	0.80%	0.82%	0.81%	0.84%	0.86%	0.88%	0.89%
Nonperforming Assets (“NPAs”)	10,644	11,100	12,545	15,934	17,799	19,171	21,352	22,836
NPAs to Total Assets	0.36	0.38	0.45	0.57	0.61	0.67	0.78	0.83
NPAs to Loans plus OREO	0.64	0.67	0.76	0.97	1.11	1.21	1.35	1.48
Allowance to Non-Performing Loans	181.26	185.87	203.39	166.23	160.70	157.40	159.56	166.50
Net Charge-Offs to Average Loans	0.20	0.21	0.10	0.17	0.10	0.20	(0.02)	(0.04)

Capital Ratios:
Tier 1 Capital	16.31%	16.33%	16.19%	15.58%	15.68%	15.51%	15.48%	15.63%
Total Capital	17.05	17.10	16.96	16.32	16.44	16.28	16.28	16.44
Common Equity Tier 1	13.44	13.42	13.26	12.72	12.77	12.61	12.55	12.65
Leverage	10.36	10.47	10.48	10.20	9.95	10.23	10.12	9.98
Tangible Common Equity(1)	7.17	7.09	7.41	7.21	6.88	6.90	7.19	7.08

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 27.
(2)Includes $2.5 million gain on partial retirement of trust preferred securities in second quarter, 2016.
(3)Includes $1.5 income tax benefit in the first quarter, 2018 related to a 2017 plan year pension plan contribution and $4.1 million income tax expense adjustment in the fourth quarter, 2017 related to the Tax Cuts and Jobs act of 2017.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•         Net income of $5.8 million, or $0.34 per diluted share, for the first quarter of 2018 compared to net income of $0.0 million, or $0.00 per diluted share, for the fourth quarter of 2017, and net income of $2.7 million, or $0.16 per diluted share for the first quarter of 2017.  Net income for the first quarter of 2018 included a $1.5 million, or $0.09 per diluted share tax benefit related to a 2017 plan year pension plan contribution.  Net income for the fourth quarter of 2017 included a $4.1 million, or $0.24 per diluted share, income tax expense related to the re-measurement of our net deferred tax assets due to tax reform.

•         Tax equivalent net interest income for the first quarter of 2018 was $21.9 million compared to $21.8 million for the fourth quarter of 2017 and $20.0 million for the first quarter of 2017.  During the first quarter of 2018, overnight funds increased as a result of seasonal growth in our public fund deposits, and to a lesser degree, savings accounts.  A portion of these overnight funds were used to fund growth in the loan and investment portfolios.  The increase in tax equivalent net interest income compared to the first quarter of 2017 reflected growth in the loan portfolio and higher rates earned on overnight funds, investment securities, and variable rate loans, partially offset by a higher cost on our negotiated rate deposits.

•         Provision for loan losses was $0.7 million for the first quarter of 2018 compared to $0.8 million for the fourth quarter of 2017 and $0.3 million for the first quarter of 2017.  The higher provision compared to the first quarter of 2017 reflected higher loan charge-offs and growth in the loan portfolio.

•         Noninterest income for the first quarter of 2018 totaled $12.5 million, a decrease of $0.5 million, or 3.3%, from the fourth quarter of 2017 and $0.2 million, or 1.9%, from the first quarter of 2017.  The decrease from both prior periods was primarily attributable to lower mortgage banking fees and generally reflected a seasonal slowdown in loan funding, and to a lesser extent a lower margin on sold loans.

•         Noninterest expense for the first quarter of 2018 totaled $27.9 million, an increase of $1.0 million, or 3.8%, over the fourth quarter of 2017 and comparable to the first quarter of 2017.  The increase over the fourth quarter of 2017 was primarily attributable to a seasonal increase in compensation expense (re-set of payroll taxes and incentives) and other real estate owned (“OREO”) expense.

Financial Condition

•         Average earning assets were $2.592 billion for the first quarter of 2018, an increase of $80.5 million, or 3.2%, from the fourth quarter of 2017, and an increase of $63.3 million, or 2.5%, over the first quarter of 2017.  The change in average earning assets over both prior periods reflected a higher level of total deposits.

•         Average loans increased by $6.9 million, or 0.4%, over the fourth quarter of 2017, and $62.1 million, or 3.9%, over the first quarter of 2017.  The increase compared to the fourth quarter of 2017 primarily reflected growth in commercial mortgage, construction, and consumer loans, partially offset by a reduction in the remaining loan types. Growth over the first quarter of 2017 was experienced in all loan products, with the exception of commercial and home equity loans.

•         Nonperforming assets totaled $10.6 million at March 31, 2018, a decrease of $0.5 million, or 4.3%, from December 31, 2017 and $7.2 million, or 40.2%, from March 31, 2017.  Nonperforming assets represented 0.36% of total assets at March 31, 2018 compared to 0.38% at December 31, 2017 and 0.61% at March 31, 2017.

•         At March 31, 2018, we were well-capitalized with a risk based capital ratio of 17.05% and a tangible common equity ratio of 7.17% compared to 17.10% and 7.09%, respectively, at December 31, 2017, and 16.44% and 6.88%, respectively, at March 31, 2017.  All of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2018, we realized net income of $5.8 million, or $0.34 per diluted share, compared to net income of $3,000, or $0.00 per diluted share for the fourth quarter of 2017, and $2.7 million, or $0.16 per diluted share for the first quarter of 2017.

Net income for the first quarter of 2018 included a $1.5 million, or $0.09 per diluted share tax benefit related to a 2017 plan year pension plan contribution.  Net income for the fourth quarter of 2017 included a $4.1 million, or $0.24 per diluted share, income tax expense related to the re-measurement of our net deferred tax assets due to tax reform.

Compared to the fourth quarter of 2017, the $1.1 million decrease in operating profit reflected a $1.0 million increase in noninterest expense and lower noninterest income of $0.5 million, partially offset by higher net interest income of $0.3 million and a $0.1 million reduction in the loan loss provision.

Compared to the first quarter of 2017, the $1.4 million increase in operating profit was attributable to higher net interest income of $2.0 million, partially offset by lower noninterest income of $0.2 million and a $0.4 million increase in the loan loss provision.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2018	December 31, 2017	March 31, 2017
Interest Income	$23,214	$22,627	$20,540
Taxable Equivalent Adjustments	180	319	270
Total Interest Income (FTE)	23,394	22,946	20,810
Interest Expense	1,451	1,138	804
Net Interest Income (FTE)	21,943	21,808	20,006
Provision for Loan Losses	745	826	310
Taxable Equivalent Adjustments	180	319	270
Net Interest Income After provision for Loan Losses	21,018	20,663	19,426
Noninterest Income	12,477	12,897	12,718
Noninterest Expense	27,906	26,897	27,922
Income Before Income Taxes	5,589	6,663	4,222
Income Tax (Benefit) Expense	(184)	6,660	1,478
Net Income	$5,773	$3	$2,744

Basic Net Income Per Share	$0.34	$-	$0.16
Diluted Net Income Per Share	$0.34	$-	$0.16

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

During the first quarter of 2018, overnight funds increased as a result of seasonal growth in our public fund deposits, and to a lesser degree, savings accounts.  A portion of these overnight funds were used to fund growth in the loan and investment portfolios.

Tax-equivalent net interest income for the first quarter of 2018 was $21.9 million compared to $21.8 million for the fourth quarter of 2017 and $20.0 million for the first quarter of 2017.  The increase in tax-equivalent net interest income compared to the first quarter of 2017 reflected growth in the loan portfolio and higher rates earned on overnight funds, investment securities, and variable rate loans, partially offset by a higher cost on our negotiated rate deposits.

The federal funds target rate increased six times since December 2015 to 1.75% at the end of the first quarter of 2018, which positively affected our net interest income due to favorable repricing of our variable and adjustable rate earning assets. Although these increases have also resulted in higher rates paid on our negotiated rate deposits, we continue to prudently manage our overall cost of funds, which was 23 basis points for the first quarter of 2018, compared to 18 basis points for fourth quarter of 2017 and 13 basis points for the first quarter 2017.  Despite highly competitive fixed-rate loan pricing across most markets, we continue to review our loan pricing and make adjustments where appropriate.

Our net interest margin for the first quarter of 2018 was 3.43%, a decrease of two basis points from the fourth quarter of 2017 and an increase of 22 basis points over the first quarter of 2017.  Relative to both comparative periods, the average yield for each earning asset category improved. The decrease in the margin compared to the fourth quarter of 2017 was due to seasonal growth in our overnight funds, resulting in a slightly less favorable asset mix.  The increase in the margin compared to the first quarter of 2017 was primarily attributable to loan growth and higher earning asset yields, partially offset by higher rates on our negotiated rate deposits.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2018 was $0.7 million compared to $0.8 million for the fourth quarter of 2017 and $0.3 million for the first quarter of 2017.  The higher provision compared to the first quarter of 2017 reflected higher loan charge-offs and growth in the loan portfolio.  Net loan charge-offs for the first quarter of 2018 totaled $0.8 million, or 0.20% (annualized), of average loans compared to $0.9 million, or 0.21% (annualized), for the fourth quarter of 2017 and $0.4 million, or 0.10% (annualized), for the first quarter of 2017.  At March 31, 2018, the allowance for loan losses of $13.3 million was 0.80% of outstanding loans (net of overdrafts) and provided coverage of 181% of nonperforming loans compared to 0.80% and 186%, respectively, at December 31, 2017 and 0.84% and 161%, respectively, at March 31, 2017.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2018	December 31, 2017	March 31, 2017
CHARGE-OFFS
Commercial, Financial and Agricultural	$182	$664	$93
Real Estate - Construction	7	-	-
Real Estate - Commercial Mortgage	290	42	71
Real Estate - Residential	107	126	116
Real Estate - Home Equity	158	48	92
Consumer	695	577	624
Total Charge-offs	$1,439	$1,457	$996

RECOVERIES
Commercial, Financial and Agricultural	$166	$113	$81
Real Estate - Construction	1	-	-
Real Estate - Commercial Mortgage	123	24	23
Real Estate - Residential	84	141	213
Real Estate - Home Equity	61	67	29
Consumer	210	254	244
Total Recoveries	$645	$599	$590

Net Charge-offs	$794	$858	$406

Net Charge-offs (Annualized) as a percent of Average Loans	0.20%	0.21%	0.10%
Outstanding, Net of Unearned Income

Noninterest Income

Noninterest income for the first quarter of 2018 totaled $12.5 million, a decrease of $0.5 million, or 3.3%, from the fourth quarter of 2017 and $0.2 million, or 1.9%, from the first quarter of 2017.  The decrease from the fourth quarter of 2017 was primarily attributable to lower mortgage banking fees of $0.4 million and deposit fees of $0.2 million.  The decrease from the first quarter of 2017 was primarily attributable to lower mortgage banking fees of $0.3 million and deposit fees of $0.2 million, partially offset by higher wealth management fees $0.3 million.

The table below reflects the major components of noninterest income.

	Three Months Ended
(Dollars in Thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Deposit Fees	$4,872	$5,040	$5,090
Bank Card Fees	2,811	2,830	2,803
Wealth Management Fees	2,173	2,172	1,842
Mortgage Banking Fees	1,057	1,410	1,308
Other	1,564	1,445	1,675

Total Noninterest Income	$12,477	$12,897	$12,718

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the first quarter of 2018 totaled $4.9 million, a decrease of $0.2 million, or 3.3%, from the fourth quarter of 2017 and a decrease of $0.2 million, or 4.3%, from the first quarter of 2017.  The decrease from both prior year periods reflected lower overdraft service fees due to a reduction in accounts using this service as well as lower utilization by existing users.  Over the past year, we have realized improvement in checking account maintenance fees which has partially offset the decline in overdraft fees.  Review and evaluation of our checking account product features as well as opportunities to migrate legacy accounts to our new checking account lineup is an ongoing process and we expect this project to gain momentum as we move through the remainder of 2018.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $2.2 million for the first quarter of 2018, comparable to the fourth quarter of 2017 and an increase of $0.3 million, or 18.0%, over the first quarter of 2017.  During the first quarter of 2018, we migrated to a new retail brokerage processing platform and recognized a $0.3 million vendor bonus as part of this transition.  The bonus in part served to compensate us for a slowdown in revenues due to the transition as well as offset transition related expenses.  In addition to the bonus, the improvement in wealth management fees over the first quarter of 2017 reflected higher trust fees attributable to an increase in assets under management.  At March 31, 2018, total assets under management were approximately $1.407 billion compared to $1.418 billion at December 31, 2017 and $1.289 billion at March 31, 2017.

Mortgage Banking Fees.  Mortgage banking fees totaled $1.1 million for the first quarter of 2018, a decrease of $0.4 million, or 25.0%, from the fourth quarter of 2017 and $0.2 million, or 19.2%, from the first quarter of 2017.  The decrease from both prior year periods reflected a seasonal slowdown in loan funding and to a lesser extent a lower margin on sold loans.

Noninterest Expense

Noninterest expense for the first quarter of 2018 totaled $27.9 million, an increase of $1.0 million, or 3.8%, over the fourth quarter of 2017 and comparable to the first quarter of 2017.  The increase from the fourth quarter was attributable to higher compensation expense of $0.8 million, other expense of $0.1 million, and occupancy expense of $0.1 million.  The increase in compensation expense was seasonal and primarily reflected the reset of both payroll taxes and incentives.  Expense management is an important part of our culture and strategic focus and we continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended
(Dollars in Thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Salaries	$11,873	$11,303	$11,764
Associate Benefits	4,038	3,800	4,095
Total Compensation	15,911	15,103	15,859

Premises	2,209	2,164	2,204
Equipment	2,342	2,236	2,177
Total Occupancy	4,551	4,400	4,381

Legal Fees	476	505	485
Professional Fees	1,146	1,084	904
Processing Services	1,532	1,341	1,645
Advertising	287	438	467
Travel and Entertainment	180	278	174
Printing and Supplies	163	152	176
Telephone	594	547	829
Postage	206	178	216
Insurance - Other	401	404	402
Other Real Estate Owned, net	626	355	583
Miscellaneous	1,833	2,112	1,801
Total Other	7,444	7,394	7,682

Total Noninterest Expense	$27,906	$26,897	$27,922

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $15.9 million for the first quarter of 2018, an increase of $0.8 million, or 5.3%, over the fourth quarter of 2017 and a decrease of $0.1 million, or 0.3%, from the first quarter of 2017.  The increase over the fourth quarter of 2017 was seasonal and reflected the normal first quarter reset of both payroll taxes and incentives.  In the first quarter of 2018, we reclassified certain non-service cost components of our pension expense in accordance with ASU 2017-07.  Prior year amounts were retrospectively adjusted in accordance with the accounting standard.  See Note 1 – Significant Accounting Policies for additional information.

Occupancy.  Occupancy expense (including premises and equipment) totaled $4.6 million for the first quarter of 2018, an increase of $0.1 million, or 3.4%, over the fourth quarter of 2017 and $0.2 million, or 3.9%, over the first quarter of 2017.  The increase over both prior year periods was attributable to higher equipment maintenance costs.

Other.  Other noninterest expense increased $0.1 million, or 0.7%, over the fourth quarter of 2017 and decreased $0.3 million, or 3.1%, from the first quarter of 2017.  The increase compared to the fourth quarter of 2017 was primarily attributable to higher OREO expense of $0.3 million and processing expense of $0.2 million, partially offset by a decline in miscellaneous expense of $0.2 million and advertising expense of $0.1 million.  OREO expense increased due to a valuation adjustment for one parcel of property.   The increase in processing expense reflected our annual debit card processing volume rebate that was received in the fourth quarter of 2017.  The decrease in miscellaneous expense reflected the aforementioned reclassification of certain components of our pension expense. .  The decrease in advertising expense was generally due to a lower level of both brand and product promotions during the first quarter of 2018.  The decline in expense compared to the first quarter of 2017 was primarily driven by lower telephone expense of $0.2 million, advertising expense of $0.2 million, and processing services of $0.1 million, partially offset by an increase in professional fees of $0.2 million.  The decline in telephone expense was due to running dual circuits during the first quarter of 2017 as we implemented a new telephone system.  Advertising expense declined due to a lower level of product promotions.  Professional expenses increased due to a review of our checking account products and features, as well as other consulting engagements.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 81.07% for the first quarter of 2018 compared to 77.50% for the fourth quarter of 2017 and 85.33% for the first quarter of 2017.  The increase compared to the fourth quarter of 2017 reflected the increase in operating expenses, while the decline compared to the first quarter of 2017 was attributable to year over year revenue growth.

Income Taxes

We realized an income tax benefit of $0.2 million for the first quarter of 2018, which included a discrete tax benefit of $1.5 million resulting from the effect of federal tax reform, enacted in December 2017, on a pension plan contribution made in the first quarter of 2018 for the 2017 pension plan year.  Absent this discrete item, our effective tax rate was approximately 24%.  Income tax expense for the fourth quarter of 2017 was $6.7 million and included a $4.1 million discrete tax expense related to the re-measurement of our net deferred tax asset, also due to the federal tax reform enacted in December.  Income tax expense for the first quarter of 2017 was $1.5 million and reflected a federal tax rate of 35%.

FINANCIAL CONDITION

Average earning assets were $2.592 billion for the first quarter of 2018, an increase of $80.5 million, or 3.2%, over the fourth quarter of 2017, and an increase of $63.3 million, or 2.5%, over the first quarter of 2017.  The change in earning assets over the prior quarter reflected growth in our loan and investment portfolios, in addition to higher levels of overnight funds, primarily due to an increase in public funds deposits. The increase compared to the first quarter 2017 reflected growth in the loan and investment portfolios, funded primarily by increases in noninterest bearing and savings accounts.

Investment Securities

In the first quarter of 2018, our average investment portfolio increased $7.3 million, or 1.0%, over the fourth quarter of 2017 and increased $5.4 million, or 0.8%, over the first quarter of 2017.  Securities in our investment portfolio represented 27.2% of our average earning assets in the first quarter of 2018, compared to 27.7% in the fourth quarter of 2017, and 27.6% in the first quarter of 2017.   For the remainder of 2018, we will continue to closely monitor liquidity levels, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy.  L iquidity levels, including anticipated cash flow from the investment portfolio, will determine the extent to which investment cash flow will be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the first quarter of 2018, we purchased securities under both the AFS and HTM designations.  At March 31, 2018, $471.8 million, or 67.7%, of our investment portfolio was classified as AFS, and $225.6 million, or 32.3%, classified as HTM.

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

At March 31, 2018, there were 538 positions (combined AFS and HTM) with unrealized losses totaling $7.8 million. GNMA mortgage-backed securities, U.S. treasury securities (“UST”), and Small Business Administration (“SBA”) investments carry the full faith and credit guarantee of the U.S. government, and are 0% risk-weighted assets for regulatory capital purposes.  SBA securities float monthly or quarterly to the prime rate and are uncapped. Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bureau (“FFCB”) are direct obligations of U.S. government agencies. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides further detail on investment securities with unrealized losses.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	110	$94,381	$1,560	46	$28,226	$1,115	156	$122,607	$2,675
UST	38	187,502	2,274	25	117,632	1,751	63	305,134	4,025
SBA	57	49,285	328	2	1,239	4	59	50,524	332
FHLB and FFCB	4	6,251	48	17	26,881	290	21	33,132	338
States and Political Subdivisions	224	74,644	331	15	5,532	54	239	80,176	385
Total	433	$412,063	$4,541	105	$179,510	$3,214	538	$591,573	$7,755

Loans

Average loans increased $6.9 million, or 0.4% when compared to the fourth quarter of 2017, and have grown $62.1 million, or 3.9% when compared to the first quarter of 2017. The average increase compared to the fourth quarter of 2017 primarily reflected growth in commercial mortgage, construction, and consumer loans, partially offset by a reduction in the remaining loan types. Average growth over the first quarter of 2017 was experienced in all loan categories, with the exception of commercial and home equity loans. A portion of this growth compared to the first quarter 2017 was attributable to three separate loan pool purchases totaling $28.9 million at the time of purchase.  The loans were individually reviewed and evaluated in accordance with our credit underwriting standards.

We continue to make minor modifications on some of our lending programs to mitigate the impact that consumer and business deleveraging has had on our portfolio.  These programs, coupled with economic improvements in our anchor markets and strategic loan purchases, have helped increase overall loan growth.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $10.6 million at March 31, 2018, a decrease of $0.5 million, or 4.3%, from December 31, 2017 and $7.2 million, or 40.2%, from March 31, 2017.  Nonaccrual loans totaled $7.3 million at March 31, 2018, a $0.2 million increase over December 31, 2017 and a $1.0 million decrease from March 31, 2017.  Nonaccrual loan additions totaled $3.8 million for the first quarter of 2018 compared to $5.6 million for the fourth quarter of 2017 and $2.9 million for the first quarter of 2017.  The balance of OREO totaled $3.3 million at March 31, 2018, a decrease of $0.6 million and $6.2 million, respectively, from December 31, 2017 and March 31, 2017.  For the first quarter of 2018, we added properties totaling $0.3 million, sold properties totaling $0.4 million, and recorded valuation adjustments totaling $0.5 million.  Nonperforming assets represented 0.36% of total assets at March 31, 2018 compared to 0.38% at December 31, 2017 and 0.61% at March 31, 2017.

(Dollars in Thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccruing Loans:
Commercial, Financial and Agricultural	$567	$629	$538
Real Estate - Construction	608	298	363
Real Estate - Commercial Mortgage	1,940	2,370	3,970
Real Estate - Residential	2,398	1,938	1,724
Real Estate - Home Equity	1,686	1,748	1,587
Consumer	115	176	116
Total Nonperforming Loans (“NPLs”)(1)	$7,314	$7,159	$8,298
Other Real Estate Owned	3,330	3,941	9,501
Total Nonperforming Assets (“NPAs”)	$10,644	$11,100	$17,799

Past Due Loans 30 – 89 Days	$4,268	$4,543	$3,263
Past Due Loans 90 Days or More (accruing)	-	36	-
Performing Troubled Debt Restructurings	$31,472	$32,164	$36,555

Nonperforming Loans/Loans	0.44%	0.43%	0.52%
Nonperforming Assets/Total Assets	0.36	0.38	0.61
Nonperforming Assets/Loans Plus OREO	0.64	0.67	1.11
Allowance/Nonperforming Loans	181.26%	185.87%	160.70%

(1)    Nonperforming TDRs are included in the NPL totals.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
NPA Beginning Balance:	$11,100	$19,171
Change in Nonaccrual Loans:
Beginning Balance	7,159	8,533
Additions	3,774	2,868
Charge-Offs	(955)	(556)
Transferred to OREO	(307)	(638)
Paid Off/Payments	(574)	(693)
Restored to Accrual	(1,783)	(1,216)
Ending Balance	7,314	8,298

Change in OREO:
Beginning Balance	3,941	10,638
Additions	307	1,541
Valuation Write-downs	(494)	(494)
Sales	(424)	(2,111)
Other	-	(73)
Ending Balance	3,330	9,501

NPA Net Change	(456)	(1,372)
NPA Ending Balance	$10,644	$17,799

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
TDR Beginning Balance:	$34,489	$39,976
Additions	458	120
Charge-Offs	(370)	(79)
Paid Off/Payments	(874)	(910)
Removal Due to Change in TDR Status	-	-
Transferred to OREO	-	(41)
TDR Ending Balance(1)	$33,703	$39,066

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

The allowance for loan losses was $13.3 million at March 31, 2018 comparable to December 31, 2017 and March 31, 2017.  The allowance for loan losses was 0.80% of outstanding loans (net of overdrafts) and provided coverage of 181% of nonperforming loans at March 31, 2018 compared to 0.80% and 186%, respectively, at December 31, 2017 and 0.84% and 161%, respectively, at March 31, 2017.  We believe that the allowance for loan losses was adequate to absorb losses inherent in our loan portfolio at March 31, 2018.

Deposits

Average total deposits were $2.456 billion for the first quarter of 2018, an increase of $77.7 million, or 3.3% over the fourth quarter of 2017, and an increase of $48.8 million, or 2.0% over the first quarter of 2017. The increase in average deposits compared to the fourth quarter of 2017 reflected increases in negotiated NOW and savings accounts.  The seasonal inflows of public funds peaked in the first quarter of 2018 for this cycle and are expected to decline into the fourth quarter of 2018.  Average deposits compared to first quarter of 2017 reflected strong growth in noninterest bearing deposits and savings accounts.

Deposit levels remain strong, particularly given the recent increases in the overnight funds rate. Average core deposits continue to experience growth. We monitor deposit rates on an ongoing basis as a prudent pricing discipline remains the key to managing our mix of deposits.

MARKET RISK AND INTEREST RATE SENSITIVITY

Market Risk and Interest Rate Sensitivity

Overview. Market risk management arises from changes in interest rates, exchange rates, commodity prices, and equity prices.  We have risk management policies to monitor and limit exposure to interest rate risk and do not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices. Our risk management policies are primarily designed to minimize structural interest rate risk.

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

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset/Liability Management Committee (“ALCO”).  The policy establishes risk limits, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model is designed to capture optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of analyzing interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology that we use.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from the assumptions that we use in our modeling. Finally, the methodology does not measure or reflect the impact that higher rates may have on variable and adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and several alternative simulations at least once per quarter and present the analysis to ALCO, with the risk metrics being reported to the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

We test our balance sheet using varying interest rate shock scenarios to analyze our interest rate risk. Average interest rates are shocked by plus or minus 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determined are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over 12-month and 24-month periods, and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. At this time, all shock scenarios for net interest earnings at risk are within the desired ranges, while the -100bp shock scenario for EVE of -17.5% remains slightly out of our desired target range of -15.0% as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to comparable discount benchmarks used to value them..

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
March 31, 2018	13.1%	9.7%	6.3%	3.1%	-7.5%
December 31, 2017	13.4%	9.9%	6.4%	3.1%	-8.5%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
March 31, 2018	40.7%	31.4%	22.1%	13.2%	-9.6%
December 31, 2017	39.9%	30.4%	20.9%	11.8%	-12.0%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact our net interest margin, while a declining rate environment of 100bp will have a negative impact on our net interest margin. The 12-month Net Interest Income at Risk positions were unchanged or declined slightly in a rising rate environment, and became more favorable in the down 100bp scenario at the end of the first quarter of 2018 when compared to the prior quarter-end. The 24-month Net Income at Risk positions improved over the last quarter for all rate shock scenarios.

All measures of net interest income at risk are within our prescribed policy limits, including rate shocks of -100 bp over both a 12-month and 24-month period. These metrics became more favorable and within guidelines as high Beta deposit rates have risen enough off their floors to give us room to reduce them in response to a falling rate environment. To a lesser degree, slightly longer investment purchases also reduced NII exposure in a rates down scenario.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
March 31, 2018	28.3%	22.4%	15.7%	8.9%	-17.5%
December 31, 2017	31.1%	24.7%	17.5%	9.7%	-21.0%

At March 31, 2018, the economic value of equity in all rising rate scenarios versus the base case was slightly less favorable compared to the prior quarter, but more favorable in the falling rate scenario compared to the prior quarter.  The EVE in the rates down 100 bp scenario remains outside of the desired parameters as exposure to falling rates is more extreme due to the low level of current deposit costs and limited capacity to reduce those costs relative to comparable discount benchmarks used to value them. However, EVE in the down 100 bps rate shock scenario became more favorable as high Beta deposit rates have risen enough off their floors to give us room to reduce them in response to a falling rate environment. To a lesser degree, slightly longer investment purchases also reduced exposure in a falling rate scenario.

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

At March 31, 2018, we had the ability to generate $1.282 billion in additional liquidity through all of our available resources (this excludes $251 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, and the Board of Directors. At March 31, 2018, we believe the liquidity available to us was sufficient to meet our needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio was approximately 2.11 years, and at March 31, 2018, it had a net unrealized pre-tax loss of $3.6 million in the available-for-sale portfolio.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $240.9 million during the first quarter of 2018 compared to $174.6 million in the fourth quarter of 2017 and $245.2 million in the first quarter of 2017.  The change in the average net overnight funds compared to both prior periods is related to variances in deposit balances.

We expect our capital expenditures will be approximately $5.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2018, advances from the FHLB totaled $11.1 million in outstanding debt consisting of 13 notes. During the first three months of 2018, the Bank made FHLB advance payments totaling approximately $0.4 million. No advances matured or were paid off in the first quarter of 2018, and we did not obtain any new FHLB advances during the quarter. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Shareowners’ equity was $288.4 million at March 31, 2018, compared to $284.2 million at December 31, 2017 and $278.1 million at March 31, 2017.  Our leverage ratio was 10.36%, 10.47%, and 9.95%, respectively, for these periods.  Further, at March 31, 2018, our risk-adjusted capital ratio was 17.05% compared to 17.10% and 16.44% at December 31, 2017 and March 31, 2017, respectively.  Our common equity tier 1 ratio was 13.44% at March 31, 2018 compared to 13.42% and 12.77% at December 31, 2017 and March 31, 2017, respectively.  All of our capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards at March 31, 2018.

During the first three months of 2018, shareowners’ equity increased $4.2 million, or 5.9%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $5.8 million, stock compensation accretion of $0.3 million, and net adjustments totaling $0.4 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $1.2 million and a $1.1 million net increase in the unrealized loss on investment securities.

At March 31, 2018, our common stock had a book value of $16.87 per diluted share compared to $16.65 at December 31, 2017 and $16.38 at March 31, 2017.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which impact other comprehensive income.  At March 31, 2018, the net unrealized loss on investment securities available for sale was $2.8 million and the amount of our unfunded pension liability was $30.3 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock through February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  We have not repurchased any shares during 2018.  At March 31, 2018, we were authorized to repurchase up to 640,000 additional shares under the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

As of March 31, 2018, we had $473.4 million in commitments to extend credit and $4.7 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2017 Form 10-K.  The preparation of our Consolidated Financial Statements in accordance with GAAP and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities.  Actual results could differ from those estimates.

We have identified accounting for (i) the allowance for loan and lease losses, (ii) valuation of goodwill, (iii) pension benefits, and (iv) income taxes as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,647,612	$19,636	4.83%	$1,640,738	$19,696	4.76%	$1,585,561	$18,137	4.64%
Taxable Securities(2)	619,137	2,523	1.64	602,353	2,263	1.50	600,528	1,784	1.20
Tax-Exempt Securities	84,800	318	1.50	94,329	393	1.67	97,965	396	1.62
Funds Sold	240,916	917	1.54	174,565	594	1.35	245,153	493	0.81
Total Earning Assets	2,592,465	23,394	3.66%	2,511,985	22,946	3.63%	2,529,207	20,810	3.33%
Cash & Due From Banks	52,711			51,235			48,906
Allowance For Loan Losses	(13,651)			(13,524)			(13,436)
Other Assets	260,595			272,755			280,463
TOTAL ASSETS	$2,892,120			$2,822,451			$2,845,140

Liabilities:
NOW Accounts	$863,175	$659	0.31%	$782,133	$400	0.20%	$880,707	$134	0.06%
Money Market Accounts	246,576	103	0.17	249,953	80	0.13	259,106	35	0.06
Savings Accounts	343,987	42	0.05	333,703	41	0.05	311,212	38	0.05
Other Time Deposits	140,359	64	0.18	145,622	69	0.19	158,289	74	0.19
Total Interest Bearing Deposits	1,594,097	868	0.23	1,511,411	590	0.16	1,609,314	281	0.07
Short-Term Borrowings	8,869	8	0.37	8,074	5	0.25	12,810	45	1.43
Subordinated Notes Payable	52,887	475	3.60	52,887	431	3.19	52,887	379	2.86
Other Long-Term Borrowings	13,787	100	2.93	14,726	112	3.01	14,468	99	2.77
Total Interest Bearing Liabilities	1,669,640	1,451	0.37%	1,587,098	1,138	0.29%	1,689,479	804	0.20%
Noninterest Bearing Deposits	862,009			867,000			797,964
Other Liabilities	72,969			80,309			79,208
TOTAL LIABILITIES	2,604,618			2,534,407			2,566,651

TOTAL SHAREOWNERS’ EQUITY	287,502			288,044			278,489

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,892,120			$2,822,451			$2,845,140

Interest Rate Spread			3.29%			3.33%			3.14%
Net Interest Income		$21,943			$21,808			$20,006
Net Interest Margin(3)			3.43%			3.45%			3.21%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 25% tax rate for 2018 and a 35% tax rate for 2017.
(3)Taxable equivalent net interest income divided by average earnings assets.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2017.

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At March 31, 2018, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at March 31, 2018, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                         None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosure

Not Applicable.

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

Date: May 4, 2018