Form 10-Q
period 2018-06-30
CAPITAL CITY BANK GROUP INC
filed 2018-08-03
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

At July 31, 2018, 17,055,664 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

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

•          legislative or regulatory changes, the ability to repay and qualified mortgage standards;

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in Thousands)	2018	2017
ASSETS
Cash and Due From Banks	$56,573	$58,419
Federal Funds Sold and Interest Bearing Deposits	107,066	227,023
Total Cash and Cash Equivalents	163,639	285,442

Investment Securities, Available for Sale, at fair value	493,662	480,911
Investment Securities, Held to Maturity, at amortized cost (fair value of $233,179 and $215,007)	236,764	216,679
Total Investment Securities	730,426	697,590

Loans Held For Sale	8,246	4,817

Loans, Net of Unearned Income	1,724,475	1,653,492
Allowance for Loan Losses	(13,563)	(13,307)
Loans, Net	1,710,912	1,640,185

Premises and Equipment, net	90,000	91,698
Goodwill	84,811	84,811
Other Real Estate Owned	3,373	3,941
Other Assets	88,871	90,310
Total Assets	$2,880,278	$2,898,794

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$937,241	$874,583
Interest Bearing Deposits	1,521,949	1,595,294
Total Deposits	2,459,190	2,469,877

Short-Term Borrowings	7,021	7,480
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	12,897	13,967
Other Liabilities	54,712	70,373
Total Liabilities	2,586,707	2,614,584

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,055,664 and 16,988,951 shares
issued and outstanding at June 30, 2018 and December 31, 2017, respectively	171	170
Additional Paid-In Capital	37,932	36,674
Retained Earnings	288,800	279,410
Accumulated Other Comprehensive Loss, net of tax	(33,332)	(32,044)
Total Shareowners’ Equity	293,571	284,210
Total Liabilities and Shareowners' Equity	$2,880,278	$2,898,794

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2018	2017	2018	2017
INTEREST INCOME
Loans, including Fees	$20,533	$18,720	$40,068	$36,725
Investment Securities:
Taxable	2,944	1,899	5,467	3,682
Tax Exempt	212	270	451	529
Federal Funds Sold and Interest Bearing Deposits	730	533	1,647	1,026
Total Interest Income	24,419	21,422	47,633	41,962

INTEREST EXPENSE
Deposits	995	388	1,863	669
Short-Term Borrowings	8	17	16	62
Subordinated Notes Payable	552	404	1,027	783
Other Long-Term Borrowings	94	117	194	216
Total Interest Expense	1,649	926	3,100	1,730

NET INTEREST INCOME	22,770	20,496	44,533	40,232
Provision for Loan Losses	815	589	1,560	899
Net Interest Income After Provision For Loan Losses	21,955	19,907	42,973	39,333

NONINTEREST INCOME
Deposit Fees	4,842	5,052	9,714	10,142
Bank Card Fees	2,909	2,870	5,720	5,673
Wealth Management Fees	2,037	2,073	4,210	3,915
Mortgage Banking Fees	1,206	1,556	2,263	2,864
Other	1,548	1,584	3,112	3,259
Total Noninterest Income	12,542	13,135	25,019	25,853

NONINTEREST EXPENSE
Compensation	15,797	15,641	31,708	31,500
Occupancy, net	4,503	4,555	9,054	8,936
Other Real Estate Owned, net	248	315	874	898
Other	7,845	7,410	14,663	14,509
Total Noninterest Expense	28,393	27,921	56,299	55,843

INCOME BEFORE INCOME TAXES	6,104	5,121	11,693	9,343
Income Tax Expense (Benefit)	101	1,560	(83)	3,038

NET INCOME	$6,003	$3,561	$11,776	$6,305

BASIC NET INCOME PER SHARE	$0.35	$0.21	$0.69	$0.37
DILUTED NET INCOME PER SHARE	$0.35	$0.21	$0.69	$0.37

Average Common Basic Shares Outstanding	17,045	16,955	17,037	16,937
Average Common Diluted Shares Outstanding	17,104	17,016	17,089	16,993

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2018	2017	2018	2017
NET INCOME	$6,003	$3,561	$11,776	$6,305
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	(265)	110	(1,752)	615
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	14	18	28	38
Total Investment Securities	(251)	128	(1,724)	653
Other comprehensive (loss) income, before tax	(251)	128	(1,724)	653
Deferred tax (benefit) expense related to other comprehensive income	(63)	49	(436)	253
Other comprehensive (loss) income, net of tax	(188)	79	(1,288)	400
TOTAL COMPREHENSIVE INCOME	$5,815	$3,640	$10,488	$6,705

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Shares	Common	Additional	Retained	Loss, Net of
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Paid-In Capital	Earnings	Taxes	Total
Balance, January 1, 2017	16,844,698	$168	$34,188	$267,037	$(26,225)	$275,168
Net Income	-	-	-	6,305	-	6,305
Other Comprehensive Income, net of tax	-	-	-	-	400	400
Cash Dividends ($0.1000 per share)	-	-	-	(1,696)	-	(1,696)
Stock Based Compensation	-	-	869	-	-	869
Impact of Transactions Under Compensation Plans, net	119,317	2	465	-	-	467
Balance, June 30, 2017	16,964,015	$170	$35,522	$271,646	$(25,825)	$281,513

Balance, January 1, 2018	16,988,951	$170	$36,674	$279,410	$(32,044)	$284,210
Net Income	-	-	-	11,776	-	11,776
Other Comprehensive Income, net of tax	-	-	-	-	(1,288)	(1,288)
Cash Dividends ($0.1400 per share)	-	-	-	(2,386)	-	(2,386)
Stock Based Compensation	-	-	655	-	-	655
Impact of Transactions Under Compensation Plans, net	66,713	1	603	-	-	604
Balance, June 30, 2018	17,055,664	$171	$37,932	$288,800	$(33,332)	$293,571

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,776	$6,305
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	1,560	899
Depreciation	3,218	3,352
Amortization of Premiums, Discounts, and Fees, net	3,495	3,279
Net (Increase) Decrease in Loans Held-for-Sale	(3,429)	2,673
Stock Compensation	655	869
Net Tax Benefit From Stock-Based Compensation	(41)	(223)
Deferred Income Taxes	2,156	944
Net Loss on Sales and Write-Downs of Other Real Estate Owned	693	695
Loss on Disposal of Premises and Equipment	-	260
Net Decrease in Other Assets	541	7,026
Net (Decrease) Increase in Other Liabilities	(15,468)	9,948
Net Cash Provided By Operating Activities	5,156	36,027

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(84,617)	(28,298)
Payments, Maturities, and Calls	63,724	48,096
Securities Available for Sale:
Purchases	(102,974)	(87,273)
Payments, Maturities, and Calls	84,991	77,973
Purchases of Loans Held for Investment	(16,106)	(35,499)
Net Increase in Loans	(56,981)	(26,101)
Proceeds From Sales of Other Real Estate Owned	715	3,393
Purchases of Premises and Equipment	(1,520)	(1,534)
Net Cash Used In Investing Activities	(112,768)	(49,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(10,687)	(40,353)
Net Decrease in Short-Term Borrowings	(459)	(3,644)
Repayment of Other Long-Term Borrowings	(1,070)	(2,250)
Dividends Paid	(2,386)	(1,696)
Issuance of Common Stock Under Compensation Plans	411	290
Net Cash Used In Financing Activities	(14,191)	(47,653)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(121,803)	(60,869)

Cash and Cash Equivalents at Beginning of Period	285,442	296,047
Cash and Cash Equivalents at End of Period	$163,639	$235,178

Supplemental Cash Flow Disclosures:
Interest Paid	$3,103	$1,748
Income Taxes Paid	$101	$4,024

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$840	$1,685

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

Wealth Management - trust fees and retail brokerage fees – trust fees represent monthly fees due from wealth management clients as consideration for managing the client’s assets. Trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. Revenue is recognized when the Company’s performance obligation is completed each month or quarter, which is the time that payment is received. Also, retail brokerage fees are received from a third party broker-dealer, for which the Company acts as an agent, as part of a revenue-sharing agreement for fees earned from customers that are referred to the third party.  These fees are for transactional and advisory services and are paid by the third party on a monthly basis and recognized ratably throughout the quarter as the Company’s performance obligation is satisfied.

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

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affects the determination of the amount and timing of revenue from the above-described contracts with clients.

The Company has applied ASC 606 using the modified retrospective approach effective on January 1, 2018 to all existing contracts with clients covered under the scope of the standard.  The Company did not have an aggregate effect of modification resulting from adoption of ASC 606, and no financial statement line items were affected by this change in accounting standard.

Equity Securities. Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax.  Equity securities without readily determinable fair values are recorded at cost less any impairment, if any.  Upon adoption, the Company reclassified one security in the amount of $0.8 million to other assets in accordance with this accounting standard.

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

Period Presented	Line Item
(Dollars in Thousands)	Compensation	Other Expense
Three Months Ended June 30, 2018	($457)	$457
Three Months Ended June 30, 2017	($651)	$651
Six Months Ended June 30, 2018	($914)	$914
Six Months Ended June 30, 2017	($1,288)	$1,288

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	June 30, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$262,471	$12	$3,745	$258,738	$237,505	$-	$2,164	$235,341
U.S. Government Agency	159,906	656	653	159,909	144,324	727	407	144,644
States and Political Subdivisions	66,348	1	218	66,131	91,533	2	378	91,157
Mortgage-Backed Securities	940	58	-	998	1,102	83	-	1,185
Equity Securities(1)	7,886	-	-	7,886	8,584	-	-	8,584
Total	$497,551	$727	$4,616	$493,662	$483,048	$812	$2,949	$480,911

Held to Maturity
U.S. Government Treasury	$50,124	$-	$668	$49,456	$98,256	$-	$441	$97,815
States and Political Subdivisions	6,621	-	32	6,589	6,996	-	41	6,955
Mortgage-Backed Securities	180,019	165	3,050	177,134	111,427	22	1,212	110,237
Total	$236,764	$165	$3,750	$233,179	$216,679	$22	$1,694	$215,007

Total Investment Securities	$734,315	$892	$8,366	$726,841	$699,727	$834	$4,643	$695,918

(1)     Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $3.1 million, $4.8 million, respectively, at June 30, 2018 and includes Federal Home Loan Bank, Federal Reserve Bank and FNBB Inc. stock recorded at cost of $3.1 million, $4.8 million, and $0.8 million, respectively, at December 31, 2017.  The FNBB, Inc. equity investment was reclassified to other assets at March 31, 2018 in accordance with ASU 2016-01, which was adopted prospectively as allowed by the standard.

Securities with an amortized cost of $247.1 million and $328.1 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At June 30, 2018, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$92,474	$92,106	$16,635	$16,617
Due after one year through five years	264,809	260,934	40,110	39,428
Mortgage-Backed Securities	940	998	180,019	177,134
U.S. Government Agency	131,442	131,738	-	-
Equity Securities	7,886	7,886	-	-
Total	$497,551	$493,662	$236,764	$233,179

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2018
Available for Sale
U.S. Government Treasury	$146,449	$2,127	$97,386	$1,618	$243,835	$3,745
U.S. Government Agency	67,628	377	25,212	276	92,840	653
States and Political Subdivisions	54,511	176	5,079	42	59,590	218
Mortgage-Backed Securities	2	-	-	-	2	-
Total	268,590	2,680	127,677	1,936	396,267	4,616

Held to Maturity
U.S. Government Treasury	24,574	489	24,882	179	49,456	668
States and Political Subdivisions	6,093	25	496	7	6,589	32
Mortgage-Backed Securities	108,323	1,742	29,894	1,308	138,217	3,050
Total	$138,990	$2,256	$55,272	$1,494	$194,262	$3,750

December 31, 2017
Available for Sale
U.S. Government Treasury	$155,443	$963	$79,900	$1,201	$235,343	$2,164
U.S. Government Agency	45,737	150	25,757	257	71,494	407
States and Political Subdivisions	82,999	320	5,549	58	88,548	378
Mortgage-Backed Securities	2	-	-	-	2	-
Total	284,181	1,433	111,206	1,516	395,387	2,949

Held to Maturity
U.S. Government Treasury	77,861	298	14,939	143	92,800	441
States and Political Subdivisions	6,955	41	-	-	6,955	41
Mortgage-Backed Securities	56,030	469	30,216	743	86,246	1,212
Total	$140,846	$808	$45,155	$886	$186,001	$1,694

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

At June 30, 2018, there were 535 positions (combined AFS and HTM) with unrealized losses totaling $8.4 million. 61 of these positions were U.S. government treasury securities guaranteed by the U.S. government. 276 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities, with the remaining 198 positions being municipal securities. Because the declines in the market value of these securities are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2018	December 31, 2017
Commercial, Financial and Agricultural	$222,406	$218,166
Real Estate – Construction	88,169	77,966
Real Estate – Commercial Mortgage	575,993	535,707
Real Estate – Residential(1)	331,944	311,906
Real Estate – Home Equity	218,851	229,513
Consumer(2)	287,112	280,234
Loans, Net of Unearned Income	$1,724,475	$1,653,492

(1)     Includes loans in process with outstanding balances of $15.9 million and $9.1 million at June 30, 2018 and December 31, 2017, respectively.

(2)     Includes overdraft balances of $1.5 million and $1.6 million at June 30, 2018 and December 31, 2017, respectively.

Net deferred costs included in loans were $1.5 million at June 30, 2018 and $1.5 million at December 31, 2017.

The Company has pledged a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity loans to support available borrowing capacity at the FHLB and has pledged a blanket floating lien on all consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve Bank of Atlanta.

Nonaccrual Loans.  Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	June 30, 2018		December 31, 2017
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$455	$-	$629	$-
Real Estate – Construction	609	-	297	-
Real Estate – Commercial Mortgage	2,181	-	2,370	-
Real Estate – Residential	1,543	-	1,938	-
Real Estate – Home Equity	910	-	1,748	-
Consumer	43	-	177	36
Total Nonaccrual Loans	$5,741	$-	$7,159	$36

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
June 30, 2018
Commercial, Financial and Agricultural	$204	$113	$-	$317	$221,634	$222,406
Real Estate – Construction	62	-	-	62	87,498	88,169
Real Estate – Commercial Mortgage	483	189	-	672	573,140	575,993
Real Estate – Residential	495	391	-	886	329,515	331,944
Real Estate – Home Equity	255	-	-	255	217,686	218,851
Consumer	1,009	271	-	1,280	285,789	287,112
Total Past Due Loans	$2,508	$964	$-	$3,472	$1,715,262	$1,724,475

December 31, 2017
Commercial, Financial and Agricultural	$87	$55	$-	$142	$217,395	$218,166
Real Estate – Construction	811	-	-	811	76,858	77,966
Real Estate – Commercial Mortgage	437	195	-	632	532,705	535,707
Real Estate – Residential	701	446	-	1,147	308,821	311,906
Real Estate – Home Equity	80	2	-	82	227,683	229,513
Consumer	1,316	413	36	1,765	278,292	280,234
Total Past Due Loans	$3,432	$1,111	$36	$4,579	$1,641,754	$1,653,492

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
June 30, 2018
Beginning Balance	$1,131	$244	$4,053	$3,363	$2,319	$2,148	$13,258
Provision for Loan Losses	137	39	364	(107)	110	272	815
Charge-Offs	(141)	-	-	(456)	(157)	(509)	(1,263)
Recoveries	87	-	15	346	22	283	753
Net Charge-Offs	(54)	-	15	(110)	(135)	(226)	(510)
Ending Balance	$1,214	$283	$4,432	$3,146	$2,294	$2,194	$13,563

Six Months Ended
June 30, 2018
Beginning Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307
Provision for Loan Losses	93	167	238	73	20	969	1,560
Charge-Offs	(323)	(7)	(290)	(563)	(315)	(1,204)	(2,702)
Recoveries	253	1	138	430	83	493	1,398
Net Charge-Offs	(70)	(6)	(152)	(133)	(232)	(711)	(1,304)
Ending Balance	$1,214	$283	$4,432	$3,146	$2,294	$2,194	$13,563

Three Months Ended
June 30, 2017
Beginning Balance	$1,150	$100	$4,080	$3,376	$2,522	$2,107	$13,335
Provision for Loan Losses	229	14	165	(150)	(37)	368	589
Charge-Offs	(324)	-	(478)	(44)	-	(537)	(1,383)
Recoveries	40	-	58	202	39	362	701
Net Charge-Offs	(284)	-	(420)	158	39	(175)	(682)
Ending Balance	$1,095	$114	$3,825	$3,384	$2,524	$2,300	$13,242

Six Months Ended
June 30, 2017
Beginning Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431
Provision for Loan Losses	193	(54)	(22)	(316)	251	847	899
Charge-Offs	(417)	-	(549)	(160)	(92)	(1,161)	(2,379)
Recoveries	121	-	81	415	68	606	1,291
Net Charge-Offs	(296)	-	(468)	255	(24)	(555)	(1,088)
Ending Balance	$1,095	$114	$3,825	$3,384	$2,524	$2,300	$13,242

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
June 30, 2018
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$195	$113	$1,735	$1,030	$365	$1	$3,439
Loans Collectively
Evaluated for Impairment	1,019	170	2,697	2,116	1,929	2,193	10,124
Ending Balance	$1,214	$283	$4,432	$3,146	$2,294	$2,194	$13,563

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

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
June 30, 2018
Individually Evaluated for
Impairment	$1,093	$671	$18,368	$11,416	$2,589	$95	$34,232
Collectively Evaluated for
Impairment	221,313	87,498	557,625	320,528	216,262	287,017	1,690,243
Total	$222,406	$88,169	$575,993	$331,944	$218,851	$287,112	$1,724,475

December 31, 2017
Individually Evaluated for
Impairment	$1,378	$361	$19,280	$12,871	$3,332	$113	$37,335
Collectively Evaluated for
Impairment	216,788	77,605	516,427	299,035	226,181	280,121	1,616,157
Total	$218,166	$77,966	$535,707	$311,906	$229,513	$280,234	$1,653,492

June 30, 2017
Individually Evaluated for
Impairment	$1,078	$363	$21,502	$14,879	$3,314	$140	$41,276
Collectively Evaluated for
Impairment	212,466	66,968	497,638	304,250	227,681	270,917	1,579,920
Total	$213,544	$67,331	$519,140	$319,129	$230,995	$271,057	$1,621,196

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
June 30, 2018
Commercial, Financial and Agricultural	$1,093	$110	$983	$195
Real Estate – Construction	671	-	671	113
Real Estate – Commercial Mortgage	18,368	2,023	16,345	1,735
Real Estate – Residential	11,416	1,813	9,603	1,030
Real Estate – Home Equity	2,589	977	1,612	365
Consumer	95	39	56	1
Total	$34,232	$4,962	$29,270	$3,439

December 31, 2017
Commercial, Financial and Agricultural	$1,378	$118	$1,260	$215
Real Estate – Construction	361	297	64	1
Real Estate – Commercial Mortgage	19,280	1,763	17,517	2,165
Real Estate – Residential	12,871	1,516	11,355	1,220
Real Estate – Home Equity	3,332	1,157	2,175	515
Consumer	113	45	68	1
Total	$37,335	$4,896	$32,439	$4,117

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average	Total	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and
Agricultural	$1,188	$22	$1,158	$11	$1,251	$50	$1,119	$23
Real Estate – Construction	671	1	363	1	568	1	324	2
Real Estate – Commercial Mortgage	18,406	168	22,281	220	18,697	344	22,806	443
Real Estate – Residential	12,310	136	14,789	174	12,497	284	15,058	353
Real Estate – Home Equity	2,894	24	3,414	27	3,040	51	3,401	54
Consumer	102	2	142	2	106	4	153	4
Total	$35,571	$353	$42,147	$435	$36,159	$734	$42,861	$879

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
June 30, 2018
Special Mention	$5,143	$12,187	$59	$17,389
Substandard	1,089	28,124	370	29,583
Doubtful	-	-	-	-
Total Criticized Loans	$6,232	$40,311	$429	$46,972

December 31, 2017
Special Mention	$7,879	$13,324	$65	$21,268
Substandard	1,057	29,291	654	31,002
Doubtful	-	-	-	-
Total Criticized Loans	$8,936	$42,615	$719	$52,270

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

The following table presents loans classified as TDRs.

	June 30, 2018		December 31, 2017
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$666	$224	$822	$-
Real Estate – Construction	62	-	64	-
Real Estate – Commercial Mortgage	16,282	1,250	17,058	1,636
Real Estate – Residential	10,571	631	11,666	503
Real Estate – Home Equity	2,305	99	2,441	186
Consumer	95	-	113	-
Total TDRs	$29,981	$2,204	$32,164	$2,325

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018			2018
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	1	$498	$230
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	1	227	227
Real Estate – Residential	1	33	33	1	33	33
Real Estate – Home Equity	1	27	27	1	27	27
Consumer	-	-	-	-	-	-
Total TDRs	2	$60	$60	4	$785	$517

	Three Months Ended June 30,			Six Months Ended June 30,
	2017			2017
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	-	-	-	1	64	65
Real Estate – Commercial Mortgage	-	-	-	-	-	-
Real Estate – Residential	1	215	182	1	215	182
Real Estate – Home Equity	-	-	-	1	56	55
Consumer	-	-	-	-	-	-
Total TDRs	1	$215	$182	3	$335	$302

For the three and six months ended June 30, 2018, the loans modified as TDRs within the previous 12 months that have substantially defaulted are presented below.  For the three and six month period ended June 30, 2017 there were no loans modified as TDRs within the previous 12 months that have substantially defaulted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	1	64	1	64
Real Estate – Residential	-	-	-	-
Real Estate – Home Equity	-	-	-	-
Consumer	-	-	-	-
Total TDRs	1	$64	1	$64

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	-	$-	1	$227
Interest rate adjustment	1	33	1	33
Extended amortization and interest rate adjustment	1	27	1	27
Principal moratorium	-	-	1	230
Total TDRs	2	$60	4	$517

	Three Months Ended June 30,		Six Months Ended June 30,
	2017		2017
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	-	$-	-	$-
Interest rate adjustment	1	182	3	302
Extended amortization and interest rate adjustment	-	-	-	-
Total TDRs	1	$182	3	$302

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017
Beginning Balance	$3,330	$9,501	$3,941	$10,638
Additions	533	144	840	1,685
Valuation Write-downs	(138)	(275)	(632)	(769)
Sales	(352)	(1,209)	(776)	(3,320)
Other	-	(193)	-	(266)
Ending Balance	$3,373	$7,968	$3,373	$7,968

Net expenses applicable to other real estate owned include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017
Gains from the Sale of Properties	$(53)	$(162)	$(81)	$(268)
Losses from the Sale of Properties	54	93	142	195
Rental Income from Properties	(3)	(22)	(6)	(54)
Property Carrying Costs	112	131	187	257
Valuation Adjustments	138	275	632	768
Total	$248	$315	$874	$898

As of June 30, 2018, the Company had $1.5 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017
Service Cost	$1,721	$1,688	$3,442	$3,376
Interest Cost	1,415	1,437	2,830	2,874
Expected Return on Plan Assets	(2,391)	(2,006)	(4,782)	(4,012)
Prior Service Cost Amortization	50	56	100	112
Net Loss Amortization	918	953	1,837	1,906
Net Periodic Benefit Cost	$1,713	$2,128	$3,427	$4,256

Discount Rate	3.71%	4.21%	3.71%	4.21%
Long-term Rate of Return on Assets	7.25%	7.25%	7.25%	7.25%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017
Interest Cost	$57	$48	$113	$96
Net Loss Amortization	406	149	813	298
Net Periodic Benefit Cost	$463	$197	$926	$394

Discount Rate	3.53%	3.92%	3.53%	3.92%

The service cost component of net periodic benefit cost is reflected in compensation expense in the accompanying statements of income.  The other components of net periodic cost are included in “other” within the noninterest expense category in the statements of income.  See Note 1 – Significant Accounting Policies for additional information.

During the first six months of 2018, the Company contributed $20 million (first quarter - $10 million, second quarter - $10 million) to its defined benefit pension plan for the 2017 plan year.

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

	June 30, 2018			December 31, 2017
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$87,183	$388,016	$475,199	$78,390	$366,750	$445,140
Standby Letters of Credit	4,722	-	4,722	4,678	-	4,678
Total	$91,905	$388,016	$479,921	$83,068	$366,750	$449,818

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

In June 2018, Visa increased the litigation reserve by $600 million and revised the conversion ratio for the Class B shares resulting in a $0.2 million payable due the counterparty under the swap contract.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $119,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At June 30, 2018, there was $0.2 million payable to the counterparty.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
June 30, 2018
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$258,738	$-	$-	$258,738
U.S. Government Agency	-	159,909	-	159,909
States and Political Subdivisions	-	66,131	-	66,131
Mortgage-Backed Securities	-	998	-	998
Equity Securities	-	7,886	-	7,886

LIABILITIES:
Fair Value Swap	-	-	220	220

December 31, 2017
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$235,341	$-	$-	$235,341
U.S. Government Agency	-	144,644	-	144,644
States and Political Subdivisions	-	91,157	-	91,157
Mortgage-Backed Securities	-	1,185	-	1,185
Equity Securities	-	8,584	-	8,584

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $4.8 million with a valuation allowance of $0.7 million at June 30, 2018 and $6.1 million and $1.1 million, respectively, at December 31, 2017.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first six months of 2018, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	June 30, 2018
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$56,573	$56,573	$-	$-
Short-Term Investments	107,066	107,066	-	-
Investment Securities, Available for Sale	493,662	258,738	234,924	-
Investment Securities, Held to Maturity	236,764	49,456	183,723	-
Equity Securities(1)	3,600	-	3,600	-
Loans Held for Sale	8,246	-	8,246	-
Loans, Net of Allowance for Loan Losses	1,710,912	-	-	1,675,884

LIABILITIES:
Deposits	$2,459,190	$-	$2,457,218	$-
Short-Term Borrowings	7,021	-	7,021	-
Subordinated Notes Payable	52,887	-	42,640	-
Long-Term Borrowings	12,897	-	12,903	-

	December 31, 2017
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$58,419	$58,419	$-	$-
Short-Term Investments	227,023	227,023	-	-
Investment Securities, Available for Sale	480,911	235,341	245,570	-
Investment Securities, Held to Maturity	216,679	97,815	117,192	-
Loans Held for Sale	4,817	-	4,817	-
Loans, Net of Allowance for Loan Losses	1,640,185	-	-	1,625,310

LIABILITIES:
Deposits	$2,469,877	$-	$2,382,818	$-
Short-Term Borrowings	7,480	-	7,482	-
Subordinated Notes Payable	52,887	-	41,718	-
Long-Term Borrowings	13,967	-	14,081	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2018
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(265)	$67	$(198)
Amortization of losses on securities transferred from available for sale to held to
maturity	14	(4)	10
Total Other Comprehensive Loss	$(251)	$63	$(188)

Six Months Ended June 30, 2018
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,752)	$443	$(1,309)
Amortization of losses on securities transferred from available for sale to held to
maturity	28	(7)	21
Total Other Comprehensive Loss	$(1,724)	$436	$(1,288)

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$110	$(42)	$68
Amortization of losses on securities transferred from available for sale to held to
maturity	18	(7)	11
Total Other Comprehensive Income	$128	$(49)	$79

Six Months Ended June 30, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$615	$(238)	$377
Amortization of losses on securities transferred from available for sale to held to
maturity	38	(15)	23
Total Other Comprehensive Income	$653	$(253)	$400

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2018	$(1,743)	$(30,301)	$(32,044)
Other comprehensive loss during the period	(1,288)	-	(1,288)
Balance as of June 30, 2018	$(3,031)	$(30,301)	$(33,332)

Balance as of January 1, 2017	$(583)	$(25,642)	$(26,225)
Other comprehensive income during the period	400	-	400
Balance as of June 30, 2017	$(183)	$(25,642)	$(25,825)

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

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 will be effective for the Company on January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements and related disclosures.  As part of its implementation efforts to date, management has formed a cross-functional implementation team and developed a project plan.  The Company has also engaged a vendor to assist in model development.  The data set-up process is near completion and the overall project plan remains on schedule.  The Company expects the new guidance will result in an increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio.  However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01.  This includes the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair values is meant only for instances in which the practical expedient is elected; and various other clarifications.  ASU 2018-03 is effective for the Company on July 1, 2018 and is not expected to have a significant impact on its financial statements.

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

		2018		2017				2016
(Dollars in Thousands)		Second	First	Fourth	Third	Second	First	Fourth	Third
Shareowners' Equity (GAAP)		$293,571	$288,360	$284,210	$285,201	$281,513	$278,059	$275,168	$276,624
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	208,760	203,549	199,399	200,390	196,702	193,248	190,357	191,813
Total Assets (GAAP)		2,880,278	2,924,832	2,898,794	2,790,842	2,814,843	2,895,531	2,845,197	2,753,154
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,795,467	$2,840,021	$2,813,983	$2,706,031	$2,730,032	$2,810,720	$2,760,386	$2,668,343
Tangible Common Equity Ratio (non-GAAP)	A/B	7.47%	7.17%	7.09%	7.41%	7.21%	6.88%	6.90%	7.19%
Actual Diluted Shares Outstanding (GAAP)	C	17,114,380	17,088,419	17,071,107	17,045,326	17,025,148	16,978,681	16,949,359	16,873,822
Diluted Tangible Book Value (non-GAAP)	A/C	12.20	11.91	11.68	11.76	11.55	11.38	11.23	11.37

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands, Except	2018		2017				2016
(Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$24,419	$23,214	$22,627	$22,341	$21,422	$20,540	$20,832	$20,104
Interest Expense	1,649	1,451	1,138	1,080	926	804	773	784
Net Interest Income	22,770	21,763	21,489	21,261	20,496	19,736	20,059	19,320
Provision for Loan Losses	815	745	826	490	589	310	464	-
Net Interest Income After
Provision for Loan Losses	21,955	21,018	20,663	20,771	19,907	19,426	19,595	19,320
Noninterest Income	12,542	12,477	12,897	12,996	13,135	12,718	12,778	13,011
Noninterest Expense	28,393	27,906	26,897	26,707	27,921	27,922	27,560	28,022
Income Before Income Taxes	6,104	5,589	6,663	7,060	5,121	4,222	4,813	4,309
Income Tax Expense (Benefit)(2)	101	(184)	6,660	2,505	1,560	1,478	1,517	1,436
Net Income	6,003	5,773	3	4,555	3,561	2,744	3,296	2,873
Net Interest Income (FTE)	$22,917	$21,943	$21,808	$21,595	$20,799	$20,006	$20,335	$19,603

Per Common Share:
Net Income Basic	$0.35	$0.34	$0.00	$0.27	$0.21	$0.16	$0.20	$0.18
Net Income Diluted	0.35	0.34	0.00	0.27	0.21	0.16	0.20	0.17
Cash Dividends Declared	0.07	0.07	0.07	0.07	0.05	0.05	0.05	0.04
Diluted Book Value	17.15	16.87	16.65	16.73	16.54	16.38	16.23	16.39
Diluted Tangible Book Value(1)	12.20	11.91	11.68	11.76	11.55	11.38	11.23	11.37
Market Price:
High	25.99	26.50	26.01	24.58	22.39	21.79	23.15	15.35
Low	22.28	22.80	22.21	19.60	17.68	19.22	14.29	13.32
Close	23.63	24.75	22.94	24.01	20.42	21.39	20.48	14.77

Selected Average Balances:
Loans, Net	$1,691,287	$1,647,612	$1,640,738	$1,638,578	$1,608,629	$1,585,561	$1,573,264	$1,555,889
Earning Assets	2,566,006	2,592,465	2,511,985	2,466,287	2,502,030	2,529,207	2,423,388	2,417,943
Total Assets	2,861,104	2,892,120	2,822,451	2,779,960	2,817,479	2,845,140	2,743,463	2,734,465
Deposits	2,431,956	2,456,106	2,378,411	2,329,162	2,373,423	2,407,278	2,306,917	2,288,741
Shareowners’ Equity	291,806	287,502	288,044	285,296	281,661	278,489	278,943	277,407
Common Equivalent Average Shares:
Basic	17,045	17,028	16,967	16,965	16,955	16,919	16,809	16,804
Diluted	17,104	17,073	17,050	17,044	17,016	16,944	16,913	16,871

Performance Ratios:
Return on Average Assets	0.84%	0.81%	0.00%	0.65%	0.51%	0.39%	0.48%	0.42%
Return on Average Equity	8.25	8.14	0.00	6.33	5.07	4.00	4.70	4.12
Net Interest Margin (FTE)	3.58	3.43	3.45	3.48	3.33	3.21	3.34	3.23
Noninterest Income as % of
Operating Revenue	35.52	36.44	37.51	37.94	39.05	39.19	38.91	40.24
Efficiency Ratio	80.07	81.07	77.50	77.21	82.28	85.33	83.23	85.92

Asset Quality:
Allowance for Loan Losses	$13,563	$13,258	$13,307	$13,339	$13,242	$13,335	$13,431	$13,744
Allowance for Loan Losses to Loans	0.78%	0.80%	0.80%	0.82%	0.81%	0.84%	0.86%	0.88%
Nonperforming Assets (“NPAs”)	9,114	10,644	11,100	12,545	15,934	17,799	19,171	21,352
NPAs to Total Assets	0.32	0.36	0.38	0.45	0.57	0.61	0.67	0.78
NPAs to Loans plus OREO	0.52	0.64	0.67	0.76	0.97	1.11	1.21	1.35
Allowance to Non-Performing Loans	236.25	181.26	185.87	203.39	166.23	160.70	157.40	159.56
Net Charge-Offs to Average Loans	0.12	0.20	0.21	0.10	0.17	0.10	0.20	(0.02)

Capital Ratios:
Tier 1 Capital	16.25%	16.31%	16.33%	16.19%	15.58%	15.68%	15.51%	15.48%
Total Capital	17.00	17.05	17.10	16.96	16.32	16.44	16.28	16.28
Common Equity Tier 1	13.46	13.44	13.42	13.26	12.72	12.77	12.61	12.55
Leverage	10.69	10.36	10.47	10.48	10.20	9.95	10.23	10.12
Tangible Common Equity(1)	7.47	7.17	7.09	7.41	7.21	6.88	6.90	7.19

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 30.
(2)Includes $1.4 million and $1.5 million income tax benefit in the second and first quarter of 2018, respectively, related to two 2017 plan year pension plan contributions. Also, a $4.1 million income tax expense adjustment in the fourth quarter, 2017 related to the Tax Cuts and Jobs act of 2017.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•          Net income of $6.0 million, or $0.35 per diluted share, for the second quarter of 2018 compared to net income of $5.8 million, or $0.34 per diluted share, for the first quarter of 2018, and net income of $3.6 million, or $0.21 per diluted share for the second quarter of 2017.  For the first six months of 2018, we realized net income of $11.8 million, or $0.69 per diluted share, compared to net income of $6.3 million, or $0.37 per diluted share, for the same period of 2017.

•          Tax equivalent net interest income for the second quarter of 2018 was $22.9 million compared to $21.9 million for the first quarter of 2018 and $20.8 million for the second quarter of 2017.  For the first six months of 2018, tax equivalent net interest income totaled $44.9 million compared to $40.8 million for the comparable period of 2017.  The increase compared to all prior periods reflected higher interest rates and a favorable shift in the earning asset mix.  Higher rates earned on overnight funds, investment securities, and variable rate loans were partially offset by a higher cost on our negotiated rate deposits.

•          Provision for loan losses was $0.8 million for the second quarter of 2018 compared to $0.8 million for the first quarter of 2018 and $0.6 million for the second quarter of 2017.  For the first six months of 2018, the loan loss provision totaled $1.6 million compared to $0.9 million for the same period of 2017.  The higher provision in 2018 reflected growth in the loan portfolio.

•           Noninterest income for the second quarter of 2018 totaled $12.5 million, an increase of $0.1 million, or 0.5%, over the first quarter of 2018 and a $0.6 million, or 4.5%, decrease from the second quarter of 2017.  For the first six months of 2018, noninterest income totaled $25.0 million, a $0.8 million, or 3.2%, decrease from the same period of 2017.  The decrease from both prior year periods was primarily attributable to lower mortgage banking fees and deposit fees.

•          Noninterest expense for the second quarter of 2018 totaled $28.4 million, an increase of $0.5 million, or 1.7%, over the first quarter of 2018 and the second quarter of 2017.  For the first six months of 2018, noninterest expense totaled $56.3 million, an increase of $0.5 million, or 0.8%, over the same period of 2017.  The increase over all prior periods was primarily due to higher professional fees as well as a non-routine expense for our VISA Class B share swap contract related to VISA’s funding of their litigation reserve.

Financial Condition

•          Average earning assets were $2.566 billion for the second quarter of 2018, a decrease of $26.5 million, or 1.0%, from the first quarter of 2018, and an increase of $54.0 million, or 2.2%, over the fourth quarter of 2017.  The change in average earning assets compared to the first quarter 2018 was attributable to decreases in our short-term investments, primarily due to a decline in our seasonal public fund balances.  The change in average earning assets over the fourth quarter 2017 was attributable to growth in our loan and investment portfolios primarily funded by increases in our noninterest bearing deposits and savings accounts.

•          Average loans increased by $43.7 million, or 2.7%, over the first quarter of 2018, and $50.5 million, or 3.1%, over the fourth quarter of 2017.  The increase compared to the first quarter of 2018 reflected growth in all loans types except home equity loans. Growth over the fourth quarter of 2017 was experienced in all loan products except for commercial and home equity loans.

•          Nonperforming assets totaled $9.1 million at June 30, 2018, a decrease of $1.5 million, or 14.4%, from March 31, 2018 and $2.0 million, or 17.9%, from December 31, 2017.  Nonperforming assets represented 0.32% of total assets at June 30, 2018 compared to 0.36% at March 31, 2018 and 0.38% at December 31, 2017.

•          At June 30, 2018, we were well-capitalized with a risk based capital ratio of 17.00% and a tangible common equity ratio of 7.47% compared to 17.05% and 7.17%, respectively, at March 31, 2018, and 17.10% and 7.09%, respectively, at December 31, 2017.  All of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the second quarter of 2018, we realized net income of $6.0 million, or $0.35 per diluted share, compared to net income of $5.8 million, or $0.34 per diluted share for the first quarter of 2018, and net income of $3.6 million, or $0.21 per diluted share, for the second quarter of 2017.  For the first six months of 2018, we realized net income of $11.8 million, or $0.69 per diluted share, compared to net income of $6.3 million, or $0.37 per diluted share for the same period of 2017.

Net income for the first six months of 2018 included tax benefits totaling $2.9 million, or $0.17 per diluted share (1Q - $1.5 million, or $0.09 per diluted share and 2Q - $1.4 million, or $0.08 per diluted share) related to 2017 plan year pension plan contributions.

Compared to the first quarter of 2018, the $0.5 million increase in operating profit reflected a $1.0 million increase in net interest income and higher noninterest income of $0.1 million, partially offset by higher noninterest expense of $0.5 million and a $0.1 million increase in the loan loss provision.

Compared to the second quarter of 2017, the $1.0 million increase in operating profit was attributable to higher net interest income of $2.3 million, partially offset by lower noninterest income of $0.6 million, a $ 0.5 million increase in noninterest expense, and a $0.2 million increase in the loan loss provision.

The increase in operating profit for the first six months of 2018 versus the comparable period of 2017 was attributable to higher net interest income of $4.3 million that was partially offset by lower noninterest income of $0.8 million, higher noninterest expense of $0.5 million, and $0.7 million increase in the loan loss provision.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2018	2018	2017	2018	2017
Interest Income	$24,419	$23,214	$21,422	$47,633	$41,962
Taxable Equivalent Adjustments	147	180	303	327	573
Total Interest Income (FTE)	24,566	23,394	21,725	47,960	42,535
Interest Expense	1,649	1,451	926	3,100	1,730
Net Interest Income (FTE)	22,917	21,943	20,799	44,860	40,805
Provision for Loan Losses	815	745	589	1,560	899
Taxable Equivalent Adjustments	147	180	303	327	573
Net Interest Income After Provision for Loan Losses	21,955	21,018	19,907	42,973	39,333
Noninterest Income	12,542	12,477	13,135	25,019	25,853
Noninterest Expense	28,393	27,906	27,921	56,299	55,843
Income Before Income Taxes	6,104	5,589	5,121	11,693	9,343
Income Tax Expense (Benefit)	101	(184)	1,560	(83)	3,038
Net Income	$6,003	$5,773	$3,561	$11,776	$6,305

Basic Net Income Per Share	$0.35	$0.34	$0.21	$0.69	$0.37
Diluted Net Income Per Share	$0.35	$0.34	$0.21	$0.69	$0.37

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

Tax-equivalent net interest income was $22.9 million for the second quarter of 2018 compared to $21.9 million for the first quarter of 2018 and $20.8 million for the second quarter of 2017.  For the first six months of 2018, tax equivalent net interest income totaled $44.9 million compared to $40.8 million for the comparable period of 2017. The increase in tax-equivalent net interest income compared to all prior periods reflected growth in the loan and investment portfolios, coupled with higher short-term rates, partially offset by higher rates paid on negotiated rate deposits.

The federal funds target rate was increased seven times since December 2015 to 2.00% as of the end of the second quarter of 2018, which positively affected our net interest income due to favorable repricing of our variable and adjustable rate earning assets. Although these increases have also resulted in higher rates paid on our negotiated rate deposit products, we continue to prudently manage our overall cost of funds, which was 26 basis points for the second quarter of 2018 and 24 basis points for the first six months of 2018.  Due to highly competitive fixed-rate loan pricing across most markets, we have continued to review our loan pricing and make adjustments where appropriate and prudent.

Our net interest margin for the second quarter of 2018 was 3.58%, an increase of 15 basis points over the first quarter of 2018 and an increase of 25 basis points over the second quarter of 2017.  For the first six months of 2018, the net interest margin increased 24 basis points to 3.51% compared to the same period of 2017.  The increase in the margin as compared to all prior periods reflected rising interest rates and a favorable shift in our earning asset mix, which has produced higher net interest income in each period.

We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2018 was $0.8 million compared to $0.8 million provision expense for the first quarter of 2018 and $0.6 million for the second quarter of 2017.  For the first six months of 2018, the loan loss provision was $1.6 million compared to $0.9 million for the same period of 2017.  The higher provision in 2018 reflected growth in the loan portfolio.  We realized net loan charge-offs of $0.5 million, or 0.12% (annualized), of average loans for the second quarter of 2018.  This compares to net loan charge-offs of $0.8 million, or 0.20% (annualized) for the first quarter of 2018 and net charge-offs of $0.7 million, or 0.17% (annualized) for the second quarter of 2017.  For the first six months of 2018, net charge-offs totaled $1.3 million, or 0.16% (annualized), of average loans compared to $1.1 million, or 0.14% (annualized), for the same period of 2017.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2018	2018	2017	2018	2017
CHARGE-OFFS
Commercial, Financial and Agricultural	$141	$182	$324	$323	$417
Real Estate - Construction	-	7	-	7	-
Real Estate - Commercial Mortgage	-	290	478	290	549
Real Estate - Residential	456	107	44	563	160
Real Estate - Home Equity	157	158	-	315	92
Consumer	509	695	537	1,204	1,161
Total Charge-offs	$1,263	$1,439	$1,383	$2,702	$2,379

RECOVERIES
Commercial, Financial and Agricultural	$87	$166	$40	$253	$121
Real Estate - Construction	-	1	-	1	-
Real Estate - Commercial Mortgage	15	123	58	138	81
Real Estate - Residential	346	84	202	430	415
Real Estate - Home Equity	22	61	39	83	68
Consumer	283	210	362	493	606
Total Recoveries	$753	$645	$701	$1,398	$1,291

Net Charge-offs	$510	$794	$682	$1,304	$1,088

Net Charge-offs (Annualized) as a	0.12%	0.20%	0.17%	0.16%	0.14%
percent of Average Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the second quarter of 2018 totaled $12.5 million, an increase of $0.1 million, or 0.5%, over the first quarter of 2018 and a $0.6 million, or 4.5%, decrease from the second quarter of 2017.  For the first six months of 2018, noninterest income totaled $25.0 million, a $0.8 million, or 3.2%, decrease from the same period of 2017, primarily due to lower mortgage banking fees of $0.6 million and deposit fees of $0.4 million, partially offset by higher wealth management fees of $0.3 million.  The decrease from the second quarter of 2017 also reflected lower mortgage banking fees and deposit fees.

Noninterest income represented 35.5% of operating revenues (net interest income plus noninterest income) in the second quarter of 2018 compared to 36.4% in the first quarter of 2018 and 39.1% in the second quarter of 2017.  For the first six months of 2018, noninterest income represented 36.0% of operating revenues compared to 39.1% for the same period of 2017.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2018	2018	2017	2018	2017
Deposit Fees	$4,842	$4,872	$5,052	$9,714	$10,142
Bank Card Fees	2,909	2,811	2,870	5,720	5,673
Wealth Management Fees	2,037	2,173	2,073	4,210	3,915
Mortgage Banking Fees	1,206	1,057	1,556	2,263	2,864
Other	1,548	1,564	1,584	3,112	3,259

Total Noninterest Income	$12,542	$12,477	$13,135	$25,019	$25,853

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the second quarter of 2018 totaled $4.8 million, a decrease of $0.1 million, or 0.6%, from the first quarter of 2018, and a decrease of $0.2 million, or 4.2%, from the second quarter of 2017.  For the first six months of 2018, deposit fees totaled $9.7 million, a decrease of $0.4 million, or 4.2%, from the same period of 2017.  The decrease from both prior year periods reflected lower overdraft service fees due to a reduction in accounts using this service as well as lower utilization by existing users.  Late in the second quarter of 2018, we continued the restructuring of our deposit product line-up as we migrate from a free to fee checking account model.  We expect this change to have a favorable impact on deposit fees for the second half of 2018.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $2.0 million for the second quarter of 2018, a decrease of $0.1 million, or 6.3%, from the first quarter of 2018 and $0.1 million, or 1.7%, from the second quarter of 2017.  For the first six months of 2018, wealth management fees totaled $4.2 million, an increase of $0.3 million, or 7.5%, over the same period of 2017.  At June 30, 2018, total assets under management were approximately $1.421 billion compared to $1.418 billion at December 31, 2017 and $1.178 billion at June 30, 2017.

Mortgage Banking Fees.  Mortgage banking fees totaled $1.2 million for the second quarter of 2018, an increase of $0.1 million, or 14.1%, from the first quarter of 2018 and a decrease of $0.4 million, or 22.5%, from the second quarter of 2017.  For the first six months of 2018, fees totaled $2.3 million, a decrease of $0.6 million, or 21.0%, over the same period of 2017.  The lower level of mortgage banking fees was due to a slowdown in secondary market loan production as adjustable rate loan production has picked up momentum and is being booked into our loan portfolio.  Total (secondary market sales and portfolio) residential loan production during the first two quarters of 2018 was comparable to the prior year.

Noninterest Expense

Noninterest expense for the second quarter of 2018 totaled $28.4 million, an increase of $0.5 million, or 1.7%, over the first quarter of 2018 and second quarter of 2017.  For the first six months of 2018, noninterest expense totaled $56.3 million, a $0.5 million, or 0.8%, increase over the same period of 2017.  The increase over the first quarter of 2018 primarily reflected higher professional fees of $0.2 million and a $0.2 million expense for our VISA Class B share swap contract related to VISA’s funding of their litigation reserve.  Compared to the three and six month periods of 2017, the increase was primarily attributable to higher professional fees.  The increase in professional fees is related to non-routine consulting engagements that will be concluded early in the second half of 2018.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2018	2018	2017	2018	2017
Salaries	$11,869	$11,873	$11,560	$23,743	$23,324
Associate Benefits	3,928	4,038	4,080	7,965	8,176
Total Compensation	15,797	15,911	15,640	31,708	31,500

Premises	2,191	2,209	2,217	4,400	4,421
Equipment	2,312	2,342	2,338	4,654	4,515
Total Occupancy	4,503	4,551	4,555	9,054	8,936

Legal Fees	569	476	537	1,045	1,023
Professional Fees	1,374	1,146	885	2,520	1,789
Processing Services	1,724	1,532	1,700	3,256	3,345
Advertising	412	287	531	700	998
Travel and Entertainment	277	180	222	457	396
Printing and Supplies	162	163	188	325	364
Telephone	581	594	527	1,175	1,356
Postage	182	206	185	388	402
Insurance - Other	408	401	410	809	812
Other Real Estate Owned, net	248	626	315	874	898
Miscellaneous	2,156	1,833	2,226	3,988	4,024
Total Other	8,093	7,444	7,726	15,537	15,407

Total Noninterest Expense	$28,393	$27,906	$27,921	$56,299	$55,843

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $15.8 million for the second quarter of 2018, a decrease of $0.1 million, or 0.7%, from the first quarter of 2018 and an increase of $0.2 million, or 1.0%, over the second quarter of 2017.  For the first six months of 2018, compensation expense totaled $31.7 million, an increase of $0.2 million, or 0.7%, over the same period of 2017 and reflected higher salary expense of $0.4 million, partially offset by lower associate benefit expense of $0.2 million.  The increase in salary expense was attributable to higher cash incentive plan expense reflective of improved performance.  The reduction in associate benefit expense was primarily due to lower stock compensation expense.

Other.  Other noninterest expense totaled $8.1 million for the second quarter of 2018, an increase of $0.6 million, or 8.7% over the first quarter of 2018 and $0.4 million, or 4.8%, over the second quarter of 2017.  The increase over both prior periods was primarily attributable to higher professional fees related to non-routine consulting engagements that will be concluded early in the second half of 2018.  Additionally, a non-routine payment of $0.2 million related to our VISA share swap contract contributed to the increase.  For the first six months of 2018, other expense increased $0.1 million, or 0.8%, over the same period of 2017, and reflected higher professional fees of $0.7 million, partially offset by lower advertising of $0.3 million and telephone expense of $0.2 million.  The increase in professional fees was related to the aforementioned consulting engagements.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 80.07% for the second quarter of 2018 compared to 81.07% for the first quarter of 2018 and 82.28% for the second quarter of 2017.  For the first six months of 2018, this ratio was 80.57% compared to 83.78% for the same period of 2017.

Income Taxes

We realized an income tax benefit of $0.1 million for the six months ended June 30, 2018 which reflected two discrete tax benefit items totaling $2.9 million resulting from the effect of federal tax reform, enacted in December 2017, on pension plan contributions made in 2018.  The discrete tax item for the first quarter of 2018 totaled $1.5 million and the item for the second quarter of 2018 totaled $1.4 million.  Absent these discrete items, our effective tax rate was approximately 24%.

FINANCIAL CONDITION

Average earning assets were $2.566 billion for the second quarter of 2018, a decrease of $26.5 million, or 1.0%, from the first quarter of 2018, and an increase of $54.0 million, or 2.2%, over the fourth quarter of 2017.  The change in average earning assets compared to the first quarter 2018 was attributable to decreases in our short-term investments, primarily due to a decline in our seasonal public fund balances.  The change in average earning assets over the fourth quarter 2017 was attributable to growth in our loan and investment portfolios primarily funded by increases in our noninterest bearing deposits and savings accounts.

Investment Securities

In the second quarter of 2018, our average investment portfolio increased $12.1 million, or 1.7%, over the first quarter of 2018 and increased $19.3 million, or 2.8%, over the fourth quarter of 2017.  Securities in our investment portfolio represented 27.9% of our average earning assets in the second quarter of 2018, compared to 27.2% in the first quarter of 2018, and 27.7% in the fourth quarter of 2017.   For the remainder of 2018, we will continue to closely monitor liquidity levels, as well as look for new investment products that are prudent relative to our risk profile and overall investment strategy.  L iquidity levels, including anticipated cash flow from the investment portfolio, will determine the extent to which investment cash flow will be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the second quarter of 2018, we purchased securities under both the AFS and HTM designations.  At June 30, 2018, $493.7 million, or 67.6%, of our investment portfolio was classified as AFS, and $236.8 million, or 32.4%, classified as HTM.  The average maturity of our total portfolio at June 30, 2018 was 2.21 years compared to 2.11 years and 1.96 years at March 31, 2018 and December 31, 2017, respectively.

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

At June 30, 2018, there were 535 positions (combined AFS and HTM) with unrealized losses totaling $8.4 million. GNMA mortgage-backed securities, U.S. treasury securities (“UST”), and Small Business Administration (“SBA”) investments carry the full faith and credit guarantee of the U.S. government, and are 0% risk-weighted assets for regulatory capital purposes.  SBA securities float monthly or quarterly to the prime rate and are uncapped. Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bureau (“FFCB”) are direct obligations of U.S. government agencies. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides further detail on investment securities with unrealized losses.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	128	$108,325	$1,742	50	$29,894	$1,308	178	$138,219	$3,050
UST	35	171,023	2,616	26	122,268	1,797	61	293,291	4,413
SBA	78	63,166	340	2	1,503	21	80	64,669	361
FHLB and FFCB	2	4,462	37	16	23,709	255	18	28,171	292
States and Political Subdivisions	184	60,604	201	14	5,575	49	198	66,179	250
Total	427	$407,580	$4,936	108	$182,949	$3,430	535	$590,529	$8,366

Loans

Average loans increased $43.7 million, or 2.7% compared to the first quarter of 2018, and have grown $50.5 million, or 3.1% compared to the fourth quarter of 2017.  The increase compared to the prior quarter reflected growth in all loans types except home equity loans. Growth over the fourth quarter of 2017 was experienced in all loan products except for commercial and home equity loans.  During 2018, we have purchased a $4.0 million pool of adjustable rate residential loans (late in first quarter) and a $12.1 million pool of fixed and adjustable rate commercial real estate loans (late in second quarter).

We continue to make minor modifications on some of our lending programs to mitigate the impact that consumer and business deleveraging has had on our portfolio.  These programs, coupled with economic improvements in our anchor markets and strategic loan purchases, have helped increase overall loan growth.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $9.1 million at June 30, 2018, a decrease of $1.5 million, or 14.4%, from March 31, 2018 and $2.0 million, or 17.9%, from December 31, 2017.  Nonaccrual loans totaled $5.7 million at June 30, 2018, a $1.6 million decrease from March 31, 2018 and a $1.4 million decrease from December 31, 2017.  Nonaccrual loan additions totaled $2.5 million for the second quarter of 2018 compared to $3.8 million for the first quarter of 2018 and $5.6 million for the fourth quarter of 2017.  The balance of OREO totaled $3.4 million at June 30, 2018, an increase of $0.1 million over March 31, 2018 and a decrease of $0.6 million from December 31, 2017.  For the second quarter of 2018, we added properties totaling $0.5 million, sold properties totaling $0.3 million, and recorded valuation adjustments totaling $0.1 million.

(Dollars in Thousands)	June 30, 2018	March 31, 2018	December 30, 2017
Nonaccruing Loans:
Commercial, Financial and Agricultural	$455	$567	$629
Real Estate - Construction	609	608	298
Real Estate - Commercial Mortgage	2,181	1,940	2,370
Real Estate - Residential	1,543	2,398	1,938
Real Estate - Home Equity	910	1,686	1,748
Consumer	43	115	176
Total Nonperforming Loans (“NPLs”)(1)	$5,741	$7,314	$7,159
Other Real Estate Owned	3,373	3,330	3,941
Total Nonperforming Assets (“NPAs”)	$9,114	$10,644	$11,100

Past Due Loans 30 – 89 Days	$3,472	$4,268	$4,543
Past Due Loans 90 Days or More (accruing)	-	-	36
Performing Troubled Debt Restructurings	$29,981	$31,472	$32,164

Nonperforming Loans/Loans	0.33%	0.44%	0.43%
Nonperforming Assets/Total Assets	0.32	0.36	0.38
Nonperforming Assets/Loans Plus OREO	0.52	0.64	0.67
Allowance/Nonperforming Loans	236.25%	181.26%	185.87%

(1)    Nonperforming TDRs are included in the NPL totals.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017
NPA Beginning Balance:	$10,644	$17,799	$11,100	$19,171
Change in Nonaccrual Loans:
Beginning Balance	7,314	8,298	7,159	8,533
Additions	2,506	3,247	6,280	6,115
Charge-Offs	(758)	(1,046)	(1,713)	(1,602)
Transferred to OREO	(533)	(144)	(840)	(782)
Paid Off/Payments	(1,046)	(700)	(1,620)	(1,393)
Restored to Accrual	(1,742)	(1,689)	(3,525)	(2,905)
Ending Balance	5,741	7,966	5,741	7,966

Change in OREO:
Beginning Balance	3,330	9,501	3,941	10,638
Additions	533	144	840	1,685
Valuation Write-downs	(138)	(275)	(632)	(769)
Sales	(352)	(1,209)	(776)	(3,320)
Other	-	(193)	-	(266)
Ending Balance	3,373	7,968	3,373	7,968
NPA Net Change	(1,530)	(1,865)	(1,986)	(3,237)
NPA Ending Balance	$9,114	$15,934	$9,114	$15,934

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017
TDR Beginning Balance:	$33,703	$39,066	$34,489	$39,976
Additions	59	182	517	302
Charge-Offs	(21)	(375)	(391)	(453)
Paid Off/Payments	(1,187)	(956)	(2,061)	(1,868)
Removal Due to Change in TDR Status	(296)	-	(296)	-
Transferred to OREO	(73)	-	(73)	(40)
TDR Ending Balance(1)	$32,185	$37,917	$32,185	$37,917

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

The allowance for loan losses was $13.6 million at June 30, 2018 compared to $13.3 million at March 31, 2018 and December 31, 2017.  The allowance for loan losses was 0.78% of outstanding loans (net of overdrafts) and provided coverage of 236% of nonperforming loans at June 30, 2018 compared to 0.80% and 181%, respectively, at March 31, 2018 and 0.80% and 186%, respectively, at December 31, 2017.  We believe that the allowance for loan losses was adequate to absorb losses inherent in our loan portfolio at June 30, 2018.

Deposits

Average total deposits were $2.432 billion for the second quarter of 2018, a decrease of $24.1 million, or 1.0%, from the first quarter of 2018, and an increase of $53.5 million, or 2.3% over the fourth quarter of 2017.  The decline in deposits compared to the first quarter of 2018 reflected lower public fund NOW accounts and certificates of deposit balances, partially offset by increases in all other deposit types.  The increase in deposits when compared to the fourth quarter of 2017 reflected growth in all deposit products except certificates of deposit.  Public fund accounts typically peak in the first quarter and trend downwards through the fourth quarter due to the cycle of tax receipts.

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

We test our balance sheet using varying interest rate shock scenarios to analyze our interest rate risk. Average interest rates are shocked by plus or minus 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determined are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over 12-month and 24-month periods, and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. At this time, all shock scenarios for net interest earnings at risk and EVE are within the desired ranges.

We augment our interest rate shock analysis with alternative external interest rate scenarios on a quarterly basis.  These alternative interest rate scenarios may include non-parallel rate ramps.

Analysis.  Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period and do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
June 30, 2018	9.2%	6.9%	4.5%	2.3%	-5.9%
March 31, 2018	13.1%	9.7%	6.3%	3.1%	-7.5%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
June 30, 2018	37.7%	29.4%	21.1%	13.1%	-7.8%
March 31, 2018	40.7%	31.4%	22.1%	13.2%	-9.6%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact our net interest margin, while a declining rate environment of 100bp will have a negative impact on our net interest income. Compared to the prior quarter-end, both the 12-month and 24-month Net Interest Income at Risk positions declined in a rising rate environment, and became more favorable in the down 100bp scenario.

All measures of Net Interest Income at Risk are within our prescribed policy limits over both the 12-month and 24-month periods. Quarter-over-quarter, these metrics became less favorable in a rising rate environment as most of our high beta deposit rates are now off their floors. The metrics in the down 100 bp scenario became more favorable as we have a greater ability to lower our deposit rates relative to the decline in market rates. To a lesser degree, limited amounts of slightly longer investment purchases also reduced exposure to a falling rate scenario.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
June 30, 2018	24.0%	19.2%	13.6%	7.9%	-14.8%
March 31, 2018	28.3%	22.4%	15.7%	8.9%	-17.5%

At June 30, 2018, the economic value of equity in all rising rate scenarios versus the base case was slightly less favorable compared to the prior quarter, but more favorable in the falling rate scenario. Quarter-over-quarter, EVE became less favorable in a rising rate environment as most of our high beta deposit rates are now off their floors. EVE in the down 100 bps rate shock scenario became more favorable as high Beta deposit rates have risen enough off their floors to give us room to reduce them in response to a falling rate environment. To a lesser degree, slightly longer investment purchases also reduced exposure in a falling rate scenario.

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

At June 30, 2018, we had the ability to generate $1.417 billion in additional liquidity through all of our available resources (this excludes $107 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, and the Board of Directors. At June 30, 2018, we believe the liquidity available to us was sufficient to meet our needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio was approximately 2.21 years, and at June 30, 2018, it had a net unrealized pre-tax loss of $3.9 million in the available-for-sale portfolio.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $158.7 million during the second quarter of 2018 compared to an average net overnight funds sold position of $240.9 million in the first quarter of 2018 and $174.6 million in the fourth quarter of 2017.  The decrease in average net overnight funds compared to both prior periods reflected growth in our loan and investment portfolios.  Additionally, part of the decrease compared to the first quarter of 2018 was attributable to the decline in our public deposits.

We expect our capital expenditures will be approximately $5.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2018, advances from the FHLB totaled $10.7 million in outstanding debt consisting of 13 notes. During the first six months of 2018, the Bank made FHLB advance payments totaling approximately $0.8 million. No advances matured or were paid off in the first half of 2018, and we did not obtain any new FHLB advances during this period. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to our wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004, of which $10 million was retired in April 2016.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of three-month LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing is due quarterly and adjusts quarterly to a variable rate of three-month LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds from these borrowings were used to partially fund acquisitions.  Under the terms of each junior subordinated deferrable interest note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.

Capital

Shareowners’ equity was $293.6 million at June 30, 2018, compared to $288.4 million at March 31, 2018 and $284.2 million at December 31, 2017.  Our leverage ratio was 10.69%, 10.36%, and 10.47%, respectively, on these dates.  Further, at June 30, 2018, our risk-adjusted capital ratio was 17.00% compared to 17.05% and 17.10% at March 31, 2018 and December 31, 2017, respectively.  Our common equity tier 1 ratio was 13.46% at June 30, 2018 compared to 13.44% and 13.42% at March 31, 2018 and December 31, 2017, respectively.  All of our capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards at June 30, 2018.

During the first six months of 2018, shareowners’ equity increased $9.4 million, or 6.6%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $11.8 million, stock compensation accretion of $0.7 million, and net adjustments totaling $0.6 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $2.4 million and a $1.3 million net increase in the unrealized loss on investment securities.

At June 30, 2018, our common stock had a book value of $17.15 per diluted share compared to $16.87 at March 31, 2018 and $16.65 at December 31, 2017.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which impact other comprehensive income.  At June 30, 2018, the net unrealized loss on investment securities available for sale was $3.0 million and the amount of our unfunded pension liability was $30.3 million.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock through February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  We have not repurchased any shares during 2018.  At June 30, 2018, we were authorized to repurchase up to 640,000 additional shares under the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

As of June 30, 2018, we had $475.2 million in commitments to extend credit and $4.7 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,691,287	$20,625	4.89%	$1,608,629	$18,880	4.71%	$1,669,571	$40,261	4.86%	$1,597,159	$37,017	4.67%
Taxable Securities(2)	643,516	2,945	1.83	591,825	1,898	1.28	631,394	5,468	1.74	596,153	3,682	1.24
Tax-Exempt Securities	72,478	266	1.47	100,742	414	1.64	78,605	584	1.49	99,361	810	1.63
Funds Sold	158,725	730	1.84	200,834	533	1.06	199,593	1,647	1.66	222,871	1,026	0.93
Total Earning Assets	2,566,006	24,566	3.84%	2,502,030	21,725	3.48%	2,579,163	47,960	3.75%	2,515,544	42,535	3.41%
Cash & Due From Banks	50,364			52,312			51,531			50,618
Allowance For Loan Losses	(13,521)			(13,662)			(13,586)			(13,550)
Other Assets	258,255			276,799			259,418			278,621
TOTAL ASSETS	$2,861,104			$2,817,479			$2,876,526			$2,831,233

Liabilities:
NOW Accounts	$790,335	$725	0.37%	$806,621	$222	0.11%	$826,554	$1,384	0.34%	$843,459	$356	0.09%
Money Market Accounts	255,143	166	0.26	261,726	57	0.09	250,883	269	0.22	260,423	92	0.07
Savings Accounts	351,664	43	0.05	322,833	39	0.05	347,847	85	0.05	317,055	77	0.05
Other Time Deposits	134,171	61	0.18	152,811	70	0.18	137,248	125	0.18	155,535	144	0.19
Total Interest Bearing Deposits	1,531,313	995	0.27	1,543,991	388	0.10	1,562,532	1,863	0.25	1,576,472	669	0.09
Short-Term Borrowings	6,633	8	0.49	8,957	17	0.75	7,745	16	0.42	10,873	62	1.15
Subordinated Notes Payable	52,887	552	4.13	52,887	404	3.02	52,887	1,027	3.86	52,887	783	2.94
Other Long-Term Borrowings	13,151	94	2.88	16,065	117	2.93	13,467	194	2.91	15,271	216	2.85
Total Interest Bearing Liabilities	1,603,984	1,649	0.43%	1,621,900	926	0.23%	1,636,631	3,100	0.40%	1,655,503	1,730	0.22%
Noninterest Bearing Deposits	900,643			829,432			881,433			813,785
Other Liabilities	64,671			84,486			68,796			81,861
TOTAL LIABILITIES	2,569,298			2,535,818			2,586,860			2,551,149

TOTAL SHAREOWNERS’ EQUITY	291,806			281,661			289,666			280,084

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,861,104			$2,817,479			$2,876,526			$2,831,233

Interest Rate Spread			3.41%			3.25%			3.35%			3.19%
Net Interest Income		$22,917			$20,799			$44,860			$40,805
Net Interest Margin(3)			3.58%			3.33%			3.51%			3.27%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate for 2018 and a 35% Federal tax rate for 2017.
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

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At June 30, 2018, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at June 30, 2018, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Date: August 3, 2018