Form 10-Q
period 2018-09-30
CAPITAL CITY BANK GROUP INC
filed 2018-11-02
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

At October 31, 2018, 17,058,521 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in Thousands)	2018	2017
ASSETS
Cash and Due From Banks	$48,423	$58,419
Federal Funds Sold and Interest Bearing Deposits	26,839	227,023
Total Cash and Cash Equivalents	75,262	285,442

Investment Securities, Available for Sale, at fair value	484,243	480,911
Investment Securities, Held to Maturity, at amortized cost (fair value of $223,531 and $215,007)	227,923	216,679
Total Investment Securities	712,166	697,590

Loans Held For Sale	8,297	4,817

Loans, Net of Unearned Income	1,773,754	1,653,492
Allowance for Loan Losses	(14,219)	(13,307)
Loans, Net	1,759,535	1,640,185

Premises and Equipment, net	89,567	91,698
Goodwill	84,811	84,811
Other Real Estate Owned	2,720	3,941
Other Assets	86,832	90,310
Total Assets	$2,819,190	$2,898,794

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$934,146	$874,583
Interest Bearing Deposits	1,447,070	1,595,294
Total Deposits	2,381,216	2,469,877

Short-Term Borrowings	16,644	7,480
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	12,456	13,967
Other Liabilities	57,971	70,373
Total Liabilities	2,521,174	2,614,584

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,058,521 and 16,988,951 shares
issued and outstanding at September 30, 2018 and December 31, 2017, respectively	171	170
Additional Paid-In Capital	38,325	36,674
Retained Earnings	293,254	279,410
Accumulated Other Comprehensive Loss, net of tax	(33,734)	(32,044)
Total Shareowners’ Equity	298,016	284,210
Total Liabilities and Shareowners' Equity	$2,819,190	$2,898,794

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2018	2017	2018	2017
INTEREST INCOME
Loans, including Fees	$21,618	$19,479	$61,686	$56,204
Investment Securities:
Taxable	3,290	2,150	8,757	5,832
Tax Exempt	182	266	633	795
Federal Funds Sold and Interest Bearing Deposits	302	446	1,949	1,472
Total Interest Income	25,392	22,341	73,025	64,303

INTEREST EXPENSE
Deposits	1,068	530	2,931	1,199
Short-Term Borrowings	41	15	57	77
Subordinated Notes Payable	568	420	1,595	1,203
Other Long-Term Borrowings	92	115	286	331
Total Interest Expense	1,769	1,080	4,869	2,810

NET INTEREST INCOME	23,623	21,261	68,156	61,493
Provision for Loan Losses	904	490	2,464	1,389
Net Interest Income After Provision For Loan Losses	22,719	20,771	65,692	60,104

NONINTEREST INCOME
Deposit Fees	5,207	5,153	14,921	15,295
Bank Card Fees	2,828	2,688	8,548	8,361
Wealth Management Fees	2,181	2,197	6,391	6,112
Mortgage Banking Fees	1,343	1,480	3,606	4,344
Other	1,749	1,478	4,861	4,737
Total Noninterest Income	13,308	12,996	38,327	38,849

NONINTEREST EXPENSE
Compensation	15,891	15,711	47,599	47,211
Occupancy, net	4,645	4,501	13,699	13,437
Other Real Estate Owned, net	347	(118)	1,221	780
Other	7,816	6,613	22,479	21,122
Total Noninterest Expense	28,699	26,707	84,998	82,550

INCOME BEFORE INCOME TAXES	7,328	7,060	19,021	16,403
Income Tax Expense	1,338	2,505	1,255	5,543

NET INCOME	$5,990	$4,555	$17,766	$10,860

BASIC NET INCOME PER SHARE	$0.35	$0.27	$1.04	$0.64
DILUTED NET INCOME PER SHARE	$0.35	$0.27	$1.04	$0.64

Average Common Basic Shares Outstanding	17,056	16,965	17,043	16,946
Average Common Diluted Shares Outstanding	17,125	17,044	17,102	17,009

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2018	2017	2018	2017
NET INCOME	$5,990	$4,555	$17,766	$10,860
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	(553)	(99)	(2,306)	516
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	13	19	42	57
Total Investment Securities	(540)	(80)	(2,264)	573
Other comprehensive (loss) income, before tax	(540)	(80)	(2,264)	573
Deferred tax (benefit) expense related to other comprehensive income	(137)	(31)	(574)	222
Other comprehensive (loss) income, net of tax	(403)	(49)	(1,690)	351
TOTAL COMPREHENSIVE INCOME	$5,587	$4,506	$16,076	$11,211

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Shares	Common	Additional	Retained	Loss, Net of
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Paid-In Capital	Earnings	Taxes	Total
Balance, January 1, 2017	16,844,698	$168	$34,188	$267,037	$(26,225)	$275,168
Net Income	-	-	-	10,860	-	10,860
Other Comprehensive Income, net of tax	-	-	-	-	351	351
Cash Dividends ($0.1700 per share)	-	-	-	(2,884)	-	(2,884)
Stock Based Compensation	-	-	1,196	-	-	1,196
Impact of Transactions Under Compensation Plans, net	121,349	2	508	-	-	510
Balance, September 30, 2017	16,966,047	$170	$35,892	$275,013	$(25,874)	$285,201

Balance, January 1, 2018	16,988,951	$170	$36,674	$279,410	$(32,044)	$284,210
Net Income	-	-	-	17,766	-	17,766
Other Comprehensive Loss, net of tax	-	-	-	-	(1,690)	(1,690)
Cash Dividends ($0.2300 per share)	-	-	-	(3,922)	-	(3,922)
Stock Based Compensation	-	-	978	-	-	978
Impact of Transactions Under Compensation Plans, net	69,570	1	673	-	-	674
Balance, September 30, 2018	17,058,521	$171	$38,325	$293,254	$(33,734)	$298,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$17,766	$10,860
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	2,464	1,389
Depreciation	4,845	4,966
Amortization of Premiums, Discounts, and Fees, net	5,253	4,928
Net (Increase) Decrease in Loans Held-for-Sale	(3,480)	3,086
Stock Compensation	978	1,196
Net Tax Benefit From Stock-Based Compensation	(41)	(223)
Deferred Income Taxes	1,847	247
Net Loss on Sales and Write-Downs of Other Real Estate Owned	941	456
Loss on Disposal of Premises and Equipment	57	276
Net Decrease in Other Assets	3,040	2,559
Net (Decrease) Increase in Other Liabilities	(12,208)	6,487
Net Cash Provided By Operating Activities	21,462	36,227

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(102,428)	(60,703)
Payments, Maturities, and Calls	89,932	53,031
Securities Available for Sale:
Purchases	(129,502)	(122,949)
Payments, Maturities, and Calls	119,092	130,997
Purchases of Loans Held for Investment	(25,048)	(44,083)
Net Increase in Loans	(98,007)	(27,327)
Proceeds From Sales of Other Real Estate Owned	1,540	5,952
Purchases of Premises and Equipment	(2,771)	(3,052)
Net Cash Used In Investing Activities	(147,192)	(68,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(88,661)	(64,669)
Net Increase (Decrease) in Short-Term Borrowings	9,164	(3,020)
Repayment of Other Long-Term Borrowings	(1,511)	(2,786)
Dividends Paid	(3,922)	(2,884)
Issuance of Common Stock Under Compensation Plans	480	333
Net Cash Used In Financing Activities	(84,450)	(73,026)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(210,180)	(104,933)

Cash and Cash Equivalents at Beginning of Period	285,442	296,047
Cash and Cash Equivalents at End of Period	$75,262	$191,114

Supplemental Cash Flow Disclosures:
Interest Paid	$4,837	$2,825
Income Taxes Paid	$151	$4,044

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$1,260	$2,024

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

Income Taxes.  For the first nine months of 2018, the Company realized income tax expense of $1.3 million, which reflected three discrete tax benefit items totaling $3.3 million resulting from the effect of federal tax reform, enacted in December 2017, specifically related to pension plan contributions made in 2018 for the plan year 2017.  The discrete tax items for 2018 totaled $1.5 million for the first quarter, $1.4 million for the second quarter and $0.4 million for the third quarter.  Absent these discrete items, the Company’s effective tax rate was approximately 24%.

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

Period Presented	Line Item
(Dollars in Thousands)	Compensation	Other Expense
Three Months Ended September 30, 2018	($457)	$457
Three Months Ended September 30, 2017	($638)	$638
Nine Months Ended September 30, 2018	($1,371)	$1,371
Nine Months Ended September 30, 2017	($1,926)	$1,926

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	September 30, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$272,335	$-	$4,222	$268,113	$237,505	$-	$2,164	$235,341
U.S. Government Agency	153,087	625	621	153,091	144,324	727	407	144,644
States and Political Subdivisions	54,115	-	276	53,839	91,533	2	378	91,157
Mortgage-Backed Securities	922	50	-	972	1,102	83	-	1,185
Equity Securities(1)	8,228	-	-	8,228	8,584	-	-	8,584
Total	$488,687	$675	$5,119	$484,243	$483,048	$812	$2,949	$480,911

Held to Maturity
U.S. Government Treasury	$35,103	$-	$702	$34,401	$98,256	$-	$441	$97,815
States and Political Subdivisions	6,566	-	45	6,521	6,996	-	41	6,955
Mortgage-Backed Securities	186,254	207	3,852	182,609	111,427	22	1,212	110,237
Total	$227,923	$207	$4,599	$223,531	$216,679	$22	$1,694	$215,007

Total Investment Securities	$716,610	$882	$9,718	$707,774	$699,727	$834	$4,643	$695,918

(1)     Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $3.4 million, $4.8 million, respectively, at September 30, 2018 and includes Federal Home Loan Bank, Federal Reserve Bank and FNBB Inc. stock recorded at cost of $3.1 million, $4.8 million, and $0.8 million, respectively, at December 31, 2017.  The FNBB, Inc. equity investment was reclassified to other assets at March 31, 2018 in accordance with ASU 2016-01, which was adopted prospectively as allowed by the standard.

Securities with an amortized cost of $234.5 million and $328.1 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At September 30, 2018, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$120,134	$119,269	$13,099	$12,963
Due after one year through five years	232,224	228,353	28,570	27,959
Mortgage-Backed Securities	922	972	186,254	182,609
U.S. Government Agency	127,179	127,421	-	-
Equity Securities	8,228	8,228	-	-
Total	$488,687	$484,243	$227,923	$223,531

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
Available for Sale
U.S. Government Treasury	$92,259	$1,005	$175,854	$3,217	$268,113	$4,222
U.S. Government Agency	63,475	351	29,223	270	92,698	621
States and Political Subdivisions	34,928	164	14,831	112	49,759	276
Mortgage-Backed Securities	10	-	2	-	12	-
Total	190,672	1,520	219,910	3,599	410,582	5,119

Held to Maturity
U.S. Government Treasury	4,900	112	29,501	590	34,401	702
States and Political Subdivisions	6,026	38	495	7	6,521	45
Mortgage-Backed Securities	90,516	1,498	55,089	2,354	145,605	3,852
Total	$101,442	$1,648	$85,085	$2,951	$186,527	$4,599

December 31, 2017
Available for Sale
U.S. Government Treasury	$155,443	$963	$79,900	$1,201	$235,343	$2,164
U.S. Government Agency	45,737	150	25,757	257	71,494	407
States and Political Subdivisions	82,999	320	5,549	58	88,548	378
Mortgage-Backed Securities	2	-	-	-	2	-
Total	284,181	1,433	111,206	1,516	395,387	2,949

Held to Maturity
U.S. Government Treasury	77,861	298	14,939	143	92,800	441
States and Political Subdivisions	6,955	41	-	-	6,955	41
Mortgage-Backed Securities	56,030	469	30,216	743	86,246	1,212
Total	$140,846	$808	$45,155	$886	$186,001	$1,694

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

At September 30, 2018, there were 541 positions (combined AFS and HTM) with unrealized losses totaling $9.7 million, of which 63 of these positions were U.S. government treasury securities guaranteed by the U.S. government and 309 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities, with the remaining 169 positions being municipal securities. Because the declines in the market value of these securities are attributable to changes in interest rates and not credit quality, and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2018	December 31, 2017
Commercial, Financial and Agricultural	$239,044	$218,166
Real Estate – Construction	87,672	77,966
Real Estate – Commercial Mortgage	596,391	535,707
Real Estate – Residential(1)	342,063	311,906
Real Estate – Home Equity	212,942	229,513
Consumer(2)	295,642	280,234
Loans, Net of Unearned Income	$1,773,754	$1,653,492

(1)     Includes loans in process with outstanding balances of $10.1 million and $9.1 million at September 30, 2018 and December 31, 2017, respectively.

(2)     Includes overdraft balances of $1.6 million and $1.6 million at September 30, 2018 and December 31, 2017, respectively.

Net deferred costs included in loans were $1.6 million at September 30, 2018 and $1.5 million at December 31, 2017.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	September 30, 2018		December 31, 2017
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$338	$-	$629	$-
Real Estate – Construction	1,098	-	297	-
Real Estate – Commercial Mortgage	2,316	126	2,370	-
Real Estate – Residential	2,140	-	1,938	-
Real Estate – Home Equity	902	-	1,748	-
Consumer	73	-	177	36
Total Nonaccrual Loans	$6,867	$126	$7,159	$36

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
September 30, 2018
Commercial, Financial and Agricultural	$71	$65	$-	$136	$238,570	$239,044
Real Estate – Construction	-	-	-	-	86,574	87,672
Real Estate – Commercial Mortgage	280	176	126	582	593,493	596,391
Real Estate – Residential	613	727	-	1,340	338,583	342,063
Real Estate – Home Equity	354	76	-	430	211,610	212,942
Consumer	1,059	263	-	1,322	294,247	295,642
Total Past Due Loans	$2,377	$1,307	$126	$3,810	$1,763,077	$1,773,754

December 31, 2017
Commercial, Financial and Agricultural	$87	$55	$-	$142	$217,395	$218,166
Real Estate – Construction	811	-	-	811	76,858	77,966
Real Estate – Commercial Mortgage	437	195	-	632	532,705	535,707
Real Estate – Residential	701	446	-	1,147	308,821	311,906
Real Estate – Home Equity	80	2	-	82	227,683	229,513
Consumer	1,316	413	36	1,765	278,292	280,234
Total Past Due Loans	$3,432	$1,111	$36	$4,579	$1,641,754	$1,653,492

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
September 30, 2018
Beginning Balance	$1,214	$283	$4,432	$3,146	$2,294	$2,194	$13,563
Provision for Loan Losses	388	86	(30)	50	120	290	904
Charge-Offs	(268)	-	(25)	(106)	(112)	(463)	(974)
Recoveries	78	-	222	107	47	272	726
Net Charge-Offs	(190)	-	197	1	(65)	(191)	(248)
Ending Balance	$1,412	$369	$4,599	$3,197	$2,349	$2,293	$14,219

Nine Months Ended
September 30, 2018
Beginning Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307
Provision for Loan Losses	481	253	208	123	140	1,259	2,464
Charge-Offs	(591)	(7)	(315)	(669)	(427)	(1,667)	(3,676)
Recoveries	331	1	360	537	130	765	2,124
Net Charge-Offs	(260)	(6)	45	(132)	(297)	(902)	(1,552)
Ending Balance	$1,412	$369	$4,599	$3,197	$2,349	$2,293	$14,219

Three Months Ended
September 30, 2017
Beginning Balance	$1,095	$114	$3,825	$3,384	$2,524	$2,300	$13,242
Provision for Loan Losses	208	(26)	286	(32)	(103)	157	490
Charge-Offs	(276)	-	(94)	(125)	(50)	(455)	(1,000)
Recoveries	79	50	69	60	84	265	607
Net Charge-Offs	(197)	50	(25)	(65)	34	(190)	(393)
Ending Balance	$1,106	$138	$4,086	$3,287	$2,455	$2,267	$13,339

Nine Months Ended
September 30, 2017
Beginning Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431
Provision for Loan Losses	401	(80)	264	(348)	148	1,004	1,389
Charge-Offs	(693)	-	(643)	(285)	(142)	(1,616)	(3,379)
Recoveries	200	50	150	475	152	871	1,898
Net Charge-Offs	(493)	50	(493)	190	10	(745)	(1,481)
Ending Balance	$1,106	$138	$4,086	$3,287	$2,455	$2,267	$13,339

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
September 30, 2018
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$185	$181	$1,719	$954	$357	$1	$3,397
Loans Collectively
Evaluated for Impairment	1,227	188	2,880	2,243	1,992	2,292	10,822
Ending Balance	$1,412	$369	$4,599	$3,197	$2,349	$2,293	$14,219

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

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
September 30, 2018
Individually Evaluated for
Impairment	$987	$1,159	$18,572	$11,369	$2,241	$90	$34,418
Collectively Evaluated for
Impairment	238,057	86,513	577,819	330,694	210,701	295,552	1,739,336
Total	$239,044	$87,672	$596,391	$342,063	$212,942	$295,642	$1,773,754

December 31, 2017
Individually Evaluated for
Impairment	$1,378	$361	$19,280	$12,871	$3,332	$113	$37,335
Collectively Evaluated for
Impairment	216,788	77,605	516,427	299,035	226,181	280,121	1,616,157
Total	$218,166	$77,966	$535,707	$311,906	$229,513	$280,234	$1,653,492

September 30, 2017
Individually Evaluated for
Impairment	$847	$363	$20,716	$13,258	$2,915	$132	$38,231
Collectively Evaluated for
Impairment	215,116	67,450	506,615	302,325	225,584	275,017	1,592,107
Total	$215,963	$67,813	$527,331	$315,583	$228,499	$275,149	$1,630,338

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
September 30, 2018
Commercial, Financial and Agricultural	$987	$105	$882	$185
Real Estate – Construction	1,159	61	1,098	181
Real Estate – Commercial Mortgage	18,572	2,071	16,501	1,719
Real Estate – Residential	11,369	1,914	9,455	954
Real Estate – Home Equity	2,241	719	1,522	357
Consumer	90	51	39	1
Total	$34,418	$4,921	$29,497	$3,397

December 31, 2017
Commercial, Financial and Agricultural	$1,378	$118	$1,260	$215
Real Estate – Construction	361	297	64	1
Real Estate – Commercial Mortgage	19,280	1,763	17,517	2,165
Real Estate – Residential	12,871	1,516	11,355	1,220
Real Estate – Home Equity	3,332	1,157	2,175	515
Consumer	113	45	68	1
Total	$37,335	$4,896	$32,439	$4,117

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average	Total	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and
Agricultural	$1,040	$19	$963	$12	$1,185	$69	$1,051	$35
Real Estate – Construction	915	2	363	-	716	3	334	2
Real Estate – Commercial Mortgage	18,470	167	21,109	219	18,666	511	22,283	662
Real Estate – Residential	11,393	133	14,068	162	12,215	417	14,608	516
Real Estate – Home Equity	2,415	23	3,114	28	2,840	74	3,280	81
Consumer	92	2	136	2	102	6	148	6
Total	$34,325	$346	$39,753	$423	$35,724	$1,080	$41,704	$1,302

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total Criticized
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
September 30, 2018
Special Mention	$357	$12,674	$56	$13,087
Substandard	594	26,058	386	27,038
Doubtful	-	-	-	-
Total Criticized Loans	$951	$38,732	$442	$40,125

December 31, 2017
Special Mention	$7,879	$13,324	$65	$21,268
Substandard	1,057	29,291	654	31,002
Doubtful	-	-	-	-
Total Criticized Loans	$8,936	$42,615	$719	$52,270

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

The following table presents loans classified as TDRs.

	September 30, 2018		December 31, 2017
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$650	$219	$822	$-
Real Estate – Construction	61	-	64	-
Real Estate – Commercial Mortgage	15,847	1,226	17,058	1,636
Real Estate – Residential	9,980	1,120	11,666	503
Real Estate – Home Equity	2,033	97	2,441	186
Consumer	90	-	113	-
Total TDRs	$28,661	$2,662	$32,164	$2,325

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, an interest rate adjustment, or a principal moratorium, and the financial impact of these modifications was not material.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018			2018
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	1	$498	$230
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	1	227	228
Real Estate – Residential	1	72	76	2	105	108
Real Estate – Home Equity	-	-	-	1	27	27
Consumer	-	-	-	-	-	-
Total TDRs	1	$72	$76	5	$857	$593

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017			2017
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	1	$32	$22	1	$32	$22
Real Estate – Construction	-	-	-	1	64	65
Real Estate – Commercial Mortgage	1	160	70	1	160	70
Real Estate – Residential	1	101	102	2	316	283
Real Estate – Home Equity	3	149	147	4	205	203
Consumer	-	-	-	-	-	-
Total TDRs	6	$442	$341	9	$777	$643

For the three and nine months ended September 30, 2018, the loans modified as TDRs within the previous 12 months that have substantially defaulted are presented below.  For the three and nine month period ended September 30, 2017, there were no loans modified as TDRs within the previous 12 months that have substantially defaulted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018		2018
	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	-	-	1	64
Real Estate – Residential	-	-	-	-
Real Estate – Home Equity	-	-	-	-
Consumer	-	-	-	-
Total TDRs	-	$-	1	$64

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018		2018
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$76	2	$303
Interest rate adjustment	-	-	1	33
Extended amortization and interest rate adjustment	-	-	1	27
Principal moratorium	-	-	1	230
Total TDRs	1	$76	5	$593

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017		2017
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$70	1	$70
Interest rate adjustment	-	-	3	302
Extended amortization and interest rate adjustment	4	249	4	249
Other	1	22	1	22
Total TDRs	6	$341	9	$643

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017
Beginning Balance	$3,373	$7,968	$3,941	$10,638
Additions	420	339	1,260	2,024
Valuation Write-downs	(224)	(350)	(856)	(1,118)
Sales	(849)	(1,970)	(1,625)	(5,291)
Other	-	-	-	(266)
Ending Balance	$2,720	$5,987	$2,720	$5,987

Net expenses applicable to other real estate owned include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017
Gains from the Sale of Properties	$(46)	$(711)	$(127)	$(980)
Losses from the Sale of Properties	70	123	212	318
Rental Income from Properties	(3)	(19)	(9)	(73)
Property Carrying Costs	102	139	289	397
Valuation Adjustments	224	350	856	1,118
Total	$347	$(118)	$1,221	$780

As of September 30, 2018, the Company had $0.7 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017
Service Cost	$1,721	$1,688	$5,163	$5,064
Interest Cost	1,415	1,437	4,246	4,312
Expected Return on Plan Assets	(2,391)	(2,006)	(7,173)	(6,019)
Prior Service Cost Amortization	50	56	150	167
Net Loss Amortization	918	953	2,754	2,859
Net Periodic Benefit Cost	$1,713	$2,128	$5,140	$6,383

Discount Rate	3.71%	4.21%	3.71%	4.21%
Long-term Rate of Return on Assets	7.25%	7.25%	7.25%	7.25%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017
Interest Cost	$57	$48	$170	$143
Net Loss Amortization	406	149	1,220	448
Net Periodic Benefit Cost	$463	$197	$1,390	$591

Discount Rate	3.53%	3.92%	3.53%	3.92%

The service cost component of net periodic benefit cost is reflected in compensation expense in the accompanying statements of income.  The other components of net periodic cost are included in “other” within the noninterest expense category in the statements of income.  See Note 1 – Significant Accounting Policies for additional information.

During the first nine months of 2018, the Company contributed $23 million (first quarter - $10 million, second quarter - $10 million, third quarter - $3 million) to its defined benefit pension plan for the 2017 plan year.

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

	September 30, 2018			December 31, 2017
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$96,591	$365,224	$461,815	$78,390	$366,750	$445,140
Standby Letters of Credit	4,363	-	4,363	4,678	-	4,678
Total	$100,954	$365,224	$466,178	$83,068	$366,750	$449,818

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $123,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

In general, the Company does not purchase securities that have a complicated structure.  The Company’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds.  Pricing for such instruments is easily obtained.  Quarterly, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At September 30, 2018, there were no amounts payable.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
September 30, 2018
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$268,113	$-	$-	$268,113
U.S. Government Agency	-	153,091	-	153,091
States and Political Subdivisions	-	53,839	-	53,839
Mortgage-Backed Securities	-	972	-	972
Equity Securities	-	8,228	-	8,228

December 31, 2017
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$235,341	$-	$-	$235,341
U.S. Government Agency	-	144,644	-	144,644
States and Political Subdivisions	-	91,157	-	91,157
Mortgage-Backed Securities	-	1,185	-	1,185
Equity Securities	-	8,584	-	8,584

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $6.3 million with a valuation allowance of $0.8 million at September 30, 2018 and $6.1 million and $1.1 million, respectively, at December 31, 2017.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first nine months of 2018, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	September 30, 2018
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$48,423	$48,423	$-	$-
Short-Term Investments	26,839	26,839	-	-
Investment Securities, Available for Sale	484,243	268,113	216,130	-
Investment Securities, Held to Maturity	227,923	34,401	189,130	-
Equity Securities(1)	3,600	-	3,600	-
Loans Held for Sale	8,297	-	8,297	-
Loans, Net of Allowance for Loan Losses	1,759,535	-	-	1,723,355

LIABILITIES:
Deposits	$2,381,216	$-	$2,379,106	$-
Short-Term Borrowings	16,644	-	16,644	-
Subordinated Notes Payable	52,887	-	41,575	-
Long-Term Borrowings	12,456	-	12,330	-

	December 31, 2017
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$58,419	$58,419	$-	$-
Short-Term Investments	227,023	227,023	-	-
Investment Securities, Available for Sale	480,911	235,341	245,570	-
Investment Securities, Held to Maturity	216,679	97,815	117,192	-
Loans Held for Sale	4,817	-	4,817	-
Loans, Net of Allowance for Loan Losses	1,640,185	-	-	1,625,310

LIABILITIES:
Deposits	$2,469,877	$-	$2,382,818	$-
Short-Term Borrowings	7,480	-	7,482	-
Subordinated Notes Payable	52,887	-	41,718	-
Long-Term Borrowings	13,967	-	14,081	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2018
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(553)	$140	$(413)
Amortization of losses on securities transferred from available for sale to held to
maturity	13	(3)	10
Total Other Comprehensive Loss	$(540)	$137	$(403)

Nine Months Ended September 30, 2018
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(2,306)	$585	$(1,721)
Amortization of losses on securities transferred from available for sale to held to
maturity	42	(11)	31
Total Other Comprehensive Loss	$(2,264)	$574	$(1,690)

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(99)	$38	$(61)
Amortization of losses on securities transferred from available for sale to held to
maturity	19	(7)	12
Total Other Comprehensive Loss	$(80)	$31	$(49)

Nine Months Ended September 30, 2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$516	$(200)	$316
Amortization of losses on securities transferred from available for sale to held to
maturity	57	(22)	35
Total Other Comprehensive Income	$573	$(222)	$351

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2018	$(1,743)	$(30,301)	$(32,044)
Other comprehensive loss during the period	(1,690)	-	(1,690)
Balance as of September 30, 2018	$(3,433)	$(30,301)	$(33,734)

Balance as of January 1, 2017	$(583)	$(25,642)	$(26,225)
Other comprehensive income during the period	351	-	351
Balance as of September 30, 2017	$(232)	$(25,642)	$(25,874)

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

ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01.  This includes the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair values is meant only for instances in which the practical expedient is elected; and various other clarifications.  ASU 2018-03 was effective for the Company on July 1, 2018 and did not have a significant impact on its financial statements.

ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurements, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements.  It also adds a requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value held at the end of the reporting period.  For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  ASU 2018-13 is effective for the Company January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2018-13 on its financial statements and related disclosures.

ASU 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20: Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.  ASU 2018-14 removes the disclosure requirements to include amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer.  It also adds the requirement to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  ASU 2018-14 is effective for the company January 1, 2021.  The Company is currently evaluating the potential impact of ASU 2018-15 on its financial statements and related disclosures.

ASU 2018-15, "Intangibles – Goodwill and Other – Internal – Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  ASU 2018-15 is effective for the company January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2018-15 on its financial statements and related disclosures.

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

NON-GAAP FINANCIAL MEASURE

We present a tangible common equity ratio and a tangible book value per diluted share that, in each case, removes the effect of goodwill resulting from merger and acquisition activity.  We believe these measures are useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry. The GAAP to non-GAAP reconciliation is provided below.

		2018			2017				2016
(Dollars in Thousands)		Third	Second	First	Fourth	Third	Second	First	Fourth
Shareowners' Equity (GAAP)		$298,016	$293,571	$288,360	$284,210	$285,201	$281,513	$278,059	$275,168
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	213,205	208,760	203,549	199,399	200,390	196,702	193,248	190,357
Total Assets (GAAP)		2,819,190	2,880,278	2,924,832	2,898,794	2,790,842	2,814,843	2,895,531	2,845,197
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,734,379	$2,795,467	$2,840,021	$2,813,983	$2,706,031	$2,730,032	$2,810,720	$2,760,386
Tangible Common Equity Ratio (non-GAAP)	A/B	7.80%	7.47%	7.17%	7.09%	7.41%	7.21%	6.88%	6.90%
Actual Diluted Shares Outstanding (GAAP)	C	17,127,846	17,114,380	17,088,419	17,071,107	17,045,326	17,025,148	16,978,681	16,949,359
Diluted Tangible Book Value (non-GAAP)	A/C	12.45	12.20	11.91	11.68	11.76	11.55	11.38	11.23

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands, Except	2018			2017				2016
(Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$25,392	$24,419	$23,214	$22,627	$22,341	$21,422	$20,540	$20,832
Interest Expense	1,769	1,649	1,451	1,138	1,080	926	804	773
Net Interest Income	23,623	22,770	21,763	21,489	21,261	20,496	19,736	20,059
Provision for Loan Losses	904	815	745	826	490	589	310	464
Net Interest Income After
Provision for Loan Losses	22,719	21,955	21,018	20,663	20,771	19,907	19,426	19,595
Noninterest Income	13,308	12,542	12,477	12,897	12,996	13,135	12,718	12,778
Noninterest Expense	28,699	28,393	27,906	26,897	26,707	27,921	27,922	27,560
Income Before Income Taxes	7,328	6,104	5,589	6,663	7,060	5,121	4,222	4,813
Income Tax Expense (Benefit)(2)	1,338	101	(184)	6,660	2,505	1,560	1,478	1,517
Net Income	5,990	6,003	5,773	3	4,555	3,561	2,744	3,296
Net Interest Income (FTE)	$23,785	$22,917	$21,943	$21,808	$21,595	$20,799	$20,006	$20,335

Per Common Share:
Net Income Basic	$0.35	$0.35	$0.34	$0.00	$0.27	$0.21	$0.16	$0.20
Net Income Diluted	0.35	0.35	0.34	0.00	0.27	0.21	0.16	0.20
Cash Dividends Declared	0.09	0.07	0.07	0.07	0.07	0.05	0.05	0.05
Diluted Book Value	17.40	17.15	16.87	16.65	16.73	16.54	16.38	16.23
Diluted Tangible Book Value(1)	12.45	12.20	11.91	11.68	11.76	11.55	11.38	11.23
Market Price:
High	25.91	25.99	26.50	26.01	24.58	22.39	21.79	23.15
Low	23.19	22.28	22.80	22.21	19.60	17.68	19.22	14.29
Close	23.34	23.63	24.75	22.94	24.01	20.42	21.39	20.48

Selected Average Balances:
Loans, Net	$1,747,093	$1,691,287	$1,647,612	$1,640,738	$1,638,578	$1,608,629	$1,585,561	$1,573,264
Earning Assets	2,535,292	2,566,006	2,592,465	2,511,985	2,466,287	2,502,030	2,529,207	2,423,388
Total Assets	2,826,924	2,861,104	2,892,120	2,822,451	2,779,960	2,817,479	2,845,140	2,743,463
Deposits	2,392,272	2,431,956	2,456,106	2,378,411	2,329,162	2,373,423	2,407,278	2,306,917
Shareowners’ Equity	297,757	291,806	287,502	288,044	285,296	281,661	278,489	278,943
Common Equivalent Average Shares:
Basic	17,056	17,045	17,028	16,967	16,965	16,955	16,919	16,809
Diluted	17,125	17,104	17,073	17,050	17,044	17,016	16,944	16,913

Performance Ratios:
Return on Average Assets	0.84%	0.84%	0.81%	0.00%	0.65%	0.51%	0.39%	0.48%
Return on Average Equity	7.98	8.25	8.14	0.00	6.33	5.07	4.00	4.70
Net Interest Margin (FTE)	3.72	3.58	3.43	3.45	3.48	3.33	3.21	3.34
Noninterest Income as % of
Operating Revenue	36.04	35.52	36.44	37.51	37.94	39.05	39.19	38.91
Efficiency Ratio	77.37	80.07	81.07	77.50	77.21	82.28	85.33	83.23

Asset Quality:
Allowance for Loan Losses	$14,219	$13,563	$13,258	$13,307	$13,339	$13,242	$13,335	$13,431
Allowance for Loan Losses to Loans	0.80%	0.78%	0.80%	0.80%	0.82%	0.81%	0.84%	0.86%
Nonperforming Assets (“NPAs”)	9,587	9,114	10,644	11,100	12,545	15,934	17,799	19,171
NPAs to Total Assets	0.34	0.32	0.36	0.38	0.45	0.57	0.61	0.67
NPAs to Loans plus OREO	0.54	0.52	0.64	0.67	0.76	0.97	1.11	1.21
Allowance to Non-Performing Loans	207.06	236.25	181.26	185.87	203.39	166.23	160.70	157.40
Net Charge-Offs to Average Loans	0.06	0.12	0.20	0.21	0.10	0.17	0.10	0.20

Capital Ratios:
Tier 1 Capital	16.17%	16.25%	16.31%	16.33%	16.19%	15.58%	15.68%	15.51%
Total Capital	16.94	17.00	17.05	17.10	16.96	16.32	16.44	16.28
Common Equity Tier 1	13.43	13.46	13.44	13.42	13.26	12.72	12.77	12.61
Leverage	10.99	10.69	10.36	10.47	10.48	10.20	9.95	10.23
Tangible Common Equity(1)	7.80	7.47	7.17	7.09	7.41	7.21	6.88	6.90

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 31.
(2)Includes $0.4 million, $1.4 million and $1.5 million income tax benefit in the third, second and first quarter of 2018, respectively, related to 2017 plan year pension plan contributions. Also, a
$4.1 million income tax expense adjustment in the fourth quarter, 2017 related to the Tax Cuts and Jobs act of 2017.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•          Net income of $6.0 million, or $0.35 per diluted share, for the third quarter of 2018 compared to net income of $6.0 million, or $0.35 per diluted share, for the second quarter of 2018, and net income of $4.6 million, or $0.27 per diluted share for the third quarter of 2017.  For the first nine months of 2018, we realized net income of $17.8 million, or $1.04 per diluted share, compared to net income of $10.9 million, or $0.64 per diluted share, for the same period of 2017.

•          Tax equivalent net interest income for the third quarter of 2018 was $23.8 million compared to $22.9 million for the second quarter of 2018 and $21.6 million for the third quarter of 2017.  For the first nine months of 2018, tax equivalent net interest income totaled $68.6 million compared to $62.4 million for the comparable period of 2017.  The increase compared to all prior periods reflected higher interest rates and a favorable shift in the earning asset mix.  Higher rates earned on overnight funds, investment securities, and variable rate loans were partially offset by a higher cost on our negotiated rate deposits.

•          Provision for loan losses was $0.9 million for the third quarter of 2018 compared to $0.8 million for the second quarter of 2018 and $0.5 million for the third quarter of 2017.  For the first nine months of 2018, the loan loss provision was $2.5 million compared to $1.4 million for the same period of 2017.  The higher provision in 2018 reflected growth in the loan portfolio.

•           Noninterest income for the third quarter of 2018 totaled $13.3 million, an increase of $0.8 million, or 6.1%, over the second quarter of 2018 and $0.3 million, or 2.4%, over the third quarter of 2017.  The increase over the second quarter of 2018 was primarily due to higher deposit fees and wealth management fees.  A higher level of deposit fees, bank card fees, and other income drove the increase over the third quarter of 2017.  For the first nine months of 2018, noninterest income totaled $38.3 million, a $0.5 million, or 1.3%, decrease from the same period of 2017, primarily due to lower mortgage banking fees and deposit fees, partially offset by higher wealth management fees and bank card fees.

•          Noninterest expense for the third quarter of 2018 totaled $28.7 million, an increase of $0.3 million, or 1.1%, over the second quarter of 2018 and $2.0 million, or 7.5% over the third quarter of 2017.  For the first nine months of 2018, noninterest expense totaled $85.0 million, an increase of $2.5 million, or 3.0%, over the same period of 2017.  Compared to the second quarter of 2018, the increase was primarily attributable to a non-routine operating loss.  The increase over the three and nine month periods of 2017 was mostly attributable to an increase in other expense, primarily professional fees, and to a lesser extent higher compensation, other real estate owned (“OREO”) expense and a non-routine operating loss.

Financial Condition

•          Average earning assets were $2.535 billion for the third quarter of 2018, a decrease of $30.7 million, or 1.2%, from the second quarter of 2018, and an increase of $23.3 million, or 0.9%, over the fourth quarter of 2017.  The change in average earning assets compared to the second quarter 2018 was attributable to a decrease in short-term investments, primarily due to a decline in seasonal public fund balances and certificates of deposit.  The change in average earning assets over the fourth quarter 2017 was attributable to growth in the loan and investment portfolios primarily funded by increases in noninterest bearing deposits and savings accounts.

•          Average loans increased by $55.8 million, or 3.3%, over the second quarter of 2018, and $106.4 million, or 6.5%, over the fourth quarter of 2017.  The increase compared to both prior periods reflected growth in all loans types except home equity loans.

•          Nonperforming assets totaled $9.6 million at September 30, 2018, representing an increase of $0.5 million, or 5.2%, over June 30, 2018 and a decrease of $1.5 million, or 13.6%, from December 31, 2017.  Nonperforming assets represented 0.34% of total assets at September 30, 2018 compared to 0.32% at June 30, 2018 and 0.38% at December 31, 2017.

•          At September 30, 2018, we were well-capitalized with a risk based capital ratio of 16.94% and a tangible common equity ratio of 7.80% compared to 17.00% and 7.47%, respectively, at June 30, 2018, and 17.10% and 7.09%, respectively, at December 31, 2017.  All of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2018, we realized net income of $6.0 million, or $0.35 per diluted share, compared to net income of $6.0 million, or $0.35 per diluted share for the second quarter of 2018, and net income of $4.6 million, or $0.27 per diluted share for the third quarter of 2017.  Net income for the third quarter of 2018 included a tax benefit of $0.4 million, or $0.02 per diluted share related to a 2017 plan year pension contribution made during the quarter as well as a non-routine operating loss of $0.2 million, or $0.01 per diluted share.

For the first nine months of 2018, net income totaled $17.8 million, or $1.04 per diluted share, compared to net income of $10.9 million, or $0.64 per diluted share for the same period of 2017.  Net income for 2018 included tax benefits totaling $3.3 million, or $0.19 per diluted share related to 2017 plan year pension contributions made during 2018.

Compared to the second quarter of 2018, the $1.2 million increase in operating profit reflected a $0.8 million increase in net interest income and higher noninterest income of $0.8 million, partially offset by higher noninterest expense of $0.3 million and a $0.1 million increase in the loan loss provision.

Compared to the third quarter of 2017, the $0.3 million increase in operating profit was attributable to higher net interest income of $2.4 million and higher noninterest income of $0.3 million, partially offset by a $2.0 million increase in noninterest expense, and a $0.4 million increase in the loan loss provision.

The increase in operating profit of $2.6 million for the first nine months of 2018 versus the comparable period of 2017 was attributable to higher net interest income of $6.7 million, partially offset by lower noninterest income of $0.5 million, higher noninterest expense of $2.5 million, and $1.1 million increase in the loan loss provision.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2018	2018	2017	2018	2017
Interest Income	$25,392	$24,419	$22,341	$73,025	$64,303
Taxable Equivalent Adjustments	162	147	334	489	907
Total Interest Income (FTE)	25,554	24,566	22,675	73,514	65,210
Interest Expense	1,769	1,649	1,080	4,869	2,810
Net Interest Income (FTE)	23,785	22,917	21,595	68,645	62,400
Provision for Loan Losses	904	815	490	2,464	1,389
Taxable Equivalent Adjustments	162	147	334	489	907
Net Interest Income After Provision for Loan Losses	22,719	21,955	20,771	65,692	60,104
Noninterest Income	13,308	12,542	12,996	38,327	38,849
Noninterest Expense	28,699	28,393	26,707	84,998	82,550
Income Before Income Taxes	7,328	6,104	7,060	19,021	16,403
Income Tax Expense (Benefit)	1,338	101	2,505	1,255	5,543
Net Income	$5,990	$6,003	$4,555	$17,766	$10,860

Basic Net Income Per Share	$0.35	$0.35	$0.27	$1.04	$0.64
Diluted Net Income Per Share	$0.35	$0.35	$0.27	$1.04	$0.64

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and state and local government debt obligations.  We provide an analysis of our net interest income including average yields and rates in Table I on page 47.

Tax-equivalent net interest income for the third quarter of 2018 was $23.8 million compared to $22.9 million for the second quarter of 2018 and $21.6 million for the third quarter of 2017.  The increase in tax-equivalent net interest income compared to both prior periods reflected higher interest rates and a favorable shift in the earning asset mix. Higher rates were earned on overnight funds, investment securities, and variable rate loans, partially offset by a higher cost on our negotiated rate deposits.  For the first nine months of 2018, tax equivalent net interest income totaled $68.6 million compared to $62.4 million for the comparable period of 2017. The year-over-year increase was driven by growth in the loan and investment portfolios, coupled with higher short-term rates, partially offset by a higher rate paid on negotiated rate deposits.

The federal funds target rate has been increased eight times since December 2015 to 2.25% at the end of the third quarter of 2018, which positively affected our net interest income due to favorable repricing of our variable and adjustable rate earning assets. Although these increases have also resulted in higher rates paid on our negotiated rate deposit products, we continue to prudently manage our overall cost of funds, which was 28 basis points for the third quarter of 2018 compared to 26 basis points for the second quarter of 2018. In conjunction with our overall balance sheet management, we continue to review our deposit board rates to determine whether rate increases are appropriate. Various deposit products are available for our more rate sensitive clients. In the event deposit rate increases occur, we would expect to experience an increase in our cost of funds as these increases are gradually implemented.

Our net interest margin for the third quarter of 2018 was 3.72%, an increase of 14 basis points over the second quarter of 2018 and an increase of 25 basis points over the third quarter of 2017.  For the first nine months of 2018, the net interest margin increased 24 basis points to 3.58% compared to the same period of 2017.  The increase in the margin as compared to all prior periods reflected rising interest rates and a favorable shift in our earning asset mix, which has produced higher net interest income in each period.

We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2018 was $0.9 million compared to $0.8 million for the second quarter of 2018 and $0.5 million for the third quarter of 2017.  For the first nine months of 2018, the loan loss provision was $2.5 million compared to $1.4 million for the same period of 2017.  The higher provision in 2018 reflected growth in the loan portfolio.  We realized net loan charge-offs of $0.2 million, or 0.06% (annualized), of average loans for the third quarter of 2018.  This compares to net loan charge-offs of $0.5 million, or 0.12% (annualized) for the second quarter of 2018 and net charge-offs of $0.4 million, or 0.10% (annualized) for the third quarter of 2017.  For the first nine months of 2018, net charge-offs totaled $1.6 million, or 0.12% (annualized), of average loans compared to $1.5 million, or 0.12% (annualized), for the same period of 2017.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2018	2018	2017	2018	2017
CHARGE-OFFS
Commercial, Financial and Agricultural	$268	$141	$276	$591	$693
Real Estate - Construction	-	-	-	7	-
Real Estate - Commercial Mortgage	25	-	94	315	643
Real Estate - Residential	106	456	125	669	285
Real Estate - Home Equity	112	157	50	427	142
Consumer	463	509	455	1,667	1,616
Total Charge-offs	$974	$1,263	$1,000	$3,676	$3,379

RECOVERIES
Commercial, Financial and Agricultural	$78	$87	$79	$331	$200
Real Estate - Construction	-	-	50	1	50
Real Estate - Commercial Mortgage	222	15	69	360	150
Real Estate - Residential	107	346	60	537	475
Real Estate - Home Equity	47	22	84	130	152
Consumer	272	283	265	765	871
Total Recoveries	$726	$753	$607	$2,124	$1,898

Net Charge-offs	$248	$510	$393	$1,552	$1,481

Net Charge-offs (Annualized) as a	0.06%	0.12%	0.10%	0.12%	0.12%
percent of Average Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the third quarter of 2018 totaled $13.3 million, an increase of $0.8 million, or 6.1%, over the second quarter of 2018 and $0.3 million, or 2.4%, over the third quarter of 2017.  Compared to the second quarter of 2018, the increase was primarily due to higher deposit fees, wealth management fees, mortgage banking fees and other income.  A higher level of deposit fees, bank card fees, and other income drove the increase over the third quarter of 2017.  For the first nine months of 2018, noninterest income totaled $38.3 million, a $0.5 million, or 1.3%, decrease from the same period of 2017, primarily due to lower mortgage banking fees of $0.7 million and deposit fees of $0.4 million, partially offset by higher wealth management fees of $0.3 million and bank card fees of $0.2 million.

Noninterest income represented 36.0% of operating revenues (net interest income plus noninterest income) in the third quarter of 2018 compared to 35.5% in the second quarter of 2018 and 37.9% in the third quarter of 2017.  For the first nine months of 2018, noninterest income represented 36.0% of operating revenues compared to 38.7% for the same period of 2017.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2018	2018	2017	2018	2017
Deposit Fees	$5,207	$4,842	$5,153	$14,921	$15,295
Bank Card Fees	2,828	2,909	2,688	8,548	8,361
Wealth Management Fees	2,181	2,037	2,197	6,391	6,112
Mortgage Banking Fees	1,343	1,206	1,480	3,606	4,344
Other	1,749	1,548	1,478	4,861	4,737

Total Noninterest Income	$13,308	$12,542	$12,996	$38,327	$38,849

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the third quarter of 2018 totaled $5.2 million, an increase of $0.4 million, or 7.5%, over the second quarter of 2018, and comparable to the third quarter of 2017.  For the first nine months of 2018, deposit fees totaled $14.9 million, a decrease of $0.4 million, or 2.4%, from the same period of 2017.  The increase over the second quarter of 2018 reflected the migration of our deposit products from a free to fee checking account model.  The decrease from the prior year period reflected lower overdraft service fees due to a reduction in accounts using this service as well as lower utilization by existing users.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $2.2 million for the third quarter of 2018, an increase of $0.1 million, or 7.1%, over the second quarter of 2018 and comparable to the third quarter of 2017.  For the first nine months of 2018, wealth management fees totaled $6.4 million, an increase of $0.3 million, or 4.6%, over the same period of 2017.  At September 30, 2018, total assets under management were approximately $1.496 billion compared to $1.418 billion at December 31, 2017 and $1.370 billion at September 30, 2017.

Mortgage Banking Fees.  Mortgage banking fees totaled $1.3 million for the third quarter of 2018, an increase of $0.1 million, or 11.4%, over the second quarter of 2018 and a decrease of $0.1 million, or 9.3%, from the third quarter of 2017.  For the first nine months of 2018, fees totaled $3.6 million, a decrease of $0.7 million, or 17%, from the same period of 2017.  The lower level of mortgage banking fees was due to a slowdown in secondary market loan production as adjustable rate loan production has picked up momentum and is being retained in our loan portfolio instead of sold on the secondary market.  Total residential loan production (secondary market sales and portfolio) during the first nine months of 2018 was comparable to the prior year.

Noninterest Expense

Noninterest expense for the third quarter of 2018 totaled $28.7 million, an increase of $0.3 million, or 1.1%, over the second quarter of 2018 and $2.0 million, or 7.5%, over the third quarter of 2017.  For the first nine months of 2018, noninterest expense totaled $85.0 million, a $2.5 million, or 3.0%, increase over the same period of 2017.  Compared to the second quarter of 2018, the increase was primarily attributable to a non-routine operating loss which is reflected in other expense.  The increase over the three and nine month periods of 2017 was mostly attributable to an increase in other expense, primarily professional fees, but to a lesser extent, a non-routine operating loss, higher compensation expense and other real estate owned (“OREO”) expense.  The increase in professional fees was related to consulting engagements that were essentially complete by the end of the third quarter.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2018	2018	2017	2018	2017
Salaries	$12,012	$11,869	$11,793	$35,755	$35,118
Associate Benefits	3,879	3,928	3,918	11,844	12,093
Total Compensation	15,891	15,797	15,711	47,599	47,211

Premises	2,234	2,191	2,205	6,634	6,626
Equipment	2,411	2,312	2,296	7,065	6,811
Total Occupancy	4,645	4,503	4,501	13,699	13,437

Legal Fees	500	569	405	1,545	1,428
Professional Fees	1,315	1,374	816	3,835	2,605
Processing Services	1,439	1,724	1,567	4,695	4,913
Advertising	433	412	296	1,133	1,293
Travel and Entertainment	262	277	194	719	590
Printing and Supplies	159	162	115	484	478
Telephone	547	581	502	1,722	1,858
Postage	160	182	185	548	586
Insurance - Other	418	408	409	1,228	1,221
Other Real Estate Owned, net	347	248	(118)	1,221	780
Miscellaneous	2,583	2,156	2,124	6,570	6,150
Total Other	8,163	8,093	6,495	23,700	21,902

Total Noninterest Expense	$28,699	$28,393	$26,707	$84,998	$82,550

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $15.9 million for the third quarter of 2018, an increase of $0.1 million, or 0.6%, over the second quarter of 2018 and an increase of $0.2 million, or 1.2%, over the third quarter of 2017.  For the first nine months of 2018, compensation expense totaled $47.6 million, an increase of $0.4 million, or 0.8%, over the same period of 2017 and reflected higher salary expense of $0.6 million, partially offset by lower associate benefit expense of $0.2 million.  The increase in salary expense was attributable to higher cash incentive plan expense reflective of improved performance.  The reduction in associate benefit expense was primarily due to lower stock compensation expense.

Other.  Other noninterest expense totaled $8.2 million for the third quarter of 2018, an increase of $0.1 million, or 0.9%, over the second quarter of 2018 and $1.7 million, or 25.7%, over the third quarter of 2017.  The increase compared to second quarter of 2018 was primarily attributable to a non-routine operating loss of $0.4 million, partially offset by lower processing services of $0.3 million.  Compared to the third quarter of 2017, the increase was primarily attributable to higher professional fees of $0.5 million OREO expense of $0.5 million, and the aforementioned non-routine operating loss.  The higher level of professional fees reflected costs associated with several consulting projects, including both profit enhancements projects and the upgrading of ancillary systems, all of which were essentially complete by the end of the third quarter.  The increase in OREO expense reflected a $0.7 million decline in property sale gains which spiked in the third quarter of 2017.  For the first nine months of 2018, other expense increased $1.8 million, or 8.2%, over the same period of 2017, which was primarily attributable to higher professional fees of $1.2 million, OREO expense of $0.4 million, and miscellaneous expense of $0.4 million.  The increase in professional fees was related to the aforementioned consulting engagements.  The higher level of OREO expense was primarily attributable to the aforementioned third quarter 2017 spike in property sales gains and the increase in miscellaneous expense was related to the aforementioned non-routine operating loss.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 77.4% for the third quarter of 2018 compared to 80.1% for the second quarter of 2018 and 77.2% for the third quarter of 2017.  For the first nine months of 2018, this ratio was 79.5% compared to 81.5% for the same period of 2017.

Income Taxes

For the first nine months of 2018, we realized income tax expense of $1.3 million, which reflected three discrete tax benefit items totaling $3.3 million resulting from the effect of federal tax reform, enacted in December 2017, specifically related to pension plan contributions made in 2018 for the plan year 2017.  The discrete tax items for 2018 totaled $1.5 million for the first quarter, $1.4 million for the second quarter and $0.4 million for the third quarter.  Absent these discrete items, our effective tax rate was approximately 24%.

FINANCIAL CONDITION

Average earning assets were $2.535 billion for the third quarter of 2018, a decrease of $30.7 million, or 1.2%, from the second quarter of 2018, and an increase of $23.3 million, or 0.9%, over the fourth quarter of 2017.  The change in average earning assets compared to the second quarter 2018 was attributable to decreases in our short-term investments, primarily due to a decline in our seasonal public fund balances.  The change in average earning assets over the fourth quarter 2017 was attributable to growth in our loan and investment portfolios primarily funded by increases in our noninterest bearing deposits and savings accounts.

Investment Securities

In the third quarter of 2018, our average investment portfolio increased $8.6 million, or 1.2%, over the second quarter of 2018 and increased $27.9 million, or 4.0%, over the fourth quarter of 2017.  Securities in our investment portfolio represented 28.6% of our average earning assets in the third quarter of 2018, compared to 27.9% in the second quarter of 2018, and 27.7% in the fourth quarter of 2017.  For the remainder of 2018, we will continue to closely monitor liquidity levels to determine the extent to which investment cash flow may be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the third quarter of 2018, we purchased securities under both the AFS and HTM designations.  At September 30, 2018, $484.2 million, or 68.0%, of our investment portfolio was classified as AFS, and $227.9 million, or 32.0%, classified as HTM.  The average maturity of our total portfolio at September 30, 2018 was 2.16 years compared to 2.21 years and 1.96 years at June 30, 2018 and December 31, 2017, respectively.

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

At September 30, 2018, there were 541 positions (combined AFS and HTM) with unrealized losses totaling $9.7 million. GNMA mortgage-backed securities, U.S. treasury securities (“UST”), and Small Business Administration (“SBA”) investments carry the full faith and credit guarantee of the U.S. government, and are 0% risk-weighted assets for regulatory capital purposes.  SBA securities float monthly or quarterly to the prime rate and are uncapped. Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bureau (“FFCB”) are direct obligations of U.S. government agencies. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides further detail on investment securities with unrealized losses.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	106	$90,526	$1,498	91	$55,091	$2,354	197	$145,617	$3,852
UST	20	97,159	1,117	43	205,355	3,807	63	302,514	4,924
SBA	91	63,475	351	6	3,554	31	97	67,029	382
FHLB and FFCB	0	-	-	15	25,669	239	15	25,669	239
States and Political Subdivisions	125	40,954	202	44	15,326	119	169	56,280	321
Total	342	$292,114	$3,168	199	$304,995	$6,550	541	$597,109	$9,718

Loans

Average loans increased $55.8 million, or 3.3%, compared to the second quarter of 2018, and have grown $106.4 million, or 6.5% compared to the fourth quarter of 2017.  The increase compared to both prior periods reflected growth in all loans types except home equity loans.  Over the course of 2018, we have purchased both adjustable rate residential loans and fixed and adjustable rate commercial real estate loan pools totaling $25.1 million based on principal balances at the time of purchase.

We continue to make minor modifications on some of our lending programs to try to mitigate the impact that consumer and business deleveraging has had on our portfolio.  These programs, coupled with economic improvements in our anchor markets, have helped to increase overall loan growth.  In the current rising rate environment, we frequently review our fixed rate pricing relative to the market and implement rate increases as appropriate.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $9.6 million at September 30, 2018, representing an increase of $0.5 million, or 5.2%, over June 30, 2018, and a decrease of $1.5 million, or 13.6%, from December 31, 2017.  Nonaccrual loans totaled $6.9 million at September 30, 2018, a $1.1 million increase over June 30, 2018 and a $0.3 million decrease from December 31, 2017.  The balance of OREO totaled $2.7 million at September 30, 2018, a decrease of $0.6 million from June 30, 2018 and a decrease of $1.2 million from December 31, 2017.  For the third quarter of 2018, we added properties totaling $0.4 million, sold properties totaling $0.9 million and recorded valuation adjustments totaling $0.2 million.

(Dollars in Thousands)	September 30, 2018	June 30, 2018	December 30, 2017
Nonaccruing Loans:
Commercial, Financial and Agricultural	$338	$455	$629
Real Estate - Construction	1,098	609	298
Real Estate - Commercial Mortgage	2,316	2,181	2,370
Real Estate - Residential	2,140	1,543	1,938
Real Estate - Home Equity	902	910	1,748
Consumer	73	43	176
Total Nonperforming Loans (“NPLs”)(1)	$6,867	$5,741	$7,159
Other Real Estate Owned	2,720	3,373	3,941
Total Nonperforming Assets (“NPAs”)	$9,587	$9,114	$11,100

Past Due Loans 30 – 89 Days	$3,684	$3,472	$4,543
Past Due Loans 90 Days or More (accruing)	126	-	36
Performing Troubled Debt Restructurings	$28,661	$29,981	$32,164

Nonperforming Loans/Loans	0.39%	0.33%	0.43%
Nonperforming Assets/Total Assets	0.34	0.32	0.38
Nonperforming Assets/Loans Plus OREO	0.54	0.52	0.67
Allowance/Nonperforming Loans	207.06%	236.25%	185.87%

(1)    Nonperforming TDRs are included in the NPL totals.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017
NPA Beginning Balance:	$9,114	$15,934	$11,100	$19,171
Change in Nonaccrual Loans:
Beginning Balance	5,741	7,966	7,159	8,533
Additions	2,872	2,440	9,152	8,555
Charge-Offs	(364)	(644)	(2,077)	(2,246)
Transferred to OREO	(371)	(261)	(1,211)	(1,043)
Paid Off/Payments	(489)	(1,534)	(2,109)	(2,927)
Restored to Accrual	(522)	(1,409)	(4,047)	(4,314)
Ending Balance	6,867	6,558	6,867	6,558

Change in OREO:
Beginning Balance	3,373	7,968	3,941	10,638
Additions	420	339	1,260	2,024
Valuation Write-downs	(224)	(350)	(856)	(1,118)
Sales	(849)	(1,970)	(1,625)	(5,291)
Other	-	-	-	(266)
Ending Balance	2,720	5,987	2,720	5,987

NPA Net Change	473	(3,389)	(1,513)	(6,626)
NPA Ending Balance	$9,587	$12,545	$9,587	$12,545

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017
TDR Beginning Balance:	$32,185	$37,917	$34,489	$39,976
Additions	76	341	593	643
Charge-Offs	(136)	(5)	(527)	(458)
Paid Off/Payments	(767)	(2,416)	(2,828)	(4,284)
Removal Due to Change in TDR Status	-	-	(296)	-
Transferred to OREO	(35)	(85)	(108)	(125)
TDR Ending Balance(1)	$31,323	$35,752	$31,323	$35,752

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

The allowance for loan losses was $14.2 million at September 30, 2018 compared to $13.6 million at June 30, 2018, and $13.3 million at December 31, 2017.  The allowance for loan losses was 0.80% of outstanding loans (net of overdrafts) and provided coverage of 207% of nonperforming loans at September 30, 2018 compared to 0.78% and 236%, respectively, at June 30, 2018 and 0.80% and 186%, respectively, at December 31, 2017.  We believe that the allowance for loan losses was adequate to absorb losses inherent in our loan portfolio at September 30, 2018.

Deposits

Average total deposits were $2.392 billion for the third quarter of 2018, a decrease of $39.7 million, or 1.6%, from the second quarter of 2018, and an increase of $13.9 million, or 0.6%, over the fourth quarter of 2017.  The decline in deposits compared to the second quarter of 2018 reflected lower public fund and certificates of deposit balances, partially offset by increases in noninterest bearing and savings accounts.  The increase in deposits when compared to the fourth quarter of 2017 reflected growth in all deposit products except public fund, regular NOW accounts and certificates of deposit.  Average public fund balances typically peak in the first quarter and trend downward through the middle of the fourth quarter due to the cycle of tax receipts.

Deposit levels continue to be closely monitored and managed in conjunction with runoff from the investment portfolio.  We monitor deposit rates on an ongoing basis as a prudent pricing discipline remains the key to managing our mix of deposits.

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

A new “rates down 200 bp” shock scenario was modeled this quarter due to the current rate environment. This resulted in Net Interest Income at Risk over both 12 and 24-month periods, in addition to EVE, being outside of policy guidelines due to our limited ability to lower our deposit rates by 200 bp in response to a decline in market rates. At this time, management does not plan to take any immediate action to address the out-of-compliance situation in the rates down 200 bp scenario as all current indications suggest that rates will continue to rise.  However, at some point in the future, when rates have reached a higher absolute level, we expect to readdress this decision.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%	-10.0%
September 30, 2018	7.1%	5.3%	3.4%	1.9%	-5.1%	-11.9%
June 30,2018	9.2%	6.9%	4.5%	2.3%	-5.9%	n/a

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%	-12.5%
September 30, 2018	37.1%	29.3%	21.5%	14.1%	-5.7%	-18.6%
June 30,2018	37.7%	29.4%	21.1%	13.1%	-7.8%	n/a

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact our net interest margin, while a declining rate environment of both 100bp and 200bp will have a negative impact on the net interest income. Compared to the prior quarter-end, the 12-month Net Interest Income at Risk positions declined in a rising rate environment, and became more favorable in the down 100bp scenario.  The 24-month Net Interest Income at Risk positions also became more favorable in the down 100bp scenario, and were little changed in the rising rate environment compared to the prior quarter-end period. Rate shock down 200bp scenarios over 12 and 24-month periods were introduced this quarter.

All measures of Net Interest Income at Risk are within our prescribed policy limits over both the 12-month and 24-month periods, with the exception of rates down 200 bps. Quarter-over-quarter, in a rising rate environment, these metrics became less favorable as most of our high beta deposit rates are now off their floors, and can fully price in the higher rates. Metrics in the down 100 bp scenario became more favorable as we have a greater ability to lower our deposit rates relative to the decline in market rates. We are out of compliance in rates down 200 as we have a limited ability to lower our deposit rates the full 200 bps relative to the decline in market rate.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%	-20.0%
September 30, 2018	18.8%	15.0%	10.5%	6.3%	-12.4%	-33.3%
June 30,2018	24.0%	19.2%	13.6%	7.9%	-14.8%	n/a

At September 30, 2018, the economic value of equity results are favorable in all rising rate environments and are within prescribed tolerance levels with the exception of the rates down 200 bp scenario. The EVE in the rates down 200 bp scenario is new this quarter, and is outside desired parameters as we have limited ability to lower our deposit rates by 200 bps in response to a decline in market rate. At this time, management does not plan to take any immediate action to address the out-of-compliance situation in the down 200 bp scenario as all current indications suggest that rates will continue to rise.  However, at some point in the future, when rates have reached a higher absolute level, management will readdress.

(1)      Down 300 and 400 bp scenarios have been excluded due to the historically low interest rate environment.

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

At September 30, 2018, we had the ability to generate $1.416 billion in additional liquidity through all of our available resources (this excludes $27 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, and the Board of Directors. At September 30, 2018, we believe the liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio was approximately 2.16 years, and at September 30, 2018, the available for sale portfolio had a net unrealized pre-tax loss of $4.4 million.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $63.6 million during the third quarter of 2018 compared to an average net overnight funds sold position of $158.7 million in the second quarter of 2018 and $174.6 million in the fourth quarter of 2017.  The decrease in average net overnight funds compared to all prior periods reflected growth in our loan and investment portfolios.  Additionally, part of the decrease compared to the second quarter of 2018 was attributable to the decline in our public deposits and certificates of deposit.

We expect our capital expenditures will be approximately $5.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2018, fixed rate credit advances from the FHLB totaled $10.3 million in outstanding debt consisting of 12 notes and one variable rate Daily Rate Credit (DRC) advance totaling $10.0 million.  During the first nine months of 2018, the Bank made FHLB advance payments totaling approximately $1.5 million.  One advance matured and no advances were paid off. We did not obtain any new fixed rate FHLB advances during this period, but did obtain one variable rate advance which we can pay off at any time without penalty.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Shareowners’ equity was $298.0 million at September 30, 2018, compared to $293.6 million at June 30, 2018 and $284.2 million at December 31, 2017.  Our leverage ratio was 10.99%, 10.69%, and 10.47%, respectively, on these dates.  Further, at September 30, 2018, our risk-adjusted capital ratio was 16.94% compared to 17.00% and 17.10% at June 30, 2018 and December 31, 2017, respectively.  Our common equity tier 1 ratio was 13.43% at September 30, 2018 compared to 13.46% and 13.42% at June 30, 2018 and December 31, 2017, respectively.  All of our capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards at September 30, 2018.

During the first nine months of 2018, shareowners’ equity increased $13.8 million, or 6.5%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $17.8 million, stock compensation accretion of $1.0 million, and net adjustments totaling $0.6 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $3.9 million and a $1.7 million net increase in the unrealized loss on investment securities.

At September 30, 2018, our common stock had a book value of $17.40 per diluted share compared to $17.15 at June 30, 2018 and $16.65 at December 31, 2017.  Book value is impacted through other comprehensive income by the net unrealized gains and losses in our available for sale investment portfolio.  At September 30, 2018, the net after tax unrealized loss was $3.4 million compared to $3.0 million at June 30, 2018 and $1.7 million at December 31, 2017.  Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income.  At September 30, 2018, the net after tax pension liability reflected in accumulated other comprehensive loss was $30.3 million.  This liability is re-measured annually on December 31st based on an actuarial calculation of our pension liability.  Significant assumptions used in calculating the liability are discussed in our 2017 Form 10-K “Critical Accounting Policies” and include the weighted average discount rate used to measure the present value of the pension liability, the weighted-average expected long-term rate of return on pension plan assets, and the assumed rate of annual compensation increases, all of which will vary when re-measured.  The discount rate assumption used to calculate the pension liability is subject to long-term corporate bond rates at December 31st.  The estimated impact to the pension liability based on a 25 basis point increase or decrease in long-term corporate bond rates used to discount the pension obligation would decrease or increase the pension liability by approximately $5.3 million (after-tax) using the balances from the December 31, 2017 measurement date.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock through February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  We have not repurchased any shares during 2018.  At September 30, 2018, we were authorized to repurchase up to 640,000 additional shares under the plan.

Impact of Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in Florida as a category 4 hurricane affecting areas of the panhandle region with significant wind/water damage and power outages.  We have a limited number of banking offices, customers, and collateral properties located in the areas which were directly impacted by the storm.  We are in the process of assessing the potential impact of the hurricane on the ability of our borrowers to repay their obligations, underlying collateral values and damage to our offices.  While it is too soon to make any determination, based on our current information and assessment to date, we do not believe the effects of the hurricane will materially impact our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

As of September 30, 2018, we had $461.8 million in commitments to extend credit and $4.4 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018			2017			2018			2017
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,747,093	$21,733	4.94%	$1,638,578	$19,672	4.76%	$1,695,695	$61,994	4.89%	$1,611,117	$56,689	4.70%
Taxable Securities(2)	663,639	3,290	1.98	588,518	2,150	1.45	642,260	8,758	1.82	593,579	5,832	1.31
Tax-Exempt Securities	60,952	229	1.50	98,463	407	1.65	72,656	813	1.49	99,059	1,217	1.64
Funds Sold	63,608	302	1.88	140,728	446	1.26	153,767	1,949	1.69	195,189	1,472	1.01
Total Earning Assets	2,535,292	25,554	4.00%	2,466,287	22,675	3.65%	2,564,378	73,514	3.83%	2,498,944	65,210	3.49%
Cash & Due From Banks	49,493			51,880			50,844			51,043
Allowance For Loan Losses	(14,146)			(13,542)			(13,774)			(13,547)
Other Assets	256,285			275,335			258,363			277,514
TOTAL ASSETS	$2,826,924			$2,779,960			$2,859,811			$2,813,954

Liabilities:
NOW Accounts	$733,255	$773	0.42%	$755,620	$339	0.18%	$795,112	$2,157	0.36%	$813,858	$694	0.11%
Money Market Accounts	254,440	190	0.30	262,486	80	0.12	252,082	459	0.24	261,118	172	0.09
Savings Accounts	352,833	43	0.05	327,675	40	0.05	349,527	128	0.05	320,634	118	0.05
Other Time Deposits	129,927	62	0.19	148,652	71	0.19	134,781	187	0.19	153,215	215	0.19
Total Interest Bearing Deposits	1,470,455	1,068	0.30	1,494,433	530	0.14	1,531,502	2,931	0.27	1,548,825	1,199	0.11
Short-Term Borrowings	12,949	41	1.24	9,920	15	0.59	9,499	57	0.80	10,552	77	0.97
Subordinated Notes Payable	52,887	568	4.20	52,887	420	3.11	52,887	1,595	3.98	52,887	1,203	3.00
Other Long-Term Borrowings	12,729	92	2.87	15,427	115	2.95	13,218	286	2.89	15,324	331	2.89
Total Interest Bearing Liabilities	1,549,020	1,769	0.47%	1,572,667	1,080	0.28%	1,607,106	4,869	0.42%	1,627,588	2,810	0.24%
Noninterest Bearing Deposits	921,817			834,729			895,042			820,843
Other Liabilities	58,330			87,268			65,270			83,683
TOTAL LIABILITIES	2,529,167			2,494,664			2,567,418			2,532,114

TOTAL SHAREOWNERS’ EQUITY	297,757			285,296			292,393			281,840

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,826,924			$2,779,960			$2,859,811			$2,813,954

Interest Rate Spread			3.53%			3.37%			3.41%			3.25%
Net Interest Income		$23,785			$21,595			$68,645			$62,400
Net Interest Margin(3)			3.72%			3.48%			3.58%			3.34%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 21% Federal tax rate for 2018 and a 35% Federal tax rate for 2017.
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

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At September 30, 2018, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at September 30, 2018, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures. .

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

Date: November 2, 2018