Form 10-K
period 2018-12-31
CAPITAL CITY BANK GROUP INC
filed 2019-03-05
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

____________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $270,798,560 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2019
Common Stock, $0.01 par value per share	16,807,883

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 23, 2019, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.

ANNUAL REPORT FOR 2018 ON FORM 10-K

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

•          legislative or regulatory changes;

•          the effects of security breaches and computer viruses that may affect our computer systems or fraud related to our debit card products;

•          the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve and deferred tax asset valuation allowance and pension plan;

•          changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming CECL implementation;

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

Dollars in millions
Year Ended December 31,	Assets	Deposits	Shareowners’ Equity	Revenue(1)	Net Income
2018	$2,959.2	$2,531.9	$302.6	$151.0	$26.2
2017	$2,898.8	$2,469.9	$284.2	$138.7	$10.9
2016	$2,845.2	$2,412.3	$275.2	$134.8	$11.7
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

We had a total of 819 associates at March 1, 2019.  Item 6 contains other financial and statistical information about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital stock of CCB, our wholly owned banking subsidiary, which accounted for nearly 100% of consolidated assets at December 31, 2018, and approximately 100% of consolidated net income for the year ended December 31, 2018.  In addition to our banking subsidiary, CCB has two primary subsidiaries, which are wholly owned, Capital City Trust Company and Capital City Investments, Inc. The nature of these subsidiaries is provided below.

Operating Segment

We have one reportable segment with three principal services: Banking Services (CCB), Trust and Asset Management Services (Capital City Trust Company), and Brokerage Services (Capital City Investments, Inc.).  Revenues from each of these principal services for the year ended 2018 totaled approximately 95.6%, 3.8%, and 2.5% of our total revenue, respectively.  In 2017 and 2016, Banking Services (CCB) revenue was approximately 93.6% and 93.7% of our total revenue for each respective year.

Capital City Bank

CCB is a Florida-chartered full-service bank engaged in the commercial and retail banking business. Significant services offered by CCB include:

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

  Residential Real Estate Lending – We provide products to help meet the home financing needs of consumers, including conventional permanent and construction/ permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products. We offer both fixed-rate and adjustable-rate residential mortgage (ARM) loans. A portion of our loans originated are sold into the secondary market. We offer these products through our existing network of banking offices. We do not originate subprime residential real estate loans.

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

  Retail Banking – We provide a full-range of consumer banking services, including checking accounts, savings programs, automated teller machines (ITMs/ATMs), debit/credit cards, night deposit services, safe deposit facilities, online banking, and mobile banking.

Capital City Trust Company

Capital City Trust Company (the “Trust Company”). The Trust Company provides asset management for individuals through agency, personal trust, IRA, and personal investment management accounts. Associations, endowments, and other nonprofit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian. The market value of trust assets under discretionary management exceeded $760.2 million at December 31, 2018, with total assets under administration exceeding $831.2 million.

Capital City Investments, Inc.

We offer our customers access to retail investment products through LPL Financial pursuant to which retail investment products would be offered through LPL. LPL offers a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. Non-deposit investment and insurance products are: (i) not FDIC insured; (ii) not deposits, obligations, or guarantees by any bank; and (iii) subject to investment risk, including the possible loss of principal amount invested.  We are not an affiliate of LPL Financial.

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

We also originate certain residential real estate loans throughout our banking office network that are generally not eligible for sale into the secondary market due to not meeting a specific secondary market underwriting requirement. This includes our variable rate 3/1 and 5/1 ARM loans which typically have a maximum term of 30 years and maximum LTV of 80%.

Residential real estate loans also include home equity lines of credit (“HELOCs”) and home equity loans. Our home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. Open-ended equity loans typically have an interest only 10-year draw period followed by a five year repayment period of 0.75% of principal balance monthly and balloon payment at maturity.  As of December 31, 2018, approximately 66% of our residential home equity loan portfolio consisted of first mortgages.  Interest rates may be fixed or adjustable.  Adjustable-rate loans are tied to the Prime Rate with a typical margin of 1.0% or more.

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

Lending Limits and Extensions of Additional Credit

We have established an internal lending limit of $10 million for the total aggregate amount of credit that will be extended to a client and any related entities within our Board approved policies. This compares to our legal lending limit of approximately $86  million.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon County, Florida), Gainesville (Alachua County, Florida), and Macon (Bibb County, Georgia).  In 13 of 18 markets in Florida and two of four markets in Georgia, we rank within the top four banks in terms of market share.  Furthermore, in the counties in which we operate, we maintain a 8.30% market share in the Florida counties and 5.11% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses.  While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average  The value of these markets stems from the fact they are stable and less competitive, secondary markets.  We strive to provide value added services to our clients by being not just their bank, but their banker.  This element of our strategy distinguishes Capital City Bank from our competitors.

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

Competition

We operate in a highly competitive environment, especially with respect to services and pricing, that has undergone significant changes since the recent financial crisis.  Since January 1, 2009, over 500 financial institutions have failed in the U.S., including 85 in Georgia and 70 in Florida. Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions.  The banking industry has also experienced significant consolidation through mergers and acquisition, which we expect will continue during 2019.  However, we believe that the larger financial institutions acquiring banks in our market areas are less familiar with the markets in which we operate and typically target a different client base. We also believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks.

As a result, we expect to be able to effectively compete in our markets with larger financial institutions through providing superior customer service and leveraging our knowledge and experience in providing banking products and services in our market areas. Thus, a further reduction of the number of community banks could continue to enhance our competitive position and opportunities in many of our markets. However, larger financial institutions can benefit from economies of scale, so these larger institutions may be able to offer banking products and services at more competitive price. Additionally, these larger financial institutions may offer financial products that we do not offer.

We may also begin to see competition from new banks that are being formed. In late 2016, the first de novo bank charter since the downturn was approved for a Florida-based bank and three additional Florida charters were approved in 2018. While the number of new bank formations has not returned to pre-downturn levels, increased de novo bank applications could signal additional competition from new community banks.

Our primary market area consists of 18 counties in Florida, four counties in Georgia, and one county in Alabama. In these markets, we compete against a wide range of banking and nonbanking institutions including banks, savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions. Most of Florida’s major banking concerns have a presence in Leon County, where our main office is located.  Our Leon County deposits totaled $983 million, or 39% of our consolidated deposits at December 31, 2018.

The table below depicts our market share percentage within each county, based on commercial bank deposits within the county.

	Market Share as of June 30,(1)
County	2018	2017	2016
Florida
Alachua	4.7%	4.9%	4.9%
Bradford	41.9%	42.5%	46.1%
Citrus	3.4%	3.5%	3.5%
Clay	2.1%	2.2%	1.9%
Dixie	20.8%	22.1%	15.2%
Gadsden	79.6%	78.9%	77.7%
Gilchrist	46.3%	44.4%	46.8%
Gulf	14.8%	16.4%	15.5%
Hernando	2.5%	2.3%	2.1%
Jefferson	19.7%	21.9%	22.5%
Leon	12.8%	12.5%	13.9%
Levy	26.8%	28.3%	29.2%
Madison	13.6%	14.9%	14.2%
Putnam	22.0%	20.8%	21.3%
St. Johns	0.8%	0.7%	0.8%
Suwannee	7.4%	7.8%	7.6%
Taylor	23.5%	19.7%	18.0%
Wakulla	8.9%	14.2%	14.5%
Washington	12.0%	14.1%	14.2%
Georgia
Bibb	2.9%	3.2%	3.2%
Grady	14.2%	13.7%	13.4%
Laurens	8.6%	9.3%	9.3%
Troup	5.5%	5.9%	5.4%
Alabama
Chambers	9.2%	9.1%	9.2%

(1) Obtained from the FDIC Summary of Deposits Report for the year indicated.

The following table sets forth the number of commercial banks and offices, including our offices and our competitor's offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	18	63
Bradford	3	3
Citrus	12	39
Clay	12	28
Dixie	3	4
Gadsden	2	3
Gilchrist	4	6
Gulf	3	4
Hernando	13	34
Jefferson	2	2
Leon	18	76
Levy	2	11
Madison	3	3
Putnam	5	10
St. Johns	19	62
Suwannee	5	8
Taylor	3	4
Wakulla	4	4
Washington	6	6
Georgia
Bibb	13	39
Grady	5	7
Laurens	10	19
Troup	11	20
Alabama
Chambers	6	8

Data obtained from the FDIC June 30, 2018 Summary of Deposits Report.

Seasonality

We believe our commercial banking operations are not generally seasonal in nature; however, public deposits tend to increase with tax collections in the fourth and first quarters of each year and decline as a result of governmental spending thereafter.

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

Capital City Bank Group, Inc.

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

Dividends

CCB is subject to legal limitations on the frequency and amount of dividends that can be paid to CCBG. The Federal Reserve may restrict the ability of CCB to pay dividends if such payments would constitute an unsafe or unsound banking practice. Additionally, as of January 1, 2019, financial institutions are being required to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets in order to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. See “Capital Regulations,” below for additional details on this new capital requirement.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The Financing Corporation assessment rate is adjusted quarterly (currently less than 1 basis points for the first quarter of 2019) to reflect changes in the assessment base as determined from the quarterly Call Report submissions. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as “10% Shareowners,” or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareowners or which is controlled by those executive officers, directors or 10% Shareowners, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed our unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which we are permitted to extend credit to executive officers.

Community Reinvestment Act

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities they serve, including low and moderate income neighborhoods, consistent with safe and sound banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s rating under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in a merger or acquisition are reviewed in connection with the application to acquire ownership or control of shares or assets of a bank or to merge with another bank or bank holding company. An unsatisfactory record can substantially delay or block the transaction. We received a satisfactory rating on our most recent Community Reinvestment Act assessment.

Capital Regulations

The federal banking regulators have adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary banks based on the Basel III standards, which became effective January 1, 2015 for community banks. Under these guidelines, assets and off-balance sheet items are assigned to specific risk categories each with designated risk weightings. The new risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles of banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. The resulting capital ratios include ratios that represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

In computing total risk-weighted assets, bank and bank holding company assets are assigned risk-weights of 0%, 20%, 50%, 100% and 150%. In addition, certain off-balance sheet items are assigned credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applied. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, general obligation claims on states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are assigned a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

Under the final rules, minimum requirements increased for both the quality and quantity of capital held by banking organizations. In this respect, the final rules implement strict eligibility criteria for regulatory capital instruments and improved the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel III framework, the rules include a new minimum ratio of Common Equity Tier 1 Capital to Risk-Weighted Assets of 4.5% and a Common Equity Tier 1 Capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 Capital to Risk-Weighted Assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% each of the next three years until January 1, 2019, when the full 2.5% capital conversion buffer was fully phased in. If a financial institution’s capital conservation buffer falls below the minimum, capital distributions and discretionary payments could be limited or prohibited.  The types of payments subject to this limitation include dividends, share buybacks, discretionary payments on Tier 1 instruments, and discretionary bonus payments.

The new capital regulations also impacted the treatment of accumulated other comprehensive income (“AOCI”) for regulatory capital purposes. Under the new rules, AOCI generally flows through to regulatory capital, however, community banks and their holding companies were permitted to make a one-time irrevocable opt-out election to continue to treat AOCI the same as under the old regulations for regulatory capital purposes.  We elected to opt-out in 2015.  Additionally, community banks with less than $15 billion in total assets could continue to count certain non-qualifying capital instruments issued prior to May 19, 2010 as Tier 1 capital, including trust preferred securities and cumulative perpetual preferred stock (subject to a limit of 25% of Tier 1 capital). However, non-qualifying capital instruments issued on or after May 19, 2010 do not qualify for Tier 1 capital treatment.

Federal law and regulations also establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of not less than 5%, a Tier 1 Common Equity ratio of not less than 6.5%, a Tier 1 Capital ratio of not less than 8%, a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

A bank regulatory agency can treat an institution as if it were in the next lower category if the agency determines that the institution is operating in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest all or a part of their operations. It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators may require higher capital ratios at their discretion.

At December 31, 2018, we exceeded the requirements to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.  The capital ratios can be found in Note 14 in the Notes to the Consolidated Financial Statements.

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

Interstate Banking and Branching

The Bank Holding Company Act permits adequately capitalized and managed financial and bank holding companies to acquire banks in any state and state laws prohibiting interstate banking or discriminating against out-of-state banks are generally preempted. However, states are permitted to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of time, up to a maximum of five years, before a bank may be acquired by an out-of-state bank holding company. Also, the Dodd-Frank Act, added deposit caps, which prohibit acquisitions that would result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state institutions, and the federal deposit caps apply only to initial entry acquisitions.

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

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. On May 11, 2018, the U.S. Treasury’s Financial Crimes Enforcement Network issued a final rule under the BSA requiring banks to identify and verify the identity of the natural persons behind their customers that are legal entities – the beneficial owners.  We and our affiliates have adopted policies, procedures and controls designed to comply with the BSA and the USA PATRIOT Act.

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

Federal Home Loan Bank System

CCB is a member of the Federal Home Loan Bank of Atlanta, which is one of 11 regional Federal Home Loan Banks. Each FHLB serves as a quasi-reserve bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. A FHLB makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

As a member of the FHLB of Atlanta, CCB is required to own capital stock in the FHLB in an amount at least equal to 0.09% (or 9 basis points), which is subject to annual adjustments, of CCB’s total assets at the end of each calendar year (up to a maximum of $15 million), plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. As of December 31, 2018, CCB was in compliance with this requirement.

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

Consumer Laws and Regulations

CCB is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Credit Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. CCB must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe harbor. Also, in 2015, the new TILA-RESPA Integrated Disclosure (“TRID”) rules for mortgage closings took effect for new loan applications. The new TRID rules were further amended in 2017. These new rules, including the new required loan forms, have generally increased the time it takes to approve mortgage loans.

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

Current Expected Credit Loss Accounting Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new current expected credit loss rule (“CECL”) which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, compared to the current practice of recording losses when it is probable that a loss event has occurred. The update also amends the accounting for credit losses on available-for-sale debt securities and financial assets purchased with credit deterioration. The accounting standard change will be effective for us beginning on January 1, 2020. The change in accounting standards could result in an increase in our reserve for loan losses and will require us to book loan losses sooner than under the current requirements. We are taking the necessary steps to be in compliance with the CECL accounting standard which we expect will become a critical accounting policy.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, changes in the Fed Funds target interest rate, changes in interest rates payable on member banks’ reserve accounts, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, which may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The Federal Reserve’s policies are primarily influenced by its dual mandate of price stability and full employment, and to a lesser degree by short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future changes in monetary policy and the effect of such changes on our business and earnings in the future cannot be predicted.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation based on the laws of each state in which we operate.  We file a consolidated federal tax return with a fiscal year ending on December 31. On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act,” resulting in significant modifications to existing law. We completed the accounting for the effects of the new law during this period. Our financial statements for the year ended December 31, 2017, reflected certain effects of the new law, which included a reduction in the corporate tax rate from 35% to 21%, as well as other changes. As a result of the changes to tax laws and tax rates under the Act, we incurred an increase in income tax expense during the year ended December 31, 2017, due to a write-down of our net deferred tax asset by $4.1 million in the fourth quarter of 2017 as a result of the reduction to the federal corporate income tax rate. While the new tax law negatively impacted earnings in the fourth quarter of 2017, the lower corporate tax rate is expected to be a significant ongoing benefit to us in future periods. Absent future discrete events, we anticipate that our effective tax in future periods will be approximately 24% due to a lower federal corporate income tax rate.

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

  Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on the borrower’s ability to either refinance the loan or timely sell the underlying property. At December 31, 2018, commercial mortgage loans comprised approximately 33.8% of our total loan portfolio.

  Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. At December 31, 2018, commercial loans comprised approximately 13.1% of our total loan portfolio.

  Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. At December 31, 2018, construction loans comprised approximately 5.0% of our total loan portfolio.

  Vacant Land Loans. Because vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. At December 31, 2018, vacant land loans comprised approximately 2.86% of our total loan portfolio.

  HELOCs. Our open-ended home equity loans have an interest-only draw period followed by a five-year repayment period of 0.75% of the principal balance monthly and a balloon payment at maturity. Upon the commencement of the repayment period, the monthly payment can increase significantly, thus, there is a heightened risk that the borrower will be unable to pay the increased payment. Further, these loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment may depend on the borrower’s ability to either refinance the loan or timely sell the underlying property.  At December 31, 2018, HELOCs comprised approximately 11.8% of our total loan portfolio.

  Consumer Loans. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. At December 31, 2018, consumer loans comprised approximately 16.7% of our total loan portfolio, with indirect auto loans making up a majority of this portfolio at approximately 89% of the total balance.

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

As of December 31, 2018, our allowance for loan losses was $14.2 million, which represented approximately 0.80% of our total loans. We had $6.9 million in nonaccruing loans as of December 31, 2018. The allowance is based on management’s reasonable estimate and may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review our estimated losses on loans. Our regulators may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover all future loan losses and significant increases to the allowance may be required in the future if, for example, economic conditions worsen. A material increase in our allowance for loan losses would adversely impact our net income and capital in future periods, while having the effect of overstating our current period earnings.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that will be effective for the Company on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. CECL will also require us to record credit losses expected throughout the life of other assets in our portfolio, including held-to-maturity securities, as opposed the current practice of recording losses when it is probable that a loss event has occurred. The update also amends the accounting for credit losses on available-for-sale debt securities and financial assets purchased with credit deterioration.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could reduce our net income and equity and, as a result, may have a material adverse effect on our financial condition and results of operations.

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

The amount that we, as a mortgagee, may realize after a foreclosure is dependent upon factors outside of our control, including, but not limited to:

  general or local economic conditions;
  environmental cleanup liability;
  neighborhood values;
  interest rates;
  real estate tax rates;
  operating expenses of the mortgaged properties;
  supply of and demand for rental units or properties;
  ability to obtain and maintain adequate occupancy of the properties;
  zoning laws;
  governmental rules, regulations and fiscal policies; and
  acts of God.

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

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. If we are unable to raise funds through deposits, borrowings, earnings and other sources, it could have a substantial negative effect on our liquidity.  In particular, a majority of our liabilities during 2018 were checking accounts and other liquid deposits, which are generally payable on demand or upon short notice. By comparison, a substantial majority of our assets were loans, which cannot generally be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts at the same time, regardless of the reason. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. If we are unable to maintain adequate liquidity, it could materially and adversely affect our business, results of operations or financial condition.

European Union’s General Data Privacy Regulation

In May 2018, the European Union (“EU“) adopted the General Data Protection Regulation (“GDPR“). The GDPR is focused on the protection of the data and the privacy of individuals within the EU and the European Economic Area. The GDPR extends the scope of EU privacy rules to include organizations outside the EU if they offer goods or services to or monitor behaviors of EU citizens. The penalties and sanctions for noncompliance with the GDPR are difficult to predict and potentially very high. While we believe that the GDPR will have little impact on us, we may be impacted by similar privacy laws that may be adopted by other federal, state, or local governing bodies in the future.

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

Our failure to comply with these laws and regulations could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition. Please refer to the Section entitled “Business – Regulatory Considerations” in this Report.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 may affect our business.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 ("EGRRCPA") was enacted to modify or repeal certain provisions of the Dodd-Frank Act. EGRRCPA, among other things: (i) allows smaller banks (with up to $10 billion in assets) to offer certain qualified residential mortgages that are not subject to the ability-to-repay requirements; (ii) exempts from appraisal requirements certain transactions involving real estate in rural areas that is valued at less than $400,000; (iii) amends the Home Mortgage Disclosure Act of 1975 to exempt from certain disclosure requirements banks that originate fewer than 500 closed-end mortgage loans and fewer than 500 open-end lines of credit in each of the last two calendar years; (iv) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations; (v) expands the examination cycle for certain banks with less than $3 billion in assets so that on-site examinations must occur not less than once during each 18-month period; (vi) directs federal banking agencies to develop a community bank leverage ratio of not less than 8% and not more than 10% for qualifying community banks; (vii) exempts banks with less than $10 billion in total consolidated assets and with trading assets and liabilities less than or equal to 5% of total consolidated assets from the requirements of the Volcker Rule; and (viii) directs the Federal Reserve Board to expand the definition of a small bank holding company under the Small Bank Holding Company Policy Statement to include banks that, among other conditions, have less than $3 billion in assets. While many of these changes could result in regulatory relief for CCBG,  it is difficult to predict how any new standards under EGRRCPA will be applied to us or its ultimate impact on us. This is in part due to the fact that it requires the enactment of multiple implementing regulations that have yet to be written.

Changes in U.S. trade policies and other factors beyond our control may have an adverse impact on our results of operations and financial condition.

There has been recent discussion, imposition, and proposition of revisions to U.S. trade policies and legislation, especially the imposition of tariffs. Such tariffs may cause affected foreign governments to impose their own tariffs in retaliation. It is difficult to predict what the U.S. government or foreign governments will actually do or not do in the future or the impacts such actions will have on CCBG or its customers. Such tariffs, along with other trade restrictions, affecting those items and products used by our customers in their respective businesses could have an adverse impact on our customers' respective financial conditions and their ability to make payments on their loans. This could result in an adverse impact on our business, financial condition, and results of operation.

On October 1, 2018, the United States, Canada and Mexico agreed on a new trade agreement, the United States-Mexico-Canada Agreement ("USMCA"), to replace the North American Free Trade Agreement. The USMCA is still subject to the approval of the Congress and is yet to come into effect. It has yet to be seen what impact the adoption of the USMCA or any subsequent trade agreements made as a response to the USMCA will have on CCBG or its customers. Any such shift in trade policies or agreements could potentially negatively impact the business, financial condition, and results of operations of our customers, and, in turn, that of CCBG.

The increased capital requirements may have an adverse effect on us.

In 2013, the Federal Reserve Board released its final rules which implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier 1 Capital (“CET1”) to Risk-Weighted Assets (“RWA”) of 4.5% and a CET1 conservation buffer of 2.5% of RWA (which is being phased in from 2016 through 2019) that apply to all supervised financial institutions. As of January 1, 2019, the CET1conservation buffer requirement was 2.5%, which requires us to hold additional CET1 capital in excess of the minimum required to meet the CET1 to RWA ratio requirement. The rule also, among other things, raised the minimum ratio of Tier 1 Capital to RWA from 4% to 6% and included a minimum leverage ratio of 4% for all banking organizations. The impact of the new capital rules requires us to maintain higher levels of capital, which we expect will lower our return on equity. Additionally, if our CET1 to RWA ratio does not exceed the minimum required plus the additional CET1 conservation buffer, we may be restricted in our ability to pay dividends or make other distributions of capital to our shareowners.

The Tax Cuts and Jobs Act may have an adverse effect on us

The Tax Cuts and Jobs Act enacted in December 2017 has positively impacted us by decreasing our federal corporate tax rate from 35% to 21%, but the act poses potential adverse impacts on the banks financial condition as well. We may suffer as a result of the act (1) eliminating interest deductions for certain home equity loans, (2) limiting the deductibility of business interest expense, (3) limiting the deductibility of property taxes, state income taxes, and local incomes taxes, and (4) lowering the limit on the deductibility of mortgage interest paid on single-family residential mortgage loans. These changes may specifically have an adverse impact on the market for residential homes and borrowers abilities to make payments on their mortgages, which could lower the demand for residential mortgage loans and lower the value of properties securing loans that we hold in our portfolio. Such affects could adversely impact our business and financial condition.

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
  interest-only payments;
  negative-amortization; and
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

Florida financial institutions, such as CCB, face a higher risk of noncompliance and enforcement actions with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

In order to comply with regulations, guidelines and examination procedures in this area, CCB has been required to adopt new policies and procedures and to install new systems. CCB’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, CCB would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans.

Risks Related to Market Events

Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Florida and Georgia which causes our risk of loss to be higher than if we had a more geographically diversified portfolio.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia.  At December 31, 2018, approximately 70% of our loans included real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, at December 31, 2018, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by CCB Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate.  At December 31, 2018, approximately 34% and 31% of our $1.781 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 5% was secured by property under construction.

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

A large portion of our investment securities portfolio at December 31, 2018 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/losses. Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity.

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

In 2018, our Board of Directors declared four quarterly cash dividends. Declarations of any future dividends will be contingent on our ability to earn sufficient profits and to remain well capitalized, including our ability to hold and generate sufficient capital to comply with the new CET1 conservation buffer requirement. In addition, due to our contractual obligations with the holders of our trust preferred securities, if we defer the payment of accrued interest owed to the holders of our trust preferred securities, we may not make dividend payments to our shareowners.

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

While our common stock is listed and traded on the Nasdaq Global Select Market, there has historically been limited trading activity in our common stock.  The average daily trading volume of our common stock over the 12-month period ending December 31, 2018 was approximately 21,082 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

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

Our directors, executive officers, and principal shareowners, if acting together, have substantial control over all matters requiring shareowner approval, including changes of control. Because Mr. William G. Smith, Jr. is a principal shareowner and our Chairman, President, and Chief Executive Officer and Chairman of CCB, he has substantial control over all matters on a day to day basis.

Our directors, executive officers, and principal shareowners beneficially owned approximately 21.0% of the outstanding shares of our common stock at December 31, 2018.  William G. Smith, Jr., our Chairman, President and Chief Executive Officer, owned 18.1% of our shares as of that date.  Accordingly, these directors, executive officers, and principal shareowners, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Moreover, because William G. Smith, Jr. is the Chairman, President, and Chief Executive Officer of CCBG and Chairman of CCB, he has substantial control over all matters on a day-to-day basis, including the nomination and election of directors.

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

  Supermajority voting requirements to remove a director from office;
  Provisions regarding the timing and content of shareowner proposals and nominations;
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

Item 1B.     Unresolved Staff Comments

None.

Item 2.       Properties

We are headquartered in Tallahassee, Florida.  Our executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee.  The building is owned by CCB, but is located on land leased under a long-term agreement.

At December 31, 2018, the Bank had 59 banking offices.  Of the 59 locations, the Bank leases the land, buildings, or both at five locations and owns the land and buildings at the remaining 54.

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

PART II

Item 5.        Market for the Registrant's Common Equity, Related Shareowner Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the Nasdaq Global Select Market under the symbol “CCBG.”  We had a total of 1,312 shareowners of record at February 28, 2019.

The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash dividends declared for each quarter during the past two years.

	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$26.95	$25.91	$25.99	$26.50	$26.01	$24.58	$22.39	$21.79
Low	19.92	23.19	22.28	22.80	22.21	19.60	17.68	19.22
Close	23.21	23.34	23.63	24.75	22.94	24.01	20.42	21.39
Cash dividends per share	0.09	0.09	0.07	0.07	0.07	0.07	0.05	0.05

Florida law and Federal regulations impose restrictions on our ability to pay dividends and limitations on the amount of dividends that the Bank can pay annually to us.  See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business section on page 12 and 13, Item 1A. “Risks Related to an Investment in Our Common Stock” in the Risk Factors section on page 26, Item 7. “Liquidity and Capital Resources – Dividends” – in Management's Discussion and Analysis of Financial Condition and Operating Results on page 55 and Note 14 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the Nasdaq Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2013 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Capital City Bank Group, Inc.	$100.00	$132.87	$132.38	$178.52	$202.21	$207.22
Nasdaq Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL $1B-$5B Bank Index	100.00	104.56	117.04	168.38	179.51	157.27

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about all purchases made by, or on behalf of, us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

			Total number of	Maximum Number of
	Total number	Average	shares purchased as	shares that may yet be
	of shares	price paid	part of our share	purchased under our share
Period	purchased	per share	repurchase program(1)	repurchase program

October 1, 2018 to
October 31, 2018	-	-	-	639,711

November 1, 2018 to
November 30, 2018	-	-	-	639,711

December 1, 2018 to
December 31, 2018	324,441	$24.75	324,441	315,270

Total	324,441	$24.75	324,441	315,270

(1)

This balance represents the number of shares that were repurchased during the fourth quarter of  2018 through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on February 27, 2014 for a five year period, under which we were authorized to repurchase up to 1,500,000 shares of our common stock.  The Program is flexible and shares are acquired from the public markets and other sources using free cash flow.  No shares are repurchased outside of the Program.

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2018	2017	2016	2015	2014
Interest Income	$99,395	$86,930	$81,154	$79,658	$78,221
Net Interest Income	92,504	82,982	77,965	76,351	74,641
Provision for Loan Losses	2,921	2,215	819	1,594	1,905
Noninterest Income(4)	51,565	51,746	53,681	54,091	52,536
Noninterest Expense	111,503	109,447	113,214	115,273	114,358
Net Income(5)	26,224	10,863	11,746	9,116	9,260

Per Common Share:
Basic Net Income	$1.54	$0.64	$0.69	$0.53	$0.53
Diluted Net Income	1.54	0.64	0.69	0.53	0.53
Cash Dividends Declared	0.32	0.24	0.17	0.13	0.09
Diluted Book Value	18.00	16.65	16.23	15.93	15.53
Diluted Tangible Book Value(2)	12.96	11.68	11.23	11.00	10.70

Performance Ratios:
Return on Average Assets	0.92%	0.39%	0.43%	0.34%	0.36%
Return on Average Equity	8.89	3.83	4.22	3.31	3.27
Net Interest Margin (FTE)	3.64	3.37	3.25	3.31	3.36
Noninterest Income as % of Operating Revenues	35.79	38.41	40.78	41.47	41.30
Efficiency Ratio	77.05	80.50	85.34	87.94	89.68

Asset Quality:
Allowance for Loan Losses	$14,210	$13,307	$13,431	$13,953	$17,539
Allowance for Loan Losses to Loans	0.80%	0.80%	0.86%	0.93%	1.22%
Nonperforming Assets	9,101	11,100	19,171	29,595	52,449
Nonperforming Assets to Assets	0.31	0.38	0.67	1.06	2.00
Nonperforming Assets to Loans plus OREO	0.51	0.67	1.21	1.94	3.55
Allowance to Nonperforming Loans	206.79	185.87	157.40	135.40	104.60
Net Charge-Offs to Average Loans	0.12	0.14	0.09	0.35	0.53

Capital Ratios:
Tier 1 Capital	16.36%	16.33%	15.51%	16.42%	16.67%
Total Capital	17.13	17.10	16.28	17.25	17.76
Common Equity Tier 1 Capital(1)	13.58	13.42	12.61	12.84	NA
Tangible Common Equity(2)	7.58	7.09	6.90	6.99	7.38
Leverage	10.89	10.47	10.23	10.65	10.99
Equity to Assets	10.23	9.80	9.67	9.81	10.37
Dividend Pay-Out	20.78	37.50	24.64	24.53	16.98

Averages for the Year:
Loans, Net of Unearned Income	$1,718,348	$1,618,583	$1,542,232	$1,474,833	$1,414,000
Earning Assets	2,561,884	2,502,231	2,432,392	2,324,854	2,237,623
Total Assets	2,857,148	2,816,096	2,752,309	2,659,317	2,564,176
Deposits	2,422,973	2,371,871	2,282,785	2,163,441	2,093,477
Shareowners’ Equity	294,864	283,404	278,335	275,144	283,079

Year-End Balances:
Loans, Net of Unearned Income	$1,781,094	$1,658,309	$1,572,175	$1,503,907	$1,442,062
Earning Assets	2,658,539	2,582,922	2,520,053	2,470,444	2,276,781
Total Assets	2,959,183	2,898,794	2,845,197	2,797,860	2,627,169
Deposits	2,531,856	2,469,877	2,412,286	2,302,849	2,146,794
Shareowners’ Equity	302,587	284,210	275,168	274,352	272,540

Other Data:
Basic Average Shares Outstanding	17,029,420	16,951,663	16,988,747	17,273,406	17,424,788
Diluted Average Shares Outstanding	17,072,329	17,012,637	17,061,186	17,318,184	17,488,020
Shareowners of Record(3)	1,312	1,389	1,489	1,559	1,589
Banking Locations(3)	59	59	60	61	63
Full-Time Equivalent Associates(3)	801	789	820	858	895

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
For 2018, includes $3.3 million, or $0.19 per diluted share, income tax benefit for 2017 plan year pension contributions made in 2018.

NON-GAAP FINANCIAL MEASURES

We present a tangible common equity ratio and a tangible book value per diluted share that, in each case, removes the effect of goodwill that resulted from merger and acquisition activity. We believe these measures are useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry.  The GAAP to non-GAAP reconciliation for selected year-to-date financial data and quarterly financial data is provided below.

Non-GAAP Reconciliation - Selected Financial Data

(Dollars in Thousands, except per share data)		2018	2017	2016	2015	2014
Shareowners' Equity (GAAP)		$302,587	$284,210	$275,168	$274,352	$272,540
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	217,776	199,399	190,357	189,541	187,729
Total Assets (GAAP)		2,959,183	2,898,794	2,845,197	2,797,860	2,627,169
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,874,372	$2,813,983	$2,760,386	$2,713,049	$2,542,358
Tangible Common Equity Ratio (non-GAAP)	A/B	7.58%	7.09%	6.90%	6.99%	7.38%
Actual Diluted Shares Outstanding (GAAP)	C	16,808,542	17,071,107	16,949,359	17,226,178	17,544,306
Tangible Book Value per Diluted Share (non-GAAP)	A/C	12.96	11.68	11.23	11.00	10.70

Non-GAAP Reconciliation - Quarterly Financial Data

(Dollars in Thousands, except per share data)		2018				2017
		Fourth	Third	Second	First	Fourth	Third	Second	First
Shareowners' Equity (GAAP)		$302,587	$298,016	$293,571	$288,360	$284,210	$285,201	$281,513	$278,059
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	217,776	213,205	208,760	203,549	199,399	200,390	196,702	193,248
Total Assets (GAAP)		2,959,183	2,819,190	2,880,278	2,924,832	2,898,794	2,790,842	2,814,843	2,895,531
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,874,372	$2,734,379	$2,795,467	$2,840,021	$2,813,983	$2,706,031	$2,730,032	$2,810,720
Tangible Common Equity Ratio (non-GAAP)	A/B	7.58%	7.80%	7.47%	7.17%	7.09%	7.41%	7.21%	6.88%
Actual Diluted Shares Outstanding (GAAP)	C	16,808,542	17,127,846	17,114,380	17,088,419	17,071,107	17,045,326	17,025,148	16,978,681
Tangible Book Value per Diluted Share (non-GAAP)	A/C	12.96	12.45	12.20	11.91	11.68	11.76	11.55	11.38

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled “Business Overview,” “Executive Overview,” “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Fourth Quarter, 2018 Financial Results,” and “Accounting Policies.”  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2018 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon County, Florida), Gainesville (Alachua County, Florida), and Macon (Bibb County, Georgia).  In 13 of 18 markets in Florida and two of four markets in Georgia, we rank within the top four banks in terms of deposit market share.  Furthermore, in the counties in which we operate, we maintain a 8.30% deposit market share in the Florida counties and 5.11% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses.  While we realize that the markets in our footprint do not provide for potential growth that the larger metropolitan markets may offer, we believe our markets do provide good growth dynamics and have historically grown in excess of the national average  The value of these markets stems from the fact they are generally stable and less competitive, secondary markets.  We strive to provide value added services to our clients by being not just their bank, but their banker.  We believe this element of our strategy distinguishes Capital City Bank from our competitors.

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

We will continue to evaluate potential acquisition opportunities in Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas.  The primary areas that we are focusing on for expansion opportunities include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  Our focus on some of these markets may change as we continue to evaluate our strategy and the economic conditions and demographics of any individual market.  We will also continue to evaluate de novo expansion opportunities in attractive new markets where acquisition opportunities are not feasible.  We may also evaluate expansion opportunities including asset management, mortgage banking, and other financial businesses that are closely aligned with the business of banking.  Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services.  Generally, these potential target institutions will range in asset size from $100 million to $500 million.

EXECUTIVE OVERVIEW

2018 again produced marked improvement in our financial performance moving us closer to our normal historical performance levels.  Record loan growth, a rising rate environment, our strong core deposit base, and tax reform were all major contributors to earnings growth.  Our net interest margin increased 27 basis points aided by our asset-sensitive balance sheet and our ability to manage our cost of funds.  Average deposit balances grew 2.1% in 2018, our fifth consecutive year of growth, and have grown approximately $351 million, or 17% since 2013.

For 2018, net income totaled $26.2 million, or $1.54 per diluted share, compared to net income of $10.9 million, or $0.64 per diluted share for 2017.  Net income for 2018 included tax benefits totaling $3.3 million, or $0.19 per diluted share related to 2017 plan year pension plan contributions made during 2018.  Net income in 2017 reflected a $4.1 million, or $0.24 per diluted share, income tax expense related to the tax reform act commonly known as Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017.

Net income for 2018 was driven by higher net interest income of $9.5 million and an $8.8 million reduction in income tax expense, partially offset by a $2.1 million increase in noninterest expense, a $0.7 million increase in the loan loss provision, and lower noninterest income of $0.2 million.

Below are summary highlights that impacted our performance for the year:

•    Continued improvement in operating leverage driven by margin expansion

-        Net interest income up $9.5 million, or 11.5%

-        Net interest margin up 27 basis points to 3.64%

-        Record average  loan growth of $100 million, or 6.2%

•    Average deposit growth of 2% (fifth consecutive year of growth)

•    Continued reduction in classified assets of 28%

•    Tangible capital ratio of 7.58%

•    Tangible book value per share growth of 11%

•    Repurchased 324,000 shares of common stock

•    Dividend growth of 33%

In 2018, we realized record loan growth driven by continued improvement in economic and business conditions in our markets.  We again realized meaningful re-composition in our earning asset mix which drove strong growth in net interest income, up 11% over 2017 and our net interest margin which was up 27 basis points to 3.64%.

For 2018, noninterest income declined $0.2 million, or 0.3%, however we made great strides toward stabilizing the downward trend in our noninterest income driven by lower deposit fees, specifically lower utilization of our overdraft service, and the discontinuance of our data processing business in 2016 and 2017.  Several initiatives came to fruition in 2018 including the introduction of a new fee based checking account line-up in mid-2018 and improved utilization of our debit card product which drove improvement in service charges and interchange fees, respectively.  Higher wealth management fees also contributed and reflected growth in assets under management.  We continue to evaluate opportunities to enhance noninterest income, including leveraging our working capital finance platform to all of our markets, a supply chain finance service, and government guaranteed small business lending.

Noninterest expense increased $2.1 million, or 1.9%, over 2017 primarily attributable to higher compensation expense of $1.6 million and occupancy expense of $0.7 million, partially offset by a $0.2 million decline in other expense.  The primary drivers of the increase were higher performance based compensation reflective of our improved financial performance and professional fees related to a system conversion and profit enhancement projects that were complete at year-end.

Overall asset quality continued to improve in 2018 as nonperforming and classified asset levels declined by 18% and 28%, respectively.  Our ratio of nonperforming assets to total assets was 0.31% at December 31, 2018 compared to 0.38% at December 31, 2017.  Loan losses remained low in 2018 at 12 basis points of average loans.

We continue to focus on and implement strategic initiatives that enhance long-term shareowner value and believe we are well positioned to continue improving our operating leverage and returning to our historical norm of profitability.

Key components of our 2018 financial performance are summarized below:

Results of Operations

•          For 2018, tax-equivalent net interest income increased $9.0 million, or 10.6%, to $93.2 million driven by higher interest rates and a favorable shift in the earning asset mix. Higher rates were earned on overnight funds, investment securities and loans, partially offset by a higher cost on our negotiated rate deposits.  Our net interest margin of 3.64% in 2018 increased 27 basis points over 2017 and reflected a 39 basis point increase in the earning asset yield that was partially offset by a 12 basis point increase in the cost of funds.

•          For 2018, our loan loss provision was $2.9 million compared to $2.2 million for 2017 with the increase driven by growth in the loan portfolio.  At December 31, 2018, our allowance for loan losses of $14.2 million represented 0.80% of outstanding loans (net of overdrafts) and provided coverage of 207% of nonperforming loans compared to 0.80% and 186%, respectively, at December 31, 2017.

•          For 2018, noninterest income totaled $51.6 million, a $0.2 million, or 0.3%, decrease from 2017, and reflected lower mortgage banking fees of $1.0 million, partially offset by higher other income of $0.4 million and wealth management fees of $0.4 million.  The lower level of mortgage banking fees reflected a lower level of loans sold in secondary market as adjustable rate loan production has picked up momentum and is being retained in our loan portfolio instead of sold on the secondary market.  Total residential loan production (secondary market sales and portfolio) during 2018 was comparable to 2017.

•          For 2018, noninterest expense totaled $111.5 million, an increase of $2.1 million, or 1.9%, over 2017 attributable to higher compensation expense of $1.6 million and occupancy expense of $0.7 million, partially offset by lower other expense of $0.2 million.

Financial Condition

•          Average assets totaled approximately $2.857 billion for 2018, an increase of $41.1 million, or 1.5%, over 2017.  Average earning assets were approximately $2.562 billion for 2018, an increase of $59.7 million, or 2.4% over 2017.  Year-over-year, average overnight funds decreased $54.6 million, while investment securities increased $14.5 million and average gross loans were higher by $99.8 million.

•          Average gross loans totaled $1.718 billion in 2018, an increase of $99.8 million, or 6.2%, over 2017.  Loans as a percentage of average earning assets increased to 67.1% in 2018 compared to 64.7% in 2017.  We realized growth in all loan categories except home equity loans.  A portion of the increase in 2018 was due to strategic loan pool purchases of approximately $26.1 million in adjustable residential real estate loans and fixed and adjustable rate commercial real estate loans.

•          Average total deposits for 2018 were $2.423 billion, an increase of $51.1 million, or 2.2%, over 2017.  The increase occurred in noninterest bearing and savings accounts, partially offset by the declines in the remaining product types.  2018 was the fifth consecutive year that we have realized growth in our average deposit balances.

•          At December 31, 2018, our nonperforming assets (nonaccrual loans and OREO) totaled $9.1 million, a decrease of $2.0 million, or 18.0% from December 31, 2017.  Nonaccrual loans totaled $6.9 million at December 31, 2018, a $0.3 million decrease from December 31, 2017.  The balance of OREO totaled $2.2 million at December 31, 2018, a decrease of $1.7 million from December 31, 2017.  Nonperforming assets represented 0.31% of total assets at December 31, 2018 compared to 0.38% at December 31, 2017.

•          At December 31, 2018, our allowance for loan losses of $14.2 million represented 0.80% of outstanding loans (net of overdrafts) and provided coverage of 207% of nonperforming loans compared to 0.80% and 186%, respectively, at December 31, 2017.  For 2018, our net loan charge-offs totaled $2.0 million, or 0.12%, of average loans, compared to $2.3 million, or 0.14%, for 2017.

•          Shareowners’ equity increased by $18.4 million from $284.2 million at December 31, 2017 to $302.6 million at December 31, 2018.  We continue to maintain a strong capital base as evidenced by a risk-based capital ratio of 17.13% and tangible common equity ratio of 7.58% at December 31, 2018 compared to 17.10% and 7.09%, respectively, at December 31, 2017.  At December 31, 2018, all of our regulatory capital ratios significantly exceeded the threshold to be well-capitalized.

RESULTS OF OPERATIONS

For 2018, we realized net income of $26.2 million, or $1.54 per diluted share, compared to net income of $10.9 million, or $0.64 per diluted share for 2017, and $11.7 million, or $0.69 per diluted share in 2016.

The increase in net income for 2018 was attributable to a $9.5 million increase in net interest income and an $8.8 million reduction in income tax expense, partially offset by a $2.1 million increase in noninterest expense, a $0.7 million increase in the loan loss provision, and lower noninterest income of $0.2 million.  Income tax expense for 2018 reflected the favorable impact of the Tax Act, including a lower federal corporate tax rate and one-time discrete tax benefits totaling $3.3 million, or $0.19 per diluted share related to 2017 plan year pension contributions made during 2018.

The decrease in net income for 2017 reflected higher income tax expense of $6.3 million, primarily due to discrete tax expense of $4.1 million related to the Tax Act, a $1.9 million decrease in noninterest income, and a $1.4 million increase in the loan loss provision, partially offset by higher net interest income of $5.0 million and a $3.8 million reduction in noninterest expense.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands, Except Per Share Data)	2018	2017	2016
Interest Income	$99,395	$86,930	$81,154
Taxable Equivalent Adjustments	654	1,226	1,011
Total Interest Income (FTE)	100,049	88,156	82,165
Interest Expense	6,891	3,948	3,189
Net Interest Income (FTE)	93,158	84,208	78,976
Provision for Loan Losses	2,921	2,215	819
Taxable Equivalent Adjustments	654	1,226	1,011
Net Interest Income After Provision for Loan Losses	89,583	80,767	77,146
Noninterest Income	51,565	51,746	53,681
Noninterest Expense	111,503	109,447	113,214
Income Before Income Taxes	29,645	23,066	17,613
Income Tax Expense	3,421	12,203	5,867
Net Income	$26,224	$10,863	$11,746

Basic Net Income Per Share	$1.54	$0.64	$0.69
Diluted Net Income Per Share	$1.54	$0.64	$0.69

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

In 2018, our taxable equivalent net interest income increased $9.0 million, or 10.6%. This follows increases of $5.2 million, or 6.6% and $2.0 million, or 2.6%, in 2017 and 2016, respectively. The year-over-year increases generally resulted from growth in our loan and investment portfolios. In 2017 and 2018, the increase also reflected favorable repricing of our adjustable and variable rate earning assets, partially offset by an increase in our negotiated rate deposits.

For 2018, taxable equivalent interest income increased $11.9 million, or 13.5%, over 2017.  In 2017, taxable equivalent interest income increased $6.0 million, or 7.3%, over 2016.  The increases in both comparisons were primarily due to higher balances in the loan and investment portfolios coupled with higher rates.

Interest expense increased $2.9 million, or 74.5%, from 2017 to 2018, and increased $0.8 million, or 23.8%, from 2016 to 2017. The increase over both prior periods primarily reflected increases to our negotiated rate deposits which are tied to an adjustable rate index. Our cost of funds increased 11 basis points to 27 basis points in 2018 compared to 2017 and increased three basis points over 2016 to 16 basis points in 2017. The increased cost of funds over both prior periods was primarily due to higher interest rates paid on our negotiated rate products due to the recent rising interest rate environment.

Our interest rate spread (defined as the taxable-equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 18 basis points in 2018 compared to 2017 and increased nine basis points in 2017 compared to 2016. Our net interest margin (defined as taxable-equivalent interest income less interest expense divided by average earning assets) of 3.64% in 2018 was a 27 basis point increase over 2017. The net interest margin of 3.37% in 2017 was a 12 basis point increase over 2016.  The increase in interest rate spread and net interest margin over both prior year periods is attributable to rising rates and an improving mix of earning assets driven by loan growth.

The Federal Open Market Committee (FOMC) increased the federal funds target rate four times in 2018 to end the year with a target rate in the range of 2.25%-2.50%, which followed three rate increases in 2017. These rate increases have positively affected our net interest income due to favorable repricing of our variable and adjustable rate earning assets, and our asset sensitive balance sheet.  Although these rate increases resulted in higher rates paid on our negotiated rate deposit products, we continue to monitor and manage our overall cost of funds. Despite highly competitive loan pricing across most markets, the yield of the overall loan portfolio has increased year-over-year.

We continue to review and implement various loan strategies that align with our overall risk appetite to enhance our performance.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.

Table 2
AVERAGE BALANCES AND INTEREST RATES

	2018			2017			2016
(Taxable Equivalent Basis - Dollars in Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,718,348	$84,550	4.92%	$1,618,583	$76,385	4.72%	$1,542,232	$73,417	4.76%
Taxable Investment Securities	641,120	12,083	1.88	595,790	8,095	1.36	586,284	6,317	1.08
Tax-Exempt Investment Securities(2)	67,037	1,006	1.50	97,867	1,610	1.65	91,059	1,327	1.46
Funds Sold	135,379	2,410	1.78	189,991	2,066	1.09	212,817	1,104	0.52
Total Earning Assets	2,561,884	100,049	3.91%	2,502,231	88,156	3.52%	2,432,392	82,165	3.38%
Cash & Due From Banks	51,222			51,091			47,447
Allowance for Loan Losses	(13,993)			(13,541)			(14,080)
Other Assets	258,035			276,315			286,550
TOTAL ASSETS	$2,857,148			$2,816,096			$2,752,309

LIABILITIES
NOW Accounts	$781,026	$3,152	0.40%	$805,861	$1,094	0.14%	$779,764	$292	0.04%
Money Market Accounts	251,175	675	0.27	258,304	252	0.10	256,265	120	0.05
Savings Accounts	351,341	172	0.05	323,928	159	0.05	292,326	144	0.05
Time Deposits	131,860	244	0.18	151,301	284	0.19	168,741	323	0.19
Total Interest Bearing Deposits	1,515,402	4,243	0.29%	1,539,394	1,789	0.12%	1,497,096	879	0.06%
Short-Term Borrowings	10,992	110	0.99	9,927	82	0.82	36,762	148	0.40
Subordinated Notes Payable	52,887	2,167	4.04	52,887	1,634	3.05	55,729	1,434	2.53
Other Long-Term Borrowings	12,387	371	3.00	15,174	443	2.92	23,880	728	3.05
Total Interest Bearing Liabilities	1,591,668	6,891	0.45%	1,617,382	3,948	0.25%	1,613,467	3,189	0.20%
Noninterest Bearing Deposits	907,571			832,477			785,689
Other Liabilities	63,045			82,833			74,818
TOTAL LIABILITIES	2,562,284			2,532,692			2,473,974

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	294,864			283,404			278,335

TOTAL LIABILITIES & EQUITY	$2,857,148			$2,816,096			$2,752,309

Interest Rate Spread			3.46%			3.27%			3.18%
Net Interest Income		$93,158			$84,208			$78,976
Net Interest Margin(3)			3.64%			3.37%			3.25%

(1) Average balances include nonaccrual loans. Interest income includes loan fees of $1.0 million for 2018, $0.7 million for 2017, and $0.8 million for 2016.
(2) Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate for 2018 and a 35% tax rate for 2017 and 2016.
(3) Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)

	2018 vs. 2017			2017 vs. 2016
(Taxable Equivalent Basis - Dollars in Thousands)	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
	Total	Volume	Rate	Total	Calendar(3)	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$8,165	$4,708	$3,457	$2,968	$(201)	$3,836	$(667)
Investment Securities:
Taxable	3,988	616	3,372	1,778	(14)	119	1,673
Tax-Exempt(2)	(604)	(507)	(97)	283	(3)	103	183
Funds Sold	344	(594)	938	962	(2)	(115)	1,079
Total	11,893	4,223	7,670	5,991	(220)	3,943	2,268

Interest Bearing Liabilities:
NOW Accounts	2,058	(34)	2,092	802	(1)	11	792
Money Market Accounts	423	(7)	430	132	-	1	131
Savings Accounts	13	13	-	15	-	16	(1)
Time Deposits	(40)	(36)	(4)	(39)	(1)	(32)	(6)
Short-Term Borrowings	28	9	19	(66)	-	(108)	42
Subordinated Notes Payable	533	-	533	200	(4)	(69)	273
Other Long-Term Borrowings	(72)	(81)	9	(285)	(3)	(262)	(20)
Total	2,943	(136)	3,079	759	(9)	(443)	1,211

Changes in Net Interest Income	$8,950	$4,359	$4,591	$5,232	$(211)	$4,386	$1,057

(1)	This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for interest earning assets and interest-bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate to adjust interest for 2018 and a 35% tax rate for 2017 to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3)	Reflects change due to one extra calendar day in 2016.

Provision for Loan Losses

Our provision for loan loss was $2.9 million for 2018 compared to $2.2 million for 2017 and $0.8 million in 2016.  The increase in 2018 was driven by growth of our loan portfolio.  The increase in 2017 reflected higher net loan charge-offs and growth of our loan portfolio.  We discuss these trends in further detail below under Risk Element Assets and Allowance for Loan Losses.

Noninterest Income

For 2018, noninterest income totaled $51.6 million, a $0.2 million, or 0.3%, decrease from 2017, and reflected lower mortgage banking fees of $1.0 million, partially offset by higher other income of $0.4 million and wealth management fees of $0.4 million.  The lower level of mortgage banking fees was due to a reduction in the volume of loans sold in secondary market as adjustable rate loan production picked up momentum and is being retained in our loan portfolio instead of sold on the secondary market.  Total residential loan production (secondary market sales and portfolio) during 2018 was comparable to 2017.  The increase in other income reflected higher signing bonus income from processing contracts and miscellaneous income.  The increase in wealth management fees was attributable to higher trust fees and reflected growth in assets under management.

For 2017, noninterest income totaled $51.7 million, a decrease of $1.9 million, or 3.6%, from 2016 attributable to lower other income of $2.7 million and deposit fees of $1.0 million, partially offset by higher wealth management fees of $1.2 million and mortgage banking fees of $0.6 million.  The decrease in other income was attributable to a $2.5 million gain from the partial retirement of our trust preferred securities in the second quarter of 2016.  Lower fees related to data processing services provided to third parties also contributed to the decrease and reflected the discontinuance of this line of business over the past two years with our last client discontinuing service in the fourth quarter of 2017.  The reduction in deposit fees reflected lower utilization of our overdraft service product.  Growth in assets under management as well as improved sales efforts have resulted in strong growth in wealth management fees.  Strong home sales in our markets and a growing market share of residential loan production drove the improvement in mortgage banking fees.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 35.79% in 2018, 38.41% in 2017, and 40.78% in 2016.  The decline in this metric over the last three years was attributable to growth in net interest income as a component of operating revenues.

The table below reflects the major components of noninterest income.

(Dollars in Thousands)	2018	2017	2016
Deposit Fees	$20,093	$20,335	$21,332
Bank Card Fees	11,378	11,191	11,221
Wealth Management Fees	8,711	8,284	7,029
Mortgage Banking Fees	4,735	5,754	5,192
Other	6,648	6,182	8,907
Total Noninterest Income	$51,565	$51,746	$53,681

Various significant components of noninterest income are discussed in more detail below.

Deposit Fees.  For 2018, deposit fees (service charge fees, insufficient fund/overdraft fees (“NSF/OD”), and business account analysis fees) totaled $20.1 million compared to $20.3 million in 2017 and $21.3 million in 2016.  The $0.2 million, or 1.2%, decrease in 2018 reflected lower NSF/OD fees that were significantly offset by higher service charge fees.  In mid-2018, we introduced a new fee-based checking account line-up which has enhanced our service charge fees and stabilized our total deposit fee revenues.  The decrease in 2017 was due to a lower level of NSF/OD fees attributable to a reduction in the number of accounts using our overdraft protection service and lower utilization by existing users reflecting improved financial management by our clients.

Bank Card Fees.  Bank card fees totaled $11.4 million in 2018 compared to $11.2 million in 2017 and 2016.  We have implemented initiatives over the past three years aimed at stabilizing our bank card fee revenues and in 2018 realized growth.  The aforementioned new checking account line-up introduced in mid-2018 will continue to have a favorable impact on this fee source as well as strategies aimed at acquiring new deposit relationships.

Wealth Management Fees.  Wealth management fees including both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $8.7 million in 2018 compared to $8.3 million in 2017 and $7.0 million in 2016.  The growth in fees for both 2018 and 2017 was attributable to growth in assets under management.  At December 31, 2018, total assets under management were approximately $1.500 billion compared to $1.418 billion at December 31, 2017 and $1.192 billion at December 31, 2016.

Mortgage Banking Fees.  Mortgage banking fees totaled $4.7 million in 2018 compared to $5.8 million in 2017 and $5.2 million in 2016.  The decrease in 2018 was attributable to a reduction in the volume of loans sold in secondary market as adjustable rate loan production has picked up momentum and is being retained in our loan portfolio instead of sold on the secondary market.  Total residential loan production (secondary market sales and portfolio) during 2018 was comparable to 2017.  The increase in 2017 reflected strong home sales in our markets and a growing market share of residential loan production.  Refinancing activity represented 11% of our loan production in 2018 and 2017compared to 20% for 2016.  Market conditions, housing activity, the level of interest rates and the mix of our fixed-rate and variable rate production have significant impacts on our mortgage banking fees.

Other.  Other noninterest income totaled $6.6 million in 2018 compared to $6.2 million in 2017 and $8.9 million in 2016.  The $0.4 million, or 7.5%, increase over 2017 reflected higher signing bonus income from processing contracts that have been renegotiated and miscellaneous income.  The decrease in 2017 was attributable to a $2.5 million gain from the partial retirement of our trust preferred securities in the second quarter of 2016.  Lower fees related to data processing services provided to third parties also contributed to the decrease and reflected the discontinuance of this line of business over the two year period (2016-2017) with our last client discontinuing service in the fourth quarter of 2017.

Noninterest Expense

For 2018, noninterest expense totaled $111.5 million, an increase of $2.1 million, or 1.9%, over 2017 attributable to higher compensation expense of $1.6 million and occupancy expense of $0.7 million, partially offset by lower other expense of $0.2 million.  Higher salary expense, primarily cash incentives, drove the increase in compensation expense.  Occupancy expense increased due to higher equipment/software maintenance agreement expense and to a lesser extent an increase in building maintenance costs (partly related to Hurricane Michael).  The decrease in other expense was primarily attributable to lower OREO expense of $1.6 million, partially offset by higher professional fees of $1.3 million.  Higher net gains from property sales drove the improvement in OREO expense.  The increase in professional fees reflected costs associated with several consulting projects, including both profit enhancements projects and the upgrading of ancillary systems, all of which were complete at the end of the third quarter of 2018.

For 2017, noninterest expense totaled $109.4 million, a decrease of $3.8 million, or 3.3%, from 2016 attributable to lower other expense of $2.9 million (primarily OREO, legal, and FDIC insurance), occupancy expense of $0.5 million, and compensation expense of $0.4 million.  All OREO expense categories (gain/loss on sale, carrying costs, and valuation adjustments) declined as we continued efforts to liquidate our remaining properties.  Legal and FDIC insurance expense declined as expected as these categories return closer to our historical norm, post-recession.  The decrease in occupancy expense reflected our continuing efforts to optimize our banking office structure and operational processes.  The decrease in compensation expense reflected lower salary expense of $1.2 million, partially offset by higher associate benefit expense of $0.8 million.

Our operating efficiency ratio (expressed as noninterest expense as a percent of taxable equivalent net interest income plus noninterest income) was 77.05%, 80.50% and 85.34% in 2018, 2017 and 2016, respectively.  Improved operating leverage primarily attributable to growth in net interest income has driven the improvement for all respective years.

Expense management is an important part of our culture and strategic focus.  We will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

(Dollars in Thousands)	2018	2017	2016
Salaries	$48,087	$46,421	$47,610
Associate Benefits	15,834	15,892	15,124
Total Compensation	63,921	62,313	62,734

Premises	8,913	8,790	9,047
Equipment	9,590	9,047	9,249
Total Occupancy	18,503	17,837	18,296

Legal Fees	2,055	1,933	2,311
Professional Fees	5,003	3,689	3,424
Processing Services	5,978	6,253	6,471
Advertising	1,611	1,731	1,702
Travel and Entertainment	974	868	889
Printing and Supplies	642	631	710
Telephone	2,224	2,405	2,296
Postage	703	764	891
Insurance – Other	1,625	1,626	2,060
Other Real Estate, Net	(442)	1,135	3,649
Miscellaneous	8,706	8,262	7,781
Total Other Expense	29,079	29,297	32,184

Total Noninterest Expense	$111,503	$109,447	$113,214

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $63.9 million in 2018, $62.3 million in 2017, and $62.7 million in 2016.  For 2018, the $1.6 million, or 2.6%, increase over 2017 reflected higher salary expense of $1.7 million, partially offset by lower associate benefit expense of $0.1 million. A higher level of cash incentives which reflected improved financial performance drove a significant portion of the increase in salary expense.  Slightly higher base salaries and contractual employment also contributed to the increase, but to a lesser extent.

For 2017, the $0.4 million, or 0.7%, decrease from 2016 reflected lower salary expense of $1.2 million, partially offset by higher associate benefit expense of $0.8 million.  Continued headcount attrition drove the decline in salary expense and the increase in associate benefit expense reflected higher pension plan expense attributable to utilization of a lower discount rate for plan liabilities and to a lesser extent higher associate insurance expense and stock compensation expense.

Occupancy.  Occupancy expense (including premises and equipment) totaled $18.5 million for 2018, $17.8 million for 2017, and $18.3 million for 2016.  For 2018, the $0.7 million, or 3.7%, increase over 2017 was attributable to higher equipment/software maintenance agreement expense and to a lesser extent an increase in building maintenance costs (partly related to Hurricane Michael).  For 2017, the $0.5 million, or 2.5%, decrease from 2016 generally reflected our continuing efforts to optimize our banking office structure and operational processes.

Other.  Other noninterest expense totaled $29.1 million in 2018, $29.3 million in 2017, and $32.2 million in 2016.  For 2018, the $0.2 million, or 0.7%, decrease primarily reflected lower OREO expense of $1.6 million, partially offset by higher professional fees of $1.3 million.  A higher level of net gains (higher gains of $1.2 million and lower losses of $0.2 million) from the sale of properties drove the reduction in OREO expense.  During 2018, we sold a banking office in our Tallahassee market which resulted in a $2.0 million gain.  The increase in professional fees reflected costs associated with several consulting projects, including both profit enhancements projects and the upgrading of ancillary systems, all of which were essentially complete at the end of the third quarter of 2018.

For 2017, the $2.9 million, or 9.0%, decrease was primarily attributable to lower OREO expense of $2.5 million, FDIC insurance fees of $0.4 million, and legal fees of $0.4 million.  Lower valuation adjustments of $1.0 million, and net gains from the sale of properties of $1.4 million (higher gains of $0.6 million and lower losses of $0.8 million) drove the reduction in OREO expense.  The reduction in FDIC insurance fees reflected a reduction in our premium.  Legal expense declined due to a lower level of support needed for problem loan resolutions.

Income Taxes

For 2018, we realized income tax expense of $3.4 million (12% effective rate) compared to $12.2 million (53% effective rate) for 2017 and $5.9 million (33% effective rate) for 2016.  On December 22, 2017, the Tax Act was signed into law.  Among other things, the Tax Act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled.  We recorded an adjustment in the amount of $4.1 million in the fourth quarter of 2017 for the re-measurement of our deferred tax inventory.  Income tax expense for 2017 also included a $0.3 million write-off of a deferred tax asset related to a cancelled stock award as well as income tax benefits of $0.2 million related to stock-based compensation awards.  During 2018, income tax expense included four discrete tax benefit items totaling $3.6 million resulting from the effect of the Tax Act.  Three discrete items totaling $3.3 million related to pension plan contributions made in 2018 for the plan year 2017.  In addition, we realized a discrete tax item for $0.3 million related to a tax accounting method change, for a cost segregation and depreciation analysis for various properties we own which was filed with the extended 2017 tax return.  Excluding discrete items, our effective tax rate was 24% for 2018 and 36% for 2017.  Absent future discrete events, we anticipate that our effective tax will approximate 24%.

FINANCIAL CONDITION

Average assets totaled approximately $2.857 billion for 2018, an increase of $41.1 million, or 1.5%, over 2017.  Average earning assets were approximately $2.562 billion for 2018, an increase of $59.7 million, or 2.4% over 2017.  Year-over-year, average overnight funds decreased $54.6 million, while investment securities increased $14.5 million and average loans were higher by $99.8 million.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our interest earning assets over the last three years.

Loans

In 2018, average loans increased $99.8 million, or 6.2%, compared to an increase of $76.4 million, or 5.0%, in 2017.  Loans as a percentage of average earning assets increased to 67.1% in 2018 compared to 64.7% in 2017 and 63.4% in 2016. Year-over-year average balances in the loan portfolio experienced increases in all loan categories except home equity loans.  Over the course of 2018, we purchased both adjustable rate residential loans and fixed and adjustable rate commercial real estate loan pools totaling $26.1 million based on principal balances at the time of purchase.

We continue to make minor modifications on some of our lending programs to try and mitigate the impact that consumer and business deleveraging has had on our portfolio.  These programs, coupled with economic improvements in our anchor markets and loan purchases, have helped to increase overall loan growth.

We originate mortgage loans secured by 1-4 family residential properties through our Residential Real Estate line of business, a majority of which are fixed-rate loans that are sold into the secondary market to third party purchasers on a best efforts delivery basis with servicing released.  A majority of our adjustable rate loans are retained in our loan portfolio.

Table 4
SOURCES OF EARNING ASSET GROWTH

	2017 to	Percentage	Components of
	2018	Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2018	2017	2016
Loans:
Commercial, Financial, and Agricultural	$1,729	2.9%	8.7%	8.8%	8.5%
Real Estate – Construction	19,438	32.6	3.3	2.6	2.1
Real Estate – Commercial Mortgage	52,978	88.7	22.1	20.5	20.3
Real Estate – Residential	19,814	33.2	13.2	12.7	12.5
Real Estate – Home Equity	(11,225)	(18.8)	8.5	9.2	9.6
Consumer	17,031	28.6	11.3	10.9	10.4
Total Loans	$99,765	167.2%	67.1%	64.7%	63.4%

Investment Securities:
Taxable	$45,330	76.0%	25.0%	23.8%	24.1%
Tax-Exempt	(30,830)	(51.7)	2.6	3.9	3.8
Total Securities	14,500	24.3	27.6	27.7	27.9

Funds Sold	(54,612)	(91.5)	5.3	7.6	8.7

Total Earning Assets	$59,653	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio increased to 70.9% in 2018 from 67.1% in 2017.  The higher loan-to-deposit ratio reflects stronger growth in our average loan balances relative to the growth in average deposit balances.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5.  Table 6 arrays our total loan portfolio as of December 31, 2018, by maturity period.  As a percentage of the total portfolio, loans with fixed interest rates represented 38.6% as of December 31, 2018, compared to 37.2% on December 31, 2017. The higher ratio was primarily due to increases in fixed rate commercial mortgage and residential loans and, to a lesser extent, a decline in variable rate home equity lines of credit.

Table 5
LOANS BY CATEGORY

(Dollars in Thousands)	2018	2017	2016	2015	2014
Commercial, Financial and Agricultural	$233,689	$218,166	$216,404	$179,816	$136,925
Real Estate – Construction	89,527	77,966	59,147	47,402	43,472
Real Estate – Commercial Mortgage	602,061	535,707	503,978	499,813	510,120
Real Estate – Residential(1)	349,084	316,723	291,691	301,299	304,781
Real Estate – Home Equity	210,111	229,513	236,512	233,901	229,572
Consumer	296,622	280,234	264,443	241,676	217,192
Total Loans, Net of Unearned Income	$1,781,094	$1,658,309	$1,572,175	$1,503,907	$1,442,062

(1) Includes loans held for sale

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$56,382	$139,281	$38,026	$233,689
Real Estate – Construction	52,388	6,725	30,414	89,527
Real Estate – Commercial Mortgage	46,032	92,132	463,897	602,061
Real Estate – Residential	20,094	26,410	302,580	349,084
Real Estate – Home Equity	2,903	47,304	159,904	210,111
Consumer(1)	12,435	260,317	23,870	296,622
Total	$190,234	$572,169	$1,018,691	$1,781,094

Loans with Fixed Rates	$87,575	$447,213	$153,475	$688,263
Loans with Floating or Adjustable Rates	102,659	124,956	865,216	1,092,831
Total	$190,234	$572,169	$1,018,691	$1,781,094

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

Nonperforming assets (nonaccrual loans and OREO) totaled $9.1 million at December 31, 2018 compared to $11.1 million at December 31, 2017.  Nonaccrual loans totaled $6.9 million at December 31, 2018, a $0.3 million decrease from December 31, 2017.  Nonaccrual loan additions totaled $12.2 million for 2018 compared to $14.1 million for 2017.  The balance of OREO totaled $2.2 million at December 31, 2018, a decrease of $1.7 million December 31, 2017.  For 2018, we disposed of properties totaling $2.8 million compared to $7.5 million in 2017.  Nonperforming assets represented 0.31% of total assets at December 31, 2018 compared to 0.38% at December 31, 2017.

Table 7
RISK ELEMENT ASSETS

(Dollars in Thousands)	2018	2017	2016	2015	2014
Nonaccruing Loans:
Commercial, Financial and Agricultural	$267	$629	$468	$96	$507
Real Estate – Construction	722	298	311	97	424
Real Estate – Commercial Mortgage	2,860	2,370	3,410	4,191	5,806
Real Estate – Residential	2,119	1,938	2,330	4,739	6,737
Real Estate – Home Equity	584	1,748	1,774	1,017	2,544
Consumer	320	176	240	165	751
Total Nonperforming Loans (“NPLs”)(1)	$6,872	$7,159	$8,533	$10,305	$16,769
Other Real Estate Owned	2,229	3,941	10,638	19,290	35,680
Total Nonperforming Assets (“NPAs”)	$9,101	$11,100	$19,171	$29,595	$52,449
Past Due Loans 30 – 89 Days	$4,757	$4,543	$6,438	$5,775	$6,792
Past Due Loans 90 Days or More (accruing)	-	36	-	-	-
Performing Troubled Debt Restructurings	$22,084	$32,164	$38,233	$35,634	$44,409

Nonperforming Loans/Loans	0.39%	0.43%	0.54%	0.69%	1.16%
Nonperforming Assets/Total Assets	0.31	0.38	0.67	1.06	2.00
Nonperforming Assets/Loans Plus OREO	0.51	0.67	1.21	1.94	3.55
Allowance/Nonperforming Loans	206.79%	185.87%	157.40%	135.40%	104.60%

(1) Nonaccrual TDRs totaling $2.6 million, $2.3 million, and $1.7 million are included in NPLs for December 31, 2018,
December 31, 2017 and December 31, 2016, respectively.

Table 8
NONPERFORMING ASSET ACTIVITY

(Dollars in Thousands)	2018	2017
NPA Beginning Balance:	$11,100	$19,171
Change in Nonaccrual Loans:
Beginning Balance	7,159	8,533
Additions	12,229	14,122
Charge-Offs	(2,649)	(2,912)
Transferred to OREO	(1,452)	(1,402)
Paid Off/Payments	(3,400)	(4,440)
Restored to Accrual	(5,015)	(6,742)
Ending Balance	6,872	7,159

Change in OREO:
Beginning Balance	3,941	10,638
Additions(1)	2,140	2,384
Valuation Write-downs	(1,046)	(1,318)
Sales	(2,793)	(7,496)
Other	(13)	(267)
Ending Balance	2,229	3,941

NPA Net Change	(1,999)	(8,071)
NPA Ending Balance	$9,101	$11,100

(1) The difference in OREO additions and nonaccrual loans transferred to OREO represents loans migrating to OREO status that were not in a nonaccrual status in prior period.

Nonaccrual Loans.  Nonaccrual loans totaled $6.9 million at December 31, 2018, a decrease of $0.3 million from December 31, 2017.  Gross additions to nonaccrual status during 2018 totaled $12.2 million compared to $14.1 million in 2017.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or management deems the collectability of the principal and interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.  If interest on our loans classified as nonaccrual during 2018 had been recognized on a fully accruing basis, we would have recorded an additional $0.4 million of interest income for the year ended December 31, 2018.

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

OREO totaled $2.2 million at December 31, 2018 versus $3.9 million at December 31, 2017.  During 2018, we added properties totaling $2.1 million, sold properties totaling $2.8 million, and recorded valuation adjustments totaling $1.0 million.  For 2017, we added properties totaling $2.4 million, sold properties totaling $7.5 million, recorded valuation adjustments totaling $1.3 million, and miscellaneous adjustments totaling $0.3 million.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2018	2017
Lots/Land	$1,030	$2,435
Residential 1-4	655	187
Commercial Building	64	450
Other	480	869
Total OREO	$2,229	$3,941

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

Loans classified as TDRs at December 31, 2018 totaled $24.7 million compared to $34.5 million at December 31, 2017.  Accruing TDRs made up approximately $22.1 million, or 89%, of our TDR portfolio at December 31, 2018 of which $0.5 million was over 30 days past due.  The weighted average rate for the loans within the accruing TDR portfolio was 5.5%.  During 2018, we modified 6 loan contracts totaling approximately $0.7 million.  Our TDR default rate (default balance as a percentage of average TDRs) in 2017 and 2018 was 7% and 4%, respectively.

The composition of our TDR portfolio as of December 31 is provided in the table below.

	2018		2017
(Dollars in Thousands)	Accruing	Nonaccruing(1)	Accruing	Nonaccruing(1)
Commercial, Financial and Agricultural	$873	$-	$822	$-
Real Estate – Construction	59	-	64	-
Real Estate – Commercial Mortgage	9,910	1,239	17,058	1,636
Real Estate – Residential	9,234	1,222	11,666	503
Real Estate – Home Equity	1,920	179	2,441	186
Consumer	88	-	113	-
Total TDRs	$22,084	$2,640	$32,164	$2,325

(1) Nonaccruing TDRs are included in NPL totals and NPA/NPL ratio calculations.

Activity within our TDR portfolio is provided in the table below.

(Dollars in Thousands)	2018	2017
TDR Beginning Balance:	$34,489	$39,976
Additions	676	643
Charge-Offs	(555)	(529)
Paid Off/Payments	(7,327)	(5,476)
Removal Due to Change in TDR Status	(2,451)	-
Transferred to OREO	(108)	(125)
TDR Ending Balance	$24,724	$34,489

Past Due Loans.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due.  Past due loans at December 31, 2018 totaled $4.8 million compared to $4.6 million at December 31, 2017.

Potential Problem Loans.  Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms.  At December 31, 2018, we had $4.0 million in loans of this type which were not included in either of the nonaccrual, TDR or 90 day past due loan categories compared to $1.9 million at December 31, 2017.  Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations.  Loan concentrations exist when there are amounts loaned to multiple borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans.  Due to the lack of diversified industry within our markets and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of our loan portfolio has historically been secured with real estate, approximately 70% at December 31, 2018 and December 31, 2017.  The primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At December 31, 2018, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 33.9% and 33.1%, respectively, of the total loan portfolio.

The following table summarizes our real estate loan portfolio as segregated by the type of property.  Property type concentrations are stated as a percentage of December 31st total real estate loans.

	2018		2017
	Investor Real Estate	Owner Occupied Real Estate	Investor Real Estate	Owner Occupied Real Estate
Vacant Land, Construction, and Land Development	11.0%	-	11.2%	-
Improved Property	26.0	63.0%	23.6	65.2%
Total Real Estate Loans	37.0%	63.0%	34.8%	65.2%

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-collection than certain segments of the investor category.  Approximately 59% of the land/construction category was secured by residential real estate at December 31, 2018.

Allowance for Loan Losses

We believe that we maintain our allowance for loan losses at a level sufficient to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date.  Credit losses arise from the borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk, and economic risk.  We consider all of these risks of lending when assessing the adequacy of our allowance.  The allowance for loan losses is established through a provision charged to expense.  Loans are charged-off against the allowance when losses are probable and reasonably quantifiable.  Our allowance for loan losses is based on management's judgment of overall credit quality, which is a significant estimate based on a detailed analysis of the loan portfolio.  Our allowance can and will change based on revisions to our assessment of our loan portfolio's overall credit quality and other risk factors both internal and external to us.

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

For 2018, our net loan charge-offs totaled $2.0 million, or 0.12%, of average loans, compared to $2.3 million, or 0.14%, for 2017, and $1.3 million, or 0.09%, for 2016.  The slight decrease in 2018 reflected a higher level of loan loss recoveries as gross loan losses remained stable.  The increase in 2017 was primarily attributable to a lower level of loan loss recoveries which fluctuate over time.  At December 31, 2018, the allowance for loan losses of $14.2 million was 0.80% of outstanding loans (net of overdrafts) and provided coverage of 207% of nonperforming loans compared to 0.80% and 186%, respectively, at December 31, 2017, and 0.86% and 157%, respectively, at December 31, 2016.

Table 10 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years.

The allowance for loan losses totaled $14.2 million at December 31, 2018 compared to $13.3 million at December 31, 2017 and $13.4 million at December 31, 2016.  The increase in 2018 reflected a $2.6 million increase in general reserves partially offset by a $1.7 million decrease in impaired loan reserves.  Growth in our loan portfolio drove the increase in general reserves and lower impaired loan balances drove the reduction in impaired loan reserves.  The slight decrease in 2017 was primarily attributable to a decline in general reserves due to favorable problem loan migration and improving risk factors within our loan portfolio.  We believe our allowance at December 31, 2018 was adequate to absorb probable losses inherent in our loan portfolio.

Table 9
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)	2018		2017		2016		2015		2014
Balance at Beginning of Year	$13,307		$13,431		$13,953		$17,539		$23,095
Charge-Offs:
Commercial, Financial and Agricultural	644		1,357		861		1,029		871
Real Estate – Construction	7		-		-		-		28
Real Estate – Commercial	315		685		349		1,250		3,788
Real Estate – Residential	780		411		899		1,852		2,160
Real Estate – Home Equity	533		190		450		1,403		1,379
Consumer	2,395		2,193		2,127		1,901		1,820
Total Charge-Offs	4,674		4,836		4,686		7,435		10,046

Recoveries:
Commercial, Financial and Agricultural	459		313		337		239		214
Real Estate – Construction	26		50		-		-		9
Real Estate – Commercial	373		174		408		183		468
Real Estate – Residential	643		616		1,231		705		752
Real Estate – Home Equity	191		219		409		136		141
Consumer	964		1,125		960		992		1,001
Total Recoveries	2,656		2,497		3,345		2,255		2,585

Net Charge-Offs	2,018		2,339		1,341		5,180		7,461

Provision for Loan Losses	2,921		2,215		819		1,594		1,905

Balance at End of Year	$14,210		$13,307		$13,431		$13,953		$17,539

Ratio of Net Charge-Offs to Average Loans Outstanding	0.12%		0.14%		0.09%		0.35%		0.53%

Allowance for Loan Losses as a Percent of Loans at End of Year	0.80%		0.8%		0.86%		0.93%		1.22%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	7.04	x	5.69	x	10.02	x	2.69	x	2.35	x

Table 10
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2018		2017		2016		2015		2014
(Dollars in Thousands)	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans
Commercial, Financial and Agricultural	$1,434	13.1%	$1,191	13.2%	$1,198	13.8%	$905	12.0%	$784	9.5%
Real Estate:
Construction	280	5.0	122	4.7	168	3.7	101	3.1	843	3.0
Commercial	4,181	33.8	4,346	32.3	4,315	32.1	4,498	33.2	5,287	35.4
Residential	3,400	19.6	3,206	19.1	3,445	18.6	4,409	20.0	6,520	21.1
Home Equity	2,301	11.8	2,506	13.8	2,297	15.0	2,473	15.6	2,882	15.9
Consumer	2,614	16.7	1,936	16.9	2,008	16.8	1,567	16.1	1,223	15.1

Total	$14,210	100.0%	$13,307	100.0%	$13,431	100.0%	$13,953	100.0%	$17,539	100.0%

Investment Securities

In 2018, our average investment portfolio balance increased $14.5 million, or 2.1%, from 2017 and increased $16.3 million, or 2.4%, from 2016 to 2017.  As a percentage of average earning assets, our investment portfolio represented 27.6% in 2018, compared to 27.7% in 2017.  In both 2017 and 2018, we strategically grew the portfolio to better deploy our liquidity.  We currently believe a relatively short duration investment portfolio offers the flexibility to provide additional liquidity from maturing bonds, if necessary.

In 2018, average taxable investments increased $45.3 million, or 7.6%, while tax-exempt investments decreased $30.8 million, or 31.5%.  Non-taxable investments decreased as the tax-equivalent yield was generally unattractive throughout 2018 given the changes from the Tax Act in late 2017.  We primarily purchased taxable investments as part of our overall investment strategy in 2018.  High quality, short-term taxable bonds offered attractive yields during the year, resulting in favorable repricing in the investment portfolio. At December 31, 2018, municipal securities (taxable and non-taxable) comprised 7.4% of the portfolio.  We may consider the purchase of municipal issues if the yields are attractive given the lower federal tax rate related to the recent changes under the Tax Act.  We may also consider municipal issues that are CRA-eligible investments.

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”).  In 2017 and 2018, we purchased securities under both the AFS and HTM designations. At December 31, 2018, $446.2 million, or 67.2% of our investment portfolio was classified as AFS, with the remaining $217.3 million, or 32.8%, classified as HTM. At December 31, 2017, the AFS and HTM portfolio comprised 68.9% and 31.1%, respectively.  Table 11 provides the composition of our investment securities portfolio.

Table 11

INVESTMENT SECURITES COMPOSITION

	2018		2017		2016
(Dollars in Thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for Sale
U.S. Government Treasury	$261,849	39.5%	$235,341	33.7%	$286,278	40.9%
U.S. Government Agency	133,206	20.1	144,644	20.7	131,640	18.8
States and Political Subdivisions	42,365	6.4	91,157	13.1	94,839	13.5
Mortgage-Backed Securities	943	0.1	1,185	0.2	1,430	0.2
Equity Securities	7,794	1.2	8,584	1.2	8,547	1.2
Total	446,157	67.2	480,911	68.9	522,734	74.7

Held to Maturity
U.S. Government Treasury	35,088	5.3	98,256	14.1	119,131	17.0
States and Political Subdivisions	6,512	1.0	6,996	1.0	8,175	1.2
Mortgage-Backed Securities	175,720	26.5	111,427	16.0	50,059	7.2
Total	217,320	32.8	216,679	31.1	177,365	25.3

Total Investment Securities	$663,477	100%	$697,590	100%	$700,099	100%

The classification of a security is determined upon acquisition based on how the purchase will affect our asset/liability strategy and future business plans and opportunities.  Classification determinations will also factor in regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs.  Securities in the AFS portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity.  Securities designated as HTM are those acquired or owned with the intent of holding them to maturity (final payment date).  HTM investments are measured at amortized cost.   It is neither management’s current intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

At December 31, 2018, there were 492 positions (combined AFS and HTM) with unrealized losses totaling $6.4 million.  GNMA mortgage-backed securities, U.S. Treasuries, and SBA securities carry the full faith and credit guarantee of the U.S. Government, and are 0% risk-weighted assets.  SBA securities float monthly or quarterly with the prime rate and are uncapped. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides a break-down of our unrealized losses by security type.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	55	$51,337	389	136	$84,705	$2,235	191	$136,042	$2,624
UST	6	28,420	80	47	228,113	3,013	53	256,533	3,093
SBA	86	53,237	271	15	9,539	87	101	62,776	358
FHLB and FFCB	-	-	-	10	19,196	157	10	19,196	157
States and Political Subdivisions	21	8,447	12	116	37,698	158	137	46,145	170
Total	168	$141,441	$752	324	$379,251	$5,650	492	$520,692	$6,402

The average maturity of our investment portfolio at December 31, 2018 was 2.11 years compared to 1.96 years at December 31, 2017.  Balances of SBA and GNMA securities increased compared to the prior year, and were partially offset by declines in U.S. Treasuries and municipal bonds.  The average life of our investment portfolio increased slightly as GNMA securities purchased had longer average lives than the existing portfolio.  See Table 12 for a break-down of maturities by investment type.

The weighted average taxable equivalent yield of our investment portfolio at December 31, 2018 was 2.20% versus 1.68% in 2017.  This increase in yield reflected the reinvestment of proceeds from lower yielding securities into higher yielding securities during 2018 as market rates increased.  Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners’ equity at December 31, 2018.

Table 12 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield at December 31.

Table 12
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within 1 year		1 - 5 years		5 - 10 years		After 10 years		Total
(Dollars in Thousands)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)
Available for Sale
U.S. Government Treasury	$62,040	1.17%	$199,809	1.84%	$-	-%	$-	-%	$261,849	1.68%
U.S. Government Agency	20,410	1.28	112,796	3.46	-	-	-	-	133,206	3.13
States and Political Subdivisions	35,927	1.57	6,438	1.86	-	-	-	-	42,365	1.61
Mortgage-Backed Securities(1)	-	-	596	4.64	347	5.46	-	-	943	4.94
Other Securities(2)	-	-	-	-	-	-	7,794	6.07	7,794	6.07
Total	$118,377	1.30%	$319,639	2.42%	$347	5.46%	$7,794	6.07%	$446,157	2.18%

Held to Maturity
U.S. Government Treasury	$15,015	1.23%	$20,073	1.65%	$-	-%	$-	-%	$35,088	1.47%
States and Political Subdivisions	5,090	1.66	1,422	1.80	-	-	-	-	6,512	1.69
Mortgage-Backed Securities(1)	438	2.78	160,571	2.32	13,234	3.11	1,477	3.71	175,720	2.39
Total	$20,543	1.37%	$182,066	2.24%	$13,234	3.11%	$1,477	3.71%	$217,320	2.22%

Total Investment Securities	$138,920	1.31%	$501,705	2.36%	$13,581	3.17%	$9,271	5.70%	$663,477	2.20%

(1) Based on weighted-average maturity.
(2) Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3) Weighted average yield calculated based on current amortized cost balances – not presented on a tax equivalent basis.

Deposits and Funds Purchased

Average total deposits for 2018 were $2.423 billion, an increase of $51.1 million, or 2.2%, over 2017.  Average deposits increased $89.1 million, or 3.9%, from 2016 to 2017.  The year-over-year increase compared to 2017 occurred in noninterest bearing and savings accounts, partially offset by the decreases in the remaining product types. Increases in 2017 compared to 2016 were experienced in all deposit types except certificates of deposit.

The seasonal inflow of public funds started in the fourth quarter of 2018 and is expected to continue into the first quarter of 2019. Deposit levels remain strong as we continue to see growth in our non-maturity deposits. Our mix of deposits continues to improve as certificates of deposit are replaced with noninterest bearing demand accounts.

We continue to closely monitor several metrics such as the sensitivity of our deposit rates, our overall liquidity position, and competitor rates when pricing deposits. This strategy is consistent with previous rate cycles, and allows us to manage the mix of our deposits rather than compete on rate. We believe this enabled us to maintain a low cost of funds of 27 basis points for 2018 and 16 basis points for 2017.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 13 reflects the shift in our deposit mix over the last year and Table 14 provides a maturity distribution of time deposits in denominations of $100,000 and over at December 31, 2018.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, FHLB advances (maturing in less than one year), and other borrowings, increased $1.1 million, or 10.7% in 2018.  The higher balance was primarily attributable to increases in repurchase agreements. See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

We continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 13

SOURCES OF DEPOSIT GROWTH

	2017 to	Percentage	Components of
	2018	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2018	2017	2016
Noninterest Bearing Deposits	$75,094	147.0%	37.5%	35.1%	34.4%
NOW Accounts	(24,835)	(48.6)	32.2	34.0	34.2
Money Market Accounts	(7,129)	(14.0)	10.4	10.9	11.2
Savings	27,413	53.6	14.5	13.6	12.8
Time Deposits	(19,441)	(38.0)	5.4	6.4	7.4
Total Deposits	$51,102	100.0%	100.0%	100.0%	100.0%

Table 14
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 AND OVER

	2018
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$8,284	27.1%
Over three through six months	8,816	28.8
Over six through twelve months	13,502	44.1
Over twelve months	-	-
Total	$30,602	100.0%

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

Interest Rate Risk Management.   Our net income is largely dependent on net interest income.  Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling market interest rates could result in a decrease in net interest income.  Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareowners’ equity.

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk.  We prepare a current base case and several alternative interest rate simulations (-200, -100,+100, +200, +300, and +400 basis points (bp)), at least once per quarter, and report the analysis to ALCO, our Market Risk Oversight Committee (“MROC”), our Enterprise Risk Oversight Committee (“EROC”) and the Board of Directors.  (The -200bp rate scenario was re-established in the third quarter 2018). We augment our interest rate shock analysis with alternative interest rate scenarios on a quarterly basis that may include ramps, parallel shifts, and a flattening or steepening of the yield curve (non-parallel shift).  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

Our goal is to structure the balance sheet so that net interest earnings at risk over 12-month and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. We attempt to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by managing the mix of our core deposits, and by adjusting our rates to market conditions on a continuing basis. During the third and fourth quarters of 2018, instantaneous rate shocks of down 200 bp were outside of desired parameters due to limited repricing of deposits relative to the decline in rates.

Analysis.   Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%	-10.0%
December 31, 2018	8.9%	6.6%	4.3%	2.3%	-5.0%	-12.4%
December 31, 2017	13.4%	9.9%	6.4%	3.1%	-8.5%	N/A %

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%	-12.5%
December 31, 2018	37.2%	29.1%	21.0%	13.4%	-6.4%	-20.0%
December 31, 2017	39.9%	30.4%	20.9%	11.8%	-12.0%	N/A %

The Net Interest Income (“NII”) at Risk position was less favorable for the period ending December 31, 2018 compared to December 31, 2017 for the 12-month shock for all rate scenarios except the down 100 bp scenario, where it improved. The year-over-year unfavorable changes were primarily driven by fixed rate loan growth and elevated rate sensitive deposit balances.  Due to these changes, NII benefits to a lesser degree as a per cent change from the base as rates rise. . The model indicates that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of 100bp and -200bp will have a negative impact on the net interest margin. A down 200bp rate scenario was added in the third quarter of 2018.

All measures of Net Interest Income at Risk are within our prescribed policy limits over both the 12-month and 24-month periods, with the exception of rates down 200bp. We are out of compliance in the rates down 200 bp scenarios as we have a limited ability to lower our deposit rates the full 200 bp relative to the decline in market rate.  In addition, this analysis incorporates an instantaneous, parallel shock and assumes we move with market rates and do not lag our deposit rates.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY(1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%	-20.0%
December 31, 2018	24.6%	19.7%	13.9%	8.0%	-13.8%	-36.8%
December 31, 2017	31.1%	24.7%	17.5%	9.7%	-21.0%	n/a

At December 31, 2018, the economic value of equity was less favorable in all rate scenarios except the down 100 bp scenario when compared to December 31, 2017. The year-over-year unfavorable changes were primarily driven by fixed rate loan growth and elevated rate sensitive deposit balances.  Due to these changes, EVE benefits to a lesser degree as a percent change from the base as rates rise.  A down 200 bp rate scenario was added in the third quarter 2018.   This scenario is currently out of compliance as exposure to falling rates is more extreme due to the low interest rates paid on deposits and our limited capacity to reduce those rates relative to the reduction in discount rates used to value them. At this time, we do not plan to take any immediate action to address the out-of-compliance situation in the down 200 bp scenario because we do not believe this scenario is likely to materialize over the short-run.  All other rate scenarios are in compliance.

As the interest rate environment and the dynamics of the economy continue to change, additional simulations will be analyzed to address not only the changing rate environment, but also the changing balance sheet mix, measured over multiple years, to help assess the risk to the Company.

(1)      Down 300, and 400 bp rate scenarios have been excluded due to the current interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to fund loan commitments, purchase securities, accommodate deposit withdrawals or repay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For the years ended December 31, 2018 and 2017, our principal source of funding has been our clients’ deposits, supplemented by our short-term and long-term borrowings, primarily from our trust-preferred securities, securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

At December 31, 2018, we had the ability to generate approximately $1.324 billion in additional liquidity through all of our available resources beyond our overnight funds sold position.  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available.  We conduct quarterly liquidity stress tests and the results are reported to ALCO, MROC, EROC and the Board of Directors.  We believe the liquidity available to us is sufficient to meet our ongoing needs.

We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities.  Our portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted-average maturity of our portfolio was 2.11 years at December 31, 2018 and had a net unrealized pre-tax loss of $2.5 million in the AFS portfolio.

Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $135.4 million during 2018 compared to an average net overnight funds sold position of $190.0 million in 2017.  The decrease in this position compared to the prior year reflected higher growth in both the investment and loan portfolios, partially offset by an increase in average deposits.

We expect capital expenditures over the next 12 months to be approximately $7.0 million, which will consist primarily of technology purchases for banking offices, business applications, and information technology security needs as well as furniture and fixtures and banking office remodels.  We expect that these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

Borrowings

At December 31, 2018, total advances from the FHLB consisted of $9.9 million in outstanding debt comprised of 11 notes.  In 2018, the Bank made FHLB advance payments totaling $1.6 million. Two advances matured, and no new fixed rate advances were obtained in 2018. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Table 15

CONTRACTUAL CASH OBLIGATIONS

Table 15 sets forth certain information about contractual cash obligations at December 31, 2018.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Yrs	Total
Federal Home Loan Bank Advances	$4,467	$2,284	$2,852	$314	$9,917
Note Payable	296	592	592	620	2,100
Subordinated Notes Payable	-	-	-	52,887	52,887
Operating Lease Obligations	468	852	791	1,127	3,238
Time Deposit Maturities	98,960	18,608	3,175	1	120,744
Total Contractual Cash Obligations	$104,191	$22,336	$7,410	$54,949	$188,886

Capital

Shareowners’ equity was $302.6 million at December 31, 2018, compared to $284.2 million at December 31, 2017.  During 2018, shareowners’ equity was positively impacted by net income of $26.2 million, stock compensation accretion of $1.4 million, net adjustments totaling $1.0 million related to transactions under our stock compensation plans, and $3.5 million decrease in the accumulated other comprehensive loss for our pension plan.  Shareowners’ equity was reduced by common stock dividends of $5.4 million ($0.32 per share), a net increase of $0.3 million in the unrealized loss on investment securities, and share repurchases (324,441 shares) of $8.0 million.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2018	2017	2016
Common Stock	$167	$170	$168
Additional Paid-in Capital	31,058	36,674	34,188
Retained Earnings	300,177	279,410	267,037
Subtotal	331,402	316,254	301,393
Accumulated Other Comprehensive Loss, Net of Tax	(28,815)	(32,044)	(26,225)
Total Shareowners’ Equity	$302,587	$284,210	$275,168

We continue to maintain a strong capital position.  The ratio of shareowners' equity to total assets at year-end was 10.23%, 9.80%, and 9.67%, in 2018, 2017, and 2016, respectively.  We believe our strong capital base offers protection during an economic downturn and provides sufficient capacity to meet our current strategic objectives.

We are subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  At December 31, 2018, we had a total risk-based capital ratio of 17.13% and a Tier 1 capital ratio of 16.36%, compared to 17.10% and 16.33%, respectively, at December 31, 2017.  At December 31, 2018, our common equity tier 1 ratio was 13.58%, compared to 13.42% at December 31, 2017.  Our leverage ratio at December 31, 2018, was 10.89% compared to 10.47% at December 31, 2017.  For a detailed discussion of our regulatory capital requirements, refer to the “Regulatory Considerations – Capital Regulations” section on page 14.  See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

At December 31, 2018, our common stock had a book value of $18.00 per diluted share compared to $16.65 at December 31, 2017.  Book value is impacted by the net unrealized gains and losses on investment securities.  At December 31, 2018, the net unrealized loss was $2.0 million compared to a $1.7 million net unrealized loss at December 31, 2017.  Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715.  At December 31, 2018, the net pension liability reflected in other comprehensive loss was $26.8 million compared to $30.3 million at December 31, 2017.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock over a five-year period.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  A total of 1,184,730 shares of our outstanding common stock have been repurchased at an average price of $17.37 under the plan.  324,441 shares were repurchased during 2018 at an average price of $24.75.  No shares were repurchased in 2017.  During 2016, 435,461 shares were repurchased at an average price $14.49 per share.  In January, 2019, the 2014 plan was terminated and our Board of Directors approved a new share repurchase plan that authorizes the repurchase of up to 750,000 shares of our outstanding common stock over a five-year period.  Terms of this plan are substantially similar to the 2014 plan.

Dividends

Adequate capital and financial strength is paramount to our stability and the stability of our subsidiary bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  When determining the level of dividends the following factors are considered:

  Compliance with state and federal laws and regulations;
  Our capital position and our ability to meet our financial obligations;
  Projected earnings and asset levels; and
  The ability of the Bank and us to fund dividends.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.  See Note 18 in the Notes to Consolidated Financial Statements.

At December 31, 2018, we had $468.0 million in commitments to extend credit and $5.0 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FOURTH QUARTER, 2018 FINANCIAL RESULTS

Results of Operations

We realized net income of $8.5 million, or $0.50 per diluted share for the fourth quarter of 2018 compared to net income of $6.0 million, or $0.35 per diluted share for the third quarter of 2018.  The growth in earnings reflected a $2.2 million decrease in noninterest expense, a $0.7 million increase in net interest income, and a $0.5 million reduction in the loan loss provision, partially offset by higher income tax expense of $0.8 million and lower noninterest income of $0.1 million.  During the fourth quarter of 2018, we sold a banking office and realized a $2.0 million gain, which was reflected in noninterest expense (other real estate).

Tax-equivalent net interest income for the fourth quarter of 2018 was $24.5 million compared to $23.8 million for the third quarter of 2018.  Our net interest margin for the fourth quarter of 2018 was 3.81% (annualized), an increase of nine basis points over the third quarter of 2018.  The increase in both net interest income and the net interest margin were driven by higher interest rates and a favorable shift in the average earning asset mix reflective of loan growth.

Our provision for loan losses for the fourth quarter of 2018 was $0.5 million compared to $0.9 million for the third quarter of 2018.  The reduction in our provision was primarily attributable to a decrease in impaired loan reserves.  Net loan charge-offs for the fourth quarter of 2018 totaled $0.5 million compared to net loan charge-offs of $0.2 million for the third quarter of 2018.

Noninterest income for the fourth quarter of 2018 totaled $13.2 million, a decrease of $0.1 million, or 0.5%, from the third quarter of 2018 attributable to lower mortgage banking fees of $0.2 million partially offset by higher wealth management fees.

Noninterest expense for the fourth quarter of 2018 totaled $26.5 million, a decrease of $2.2 million, or 7.6%, from the third quarter of 2018.  The decrease was primarily attributable to lower OREO expense of $2.0 million and other expense of $0.7 million, partially offset by higher compensation expense of $0.4 million.  The lower OREO expense reflected a $2.0 million gain from the sale of a banking office in the fourth quarter of 2018.  The reduction in other expense was attributable to a decline in other losses, lower professional fees and processing fees.  Higher cash incentive expense drove the increase in compensation expense.

We realized income tax expense of $2.2 million for the fourth quarter of 2018 compared to income tax expense of $1.3 million for the third quarter of 2018.  Income tax expense for the fourth quarter of 2018 included a $0.3 million discrete tax benefit related to a property cost segregation analysis that provided benefits from the effects of federal tax reform.  Income tax expense for the third quarter of 2018 included a $0.4 million discrete tax benefit related to a pension plan contribution made during the third quarter of 2018 for the plan year 2017.  Absent these discrete items, our effective tax rate was approximately 24% for each respective quarter.

Discussion of Financial Condition

Average earning assets were $2.554 billion for the fourth quarter of 2018, an increase of $19.2 million, or 0.8%, over the third quarter of 2018 attributable to a higher level of deposits.  Average loans increased $38.5 million, or 2.2% compared to the third quarter of 2018 and reflected growth in all loan types except home equity loans and construction loans.

Nonperforming assets (nonaccrual loans and OREO) totaled $9.1 million at December 31, 2018, representing a decrease of $0.5 million, or 5.1%, from September 30, 2018.  Nonaccrual loans totaled $6.9 million at December 31, 2018, comparable to September 30, 2018.  The balance of OREO totaled $2.2 million at December 31, 2018, a decrease of $0.5 million from September 30, 2018.  Nonperforming assets represented 0.31% of total assets at December 31, 2018 compared to 0.34% at September 30, 2018.

Average total deposits were $2.412 billion for the fourth quarter of 2018, an increase of $20.1 million, or 0.8%, over the third quarter of 2018 and reflected higher noninterest bearing deposit and savings accounts, partially offset by lower money market accounts and certificates of deposit balances.

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

Our allowance for loan losses includes allowance allocations calculated in accordance with U.S. GAAP.  The level of the allowance reflects management’s continuing evaluation of specific credit risks, loss experience, loan portfolio quality, economic conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as information becomes available.

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

We evaluate goodwill for impairment on an annual basis and in 2017 adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying Accounting for Goodwill Impairment which allows for a qualitative assessment of goodwill impairment indicators.  If the assessment indicates that impairment has more than likely occurred, the Company must compare the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment charge is recorded equal to the excess.

During the fourth quarter, we performed our annual impairment testing.  We proceeded with qualitative assessment by evaluating impairment indicators and concluded that a below peer return on average assets warranted movement to a fair value assessment.  We estimated the fair value of the reporting unit utilizing a market approach that was supplemented with a reconciliation of the resulting equity value of the Company with our market capitalization.  The market approach utilized the guideline company valuation (“GLC”) method to determine the overall equity valuation.  A book and tangible book multiple was developed to determine a market value of equity on a controlling basis.  The multiples that resulted from the GLC method were validated by comparing to peer companies.  A control premium was then applied to the minority value to calculate a fair value indication for the Company.  The control premium selected was validated by reviewing recent bank merger and acquisition transactions.  Based on the outcome of the fair value assessment, the estimated fair value of our reporting unit exceeded the carrying value of goodwill and therefore, no impairment existed at December 31, 2018.  For the fair value assessment, both economic conditions and observable bank purchase transactions can impact the outcome of the market valuation approach.

Pension Assumptions.  We have a defined benefit pension plan for the benefit of substantially all of our associates.  Our funding policy with respect to the pension plan is to contribute, at a minimum, amounts sufficient to meet minimum funding requirements as set by law.  Pension expense is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation.  The service cost component of pension expense is reflected as “Compensation Expense” in the Consolidated Statements of Income.  All other components of pension expense are reflected as “Other Expense”.

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

The discount rate is determined by matching the anticipated defined pension plan cash flows to the spot rates of a corporate Aa-rated bond index/yield curve and solving for the single equivalent discount rate which would produce the same present value.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2018 was 3.71%.  The estimated impact to 2018 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $812,000 and $857,000, respectively.  We anticipate using a 4.43% discount rate in 2019.

Based on the balances as of the December 31, 2018 measurement date, the estimated after tax impact in accumulated other comprehensive income of a 25 basis point increase or decrease in the discount rate is a decrease or increase of approximately $4.7 million.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2018 was 7.25%.  The estimated impact to 2018 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $330,000 increase or decrease, respectively.  We anticipate using a rate of return on plan assets for 2019 of 7.25%.

The assumed rate of annual compensation increases of 3.25% in 2018 reflected expected trends in salaries and the employee base.  We anticipate using a compensation increase of 4.00% for 2019 reflecting current market trends.

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

We recognize interest and/or penalties related to income tax matters in other expenses.

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

Item 8. Financial Statements and Supplementary Data

Table 16
QUARTERLY FINANCIAL DATA (Unaudited)

	2018				2017
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$26,370	$25,392	$24,419	$23,214	$22,627	$22,341	$21,422	$20,540
Interest Expense	2,022	1,769	1,649	1,451	1,138	1,080	926	804
Net Interest Income	24,348	23,623	22,770	21,763	21,489	21,261	20,496	19,736
Provision for Loan Losses	457	904	815	745	826	490	589	310
Net Interest Income After Provision for Loan Losses	23,891	22,719	21,955	21,018	20,663	20,771	19,907	19,426
Noninterest Income	13,238	13,308	12,542	12,477	12,897	12,996	13,135	12,718
Noninterest Expense	26,505	28,699	28,393	27,906	26,897	26,707	27,921	27,922
Income Before Income Taxes	10,624	7,328	6,104	5,589	6,663	7,060	5,121	4,222
Income Tax Expense(2)(3)	2,166	1,338	101	(184)	6,660	2,505	1,560	1,478
Net Income	8,458	5,990	6,003	5,773	3	4,555	3,561	2,744
Net Interest Income (Tax Equivalent)	$24,513	$23,785	$22,917	$21,943	$21,808	$21,595	$20,799	$20,006

Per Common Share:
Basic Net Income	$0.50	$0.35	$0.35	$0.34	$0.00	$0.27	$0.21	$0.16
Diluted Net Income	0.50	0.35	0.35	0.34	0.00	0.27	0.21	0.16
Cash Dividends Declared	0.09	0.09	0.07	0.07	0.07	0.07	0.05	0.05
Diluted Book Value	18.00	17.40	17.15	16.87	16.65	16.73	16.54	16.38
Diluted Tangible Book Value(1)	12.96	12.45	12.20	11.91	11.68	11.76	11.55	11.38
Market Price:
High	26.95	25.91	25.99	26.50	26.01	24.58	22.39	21.79
Low	19.92	23.19	22.28	22.80	22.21	19.60	17.68	19.22
Close	23.21	23.34	23.63	24.75	22.94	24.01	20.42	21.39

Selected Average Balances:
Loans, Net	$1,785,570	$1,747,093	$1,691,287	$1,647,612	$1,640,738	$1,638,578	$1,608,629	$1,585,561
Earning Assets	2,554,482	2,535,292	2,566,006	2,592,465	2,511,985	2,466,287	2,502,030	2,529,207
Total Assets	2,849,245	2,826,924	2,861,104	2,892,120	2,822,451	2,779,960	2,817,479	2,845,140
Deposits	2,412,375	2,392,272	2,431,956	2,456,106	2,378,411	2,329,162	2,373,423	2,407,278
Shareowners’ Equity	302,196	297,757	291,806	287,502	288,044	285,296	281,661	278,489
Common Equivalent Average Shares:
Basic	16,989	17,056	17,045	17,028	16,967	16,965	16,955	16,919
Diluted	17,050	17,125	17,104	17,073	17,050	17,044	17,016	16,944

Performance Ratios:
Return on Average Assets	1.18%	0.84%	0.84%	0.81%	0.00%	0.65%	0.51%	0.39%
Return on Average Equity	11.10	7.98	8.25	8.14	0.00	6.33	5.07	4.00
Net Interest Margin (FTE)	3.81	3.72	3.58	3.43	3.45	3.48	3.33	3.21
Noninterest Income as % of Operating Revenue	35.22	36.04	35.52	36.44	37.51	37.94	39.05	39.19
Efficiency Ratio	70.21	77.37	80.07	81.07	77.50	77.21	82.28	85.33

Asset Quality:
Allowance for Loan Losses	$14,210	$14,219	$13,563	$13,258	$13,307	$13,339	$13,242	$13,335
Allowance for Loan Losses to Loans	0.80%	0.80%	0.78%	0.80%	0.80%	0.82%	0.81%	0.84%
Nonperforming Assets ("NPA's")	9,101	9,587	9,114	10,644	11,100	12,545	15,934	17,799
NPA’s to Total Assets	0.31	0.34	0.32	0.36	0.38	0.45	0.57	0.61
NPA’s to Loans plus ORE	0.51	0.54	0.52	0.64	0.67	0.76	0.97	1.11
Allowance to Non-Performing Loans	206.79	207.06	236.25	181.26	185.87	203.39	166.23	160.70
Net Charge-Offs to Average Loans	0.10	0.06	0.12	0.20	0.21	0.10	0.17	0.10

Capital Ratios:
Tier 1 Capital	16.36%	16.17%	16.25%	16.31%	16.33%	16.19%	15.58%	15.68%
Total Capital	17.13	16.94	17.00	17.05	17.10	16.96	16.32	16.44
Common Equity Tier 1 Capital	13.58	13.43	13.46	13.44	13.42	13.26	12.72	12.77
Leverage	10.89	10.99	10.69	10.36	10.47	10.48	10.20	9.95
Tangible Common Equity(1)	7.58	7.80	7.47	7.17	7.09	7.41	7.21	6.88

(1) Diluted tangible book value and tangible common equity ratio is a non-GAAP financial measure. For additional information, including a reconciliation to GAAP, refer to page 31.
(2) For fourth quarter 2017, includes $4.1 million, or $0.24 per diluted share, income tax expense adjustment related to the Tax Cuts and Jobs Act of 2017.
(3) Includes $0.4 million, $1.4 million and $1.5 million income tax benefit in the third, second, and first quarter of 2018, respectively, for 2017 plan year pension contributions made in 2018.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

63	Report of Independent Registered Public Accounting Firm

64	Consolidated Statements of Financial Condition

65	Consolidated Statements of Income

66	Consolidated Statements of Comprehensive Income

67	Consolidated Statements of Changes in Shareowners’ Equity

68	Consolidated Statements of Cash Flows

69	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Capital City Bank Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Tallahassee, Florida

March 5, 2019

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2018	2017
ASSETS
Cash and Due From Banks	$62,032	$58,419
Federal Funds Sold and Interest Bearing Deposits	213,968	227,023
Total Cash and Cash Equivalents	276,000	285,442

Investment Securities, Available for Sale, at fair value	446,157	480,911
Investment Securities, Held to Maturity, at amortized cost (fair value of $214,413 and $215,007)	217,320	216,679
Total Investment Securities	663,477	697,590

Loans Held For Sale	6,869	4,817

Loans, Net of Unearned Income	1,774,225	1,653,492
Allowance for Loan Losses	(14,210)	(13,307)
Loans, Net	1,760,015	1,640,185

Premises and Equipment, Net	87,190	91,698
Goodwill	84,811	84,811
Other Real Estate Owned	2,229	3,941
Other Assets	78,592	90,310
Total Assets	$2,959,183	$2,898,794

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$947,858	$874,583
Interest Bearing Deposits	1,583,998	1,595,294
Total Deposits	2,531,856	2,469,877

Short-Term Borrowings	13,541	7,480
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	8,568	13,967
Other Liabilities	49,744	70,373
Total Liabilities	2,656,596	2,614,584

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,747,571 and 16,988,951 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	167	170
Additional Paid-In Capital	31,058	36,674
Retained Earnings	300,177	279,410
Accumulated Other Comprehensive Loss, Net of Tax	(28,815)	(32,044)
Total Shareowners’ Equity	302,587	284,210
Total Liabilities and Shareowners’ Equity	$2,959,183	$2,898,794

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2018	2017	2016
INTEREST INCOME
Loans, including Fees	$84,117	$75,717	$72,867
Investment Securities:
Taxable	12,081	8,095	6,317
Tax Exempt	787	1,052	866
Funds Sold	2,410	2,066	1,104
Total Interest Income	99,395	86,930	81,154

INTEREST EXPENSE
Deposits	4,243	1,789	879
Short-Term Borrowings	110	82	148
Subordinated Notes Payable	2,167	1,634	1,434
Other Long-Term Borrowings	371	443	728
Total Interest Expense	6,891	3,948	3,189

NET INTEREST INCOME	92,504	82,982	77,965
Provision for Loan Losses	2,921	2,215	819
Net Interest Income After Provision for Loan Losses	89,583	80,767	77,146

NONINTEREST INCOME
Deposit Fees	20,093	20,335	21,332
Bank Card Fees	11,378	11,191	11,221
Wealth Management Fees	8,711	8,284	7,029
Mortgage Banking Fees	4,735	5,754	5,192
Other	6,648	6,182	8,907
Total Noninterest Income	51,565	51,746	53,681

NONINTEREST EXPENSE
Compensation	63,921	62,312	62,733
Occupancy, Net	18,503	17,837	18,296
Other Real Estate Owned, Net	(442)	1,135	3,649
Other	29,521	28,163	28,536
Total Noninterest Expense	111,503	109,447	113,214

INCOME BEFORE INCOME TAXES	29,645	23,066	17,613
Income Tax Expense	3,421	12,203	5,867

NET INCOME	$26,224	$10,863	$11,746

BASIC NET INCOME PER SHARE	$1.54	$0.64	$0.69
DILUTED NET INCOME PER SHARE	$1.54	$0.64	$0.69

Average Basic Common Shares Outstanding	17,029	16,952	16,989
Average Diluted Common Shares Outstanding	17,072	17,013	17,061

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in Thousands)	2018	2017	2016
NET INCOME	$26,224	$10,863	$11,746
Other comprehensive income (loss), before tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	(409)	(1,459)	(828)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	55	73	82
Total Investment Securities	(354)	(1,386)	(746)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	199	223	278
Reclassification adjustment for amortization of net loss	5,299	4,409	3,960
Current year actuarial loss	(815)	(3,470)	(9,958)
Total Benefit Plans	4,683	1,162	(5,720)
Other comprehensive income (loss), before tax:	4,329	(224)	(6,466)
Deferred tax (expense) benefit related to other comprehensive income	(1,100)	(14)	2,498
Other comprehensive income (loss), net of tax	3,229	(238)	(3,968)
TOTAL COMPREHENSIVE INCOME	$29,453	$10,625	$7,778

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

					Accumulated Other Comprehensive Loss, Net of Taxes

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings		Total
Balance, January 1, 2016	17,156,919	$172	$38,256	$258,181	$(22,257)	$274,352
Net Income		-	-	11,746	-	11,746
Other Comprehensive Loss, Net of Tax		-	-	-	(3,968)	(3,968)
Cash Dividends ($0.17 per share)		-	-	(2,890)	-	(2,890)
Stock Compensation Expense		-	1,260	-	-	1,260
Impact of Transactions Under Compensation Plans, net	123,240	-	980	-	-	980
Repurchase of Common Stock	(435,461)	(4)	(6,308)	-	-	(6,312)
Balance, December 31, 2016	16,844,698	168	34,188	267,037	(26,225)	275,168
Net Income	-	-	-	10,863	-	10,863
Other Comprehensive Loss, Net of Tax	-	-	-	-	(238)	(238)
Cash Dividends ($0.24 per share)	-	-	-	(4,071)	-	(4,071)
Stock Compensation Expense	-	-	1,502	-	-	1,502
Impact of Transactions Under Compensation Plans, net	144,253	2	984	-	-	986
Reclassification per Adoption of ASU No. 2018-02	-	-	-	5,581	(5,581)	-
Balance, December 31, 2017	16,988,951	170	36,674	279,410	(32,044)	284,210
Net Income	-	-	-	26,224	-	26,224
Other Comprehensive Loss, Net of Tax	-	-	-	-	3,229	3,229
Cash Dividends ($0.32 per share)	-	-	-	(5,457)	-	(5,457)
Stock Compensation Expense	-	-	1,421	-	-	1,421
Impact of Transactions Under Compensation Plans, net	83,061	-	990	-	-	990
Repurchase of Common Stock	(324,441)	(3)	(8,027)	-	-	(8,030)
Balance, December 31, 2018	16,747,571	$167	$31,058	$300,177	$(28,815)	$302,587

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$26,224	$10,863	$11,746
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	2,921	2,215	819
Depreciation	6,453	6,558	6,975
Amortization of Premiums, Discounts, and Fees, net	6,698	6,626	6,219
Gain on Retirement of Trust Preferred Securities	-	-	(2,487)
Originations of Loans Held-for-Sale	(177,742)	(191,978)	(177,022)
Proceeds From Sales of Loans Held-for-Sale	180,425	192,915	171,328
Net Gain From Sales of Loans Held-for-Sale	(4,735)	(5,754)	(5,192)
Stock Compensation	1,421	1,502	1,260
Net Tax Benefit from Stock Compensation	(41)	(223)	-
Deferred Income Taxes	4,837	7,576	3,457
Net (Gain) Loss on Sales and Write-Downs of Other Real Estate Owned	(935)	783	3,225
Impairment Loss on Premises (Hurricane Damage)	(1,213)	-	-
Loss on Disposal of Premises and Equipment	87	276	131
Net Decrease (Increase) in Other Assets	7,168	2,063	(18,374)
Net (Decrease) Increase in Other Liabilities	(16,942)	(5,531)	8,904
Net Cash Provided By Operating Activities	34,626	38,777	22,621

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(102,428)	(98,861)	(50,001)
Payments, Maturities, and Calls	100,131	58,449	59,460
Securities Available for Sale:
Purchases	(132,895)	(163,469)	(192,005)
Payments, Maturities, and Calls	161,332	198,027	114,189
Purchase of Loans Held for Investment	(26,070)	(44,083)	-
Net Increase in Loans	(98,068)	(51,625)	(73,997)
Proceeds From Insurance Claims on Premises	663	-	-
Proceeds From Sales of Other Real Estate Owned	4,774	8,031	9,443
Purchases of Premises and Equipment, net	(1,458)	(3,997)	(4,450)
Net Cash Used In Investing Activities	(94,019)	(97,528)	(137,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	61,979	57,591	109,437
Net Increase (Decrease) in Short-Term Borrowings	2,551	(2,489)	(52,666)
Redemption of Subordinated Notes	-	-	(7,500)
Repayment of Other Long-Term Borrowings	(1,889)	(3,694)	(9,027)
Dividends Paid	(5,457)	(4,071)	(2,890)
Payments to Repurchase Common Stock	(8,030)	-	(6,312)
Issuance of Common Stock Under Compensation Plans	797	809	840
Net Cash Provided By Financing Activities	49,951	48,146	31,882

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,442)	(10,605)	(82,858)

Cash and Cash Equivalents at Beginning of Year	285,442	296,047	378,905
Cash and Cash Equivalents at End of Year	$276,000	$285,442	$296,047

Supplemental Cash Flow Disclosures:
Interest Paid	$6,879	$3,952	$3,195
Income Taxes Paid (Refunded)	$157	$6,514	$(330)

Noncash Investing and Financing Activities:
Loans and Premises Transferred to Other Real Estate Owned	$2,140	$2,384	$4,016

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these required reserve balances for the years ended December 31, 2018 and 2017 were $23.3 million and $18.8 million, respectively.

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

Interest income includes amortization of purchase premiums and discounts.  Realized gains and losses are derived from the amortized cost of the security sold.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers, (i) whether it has decided to sell the security, (ii) whether it is more likely than not that the Company will be required to sell the security before its market value recovers, and (iii) whether the present value of expected cash flows is sufficient to recover the entire amortized cost basis.  When assessing the security’s expected cash flows, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost and (ii) the financial condition and near-term prospects of the issuer.

Loans Held For Sale

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market.  Additionally, certain other loans are periodically identified to be sold.  The Company has the ability and intent to sell these loans and they are classified as loans held for sale and carried at the lower of cost or fair value.  Fair value is determined on the basis of rates quoted in the respective secondary market for the type of loan held for sale.  Loans are generally sold with servicing released at a premium or discount from the carrying amount of the loans. Such premium or discount is recognized as mortgage banking revenue at the date of sale.  Fixed commitments are generally used at the time loans are originated or identified for sale to mitigate interest rate risk.  The fair value of fixed commitments to originate and sell loans held for sale is not material.

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

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law.  Among other things, the Tax Act reduced the Company's corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, the Company was required to re-measure as of December 31, 2017, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled.  Further discussion is provided in Note 10 – Income Taxes.

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

In 2017, the Company adopted FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and reclassified to retained earnings the stranded effects in accumulated other comprehensive income related to the Tax Act.

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

Revenue Recognition

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, and revenue related to the sale of residential mortgages in the secondary market, as these activities are subject to other GAAP discussed elsewhere within our disclosures.  The Company recognizes revenue from these activities as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.  Descriptions of the major revenue-generating activities that are within the scope of ASC 606, which are presented in the accompanying statements of income as components of non-interest income are as follows:

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

Accounting Changes and Reclassifications

Equity Securities

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

Employee Benefit Plans

Beginning January 1, 2018, upon adoption of ASU 2017-07, an employer must report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. In accordance with this accounting standard, the Company reclassified the non-service cost components of its net periodic benefit cost to other noninterest expense in the accompanying statements of income (See Note 12 – Employee Benefit Plans). Prior year amounts were retrospectively adjusted in accordance with the accounting standard.  The effects on the statements of income were as follows:

Period Presented	Line Item
(Dollars in Thousands)	Compensation	Other Expense
Year Ended December 31, 2018	($1,828)	$1,828
Year Ended December 31, 2017	($2,565)	$2,565
Year Ended December 31, 2016	($2,251)	$2,251

NEW AUTHORITATIVE ACCOUNTING GUIDANCE – NOT YET ADOPTED

ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires that lessees and lessors recognize assets and liabilities on the balance sheet and disclose key information about leasing arrangements.  ASU 2016-02 was effective for the Company on January 1, 2019.  ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients.  The Company will elect to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods.  The Company is also expected to elect certain practical expedients provided under ASU 2016-02 and will not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial and direct costs of any existing leases.  The Company does not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by the accounting guidance).  The Company has completed the evaluation of lease obligations as defined by ASU 2016-02 and due to the small number of lease agreements, the effect of adopting ASU 2016-02 was not significant, an approximate $2 million increase in assets and liabilities with no material impact to the statement of income compared to the current lease accounting model.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 will be effective for the Company on January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements and related disclosures.  As part of its implementation efforts to date, management has formed a cross-functional implementation team and developed a project plan.  The Company has also engaged a vendor to assist in model development.  The data set-up process is near completion and the overall project plan remains on schedule.  In conjunction with the implementation, the Company is reviewing business process and evaluating potential changes to the control environment.  The Company expects the new guidance will result in an increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio.  However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 is effective for Company on January 1, 2019 and is not expected to have a significant impact on its financial statements.

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

ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurements, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements.  It also adds a requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value held at the end of the reporting period.  For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  ASU 2018-13 is effective for the Company January 1, 2020 and is not expected to have a significant impact on its financial statements.

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
	2018				2017
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in Thousands)	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$264,298	$167	$2,616	$261,849	$237,505	$-	$2,164	$235,341
U.S. Government Agency	133,201	520	515	133,206	144,324	727	407	144,644
States and Political Subdivisions	42,509	-	144	42,365	91,533	2	378	91,157
Mortgage-Backed Securities	903	40	-	943	1,102	83	-	1,185
Equity Securities(1)	7,794	-	-	7,794	8,584	-	-	8,584
Total	$448,705	$727	$3,275	$446,157	$483,048	$812	$2,949	$480,911

Held to Maturity
U.S. Government Treasury	$35,088	$-	$477	$34,611	$98,256	$-	$441	$97,815
States and Political Subdivisions	6,512	-	26	6,486	6,996	-	41	6,955
Mortgage-Backed Securities	175,720	220	2,624	173,316	111,427	22	1,212	110,237
Total	$217,320	$220	$3,127	$214,413	$216,679	$22	$1,694	$215,007

Total Investment Securities	$666,025	$947	$6,402	$660,570	$699,727	$834	$4,643	$695,918

(1)     Includes Federal Home Loan Bank and Federal Reserve Bank recorded at cost of $3.0 million and $4.8 million, respectively, at December 31, 2018 and Federal Home Loan Bank, Federal Reserve Bank and FNBB, Inc. stock at $3.1 million, $4.8 million and $0.8 million , respectively, at December 31, 2017.  The FNBB Inc. equity investment was reclassified to other assets in accordance with ASU 2016-01, which was adopted prospectively as allowed by the standard.

Securities with an amortized cost of $319.6 million and $328.1 million at December 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At December 31, 2018, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
	Amortized	Market	Amortized	Market
(Dollars in Thousands)	Cost	Value	Cost	Value
Due in one year or less	$117,923	$117,163	$20,104	$19,924
Due after one through five years	208,237	206,247	21,496	21,173
Mortgage-Backed Securities	903	943	175,720	173,316
U.S. Government Agency	113,848	114,010	-	-
Equity Securities	7,794	7,794	-	-
Total	$448,705	$446,157	$217,320	$214,413

Unrealized Losses. The following table summarizes the investment securities with unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Available for Sale
U.S. Government Treasury	$28,420	$80	$193,501	$2,536	$221,921	$2,616
U.S. Government Agency	53,237	271	28,735	244	81,972	515
States and Political Subdivisions	8,243	12	31,417	132	39,660	144
Mortgage-Backed Securities	10	-	-	-	10	-
Total	89,910	363	253,653	2,912	343,563	3,275

Held to Maturity
U.S. Government Treasury	-	-	34,612	477	34,612	477
States and Political Subdivisions	204	-	6,281	26	6,485	26
Mortgage-Backed Securities	51,327	389	84,705	2,235	136,032	2,624
Total	$51,531	$389	$125,598	$2,738	$177,129	$3,127

December 31, 2017
Available for Sale
U.S. Government Treasury	$155,443	$963	$79,900	$1,201	$235,343	$2,164
U.S. Government Agency	45,737	150	25,757	257	71,494	407
States and Political Subdivisions	82,999	320	5,549	58	88,548	378
Mortgage-Backed Securities	2	-	-	-	2	-
Total	284,181	1,433	111,206	1,516	395,387	2,949

Held to Maturity
U.S. Government Treasury	77,861	298	14,939	143	92,800	441
States and Political Subdivisions	6,955	41	-	-	6,955	41
Mortgage-Backed Securities	56,030	469	30,216	743	86,246	1,212
Total	$140,846	$808	$45,155	$886	$186,001	$1,694

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

At December 31, 2018, there were 492 positions (combined AFS and HTM) with unrealized losses totaling $6.4 million.  53 of these positions were U.S. government treasury securities guaranteed by the U.S. government.  292 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities.  The remaining 147 securities are direct obligations of the U.S. government (10) and municipal bonds (137). Municipal bonds are relatively short-term in nature (less than 5 years), and hold a minimum rating of A+, with over 80% of our municipal bond portfolio pre-refunded or escrowed to maturity with U.S. government securities. Because the declines in the market value of these securities are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Note 3

LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio at December 31 was as follows:

(Dollars in Thousands)	2018	2017
Commercial, Financial and Agricultural	$233,689	$218,166
Real Estate – Construction	89,527	77,966
Real Estate – Commercial Mortgage	602,061	535,707
Real Estate – Residential(1)	342,215	311,906
Real Estate – Home Equity	210,111	229,513
Consumer(2)	296,622	280,234
Loans, Net of Unearned Income	$1,774,225	$1,653,492

(1)  Includes loans in process with outstanding balances of $9.2 million and $9.1 million for 2018 and 2017, respectively.

(2)  Includes overdraft balances of $1.6 million for 2018 and 2017.

Net deferred costs included in loans were $1.5 million at December 31, 2018 and $1.5 million at December 31, 2017.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans at December 31:

	2018		2017
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$267	$-	$629	$-
Real Estate – Construction	722	-	297	-
Real Estate – Commercial Mortgage	2,860	-	2,370	-
Real Estate – Residential	2,119	-	1,938	-
Real Estate – Home Equity	584	-	1,748	-
Consumer	320	-	177	36
Total Nonaccrual Loans	$6,872	$-	$7,159	$36

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans at December 31,

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
2018
Commercial, Financial and Agricultural	$104	$58	$-	$162	$233,260	$233,689
Real Estate – Construction	489	-	-	489	88,316	89,527
Real Estate – Commercial Mortgage	124	-	-	124	599,077	602,061
Real Estate – Residential	745	627	-	1,372	338,724	342,215
Real Estate – Home Equity	512	124	-	636	208,891	210,111
Consumer	1,661	313	-	1,974	294,328	296,622
Total Past Due Loans	$3,635	$1,122	$-	$4,757	$1,762,596	$1,774,225

2017
Commercial, Financial and Agricultural	$87	$55	$-	$142	$217,395	$218,166
Real Estate – Construction	811	-	-	811	76,858	77,966
Real Estate – Commercial Mortgage	437	195	-	632	532,705	535,707
Real Estate – Residential	701	446	-	1,147	308,821	311,906
Real Estate – Home Equity	80	2	-	82	227,683	229,513
Consumer	1,316	413	36	1,765	278,292	280,234
Total Past Due Loans	$3,432	$1,111	$36	$4,579	$1,641,754	$1,653,492

(1) Total Loans include nonaccrual loans of $6.9 million for 2018 and $7.2 million for 2017.

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2018
Beginning Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307
Provision for Loan Losses	428	139	(223)	331	137	2,109	2,921
Charge-Offs	(644)	(7)	(315)	(780)	(533)	(2,395)	(4,674)
Recoveries	459	26	373	643	191	964	2,656
Net Charge-Offs	(185)	19	58	(137)	(342)	(1,431)	(2,018)
Ending Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210

2017
Beginning Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431
Provision for Loan Losses	1,037	(96)	542	(444)	180	996	2,215
Charge-Offs	(1,357)	-	(685)	(411)	(190)	(2,193)	(4,836)
Recoveries	313	50	174	616	219	1,125	2,497
Net Charge-Offs	(1,044)	50	(511)	205	29	(1,068)	(2,339)
Ending Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307

2016
Beginning Balance	$905	$101	$4,498	$4,409	$2,473	$1,567	$13,953
Provision for Loan Losses	817	67	(242)	(1,296)	(135)	1,608	819
Charge-Offs	(861)	-	(349)	(899)	(450)	(2,127)	(4,686)
Recoveries	337	-	408	1,231	409	960	3,345
Net Charge-Offs	(524)	-	59	332	(41)	(1,167)	(1,341)
Ending Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431

The following table details the amount of the allowance for loan losses by portfolio class at December 31, disaggregated on the basis of the Company’s impairment methodology:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2018
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$118	$52	$1,026	$919	$289	$1	$2,405
Loans Collectively
Evaluated for Impairment	1,316	228	3,155	2,481	2,012	2,613	11,805
Ending Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210

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

The Company’s recorded investment in loans as of December 31 related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2018
Individually Evaluated
for Impairment	$873	$781	$12,650	$10,593	$2,210	$88	$27,195
Collectively Evaluated
for Impairment	232,816	88,746	589,411	331,622	207,901	296,534	1,747,030
Total	$233,689	$89,527	$602,061	$342,215	$210,111	$296,622	$1,774,225

2017
Individually Evaluated
for Impairment	$1,378	$361	$19,280	$12,871	$3,332	$113	$37,335
Collectively Evaluated
for Impairment	216,788	77,605	516,427	299,035	226,181	280,121	1,616,157
Total	$218,166	$77,966	$535,707	$311,906	$229,513	$280,234	$1,653,492

2016
Individually Evaluated
for Impairment	$1,042	$247	$23,855	$15,596	$3,375	$174	$44,289
Collectively Evaluated
for Impairment	215,362	58,196	480,123	265,913	233,137	264,269	1,517,000
Total	$216,404	$58,443	$503,978	$281,509	$236,512	$264,443	$1,561,289

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

The following table presents loans individually evaluated for impairment by class of loans at December 31:

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
2018
Commercial, Financial and Agricultural	$873	$101	$772	$118
Real Estate – Construction	781	459	322	52
Real Estate – Commercial Mortgage	12,650	2,384	10,266	1,026
Real Estate – Residential	10,593	1,482	9,111	919
Real Estate – Home Equity	2,210	855	1,355	289
Consumer	88	49	39	1
Total	$27,195	$5,330	$21,865	$2,405

2017
Commercial, Financial and Agricultural	$1,378	$118	$1,260	$215
Real Estate – Construction	361	297	64	1
Real Estate – Commercial Mortgage	19,280	1,763	17,517	2,165
Real Estate – Residential	12,871	1,516	11,355	1,220
Real Estate – Home Equity	3,332	1,157	2,175	515
Consumer	113	45	68	1
Total	$37,335	$4,896	$32,439	$4,117

Nonaccrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.  Therefore, the sum of nonaccrual loans and accruing troubled debt restructurings will differ from the total individually classified impaired amount.

The following table summarizes the average recorded investment and interest income recognized for each of the last three years by class of impaired loans:

	2018		2017		2016
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and Agricultural	$1,123	$87	$1,117	$48	$886	$49
Real Estate – Construction	729	3	339	4	69	1
Real Estate – Commercial Mortgage	17,463	653	21,682	911	21,376	920
Real Estate – Residential	11,890	550	14,261	683	17,314	786
Real Estate – Home Equity	2,714	98	3,290	108	3,076	115
Consumer	99	7	141	8	207	9
Total	$34,018	$1,398	$40,830	$1,762	$42,928	$1,880

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

The following table presents the risk category of loans by segment at December 31:

	Commercial,
	Financial,			Total
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
2018
Pass	$232,417	$1,211,451	$295,888	$1,739,756
Special Mention	479	11,048	54	11,581
Substandard	793	21,415	680	22,888
Doubtful	-	-	-	-
Total Loans	$233,689	$1,243,914	$296,622	$1,774,225

2017
Pass	$209,230	$1,112,477	$279,515	$1,601,222
Special Mention	7,879	13,324	65	21,268
Substandard	1,057	29,291	654	31,002
Doubtful	-	-	-	-
Total Loans	$218,166	$1,155,092	$280,234	$1,653,492

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

The following table presents loans classified as TDRs at December 31:

	2018		2017
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$873	$-	$822	$-
Real Estate – Construction	59	-	64	-
Real Estate – Commercial Mortgage	9,910	1,239	17,058	1,636
Real Estate – Residential	9,234	1,222	11,666	503
Real Estate – Home Equity	1,920	179	2,441	186
Consumer	88	-	113	-
Total TDRs	$22,084	$2,640	$32,164	$2,325

For TDRs, the Company estimated $2.3 million and $3.8 million of impaired loan loss reserves for these loans at December 31, 2018 and December 31, 2017, respectively.

Loans classified as TDRs during 2018, 2017, and 2016 are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.  The financial impact of these modifications was not material.

	2018		2017		2016
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	1	$230	1	$22	-	$-
Real Estate – Construction	-	-	1	65	-	-
Real Estate – Commercial Mortgage	1	228	1	70	3	5,012
Real Estate – Residential	2	108	2	283	6	590
Real Estate – Home Equity	2	110	4	203	5	206
Consumer	-	-	-	-	-	-
Total TDRs	6	$676	9	$643	14	$5,808

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods included.

	2018		2017		2016
	Number	Post-Modified	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Extended amortization	2	$303	1	$70	3	$4,703
Interest rate adjustment	1	33	3	302	-	-
Extended amortization and
interest rate adjustment	1	27	4	249	11	1,105
Principal Moratorium	2	313	-	-	-	-
Other	-	-	1	22	-	-
Total TDRs	6	$676	9	$643	14	$5,808

The following table presents loans classified as TDRs for which there was a payment default and the loans were modified within the twelve months prior to default.

	2018		2017		2016
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-	-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	-	-	-
Real Estate – Residential	1	76	-	-	-	-
Total TDRs	1	$76	-	$-	-	$-

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

Note 4

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31 was as follows:

(Dollars in Thousands)	2018	2017
Land	$23,697	$24,061
Buildings(1)	109,711	111,716
Fixtures and Equipment	45,572	45,012
Total	178,980	180,789
Accumulated Depreciation	(91,790)	(89,091)
Premises and Equipment, Net	$87,190	$91,698

Depreciation expense for the above premises and equipment was approximately $6.5 million in 2018 and $6.6 million in 2017.

Note 5

GOODWILL

At December 31, 2018 and December 31, 2017, the Company had goodwill of $84.8 million.  Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist.  Testing allows for a qualitative assessment of goodwill impairment indicators.  If the assessment indicates that impairment has more than likely occurred, the Company must compare the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment charge is recorded equal to the excess.

During the fourth quarter of 2018, the Company performed its annual goodwill impairment testing and determined that no goodwill impairment existed at December 31, 2018.  The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Note 6

OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity at of December 31,

(Dollars in Thousands)	2018	2017	2016
Beginning Balance	$3,941	$10,638	$19,290
Additions	2,140	2,384	4,016
Valuation Write-Downs	(1,046)	(1,318)	(2,363)
Sales	(2,793)	(7,496)	(10,305)
Other	(13)	(267)	-
Ending Balance	$2,229	$3,941	$10,638

Net expenses applicable to other real estate owned for the three years ended December 31, was as follows:

(Dollars in Thousands)	2018	2017	2016
Gains from the Sale of Properties	$(2,288)	$(1,054)	$(410)
Losses from the Sale of Properties	307	518	1,272
Rental Income from Properties	(12)	(76)	(88)
Property Carrying Costs	505	429	511
Valuation Adjustments	1,046	1,318	2,364
Total	$(442)	$1,135	$3,649

At December 31, 2018, the Company had $1.2 million of loans secured by residential real estate in the process of foreclosure.

Note 7

DEPOSITS

The composition of the Company's interest bearing deposits at December 31 was as follows:

(Dollars in Thousands)	2018	2017
NOW Accounts	$867,209	$877,820
Money Market Accounts	237,739	239,212
Savings Deposits	358,306	335,140
Time Deposits	120,744	143,122
Total Interest Bearing Deposits	$1,583,998	$1,595,294

At December 31, 2018 and 2017, $1.6 million in overdrawn deposit accounts were reclassified as loans.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $6.5 million and $8.2 million at December 31, 2018 and December 31, 2017, respectively.

At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)	2018
2019	$98,960
2020	13,563
2021	5,045
2022	1,668
2023 and thereafter	1,508
Total	$120,744

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2018	2017	2016
NOW Accounts	$3,152	$1,094	$292
Money Market Accounts	675	252	120
Savings Deposits	172	159	144
Time Deposits < $250,000	234	274	306
Time Deposits > $250,000	10	10	17
Total	$4,243	$1,789	$879

Note 8

SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings(2)
2018
Balance at December 31	$-	$10,092	$3,449
Maximum indebtedness at any month end	-	10,092	10,044
Daily average indebtedness outstanding	20	7,951	3,021
Average rate paid for the year	2.41%	0.49%	2.31%
Average rate paid on period-end borrowings	-%	0.88%	1.61%

2017
Balance at December 31	$-	$7,272	$208
Maximum indebtedness at any month end	-	7,272	6,218
Daily average indebtedness outstanding	7	7,266	2,654
Average rate paid for the year	1.60%	0.10%	2.79%
Average rate paid on period-end borrowings	-%	0.15%	6.13%

2016
Balance at December 31	$-	$6,490	$6,259
Maximum indebtedness at any month end	-	74,911	7,961
Daily average indebtedness outstanding	11	32,732	4,019
Average rate paid for the year	1.00%	0.05%	3.28%
Average rate paid on period-end borrowings	-%	0.05%	3.05%

(1) Balances are fully collateralized by government treasury or agency securities held in the Company's investment portfolio.
(2) Comprised of FHLB advances.

Note 9

LONG-TERM BORROWINGS

Federal Home Loan Bank Advances.  FHLB long-term advances totaled $6.5 million at December 31, 2018 and $11.3 million at December 31, 2017.  The advances mature at varying dates from 2020 through 2025 and had a weighted-average rate of 2.99% and 2.48% at December 31, 2018 and 2017, respectively.  The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.  Interest on the FHLB advances is paid on a monthly basis.

Note Payable.  Long-term note payable totaled $2.1 million at December 31, 2018 and $2.7 million at December 31, 2017.  The note matures on March 30, 2027.  Interest is payable quarterly on the note equal to the prime interest rate which is adjusted quarterly.  A principal payment of $0.3 million is required on an annual basis.

Scheduled minimum future principal payments on our other long-term borrowings at December 31 were as follows:

(Dollars in Thousands)	2018
2019	$1,314
2020	1,667
2021	1,209
2022	2,891
2023	553
2024 and thereafter	934
Total	$8,568

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

In May 2005, CCBG Capital Trust II issued $31.0 million of trust preferred securities which represent interest in the assets of the trust.  The interest payments are due quarterly at 3-month LIBOR plus a margin of 1.80%, adjusted quarterly.  The trust preferred securities will mature on June 15, 2035, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment.  Distributions on the trust preferred securities are payable quarterly on March 15, June 15, September 15, and December 15 of each year.  CCBG Capital Trust II also issued $959,000 of common equity securities to CCBG.  The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $32.0 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods.  Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  At December 31, 2018, the Company has paid all interest payments in full.

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

On April 12, 2016, the Company retired $10 million in face value of trust preferred securities that were auctioned as part of a liquidation of a pooled collateralized debt obligation fund.  The trust preferred securities were originally issued through CCBG Capital Trust I.  The Company’s winning bid equated to approximately 75% of the $10 million par value, with the 25% discount resulting in a pre-tax gain of approximately $2.5 million.  The Company utilized internal resources and a $3.75 million draw on a short-term borrowing facility to fund the repurchase.

Despite the fact that the accounts of CCBG Capital Trust I and CCBG Capital Trust II are not included in the Company’s consolidated financial statements, the $20.0 million and $31.0 million, respectively, in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 Capital of Capital City Bank Group, Inc. as allowed by Federal Reserve guidelines.

Note 10

INCOME TAXES

The provision for income taxes reflected in the statements of comprehensive income is comprised of the following components:

(Dollars in Thousands)	2018	2017	2016
Current:
Federal	$(1,617)	$5,792	$2,295
State	201	140	115
	(1,416)	5,932	2,410
Deferred:
Federal	3,620	1,232	2,742
State	1,285	974	712
Expense Due to Enactment of Federal Tax Reform	-	4,066	-
Change in Valuation Allowance	(68)	(1)	3
	4,837	6,271	3,457
Total:
Federal	2,003	7,024	5,037
State	1,486	1,114	827
Expense Due to Enactment of Federal Tax Reform	-	4,066	-
Change in Valuation Allowance	(68)	(1)	3
Total	$3,421	$12,203	$5,867

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law.  Among other things, the Tax Act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, we were required to re-measure, through 2017 income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  The Company’s 2017 financial results reflected the income tax effects of the Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined.  The Company recorded a provisional amount of $4.1 million tax expense for the impact of the re-measurement of its deferred tax inventory.  No adjustments to the provisional amounts were recorded during the one year measurement period ended December 22, 2018.

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 to pre-tax income as a result of the following:

(Dollars in Thousands)	2018	2017	2016
Tax Expense at Federal Statutory Rate	$6,225	$8,074	$6,165
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(494)	(805)	(662)
2017 Provision to Return - Impact of Federal Tax Reform	(3,590)	-	-
State Taxes, Net of Federal Benefit	1,174	724	538
Other	348	439	121
Change in Valuation Allowance	(68)	(1)	3
Tax-Exempt Cash Surrender Value Life Insurance Benefit	(174)	(294)	(298)
Expense Due to Enactment of Federal Tax Reform	-	4,066	-
Actual Tax Expense	$3,421	$12,203	$5,867

In connection with filing its 2017 income tax returns, the Company recorded a permanent net income tax benefit of $3.6 million.  This benefit was a result of deductions claimed on the Company’s 2017 income tax returns, partially offset by repricing of its current and deferred income tax position associated with the Tax Cuts and Jobs Act of 2017.

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2018 and 2017 are as follows:

(Dollars in Thousands)	2018	2017
Deferred Tax Assets Attributable to:
Allowance for Loan Losses	$3,602	$3,373
Accrued Pension/SERP	9,102	10,289
State Net Operating Loss and Tax Credit Carry-Forwards	4,532	5,074
Other Real Estate Owned	1,270	1,520
Federal Net Operating Loss and Tax Credit Carry-Forwards	-	50
Accrued SERP Liability	1,869	1,398
Other	3,101	2,694
Total Deferred Tax Assets	$23,476	$24,398

Deferred Tax Liabilities Attributable to:
Depreciation on Premises and Equipment	$3,970	$3,272
Deferred Loan Fees and Costs	2,356	2,266
Intangible Assets	3,232	3,035
Accrued Pension Liability	5,001	907
Investments	469	469
Other	4	5
Total Deferred Tax Liabilities	15,032	9,954
Valuation Allowance	1,688	1,755
Net Deferred Tax Asset	$6,756	$12,689

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of certain state net operating loss carry-forwards, certain state tax credit carry-forwards, and certain state capital loss carry-forwards expected to expire prior to utilization, will be realized.  Accordingly, a valuation allowance of $1.7 million is recorded at December 31, 2018.  At December 31, 2018, the Company had state loss and tax credit carry-forwards of approximately $4.5 million, which expire at various dates from 2019 through 2038.

The Company had no unrecognized tax benefits at December 31, 2018, December 31, 2017, and December 31, 2016.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  There were no penalties and interest related to income taxes recorded in the income statement for the years ended December 31, 2018, 2017 and 2016.  There were no amounts accrued in the balance sheet for penalties and interest at December 31, 2018 and 2017.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2015.

Note 11

STOCK-BASED COMPENSATION

At December 31, 2018, the Company had three stock-based compensation plans, consisting of the 2011 Associate Incentive Plan (“AIP”), the 2011 Associate Stock Purchase Plan (“ASPP”), and the 2011 Director Stock Purchase Plan (“DSPP”).  These plans, which were approved by the shareowners in April 2011, replaced substantially similar plans approved by the shareowners in 2004.  Total compensation expense associated with these plans for 2016 through 2018 was $1.8 million, $2.0 million, and $1.9 million, respectively.

AIP.  The AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the 2011 AIP there were 875,000 shares reserved for issuance.  In 2018, the Company, pursuant to the terms and conditions of the AIP, created the 2018 Incentive Plan (“2018 Plan”), under which all participants in the 2018 Plan were eligible to earn performance shares.  Awards under the 2018 Plan were tied to internally established performance goals.  At base level targets, the grant-date fair value of the shares eligible to be awarded in 2018 was approximately $0.9 million.  Approximately 75% of the award is in the form of stock and 25% in the form of a cash bonus.  For 2018, a total of 28,800 shares were eligible for issuance, but additional shares could be earned if performance exceeded established goals.  A total of 34,436 shares were earned for 2018.  The Company recognized expense of $1.1 million, $0.8 million, and $1.2 million for years ended 2018, 2017 and 2016, respectively.

Executive Long-Term Incentive Plan (“LTIP”).  In 2007, the Company established a Performance Share Unit Plan under the provisions of the AIP that allows William G. Smith, Jr., the Chairman, President, and Chief Executive Officer of CCBG, Inc. to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  At December 31, 2018, there were three LTIP agreements in place for the years 2016-2018.  The Company recognized $0.3 million, $0.6 million, and $0.3 million in expense for years 2018, 2017 and 2016, respectively, under these LTIP agreements.  At Mr. Smith’s request, the Compensation Committee, with board approval, exercised its negative discretion option whereby the grant for the three-year period beginning 2016 was cancelled and therefore there was no pay-out.  In addition, the Company entered into similar LTIP agreements with Thomas A. Barron, the President of CCB for the years 2016-2018 that allows shares to be earned based on the compound annual growth rate in diluted earnings per share over a three-year period.  At December 31, 2018, there were three LTIP agreements in place for the years 2016-2018.  The Company recognized $0.2 million, $0.4, and $0.2 million in expense for years 2018, 2017 and 2016, respectively.  Shares issued under Mr. Barron’s LTIP plans were 9,810 in 2018 and 6,450 in 2017.  The Company also entered into a similar agreement with J. Kimbrough Davis, Chief Financial Officer of the Company, which is being phased in over a three-year period (2017-2019) that allows shares to be earned based on the compound annual growth rate in diluted earnings per share.  The Company recognized $0.2 million and $0.1 million in expense for the years ended 2018 and 2017, respectively, under this agreement.  Shares issued under Mr. Davis’s LTIP plan were 2,406 in 2018.

After deducting the shares earned in 2018 under the AIP and LTIP, 426,472 shares remain eligible for issuance under the 2011 AIP.

DSPP.  The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.  Under the 2011 DSPP there were 150,000 shares reserved for issuance.  For 2018, the Company issued 14,470 shares and recognized approximately $35,000 in expense under the DSPP.  For 2017, the Company issued 10,340 shares and recognized approximately $22,000 in expense under the DSPP.  For 2016, the Company issued 15,530 shares under the DSPP and recognized approximately $23,000 in expense related to this plan.  At December 31, 2018, there are 33,910 shares eligible for issuance under the 2011 DSPP.

ASPP.  Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Under the 2011 ASPP there were 593,750 shares of common stock reserved for issuance.   For 2018, 19,503 shares were acquired and approximately $70,000 in expense was recognized under the ASPP.  For 2017, 28,874 shares were acquired and approximately $94,000 in expense was recognized under the ASPP.  For 2016, 44,782 shares were acquired under the ASPP and approximately $100,000 in expense was recognized related to this plan.  At December 31, 2018, 304,073 shares remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $3.57 for 2018.  For 2017 and 2016, the weighted average fair value purchase right granted was $3.28 and $2.22, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2018	2017	2016
Dividend yield	1.4%	1.2%	1.1%
Expected volatility	18.7%	21.6%	19.5%
Risk-free interest rate	1.8%	0.9%	0.4%
Expected life (in years)	0.5	0.5	0.5

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

(Dollars in Thousands)	2018	2017	2016
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$165,084	$152,585	$141,039
Service Cost	6,884	6,752	6,453
Interest Cost	5,661	5,750	5,587
Actuarial (Gain) Loss	(16,349)	10,877	9,118
Benefits Paid	(11,686)	(10,541)	(9,412)
Expenses Paid	(247)	(339)	(200)
Projected Benefit Obligation at End of Year	$149,347	$165,084	$152,585

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$129,719	$113,813	$105,792
Actual (Loss) Return on Plan Assets	(6,251)	16,786	7,633
Employer Contributions	23,000	10,000	10,000
Benefits Paid	(11,686)	(10,541)	(9,412)
Expenses Paid	(247)	(339)	(200)
Fair Value of Plan Assets at End of Year	$134,535	$129,719	$113,813

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$14,812	$35,365	$38,772

Accumulated Benefit Obligation at End of Year	$130,477	$144,139	$130,109

Components of Net Periodic Benefit Costs:
Service Cost	$6,884	$6,752	$6,453
Interest Cost	5,661	5,750	5,587
Expected Return on Plan Assets	(9,564)	(8,026)	(7,736)
Amortization of Prior Service Costs	199	223	278
Net Loss Amortization	3,673	3,812	3,201
Net Periodic Benefit Cost	$6,853	$8,511	$7,783

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.43%	3.71%	4.21%
Rate of Compensation Increase(1)	4.00%	3.25%	3.25%
Measurement Date	12/31/18	12/31/17	12/31/16

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	3.71%	4.21%	4.52%
Expected Return on Plan Assets	7.25%	7.25%	7.50%
Rate of Compensation Increase	3.25%	3.25%	3.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial (Gain) Loss	$(533)	$2,117	$9,221
Prior Service Cost	(199)	(223)	(278)
Net Loss	(3,673)	(3,812)	(3,201)
Deferred Tax Expense (Benefit)	1,118	5,898	(2,216)
Other Comprehensive Loss (Gain), net of tax	$(3,287)	$3,980	$3,526

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$34,491	$38,698	$40,392
Prior Service Cost	66	265	488
Deferred Tax Benefit	(8,757)	(9,876)	(15,772)
Accumulated Other Comprehensive Loss, net of tax	$25,800	$29,087	$25,108

(1) For 12/31/2018, the Company utilized an age-graded approach that varies the rate based on the age of the participants.

The service cost component of net periodic benefit cost is reflected in compensation expense in the accompanying statements of income.  The other components of net periodic cost are included in “other” within the noninterest expense category in the statements of income.  See Note 1 – Significant Accounting Policies for additional information.

The Company expects to recognize $3.9 million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2018 as a component of net periodic benefit cost during 2019.

Plan Assets. The Company’s pension plan asset allocation at December 31, 2018 and 2017, and the target asset allocation for 2019 are as follows:

	Target	Percentage of Plan
	Allocation	Assets at December 31(1)
	2019	2018	2017
Equity Securities	68%	67%	74%
Debt Securities	27%	21%	21%
Cash and Cash Equivalents	5%	12%	5%
Total	100%	100%	100%

(1)    Represents asset allocation at December 31 which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

The Company’s pension plan assets are overseen by the CCBG Retirement Committee.  Capital City Trust Company acts as the investment manager for the plan.  The investment strategy is to maximize return on investments while minimizing risk.  The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in mutual funds that include various high-grade equity securities and investment-grade debt issuances with varying investment strategies.  The target asset allocation will periodically be adjusted based on market conditions and will operate within the following investment policy statement allocation ranges: equity securities ranging from 55% and 81%, debt securities ranging from 17% and 37%, and cash and cash equivalents ranging from 0% and 10%.   The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets.  The Company considers historical performance data and economic/financial data to arrive at expected long-term rates of return for each asset category.

The major categories of assets in the Company’s pension plan at December 31 are presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value Measurements).

(Dollars in Thousands)	2018	2017
Level 1:
U.S. Treasury Securities	$398	$-
Mutual Funds	112,131	$118,474
Cash and Cash Equivalents	16,788	7,103

Level 2:
U.S. Government Agency	2,822	4,142
Corporate Notes/Bonds	2,396	-

Total Fair Value of Plan Assets	$134,535	$129,719

Expected Benefit Payments. At December 31, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)	2018
2019	$11,271
2020	11,536
2021	11,466
2022	11,435
2023	11,571
2024 through 2028	54,525
Total	$111,804

Contributions.  The following table details the amounts contributed to the pension plan in 2018 and 2017, and the expected amount to be contributed in 2019.

			Expected
			Contribution
(Dollars in Thousands)	2017	2018	2019(1)
Actual Contributions	$10,000	$23,000	$5,000

(1)     For 2019, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

(Dollars in Thousands)	2018	2017	2016
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$7,285	$5,741	$4,842
Interest Cost	227	191	162
Actuarial Loss	1,348	1,353	737
Projected Benefit Obligation at End of Year	$8,860	$7,285	$5,741

Funded Status of Plan and Accrued Liability Recognized at End of Year:

Other Liabilities	$8,860	$7,285	$5,741

Accumulated Benefit Obligation at End of Year	$7,557	$6,485	$4,913

Components of Net Periodic Benefit Costs:
Interest Cost	227	191	162
Net Loss Amortization	1,626	597	759
Net Periodic Benefit Cost	$1,853	$788	$921

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.23%	3.53%	3.92%
Rate of Compensation Increase(1)	4.00%	3.25%	3.25%
Measurement Date	12/31/18	12/31/17	12/31/16

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	3.53%	3.92%	4.13%
Rate of Compensation Increase	3.25%	3.25%	3.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss	$1,348	$1,353	$737
Net Loss	(1,626)	(597)	(759)
Deferred Tax (Benefit) Expense	71	(77)	8
Other Comprehensive Loss (Gain), net of tax	$(207)	$679	$(14)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss	$1,348	$1,626	$870
Deferred Tax Benefit	(341)	(412)	(336)
Accumulated Other Comprehensive Loss, net of tax	$1,007	$1,214	$534

(1) For 12/31/2018, the Company utilized an age-graded approach that varies the rate based on the age of the participants.

The Company expects to recognize approximately $0.8 million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2018 as a component of net periodic benefit cost during 2019.

Expected Benefit Payments. As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)	2018
2019	$3,638
2020	2,294
2021	1,454
2022	1,244
2023	823
2024 through 2028	89
Total	$9,542

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to contribute any amount, up to the maximum annual limit allowed by the IRS, of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant's compensation for eligible associates.  For the years 2016-2018, the Company made annual matching contributions of $0.6 million.  The participant may choose to invest their contributions into thirty-three investment options available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  Shares issued to participants have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2018, 2017 and 2016.

Note 13

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands)	2018	2017	2016
Numerator:
Net Income	$26,224	$10,863	$11,746

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,029	16,952	16,989
Effects of Dilutive Securities Stock Compensation Plans	43	61	72

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,072	17,013	17,061

Basic Earnings Per Share	$1.54	$0.64	$0.69
Diluted Earnings Per Share	$1.54	$0.64	$0.69

Note 14

REGULATORY MATTERS

Regulatory Capital Requirements.  The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements.  Under capital  adequacy guidelines  and the  regulatory framework  for  prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.  A detailed description of these regulatory capital requirements is provided in the section captioned “Regulatory Considerations – Capital Regulations” section on page 14.

Management believes, at December 31, 2018 and 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.  At December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum common equity tier 1, total risk-based, tier 1 risk based and tier 1 leverage ratios as set forth in the following tables.  There are not conditions or events since the notification that management believes have changed the Bank’s category.  The Company and Bank’s actual capital amounts and ratios at December 31, 2018 and 2017 are presented in the following table.

					To Be Well-
					Capitalized Under
			Required		Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2018
Common Equity Tier 1:
CCBG	$249,774	13.58%	$82,748	4.50%	*	*
CCB	290,014	15.82%	82,503	4.50%	$119,172	6.50%

Tier 1 Capital:
CCBG	300,774	16.36%	110,331	6.00%	*	*
CCB	290,014	15.82%	110,005	6.00%	146,673	8.00%

Total Capital:
CCBG	314,984	17.13%	147,108	8.00%	*	*
CCB	304,224	16.59%	146,673	8.00%	183,341	10.00%

Tier 1 Leverage:
CCBG	300,774	10.89%	110,491	4.00%	*	*
CCB	290,014	10.53%	110,216	4.00%	137,770	5.00%

2017
Common Equity Tier 1:
CCBG	$234,477	13.42%	$78,648	4.50%	*	*
CCB	275,796	15.83%	78,418	4.50%	$113,270	6.50%

Tier 1 Capital:
CCBG	285,477	16.33%	104,864	6.00%	*	*
CCB	275,796	15.83%	104,557	6.00%	139,410	8.00%

Total Capital:
CCBG	298,784	17.10%	139,819	8.00%	*	*
CCB	289,103	16.59%	139,410	8.00%	174,262	10.00%

Tier 1 Leverage:
CCBG	285,477	10.47%	109,082	4.00%	*	*
CCB	275,796	10.14%	108,764	4.00%	135,956	5.00%

* Not applicable to bank holding companies.

Dividend Restrictions.  In the ordinary course of business, the Company is dependent upon dividends from its banking subsidiary to provide funds for the payment of dividends to shareowners and to provide for other cash requirements.  Banking regulations may limit the amount of dividends that may be paid.  Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Company’s banking subsidiary to fall below specified minimum levels.  Approval is also required if dividends declared exceed the net profits of the banking subsidiary for that year combined with the retained net profits for proceeding two years.  In 2019, the bank subsidiary may declare dividends without regulatory approval of $17.0 million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2019 up to the date of any such dividend declaration.

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

The following table summarizes the tax effects for each component of other comprehensive income (loss) and includes separately the reclassification adjustment for investment securities and benefit plans:

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
2018
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(409)	$103	$(306)
Amortization of losses on securities transferred from available for sale to
held to maturity	55	(14)	41
Total Investment Securities	(354)	89	(265)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	199	(50)	149
Reclassification adjustment for amortization of net loss	5,299	(1,346)	3,953
Current year actuarial loss	(815)	207	(608)
Total Benefit Plans	4,683	(1,189)	3,494

Total Other Comprehensive Income	$4,329	$(1,100)	$3,229

2017
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,459)	$564	$(895)
Amortization of losses on securities transferred from available for sale to
held to maturity	73	(29)	44
Total Investment Securities	(1,386)	535	(851)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	223	(86)	137
Reclassification adjustment for amortization of net loss	4,409	(1,622)	2,787
Current year actuarial loss	(3,470)	1,159	(2,311)
Total Benefit Plans	1,162	(549)	613

Total Other Comprehensive Loss	$(224)	$(14)	$(238)

2016
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(828)	$322	$(506)
Amortization of losses on securities transferred from available for sale to
held to maturity	82	(32)	50
Total Investment Securities	(746)	290	(456)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	278	(107)	171
Reclassification adjustment for amortization of net loss	3,960	(1,528)	2,432
Current year actuarial loss	(9,958)	3,843	(6,115)
Total Benefit Plans	(5,720)	2,208	(3,512)

Total Other Comprehensive Loss	$(6,466)	$2,498	$(3,968)

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2018	$(1,743)	$(30,301)	$(32,044)
Other comprehensive (loss) income during the period	(265)	3,494	3,229
Balance as of December 31, 2018	$(2,008)	$(26,807)	$(28,815)

Balance as of January 1, 2017	$(583)	$(25,642)	$(26,225)
Other comprehensive (loss) income during the period	(851)	613	(238)
Adoption of ASU No. 2018-02	(309)	(5,272)	(5,581)
Balance as of December 31, 2017	$(1,743)	$(30,301)	$(32,044)

Balance as of January 1, 2016	$(127)	$(22,130)	$(22,257)
Other comprehensive loss during the period	(456)	(3,512)	(3,968)
Balance as of December 31, 2016	$(583)	$(25,642)	$(26,225)

Note 16

RELATED PARTY TRANSACTIONS

At December 31, 2018 and 2017, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $8.6 million and $7.4 million, respectively.  During 2018, $10.6 million in new loans were made and repayments totaled $9.4 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Deposits from certain directors, executive officers, and their related interests totaled $37.9 million and $26.6 million at December 31, 2018 and 2017, respectively.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which William G. Smith, Jr. has an interest.  The lease agreement with Smith Interests General Partnership L.L.P. provides for annual lease payments of approximately $170,000, to be adjusted for inflation in future years.

On December 10, 2018, the Company entered into a negotiated private transaction to repurchase 324,441 shares of its common stock from the Estate of Robert H. Smith, a 5% beneficial owner of the Company’s common stock.  The purchase price per share was $24.75.  The transaction was reviewed, processed and approved in accordance with the Company’s Related Party Transaction Policy.

William G. Smith, III, the son of our Chairman, President and Chief Executive Officer, William G. Smith, Jr., is employed as a Vice President of Capital City Bank.  In 2018, William G. Smith, III’s total compensation (consisting of annual base salary, annual bonus, and stock-based compensation) was approximately $142,000.  His compensation was determined in accordance with our standard employment and compensation practices applicable to associates with similar responsibilities and positions.

Note 17

OTHER NONINTEREST EXPENSE

Components of other noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2018	2017	2016
Legal Fees	$2,055	$1,933	$2,311
Professional Fees	5,003	3,689	3,424
Telephone	2,224	2,405	2,296
Advertising	1,611	1,731	1,702
Processing Services	5,978	6,253	6,471
Insurance – Other	1,625	1,626	2,060
Pension – Other	1,828	2,565	2,251
Other	9,197	7,961	8,021
Total	$29,521	$28,163	$28,536

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

	2018			2017
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$94,572	$373,438	$468,010	$78,390	$366,750	$445,140
Standby Letters of Credit	4,986	-	4,986	4,678	-	4,678
Total	$99,558	$373,438	$472,996	$83,068	$366,750	$449,818

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $0.5 million in 2018, 2017, and 2016.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2018, are as follows (dollars in millions):  2019, $0.5; 2020, $0.4; 2021, $0.4; 2022, $0.4, thereafter, $1.5.

Contingencies.  The Company is a party to lawsuits and claims arising out of the normal course of business.  In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Further information on the swap contract is contained within Note 19 below.  In June 2018, Visa increased the litigation reserve by $600 million and revised the conversion ratio for the Class B shares resulting in a $0.2 million payable due the counterparty under the swap contract. Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly payments during 2018 totaled $495,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

In general, the Company does not purchase securities that have a complicated structure.  The Company’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds.  Pricing for such instruments is easily obtained.    At least annually, the Company will validate prices supplied by the independent pricing service by comparing them to prices obtained from an independent third-party source.

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At December 31, 2018, there were no amounts payable.

A summary of fair values for assets and liabilities at December 31 consisted of the following:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
2018
Securities Available for Sale:
U.S. Government Treasury	$261,849	$-	$-	$261,849
U.S. Government Agency	-	133,206	-	133,206
States and Political Subdivisions	-	42,365	-	42,365
Mortgage-Backed Securities	-	943	-	943
Equity Securities	-	7,794	-	7,794

2017
Securities Available for Sale:
U.S. Government Treasury	$235,341	$-	$-	$235,341
U.S. Government Agency	-	144,644	-	144,644
State and Political Subdivisions	-	91,157	-	91,157
Mortgage-Backed Securities	-	1,185	-	1,185
Equity Securities	-	8,584	-	8,584

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $5.6 million with a valuation allowance of $0.8 million at December 31, 2018 and $6.1 million and $1.1 million, respectively, at December 31, 2017.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During 2018 and 2017, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and record valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

Loans.  The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based upon projected cash flows and estimated discount rates. For values reported prior to 2018, the discount rates used to projecting cash flows reflected the credit and interest rate risks inherent in each loan category.  The calculated present values are then reduced by an allocation of the allowance for loan losses against each respective loan category.  Pursuant to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, for values reported for 2018, fair value reflects the incorporation of a liquidity discount to meet the objective of “exit price” valuation.

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

A summary of estimated fair values of significant financial instruments at December 31 consisted of the following:

	2018
(Dollars in Thousands)	Carrying	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$62,032	$62,032	$-	$-
Short-Term Investments	213,968	213,968	-	-
Investment Securities, Available for Sale	446,157	261,849	184,308	-
Investment Securities, Held to Maturity	217,320	34,611	179,802	-
Loans Held for Sale	6,869	-	6,869	-
Equity Securities(1)	3,591	-	3,591	-
Loans, Net of Allowance for Loan Losses	1,760,015	-	-	1,730,161

LIABILITIES:
Deposits	$2,531,856	$-	$2,529,841	$-
Short-Term Borrowings	13,541	-	13,541	-
Subordinated Notes Payable	52,887	-	42,359	-
Long-Term Borrowings	8,568	-	7,879	-

(1) Not readily marketable securities are reflected in other assets.

	2017
(Dollars in Thousands)	Carrying	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$58,419	$58,419	$-	$-
Short-Term Investments	227,023	227,023	-	-
Investment Securities, Available for Sale	480,911	235,341	245,570	-
Investment Securities, Held to Maturity	216,679	97,815	117,192	-
Loans Held for Sale	4,817	-	4,817	-
Loans, Net of Allowance for Loan Losses	1,640,185	-	-	1,625,310

LIABILITIES:
Deposits	$2,469,877	$-	$2,382,818	$-
Short-Term Borrowings	7,480	-	7,482	-
Subordinated Notes Payable	52,887	-	41,718	-
Long-Term Borrowings	13,967	-	14,081	-

All non-financial instruments are excluded from the above table.  The disclosures also do not include goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2018	2017
ASSETS
Cash and Due From Subsidiary Bank	$19,053	$17,515
Investment in Subsidiary Bank	344,714	327,416
Other Assets	5,440	5,112
Total Assets	$369,207	$350,043

LIABILITIES
Long-Term Borrowings	$2,100	$2,700
Subordinated Notes Payable	52,887	52,887
Other Liabilities	11,633	10,246
Total Liabilities	66,620	65,833

SHAREOWNERS’ EQUITY
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,747,571 and 16,988,951 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	167	170
Additional Paid-In Capital	31,058	36,674
Retained Earnings	300,177	279,410
Accumulated Other Comprehensive Loss, Net of Tax	(28,815)	(32,044)
Total Shareowners’ Equity	302,587	284,210
Total Liabilities and Shareowners’ Equity	$369,207	$350,043

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2018	2017	2016
OPERATING INCOME
Income Received from Subsidiary Bank:
Administrative Fees	$5,700	$4,813	$4,700
Dividends	15,000	12,000	9,300
Other Income	171	124	2,675
Total Operating Income	20,871	16,937	16,675

OPERATING EXPENSE
Salaries and Associate Benefits	3,679	3,783	3,581
Interest on Subordinated Notes Payable	2,286	1,761	1,527
Professional Fees	1,210	1,072	1,114
Advertising	106	130	160
Legal Fees	166	140	167
Other	2,170	1,338	1,384
Total Operating Expense	9,617	8,224	7,933
Earnings Before Income Taxes and Equity in Undistributed
Earnings of Subsidiary Bank	11,254	8,713	8,742
Income Tax (Benefit) Expense	(901)	166	(1,492)
Earnings Before Equity in Undistributed Earnings of Subsidiary Bank	12,155	8,547	10,234
Equity in Undistributed Earnings of Subsidiary Bank	14,069	2,316	1,512
Net Income	$26,224	$10,863	$11,746

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,224	$10,863	$11,746
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(14,069)	(2,316)	(1,512)
Stock Compensation	1,421	1,502	1,260
Gain on Retirement of Trust Preferred Securities	-	-	(2,487)
Decrease (Increase) in Other Assets	(327)	450	(399)
Increase in Other Liabilities	1,579	960	345
Net Cash Provided By Operating Activities	14,828	11,459	8,953

CASH FROM FINANCING ACTIVITIES:
Redemption of Subordinated Notes	-	-	(7,500)
Proceeds from Short-Term Borrowings	-	-	3,750
Repayment of Short-Term Borrowings	-	-	(750)
Repayment of Long-Term Borrowings	(600)	(300)	-
Dividends Paid	(5,457)	(4,071)	(2,890)
Issuance of Common Stock Under Compensation Plans	797	809	840
Payments to Repurchase Common Stock	(8,030)	-	(6,312)
Net Cash Used In Financing Activities	(13,290)	(3,562)	(12,862)

Net Increase (Decrease) in Cash	1,538	7,897	(3,909)
Cash at Beginning of Year	17,515	9,618	13,527
Cash at End of Year	$19,053	$17,515	$9,618

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  At December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), at December 31, 2018.

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

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2018, and opined as to the effectiveness of internal control over financial reporting at December 31, 2018, as stated in its attestation report, which is included herein on page 110.

Change in Internal Control.  Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control.  There have been no changes in our internal control during our most recently completed fiscal quarter that materially affected, or are likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Capital City Bank Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital City Bank Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated March 5, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tallahassee, Florida

March 5, 2019

Part III

Item 10.      Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the sections entitled “Proposal No. 1 – Election of Directors”,  “Corporate Governance at Capital City,” “Share Ownership” and “Board Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2019.

Item 11.     Executive Compensation

Incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2019.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

The 2011 Associate Incentive Plan, 2011 Associate Stock Purchase Plan, and 2011 Director Stock Purchase Plan were approved by the Registrant’s shareowners.  The following table provides certain information regarding the Registrant’s equity compensation plans.

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price	under equity compensation
	outstanding options, warrants	of outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Securities Holders	—	$—	764,455(1)
Equity Compensation Plans Not
Approved by Securities Holders	—	—	—
Total	—	$—	764,455

(1)

Consists of 426,472 shares available for issuance under our 2011 Associate Incentive Plan, 304,073 shares available for issuance under our 2011 Associate Stock Purchase Plan, and 33,910 shares available for issuance under our 2011 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2011 Associate Incentive Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2019.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the sections entitled “Transactions With Related Persons” and “Corporate Governance at Capital City” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2019.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Committee Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2019.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

        1.     Financial Statements

                Report of Independent Registered Public Accounting Firm

                 Consolidated Statements of Financial Condition at the End of Fiscal Years 2018 and 2017

                Consolidated Statements of Income for Fiscal Years 2018, 2017, and 2016

                Consolidated Statements of Comprehensive Income for Fiscal Years 2018, 2017, and 2016

Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2018, 2017, and 2016

                Consolidated Statements of Cash Flows for Fiscal Years 2018, 2017, and 2016

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

21                           Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2018.**

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

Item 16.    Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 5, 2019, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 5, 2019 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

/s/ J. Kimbrough Davis

J. Kimbrough Davis

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 5, 2019, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ Thomas A. Barron	/s/ J. Everitt Drew
Thomas A. Barron	J. Everitt Drew

/s/ Allan G. Bense	/s/ Eric Grant
Allan G. Bense	Eric Grant

/s/ Frederick Carroll, III	/s/ Laura Johnson
Frederick Carroll, III	Laura Johnson

/s/ Cader B. Cox, III	/s/ John G. Sample, Jr
Cader B. Cox, III	John G. Sample, Jr

/s/ Stanley W. Connally, Jr.	/s/ William G. Smith, Jr.
Stanley W. Connally, Jr	William G. Smith, Jr.

/s/ Marshall M. Criser, III
Marshall M. Criser, III