Form 10-Q
period 2019-03-31
CAPITAL CITY BANK GROUP INC
filed 2019-05-03
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

At April 30, 2019, 16,812,485 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2019

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

•          our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;

•          legislative or regulatory changes;

•          the effects of security breaches and computer viruses that may affect our computer systems or fraud related to debit card products;

•          the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss reserve, deferred tax asset valuation and pension plan;

•          changes in accounting principles, policies, practices or guidelines, including the effects of forthcoming Current Expected Credit Losses (“CECL”) accounting implementation;

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in Thousands)	2019	2018
ASSETS
Cash and Due From Banks	$49,501	$62,032
Federal Funds Sold and Interest Bearing Deposits	304,213	213,968
Total Cash and Cash Equivalents	353,714	276,000

Investment Securities, Available for Sale, at fair value	429,016	446,157
Investment Securities, Held to Maturity, at amortized cost (fair value of $225,317 and $214,413)	226,179	217,320
Total Investment Securities	655,195	663,477

Loans Held For Sale	4,557	6,869

Loans, Net of Unearned Income	1,797,105	1,774,225
Allowance for Loan Losses	(14,120)	(14,210)
Loans, Net	1,782,985	1,760,015

Premises and Equipment, net	86,846	87,190
Goodwill	84,811	84,811
Other Real Estate Owned	1,902	2,229
Other Assets	82,041	78,592
Total Assets	$3,052,051	$2,959,183

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$995,853	$947,858
Interest Bearing Deposits	1,621,441	1,583,998
Total Deposits	2,617,294	2,531,856

Short-Term Borrowings	8,983	13,541
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	7,661	8,568
Other Liabilities	56,240	49,744
Total Liabilities	2,743,065	2,656,596

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,812,460 and 16,747,571 shares
issued and outstanding at March 31, 2019 and December 31, 2018, respectively	168	167
Additional Paid-In Capital	31,929	31,058
Retained Earnings	304,763	300,177
Accumulated Other Comprehensive Loss, net of tax	(27,874)	(28,815)
Total Shareowners’ Equity	308,986	302,587
Total Liabilities and Shareowners' Equity	$3,052,051	$2,959,183

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2019	2018
INTEREST INCOME
Loans, including Fees	$22,616	$19,535
Investment Securities:
Taxable Securities	3,387	2,523
Tax Exempt Securities	126	239
Federal Funds Sold and Interest Bearing Deposits	1,593	917
Total Interest Income	27,722	23,214

INTEREST EXPENSE
Deposits	2,099	868
Short-Term Borrowings	35	8
Subordinated Notes Payable	608	475
Other Long-Term Borrowings	72	100
Total Interest Expense	2,814	1,451

NET INTEREST INCOME	24,908	21,763
Provision for Loan Losses	767	745
Net Interest Income After Provision For Loan Losses	24,141	21,018

NONINTEREST INCOME
Deposit Fees	4,775	4,872
Bank Card Fees	2,855	2,811
Wealth Management Fees	2,323	2,173
Mortgage Banking Fees	993	1,057
Other	1,606	1,564
Total Noninterest Income	12,552	12,477

NONINTEREST EXPENSE
Compensation	16,349	15,911
Occupancy, net	4,509	4,551
Other Real Estate Owned, net	363	626
Other	6,977	6,818
Total Noninterest Expense	28,198	27,906

INCOME BEFORE INCOME TAXES	8,495	5,589
Income Tax Expense (Benefit)	2,059	(184)

NET INCOME	$6,436	$5,773

BASIC NET INCOME PER SHARE	$0.38	$0.34
DILUTED NET INCOME PER SHARE	$0.38	$0.34

Average Basic Shares Outstanding	16,791	17,028
Average Diluted Shares Outstanding	16,819	17,073

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in Thousands)	2019	2018
NET INCOME	$6,436	$5,773
Other comprehensive income (loss), before tax:
Change in net unrealized gain/loss on securities available for sale	1,250	(1,488)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	12	15
Total Investment Securities	1,262	(1,473)
Other comprehensive income (loss), before tax	1,262	(1,473)
Deferred tax expense (benefit) related to other comprehensive income	321	(373)
Other comprehensive income (loss), net of tax	941	(1,100)
TOTAL COMPREHENSIVE INCOME	$7,377	$4,673

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
	Shares	Common	Additional	Retained	Loss, Net of
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Paid-In Capital	Earnings	Taxes	Total
Balance, January 1, 2018	16,988,951	$170	$36,674	$279,410	$(32,044)	$284,210
Net Income	-	-	-	5,773	-	5,773
Other Comprehensive Loss, net of tax	-	-	-	-	(1,100)	(1,100)
Cash Dividends ($0.0700 per share)	-	-	-	(1,193)	-	(1,193)
Stock Based Compensation	-	-	331	-	-	331
Impact of Transactions Under Compensation Plans, net	55,115	1	338	-	-	339
Balance, March 31, 2018	17,044,066	$171	$37,343	$283,990	$(33,144)	$288,360

Balance, January 1, 2019	16,747,571	$167	$31,058	$300,177	$(28,815)	$302,587
Net Income	-	-	-	6,436	-	6,436
Other Comprehensive Income, net of tax	-	-	-	-	941	941
Cash Dividends ($0.1100 per share)	-	-	-	(1,850)	-	(1,850)
Stock Based Compensation	-	-	499	-	-	499
Impact of Transactions Under Compensation Plans, net	64,889	1	372	-	-	373
Balance, March 31, 2019	16,812,460	$168	$31,929	$304,763	$(27,874)	$308,986

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,436	$5,773
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	767	745
Depreciation	1,612	1,605
Amortization of Premiums, Discounts and Fees, net	1,234	1,723
Originations of Loans Held-for-Sale	(38,698)	(39,137)
Proceeds From Sales of Loans Held-for-Sale	42,003	40,166
Net Gain From Sales of Loans Held-for-Sale	(993)	(1,057)
Stock Compensation	499	331
Net Tax Benefit From Stock-Based Compensation	(14)	(41)
Deferred Income Taxes	321	1,407
Net Change in Operating Leases	23	-
Net Loss on Sales and Write-Downs of Other Real Estate Owned	215	554
Net Increase in Other Assets	(4,854)	(6,173)
Net Increase (Decrease) in Other Liabilities	6,689	(3,706)
Net Cash Provided By Operating Activities	15,240	2,190

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(18,167)	(35,953)
Payments, Maturities, and Calls	8,953	26,696
Securities Available for Sale:
Purchases	(13,370)	(49,749)
Payments, Maturities, and Calls	30,784	55,221
Purchases of Loans Held for Investment	(14,706)	(3,965)
Net Increase in Loans	(9,461)	(5,514)
Proceeds from Insurance Claims on Premises	790	-
Proceeds From Sales of Other Real Estate Owned	639	364
Purchases of Premises and Equipment	(1,268)	(847)
Net Cash Used In Investing Activities	(15,806)	(13,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	85,438	29,007
Net Decrease in Short-Term Borrowings	(4,918)	(2,587)
Repayment of Other Long-Term Borrowings	(547)	(634)
Dividends Paid	(1,850)	(1,193)
Issuance of Common Stock Under Compensation Plans	157	147
Net Cash Provided By In Financing Activities	78,280	24,740

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,714	13,183

Cash and Cash Equivalents at Beginning of Period	276,000	285,442
Cash and Cash Equivalents at End of Period	$353,714	$298,625

Supplemental Cash Flow Disclosures:
Interest Paid	$2,813	$1,451
Income Taxes Paid	$-	$-

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$527	$307
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities(1)	$1,992	$-

(1)Initial amount recorded upon implementation on January 1, 2019.

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

Basis of Presentation.  The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of CCBG and its wholly owned subsidiary, Capital City Bank (“CCB” or the “Bank”).  All material inter-company transactions and accounts have been eliminated.  Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

The consolidated statement of financial condition at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Accounting Changes

Leases.   Accounting Standards Update ("ASU") 2016-02 requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  ASU 2016-02 was effective for the Company on January 1, 2019.  ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients.  The Company elected to apply the modified retrospective transition approach as of the beginning of the period of adoption and has not restated comparative periods.  The following practical expedients provided under ASU 2016-02 were not reassessed: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial and direct costs of any existing leases.  The Company did not elect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by the accounting guidance).

The Company’s operating leases related primarily to banking office locations.  As a result of implementing ASU 2016-02, the Company recognized operating lease right-of-use (“ROU”) assets of $2.0 million and operating lease liabilities of $2.8 million on January 1, 2019, with no significant impact on its consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model.  The difference between the lease assets and the lease liabilities of $0.8 million was prepaid rent, which was reclassified to lease assets.  The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated statement of financial condition.  See Note 5 – Leases for additional information.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	March 31, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$254,265	$364	$1,688	$252,941	$264,298	$167	$2,616	$261,849
U.S. Government Agency	133,566	495	468	133,593	133,201	520	515	133,206
States and Political Subdivisions	33,900	3	47	33,856	42,509	-	144	42,365
Mortgage-Backed Securities	736	43	-	779	903	40	-	943
Equity Securities(1)	7,847	-	-	7,847	7,794	-	-	7,794
Total	$430,314	$905	$2,203	$429,016	$448,705	$727	$3,275	$446,157

Held to Maturity
U.S. Government Treasury	$35,076	$-	$311	$34,765	$35,088	$-	$477	$34,611
States and Political Subdivisions	5,960	-	10	5,950	6,512	-	26	6,486
Mortgage-Backed Securities	185,143	668	1,209	184,602	175,720	220	2,624	173,316
Total	$226,179	$668	$1,530	$225,317	$217,320	$220	$3,127	$214,413

Total Investment Securities	$656,493	$1,573	$3,733	$654,333	$666,025	$947	$6,402	$660,570

(1)     Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $3.1 million, $4.8 million, respectively, at March 31, 2019 and includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $3.0 million and $4.8 million, respectively, at December 31, 2018.

Securities with an amortized cost of $368.1 million and $319.6 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

The Bank, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB based generally upon the balances of residential and commercial real estate loans and FHLB advances.  FHLB stock, which is included in equity securities, is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value; however, redemption of this stock has historically been at par value.

As a member of the Federal Reserve Bank of Atlanta, the Bank is required to maintain stock in the Federal Reserve Bank of Atlanta based on a specified ratio relative to the Bank’s capital.  Federal Reserve Bank stock is carried at cost.

Maturity Distribution.  At March 31, 2019, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$131,777	$131,011	$20,620	$20,516
Due after one year through five years	172,196	171,513	20,416	20,199
Mortgage-Backed Securities	736	779	185,143	184,602
U.S. Government Agency	117,758	117,866	-	-
Equity Securities	7,847	7,847	-	-
Total	$430,314	$429,016	$226,179	$225,317

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2019
Available for Sale
U.S. Government Treasury	$-	$-	$197,921	$1,688	$197,921	$1,688
U.S. Government Agency	35,901	238	39,054	230	74,955	468
States and Political Subdivisions	4,148	1	22,769	46	26,917	47
Mortgage-Backed Securities	9	-	-	-	9	-
Total	40,058	239	259,744	1,964	299,802	2,203

Held to Maturity
U.S. Government Treasury	-	-	34,766	311	34,766	311
States and Political Subdivisions	203	-	5,747	10	5,950	10
Mortgage-Backed Securities	10,210	82	85,679	1,127	95,889	1,209
Total	$10,413	$82	$126,192	$1,448	$136,605	$1,530

December 31, 2018
Available for Sale
U.S. Government Treasury	$28,420	$80	$193,501	$2,536	$221,921	$2,616
U.S. Government Agency	53,237	271	28,735	244	81,972	515
States and Political Subdivisions	8,243	12	31,417	132	39,660	144
Mortgage-Backed Securities	10	-	-	-	10	-
Total	89,910	363	253,653	2,912	343,563	3,275

Held to Maturity
U.S. Government Treasury	-	-	34,612	477	34,612	477
States and Political Subdivisions	204	-	6,281	26	6,485	26
Mortgage-Backed Securities	51,327	389	84,705	2,235	136,032	2,624
Total	$51,531	$389	$125,598	$2,738	$177,129	$3,127

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

At March 31, 2019, there were 414 positions (combined AFS and HTM) with unrealized losses totaling $3.7 million.  48 of these positions were U.S. government treasury securities guaranteed by the U.S. government.  265 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities.  The remaining 101 positions were municipal securities. Because the declines in the market value of these securities were attributable to changes in interest rates and not credit quality, and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2019.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2019	December 31, 2018
Commercial, Financial and Agricultural	$238,942	$233,689
Real Estate – Construction	87,123	89,527
Real Estate – Commercial Mortgage	615,129	602,061
Real Estate – Residential(1)	349,004	342,215
Real Estate – Home Equity	209,194	210,111
Consumer(2)	297,713	296,622
Loans, Net of Unearned Income	$1,797,105	$1,774,225

(1)     Includes loans in process with outstanding balances of $10.3 million and $9.2 million at March 31, 2019 and December 31, 2018, respectively.

(2)     Includes overdraft balances of $1.4 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively.

Net deferred costs included in loans were $1.7 million at March 31, 2019 and $1.5 million at December 31, 2018.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	March 31, 2019		December 31, 2018
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$223	$-	$267	$-
Real Estate – Construction	323	-	722	-
Real Estate – Commercial Mortgage	1,976	-	2,860	-
Real Estate – Residential	1,341	-	2,119	-
Real Estate – Home Equity	1,033	-	584	-
Consumer	151	-	320	-
Total Nonaccrual Loans	$5,047	$-	$6,872	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
March 31, 2019
Commercial, Financial and Agricultural	$509	$128	$-	$637	$238,082	$238,942
Real Estate – Construction	59	-	-	59	86,741	87,123
Real Estate – Commercial Mortgage	1,235	340	-	1,575	611,578	615,129
Real Estate – Residential	560	100	-	660	347,003	349,004
Real Estate – Home Equity	415	48	-	463	207,698	209,194
Consumer	1,065	223	-	1,288	296,274	297,713
Total Past Due Loans	$3,843	$839	$-	$4,682	$1,787,376	$1,797,105

December 31, 2018
Commercial, Financial and Agricultural	$104	$58	$-	$162	$233,260	$233,689
Real Estate – Construction	489	-	-	489	88,316	89,527
Real Estate – Commercial Mortgage	124	-	-	124	599,077	602,061
Real Estate – Residential	745	627	-	1,372	338,724	342,215
Real Estate – Home Equity	512	124	-	636	208,891	210,111
Consumer	1,661	313	-	1,974	294,328	296,622
Total Past Due Loans	$3,635	$1,122	$-	$4,757	$1,762,596	$1,774,225

(1) Total Loans include nonaccrual loans of $5.0 million and $6.9 million at March 31, 2019 and December 31, 2018, respectively.

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
March 31, 2019
Beginning Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210
Provision for Loan Losses	217	101	(103)	6	(20)	566	767
Charge-Offs	(95)	-	(155)	(264)	(52)	(795)	(1,361)
Recoveries	74	-	70	44	32	284	504
Net Charge-Offs	(21)	-	(85)	(220)	(20)	(511)	(857)
Ending Balance	$1,630	$381	$3,993	$3,186	$2,261	$2,669	$14,120

Three Months Ended
March 31, 2018
Beginning Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307
Provision for Loan Losses	(44)	128	(126)	180	(90)	697	745
Charge-Offs	(182)	(7)	(290)	(107)	(158)	(695)	(1,439)
Recoveries	166	1	123	84	61	210	645
Net Charge-Offs	(16)	(6)	(167)	(23)	(97)	(485)	(794)
Ending Balance	$1,131	$244	$4,053	$3,363	$2,319	$2,148	$13,258

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
March 31, 2019
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$186	$152	$827	$625	$310	$2	$2,102
Loans Collectively
Evaluated for Impairment	1,444	229	3,166	2,561	1,951	2,667	12,018
Ending Balance	$1,630	$381	$3,993	$3,186	$2,261	$2,669	$14,120

December 31, 2018
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

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
March 31, 2019
Individually Evaluated for
Impairment	$787	$382	$11,908	$8,930	$2,630	$84	$24,721
Collectively Evaluated for
Impairment	238,155	86,741	603,221	340,074	206,564	297,629	1,772,384
Total	$238,942	$87,123	$615,129	$349,004	$209,194	$297,713	$1,797,105

December 31, 2018
Individually Evaluated for
Impairment	$873	$781	$12,650	$10,593	$2,210	$88	$27,195
Collectively Evaluated for
Impairment	232,816	88,746	589,411	331,622	207,901	296,534	1,747,030
Total	$233,689	$89,527	$602,061	$342,215	$210,111	$296,622	$1,774,225

March 31, 2018
Individually Evaluated for
Impairment	$1,283	$671	$18,445	$13,204	$3,198	$109	$36,910
Collectively Evaluated for
Impairment	197,492	79,565	532,864	308,834	220,796	285,434	1,624,985
Total	$198,775	$80,236	$551,309	$322,038	$223,994	$285,543	$1,661,895

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
March 31, 2019
Commercial, Financial and Agricultural	$787	$96	$691	$186
Real Estate – Construction	382	59	323	152
Real Estate – Commercial Mortgage	11,908	2,453	9,455	827
Real Estate – Residential	8,930	2,402	6,528	625
Real Estate – Home Equity	2,630	1,057	1,573	310
Consumer	84	47	37	2
Total	$24,721	$6,114	$18,607	$2,102

December 31, 2018
Commercial, Financial and Agricultural	$873	$101	$772	$118
Real Estate – Construction	781	459	322	52
Real Estate – Commercial Mortgage	12,650	2,384	10,266	1,026
Real Estate – Residential	10,593	1,482	9,111	919
Real Estate – Home Equity	2,210	855	1,355	289
Consumer	88	49	39	1
Total	$27,195	$5,330	$21,865	$2,405

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended March 31,
	2019		2018
	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income
Commercial, Financial and Agricultural	$830	$11	$1,330	$29
Real Estate – Construction	582	-	517	1
Real Estate – Commercial Mortgage	12,279	123	18,862	175
Real Estate – Residential	9,761	127	13,038	148
Real Estate – Home Equity	2,420	26	3,265	26
Consumer	86	2	111	2
Total	$25,958	$289	$37,123	$381

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
March 31, 2019
Pass	$237,133	$1,222,160	$297,255	$1,756,548
Special Mention	1,109	17,178	51	18,338
Substandard	700	21,112	407	22,219
Doubtful	-	-	-	-
Total Loans	$238,942	$1,260,450	$297,713	$1,797,105

December 31, 2018
Pass	$232,417	$1,211,451	$295,888	$1,739,756
Special Mention	479	11,048	54	11,581
Substandard	793	21,415	680	22,888
Doubtful	-	-	-	-
Total Loans	$233,689	$1,243,914	$296,622	$1,774,225

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

The following table presents loans classified as TDRs.

	March 31, 2019		December 31, 2018
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$695	$-	$873	$-
Real Estate – Construction	59	-	59	-
Real Estate – Commercial Mortgage	9,652	674	9,910	1,239
Real Estate – Residential	8,371	535	9,234	1,222
Real Estate – Home Equity	1,930	178	1,920	179
Consumer	84	-	88	-
Total TDRs	$20,791	$1,387	$22,084	$2,640

For TDRs, the Company estimated $1.7 million and $2.3 million of impaired loan loss reserves for these loans at March 31, 2019 and December 31, 2018, respectively.

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.  The financial impact of these modifications was not material.

	Three Months Ended March 31,		Three Months Ended March 31,
	2019		2018
		Post-		Post-
	Number	Modified	Number	Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment
Commercial, Financial and Agricultural	-	$-	1	$230
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	-	-	1	228
Real Estate – Residential	1	74	-	-
Real Estate – Home Equity	1	31	-	-
Consumer	-	-	-	-
Total TDRs	2	$105	2	$458

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

For the three months ended March 31, 2019 and March 31, 2018, there were no loans modified as TDRs within the previous 12 months that had defaulted.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended March 31,		Three Months Ended March 31,
	2019		2018
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment	Contracts	Investment(1)
Extended amortization	-	$-	1	$228
Interest rate adjustment	-	-	-	-
Extended amortization and interest rate adjustment	2	105	-	-
Principal Moratorium	-	-	1	230
Other	-	-	-	-
Total TDRs	2	$105	2	$458

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018
Beginning Balance	$2,229	$3,941
Additions	527	307
Valuation Write-downs	(190)	(494)
Sales	(664)	(424)
Ending Balance	$1,902	$3,330

Net expenses applicable to other real estate owned include the following:

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018
Gains from the Sale of Properties	$(12)	$(28)
Losses from the Sale of Properties	37	88
Rental Income from Properties	(3)	(3)
Property Carrying Costs	151	75
Valuation Adjustments	190	494
Total	$363	$626

As of March 31, 2019, the Company had $0.9 million of loans secured by residential real estate in the process of foreclosure.

NOTE 5 – LEASES

Operating leases in which the Company is the lessee are recorded as operating lease right of use (“ROU”) assets and operating liabilities, included in other assets and liabilities, respectively, on its consolidated statement of financial condition.

Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date.  Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the consolidated statement of income.

The Company’s operating leases primarily relate to banking offices with remaining lease terms of 2 to 9 years.  The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of Topic 842.  Operating leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.  At March 31, 2019, the operating lease ROU assets and liabilities were $1.9 million and $2.8 million, respectively.  The Company does not have any finance leases or any significant lessor agreements.

The table below summarizes our lease expense and other information related to the Company’s operating leases:

Three Months Ended
(Dollars in Thousands)	March 31, 2019
Operating lease expense	$81
Short-term lease expense	35
Total lease expense	$116

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83
Right-of-use assets obtained in exchange for new operating lease liabilities	1,928

Weighted-average remaining lease term — operating leases (in years)	7.4
Weighted-average discount rate — operating leases	2.9%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in Thousands)	March 31, 2019
2019	$316
2020	451
2021	420
2022	417
2023	398
2024 and thereafter	1,085
Total	$3,087
Less: Interest	(326)
Present Value of Lease liability	$2,761

At March 31, 2019, the Company has additional operating lease payments for a banking office (to be constructed) that has not yet commenced of $1.4 million.  Payments on the operating lease are expected to commence after the construction period ends, which is expected to occur during the second quarter of 2020.

A related party is the lessor in an operating lease with the Company.  The Company’s minimum payment is $0.2 million annually through 2028, for an aggregate remaining obligation of $1.1 million at March 31, 2019.

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018
Service Cost	$1,529	$1,721
Interest Cost	1,545	1,415
Expected Return on Plan Assets	(2,382)	(2,391)
Prior Service Cost Amortization	4	50
Net Loss Amortization	965	918
Net Periodic Benefit Cost	$1,661	$1,713

Discount Rate Used for Benefit Cost	4.43%	3.71%
Long-term Rate of Return on Assets	7.25%	7.25%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018
Interest Cost	$87	$57
Net Loss Amortization	190	406
Net Periodic Benefit Cost	$277	$463

Discount Rate Used for Benefit Cost	4.23%	3.53%

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

	March 31, 2019			December 31, 2018
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$109,646	$388,161	$497,807	$94,572	$373,438	$468,010
Standby Letters of Credit	5,050	-	5,050	4,986	-	4,986
Total	$114,696	$388,161	$502,857	$99,558	$373,438	$472,996

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $137,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

In general, the Company does not purchase securities that have a complicated structure.  The Company’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue-based municipal bonds.  Pricing for such instruments is easily obtained.  Quarterly, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At March 31, 2019, there were no amounts payable.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
March 31, 2019
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$252,941	$-	$-	$252,941
U.S. Government Agency	-	133,593	-	133,593
States and Political Subdivisions	-	33,856	-	33,856
Mortgage-Backed Securities	-	779	-	779
Equity Securities	-	7,847	-	7,847

December 31, 2018
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$261,849	$-	$-	$261,849
U.S. Government Agency	-	133,206	-	133,206
States and Political Subdivisions	-	42,365	-	42,365
Mortgage-Backed Securities	-	943	-	943
Equity Securities	-	7,794	-	7,794

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $4.4 million with a valuation allowance of $0.7 million at March 31, 2019 and $5.6 million and $0.8 million, respectively, at December 31, 2018.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first three months of 2019, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

Loans.  The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based upon projected cash flows, estimated discount rates, and incorporates a liquidity discount to meet the objective of “exit price” valuation.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	March 31, 2019
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$49,501	$49,501	$-	$-
Short-Term Investments	304,213	304,213	-	-
Investment Securities, Available for Sale	429,016	252,941	176,075	-
Investment Securities, Held to Maturity	226,179	34,765	190,552	-
Equity Securities(1)	3,588	-	3,588	-
Loans Held for Sale	4,557	-	4,557	-
Loans, Net of Allowance for Loan Losses	1,782,985	-	-	1,760,136

LIABILITIES:
Deposits	$2,617,294	$-	$2,615,572	$-
Short-Term Borrowings	8,983	-	8,983	-
Subordinated Notes Payable	52,887	-	41,128	-
Long-Term Borrowings	7,661	-	7,715	-

	December 31, 2018
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$62,032	$62,032	$-	$-
Short-Term Investments	213,968	213,968	-	-
Investment Securities, Available for Sale	446,157	261,849	184,308	-
Investment Securities, Held to Maturity	217,320	34,611	179,802	-
Loans Held for Sale	6,869	-	6,869	-
Equity Securities(1)	3,591	-	3,591	-
Loans, Net of Allowance for Loan Losses	1,760,015	-	-	1,730,161

LIABILITIES:
Deposits	$2,531,856	$-	$2,529,841	$-
Short-Term Borrowings	13,541	-	13,541	-
Subordinated Notes Payable	52,887	-	42,359	-
Long-Term Borrowings	8,568	-	7,879	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
March 31, 2019
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,250	$(317)	$933
Amortization of losses on securities transferred from available for sale to held to
maturity	12	(4)	8
Total Other Comprehensive Loss	$1,262	$(321)	$941

March 31, 2018
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,488)	$377	$(1,111)
Amortization of losses on securities transferred from available for sale to held to
maturity	15	(4)	11
Total Other Comprehensive Income	$(1,473)	$373	$(1,100)

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2019	$(2,008)	$(26,807)	$(28,815)
Other comprehensive income during the period	941	-	941
Balance as of March 31, 2019	$(1,067)	$(26,807)	$(27,874)

Balance as of January 1, 2018	$(1,743)	$(30,301)	$(32,044)
Other comprehensive loss during the period	(1,100)	-	(1,100)
Balance as of March 31, 2018	$(2,843)	$(30,301)	$(33,144)

NOTE 10 – ACCOUNTING STANDARDS UPDATES

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 will be effective for the Company on January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements and related disclosures.  As part of its implementation efforts to date, management has formed a cross-functional implementation team and developed a project plan.  The Company has also engaged a vendor to assist in model development.  The Company’s implementation plan has progressed through the design and build phase and will begin testing and parallel modeling in the second quarter of 2019.  In conjunction with the implementation, the Company is reviewing business process and evaluating potential changes to the control environment.  The Company expects the new guidance will result in an increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio.  However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2019 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, is referred to as "CCBG," "Company," "we," "us," or "our."

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

All forward-looking statements, by their nature, are subject to risks and uncertainties.  Our actual future results may differ materially from those set forth in our forward-looking statements.  Please see the Introductory Note and Item 1A. Risk Factors of our 2018 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2018 Form 10-K.

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

		2019	2018				2017
(Dollars in Thousands, except per share data)		First	Fourth	Third	Second	First	Fourth	Third	Second
Shareowners' Equity (GAAP)		$308,986	$302,587	$298,016	$293,571	$288,360	$284,210	$285,201	$281,513
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	224,175	217,776	213,205	208,760	203,549	199,399	200,390	196,702
Total Assets (GAAP)		3,052,051	2,959,183	2,819,190	2,880,278	2,924,832	2,898,794	2,790,842	2,814,843
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,967,240	$2,874,372	$2,734,379	$2,795,467	$2,840,021	$2,813,983	$2,706,031	$2,730,032
Tangible Common Equity Ratio (non-GAAP)	A/B	7.56%	7.58%	7.80%	7.47%	7.17%	7.09%	7.41%	7.21%
Actual Diluted Shares Outstanding (GAAP)	C	16,840,496	16,808,542	17,127,846	17,114,380	17,088,419	17,071,107	17,045,326	17,025,148
Diluted Tangible Book Value (non-GAAP)	A/C	13.31	12.96	12.45	12.20	11.91	11.68	11.76	11.55

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands, Except	2019	2018				2017
(Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$27,722	$26,370	$25,392	$24,419	$23,214	$22,627	$22,341	$21,422
Interest Expense	2,814	2,022	1,769	1,649	1,451	1,138	1,080	926
Net Interest Income	24,908	24,348	23,623	22,770	21,763	21,489	21,261	20,496
Provision for Loan Losses	767	457	904	815	745	826	490	589
Net Interest Income After
Provision for Loan Losses	24,141	23,891	22,719	21,955	21,018	20,663	20,771	19,907
Noninterest Income	12,552	13,238	13,308	12,542	12,477	12,897	12,996	13,135
Noninterest Expense	28,198	26,505	28,699	28,393	27,906	26,897	26,707	27,921
Income Before Income Taxes	8,495	10,624	7,328	6,104	5,589	6,663	7,060	5,121
Income Tax Expense (Benefit)(2)	2,059	2,166	1,338	101	(184)	6,660	2,505	1,560
Net Income	6,436	8,458	5,990	6,003	5,773	3	4,555	3,561
Net Interest Income (FTE)	$25,042	$24,513	$23,785	$22,917	$21,943	$21,808	$21,595	$20,799

Per Common Share:
Net Income Basic	$0.38	$0.50	$0.35	$0.35	$0.34	$0.00	$0.27	$0.21
Net Income Diluted	0.38	0.50	0.35	0.35	0.34	0.00	0.27	0.21
Cash Dividends Declared	0.11	0.09	0.09	0.07	0.07	0.07	0.07	0.05
Diluted Book Value	18.35	18.00	17.40	17.15	16.87	16.65	16.73	16.54
Diluted Tangible Book Value(1)	13.31	12.96	12.45	12.20	11.91	11.68	11.76	11.55
Market Price:
High	25.87	26.95	25.91	25.99	26.50	26.01	24.58	22.39
Low	21.04	19.92	23.19	22.28	22.80	22.21	19.60	17.68
Close	21.78	23.21	23.34	23.63	24.75	22.94	24.01	20.42

Selected Average Balances:
Loans, Net	$1,780,406	$1,785,570	$1,747,093	$1,691,287	$1,647,612	$1,640,738	$1,638,578	$1,608,629
Earning Assets	2,704,802	2,554,482	2,535,292	2,566,006	2,592,465	2,511,985	2,466,287	2,502,030
Total Assets	2,996,511	2,849,245	2,826,924	2,861,104	2,892,120	2,822,451	2,779,960	2,817,479
Deposits	2,564,715	2,412,375	2,392,272	2,431,956	2,456,106	2,378,411	2,329,162	2,373,423
Shareowners’ Equity	307,262	302,196	297,757	291,806	287,502	288,044	285,296	281,661
Common Equivalent Average Shares:
Basic	16,791	16,989	17,056	17,045	17,028	16,967	16,965	16,955
Diluted	16,819	17,050	17,125	17,104	17,073	17,050	17,044	17,016

Performance Ratios:
Return on Average Assets	0.87%	1.18%	0.84%	0.84%	0.81%	0.00%	0.65%	0.51%
Return on Average Equity	8.49	11.10	7.98	8.25	8.14	0.00	6.33	5.07
Net Interest Margin (FTE)	3.75	3.81	3.72	3.58	3.43	3.45	3.48	3.33
Noninterest Income as % of
Operating Revenue	33.51	35.22	36.04	35.52	36.44	37.51	37.94	39.05
Efficiency Ratio	75.01	70.21	77.37	80.07	81.07	77.50	77.21	82.28

Asset Quality:
Allowance for Loan Losses	$14,120	$14,210	$14,219	$13,563	$13,258	$13,307	$13,339	$13,242
Allowance for Loan Losses to Loans	0.78%	0.80%	0.80%	0.78%	0.80%	0.80%	0.82%	0.81%
Nonperforming Assets (“NPAs”)	6,949	9,101	9,587	9,114	10,644	11,100	12,545	15,934
NPAs to Total Assets	0.23	0.31	0.34	0.32	0.36	0.38	0.45	0.57
NPAs to Loans plus OREO	0.39	0.51	0.54	0.52	0.64	0.67	0.76	0.97
Allowance to Non-Performing Loans	279.77	206.79	207.06	236.25	181.26	185.87	203.39	166.23
Net Charge-Offs to Average Loans	0.20	0.10	0.06	0.12	0.20	0.21	0.10	0.17

Capital Ratios:
Tier 1 Capital	16.34%	16.36%	16.17%	16.25%	16.31%	16.33%	16.19%	15.58%
Total Capital	17.09	17.13	16.94	17.00	17.05	17.10	16.96	16.32
Common Equity Tier 1	13.62	13.58	13.43	13.46	13.44	13.42	13.26	12.72
Leverage	10.53	10.89	10.99	10.69	10.36	10.47	10.48	10.20
Tangible Common Equity(1)	7.56	7.58	7.80	7.47	7.17	7.09	7.41	7.21

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 27.
(2)Includes $0.4 million, $1.4 million, and $1.5 million income tax benefit in the third, second and first quarter of 2018, respectively, related to 2017 plan year pension plan contributions. Also includes $4.1 million income tax expense adjustment in the fourth quarter of 2017 related to the Tax Cuts and Jobs Act of 2017.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

•          Net income of $6.4 million, or $0.38 per diluted share, for the first quarter of 2019 compared to net income of $8.5 million, or $0.50 per diluted share, for the fourth quarter of 2018, and net income of $5.8 million, or $0.34 per diluted share for the first quarter of 2018.  Net income for the first quarter of 2018 included a $1.5 million, or $0.09 per diluted share tax benefit related to a 2017 plan year pension plan contribution.  Net income for the fourth quarter of 2018 included a $2.0 million, or $0.09 per diluted share, gain from the sale of a banking office and a $0.3 million, or $0.02 per diluted share, tax benefit from a tax accounting method change.

•          Taxable equivalent net interest income for the first quarter of 2019 was $25.0 million compared to $24.5 million for the fourth quarter of 2018 and $21.9 million for the first quarter of 2018.  During the first quarter of 2019, overnight funds increased as a result of seasonal growth in our deposit balances.  The increase in tax-equivalent net interest income compared to the first quarter of 2018 reflected growth in the loan portfolio and higher rates earned on overnight funds, investment securities, and variable rate loans, partially offset by a higher cost on our negotiated rate deposits.

•          Provision for loan losses was $0.8 million for the first quarter of 2019 compared to $0.5 million for the fourth quarter of 2018 and $0.7 million for the first quarter of 2018.  The higher provision compared to the fourth quarter of 2018 reflected higher net loan charge-offs.

•          Noninterest income for the first quarter of 2019 totaled $12.6 million, a decrease of $0.7 million, or 5.2%, from the fourth quarter of 2018 and a $0.1 million, or 0.6%, increase over the first quarter of 2018.  The decrease from the fourth quarter of 2018 was primarily attributable to lower deposit fees and mortgage banking fees.

•          Noninterest expense for the first quarter of 2019 totaled $28.2 million, an increase of $1.7 million, or 6.4%, over the fourth quarter of 2018 and $0.3 million, or 1.0%, over the first quarter of 2018.  The increase over the fourth quarter was primarily attributable to higher other real estate owned (“OREO”) expense of $2.0 million, partially offset by lower occupancy expense of $0.3 million.  The increase in OREO expense reflected a $2.0 million gain on the sale of a banking office in the fourth quarter of 2018.

Financial Condition

•          Average earning assets were $2.705 billion for the first quarter of 2019, an increase of $150.3 million, or 5.9%, over the fourth quarter of 2018, and an increase of $112.3 million, or 4.3%, over the first quarter of 2018.  The change in average earning assets over both periods reflected a higher level of total deposits, resulting in a higher balance of overnight funds sold.

•          Average loans decreased by $5.2 million, or 0.29%, from the fourth quarter of 2018, and increased $132.8 million, or 8.1%, over the first quarter of 2018.  On an “as of” basis, loans grew $20.6 million and $134.9 million, respectively.

•          Nonperforming assets totaled $6.9 million at March 31, 2019, a decrease of $2.2 million, or 23.6%, from December 31, 2018 and $3.7 million, or 34.7%, from March 31, 2018.  Nonperforming assets represented 0.23% of total assets at March 31, 2019 compared to 0.31% at December 31, 2018 and 0.36% at March 31, 2018.

•          At March 31, 2019, we were well-capitalized with a risk based capital ratio of 17.09% and a tangible common equity ratio of 7.56% compared to 17.13% and 7.58%, respectively, at December 31, 2018, and 17.05% and 7.17%, respectively, at March 31, 2018.  At March 31, 2019, all of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2019, we realized net income of $6.4 million, or $0.38 per diluted share, compared to net income of $8.5 million, or $0.50 per diluted share, for the fourth quarter of 2018, and $5.8 million, or $0.34 per diluted share, for the first quarter of 2018.

Net income for the first quarter of 2018 included a $1.5 million, or $0.09 per diluted share tax benefit related to a 2017 plan year pension plan contribution.  Net income for the fourth quarter of 2018 included a $2.0 million, or $0.09 per diluted share, gain from the sale of a banking office and a $0.3 million, or $0.02 per diluted share, tax benefit from a tax accounting method change.

Compared to the fourth quarter of 2018, the $2.1 million decrease in operating profit reflected a $1.7 million increase in noninterest expense, lower noninterest income of $0.7 million, and a $0.3 million increase in the loan loss provision, partially offset by higher net interest income of $0.6 million.

Compared to the first quarter of 2018, the $2.9 million increase in operating profit was attributable to higher net interest income of $3.1 million and noninterest income of $0.1 million, partially offset by higher noninterest expense of $0.3 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2019	December 31, 2018	March 31, 2018
Interest Income	$27,722	$26,370	$23,214
Taxable Equivalent Adjustments	134	165	180
Total Interest Income (FTE)	27,856	26,535	23,394
Interest Expense	2,814	2,022	1,451
Net Interest Income (FTE)	25,042	24,513	21,943
Provision for Loan Losses	767	457	745
Taxable Equivalent Adjustments	134	165	180
Net Interest Income After Provision for Loan Losses	24,141	23,891	21,018
Noninterest Income	12,552	13,238	12,477
Noninterest Expense	28,198	26,505	27,906
Income Before Income Taxes	8,495	10,624	5,589
Income Tax Expense (Benefit)	2,059	2,166	(184)
Net Income	$6,436	$8,458	$5,773

Basic Net Income Per Share	$0.38	$0.50	$0.34
Diluted Net Income Per Share	$0.38	$0.50	$0.34

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

Tax-equivalent net interest income for the first quarter of 2019 was $25.0 million compared to $24.5 million for the fourth quarter of 2018 and $21.9 million for the first quarter of 2018.  During the first quarter of 2019, overnight funds increased primarily due to seasonal growth in our public fund deposits and a higher balance of one large negotiated rate client.  The increase in tax-equivalent net interest income compared to the first quarter of 2018 reflected growth in the loan portfolio and higher rates earned on overnight funds, investment securities, and variable rate loans, partially offset by a higher cost on our negotiated rate deposits.

The federal funds target rate ended the first quarter of 2019 at a range of 2.25%-2.50%, with the most recent increase to the target rate occurring in December 2018.  These federal funds rate increases positively affected our net interest income due to favorable repricing of our variable and adjustable rate earning assets.  Although these increases resulted in higher rates paid on our negotiated rate deposit products, we continue to prudently manage our deposit mix and overall cost of funds, which was 42 basis points for the first quarter of 2019 compared to 31 basis points for the prior quarter.  In conjunction with our overall balance sheet management, we continue to review our deposit board rates to determine whether rate increases are appropriate.

Our net interest margin for the first quarter of 2019 was 3.75%, a decrease of six basis points over the fourth quarter of 2019 and an increase of 32 basis points over the first quarter of 2018.  The decrease in margin compared to the fourth quarter of 2018 was attributable to a higher level and less favorable mix of earning assets and an increase in cost of funds, primarily negotiated NOW and MMAs. All three factors were driven by the seasonal inflow of public fund deposits, which is anticipated in the first quarter of each year. The increase in the margin compared to the first quarter of 2018 was primarily due to loan growth and higher yields on our variable and adjustable rate earning assets, partially offset by higher rates on our negotiated rate deposits.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2019 was $0.8 million compared to $0.5 million for the fourth quarter of 2018 and $0.7 million for the first quarter of 2018.  The higher provision compared to the fourth quarter of 2018 was primarily attributable to higher net loan charge-offs.  Net loan charge-offs for the first quarter of 2019 totaled $0.9 million, or 0.20% (annualized), of average loans.  This compares to $0.5 million, or 0.10% (annualized), for the fourth quarter of 2018 and $0.8 million, or 0.20% (annualized), for the first quarter of 2018.  At March 31, 2019, the allowance for loan losses of $14.1 million was 0.78% of outstanding loans (net of overdrafts) and provided coverage of 280% of nonperforming loans compared to 0.80% and 207%, respectively, at December 31, 2018 and 0.80% and 181%, respectively, at March 31, 2018.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2019	December 31, 2018	March 31, 2018
CHARGE-OFFS
Commercial, Financial and Agricultural	$95	$53	$182
Real Estate - Construction	-	-	7
Real Estate - Commercial Mortgage	155	-	290
Real Estate - Residential	264	111	107
Real Estate - Home Equity	52	106	158
Consumer	795	728	695
Total Charge-offs	$1,361	$998	$1,439

RECOVERIES
Commercial, Financial and Agricultural	$74	$128	$166
Real Estate - Construction	-	25	1
Real Estate - Commercial Mortgage	70	13	123
Real Estate - Residential	44	106	84
Real Estate - Home Equity	32	61	61
Consumer	284	199	210
Total Recoveries	$504	$532	$645

Net Charge-offs	$857	$466	$794

Net Charge-offs (Annualized) as a percent of Average Loans	0.20%	0.10%	0.20%
Outstanding, Net of Unearned Income

Noninterest Income

Noninterest income for the first quarter of 2019 totaled $12.6 million, a decrease of $0.7 million, or 5.2%, from the fourth quarter of 2018 and an increase of $0.1 million, or 0.6%, over the first quarter of 2018.  The decrease from the fourth quarter of 2018 was primarily attributable to lower deposit fees of $0.4 million and mortgage banking fees of $0.1 million.  The increase over the first quarter of 2018 reflected higher wealth management fees partially offset by lower deposit fees.  The downward trend in our deposit fees has stabilized as lower overdraft fees are now beginning to be offset by account maintenance fees reflective of our migration of our checking account product from free checking to fee checking.

Noninterest income represented 33.5% of operating revenues (net interest income plus noninterest income) for the first quarter of 2019 compared to 35.2% for the fourth quarter of 2018 and 36.4% for the first quarter of 2018.  The declining trend is due to continued improvement in our net interest income which has become a larger portion of our total operating revenues.

The table below reflects the major components of noninterest income.

	Three Months Ended
(Dollars in Thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Deposit Fees	$4,775	$5,172	$4,872
Bank Card Fees	2,855	2,830	2,811
Wealth Management Fees	2,323	2,320	2,173
Mortgage Banking Fees	993	1,129	1,057
Other	1,606	1,787	1,564

Total Noninterest Income	$12,552	$13,238	$12,477

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the first quarter of 2019 totaled $4.8 million, a decrease of $0.4 million, or 7.7%, from the fourth quarter of 2018 and a decrease of $0.1 million, or 2.0%, from the first quarter of 2018.  The decrease from both prior year periods reflected lower overdraft service fees due to a reduction in accounts using this service as well as lower utilization by existing users.  Over the past year, we have realized improvement in checking account maintenance fees as we migrate our deposit products from a free to fee checking account platform, which has partially offset the decline in overdraft fees.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products), totaled $2.3 million for the first quarter of 2019, comparable to the fourth quarter of 2018 and an increase of $0.2 million, or 6.9%, over the first quarter of 2018.  The improvement in wealth management fees over the first quarter of 2018 reflected higher trust fees attributable to an increase in assets under management.  At March 31, 2019, total assets under management were approximately $1.675 billion compared to $1.500 billion at December 31, 2018 and $1.407 billion at March 31, 2018.

Mortgage Banking Fees.  Mortgage banking fees totaled $1.0 million for the first quarter of 2019, a decrease of $0.1 million, or 12.0%, from the fourth quarter of 2018 and comparable to the first quarter of 2018.  The decrease from the fourth quarter of 2018 more readily reflected a seasonal slowdown typically seen in the first quarter.  The current pipeline is consistent with the prior year.

Noninterest Expense

Noninterest expense for the first quarter of 2019 totaled $28.2 million, an increase of $1.7 million, or 6.4%, over the fourth quarter of 2018 and $0.3 million, or 1.0%, over the first quarter of 2018.  The increase over the fourth quarter was attributable to higher OREO expense of $2.0 million, partially offset by lower occupancy expense of $0.3 million.  The increase in OREO expense reflected a $2.0 million gain on the sale of a banking office in the fourth quarter of 2018.  The increase compared to the first quarter of 2018 was attributable to higher compensation expense, primarily related to annual merit raises.  Expense management is an important part of our culture and strategic focus and we continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended
(Dollars in Thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Salaries	$12,285	$12,332	$11,873
Associate Benefits	4,064	3,990	4,038
Total Compensation	16,349	16,322	15,911

Premises	2,061	2,280	2,209
Equipment	2,448	2,524	2,342
Total Occupancy	4,509	4,804	4,551

Legal Fees	376	510	476
Professional Fees	972	1,168	1,146
Processing Services	1,478	1,283	1,532
Advertising	497	478	287
Travel and Entertainment	204	255	180
Printing and Supplies	173	158	163
Telephone	680	502	594
Postage	169	155	206
Insurance - Other	391	398	401
Other Real Estate Owned, net	363	(1,663)	626
Miscellaneous	2,037	2,135	1,833
Total Other	7,340	5,379	7,444

Total Noninterest Expense	$28,198	$26,505	$27,906

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $16.3 million for the first quarter of 2019, comparable to the fourth quarter of 2018 and an increase of $0.4 million, or 0.2%, over the first quarter of 2018.  The increase over the first quarter of 2018 was primarily attributable to higher base salaries which reflected annual merit increases and to a lesser extent higher incentive based compensation.

Occupancy.  Occupancy expense (including premises and equipment) totaled $4.5 million for the first quarter of 2019, a decrease of $0.3 million, or 6.1%, from the fourth quarter of 2018 and $0.1 million, or 0.9%, from the first quarter of 2018.  The decrease from both prior year periods was attributable to lower maintenance expenses for premises.

Other.  Other noninterest expense increased $2.0 million, or 36.5%, over the fourth quarter of 2018 and decreased $0.1 million, or 1.4%, from the first quarter of 2018.  The increase compared to the fourth quarter of 2018 was attributable to higher OREO expense of $2.0 million attributable to a $2.0 million gain on the sale of a banking office in the fourth quarter of 2018.  The decrease compared to the first quarter of 2018 was primarily attributable to lower OREO expense which reflected lower valuation adjustments for properties.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 75.01% for the first quarter of 2019 compared to 70.21% for the fourth quarter of 2018 and 81.07% for the first quarter of 2018.  The increase compared to the fourth quarter of 2018 reflected the increase in operating expenses, specifically the $2.0 million OREO gain in the fourth quarter of 2018.  The improvement compared to the first quarter of 2018 reflected higher operating revenues.

Income Taxes

We realized income tax expense of $2.1 million for the first quarter of 2019 compared to $2.2 million for the fourth quarter of 2018 and an income tax benefit of $0.2 million for the first quarter of 2018.  Fourth quarter of 2018 income tax expense reflected a discrete tax benefit of $0.3 million related to a tax accounting method change for a cost segregation and depreciation analysis for various properties we own.  Income tax for the first quarter of 2018 included a discrete tax benefit of $1.5 million resulting from the effect of federal tax reform, on a pension plan contribution made in the first quarter of 2018 for the plan year 2017.  Absent discrete items, we expect our effective tax rate to approximate 24% for 2019.

FINANCIAL CONDITION

Average earning assets were $2.705 billion for the first quarter of 2019, an increase of $150.3 million, or 5.9%, over the fourth quarter of 2018, and an increase of $112.3 million, or 4.3%, over the first quarter of 2018.  The change in average earning assets over both periods reflected a higher level of overnight funds, which was driven by growth in total deposits.

Investment Securities

In the first quarter of 2019, our average investment portfolio decreased $29.4 million, or 4.3%, over the fourth quarter of 2018 and decreased $45.2 million, or 6.4%, over the first quarter of 2018.  Securities in our investment portfolio represented 24.4% of our average earning assets in the first quarter of 2019, compared to 26.9% in the fourth quarter of 2018, and 27.2% in the first quarter of 2018. Earning assets over both prior periods have increased due to higher levels of overnight funds resulting from deposit growth. In addition, not all investment securities are being replaced at maturity. For the remainder of 2019, we will continue to closely monitor liquidity levels to determine the extent to which investment cash flow may be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the first quarter of 2019, we purchased securities under both the AFS and HTM designations.  At March 31, 2019, $429.0 million, or 65.5%, of our investment portfolio was classified as AFS, and $226.2 million, or 34.5%, classified as HTM.  The average maturity of our total portfolio at March 31, 2019 was 2.10 years compared to 2.11 years at both December 31, 2018 and March 31, 2018.

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

At March 31, 2019, there were 414 positions (combined AFS and HTM) with unrealized losses totaling $3.7 million. GNMA mortgage-backed securities, U.S. treasury securities (“UST”), and Small Business Administration (“SBA”) investments carry the full faith and credit guarantee of the U.S. government, are 0% risk-weighted assets for regulatory capital purposes and constitute 96% of the $3.7 million unrealized loss.  SBA securities float monthly or quarterly to the prime rate and are uncapped. Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bureau (“FFCB”) are direct obligations of U.S. government agencies. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides further detail on investment securities with unrealized losses.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	16	$10,219	$82	137	$85,679	$1,127	153	$95,898	$1,209
UST	-	-	-	48	232,687	1,999	48	232,687	1,999
SBA	63	35,901	238	41	23,326	150	104	59,227	388
FHLB and FFCB	-	-	-	8	15,728	80	8	15,728	80
States and Political Subdivisions	10	4,351	1	91	28,516	56	101	32,867	57
Total	89	$50,471	$321	325	$385,936	$3,412	414	$436,407	$3,733

Loans

While average loans decreased slightly ($5.2 million, or 0.3%) when compared to the fourth quarter of 2018, they grew $132.8 million, or 8.1% when compared to the first quarter of 2018.  On an “as of” basis, loans grew $20.6 million and $134.9 million, respectively. The average decrease compared to the fourth quarter of 2018 primarily reflected declines in all loan types except commercial real estate and consumer loans.  During the first quarter 2019, we purchased principal balances of $10.3 million in commercial real estate loans and $4.4 million in residential real estate loan pools, which partially offset the decline in quarterly loan production.  Average growth over the first quarter of 2018 was experienced in all loan categories, with the exception of home equity loans. A portion of this growth compared to the first quarter 2018 was attributable to $36.8 million in principal balances of several loan pool purchases ($22.1 million in 2018 and $14.7 million in the first quarter of 2019).  All loan purchases are individually reviewed and evaluated in accordance with our credit underwriting standards.

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

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $6.9 million at March 31, 2019, a decrease of $2.2 million, or 23.6%, from December 31, 2018 and $3.7 million, or 34.7%, from March 31, 2018.  Nonaccrual loans totaled $5.0 million at March 31, 2019, a $1.8 million decrease from December 31, 2018 and a $2.3 million decrease from March 31, 2018.  Nonaccrual loan additions totaled $2.5 million for the first quarter of 2019 compared to $3.1 million for the fourth quarter of 2018 and $1.8 million for the first quarter of 2018.  The balance of OREO totaled $1.9 million at March 31, 2019, a decrease of $0.4 million and $1.4 million, respectively, from December 31, 2018 and March 31, 2018.  For the first quarter of 2019, we added properties totaling $0.5 million, sold properties totaling $0.7 million, and recorded valuation adjustments totaling $0.2 million.  Nonperforming assets represented 0.23% of total assets at March 31, 2019 compared to 0.31% at December 31, 2018 and 0.36% at March 31, 2018.

(Dollars in Thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Nonaccruing Loans:
Commercial, Financial and Agricultural	$223	$267	$567
Real Estate - Construction	323	722	608
Real Estate - Commercial Mortgage	1,976	2,860	1,940
Real Estate - Residential	1,341	2,119	2,398
Real Estate - Home Equity	1,033	584	1,686
Consumer	151	320	115
Total Nonperforming Loans (“NPLs”)(1)	$5,047	$6,872	$7,314
Other Real Estate Owned	1,902	2,229	3,330
Total Nonperforming Assets (“NPAs”)	$6,949	$9,101	$10,644

Past Due Loans 30 – 89 Days	$4,682	$4,757	$4,268
Performing Troubled Debt Restructurings	$20,791	$22,084	$31,472

Nonperforming Loans/Loans	0.28%	0.39%	0.44%
Nonperforming Assets/Total Assets	0.23	0.31	0.36
Nonperforming Assets/Loans Plus OREO	0.39	0.51	0.64
Allowance/Nonperforming Loans	279.77%	206.79%	181.26%

(1)    Nonaccrual TDRs totaling $1.4 million, $2.6 million, and $2.2 million are included in NPLs for March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018
NPA Beginning Balance:	$9,101	$11,100
Change in Nonaccrual Loans:
Beginning Balance	6,872	7,159
Additions	2,462	3,774
Charge-Offs	(907)	(955)
Transferred to OREO	(527)	(307)
Paid Off/Payments	(1,590)	(574)
Restored to Accrual	(1,263)	(1,783)
Ending Balance	5,047	7,314

Change in OREO:
Beginning Balance	2,229	3,941
Additions	527	307
Valuation Write-downs	(190)	(494)
Sales	(664)	(424)
Ending Balance	1,902	3,330

NPA Net Change	(2,152)	(456)
NPA Ending Balance	$6,949	$10,644

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018
TDR Beginning Balance:	$24,724	$34,489
Additions	105	458
Charge-Offs	(264)	(370)
Paid Off/Payments	(1,957)	(874)
Removal Due to Change in TDR Status	-	-
Transferred to OREO	(430)	-
TDR Ending Balance(1)	$22,178	$33,703

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

The allowance for loan losses was $14.1 million at March 31, 2019 compared to $14.2 million at December 31, 2018, and $13.3 million at March 31, 2018.  The allowance for loan losses was 0.78% of outstanding loans (net of overdrafts) and provided coverage of 280% of nonperforming loans at March 31, 2019 compared to 0.80% and 207%, respectively, at December 31, 2018 and 0.80% and 181%, respectively, at March 31, 2018.  We believe that the allowance for loan losses was adequate to absorb losses inherent in our loan portfolio at March 31, 2019.

Deposits

Average total deposits were $2.565 billion for the first quarter of 2019, an increase of $152.3 million, or 6.3% over the fourth quarter of 2018, and an increase of $108.6 million, or 4.4% over the first quarter of 2018.  The increase in average deposits compared to both prior periods reflected increases in all deposit types except money market accounts and certificates of deposit.  The seasonal influx of negotiated public NOW accounts has most likely peaked for this cycle and is expected to gradually decline through the fourth quarter of 2019.

Deposit levels remain strong, and average core deposits continue to experience growth.  We monitor deposit rates on an ongoing basis and adjust if necessary, as a prudent pricing discipline remains the key to managing our mix of deposits.

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

Our interest rate risk management goal is to maintain expected changes in our net interest income and capital levels due to fluctuations in market interest rates within acceptable limits.  Management attempts to achieve this goal by balancing, within policy limits, the volume of variable-rate liabilities with a similar volume of variable-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by maintaining our core deposits as a significant component of our total funding sources and by adjusting rates to market conditions on a continuing basis.

We test our balance sheet using varying interest rate shock scenarios to analyze our interest rate risk. Average interest rates are shocked by plus or minus 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determined are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over 12-month and 24-month periods, and the economic value of equity at risk, do not exceed policy guidelines at the various interest rate shock levels.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%	-10.0%
March 31, 2019	12.4%	9.3%	6.2%	3.3%	-5.8%	-12.9%
December 31, 2018	8.9%	6.6%	4.3%	2.3%	-5.0%	-12.4%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%	-12.5%
March 31, 2019	38.3%	29.6%	20.9%	12.6%	-8.6%	-21.6%
December 31, 2018	37.2%	29.1%	21.0%	13.4%	-6.4%	-20.0%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of both 100  bp and 200 bp will have a negative impact on the net interest margin. Compared to the prior quarter-end, the 12-month Net Interest Income at Risk positions improved in a rising rate environment, and became less favorable in a falling rate environment. The 24-month Net Interest Income at Risk positions became slightly less favorable in all scenarios except +300 and +400 bps. Balance sheet growth was experienced during the quarter primarily due to increases in public fund deposits which resulted in higher levels of overnight funds sold that are more sensitive to falling rates.

All measures of Net Interest Income at Risk are within our prescribed policy limits over both the 12-month and 24-month periods, with the exception of rates down 200 bp. The changes under the rates down scenarios exceeded our policy limits as of March 31, 2019 due to our limited ability to lower our deposit rates the full 200 bp relative to the decline in market rate.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%	-20.0%
March 31, 2019	33.1%	26.5%	18.9%	10.6%	-17.7%	-43.7%
December 31, 2018	24.6%	19.7%	13.9%	8.0%	-13.8%	-36.8%

At March 31, 2019, the economic value of equity results are favorable in all rising rate environments and are within prescribed tolerance levels with the exception of the rates down 100 bp and down 200 bp scenarios. Quarter-over-quarter EVE comparisons declined in each of the rates down scenarios as the yield curve flattened and overnight funds increased. The EVE in each of the rates down scenarios was outside desired parameters as we have limited ability to lower our deposit rates the full 200 bp relative to the decline in market rate.

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

At March 31, 2019, we had the ability to generate $1.270 billion in additional liquidity through all of our available resources (this excludes $304 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, Risk Oversight Committee, and the Board of Directors. At March 31, 2019, we believe the liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio was approximately 2.10 years and, at March 31, 2019, the available for sale portfolio had a net unrealized pre-tax loss of $1.3 million.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $265.7 million during the first quarter of 2019 compared to $80.8 million in the fourth quarter of 2018 and $240.9 million in the first quarter of 2018.  The increase in the average net overnight funds compared to both prior periods resulted from increases in all deposit types except money market accounts and certificates of deposit.

We expect our capital expenditures will be approximately $7.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2019, fixed rate credit advances from the FHLB totaled $9.6 million in outstanding debt consisting of 11 notes. During the first three months of 2019, the Bank made FHLB advance payments totaling approximately $0.3 million.  No advances matured or were paid off, and we did not obtain any new FHLB advances during this period. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Shareowners’ equity was $309.0 million at March 31, 2019, compared to $302.6 million at December 31, 2018 and $288.4 million at March 31, 2018.  Our leverage ratio was 10.53%, 10.89%, and 10.36%, respectively, on these dates.  Further, at March 31, 2019, our risk-adjusted capital ratio was 17.09% compared to 17.13% and 17.05% at December 31, 2018 and March 31, 2018, respectively.  Our common equity tier 1 ratio was 13.62% at March 31, 2019 compared to 13.58% and 13.44% at December 31, 2018 and March 31, 2018, respectively.  At March 31, 2019, each of our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

During the first three months of 2019, shareowners’ equity increased $6.4 million, or 8.5%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $6.4 million, a $0.9 million decrease in the unrealized loss on investment securities, stock compensation accretion of $0.5 million, and net adjustments totaling $0.4 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $1.8 million.

At March 31, 2019, our common stock had a book value of $18.35 per diluted share compared to $18.00 at December 31, 2018 and $16.87 at March 31, 2018.  Book value is impacted through other comprehensive income by the net unrealized gains and losses in our available for sale investment portfolio.  At March 31, 2019, the net after tax unrealized loss was $1.1 million and compared to $2.0 million at December 31, 2018 and $2.8 million at March 31, 2018.  Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income.  At March 31, 2019, the net after tax pension liability reflected in accumulated other comprehensive loss was $26.8 million.  This liability is re-measured annually on December 31st based on an actuarial calculation of our pension liability.  Significant assumptions used in calculating the liability are discussed in our 2018 Form 10-K “Critical Accounting Policies” and include the weighted average discount rate used to measure the present value of the pension liability, the weighted-average expected long-term rate of return on pension plan assets, and the assumed rate of annual compensation increases, all of which will vary when re-measured.  The discount rate assumption used to calculate the pension liability is subject to long-term corporate bond rates at December 31st.  The estimated impact to the pension liability based on a 25 basis point increase or decrease in long-term corporate bond rates used to discount the pension obligation would decrease or increase the pension liability by approximately $4.7 million (after-tax) using the balances from the December 31, 2018 measurement date.

In January 2019, our Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock through February 2024, which replaced our prior repurchase program that was set to expire in February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  At March 31, 2019, we had not repurchased any shares under our new repurchase program.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

As of March 31, 2019, we had $497.8 million in commitments to extend credit and $5.1 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2018 Form 10-K.  The preparation of our Consolidated Financial Statements in accordance with GAAP and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities.  Actual results could differ from those estimates.

We have identified accounting for (i) the allowance for loan and lease losses, (ii) valuation of goodwill, (iii) pension benefits, and (iv) income taxes as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,780,406	$22,718	5.18%	$1,785,570	$22,556	5.01%	$1,647,612	$19,636	4.83%
Taxable Securities(2)	618,127	3,387	2.20	637,735	3,325	2.08	619,137	2,523	1.64
Tax-Exempt Securities	40,575	158	1.56	50,362	193	1.54	84,800	318	1.50
Funds Sold	265,694	1,593	2.43	80,815	461	2.26	240,916	917	1.54
Total Earning Assets	2,704,802	27,856	4.17%	2,554,482	26,535	4.12%	2,592,465	23,394	3.66%
Cash & Due From Banks	53,848			52,344			52,711
Allowance For Loan Losses	(14,347)			(14,642)			(13,651)
Other Assets	252,208			257,061			260,595
TOTAL ASSETS	$2,996,511			$2,849,245			$2,892,120

Liabilities:
NOW Accounts	$884,277	$1,755	0.80%	$739,225	$995	0.53%	$863,175	$659	0.31%
Money Market Accounts	239,516	247	0.42	248,486	216	0.34	246,576	103	0.17
Savings Accounts	364,783	44	0.05	356,723	44	0.05	343,987	42	0.05
Other Time Deposits	118,839	53	0.18	123,193	57	0.18	140,359	64	0.18
Total Interest Bearing Deposits	1,607,415	2,099	0.53	1,467,627	1,312	0.37	1,594,097	868	0.23
Short-Term Borrowings	11,378	35	1.26	15,424	53	1.36	8,869	8	0.37
Subordinated Notes Payable	52,887	608	4.60	52,887	572	4.23	52,887	475	3.60
Other Long-Term Borrowings	8,199	72	3.55	9,918	85	3.40	13,787	100	2.93
Total Interest Bearing Liabilities	1,679,879	2,814	0.68%	1,545,856	2,022	0.54%	1,669,640	1,451	0.37%
Noninterest Bearing Deposits	957,300			944,748			862,009
Other Liabilities	52,070			56,445			72,969
TOTAL LIABILITIES	2,689,249			2,547,049			2,604,618

TOTAL SHAREOWNERS’ EQUITY	307,262			302,196			287,502

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,996,511			$2,849,245			$2,892,120

Interest Rate Spread			3.49%			3.58%			3.29%
Net Interest Income		$25,042			$24,513			$21,943
Net Interest Margin(3)			3.75%			3.81%			3.43%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 25% tax rate.
(3)Taxable equivalent net interest income divided by average earnings assets.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2018.

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At March 31, 2019, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at March 31, 2019, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2018 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CAPITAL CITY BANK GROUP, INC.

        (Registrant)

/s/ J. Kimbrough Davis                    _________________

J. Kimbrough Davis

Executive Vice President and Chief Financial Officer

(Mr. Davis is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant)

Date: May 3, 2019