Form 10-Q
period 2019-06-30
CAPITAL CITY BANK GROUP INC
filed 2019-08-02
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-13358

(Exact name of registrant as specified in its charter)

Florida	59-2273542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

217 North Monroe Street, Tallahassee, Florida	32301
(Address of principal executive office)	(Zip Code)

(850) 402-7821
(Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par value $0.01	CCBG	Nasdaq Stock Market, LLC

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

At July 31, 2019, 16,745,866 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in Thousands)	2019	2018
ASSETS
Cash and Due From Banks	$53,731	$62,032
Federal Funds Sold and Interest Bearing Deposits	234,097	213,968
Total Cash and Cash Equivalents	287,828	276,000

Investment Securities, Available for Sale, at fair value	410,851	446,157
Investment Securities, Held to Maturity, at amortized cost (fair value of $230,690 and $214,413)	229,516	217,320
Total Investment Securities	640,367	663,477

Loans Held For Sale	9,885	6,869

Loans, Net of Unearned Income	1,835,182	1,774,225
Allowance for Loan Losses	(14,593)	(14,210)
Loans, Net	1,820,589	1,760,015

Premises and Equipment, net	86,005	87,190
Goodwill	84,811	84,811
Other Real Estate Owned	1,010	2,229
Other Assets	87,159	78,592
Total Assets	$3,017,654	$2,959,183

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$1,024,898	$947,858
Interest Bearing Deposits	1,536,206	1,583,998
Total Deposits	2,561,104	2,531,856

Short-Term Borrowings	9,753	13,541
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	7,313	8,568
Other Liabilities	72,002	49,744
Total Liabilities	2,703,059	2,656,596

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,745,866 and 16,747,571 shares
issued and outstanding at June 30, 2019 and December 31, 2018, respectively	167	167
Additional Paid-In Capital	30,751	31,058
Retained Earnings	310,247	300,177
Accumulated Other Comprehensive Loss, net of tax	(26,570)	(28,815)
Total Shareowners’ Equity	314,595	302,587
Total Liabilities and Shareowners' Equity	$3,017,654	$2,959,183

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2019	2018	2019	2018
INTEREST INCOME
Loans, including Fees	$23,765	$20,533	$46,381	$40,068
Investment Securities:
Taxable	3,301	2,944	6,688	5,467
Tax Exempt	92	212	218	451
Federal Funds Sold and Interest Bearing Deposits	1,507	730	3,100	1,647
Total Interest Income	28,665	24,419	56,387	47,633

INTEREST EXPENSE
Deposits	1,988	995	4,087	1,863
Short-Term Borrowings	31	8	66	16
Subordinated Notes Payable	596	552	1,204	1,027
Other Long-Term Borrowings	66	94	138	194
Total Interest Expense	2,681	1,649	5,495	3,100

NET INTEREST INCOME	25,984	22,770	50,892	44,533
Provision for Loan Losses	646	815	1,413	1,560
Net Interest Income After Provision For Loan Losses	25,338	21,955	49,479	42,973

NONINTEREST INCOME
Deposit Fees	4,756	4,842	9,531	9,714
Bank Card Fees	3,036	2,909	5,891	5,720
Wealth Management Fees	2,404	2,037	4,727	4,210
Mortgage Banking Fees	1,199	1,206	2,192	2,263
Other	1,375	1,548	2,981	3,112
Total Noninterest Income	12,770	12,542	25,322	25,019

NONINTEREST EXPENSE
Compensation	16,437	15,797	32,786	31,708
Occupancy, net	4,537	4,503	9,046	9,054
Other Real Estate Owned, net	75	248	438	874
Other	7,347	7,845	14,324	14,663
Total Noninterest Expense	28,396	28,393	56,594	56,299

INCOME BEFORE INCOME TAXES	9,712	6,104	18,207	11,693
Income Tax Expense (Benefit)	2,387	101	4,446	(83)

NET INCOME	$7,325	$6,003	$13,761	$11,776

BASIC NET INCOME PER SHARE	$0.44	$0.35	$0.82	$0.69
DILUTED NET INCOME PER SHARE	$0.44	$0.35	$0.82	$0.69

Average Common Basic Shares Outstanding	16,791	17,045	16,791	17,037
Average Common Diluted Shares Outstanding	16,818	17,104	16,820	17,089

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2019	2018	2019	2018
NET INCOME	$7,325	$6,003	$13,761	$11,776
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	1,736	(265)	2,985	(1,752)
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	11	14	22	28
Total Investment Securities	1,747	(251)	3,007	(1,724)
Other comprehensive income (loss), before tax	1,747	(251)	3,007	(1,724)
Deferred tax expense (benefit) related to other comprehensive income	443	(63)	762	(436)
Other comprehensive income (loss), net of tax	1,304	(188)	2,245	(1,288)
TOTAL COMPREHENSIVE INCOME	$8,629	$5,815	$16,006	$10,488

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
(Dollars In Thousands,	Shares	Common	Paid-In	Retained	(Loss) Income,
Except Share Data)	Outstanding	Stock	Capital	Earnings	Net of Taxes	Total
Three Months Ended:
Balance, April 1, 2019	16,812,460	$168	$31,929	$304,763	$(27,874)	$308,986
Net Income	-	-	-	7,325	-	7,325
Other Comprehensive Income, net of tax	-	-	-	-	1,304	1,304
Cash Dividends ($0.1100 per share)	-	-	-	(1,841)	-	(1,841)
Repurchase of Common Stock	(77,000)	(1)	(1,805)	-	-	(1,806)
Stock Based Compensation	-	-	386	-	-	386
Impact of Transactions Under Compensation Plans, net	10,406	-	241	-	-	241
Balance, June 30, 2019	16,745,866	$167	$30,751	$310,247	$(26,570)	$314,595

Balance, April 1, 2018	17,044,066	$171	$37,343	$283,990	$(33,144)	$288,360
Net Income	-	-	-	6,003	-	6,003
Other Comprehensive Loss, net of tax	-	-	-	-	(188)	(188)
Cash Dividends ($0.0700 per share)	-	-	-	(1,193)	-	(1,193)
Stock Based Compensation	-	-	324	-	-	324
Impact of Transactions Under Compensation Plans, net	11,598	-	265	-	-	265
Balance, June 30, 2018	17,055,664	$171	$37,932	$288,800	$(33,332)	$293,571

					Accumulated
					Other
			Additional		Comprehensive
(Dollars In Thousands,	Shares	Common	Paid-In	Retained	(Loss) Income,
Except Share Data)	Outstanding	Stock	Capital	Earnings	Net of Taxes	Total
Six Months Ended:
Balance, January 1, 2019	16,747,571	$167	$31,058	$300,177	$(28,815)	$302,587
Net Income	-	-	-	13,761	-	13,761
Other Comprehensive Income, net of tax	-	-	-	-	2,245	2,245
Cash Dividends ($0.2200 per share)	-	-	-	(3,691)	-	(3,691)
Repurchase of Common Stock	(77,000)	(1)	(1,805)	-	-	(1,806)
Stock Based Compensation	-	-	885	-	-	885
Impact of Transactions Under Compensation Plans, net	75,295	1	613	-	-	614
Balance, June 30, 2019	16,745,866	$167	$30,751	$310,247	$(26,570)	$314,595

Balance, January 1, 2018	16,988,951	$170	$36,674	$279,410	$(32,044)	$284,210
Net Income	-	-	-	11,776	-	11,776
Other Comprehensive Loss, net of tax	-	-	-	-	(1,288)	(1,288)
Cash Dividends ($0.1400 per share)	-	-	-	(2,386)	-	(2,386)
Stock Based Compensation	-	-	655	-	-	655
Impact of Transactions Under Compensation Plans, net	66,713	1	603	-	-	604
Balance, June 30, 2018	17,055,664	$171	$37,932	$288,800	$(33,332)	$293,571

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,761	$11,776
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	1,413	1,560
Depreciation	3,148	3,218
Amortization of Premiums, Discounts and Fees, net	2,520	3,495
Originations of Loans Held-for-Sale	(94,776)	(87,689)
Proceeds From Sales of Loans Held-for-Sale	93,952	86,523
Net Gain From Sales of Loans Held-for-Sale	(2,192)	(2,263)
Stock Compensation	885	655
Net Tax Benefit From Stock-Based Compensation	(14)	(41)
Deferred Income Taxes	1,253	2,156
Net Change in Operating Leases	45	-
Net Loss on Sales and Write-Downs of Other Real Estate Owned	204	693
Proceeds From Insurance Claim for Operating Loss	268	-
Loss on Disposal of Premises and Equipment	39	-
Net (Increase) Decrease in Other Assets	(11,628)	541
Net Increase (Decrease) in Other Liabilities	22,430	(15,468)
Net Cash Provided By Operating Activities	31,308	5,156

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(33,844)	(84,617)
Payments, Maturities, and Calls	20,891	63,724
Securities Available for Sale:
Purchases	(31,215)	(102,974)
Payments, Maturities, and Calls	67,551	84,991
Purchases of Loans Held for Investment	(18,661)	(16,106)
Net Increase in Loans	(43,822)	(56,981)
Proceeds from Insurance Claims on Premises	814	-
Proceeds From Sales of Other Real Estate Owned	1,703	715
Purchases of Premises and Equipment	(2,002)	(1,520)
Net Cash Used In Investing Activities	(38,585)	(112,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	29,248	(10,687)
Net Decrease in Short-Term Borrowings	(4,148)	(459)
Repayment of Other Long-Term Borrowings	(895)	(1,070)
Dividends Paid	(3,691)	(2,386)
Payments to Repurchase Common Stock	(1,806)	-
Issuance of Common Stock Under Compensation Plans	397	411
Net Cash Provided By (Used In) Financing Activities	19,105	(14,191)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,828	(121,803)

Cash and Cash Equivalents at Beginning of Period	276,000	285,442
Cash and Cash Equivalents at End of Period	$287,828	$163,639

Supplemental Cash Flow Disclosures:
Interest Paid	$5,505	$3,103
Income Taxes Paid	$1,381	$101

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$688	$840
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities(1)	$1,992	$-

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

Accounting Changes

Leases.   Accounting Standards Update ("ASU") 2016-02 requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  ASU 2016-02 was effective for the Company on January 1, 2019.  ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients.  The Company elected to apply the modified retrospective transition approach as of the beginning of the period of adoption and has not restated comparative periods.  The Company also adopted the package of practical expedients provided under ASU 2016-02, which provided for the Company not to reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial and direct costs of any existing leases.  The Company elected not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by the accounting guidance).

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
	June 30, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$241,731	$908	$616	$242,023	$264,298	$167	$2,616	$261,849
U.S. Government Agency	138,046	476	395	138,127	133,201	520	515	133,206
States and Political Subdivisions	22,067	8	9	22,066	42,509	-	144	42,365
Mortgage-Backed Securities	723	65	-	788	903	40	-	943
Equity Securities(1)	7,847	-	-	7,847	7,794	-	-	7,794
Total	$410,414	$1,457	$1,020	$410,851	$448,705	$727	$3,275	$446,157

Held to Maturity
U.S. Government Treasury	$35,062	$7	$96	$34,973	$35,088	$-	$477	$34,611
States and Political Subdivisions	4,833	1	3	4,831	6,512	-	26	6,486
Mortgage-Backed Securities	189,621	1,614	349	190,886	175,720	220	2,624	173,316
Total	$229,516	$1,622	$448	$230,690	$217,320	$220	$3,127	$214,413

Total Investment Securities	$639,930	$3,079	$1,468	$641,541	$666,025	$947	$6,402	$660,570

(1)     Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $3.1 million, $4.8 million, respectively, at June 30, 2019 and includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $3.0 million and $4.8 million, respectively, at December 31, 2018.

Securities with an amortized cost of $309.3 million and $319.6 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At June 30, 2019, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$148,151	$147,738	$19,840	$19,800
Due after one year through five years	130,952	131,635	20,055	20,004
Mortgage-Backed Securities	723	788	189,621	190,886
U.S. Government Agency	122,741	122,843	-	-
Equity Securities	7,847	7,847	-	-
Total	$410,414	$410,851	$229,516	$230,690

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
Available for Sale
U.S. Government Treasury	$-	$-	$167,884	$616	$167,884	$616
U.S. Government Agency	32,600	175	42,908	220	75,508	395
States and Political Subdivisions	-	-	11,369	9	11,369	9
Total	32,600	175	222,161	845	254,761	1,020

Held to Maturity
U.S. Government Treasury	-	-	29,958	96	29,958	96
States and Political Subdivisions	-	-	2,880	3	2,880	3
Mortgage-Backed Securities	4,929	32	47,910	317	52,839	349
Total	$4,929	$32	$80,748	$416	$85,677	$448

December 31, 2018
Available for Sale
U.S. Government Treasury	$28,420	$80	$193,501	$2,536	$221,921	$2,616
U.S. Government Agency	53,237	271	28,735	244	81,972	515
States and Political Subdivisions	8,243	12	31,417	132	39,660	144
Mortgage-Backed Securities	10	-	-	-	10	-
Total	89,910	363	253,653	2,912	343,563	3,275

Held to Maturity
U.S. Government Treasury	-	-	34,612	477	34,612	477
States and Political Subdivisions	204	-	6,281	26	6,485	26
Mortgage-Backed Securities	51,327	389	84,705	2,235	136,032	2,624
Total	$51,531	$389	$125,598	$2,738	$177,129	$3,127

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

At June 30, 2019, there were 298 positions (combined AFS and HTM) with unrealized losses totaling $1.5 million.  40 of these positions were U.S. government treasury securities guaranteed by the U.S. government.  211 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities.  The remaining 47 positions were municipal securities. Because the declines in the market value of these securities were attributable to changes in interest rates and not credit quality, and because the Company had the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2019.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2019	December 31, 2018
Commercial, Financial and Agricultural	$265,001	$233,689
Real Estate – Construction	101,372	89,527
Real Estate – Commercial Mortgage	614,618	602,061
Real Estate – Residential(1)	362,974	342,215
Real Estate – Home Equity	201,579	210,111
Consumer(2)	289,638	296,622
Loans, Net of Unearned Income	$1,835,182	$1,774,225

(1)     Includes loans in process with outstanding balances of $14.2 million and $9.2 million at June 30, 2019 and December 31, 2018, respectively.

(2)     Includes overdraft balances of $1.4 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively.

Net deferred costs, which include premiums on purchased loans, included in loans were $1.8 million at June 30, 2019 and $1.5 million at December 31, 2018.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	June 30, 2019		December 31, 2018
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$187	$-	$267	$-
Real Estate – Construction	381	-	722	-
Real Estate – Commercial Mortgage	2,107	-	2,860	-
Real Estate – Residential	1,166	-	2,119	-
Real Estate – Home Equity	1,569	-	584	-
Consumer	212	-	320	-
Total Nonaccrual Loans	$5,622	$-	$6,872	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
June 30, 2019
Commercial, Financial and Agricultural	$493	$393	$-	$886	$263,928	$265,001
Real Estate – Construction	-	-	-	-	100,991	101,372
Real Estate – Commercial Mortgage	723	276	-	999	611,512	614,618
Real Estate – Residential	377	882	-	1,259	360,549	362,974
Real Estate – Home Equity	256	95	-	351	199,659	201,579
Consumer	1,613	335	-	1,948	287,478	289,638
Total Loans	$3,462	$1,981	$-	$5,443	$1,824,117	$1,835,182

December 31, 2018
Commercial, Financial and Agricultural	$104	$58	$-	$162	$233,260	$233,689
Real Estate – Construction	489	-	-	489	88,316	89,527
Real Estate – Commercial Mortgage	124	-	-	124	599,077	602,061
Real Estate – Residential	745	627	-	1,372	338,724	342,215
Real Estate – Home Equity	512	124	-	636	208,891	210,111
Consumer	1,661	313	-	1,974	294,328	296,622
Total Loans	$3,635	$1,122	$-	$4,757	$1,762,596	$1,774,225

(1) Total Loans include nonaccrual loans of $5.6 million and $6.9 million at June 30, 2019 and December 31, 2018, respectively.

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
June 30, 2019
Beginning Balance	$1,630	$381	$3,993	$3,186	$2,261	$2,669	$14,120
Provision for Loan Losses	195	140	(204)	(134)	107	542	646
Charge-Offs	(235)	-	-	(65)	(45)	(520)	(865)
Recoveries	58	-	100	223	60	251	692
Net Charge-Offs	(177)	-	100	158	15	(269)	(173)
Ending Balance	$1,648	$521	$3,889	$3,210	$2,383	$2,942	$14,593

Six Months Ended
June 30, 2019
Beginning Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210
Provision for Loan Losses	412	241	(307)	(128)	87	1,108	1,413
Charge-Offs	(330)	-	(155)	(329)	(97)	(1,315)	(2,226)
Recoveries	132	-	170	267	92	535	1,196
Net Charge-Offs	(198)	-	15	(62)	(5)	(780)	(1,030)
Ending Balance	$1,648	$521	$3,889	$3,210	$2,383	$2,942	$14,593

Three Months Ended
June 30, 2018
Beginning Balance	$1,131	$244	$4,053	$3,363	$2,319	$2,148	$13,258
Provision for Loan Losses	137	39	364	(107)	110	272	815
Charge-Offs	(141)	-	-	(456)	(157)	(509)	(1,263)
Recoveries	87	-	15	346	22	283	753
Net Charge-Offs	(54)	-	15	(110)	(135)	(226)	(510)
Ending Balance	$1,214	$283	$4,432	$3,146	$2,294	$2,194	$13,563

Six Months Ended
June 30, 2018
Beginning Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307
Provision for Loan Losses	93	167	238	73	20	969	1,560
Charge-Offs	(323)	(7)	(290)	(563)	(315)	(1,204)	(2,702)
Recoveries	253	1	138	430	83	493	1,398
Net Charge-Offs	(70)	(6)	(152)	(133)	(232)	(711)	(1,304)
Ending Balance	$1,214	$283	$4,432	$3,146	$2,294	$2,194	$13,563

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
June 30, 2019
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$95	$254	$637	$585	$360	$2	$1,933
Loans Collectively
Evaluated for Impairment	1,553	267	3,252	2,625	2,023	2,940	12,660
Ending Balance	$1,648	$521	$3,889	$3,210	$2,383	$2,942	$14,593

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

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
June 30, 2019
Individually Evaluated for
Impairment	$1,261	$381	$13,239	$9,366	$2,324	$80	$26,651
Collectively Evaluated for
Impairment	263,740	100,991	601,379	353,608	199,255	289,558	1,808,531
Total	$265,001	$101,372	$614,618	$362,974	$201,579	$289,638	$1,835,182

December 31, 2018
Individually Evaluated for
Impairment	$873	$781	$12,650	$10,593	$2,210	$88	$27,195
Collectively Evaluated for
Impairment	232,816	88,746	589,411	331,622	207,901	296,534	1,747,030
Total	$233,689	$89,527	$602,061	$342,215	$210,111	$296,622	$1,774,225

June 30, 2018
Individually Evaluated for
Impairment	$1,093	$671	$18,368	$11,416	$2,589	$95	$34,232
Collectively Evaluated for
Impairment	221,313	87,498	557,625	320,528	216,262	287,017	1,690,243
Total	$222,406	$88,169	$575,993	$331,944	$218,851	$287,112	$1,724,475

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
June 30, 2019
Commercial, Financial and Agricultural	$1,261	$723	$538	$95
Real Estate – Construction	381	-	381	254
Real Estate – Commercial Mortgage	13,239	5,489	7,750	637
Real Estate – Residential	9,366	3,060	6,306	585
Real Estate – Home Equity	2,324	696	1,628	360
Consumer	80	44	36	2
Total	$26,651	$10,012	$16,639	$1,933

December 31, 2018
Commercial, Financial and Agricultural	$873	$101	$772	$118
Real Estate – Construction	781	459	322	52
Real Estate – Commercial Mortgage	12,650	2,384	10,266	1,026
Real Estate – Residential	10,593	1,482	9,111	919
Real Estate – Home Equity	2,210	855	1,355	289
Consumer	88	49	39	1
Total	$27,195	$5,330	$21,865	$2,405

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average	Total	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and
Agricultural	$1,024	$21	$1,188	$22	$974	$32	$1,251	$50
Real Estate – Construction	381	-	671	1	515	-	568	1
Real Estate – Commercial Mortgage	12,574	145	18,406	168	12,599	268	18,697	344
Real Estate – Residential	9,148	127	12,310	136	9,629	253	12,497	284
Real Estate – Home Equity	2,477	18	2,894	24	2,388	44	3,040	51
Consumer	82	2	102	2	84	4	106	4
Total	$25,686	$313	$35,571	$353	$26,189	$601	$36,159	$734

Credit Risk Management.  The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures designed to maximize loan income within an acceptable level of risk.  Management and the Board of Directors review and approve these policies and procedures on a regular basis (at least annually).

Reporting systems are used to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.  Management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies.  In addition, total borrower exposure limits are established and concentration risk is monitored.  As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans.  Specific segments of the loan portfolio are monitored and reported to the Board on a quarterly basis and we have strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards.  Detailed below are the types of loans within the Company’s loan portfolio and risk characteristics unique to each.

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

Credit Quality Indicators.  As part of the ongoing monitoring of the Company’s loan portfolio quality, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment performance, credit documentation, and current economic and market trends, among other factors.  Risk ratings are assigned to each loan and revised as needed through established monitoring procedures for individual loan relationships over a predetermined amount and review of smaller balance homogenous loan pools.  The Company uses the definitions noted below for categorizing and managing its criticized loans.  Loans categorized as “Pass” do not meet the criteria set forth for the Special Mention, Substandard, or Doubtful categories and are not considered criticized.

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
June 30, 2019
Pass	$263,033	$1,242,619	$289,012	$1,794,664
Special Mention	465	13,599	49	14,113
Substandard	1,503	24,325	577	26,405
Doubtful	-	-	-	-
Total Loans	$265,001	$1,280,543	$289,638	$1,835,182

December 31, 2018
Pass	$232,417	$1,211,451	$295,888	$1,739,756
Special Mention	479	11,048	54	11,581
Substandard	793	21,415	680	22,888
Doubtful	-	-	-	-
Total Loans	$233,689	$1,243,914	$296,622	$1,774,225

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

The following table presents loans classified as TDRs.

	June 30, 2019		December 31, 2018
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$630	$-	$873	$-
Real Estate – Construction	-	58	59	-
Real Estate – Commercial Mortgage	8,620	862	9,910	1,239
Real Estate – Residential	7,973	444	9,234	1,222
Real Estate – Home Equity	1,434	177	1,920	179
Consumer	80	-	88	-
Total TDRs	$18,737	$1,541	$22,084	$2,640

For TDRs, the Company estimated $1.6 million and $2.3 million of impaired loan loss reserves for these loans at June 30, 2019 and December 31, 2018, respectively.

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.  The financial impact of these modifications was not material.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019			2019
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	-	$-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	1	58	61	1	58	61
Real Estate – Residential	-	-	-	1	46	74
Real Estate – Home Equity	-	-	-	1	30	31
Consumer	-	-	-	-	-	-
Total TDRs	1	$58	$61	3	$134	$166

	Three Months Ended June 30,			Six Months Ended June 30,
	2018			2018
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	1	$498	$230
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	1	227	227
Real Estate – Residential	1	33	33	1	33	33
Real Estate – Home Equity	1	27	27	1	27	27
Consumer	-	-	-	-	-	-
Total TDRs	2	$60	$60	4	$785	$517

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

For the three and six months ended June 30, 2019, there were no loans modified as TDRs within the previous 12 months that had defaulted.  For the three and six months ended June 30, 2018, loans classified as TDRs for which there was a payment default and the loans were modified within twelve months prior to default is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	1	64	1	64
Real Estate – Residential	-	-	-	-
Real Estate – Home Equity	-	-	-	-
Consumer	-	-	-	-
Total TDRs	1	$64	1	$64

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019		2019
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	-	$-	-	$-
Interest rate adjustment	-	-	-	-
Extended amortization and interest rate adjustment	1	61	3	166
Total TDRs	1	$61	3	$166

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	-	$-	1	$227
Interest rate adjustment	1	33	1	33
Extended amortization and interest rate adjustment	1	27	1	27
Principal moratorium	-	-	1	230
Total TDRs	2	$60	4	$517

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018
Beginning Balance	$1,902	$3,330	$2,229	$3,941
Additions	161	533	688	840
Valuation Write-downs	(41)	(138)	(231)	(632)
Sales	(1,012)	(352)	(1,676)	(776)
Ending Balance	$1,010	$3,373	$1,010	$3,373

Net expenses applicable to other real estate owned include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018
Gains from the Sale of Properties	$(80)	$(53)	$(92)	$(81)
Losses from the Sale of Properties	29	54	65	142
Rental Income from Properties	(1)	(3)	(4)	(6)
Property Carrying Costs	86	112	237	187
Valuation Adjustments	41	138	232	632
Total	$75	$248	$438	$874

At June 30, 2019, the Company had $1.0 million of loans secured by residential real estate in the process of foreclosure.

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

The Company’s operating leases primarily relate to banking offices with remaining lease terms from 1 to 9 years.  The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of Topic 842.  Operating leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.  At June 30, 2019, the operating lease ROU assets and liabilities were $1.9 million and $2.7 million, respectively.  The Company does not have any finance leases or any significant lessor agreements.

The table below summarizes our lease expense and other information related to the Company’s operating leases:

	Three Months Ended	Six Months Ended
(Dollars in Thousands)	June 30, 2019	June 30, 2019
Operating lease expense	$81	$162
Short-term lease expense	29	63
Total lease expense	$110	$225

		June 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$169
Right-of-use assets obtained in exchange for new operating lease liabilities		1,860

Weighted-average remaining lease term — operating leases (in years)		7.2
Weighted-average discount rate — operating leases		2.9%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in Thousands)	June 30, 2019
2019	$210
2020	451
2021	420
2022	417
2023	398
2024 and thereafter	1,085
Total	$2,981
Less: Interest	(306)
Present Value of Lease liability	$2,675

At June 30, 2019, the Company had additional operating lease payments for a banking office (to be constructed) that have not yet commenced of $1.4 million.  Payments for the banking office are expected to commence after the construction period ends, which is expected to occur during the second quarter of 2020.

A related party is the lessor in an operating lease with the Company.  The Company’s minimum payment is $0.2 million annually through 2024, for an aggregate remaining obligation of $1.1 million at June 30, 2019.

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018
Service Cost	$1,529	$1,721	$3,057	$3,442
Interest Cost	1,545	1,415	3,089	2,830
Expected Return on Plan Assets	(2,382)	(2,391)	(4,764)	(4,782)
Prior Service Cost Amortization	4	50	8	100
Net Loss Amortization	965	918	1,931	1,837
Net Periodic Benefit Cost	$1,661	$1,713	$3,321	$3,427

Discount Rate	4.43%	3.71%	4.43%	3.71%
Long-term Rate of Return on Assets	7.25%	7.25%	7.25%	7.25%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018
Interest Cost	$87	$57	$174	$113
Net Loss Amortization	190	406	380	813
Net Periodic Benefit Cost	$277	$463	$554	$926

Discount Rate	4.23%	3.53%	4.23%	3.53%

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

	June 30, 2019			December 31, 2018
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$113,445	$396,348	$509,793	$94,572	$373,438	$468,010
Standby Letters of Credit	5,441	-	5,441	4,986	-	4,986
Total	$118,886	$396,348	$515,234	$99,558	$373,438	$472,996

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A member banks are required to indemnify the Visa U.S.A. network for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $146,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At June 30, 2019, there were no amounts payable.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
June 30, 2019
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$242,023	$-	$-	$242,023
U.S. Government Agency	-	138,127	-	138,127
States and Political Subdivisions	-	22,066	-	22,066
Mortgage-Backed Securities	-	788	-	788
Equity Securities	-	7,847	-	7,847

December 31, 2018
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$261,849	$-	$-	$261,849
U.S. Government Agency	-	133,206	-	133,206
States and Political Subdivisions	-	42,365	-	42,365
Mortgage-Backed Securities	-	943	-	943
Equity Securities	-	7,794	-	7,794

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral-dependent loans had a carrying value of $8.4 million with a valuation allowance of $0.6 million at June 30, 2019 and $5.6 million and $0.8 million, respectively, at December 31, 2018.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first six months of 2019, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	June 30, 2019
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$53,731	$53,731	$-	$-
Short-Term Investments	234,097	234,097	-	-
Investment Securities, Available for Sale	410,851	242,023	168,828	-
Investment Securities, Held to Maturity	229,516	34,973	195,717	-
Equity Securities(1)	3,588	-	3,588	-
Loans Held for Sale	9,885	-	9,885	-
Loans, Net of Allowance for Loan Losses	1,820,589	-	-	1,804,474

LIABILITIES:
Deposits	$2,561,104	$-	$2,559,752	$-
Short-Term Borrowings	9,753	-	9,753	-
Subordinated Notes Payable	52,887	-	39,462	-
Long-Term Borrowings	7,313	-	7,418	-

	December 31, 2018
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$62,032	$62,032	$-	$-
Short-Term Investments	213,968	213,968	-	-
Investment Securities, Available for Sale	446,157	261,849	184,308	-
Investment Securities, Held to Maturity	217,320	34,611	179,802	-
Loans Held for Sale	6,869	-	6,869	-
Equity Securities(1)	3,591	-	3,591	-
Loans, Net of Allowance for Loan Losses	1,760,015	-	-	1,730,161

LIABILITIES:
Deposits	$2,531,856	$-	$2,529,841	$-
Short-Term Borrowings	13,541	-	13,541	-
Subordinated Notes Payable	52,887	-	42,359	-
Long-Term Borrowings	8,568	-	7,879	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2019
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,736	$(439)	$1,297
Amortization of losses on securities transferred from available for sale to held to
maturity	11	(4)	7
Total Other Comprehensive Loss	$1,747	$(443)	$1,304

Six Months Ended June 30, 2019
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$2,985	$(756)	$2,229
Amortization of losses on securities transferred from available for sale to held to
maturity	22	(6)	16
Total Other Comprehensive Loss	$3,007	$(762)	$2,245

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2018
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(265)	$67	$(198)
Amortization of losses on securities transferred from available for sale to held to
maturity	14	(4)	10
Total Other Comprehensive Loss	$(251)	$63	$(188)

Six Months Ended June 30, 2018
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(1,752)	$443	$(1,309)
Amortization of losses on securities transferred from available for sale to held to
maturity	28	(7)	21
Total Other Comprehensive Income	$(1,724)	$436	$(1,288)

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2019	$(2,008)	$(26,807)	$(28,815)
Other comprehensive income during the period	2,245	-	2,245
Balance as of June 30, 2019	$237	$(26,807)	$(26,570)

Balance as of January 1, 2018	$(1,743)	$(30,301)	$(32,044)
Other comprehensive loss during the period	(1,288)	-	(1,288)
Balance as of June 30, 2018	$(3,031)	$(30,301)	$(33,332)

NOTE 10 – ACCOUNTING STANDARDS UPDATES

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 will be effective for the Company on January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements and related disclosures.  As part of its implementation efforts to date, management has formed a cross-functional implementation team and developed a project plan.  The Company has also engaged a vendor to assist in model development.  The Company’s implementation plan has progressed through the design and build phase and has begun testing and parallel modeling.  In conjunction with the implementation, the Company is reviewing business process and evaluating potential changes to the control environment.  The Company expects the new guidance will result in an increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio.  However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 57 full-service offices located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, and retail securities brokerage.

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

NON-GAAP FINANCIAL MEASURE

We present a tangible common equity ratio and a tangible book value per diluted share that, in each case, removes the effect of goodwill resulting from merger and acquisition activity.  We believe these measures are useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry. The GAAP to non-GAAP reconciliation for each quarter presented on page 30 is provided below.

		2019		2018				2017
(Dollars in Thousands, except per share data)		Second	First	Fourth	Third	Second	First	Fourth	Third
Shareowners' Equity (GAAP)		$314,595	$308,986	$302,587	$298,016	$293,571	$288,360	$284,210	$285,201
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	229,784	224,175	217,776	213,205	208,760	203,549	199,399	200,390
Total Assets (GAAP)		3,017,654	3,052,051	2,959,183	2,819,190	2,880,278	2,924,832	2,898,794	2,790,842
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,932,843	$2,967,240	$2,874,372	$2,734,379	$2,795,467	$2,840,021	$2,813,983	$2,706,031
Tangible Common Equity Ratio (non-GAAP)	A/B	7.83%	7.56%	7.58%	7.80%	7.47%	7.17%	7.09%	7.41%
Actual Diluted Shares Outstanding (GAAP)	C	16,773,449	16,840,496	16,808,542	17,127,846	17,114,380	17,088,419	17,071,107	17,045,326
Diluted Tangible Book Value (non-GAAP)	A/C	13.70	13.31	12.96	12.45	12.20	11.91	11.68	11.76

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands, Except	2019		2018				2017
Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$28,665	$27,722	$26,370	$25,392	$24,419	$23,214	$22,627	$22,341
Interest Expense	2,681	2,814	2,022	1,769	1,649	1,451	1,138	1,080
Net Interest Income	25,984	24,908	24,348	23,623	22,770	21,763	21,489	21,261
Provision for Loan Losses	646	767	457	904	815	745	826	490
Net Interest Income After
Provision for Loan Losses	25,338	24,141	23,891	22,719	21,955	21,018	20,663	20,771
Noninterest Income	12,770	12,552	13,238	13,308	12,542	12,477	12,897	12,996
Noninterest Expense	28,396	28,198	26,505	28,699	28,393	27,906	26,897	26,707
Income Before Income Taxes	9,712	8,495	10,624	7,328	6,104	5,589	6,663	7,060
Income Tax Expense (Benefit)(2)	2,387	2,059	2,166	1,338	101	(184)	6,660	2,505
Net Income	7,325	6,436	8,458	5,990	6,003	5,773	3	4,555
Net Interest Income (FTE)	$26,116	$25,042	$24,513	$23,785	$22,917	$21,943	$21,808	$21,595

Per Common Share:
Net Income Basic	$0.44	$0.38	$0.50	$0.35	$0.35	$0.34	$0.00	$0.27
Net Income Diluted	0.44	0.38	0.50	0.35	0.35	0.34	0.00	0.27
Cash Dividends Declared	0.11	0.11	0.09	0.09	0.07	0.07	0.07	0.07
Diluted Book Value	18.76	18.35	18.00	17.40	17.15	16.87	16.65	16.73
Diluted Tangible Book Value(1)	13.70	13.31	12.96	12.45	12.20	11.91	11.68	11.76
Market Price:
High	25.00	25.87	26.95	25.91	25.99	26.50	26.01	24.58
Low	21.57	21.04	19.92	23.19	22.28	22.80	22.21	19.60
Close	24.85	21.78	23.21	23.34	23.63	24.75	22.94	24.01

Selected Average Balances:
Loans, Net	$1,823,311	$1,780,406	$1,785,570	$1,747,093	$1,691,287	$1,647,612	$1,640,738	$1,638,578
Earning Assets	2,719,217	2,704,802	2,554,482	2,535,292	2,566,006	2,592,465	2,511,985	2,466,287
Total Assets	3,010,662	2,996,511	2,849,245	2,826,924	2,861,104	2,892,120	2,822,451	2,779,960
Deposits	2,565,431	2,564,715	2,412,375	2,392,272	2,431,956	2,456,106	2,378,411	2,329,162
Shareowners’ Equity	313,599	307,262	302,196	297,757	291,806	287,502	288,044	285,296
Common Equivalent Average Shares:
Basic	16,791	16,791	16,989	17,056	17,045	17,028	16,967	16,965
Diluted	16,818	16,819	17,050	17,125	17,104	17,073	17,050	17,044

Performance Ratios:
Return on Average Assets	0.98%	0.87%	1.18%	0.84%	0.84%	0.81%	0.00%	0.65%
Return on Average Equity	9.37	8.49	11.10	7.98	8.25	8.14	0.00	6.33
Net Interest Margin (FTE)	3.85	3.75	3.81	3.72	3.58	3.43	3.45	3.48
Noninterest Income as % of
Operating Revenue	32.95	33.51	35.22	36.04	35.52	36.44	37.51	37.94
Efficiency Ratio	73.02	75.01	70.21	77.37	80.07	81.07	77.50	77.21

Asset Quality:
Allowance for Loan Losses	$14,593	$14,120	$14,210	$14,219	$13,563	$13,258	$13,307	$13,339
Allowance for Loan Losses to Loans	0.79%	0.78%	0.80%	0.80%	0.78%	0.80%	0.80%	0.82%
Nonperforming Assets (“NPAs”)	6,632	6,949	9,101	9,587	9,114	10,644	11,100	12,545
NPAs to Total Assets	0.22	0.23	0.31	0.34	0.32	0.36	0.38	0.45
NPAs to Loans plus OREO	0.36	0.39	0.51	0.54	0.52	0.64	0.67	0.76
Allowance to Non-Performing Loans	259.55	279.77	206.79	207.06	236.25	181.26	185.87	203.39
Net Charge-Offs to Average Loans	0.04	0.20	0.10	0.06	0.12	0.20	0.21	0.10

Capital Ratios:
Tier 1 Capital	16.36%	16.34%	16.36%	16.17%	16.25%	16.31%	16.33%	16.19%
Total Capital	17.13	17.09	17.13	16.94	17.00	17.05	17.10	16.96
Common Equity Tier 1	13.67	13.62	13.58	13.43	13.46	13.44	13.42	13.26
Leverage	10.64	10.53	10.89	10.99	10.69	10.36	10.47	10.48
Tangible Common Equity(1)	7.83	7.56	7.58	7.80	7.47	7.17	7.09	7.41

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 29.
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

Results of Operations

•          Net income of $7.3 million, or $0.44 per diluted share, for the second quarter of 2019 compared to net income of $6.4 million, or $0.38 per diluted share, for the first quarter of 2019, and net income of $6.0 million, or $0.35 per diluted share, for the second quarter of 2018.  For the first six months of 2019, we realized net income of $13.8 million, or $0.82 per diluted share, compared to net income of $11.8 million, or $0.69 per diluted share, for the same period of 2018.  Net income for the first six months of 2018 included tax benefits totaling $2.9 million, or $0.17 per diluted share related to 2017 plan year pension plan contributions.

•          Tax equivalent net interest income for the second quarter of 2019 was $26.1 million compared to $25.0 million for the first quarter of 2019 and $22.9 million for the second quarter of 2018.  For the first six months of 2019, tax equivalent net interest income totaled $51.2 million compared to $44.9 million for the comparable period of 2018.  The increase in tax-equivalent net interest income compared to the first quarter of 2019 reflected loan growth, rising loan yields, and one additional calendar day.  The favorable comparisons to 2018 were primarily driven by significant growth in our earning assets, as higher balances of noninterest bearing deposits funded growth in loans and overnight funds.

•          Provision for loan losses was $0.6 million for the second quarter of 2019 compared to $0.8 million for the first quarter of 2019 and $0.8 million for the second quarter of 2018.  For the first six months of 2019, the loan loss provision was $1.4 million compared to $1.6 million for the same period of 2018.  We continue to realize a low level of net loan charge-offs which favorably impacted the provision in 2019.

•           Noninterest income for the second quarter of 2019 totaled $12.8 million, an increase of $0.2 million, or 1.7%, over the first quarter of 2019 and $0.2 million, or 1.8%, over the second quarter of 2018.  A higher level of mortgage banking fees and bank card fees drove the increase over the first quarter of 2019.  For the first six months of 2019, noninterest income totaled $25.3 million, a $0.3 million, or 1.2%, increase over the same period of 2018.  Higher wealth management fees and bank card fees drove the favorable comparisons to 2018.

•          Noninterest expense for the second quarter of 2019 totaled $28.4 million, an increase of $0.2 million, or 0.7%, over the first quarter of 2019 and comparable to the second quarter of 2018.  For the first six months of 2019, noninterest expense totaled $56.6 million, an increase of $0.3 million, or 0.5%, over the same period of 2018, primarily attributable to higher compensation expense (merit raises and commissions), partially offset by lower other real estate owned (“OREO”) expense and other expense (primarily professional fees and processing services).

Financial Condition

•          Average earning assets were $2.719 billion for the second quarter of 2019, a slight increase of $14.4 million, or 0.5%, over the first quarter of 2019, and an increase of $164.7 million, or 6.4%, over the fourth quarter of 2018.   The change in average earning assets over the fourth quarter 2018 was attributable to growth in our overnight funds position and loan portfolio, primarily funded by increases in our noninterest bearing and public fund deposits.

•          Average loans increased by $42.9 million, or 2.4%, over the first quarter of 2019, and $37.7 million, or 2.1%, over the fourth quarter of 2018.  Growth over both prior periods occurred in all loan types except institutional, home equity, and consumer loans.  During 2019, we have purchased commercial and residential loan pools totaling $18.6 million.

•          Nonperforming assets totaled $6.6 million at June 30, 2019, a decrease of $0.3 million, or 4.6%, from March 31, 2019 and $2.5 million, or 27.1%, from December 31, 2018.  Nonperforming assets represented 0.22% of total assets at June 30, 2019 compared to 0.31% at December 31, 2018 and 0.32% at June 30, 2018.

•          At June 30, 2019, we were well-capitalized with a risk based capital ratio of 17.13% and a tangible common equity ratio of 7.83% compared to 17.13% and 7.58%, respectively, at December 31, 2018, and 17.00% and 7.47%, respectively, at June 30, 2018.  At June 30, 2019, all of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the second quarter of 2019, we realized net income of $7.3 million, or $0.44 per diluted share, compared to net income of $6.4 million, or $0.38 per diluted share, for the first quarter of 2019, and net income of $6.0 million, or $0.35 per diluted share for the second quarter of 2018.  Net income for the second quarter of 2018 included a tax benefit of $1.4 million, or $0.08 per diluted share, related to a 2017 plan year pension contribution made during the quarter.

For the first six months of 2019, net income totaled $13.8 million, or $0.82 per diluted share, compared to net income of $11.8 million, or $0.69 per diluted share for the same period of 2018.  Net income for the first six months of 2018 included tax benefits totaling $2.9 million, or $0.17 per diluted share (1Q - $1.5 million, or $0.09 per diluted share and 2Q - $1.4 million, or $0.08 per diluted share), related to 2017 plan year pension contributions made in 2018.

Compared to the first quarter of 2019, the $1.2 million increase in operating profit reflected a $1.1 million increase in net interest income, higher noninterest income of $0.2 million, and a $0.1 million decrease in the loan loss provision, partially offset by higher noninterest expense of $0.2 million.

Compared to the second quarter of 2018, the $3.6 million increase in operating profit was attributable to higher net interest income of $3.2 million, higher noninterest income of $0.2 million, and a $0.2 million decrease in the loan loss provision.

The $6.5 million increase in operating profit for the first six months of 2019 versus the comparable period of 2018 was attributable to higher net interest income of $6.4 million, higher noninterest income of $0.3 million, and a $0.1 million decrease in the loan provision, partially offset by higher noninterest expense $0.3 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2019	2019	2018	2019	2018
Interest Income	$28,665	$27,722	$24,419	$56,387	$47,633
Taxable Equivalent Adjustments	132	134	147	266	327
Total Interest Income (FTE)	28,797	27,856	24,566	56,653	47,960
Interest Expense	2,681	2,814	1,649	5,495	3,100
Net Interest Income (FTE)	26,116	25,042	22,917	51,158	44,860
Provision for Loan Losses	646	767	815	1,413	1,560
Taxable Equivalent Adjustments	132	134	147	266	327
Net Interest Income After Provision for Loan Losses	25,338	24,141	21,955	49,479	42,973
Noninterest Income	12,770	12,552	12,542	25,322	25,019
Noninterest Expense	28,396	28,198	28,393	56,594	56,299
Income Before Income Taxes	9,712	8,495	6,104	18,207	11,693
Income Tax Expense (Benefit)	2,387	2,059	101	4,446	(83)
Net Income	$7,325	$6,436	$6,003	$13,761	$11,776

Basic Net Income Per Share	$0.44	$0.38	$0.35	$0.82	$0.69
Diluted Net Income Per Share	$0.44	$0.38	$0.35	$0.82	$0.69

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

Tax-equivalent net interest income for the second quarter of 2019 was $26.1 million compared to $25.0 million for the first quarter of 2019 and $22.9 million for the second quarter of 2018. The increase in tax-equivalent net interest income compared to the first quarter of 2019 reflected loan growth, higher loan yields, and one additional calendar day. The favorable comparisons to 2018 were primarily driven by significant growth in our earning assets, as higher balances of noninterest bearing deposits funded growth in loans and overnight funds.

The federal funds target rate has increased nine times since December 2015 to 2.50% by the end of December 2018. The above comparisons reflected favorable repricing of our variable and adjustable rate earning assets as a result of these rate increases.  Our overall cost of funds were 40 basis points for the second quarter of 2019, a two basis point reduction compared to the first quarter of 2019, due to a favorable shift in our deposit mix.  Due to highly competitive fixed-rate loan pricing across most markets, we have continued to review our loan pricing and make adjustments where appropriate and prudent.

Our net interest margin for the second quarter of 2019 was 3.85%, an increase of 10 basis points over the first quarter of 2019 and an increase of 27 basis points over the second quarter of 2018.  For the first six months of 2019, the net interest margin increased 29 basis points to 3.80% compared to the same period of 2018.  The increase in the margin as compared to all respective prior periods reflected rising interest rates and a favorable shift in our earning asset mix, which has produced higher net interest income in each period.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2019 was $0.6 million compared to $0.8 million for the first quarter of 2019 and $0.8 million for the second quarter of 2018.  For the first six months of 2019, the loan loss provision was $1.4 million compared to $1.6 million in 2018.   We realized net loan charge-offs of $0.2 million, or 0.04% (annualized), of average loans for the second quarter of 2019.  This compares to net loan charge-offs of $0.9 million, or 0.20% (annualized) for the first quarter of 2019 and net charge-offs of $0.5 million, or 0.12% (annualized) for the second quarter of 2018.  For the first six months of 2019, net charge-offs totaled $1.0 million, or 0.12% (annualized), of average loans compared to $1.3 million, or 0.16% (annualized), for the same period of 2018.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2019	2019	2018	2019	2018
CHARGE-OFFS
Commercial, Financial and Agricultural	$235	$95	$141	$330	$323
Real Estate - Construction	-	-	-	-	7
Real Estate - Commercial Mortgage	-	155	-	155	290
Real Estate - Residential	65	264	456	329	563
Real Estate - Home Equity	45	52	157	97	315
Consumer	520	795	509	1,315	1,204
Total Charge-offs	$865	$1,361	$1,263	$2,226	$2,702

RECOVERIES
Commercial, Financial and Agricultural	$58	$74	$87	$132	$253
Real Estate - Construction	-	-	-	-	1
Real Estate - Commercial Mortgage	100	70	15	170	138
Real Estate - Residential	223	44	346	267	430
Real Estate - Home Equity	60	32	22	92	83
Consumer	251	284	283	535	493
Total Recoveries	$692	$504	$753	$1,196	$1,398

Net Charge-offs	$173	$857	$510	$1,030	$1,304

Net Charge-offs (Annualized) as a	0.04%	0.20%	0.12%	0.12%	0.16%
percent of Average Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the second quarter of 2019 totaled $12.8 million, an increase of $0.2 million, or 1.7%, over the first quarter of 2019 and $0.2 million, or 1.8%, over the second quarter of 2018.  Compared to the first quarter of 2019, the increase was attributable to higher wealth management fees and mortgage banking fees.  For the first six months of 2019, noninterest income totaled $25.3 million, a $0.3 million, or 1.2%, increase over the same period of 2018.  Higher wealth management fees and bank card fees drove the favorable comparisons to 2018.

Noninterest income represented 33.0% of operating revenues (net interest income plus noninterest income) in the second quarter of 2019 compared to 33.5% in the first quarter of 2019 and 35.5% in the second quarter of 2018.  For the first six months of 2019, noninterest income represented 33.2% of operating revenues compared to 36.0% for the same period of 2018.  The declining trend is due to continued improvement in our net interest income which has become a larger portion of our total operating revenues.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2019	2019	2018	2019	2018
Deposit Fees	$4,756	$4,775	$4,842	$9,531	$9,714
Bank Card Fees	3,036	2,855	2,909	5,891	5,720
Wealth Management Fees	2,404	2,323	2,037	4,727	4,210
Mortgage Banking Fees	1,199	993	1,206	2,192	2,263
Other	1,375	1,606	1,548	2,981	3,112

Total Noninterest Income	$12,770	$12,552	$12,542	$25,322	$25,019

Significant components of noninterest income are discussed in more detail below.

Bank Card Fees.  Bank Card fees for the second quarter of 2019 totaled $3.0 million, an increase of $0.2 million, or 6.3%, over the first quarter of 2019, and $0.1 million, or 4.4% compared to the second quarter of 2018.  For the first six months of 2019, bank card fees totaled $5.9 million, an increase of $0.2 million, or 3.0%, over the same period of 2018.  During 2018 and 2019, we have implemented various strategies to drive interchange revenues, including a refresh of our deposit account product line-up, an account acquisition program and various reward programs.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $2.4 million for the second quarter of 2019, an increase of $0.1 million, or 3.5%, over the first quarter of 2019 and $0.4 million, or 18.0%, over the second quarter of 2018.  For the first six months of 2019, wealth management fees totaled $4.7 million, an increase of $0.5 million, or 12.3%, over the same period of 2018.  At June 30, 2019, total assets under management were approximately $1.735 billion compared to $1.500 billion at December 31, 2018 and $1.421 billion at June 30, 2018.

Noninterest Expense

Noninterest expense for the second quarter of 2019 totaled $28.4 million, an increase of $0.2 million, or 0.7%, over the first quarter of 2019 and comparable to the second quarter of 2018.  For the first six months of 2019, noninterest expense totaled $56.6 million, a $0.3 million, or 0.5%, increase over the same period of 2018.  Compared to both the first quarter of 2019 and the six month period of 2018, the variances primarily reflected higher compensation expense (merit raises and commissions) partially offset by lower OREO expense.  Lower other expense (primarily professional fees and processing services) also contributed to the variance for the six month period.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2019	2019	2018	2019	2018
Salaries	$12,496	$12,285	$11,869	$24,781	$23,743
Associate Benefits	3,941	4,064	3,928	8,005	7,965
Total Compensation	16,437	16,349	15,797	32,786	31,708

Premises	2,140	2,061	2,191	4,201	4,400
Equipment	2,397	2,448	2,312	4,845	4,654
Total Occupancy	4,537	4,509	4,503	9,046	9,054

Legal Fees	439	376	569	815	1,045
Professional Fees	1,102	972	1,374	2,074	2,520
Processing Services	1,451	1,478	1,724	2,929	3,256
Advertising	643	497	412	1,140	700
Travel and Entertainment	276	204	277	481	457
Printing and Supplies	162	173	162	335	325
Telephone	609	680	581	1,288	1,175
Postage	166	169	182	335	388
Insurance - Other	408	391	408	799	809
Other Real Estate Owned, net	75	363	248	438	874
Miscellaneous	2,091	2,037	2,156	4,128	3,988
Total Other	7,422	7,340	8,093	14,762	15,537

Total Noninterest Expense	$28,396	$28,198	$28,393	$56,594	$56,299

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $16.4 million for the second quarter of 2019, an increase of $0.1 million, or 0.5%, over the first quarter of 2019 and an increase of $0.6 million, or 4.1%, over the second quarter of 2018.  For the first six months of 2019, compensation expense totaled $32.8 million, an increase of $1.1 million, or 3.4%, over the same period of 2018.  The increase over both prior year periods was attributable to higher salary expense, primarily merit raises and commissions.

Other.  Other noninterest expense totaled $7.4 million for the second quarter of 2019, an increase of $0.1 million, or 1.1%, over the first quarter of 2019 and a decrease of $0.7 million, or 8.3%, from the second quarter of 2018.  For the first six months of 2019, other noninterest expense totaled $14.8 million, a decrease of $0.8 million, or 5.2%, from the same period of 2018.  The decrease from both prior year periods reflected lower professional fees, processing services, OREO expense, and legal fees.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 73.02% for the second quarter of 2019 compared to 75.01% for the first quarter of 2019 and 80.07% for the second quarter of 2018.  For the first six months of 2019, this ratio was 74.0% compared to 80.57% for the same period of 2018.  The improvement was driven by higher operating revenues while continuing to maintain control of our expenses which, has contributed to improving operating leverage.

Income Taxes

We realized income tax expense of $4.4 million (effective rate of 25%) for the first six months of 2019 compared to an income tax benefit of $0.1 million for the same period of 2018.  During 2018, we realized tax benefits totaling $2.9 million (1Q - $1.5 million and 2Q - $1.4 million) resulting from the effect of federal tax reform on pension plan contributions made in 2018 for the plan year 2017.

FINANCIAL CONDITION

Average earning assets were $2.719 billion for the second quarter of 2019, a slight increase of $14.4 million, or 0.5%, over the first quarter of 2019, and an increase of $164.7 million, or 6.4%, over the fourth quarter of 2018.  The change in average earning assets over the fourth quarter 2018 was attributable to growth in our overnight funds position and loan portfolio, primarily funded by increases in our noninterest bearing and public fund deposits.

Investment Securities

In the second quarter of 2019, our average investment portfolio decreased $14.6 million, or 2.2%, from the first quarter of 2019 and decreased $44.0 million, or 6.4%, from the fourth quarter of 2018.  Securities in our investment portfolio represented 23.7% of our average earning assets for the second quarter of 2019 compared to 24.4% in the first quarter of 2019, and 26.9% in the fourth quarter of 2018.  For the remainder of 2019, we will continue to closely monitor liquidity levels to determine the extent to which investment cash flow may be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the second quarter of 2019, we purchased securities under both the AFS and HTM designations.  At June 30, 2019, $410.4 million, or 64.1%, of our investment portfolio was classified as AFS, and $229.5 million, or 35.9%, classified as HTM.  The average maturity of our total portfolio at June 30, 2019 was 1.99 years compared to 2.11 years and 2.10 years at December 31, 2018 and March 31, 2019, respectively.

We determine the classification of a security at the time of acquisition based on how the purchase will affect our asset/liability strategy and future business plans and opportunities.  We consider multiple factors in determining classification, including regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs.  Securities in the AFS portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income component of shareowners’ equity.  HTM securities are acquired or owned with the intent of holding them to maturity.  HTM investments are measured at amortized cost.  We do not trade, nor do we presently intend to begin trading investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

At June 30, 2019, there were 298 positions (combined AFS and HTM) with unrealized losses totaling $1.5 million. GNMA mortgage-backed securities, U.S. treasury securities (“UST”), and Small Business Administration (“SBA”) investments carry the full faith and credit guarantee of the U.S. government, are 0% risk-weighted assets for regulatory capital purposes and constitute 99% of the $1.5 million unrealized loss.  Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bureau (“FFCB”) are direct obligations of U.S. government agencies. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides further detail on investment securities with unrealized losses.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	8	$4,929	$32	90	$47,910	$317	98	$52,839	$349
UST	-	-	-	40	197,842	712	40	197,842	712
SBA	50	32,600	175	56	27,623	200	106	60,223	375
FHLB and FFCB	-	-	-	7	15,285	20	7	15,285	20
States and Political Subdivisions	-	-	-	47	14,249	12	47	14,249	12
Total	58	$37,529	$207	240	$302,909	$1,261	298	$340,438	$1,468

Loans

Average loans increased $42.9 million, or 2.4%, over the first quarter of 2019, and $37.7 million, or 2.1%, over the fourth quarter of 2018.  Growth over both prior periods occurred in all loan types except institutional, home equity, and consumer loans.  During the second quarter of 2019, we purchased pools of adjustable rate residential loans totaling $3.9 million.  In the first quarter 2019, we purchased a $10.3 million pool of fixed rate commercial loans and a $4.4 million pool of adjustable rate residential loans.  During the fourth quarter 2018, we purchased $1.0 million in adjustable rate residential loans.  All loan purchases are individually reviewed and evaluated in accordance with our credit underwriting standards.

We continue to make minor modifications on some of our lending programs to try to mitigate the impact that consumer and business deleveraging has had on our portfolio.  These programs, coupled with economic improvements in our anchor markets, have helped to increase overall loan growth.

We originate mortgage loans secured by 1-4 family residential properties through our Residential Real Estate line of business, a majority of which are fixed-rate loans that are sold into the secondary market to third party purchasers on a best efforts basis with servicing released.  A majority of our adjustable rate loans are retained in our loan portfolio.  We also retain construction/permanent 1-4 family residential loans within our loan portfolio for a period of time (~ 9-12 months) until they are modified and sold into the secondary market.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $6.6 million at June 30, 2019, a decrease of $0.3 million, or 4.6%, from March 31, 2019, and $2.5 million, or 27.1%, from December 31, 2018.  Nonaccrual loans totaled $5.6 million at June 30, 2019, a $0.6 million increase over March 31, 2019 and a $1.2 million decrease from December 31, 2018.  The balance of OREO totaled $1.0 million at June 30, 2019, a decrease of $0.9 million from March 31, 2019 and $1.2 million from December 31, 2018.

(Dollars in Thousands)	June 30, 2019	March 31, 2019	December 31, 2018
Nonaccruing Loans:
Commercial, Financial and Agricultural	$187	$223	$267
Real Estate - Construction	381	323	722
Real Estate - Commercial Mortgage	2,107	1,976	2,860
Real Estate - Residential	1,166	1,341	2,119
Real Estate - Home Equity	1,569	1,033	584
Consumer	212	151	320
Total Nonperforming Loans (“NPLs”)(1)	$5,622	$5,047	$6,872
Other Real Estate Owned	1,010	1,902	2,229
Total Nonperforming Assets (“NPAs”)	$6,632	$6,949	$9,101

Past Due Loans 30 – 89 Days	$5,443	$4,682	$4,757
Performing Troubled Debt Restructurings	$18,737	$20,791	$22,084

Nonperforming Loans/Loans	0.30%	0.28%	0.39%
Nonperforming Assets/Total Assets	0.22	0.23	0.31
Nonperforming Assets/Loans Plus OREO	0.36	0.39	0.51
Allowance/Nonperforming Loans	259.55%	279.77%	206.79%

(1)    Nonaccrual TDRs totaling $1.5 million, $1.4 million, and $2.6 million are included in NPLs for June 30, 2019, March 31, 2019 and December 31, 2018, respectively.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018
NPA Beginning Balance:	$6,949	$10,644	$9,101	$11,100
Change in Nonaccrual Loans:
Beginning Balance	5,047	7,314	6,872	7,159
Additions	1,754	2,506	4,216	6,280
Charge-Offs	(478)	(758)	(1,385)	(1,713)
Transferred to OREO	(91)	(533)	(618)	(840)
Paid Off/Payments	(442)	(1,046)	(2,032)	(1,620)
Restored to Accrual	(168)	(1,742)	(1,431)	(3,525)
Ending Balance	5,622	5,741	5,622	5,741

Change in OREO:
Beginning Balance	1,902	3,330	2,229	3,941
Additions	161	533	688	840
Valuation Write-downs	(41)	(138)	(231)	(632)
Sales	(1,012)	(352)	(1,676)	(776)
Ending Balance	1,010	3,373	1,010	3,373

NPA Net Change	(317)	(1,530)	(2,469)	(1,986)
NPA Ending Balance	$6,632	$9,114	$6,632	$9,114

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018
TDR Beginning Balance:	$22,178	$33,703	$24,724	$34,489
Additions	61	59	166	517
Charge-Offs	(5)	(21)	(269)	(391)
Paid Off/Payments	(1,264)	(1,187)	(3,221)	(2,061)
Removal Due to Change in TDR Status	(692)	(296)	(692)	(296)
Transferred to OREO	-	(73)	(430)	(73)
TDR Ending Balance(1)	$20,278	$32,185	$20,278	$32,185

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

The allowance for loan losses was $14.6 million at June 30, 2019 compared to $14.1 million at March 31, 2019, and $14.2 million at December 31, 2018.  The allowance for loan losses was 0.79% of outstanding loans (net of overdrafts) and provided coverage of 260% of nonperforming loans at June 30, 2019 compared to 0.78% and 280%, respectively, at March 31, 2019 and 0.80% and 207%, respectively, at December 31, 2019.  We believe that the allowance for loan losses was adequate to absorb losses inherent in our loan portfolio at June 30, 2019.

Deposits

Average total deposits were $2.565 billion for the second quarter of 2019, an increase of $0.7 million over the first quarter of 2019, and an increase of $153.1 million, or 6.3% over the fourth quarter of 2018.  The increase in deposits compared to the first quarter of 2019 reflected higher noninterest bearing and savings accounts, partially offset by lower public fund NOW accounts, money market accounts, and certificates of deposit balances. The increase in deposits when compared to the fourth quarter of 2018 reflected growth in all deposit products except money market accounts and certificates of deposit.  Public fund accounts typically peak in the first quarter and trend downwards through the fourth quarter due to the cycle of tax receipts.

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

We prepare a current base case and several alternative simulations at least once per quarter and present the analysis to ALCO, with the risk metrics also reported to the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%	-10.0%
June 30, 2019	13.2%	9.9%	6.6%	3.4%	-6.0%	-12.1%
March 31, 2019	12.4%	9.3%	6.2%	3.3%	-5.8%	-12.9%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%	-12.5%
June 30, 2019	37.5%	28.5%	19.5%	10.8%	-10.9%	-21.3%
March 31, 2019	38.3%	29.6%	20.9%	12.6%	-8.6%	-21.6%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of both 100bp and 200bp will have a negative impact on the net interest margin. Compared to the prior quarter-end, the 12-month Net Interest Income at Risk positions became more favorable in all rate environments, except rates down 100bp. The 24-month Net Interest Income at Risk positions became slightly less favorable in all scenarios, except rates down 200bp. The primary driver for the unfavorable quarter-over-quarter comparisons for both time periods was lower replacement rates for both our loan and investment portfolios, as the yield curve shifted considerably lower compared to last quarter.

All measures of Net Interest Income at Risk are within our prescribed policy limits over the next 12-months except rates down 200bp. Over the next 24-month period, we are out of compliance in both the down 100bp and down 200bp scenarios. These out of compliance scenarios are due to our limited ability to lower our deposit rates relative to the decline in market rate.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%	-20.0%
June 30, 2019	40.2%	32.3%	23.1%	13.0%	-21.1%	-51.8%
March 31, 2019	33.1%	26.5%	18.9%	10.6%	-17.7%	-43.7%

At June 30, 2019, the economic value of equity results are favorable in all rising rate environments and are within prescribed tolerance levels with the exception of the rates down 100bp and down 200bp scenarios. Quarter-over-quarter EVE comparisons are more favorable in the rising rate scenarios, and became less favorable in the down rate scenarios. The EVE in the rates down scenarios is outside desired parameters as we have limited ability to lower our deposit rates relative to the decline in market rate.

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

At June 30, 2019, we had the ability to generate $1.330 billion in additional liquidity through all of our available resources (this excludes $234 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, Risk Oversight Committee, and the Board of Directors. At June 30, 2019, we believe the liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio was approximately 1.99 years at June 30, 2019, and the available for sale portfolio had a net unrealized pre-tax gain of $0.4 million.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $251.8 million for the second quarter of 2019 compared to an average net overnight funds sold position of $265.7 million for the first quarter of 2019 and $80.8 million for the fourth quarter of 2018.  The decrease in average net overnight funds compared to the first quarter of 2019 reflected loan growth, partially offset by runoff from the investment portfolio. The increase in average overnight funds compared to the fourth quarter of 2018 reflected growth in all deposit products except money market accounts and certificates of deposit and a reduction in the investment portfolio, partially offset by loan growth.

We expect our capital expenditures will be approximately $7.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2019, fixed rate credit advances from the FHLB totaled $9.2 million in outstanding debt consisting of 11 notes. During the first six months of 2019, the Bank made FHLB advance payments totaling approximately $0.7 million.  No advances matured or were paid off, and we did not obtain any new FHLB advances during this period. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to our wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004, of which $10 million was retired in April 2016.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of three-month LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing is due quarterly and adjusts quarterly to a variable rate of three-month LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds from these borrowings were used to partially fund acquisitions.  Under the terms of each junior subordinated deferrable interest note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.  We are in the process of evaluating the impact of the expected discontinuation of LIBOR in 2021 on our two junior subordinated deferrable interest notes.

Capital

Shareowners’ equity was $314.6 million at June 30, 2019, compared to $309.0 million at March 31, 2019 and $302.6 million at December 31, 2018.  Our leverage ratio was 10.64%, 10.53%, and 10.89%, respectively, on these dates.  Further, at June 30, 2019, our total risk-adjusted capital ratio was 17.13% compared to 17.09% and 17.13% at March 31, 2019 and December 31, 2018, respectively.  Our common equity tier 1 capital ratio was 13.67% at June 30, 2019 compared to 13.62% and 13.58% at March 31, 2019 and December 31, 2018, respectively.  At June 30, 2019, all of our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

During the first six months of 2019, shareowners’ equity increased $12.0 million, or 7.9%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $13.8 million, a $2.2 million increase in the unrealized gain on investment securities, stock compensation accretion of $0.9 million, and net adjustments totaling $0.6 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $3.7 million and common stock repurchases totaling $1.8 million.

At June 30, 2019, our common stock had a book value of $18.76 per diluted share compared to $18.35 at March 31, 2019 and $18.00 at December 31, 2018.  Book value is impacted through other comprehensive income by the net unrealized gains and losses in our available for sale investment portfolio.  At June 30, 2019, the net after tax unrealized gain was $0.2 million compared to a $1.1 million net after tax unrealized loss at March 31, 2019 and $2.0 million at December 31, 2018.  Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income.  At June 30, 2019, the net after tax pension liability reflected in accumulated other comprehensive loss was $26.8 million.  This liability is re-measured annually on December 31st based on an actuarial calculation of our pension liability.  Significant assumptions used in calculating the liability are discussed in our 2018 Form 10-K “Critical Accounting Policies” and include the weighted average discount rate used to measure the present value of the pension liability, the weighted-average expected long-term rate of return on pension plan assets, and the assumed rate of annual compensation increases, all of which will vary when re-measured.  The discount rate assumption used to calculate the pension liability is subject to long-term corporate bond rates at December 31st.  The estimated impact to the pension liability based on a 25 basis point increase or decrease in long-term corporate bond rates used to discount the pension obligation would decrease or increase the pension liability by approximately $4.7 million (after-tax) using the balances from the December 31, 2018 measurement date.

In January 2019, our Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock through February 2024, which replaced our prior repurchase program that was set to expire in February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  During the second quarter of 2019, we repurchased 77,000 shares at an average price of $23.40 per share under the plan.  No shares were acquired in the first quarter of 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2019, we had $509.8 million in commitments to extend credit and $5.4 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended June 30,						Six Months Ended June 30,
	2019			2018			2019			2018
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,823,311	$23,873	5.25%	$1,691,287	$20,625	4.89%	$1,801,977	$46,591	5.21%	$1,669,571	$40,261	4.86%
Taxable Securities(2)	614,775	3,301	2.15	643,516	2,945	1.83	616,442	6,688	2.18	631,394	5,468	1.74
Tax-Exempt Securities	29,342	116	1.58	72,478	266	1.47	34,928	274	1.57	78,605	584	1.49
Funds Sold	251,789	1,507	2.40	158,725	730	1.84	258,703	3,100	2.42	199,593	1,647	1.66
Total Earning Assets	2,719,217	28,797	4.25%	2,566,006	24,566	3.84%	2,712,050	56,653	4.21%	2,579,163	47,960	3.75%
Cash & Due From Banks	51,832			50,364			52,834			51,531
Allowance For Loan Losses	(14,513)			(13,521)			(14,431)			(13,586)
Other Assets	254,126			258,255			253,173			259,418
TOTAL ASSETS	$3,010,662			$2,861,104			$3,003,626			$2,876,526

Liabilities:
NOW Accounts	$832,982	$1,623	0.78%	$790,335	$725	0.37%	$858,488	$3,378	0.79%	$826,554	$1,384	0.34%
Money Market Accounts	237,921	265	0.45	255,143	166	0.26	238,714	512	0.43	250,883	269	0.22
Savings Accounts	371,716	46	0.05	351,664	43	0.05	368,268	90	0.05	347,847	85	0.05
Other Time Deposits	115,442	54	0.19	134,171	61	0.18	117,131	107	0.18	137,248	125	0.18
Total Interest Bearing Deposits	1,558,061	1,988	0.51	1,531,313	995	0.27	1,582,601	4,087	0.52	1,562,532	1,863	0.25
Short-Term Borrowings	9,625	31	1.30	6,633	8	0.49	10,497	66	1.28	7,745	16	0.42
Subordinated Notes Payable	52,887	596	4.46	52,887	552	4.13	52,887	1,204	4.53	52,887	1,027	3.86
Other Long-Term Borrowings	7,509	66	3.53	13,151	94	2.88	7,853	138	3.54	13,467	194	2.91
Total Interest Bearing Liabilities	1,628,082	2,681	0.66%	1,603,984	1,649	0.43%	1,653,838	5,495	0.67%	1,636,631	3,100	0.40%
Noninterest Bearing Deposits	1,007,370			900,643			982,473			881,433
Other Liabilities	61,611			64,671			56,867			68,796
TOTAL LIABILITIES	2,697,063			2,569,298			2,693,178			2,586,860

TOTAL SHAREOWNERS’ EQUITY	313,599			291,806			310,448			289,666

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$3,010,662			$2,861,104			$3,003,626			$2,876,526

Interest Rate Spread			3.59%			3.41%			3.54%			3.35%
Net Interest Income		$26,116			$22,917			$51,158			$44,860
Net Interest Margin(3)			3.85%			3.58%			3.80%			3.51%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 21% Federal tax rate.
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

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At June 30, 2019, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at June 30, 2019, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

			Total number of	Maximum Number of
	Total number	Average	shares purchased as	shares that may yet be
	of shares	price paid	part of our share	purchased under our share
Period	purchased	per share	repurchase program(1)	repurchase program

April 1, 2019 to
April 30, 2019	-	-	-	750,000

May 1, 2019 to
May 31, 2019	-	-	-	750,000

June 1, 2019 to
June 30, 2019	77,000	$23.40	77,000	673,000

Total	77,000	$23.40	77,000	673,000

(1)

This balance represents the number of shares that were repurchased during the second quarter of 2019 through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on January 31, 2019 for a five-year period, under which we were originally authorized to repurchase up to 750,000 shares of our common stock.  The Program is flexible and shares are acquired from the public markets and other sources using free cash flow.  No shares are repurchased outside of the Program.

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

Date: August 2, 2019