Form 10-Q
period 2019-09-30
CAPITAL CITY BANK GROUP INC
filed 2019-11-04
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

At October 31, 2019, 16,748,858 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in Thousands)	2019	2018
ASSETS
Cash and Due From Banks	$61,151	$62,032
Federal Funds Sold and Interest Bearing Deposits	177,389	213,968
Total Cash and Cash Equivalents	238,540	276,000

Investment Securities, Available for Sale, at fair value	376,981	446,157
Investment Securities, Held to Maturity, at amortized cost (fair value of $241,887 and $214,413)	240,303	217,320
Total Investment Securities	617,284	663,477

Loans Held For Sale	13,075	6,869

Loans, Net of Unearned Income	1,827,753	1,774,225
Allowance for Loan Losses	(14,319)	(14,210)
Loans, Net	1,813,434	1,760,015

Premises and Equipment, net	85,810	87,190
Goodwill	84,811	84,811
Other Real Estate Owned	526	2,229
Other Assets	81,033	78,592
Total Assets	$2,934,513	$2,959,183

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$1,022,774	$947,858
Interest Bearing Deposits	1,450,233	1,583,998
Total Deposits	2,473,007	2,531,856

Short-Term Borrowings	10,622	13,541
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	6,963	8,568
Other Liabilities	69,472	49,744
Total Liabilities	2,612,951	2,656,596

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,748,858 and 16,747,571 shares
issued and outstanding at September 30, 2019 and December 31, 2018, respectively	167	167
Additional Paid-In Capital	31,075	31,058
Retained Earnings	316,551	300,177
Accumulated Other Comprehensive Loss, net of tax	(26,231)	(28,815)
Total Shareowners’ Equity	321,562	302,587
Total Liabilities and Shareowners' Equity	$2,934,513	$2,959,183

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2019	2018	2019	2018
INTEREST INCOME
Loans, including Fees	$23,992	$21,618	$70,373	$61,686
Investment Securities:
Taxable	3,249	3,290	9,937	8,757
Tax Exempt	58	182	276	633
Federal Funds Sold and Interest Bearing Deposits	1,142	302	4,242	1,949
Total Interest Income	28,441	25,392	84,828	73,025

INTEREST EXPENSE
Deposits	1,596	1,068	5,683	2,931
Short-Term Borrowings	27	41	93	57
Subordinated Notes Payable	558	568	1,762	1,595
Other Long-Term Borrowings	63	92	201	286
Total Interest Expense	2,244	1,769	7,739	4,869

NET INTEREST INCOME	26,197	23,623	77,089	68,156
Provision for Loan Losses	776	904	2,189	2,464
Net Interest Income After Provision For Loan Losses	25,421	22,719	74,900	65,692

NONINTEREST INCOME
Deposit Fees	4,961	5,207	14,492	14,921
Bank Card Fees	2,972	2,828	8,863	8,548
Wealth Management Fees	2,992	2,181	7,719	6,391
Mortgage Banking Fees	1,587	1,343	3,779	3,606
Other	1,391	1,749	4,372	4,861
Total Noninterest Income	13,903	13,308	39,225	38,327

NONINTEREST EXPENSE
Compensation	16,203	15,891	48,989	47,599
Occupancy, net	4,710	4,645	13,756	13,699
Other Real Estate Owned, net	6	347	444	1,221
Other	6,954	7,816	21,278	22,479
Total Noninterest Expense	27,873	28,699	84,467	84,998

INCOME BEFORE INCOME TAXES	11,451	7,328	29,658	19,021
Income Tax Expense	2,970	1,338	7,416	1,255

NET INCOME	$8,481	$5,990	$22,242	$17,766

BASIC NET INCOME PER SHARE	$0.51	$0.35	$1.33	$1.04
DILUTED NET INCOME PER SHARE	$0.50	$0.35	$1.32	$1.04

Average Common Basic Shares Outstanding	16,747	17,056	16,776	17,043
Average Common Diluted Shares Outstanding	16,795	17,125	16,810	17,102

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2019	2018	2019	2018
NET INCOME	$8,481	$5,990	$22,242	$17,766
Other comprehensive income, before tax:
Change in net unrealized gain (loss) on securities available for sale	443	(553)	3,427	(2,306)
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	11	13	33	42
Total Investment Securities	454	(540)	3,460	(2,264)
Other comprehensive income (loss), before tax	454	(540)	3,460	(2,264)
Deferred tax expense (benefit) related to other comprehensive income	115	(137)	876	(574)
Other comprehensive income (loss), net of tax	339	(403)	2,584	(1,690)
TOTAL COMPREHENSIVE INCOME	$8,820	$5,587	$24,826	$16,076

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
(Dollars In Thousands,	Shares	Common	Paid-In	Retained	(Loss) Income,
Except Share Data)	Outstanding	Stock	Capital	Earnings	Net of Taxes	Total
Three Months Ended:
Balance, July 1, 2019	16,745,866	$167	$30,751	$310,247	$(26,570)	$314,595
Net Income	-	-	-	8,481	-	8,481
Other Comprehensive Income, net of tax	-	-	-	-	339	339
Cash Dividends ($0.1300 per share)	-	-	-	(2,177)	-	(2,177)
Stock Based Compensation	-	-	249	-	-	249
Impact of Transactions Under Compensation Plans, net	2,992	-	75	-	-	75
Balance, September 30, 2019	16,748,858	$167	$31,075	$316,551	$(26,231)	$321,562

Balance, July 1, 2018	17,055,664	$171	$37,932	$288,800	$(33,332)	$293,571
Net Income	-	-	-	5,990	-	5,990
Other Comprehensive Loss, net of tax	-	-	-	-	(402)	(402)
Cash Dividends ($0.0900 per share)	-	-	-	(1,536)	-	(1,536)
Stock Based Compensation	-	-	323	-	-	323
Impact of Transactions Under Compensation Plans, net	2,857	-	70	-	-	70
Balance, September 30, 2018	17,058,521	$171	$38,325	$293,254	$(33,734)	$298,016

					Accumulated
					Other
			Additional		Comprehensive
(Dollars In Thousands,	Shares	Common	Paid-In	Retained	(Loss) Income,
Except Share Data)	Outstanding	Stock	Capital	Earnings	Net of Taxes	Total
Nine Months Ended:
Balance, January 1, 2019	16,747,571	$167	$31,058	$300,177	$(28,815)	$302,587
Net Income	-	-	-	22,242	-	22,242
Other Comprehensive Income, net of tax	-	-	-	-	2,584	2,584
Cash Dividends ($0.3500 per share)	-	-	-	(5,868)	-	(5,868)
Repurchase of Common Stock	(77,000)	(1)	(1,805)	-	-	(1,806)
Stock Based Compensation	-	-	1,134	-	-	1,134
Impact of Transactions Under Compensation Plans, net	78,287	1	688	-	-	689
Balance, September 30, 2019	16,748,858	$167	$31,075	$316,551	$(26,231)	$321,562

Balance, January 1, 2018	16,988,951	$170	$36,674	$279,410	$(32,044)	$284,210
Net Income	-	-	-	17,766	-	17,766
Other Comprehensive Loss, net of tax	-	-	-	-	(1,690)	(1,690)
Cash Dividends ($0.2300 per share)	-	-	-	(3,922)	-	(3,922)
Stock Based Compensation	-	-	978	-	-	978
Impact of Transactions Under Compensation Plans, net	69,570	1	673	-	-	674
Balance, September 30, 2018	17,058,521	$171	$38,325	$293,254	$(33,734)	$298,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,242	$17,766
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	2,189	2,464
Depreciation	4,693	4,845
Amortization of Premiums, Discounts and Fees, net	3,826	5,253
Originations of Loans Held-for-Sale	(160,720)	(136,492)
Proceeds From Sales of Loans Held-for-Sale	158,293	136,618
Net Gain From Sales of Loans Held-for-Sale	(3,779)	(3,606)
Stock Compensation	1,134	978
Net Tax Benefit From Stock-Based Compensation	(14)	(41)
Deferred Income Taxes	1,131	1,847
Net Change in Operating Leases	68	-
Net Loss on Sales and Write-Downs of Other Real Estate Owned	165	941
Proceeds From Insurance Claim for Operating Loss	268	-
Loss on Disposal of Premises and Equipment	39	57
Net (Increase) Decrease in Other Assets	(5,483)	3,040
Net Increase (Decrease) in Other Liabilities	19,876	(12,208)
Net Cash Provided By Operating Activities	43,928	21,462

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(69,347)	(102,428)
Payments, Maturities, and Calls	45,146	89,932
Securities Available for Sale:
Purchases	(56,450)	(129,502)
Payments, Maturities, and Calls	126,171	119,092
Purchases of Loans Held for Investment	(21,537)	(25,048)
Net Increase in Loans	(34,589)	(98,007)
Proceeds from Insurance Claims on Premises	814	-
Proceeds From Sales of Other Real Estate Owned	2,330	1,540
Purchases of Premises and Equipment	(3,352)	(2,771)
Net Cash Used In Investing Activities	(10,814)	(147,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(58,849)	(88,661)
Net (Decrease) Increase in Short-Term Borrowings	(3,279)	9,164
Repayment of Other Long-Term Borrowings	(1,245)	(1,511)
Dividends Paid	(5,868)	(3,922)
Payments to Repurchase Common Stock	(1,806)	-
Issuance of Common Stock Under Compensation Plans	473	480
Net Cash Used In Financing Activities	(70,574)	(84,450)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,460)	(210,180)

Cash and Cash Equivalents at Beginning of Period	276,000	285,442
Cash and Cash Equivalents at End of Period	$238,540	$75,262

Supplemental Cash Flow Disclosures:
Interest Paid	$7,761	$4,837
Income Taxes Paid	$4,496	$151

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$792	$1,260
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities(1)	$1,992	$-

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
	September 30, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$216,707	$858	$300	$217,265	$264,298	$167	$2,616	$261,849
U.S. Government Agency	137,798	572	332	138,038	133,201	520	515	133,206
States and Political Subdivisions	13,041	6	3	13,044	42,509	-	144	42,365
Mortgage-Backed Securities	708	79	-	787	903	40	-	943
Equity Securities(1)	7,847	-	-	7,847	7,794	-	-	7,794
Total	$376,101	$1,515	$635	$376,981	$448,705	$727	$3,275	$446,157

Held to Maturity
U.S. Government Treasury	$25,050	$10	$46	$25,014	$35,088	$-	$477	$34,611
States and Political Subdivisions	3,356	-	1	3,355	6,512	-	26	6,486
Mortgage-Backed Securities	211,897	1,856	235	213,518	175,720	220	2,624	173,316
Total	$240,303	$1,866	$282	$241,887	$217,320	$220	$3,127	$214,413

Total Investment Securities	$616,404	$3,381	$917	$618,868	$666,025	$947	$6,402	$660,570

(1)     Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $3.1 million, $4.8 million, respectively, at September 30, 2019 and includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $3.0 million and $4.8 million, respectively, at December 31, 2018.

Securities with an amortized cost of $262.8 million and $319.6 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At September 30, 2019, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$141,609	$141,370	$13,354	$13,331
Due after one year through five years	90,139	90,937	15,052	15,038
Mortgage-Backed Securities	708	787	211,897	213,518
U.S. Government Agency	135,798	136,040	-	-
Equity Securities	7,847	7,847	-	-
Total	$376,101	$376,981	$240,303	$241,887

Unrealized Losses on Investment Securities.   The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Available for Sale
U.S. Government Treasury	$4,973	$8	$128,152	$292	$133,125	$300
U.S. Government Agency	29,698	179	28,524	153	58,222	332
States and Political Subdivisions	5,428	3	-	-	5,428	3
Total	40,099	190	156,676	445	196,775	635

Held to Maturity
U.S. Government Treasury	-	-	19,996	46	19,996	46
States and Political Subdivisions	1,794	1	500	-	2,294	1
Mortgage-Backed Securities	29,466	78	16,318	157	45,784	235
Total	$31,260	$79	$36,814	$203	$68,074	$282

December 31, 2018
Available for Sale
U.S. Government Treasury	$28,420	$80	$193,501	$2,536	$221,921	$2,616
U.S. Government Agency	53,237	271	28,735	244	81,972	515
States and Political Subdivisions	8,243	12	31,417	132	39,660	144
Mortgage-Backed Securities	10	-	-	-	10	-
Total	89,910	363	253,653	2,912	343,563	3,275

Held to Maturity
U.S. Government Treasury	-	-	34,612	477	34,612	477
States and Political Subdivisions	204	-	6,281	26	6,485	26
Mortgage-Backed Securities	51,327	389	84,705	2,235	136,032	2,624
Total	$51,531	$389	$125,598	$2,738	$177,129	$3,127

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

At September 30, 2019, there were 242 positions (combined AFS and HTM) with unrealized losses totaling $0.9 million.  31 of these positions were U.S. government treasury securities guaranteed by the U.S. government.  187 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities.  The remaining 24 positions were municipal securities. Because the declines in the market value of these securities were attributable to changes in interest rates and not credit quality, and because the Company had the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2019.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2019	December 31, 2018
Commercial, Financial and Agricultural	$259,870	$233,689
Real Estate – Construction	111,358	89,527
Real Estate – Commercial Mortgage	610,726	602,061
Real Estate – Residential(1)	368,793	342,215
Real Estate – Home Equity	197,326	210,111
Consumer(2)	279,680	296,622
Loans, Net of Unearned Income	$1,827,753	$1,774,225

(1)     Includes loans in process with outstanding balances of $16.8 million and $9.2 million at September 30, 2019 and December 31, 2018, respectively.

(2)     Includes overdraft balances of $1.7 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively.

Net deferred costs, which include premiums on purchased loans, included in loans were $1.8 million at September 30, 2019 and $1.5 million at December 31, 2018.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans.

	September 30, 2019		December 31, 2018
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$324	$-	$267	$-
Real Estate – Construction	158	-	722	-
Real Estate – Commercial Mortgage	2,159	-	2,860	-
Real Estate – Residential	1,059	-	2,119	-
Real Estate – Home Equity	894	-	584	-
Consumer	334	-	320	-
Total Nonaccrual Loans	$4,928	$-	$6,872	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
September 30, 2019
Commercial, Financial and Agricultural	$601	$185	$-	$786	$258,760	$259,870
Real Estate – Construction	-	-	-	-	111,200	111,358
Real Estate – Commercial Mortgage	660	103	-	763	607,804	610,726
Real Estate – Residential	550	327	-	877	366,857	368,793
Real Estate – Home Equity	173	39	-	212	196,220	197,326
Consumer	1,883	599	-	2,482	276,864	279,680
Total Loans	$3,867	$1,253	$-	$5,120	$1,817,705	$1,827,753

December 31, 2018
Commercial, Financial and Agricultural	$104	$58	$-	$162	$233,260	$233,689
Real Estate – Construction	489	-	-	489	88,316	89,527
Real Estate – Commercial Mortgage	124	-	-	124	599,077	602,061
Real Estate – Residential	745	627	-	1,372	338,724	342,215
Real Estate – Home Equity	512	124	-	636	208,891	210,111
Consumer	1,661	313	-	1,974	294,328	296,622
Total Loans	$3,635	$1,122	$-	$4,757	$1,762,596	$1,774,225

(1) Total Loans include nonaccrual loans of $4.9 million and $6.9 million at September 30, 2019 and December 31, 2018, respectively.

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
September 30, 2019
Beginning Balance	$1,648	$521	$3,889	$3,210	$2,383	$2,942	$14,593
Provision for Loan Losses	236	81	(304)	3	71	689	776
Charge-Offs	(289)	(223)	(26)	(44)	(333)	(744)	(1,659)
Recoveries	86	-	142	46	58	277	609
Net Charge-Offs	(203)	(223)	116	2	(275)	(467)	(1,050)
Ending Balance	$1,681	$379	$3,701	$3,215	$2,179	$3,164	$14,319

Nine Months Ended
September 30, 2019
Beginning Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210
Provision for Loan Losses	648	322	(611)	(125)	158	1,797	2,189
Charge-Offs	(619)	(223)	(181)	(373)	(430)	(2,059)	(3,885)
Recoveries	218	-	312	313	150	812	1,805
Net Charge-Offs	(401)	(223)	131	(60)	(280)	(1,247)	(2,080)
Ending Balance	$1,681	$379	$3,701	$3,215	$2,179	$3,164	$14,319

Three Months Ended
September 30, 2018
Beginning Balance	$1,214	$283	$4,432	$3,146	$2,294	$2,194	$13,563
Provision for Loan Losses	388	86	(30)	50	120	290	904
Charge-Offs	(268)	-	(25)	(106)	(112)	(463)	(974)
Recoveries	78	-	222	107	47	272	726
Net Charge-Offs	(190)	-	197	1	(65)	(191)	(248)
Ending Balance	$1,412	$369	$4,599	$3,197	$2,349	$2,293	$14,219

Nine Months Ended
September 30, 2018
Beginning Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307
Provision for Loan Losses	481	253	208	123	140	1,259	2,464
Charge-Offs	(591)	(7)	(315)	(669)	(427)	(1,667)	(3,676)
Recoveries	331	1	360	537	130	765	2,124
Net Charge-Offs	(260)	(6)	45	(132)	(297)	(902)	(1,552)
Ending Balance	$1,412	$369	$4,599	$3,197	$2,349	$2,293	$14,219

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
September 30, 2019
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$152	$23	$614	$696	$305	$2	$1,792
Loans Collectively
Evaluated for Impairment	1,529	356	3,087	2,519	1,874	3,162	12,527
Ending Balance	$1,681	$379	$3,701	$3,215	$2,179	$3,164	$14,319

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

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
September 30, 2019
Individually Evaluated for
Impairment	$1,226	$158	$12,926	$8,960	$1,816	$76	$25,162
Collectively Evaluated for
Impairment	258,644	111,200	597,800	359,833	195,510	279,604	1,802,591
Total	$259,870	$111,358	$610,726	$368,793	$197,326	$279,680	$1,827,753

December 31, 2018
Individually Evaluated for
Impairment	$873	$781	$12,650	$10,593	$2,210	$88	$27,195
Collectively Evaluated for
Impairment	232,816	88,746	589,411	331,622	207,901	296,534	1,747,030
Total	$233,689	$89,527	$602,061	$342,215	$210,111	$296,622	$1,774,225

September 30, 2018
Individually Evaluated for
Impairment	$987	$1,159	$18,572	$11,369	$2,241	$90	$34,418
Collectively Evaluated for
Impairment	238,057	86,513	577,819	330,694	210,701	295,552	1,739,336
Total	$239,044	$87,672	$596,391	$342,063	$212,942	$295,642	$1,773,754

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

The following table presents loans individually evaluated for impairment by class of loans.

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
September 30, 2019
Commercial, Financial and Agricultural	$1,226	$692	$534	$152
Real Estate – Construction	158	-	158	23
Real Estate – Commercial Mortgage	12,926	5,176	7,750	614
Real Estate – Residential	8,960	2,141	6,819	696
Real Estate – Home Equity	1,816	421	1,395	305
Consumer	76	40	36	2
Total	$25,162	$8,470	$16,692	$1,792

December 31, 2018
Commercial, Financial and Agricultural	$873	$101	$772	$118
Real Estate – Construction	781	459	322	52
Real Estate – Commercial Mortgage	12,650	2,384	10,266	1,026
Real Estate – Residential	10,593	1,482	9,111	919
Real Estate – Home Equity	2,210	855	1,355	289
Consumer	88	49	39	1
Total	$27,195	$5,330	$21,865	$2,405

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average	Total	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and
Agricultural	$1,244	$21	$1,040	$19	$1,037	$53	$1,185	$69
Real Estate – Construction	270	-	915	2	426	-	716	3
Real Estate – Commercial Mortgage	13,082	143	18,470	167	12,681	410	18,666	511
Real Estate – Residential	9,163	127	11,393	133	9,461	380	12,215	417
Real Estate – Home Equity	2,070	16	2,415	23	2,245	61	2,840	74
Consumer	78	2	92	2	82	6	102	6
Total	$25,907	$309	$34,325	$346	$25,932	$910	$35,724	$1,080

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

The following table presents the risk category of loans by segment.

	Commercial,
	Financial,			Total
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
September 30, 2019
Pass	$258,457	$1,259,949	$278,705	$1,797,111
Special Mention	286	8,998	35	9,319
Substandard	1,127	19,256	940	21,323
Doubtful	-	-	-	-
Total Loans	$259,870	$1,288,203	$279,680	$1,827,753

December 31, 2018
Pass	$232,417	$1,211,451	$295,888	$1,739,756
Special Mention	479	11,048	54	11,581
Substandard	793	21,415	680	22,888
Doubtful	-	-	-	-
Total Loans	$233,689	$1,243,914	$296,622	$1,774,225

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

The following table presents loans classified as TDRs.

	September 30, 2019		December 31, 2018
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$564	$56	$873	$-
Real Estate – Construction	-	58	59	-
Real Estate – Commercial Mortgage	8,459	832	9,910	1,239
Real Estate – Residential	7,769	285	9,234	1,222
Real Estate – Home Equity	1,416	173	1,920	179
Consumer	76	-	88	-
Total TDRs	$18,284	$1,404	$22,084	$2,640

For TDRs, the Company estimated $1.7 million and $2.3 million of impaired loan loss reserves for these loans at September 30, 2019 and December 31, 2018, respectively.

Loans classified as TDRs during the periods indicated are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.  The financial impact of these modifications was not material.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019			2019
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment(1)	Contracts	Investment	Investment
Commercial, Financial and Agricultural	1	$58	$58	1	$58	$58
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	1	151	157	2	209	218
Real Estate – Residential	1	92	88	2	138	162
Real Estate – Home Equity	1	26	25	2	56	56
Consumer	-	-	-	-	-	-
Total TDRs	4	$327	$328	7	$461	$494

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018			2018
		Pre-	Post-		Pre-	Post-
	Number	Modified	Modified	Number	Modified	Modified
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in Thousands)	Contracts	Investment	Investment(1)	Contracts	Investment	Investment
Commercial, Financial and Agricultural	-	$-	$-	1	$498	$230
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	1	227	228
Real Estate – Residential	1	72	76	2	105	108
Real Estate – Home Equity	-	-	-	1	27	27
Consumer	-	-	-	-	-	-
Total TDRs	1	$72	$76	5	$857	$593

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

For the three and nine months ended September 30, 2019, there were no loans modified as TDRs within the previous 12 months that had defaulted.  For the three and nine months ended September 30, 2018, loans classified as TDRs for which there was a payment default and the loans were modified within twelve months prior to default is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018		2018
	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	-	-	1	64
Real Estate – Residential	-	-	-	-
Real Estate – Home Equity	-	-	-	-
Consumer	-	-	-	-
Total TDRs	-	$-	1	$64

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019		2019
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	-	$-	-	$-
Interest rate adjustment	1	25	1	25
Extended amortization and interest rate adjustment	3	303	6	469
Total TDRs	4	$328	7	$494

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018		2018
	Number of	Recorded	Number of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)
Extended amortization	1	$76	2	$303
Interest rate adjustment	-	-	1	33
Extended amortization and interest rate adjustment	-	-	1	27
Principal moratorium	-	-	1	230
Total TDRs	1	$76	5	$593

(1)      Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018
Beginning Balance	$1,010	$3,373	$2,229	$3,941
Additions	104	420	792	1,260
Valuation Write-downs	(35)	(224)	(266)	(856)
Sales	(553)	(849)	(2,229)	(1,625)
Ending Balance	$526	$2,720	$526	$2,720

Net expenses applicable to other real estate owned include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018
Gains from the Sale of Properties	$(148)	$(46)	$(240)	$(127)
Losses from the Sale of Properties	73	70	139	212
Rental Income from Properties	-	(3)	(3)	(9)
Property Carrying Costs	46	102	282	289
Valuation Adjustments	35	224	266	856
Total	$6	$347	$444	$1,221

At September 30, 2019, the Company had $0.8 million of loans secured by residential real estate in the process of foreclosure.

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

The Company’s operating leases primarily relate to banking offices with remaining lease terms from 1 to 9 years.  The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of Topic 842.  Operating leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.  At September 30, 2019, the operating lease ROU assets and liabilities were $1.8 million and $2.6 million, respectively.  The Company does not have any finance leases or any significant lessor agreements.

The table below summarizes our lease expense and other information related to the Company’s operating leases:

	Three Months Ended	Nine Months Ended
(Dollars in Thousands)	September 30, 2019	September 30, 2019
Operating lease expense	$81	$243
Short-term lease expense	27	90
Total lease expense	$108	$333

		September 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$254
Right-of-use assets obtained in exchange for new operating lease liabilities		1,794

Weighted-average remaining lease term — operating leases (in years)		7.0
Weighted-average discount rate — operating leases		2.9%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in Thousands)	September 30, 2019
2019	$107
2020	451
2021	420
2022	417
2023	398
2024 and thereafter	1,085
Total	$2,878
Less: Interest	(287)
Present Value of Lease liability	$2,591

At September 30, 2019, the Company had additional operating lease payments for a banking office (to be constructed) that have not yet commenced of $1.4 million.  Payments for the banking office are expected to commence after the construction period ends, which is expected to occur during the second quarter of 2020.

A related party is the lessor in an operating lease with the Company.  The Company’s minimum payment is $0.2 million annually through 2024, for an aggregate remaining obligation of $1.0 million at September 30, 2019.

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018
Service Cost	$1,529	$1,721	$4,587	$5,163
Interest Cost	1,545	1,415	4,635	4,246
Expected Return on Plan Assets	(2,382)	(2,391)	(7,146)	(7,173)
Prior Service Cost Amortization	4	50	12	150
Net Loss Amortization	965	918	2,895	2,754
Net Periodic Benefit Cost	$1,661	$1,713	$4,983	$5,140

Discount Rate	4.43%	3.71%	4.43%	3.71%
Long-term Rate of Return on Assets	7.25%	7.25%	7.25%	7.25%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018
Interest Cost	$87	$57	$261	$170
Net Loss Amortization	190	406	570	1,220
Net Periodic Benefit Cost	$277	$463	$831	$1,390

Discount Rate	4.23%	3.53%	4.23%	3.53%

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

	September 30, 2019			December 31, 2018
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$119,382	$404,994	$524,376	$94,572	$373,438	$468,010
Standby Letters of Credit	6,369	-	6,369	4,986	-	4,986
Total	$125,751	$404,994	$530,745	$99,558	$373,438	$472,996

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

In September 2019, Visa increased the litigation reserve by $300 million and revised the conversion ratio for the Class B shares resulting in a $0.1 million payable due to the counterparty under the swap contract.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $153,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At September 30, 2019, there was $0.1 million payable to the counterparty.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
September 30, 2019
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$217,265	$-	$-	$217,265
U.S. Government Agency	-	138,038	-	138,038
States and Political Subdivisions	-	13,044	-	13,044
Mortgage-Backed Securities	-	787	-	787
Equity Securities	-	7,847	-	7,847

December 31, 2018
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$261,849	$-	$-	$261,849
U.S. Government Agency	-	133,206	-	133,206
States and Political Subdivisions	-	42,365	-	42,365
Mortgage-Backed Securities	-	943	-	943
Equity Securities	-	7,794	-	7,794

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral-dependent loans had a carrying value of $7.3 million with a valuation allowance of $0.5 million at September 30, 2019 and $5.6 million and $0.8 million, respectively, at December 31, 2018.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first nine months of 2019, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	September 30, 2019
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$61,151	$61,151	$-	$-
Short-Term Investments	177,389	177,389	-	-
Investment Securities, Available for Sale	376,981	217,265	159,716	-
Investment Securities, Held to Maturity	240,303	25,014	216,873	-
Equity Securities(1)	3,588	-	3,588	-
Loans Held for Sale	13,075	-	13,075	-
Loans, Net of Allowance for Loan Losses	1,813,434	-	-	1,798,311

LIABILITIES:
Deposits	$2,473,007	$-	$2,471,837	$-
Short-Term Borrowings	10,622	-	10,622	-
Subordinated Notes Payable	52,887	-	40,281	-
Long-Term Borrowings	6,963	-	7,080	-

	December 31, 2018
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$62,032	$62,032	$-	$-
Short-Term Investments	213,968	213,968	-	-
Investment Securities, Available for Sale	446,157	261,849	184,308	-
Investment Securities, Held to Maturity	217,320	34,611	179,802	-
Loans Held for Sale	6,869	-	6,869	-
Equity Securities(1)	3,591	-	3,591	-
Loans, Net of Allowance for Loan Losses	1,760,015	-	-	1,730,161

LIABILITIES:
Deposits	$2,531,856	$-	$2,529,841	$-
Short-Term Borrowings	13,541	-	13,541	-
Subordinated Notes Payable	52,887	-	42,359	-
Long-Term Borrowings	8,568	-	7,879	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2019
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale	$443	$(112)	$331
Amortization of losses on securities transferred from available for sale to held to
maturity	11	(3)	8
Total Other Comprehensive Income	$454	$(115)	$339

Nine Months Ended September 30, 2019
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale	$3,427	$(868)	$2,559
Amortization of losses on securities transferred from available for sale to held to
maturity	33	(8)	25
Total Other Comprehensive Income	$3,460	$(876)	$2,584

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2018
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale	$(553)	$140	$(413)
Amortization of losses on securities transferred from available for sale to held to
maturity	13	(3)	10
Total Other Comprehensive Loss	$(540)	$137	$(403)

Nine Months Ended September 30, 2018
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale	$(2,306)	$585	$(1,721)
Amortization of losses on securities transferred from available for sale to held to
maturity	42	(11)	31
Total Other Comprehensive Loss	$(2,264)	$574	$(1,690)

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2019	$(2,008)	$(26,807)	$(28,815)
Other comprehensive income during the period	2,584	-	2,584
Balance as of September 30, 2019	$576	$(26,807)	$(26,231)

Balance as of January 1, 2018	$(1,743)	$(30,301)	$(32,044)
Other comprehensive loss during the period	(1,690)	-	(1,690)
Balance as of September 30, 2018	$(3,433)	$(30,301)	$(33,734)

NOTE 10 – ACCOUNTING STANDARDS UPDATES

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  ASU 2016-13 will be effective for the Company on January 1, 2020.  The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements and related disclosures.  As part of its implementation efforts to date, management has formed a cross-functional implementation team and developed a project plan.  The Company has also engaged a vendor to assist in model development.  The Company’s implementation plan has progressed through the design and build phase and has begun testing and parallel modeling.  The Company engaged a third party to validate the model during the third quarter which will enable the Company to complete parallel runs and refinement and documentation of end-to-end processes during the fourth quarter.  In conjunction with the implementation, the Company is reviewing business process and evaluating potential changes to the control environment.  The Company expects the new guidance will result in an increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio.  However, since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated.

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

NON-GAAP FINANCIAL MEASURES

We present a tangible common equity ratio and a tangible book value per diluted share that, in each case, removes the effect of goodwill resulting from merger and acquisition activity.  We believe these measures are useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry, although the manner in which we calculate non-GAAP financial measures may differ from that of other companies reporting non-GAAP measures with similar names.  The GAAP to non-GAAP reconciliation for each quarter presented on page 30 is provided below.

		2019			2018				2017
(Dollars in Thousands, except per share data)		Third	Second	First	Fourth	Third	Second	First	Fourth
Shareowners' Equity (GAAP)		$321,562	$314,595	$308,986	$302,587	$298,016	$293,571	$288,360	$284,210
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	236,751	229,784	224,175	217,776	213,205	208,760	203,549	199,399
Total Assets (GAAP)		2,934,513	3,017,654	3,052,051	2,959,183	2,819,190	2,880,278	2,924,832	2,898,794
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,849,702	$2,932,843	$2,967,240	$2,874,372	$2,734,379	$2,795,467	$2,840,021	$2,813,983
Tangible Common Equity Ratio (non-GAAP)	A/B	8.31%	7.83%	7.56%	7.58%	7.80%	7.47%	7.17%	7.09%
Actual Diluted Shares Outstanding (GAAP)	C	16,797,241	16,773,449	16,840,496	16,808,542	17,127,846	17,114,380	17,088,419	17,071,107
Diluted Tangible Book Value (non-GAAP)	A/C	14.09	13.70	13.31	12.96	12.45	12.20	11.91	11.68

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands, Except	2019			2018				2017
Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$28,441	$28,665	$27,722	$26,370	$25,392	$24,419	$23,214	$22,627
Interest Expense	2,244	2,681	2,814	2,022	1,769	1,649	1,451	1,138
Net Interest Income	26,197	25,984	24,908	24,348	23,623	22,770	21,763	21,489
Provision for Loan Losses	776	646	767	457	904	815	745	826
Net Interest Income After
Provision for Loan Losses	25,421	25,338	24,141	23,891	22,719	21,955	21,018	20,663
Noninterest Income	13,903	12,770	12,552	13,238	13,308	12,542	12,477	12,897
Noninterest Expense	27,873	28,396	28,198	26,505	28,699	28,393	27,906	26,897
Income Before Income Taxes	11,451	9,712	8,495	10,624	7,328	6,104	5,589	6,663
Income Tax Expense (Benefit)(2)	2,970	2,387	2,059	2,166	1,338	101	(184)	6,660
Net Income	8,481	7,325	6,436	8,458	5,990	6,003	5,773	3
Net Interest Income (FTE)	$26,333	$26,116	$25,042	$24,513	$23,785	$22,917	$21,943	$21,808

Per Common Share:
Net Income Basic	$0.51	$0.44	$0.38	$0.50	$0.35	$0.35	$0.34	$0.00
Net Income Diluted	0.50	0.44	0.38	0.50	0.35	0.35	0.34	0.00
Cash Dividends Declared	0.13	0.11	0.11	0.09	0.09	0.07	0.07	0.07
Diluted Book Value	19.14	18.76	18.35	18.00	17.40	17.15	16.87	16.65
Diluted Tangible Book Value(1)	14.09	13.70	13.31	12.96	12.45	12.20	11.91	11.68
Market Price:
High	28.00	25.00	25.87	26.95	25.91	25.99	26.50	26.01
Low	23.70	21.57	21.04	19.92	23.19	22.28	22.80	22.21
Close	27.45	24.85	21.78	23.21	23.34	23.63	24.75	22.94

Selected Average Balances:
Loans, Net	$1,837,548	$1,823,311	$1,780,406	$1,785,570	$1,747,093	$1,691,287	$1,647,612	$1,640,738
Earning Assets	2,670,081	2,719,217	2,704,802	2,554,482	2,535,292	2,566,006	2,592,465	2,511,985
Total Assets	2,959,310	3,010,662	2,996,511	2,849,245	2,826,924	2,861,104	2,892,120	2,822,451
Deposits	2,495,755	2,565,431	2,564,715	2,412,375	2,392,272	2,431,956	2,456,106	2,378,411
Shareowners’ Equity	320,273	313,599	307,262	302,196	297,757	291,806	287,502	288,044
Common Equivalent Average Shares:
Basic	16,747	16,791	16,791	16,989	17,056	17,045	17,028	16,967
Diluted	16,795	16,818	16,819	17,050	17,125	17,104	17,073	17,050

Performance Ratios:
Return on Average Assets	1.14%	0.98%	0.87%	1.18%	0.84%	0.84%	0.81%	0.00%
Return on Average Equity	10.51	9.37	8.49	11.10	7.98	8.25	8.14	0.00
Net Interest Margin (FTE)	3.92	3.85	3.75	3.81	3.72	3.58	3.43	3.45
Noninterest Income as % of
Operating Revenue	34.67	32.95	33.51	35.22	36.04	35.52	36.44	37.51
Efficiency Ratio	69.27	73.02	75.01	70.21	77.37	80.07	81.07	77.50

Asset Quality:
Allowance for Loan Losses	$14,319	$14,593	$14,120	$14,210	$14,219	$13,563	$13,258	$13,307
Allowance for Loan Losses to Loans	0.78%	0.79%	0.78%	0.80%	0.80%	0.78%	0.80%	0.80%
Nonperforming Assets (“NPAs”)	5,454	6,632	6,949	9,101	9,587	9,114	10,644	11,100
NPAs to Total Assets	0.19	0.22	0.23	0.31	0.34	0.32	0.36	0.38
NPAs to Loans plus OREO	0.30	0.36	0.39	0.51	0.54	0.52	0.64	0.67
Allowance to Non-Performing Loans	290.55	259.55	279.77	206.79	207.06	236.25	181.26	185.87
Net Charge-Offs to Average Loans	0.23	0.04	0.20	0.10	0.06	0.12	0.20	0.21

Capital Ratios:
Tier 1 Capital	16.83%	16.36%	16.34%	16.36%	16.17%	16.25%	16.31%	16.33%
Total Capital	17.59	17.13	17.09	17.13	16.94	17.00	17.05	17.10
Common Equity Tier 1	14.13	13.67	13.62	13.58	13.43	13.46	13.44	13.42
Leverage	11.09	10.64	10.53	10.89	10.99	10.69	10.36	10.47
Tangible Common Equity(1)	8.31	7.83	7.56	7.58	7.80	7.47	7.17	7.09

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

Results of Operations

•          Net income of $8.5 million, or $0.50 per diluted share, for the third quarter of 2019 compared to net income of $7.3 million, or $0.44 per diluted share, for the second quarter of 2019, and net income of $6.0 million, or $0.35 per diluted share, for the third quarter of 2018.  For the first nine months of 2019, we realized net income of $22.2 million, or $1.32 per diluted share, compared to net income of $17.8 million, or $1.04 per diluted share, for the same period of 2018.  Net income for the first nine months of 2018 included tax benefits totaling $3.3 million, or $0.19 per diluted share, related to 2017 plan year pension plan contributions.

•          Tax-equivalent net interest income for the third quarter of 2019 was $26.3 million compared to $26.1 million for the second quarter of 2019 and $23.8 million for the third quarter of 2018.  For the first nine months of 2019, tax-equivalent net interest income totaled $77.5 million compared to $68.6 million for the comparable period of 2018.  The increase compared to the second quarter of 2019 was primarily due to a reduction in interest expense.  The increase compared to the third quarter of 2018 primarily reflected higher interest rates and loan growth.  The year-over-year increase was driven by growth in the loan portfolio, coupled with higher short-term rates, partially offset by higher rates paid on our negotiated rate deposits.

•          Provision for loan losses was $0.8 million for the third quarter of 2019 compared to $0.6 million for the second quarter of 2019 and $0.9 million for the third quarter of 2018.  For the first nine months of 2019, the loan loss provision was $2.2 million compared to $2.5 million for the same period of 2018.

•           Noninterest income for the third quarter of 2019 totaled $13.9 million, an increase of $1.1 million, or 8.9%, over the second quarter of 2019 and $0.6 million, or 4.5%, over the third quarter of 2018.  The increase compared to the second quarter of 2019 was primarily attributable to higher wealth management fees and to a lesser extent higher mortgage banking fees and deposit fees.  For the first nine months of 2019, noninterest income totaled $39.2 million, a $0.9 million, or 2.3%, increase over the same period of 2018.  Higher wealth management fees and mortgage banking fees drove the favorable comparisons to 2018.

•          Noninterest expense for the third quarter of 2019 totaled $27.9 million, a decrease of $0.5 million, or 1.8%, from the second quarter of 2019 and $0.8 million, or 2.9%, from the third quarter of 2018.  For the first nine months of 2019, noninterest expense totaled $84.5 million, a decrease of $0.5 million, or 0.6%, from the same period of 2018.  The decrease compared to the second quarter of 2019 was primarily due to lower FDIC insurance premiums.  The decrease compared to both prior year periods was primarily due to lower other real estate owned (“OREO”) expense and FDIC insurance premiums.

Financial Condition

•          Average earning assets were $2.670 billion for the third quarter of 2019, a decrease of $49.1 million, or 1.8%, from the second quarter of 2019, and an increase of $115.6 million, or 4.5%, over the fourth quarter of 2018.   The reduction in average earning assets compared to the second quarter of 2019 was attributable to a decrease in short-term investments, primarily due to a decline in seasonal public fund balances and certificates of deposits.  The increase over the fourth quarter of 2018 was attributable to growth in our loan portfolio, which was primarily funded by increases in our noninterest bearing and savings deposits.

•          Average loans increased by $14.2 million, or 0.8%, over the second quarter of 2019, and $52.0 million, or 2.9%, over the fourth quarter of 2018.  The increase compared to the second quarter of 2019 reflected growth in all loan types except commercial real estate, consumer loans and home equity loans.  The increase compared to the fourth quarter of 2018 reflected growth in all product types except consumer and home equity loans.  During 2019, we purchased commercial and residential loan pools totaling $21.5 million.

•          Nonperforming assets totaled $5.5 million at September 30, 2019, a decrease of $1.2 million, or 17.8%, from June 30, 2019 and $3.6 million, or 40.1%, from December 31, 2018.  Nonperforming assets represented 0.19% of total assets at September 30, 2019 compared to 0.22% at June 30, 2019 and 0.31% at December 31, 2018.

•          At September 30, 2019, we were well-capitalized with a total risk-based capital ratio of 17.59% and a tangible common equity ratio (a non-GAAP financial measure) of 8.31% compared to 17.13% and 7.83%, respectively, at June 30, 2019 and 17.13% and 7.58%, respectively, at December 31, 2018.  At September 30, 2019, all of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2019, we realized net income of $8.5 million, or $0.50 per diluted share, compared to net income of $7.3 million, or $0.44 per diluted share, for the second quarter of 2019 and net income of $6.0 million, or $0.35 per diluted share, for the third quarter of 2018.

For the first nine months of 2019, net income totaled $22.2 million, or $1.32 per diluted share, compared to net income of $17.8 million, or $1.04 per diluted share, for the same period of 2018.  Net income for the first nine months of 2018 included tax benefits totaling $3.3 million, or $0.19 per diluted share (1Q - $1.5 million, or $0.09 per diluted share, 2Q - $1.4 million, or $0.08 per diluted share, and 3Q - $0.4 million, or $0.02 per diluted share), related to 2017 plan year pension contributions made in 2018.

Compared to the second quarter of 2019, the $1.7 million increase in operating profit reflected a $1.1 million increase in noninterest income, lower noninterest expense $0.5 million, and higher net interest income $0.2 million, partially offset by an increase in the loan loss provision of $0.1 million.

Compared to the third quarter of 2018, the $4.1 million increase in operating profit was attributable to higher net interest income of $2.6 million, lower noninterest expense of $0.8 million, higher noninterest income of $0.6 million, and a $0.1 million decrease in the loan loss provision.

The $10.6 million increase in operating profit for the first nine months of 2019 versus the comparable period of 2018 was attributable to higher net interest income of $8.9 million, higher noninterest income of $0.9 million, lower noninterest expense of $0.5 million, and a $0.3 million decrease in the loan provision.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2019	2019	2018	2019	2018
Interest Income	$28,441	$28,665	$25,392	$84,828	$73,025
Taxable Equivalent Adjustments	136	132	162	402	489
Total Interest Income (FTE)	28,577	28,797	25,554	85,230	73,514
Interest Expense	2,244	2,681	1,769	7,739	4,869
Net Interest Income (FTE)	26,333	26,116	23,785	77,491	68,645
Provision for Loan Losses	776	646	904	2,189	2,464
Taxable Equivalent Adjustments	136	132	162	402	489
Net Interest Income After Provision for Loan Losses	25,421	25,338	22,719	74,900	65,692
Noninterest Income	13,903	12,770	13,308	39,225	38,327
Noninterest Expense	27,873	28,396	28,699	84,467	84,998
Income Before Income Taxes	11,451	9,712	7,328	29,658	19,021
Income Tax Expense	2,970	2,387	1,338	7,416	1,255
Net Income	$8,481	$7,325	$5,990	$22,242	$17,766

Basic Net Income Per Share	$0.51	$0.44	$0.35	$1.33	$1.04
Diluted Net Income Per Share	$0.50	$0.44	$0.35	$1.32	$1.04

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

Tax-equivalent net interest income for the third quarter of 2019 was $26.3 million compared to $26.1 million for the second quarter of 2019 and $23.8 million for the third quarter of 2018.  The increase compared to the second quarter of 2019 was primarily due to a reduction in interest expense.  The increase compared to the third quarter of 2018 primarily reflected higher interest rates and loan growth.  For the first nine months of 2019, tax-equivalent net interest income totaled $77.5 million compared to $68.6 million for the comparable period of 2018.  The year-over-year increase was driven by growth in the loan portfolio, coupled with higher short-term rates, partially offset by higher rates paid on our negotiated rate deposits.

The federal funds target rate reached a recent high in the second quarter of 2019 at a range of 2.25% to 2.50%.  During the third quarter, 2019, the Federal Open Market Committee (“FOMC”) reduced rates by an aggregate of 50 basis points to the current range of 1.75% to 2.00%.  These rate cuts have resulted in downward repricing of our variable/adjustable rate earning assets, which to date has been offset by loan growth and lower rates paid on our negotiated rate deposit products.  We continue to prudently manage our overall cost of funds, which was 33 basis points for the third quarter of 2019, compared to 40 basis points for the second quarter of 2019.  Due to highly competitive fixed-rate loan pricing in our markets, we continue to review our loan pricing and make adjustments where we believe appropriate and prudent.

Our net interest margin for the third quarter of 2019 was 3.92%, an increase of seven basis points over the second quarter of 2019 and an increase of 20 basis points over the third quarter of 2018.  For the first nine months of 2019, the net interest margin increased 26 basis points to 3.84% compared to the same period of 2018. The increase in margin compared to the second quarter of 2019 was fully attributable to a seven basis point decline in our cost of funds, as both the rate and balance of our seasonal public deposits declined in the third quarter of 2019.  The increase in the margin compared to both prior year periods reflected a favorable shift in our earning asset mix and higher interest rates.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2019 was $0.8 million compared to $0.6 million for the second quarter of 2019 and $0.9 million for the third quarter of 2018.  For the first nine months of 2019, the loan loss provision was $2.2 million compared to $2.5 million in 2018.   We realized net loan charge-offs of $1.1 million, or 0.23% (annualized), of average loans for the third quarter of 2019.  This compares to net loan charge-offs of $0.2 million, or 0.04% (annualized) for the second quarter of 2019 and net charge-offs of $0.2 million, or 0.06% (annualized) for the third quarter of 2018.  For the first nine months of 2019, net charge-offs totaled $2.1 million, or 0.15% (annualized), of average loans compared to $1.6 million, or 0.12% (annualized), for the same period of 2018.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2019	2019	2018	2019	2018
CHARGE-OFFS
Commercial, Financial and Agricultural	$289	$235	$268	$619	$591
Real Estate - Construction	223	-	-	223	7
Real Estate - Commercial Mortgage	26	-	25	181	315
Real Estate - Residential	44	65	106	373	669
Real Estate - Home Equity	333	45	112	430	427
Consumer	744	520	463	2,059	1,667
Total Charge-offs	$1,659	$865	$974	$3,885	$3,676

RECOVERIES
Commercial, Financial and Agricultural	$86	$58	$78	$218	$331
Real Estate - Construction	-	-	-	-	1
Real Estate - Commercial Mortgage	142	100	222	312	360
Real Estate - Residential	46	223	107	313	537
Real Estate - Home Equity	58	60	47	150	130
Consumer	277	251	272	812	765
Total Recoveries	$609	$692	$726	$1,805	$2,124

Net Charge-offs	$1,050	$173	$248	$2,080	$1,552

Net Charge-offs (Annualized) as a	0.23%	0.04%	0.06%	0.15%	0.12%
percent of Average Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the third quarter of 2019 totaled $13.9 million, an increase of $1.1 million, or 8.9%, over the second quarter of 2019 and $0.6 million, or 4.5%, over the third quarter of 2018.  For the first nine months of 2019, noninterest income totaled $39.2 million, a $0.9 million, or 2.3%, increase over the same period of 2018.  Higher wealth management fees, mortgage banking fees, and deposit fees drove the increase compared to the second quarter of 2019.  The increase over both prior year periods was primarily attributable to higher wealth management fees, bankcard fees, and mortgage banking fees.

Noninterest income represented 34.7% of operating revenues (net interest income plus noninterest income) in the third quarter of 2019 compared to 33.0% in the second quarter of 2019 and 36.0% in the third quarter of 2018.  For the first nine months of 2019, noninterest income represented 33.7% of operating revenues compared to 36.0% for the same period of 2018.  The declining trend was due to continued improvement in our net interest income, which has become a larger portion of our total operating revenues.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2019	2019	2018	2019	2018
Deposit Fees	$4,961	$4,756	$5,207	$14,492	$14,921
Bank Card Fees	2,972	3,036	2,828	8,863	8,548
Wealth Management Fees	2,992	2,404	2,181	7,719	6,391
Mortgage Banking Fees	1,587	1,199	1,343	3,779	3,606
Other	1,391	1,375	1,749	4,372	4,861

Total Noninterest Income	$13,903	$12,770	$13,308	$39,225	$38,327

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees for the third quarter of 2019 totaled $5.0 million, an increase of $0.2 million, or 4.3%, over the second quarter of 2019, and a decrease of $0.2 million, or 4.7%, from the third quarter of 2018.  For the first nine months of 2019, deposit fees totaled $14.5 million, a decrease of $0.4 million, or 2.9%, from the same period of 2018.  The increase over the second quarter of 2019 reflected higher overdraft fees.  The decrease from both prior year periods reflected lower overdraft fees due to a reduction in accounts using this service as well as lower utilization by existing users.

Bank Card Fees.  Bank card fees for the third quarter of 2019 totaled $3.0 million, comparable to the second quarter of 2019, and a $0.1 million, or 5.1%, increase over the third quarter of 2018.  For the first nine months of 2019, bank card fees totaled $8.9 million, an increase of $0.3 million, or 3.7%, over the same period of 2018.  During 2018 and 2019, we have implemented various strategies to drive interchange revenues, including a refresh of our deposit account product line-up, an account acquisition program, and various reward programs.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) totaled $3.0 million for the third quarter of 2019, an increase of $0.6 million, or 24.5%, over the second quarter of 2019 and $0.8 million, or 37.2%, over the third quarter of 2018.  For the first nine months of 2019, wealth management fees totaled $7.7 million, an increase of $1.3 million, or 20.8%, over the same period of 2018.  The increase over all periods was driven by increased trading activity by our retail brokerage clients, and to a lesser extent, higher assets under management.  At September 30, 2019, total assets under management were approximately $1.692 billion compared to $1.500 billion at December 31, 2018 and $1.496 billion at September 30, 2018.

Mortgage Banking Fees. Mortgage banking fees totaled $1.6 million for the third quarter of 2019, an increase of $0.4 million, or 32.4%, over the second quarter of 2019 and an increase of $0.2 million, or 18.2%, over the third quarter of 2018.  For the first nine months of 2019, fees totaled $3.8 million, an increase of $0.2 million, or 4.8%, over the same period of 2018.  The higher level of fees was primarily attributable to an increase in loan production driven by lower long-term interest rates.

Noninterest Expense

Noninterest expense for the third quarter of 2019 totaled $27.9 million, a decrease of $0.5 million, or 1.8%, from the second quarter of 2019 and $0.8 million, or 2.9%, from the third quarter of 2018.  For the first nine months of 2019, noninterest expense totaled $84.5 million, a $0.5 million, or 0.6%, decrease from the same period of 2018.  The decrease compared to the second quarter of 2019 was primarily attributable to lower other expense (FDIC insurance fees).  Compared to both prior year periods, the favorable variance was driven by lower other expense (OREO and FDIC insurance premiums), partially offset by higher compensation expense (merit raises and commissions).

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2019	2019	2018	2019	2018
Salaries	$12,533	$12,496	$12,012	$37,314	$35,755
Associate Benefits	3,670	3,941	3,879	11,675	11,844
Total Compensation	16,203	16,437	15,891	48,989	47,599

Premises	2,305	2,140	2,234	6,506	6,634
Equipment	2,405	2,397	2,411	7,250	7,065
Total Occupancy	4,710	4,537	4,645	13,756	13,699

Legal Fees	361	439	500	1,176	1,545
Professional Fees	1,042	1,102	1,315	3,116	3,835
Processing Services	1,605	1,451	1,439	4,534	4,695
Advertising	531	643	433	1,670	1,133
Travel and Entertainment	282	276	262	763	719
Printing and Supplies	189	162	159	524	484
Telephone	664	609	547	1,952	1,722
Postage	180	166	160	514	548
Insurance - Other	4	408	418	803	1,228
Other Real Estate Owned, net	6	75	347	444	1,221
Miscellaneous	2,096	2,091	2,583	6,226	6,570
Total Other	6,960	7,422	8,163	21,722	23,700

Total Noninterest Expense	$27,873	$28,396	$28,699	$84,467	$84,998

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $16.2 million for the third quarter of 2019, a decrease of $0.2 million, or 1.4%, from the second quarter of 2019 and an increase of $0.3 million, or 2.0%, over the third quarter of 2018.  For the first nine months of 2019, compensation expense totaled $49.0 million, an increase of $1.4 million, or 2.9%, over the same period of 2018.  The decrease from the second quarter of 2019 was primarily due to lower incentive plan expense.  The increase over both prior year periods was attributable to higher salary expense, primarily merit raises and commissions.

Other.  Other noninterest expense totaled $7.0 million for the third quarter of 2019, a decrease of $0.5 million, or 6.2%, from the second quarter of 2019, and $1.2 million, or 14.7%, from the third quarter of 2018.  For the first nine months of 2019, other noninterest expense totaled $21.7 million, a decrease of $2.0 million, or 8.3%, from the same period of 2018.  The decrease from the second quarter of 2019 was primarily attributable to lower FDIC insurance premiums as our small bank assessment credits were used to offset our quarterly FDIC insurance assessment.  Compared to both prior year periods, other expense reflected lower OREO fees, FDIC insurance premiums, professional fees, and legal fees.

Our operating efficiency ratio (expressed as noninterest expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 69.27% for the third quarter of 2019 compared to 73.02% for the second quarter of 2019 and 77.37% for the third quarter of 2018.  For the first nine months of 2019, this ratio was 72.37% compared to 79.46% for the same period of 2018.  The improvement was driven by higher operating revenues coupled with our continued focus on controlling our expenses, which has contributed to improved operating leverage.

Income Taxes

We realized income tax expense of $3.0 million (effective rate of 26%) for the third quarter of 2019 compared to $2.4 million (effective rate of 25%) for second quarter of 2019 and $1.3 million (effective rate of 18%) for the third quarter of 2018.  For the first nine months of 2019, we realized income tax expense of $7.4 million (effective rate of 25%) compared to $1.3 million (effective tax rate of 6.6%) for the same period of 2018.  Income tax expense for the third quarter of 2019 was unfavorably impacted by net discrete items totaling $0.2 million.  During 2018, we realized tax benefits totaling $3.3 million (1Q - $1.5 million, 2Q - $1.4 million, 3Q - $0.4 million) resulting from the effect of federal tax reform on pension plan contributions made in 2018 for the plan year 2017.

FINANCIAL CONDITION

Average earning assets were $2.670 billion for the third quarter of 2019, a decrease of $49.1 million, or 1.8%, from the second quarter of 2019, and an increase of $115.6 million, or 4.5%, over the fourth quarter of 2018.  The change in average earning assets compared to the second quarter of 2019 was attributable to a decrease in short-term investments, primarily due to a decline in seasonal public fund balances and certificates of deposit.  The increase in average earning assets over the fourth quarter of 2018 was attributable to growth in both the loan portfolio and overnight funds, which was primarily funded by increases in deposits, particularly noninterest bearing and savings accounts.

Investment Securities

In the third quarter of 2019, our average investment portfolio decreased $18.7 million, or 2.9%, from the second quarter of 2019 and decreased $62.7 million, or 9.1%, from the fourth quarter of 2018.  Securities in our investment portfolio represented 23.4% of our average earning assets for the third quarter of 2019 compared to 23.7% in the second quarter of 2019, and 26.9% in the fourth quarter of 2018.  For the remainder of 2019, we will continue to closely monitor liquidity levels and the interest rate environment to determine the extent to which investment cash flow may be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the third quarter of 2019, we purchased securities under both the AFS and HTM designations.  At September 30, 2019, $376.1 million, or 61.0%, of our investment portfolio was classified as AFS, and $240.3 million, or 39.0%, classified as HTM.  The average maturity of our total portfolio at September 30, 2019 was 2.11 years compared to 1.99 years and 2.11 years at June 30, 2019 and December 31, 2018, respectively.

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

At September 30, 2019, there were 242 positions (combined AFS and HTM) with unrealized losses totaling $0.9 million. GNMA mortgage-backed securities, U.S. treasury securities (“UST”), and Small Business Administration (“SBA”) investments carry the full faith and credit guarantee of the U.S. government, are 0% risk-weighted assets for regulatory capital purposes and constitute over 99% of the $0.9 million unrealized loss.  Federal Home Loan Bank (“FHLB”) and Federal Farm Credit Bureau (“FFCB”) are direct obligations of U.S. government agencies. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides further detail on investment securities with unrealized losses.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	46	$29,466	$78	38	$16,318	$157	84	$45,784	$235
UST	1	4,973	8	30	148,148	338	31	153,121	346
SBA	42	29,698	179	60	26,526	152	102	56,224	331
FHLB and FFCB	-	-	-	1	1,998	1	1	1,998	1
States and Political Subdivisions	23	7,222	4	1	500	0	24	7,722	4
Total	112	$71,359	$269	130	$193,490	$648	242	$264,849	$917

Loans

Average loans increased $14.2 million, or 0.8% compared to the second quarter of 2019, and grew by $52.0 million, or 2.9% compared to the fourth quarter of 2018.  The average increase compared to the second quarter of 2019 reflected growth in all loan types except commercial real estate, consumer loans, and home equity loans.  The increase compared to the fourth quarter of 2018 reflected growth in all loan types except consumer and home equity loans. Over the course of 2019, we purchased adjustable rate residential loans totaling $11.2 million and a fixed rate commercial loan pool totaling $10.3 million based on principal balances at the time of purchase.  All loan purchases are individually reviewed and evaluated in accordance with our credit underwriting standards.

Without compromising our credit standards, changing our underwriting standards, or taking on inordinate interest rate risk, we continue to closely monitor our markets and make minor rate adjustments as necessary.

We originate mortgage loans secured by 1-4 family residential properties through our Residential Real Estate line of business, a majority of which are fixed-rate loans that are sold into the secondary market to third party purchasers on a best efforts basis with servicing released.  A majority of our adjustable rate loans are retained in our loan portfolio.  We also retain construction/permanent 1-4 family residential loans within our loan portfolio for a period of time (typically 9-12 months) until they are modified and sold into the secondary market.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $5.5 million at September 30, 2019, a decrease of $1.2 million, or 17.8%, from June 30, 2019, and $3.6 million, or 40.1%, from December 31, 2018.  Nonaccrual loans totaled $4.9 million at September 30, 2019, a $0.7 million decrease from June 30, 2019 and $1.9 million from December 31, 2018.  The balance of OREO totaled $0.5 million at September 30, 2019, a decrease of $0.5 million and $1.7 million, respectively, from June 30, 2019 and December 31, 2018.

(Dollars in Thousands)	September 30, 2019	June 30, 2019	December 31, 2018
Nonaccruing Loans:
Commercial, Financial and Agricultural	$324	$187	$267
Real Estate - Construction	158	381	722
Real Estate - Commercial Mortgage	2,159	2,107	2,860
Real Estate - Residential	1,059	1,166	2,119
Real Estate - Home Equity	894	1,569	584
Consumer	334	212	320
Total Nonaccruing Loans (“NALs”)(1)	$4,928	$5,622	$6,872
Other Real Estate Owned	526	1,010	2,229
Total Nonperforming Assets (“NPAs”)	$5,454	$6,632	$9,101

Past Due Loans 30 – 89 Days	$5,120	$5,443	$4,757
Performing Troubled Debt Restructurings	$18,284	$18,737	$22,084

Nonaccruing Loans/Loans	0.27%	0.30%	0.39%
Nonperforming Assets/Total Assets	0.19	0.22	0.31
Nonperforming Assets/Loans Plus OREO	0.30	0.36	0.51
Allowance/Nonaccruing Loans	290.55	259.55	206.79

(1)    Nonaccrual TDRs totaling $1.4 million, $1.4 million, and $2.6 million are included in NALs for September 30, 2019, June 30, 2019 and December 31, 2018, respectively.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018
NPA Beginning Balance:	$6,632	$9,114	$9,101	$11,100
Change in Nonaccrual Loans:
Beginning Balance	5,622	5,741	6,872	7,159
Additions	2,049	2,872	6,265	9,152
Charge-Offs	(1,424)	(364)	(2,809)	(2,077)
Transferred to OREO	(104)	(371)	(722)	(1,211)
Paid Off/Payments	(131)	(489)	(2,163)	(2,109)
Restored to Accrual	(1,084)	(522)	(2,515)	(4,047)
Ending Balance	4,928	6,867	4,928	6,867

Change in OREO:
Beginning Balance	1,010	3,373	2,229	3,941
Additions	104	420	792	1,260
Valuation Write-downs	(35)	(224)	(266)	(856)
Sales	(553)	(849)	(2,229)	(1,625)
Ending Balance	526	2,720	526	2,720

NPA Net Change	(1,178)	473	(3,647)	(1,513)
NPA Ending Balance	$5,454	$9,587	$5,454	$9,587

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018
TDR Beginning Balance:	$20,278	$32,185	$24,724	$34,489
Additions	328	76	494	593
Charge-Offs	(15)	(136)	(284)	(527)
Paid Off/Payments	(888)	(767)	(4,109)	(2,828)
Removal Due to Change in TDR Status	-	-	(692)	(296)
Transferred to OREO	(15)	(35)	(445)	(108)
TDR Ending Balance(1)	$19,688	$31,323	$19,688	$31,323

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

The allowance for loan losses was $14.3 million at September 30, 2019 compared to $14.6 million at June 30, 2019, and $14.2 million at December 31, 2018.  The allowance for loan losses was 0.78% of outstanding loans (net of overdrafts) and provided coverage of 291% of nonperforming loans at September 30, 2019 compared to 0.79% and 260%, respectively, at June 30, 2019 and 0.80% and 207%, respectively, at December 31, 2018.  We believe that the allowance for loan losses was adequate to absorb losses inherent in our loan portfolio at September 30, 2019.

Deposits

Average total deposits were $2.496 billion for the third quarter of 2019, a decrease of $69.7 million, or 2.7%, from the second quarter of 2019, and an increase of $83.4 million, or 3.5%, over the fourth quarter of 2018.  The decline in average deposits compared to the second quarter of 2019 reflected lower public fund and certificates of deposit balances, partially offset by increases in noninterest bearing and savings accounts.  The increase in average deposits compared to the fourth quarter of 2018 primarily reflected growth in noninterest bearing deposits. Public fund accounts typically peak in the first quarter and trend downwards through the fourth quarter due to the cycle of tax receipts.

We closely monitor and manage deposit levels as part of our overall liquidity position and believe prudent pricing discipline remains the key to managing our mix of deposits.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
September 30, 2019	13.7%	10.3%	6.9%	3.5%	-5.8%
June 30,2019	13.2%	9.9%	6.6%	3.4%	-6.0%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
September 30, 2019	35.1%	26.0%	17.0%	8.2%	-12.8%
June 30,2019	37.5%	28.5%	19.5%	10.8%	-10.9%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of 100bp will have a negative impact on the net interest margin. Compared to the prior quarter-end, the 12-month Net Interest Income at Risk positions became more favorable in all rate environments. The 24-month Net Interest Income at Risk positions became slightly less favorable in all scenarios. The primary driver for the unfavorable quarter-over-quarter comparisons was lower replacement rates for both our loan and investment portfolios, as the yield curve shifted considerably lower compared to last quarter.   Down 200bp rate scenarios were not modeled for this quarter and have been suspended due to the recent FOMC rate cuts. These cuts have brought short-term and long-term rates below 2.00%, and therefore we are unable to lower rates 200 basis points.

All measures of Net Interest Income at Risk are within our prescribed policy limits over the next 12-months.  Over the next 24-month period, we are out of compliance in the down 100bp scenario due to our limited ability to lower our deposit rates relative to the decline in market rates.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
September 30, 2019	42.6%	34.5%	24.9%	14.1%	-22.4%
June 30,2019	40.2%	32.3%	23.1%	13.0%	-21.1%

At September 30, 2019, the economic value of equity results are favorable in all rising rate environments and are within prescribed tolerance levels with the exception of the rates down 100bp scenario. Quarter-over-quarter EVE comparisons are more favorable in the rising rate scenarios, and became less favorable in the down rate scenario. The EVE in the rates down scenario is outside the policy limit as we have limited ability to lower our deposit rates relative to the decline in market rate.  If we were to cap the value of our nonmaturity deposits at their book value in the down 100bp scenario, EVE would be within the policy limit parameters for that scenario.

(1)      Down 200, 300, and 400 bp scenarios have been excluded due to the low interest rate environment.

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

At September 30, 2019, we had the ability to generate $1.349 billion in additional liquidity through all of our available resources (this excludes $177 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, Risk Oversight Committee, and the Board of Directors. At September 30, 2019, we believe the liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio was approximately 2.11 years at September 30, 2019, and the available for sale portfolio had a net unrealized pre-tax gain of $0.9 million.

Our average overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $207.1 million during the third quarter of 2019 compared to an average net overnight funds sold position of $251.8 million in the second quarter of 2019 and $80.8 million in the fourth quarter of 2018.  The decrease in average net overnight funds compared to the second quarter 2019 reflected a decline in public fund deposits, partially offset by cash flow received from the investment portfolio. Overnight funds grew compared to the fourth quarter 2018 primarily due to higher balances of noninterest bearing deposits and cash flow from our investment portfolio, partially offset by loan growth.

We expect our capital expenditures will be approximately $7.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2019, fixed rate credit advances from the FHLB totaled $8.9 million in outstanding debt consisting of 11 notes. During the first nine months of 2019, the Bank made FHLB advance payments totaling approximately $1.0 million.  No advances matured or were paid off, and we did not obtain any new FHLB advances during this period. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Our capital ratios are presented in the table below.  At September 30, 2019, our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

	September 30,	June 30,	December 31,
(Dollars in Thousands)	2019	2019	2018
Shareowner's Equity	$321,562	$314,595	$302,587
Leverage Ratio	11.09%	10.64%	10.89%
Tier 1 Capital Ratio	16.83%	16.36%	16.36%
Total Risk Based Capital Ratio	17.59%	17.13%	17.13%
Common Equity Tier 1 Capital Ratio	14.13%	13.67%	13.58%
Tangible Common Equity Ratio(1)	8.31%	7.83%	7.58%

(1) Non-GAAP financial measure. See non-GAAP reconciliation on page 29.

During the first nine months of 2019, shareowners’ equity increased $19.0 million, or 8.4%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $22.2 million, a $2.6 million increase in the unrealized gain on investment securities, stock compensation accretion of $1.2 million, and net adjustments totaling $0.7 million related to transactions under our stock compensation plans.  Shareowners’ equity was reduced by common stock dividends totaling $5.9 million and common stock repurchases totaling $1.8 million.

At September 30, 2019, our common stock had a book value of $19.14 per diluted share compared to $18.76 at June 30, 2019 and $18.00 at December 31, 2018.  Book value is impacted through other comprehensive income by the net unrealized gains and losses in our available for sale investment portfolio.  At September 30, 2019, the net after tax unrealized gain was $0.6 million compared to $0.2 million at June 30, 2019 and $2.0 million at December 31, 2018.  Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income.  At September 30, 2019, the net after tax pension liability reflected in accumulated other comprehensive loss was $26.8 million.  This liability is re-measured annually on December 31st based on an actuarial calculation of our pension liability.  Significant assumptions used in calculating the liability are discussed in our 2018 Form 10-K “Critical Accounting Policies” and include the weighted average discount rate used to measure the present value of the pension liability, the weighted-average expected long-term rate of return on pension plan assets, and the assumed rate of annual compensation increases, all of which will vary when re-measured.  The discount rate assumption used to calculate the pension liability is subject to long-term corporate bond rates at December 31st.  The estimated impact to the pension liability based on a 25-basis point increase or decrease in long-term corporate bond rates used to discount the pension obligation would decrease or increase the pension liability by approximately $4.7 million (after-tax) using the balances from the December 31, 2018 measurement date.

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

At September 30, 2019, we had $524.4 million in commitments to extend credit and $6.4 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019			2018
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,837,548	$24,113	5.21%	$1,747,093	$21,733	4.94%	$1,813,964	$70,705	5.21%	$1,695,695	$61,994	4.89%
Taxable Securities(2)	607,363	3,249	2.13	663,639	3,290	1.98	613,382	9,936	2.16	642,260	8,758	1.82
Tax-Exempt Securities	18,041	73	1.63	60,952	229	1.50	29,237	347	1.59	72,656	813	1.49
Funds Sold	207,129	1,142	2.19	63,608	302	1.88	241,323	4,242	2.35	153,767	1,949	1.69
Total Earning Assets	2,670,081	28,577	4.25%	2,535,292	25,554	4.00%	2,697,906	85,230	4.22%	2,564,378	73,514	3.83%
Cash & Due From Banks	50,981			49,493			52,210			50,844
Allowance For Loan Losses	(14,863)			(14,146)			(14,576)			(13,774)
Other Assets	253,111			256,285			253,152			258,363
TOTAL ASSETS	$2,959,310			$2,826,924			$2,988,692			$2,859,811

Liabilities:
NOW Accounts	$749,678	$1,235	0.65%	$733,255	$773	0.42%	$821,819	$4,613	0.75%	$795,112	$2,157	0.36%
Money Market Accounts	238,565	264	0.44	254,440	190	0.30	238,664	775	0.43	252,082	459	0.24
Savings Accounts	372,593	46	0.05	352,833	43	0.05	369,726	136	0.05	349,527	128	0.05
Other Time Deposits	111,447	51	0.18	129,927	62	0.19	115,215	159	0.18	134,781	187	0.19
Total Interest Bearing Deposits	1,472,283	1,596	0.43	1,470,455	1,068	0.30	1,545,424	5,683	0.49	1,531,502	2,931	0.27
Short-Term Borrowings	8,697	27	1.24	12,949	41	1.24	9,890	93	1.27	9,499	57	0.80
Subordinated Notes Payable	52,887	558	4.13	52,887	568	4.20	52,887	1,762	4.39	52,887	1,595	3.98
Other Long-Term Borrowings	7,158	63	3.47	12,729	92	2.87	7,619	201	3.52	13,218	286	2.89
Total Interest Bearing Liabilities	1,541,025	2,244	0.58%	1,549,020	1,769	0.47%	1,615,820	7,739	0.64%	1,607,106	4,869	0.42%
Noninterest Bearing Deposits	1,023,472			921,817			996,290			895,042
Other Liabilities	74,540			58,330			62,823			65,270
TOTAL LIABILITIES	2,639,037			2,529,167			2,674,933			2,567,418

TOTAL SHAREOWNERS’ EQUITY	320,273			297,757			313,759			292,393

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,959,310			$2,826,924			$2,988,692			$2,859,811

Interest Rate Spread			3.67%			3.53%			3.58%			3.41%
Net Interest Income		$26,333			$23,785			$77,491			$68,645
Net Interest Margin(3)			3.92%			3.72%			3.84%			3.58%

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

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At September 30, 2019, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at September 30, 2019, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Date: November 4, 2019