Form 10-K
period 2019-12-31
CAPITAL CITY BANK GROUP INC
filed 2020-03-05
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

____________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $330,090,679 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2020
Common Stock, $0.01 par value per share	16,840,471

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 23, 2020, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.

ANNUAL REPORT FOR 2019 ON FORM 10-K

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

•          the potential of a pandemic resulting from the current COVID-19 virus outbreak;

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

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 57 banking offices in Florida, Georgia, and Alabama operated by CCB. The majority of our revenue, approximately 88%, is derived from our Florida market areas while approximately 11% and 1% of our revenue is derived from our Georgia and Alabama market areas, respectively.

Below is a summary of our financial condition and results of operations for the past three years.  Our financial condition and results of operations are more fully discussed in our Management’s Discussion and Analysis on page 35 and our consolidated financial statements on page 66.

Dollars in millions
Year Ended December 31,	Assets	Deposits	Shareowners’ Equity	Revenue(1)	Net Income
2019	$3,089.0	$2,645.5	$327.0	$165.9	$30.8
2018	$2,959.2	$2,531.9	$302.6	$151.0	$26.2
2017	$2,898.8	$2,469.9	$284.2	$138.7	$10.9
(1)Revenue represents interest income plus noninterest income

Dividends and management fees received from the Bank are CCBG’s primary source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions, including compliance with a minimum Common Equity Tier 1 Capital conservation buffer.  See the section entitled “Regulatory Matters” in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for a discussion of the restrictions.

We had a total of 815 associates at February 28, 2020.  Item 6 contains other financial and statistical information about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital stock of CCB, our wholly owned banking subsidiary, which accounted for nearly 100% of consolidated assets at December 31, 2019, and approximately 100% of consolidated net income for the year ended December 31, 2019.  In addition to our banking subsidiary, CCB has two primary subsidiaries, which are wholly owned, Capital City Trust Company and Capital City Investments, Inc. The nature of these subsidiaries is provided below.  On March 1, 2020, we acquired a 51% equity interest in Brand Mortgage, LLC, headquartered in Lawrenceville, Georgia.  The company is an innovative provider of mortgage banking services doing business in 10 states around the Southeast.

Operating Segment

We have one reportable segment with three principal services: Banking Services (CCB), Trust and Asset Management Services (Capital City Trust Company), and Brokerage Services (Capital City Investments, Inc.).  Revenues from each of these principal services for the year ended 2019 totaled approximately 95.3%, 3.6%, and 3.0% of our total revenue, respectively.  In 2018 and 2017, Banking Services (CCB) revenue was approximately 95.6% and 93.6% of our total revenue for each respective year.

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

  Retail Banking – We provide a full-range of consumer banking services, including checking accounts, savings programs, interactive/automated teller machines (ITMs/ATMs), debit/credit cards, night deposit services, safe deposit facilities, online banking, and mobile banking.

Capital City Trust Company

Capital City Trust Company , or the Trust Company, provides asset management for individuals through agency, personal trust, IRA, and personal investment management accounts. Associations, endowments, and other nonprofit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian.  The market value of trust assets under discretionary management exceeded $893.9 million at December 31, 2019, with total assets under administration exceeding $906.5 million.

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

Management has also implemented reporting systems designed to monitor loan originations, loan quality, concentrations of credit, loan delinquencies, nonperforming loans, and potential problem loans. Our management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans.  Specific segments of the portfolio are monitored and reported to our Board on a quarterly basis and we have strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards. We recognize that exceptions to the below-listed policy guidelines may occasionally occur and have established procedures for approving exceptions to these policy guidelines.

Residential Real Estate Loans

We originate 1-4 family, owner-occupied residential real estate loans in our Residential Real Estate line of business. Our policy is to underwrite these loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value, or LTV, and documentation requirements. We originate fixed-rate, adjustable-rate and variable- rate residential real estate loans. Over the past five years, the vast majority of residential loan originations have been fixed-rate loans which are sold in the secondary market on a non-recourse basis with related servicing rights (i.e., we generally do not service sold loans).  Adjustable rate mortgage, or ARM, loans with an initial fixed interest rate period greater than five years are also sold in the secondary market on a non-recourse basis.

We also originate certain residential real estate loans throughout our banking office network that are generally not eligible for sale into the secondary market due to not meeting a specific secondary market underwriting requirement. This includes our variable rate 3/1 and 5/1 ARM loans which typically have a maximum term of 30 years and maximum LTV of 80%.

Residential real estate loans also include home equity lines of credit, or HELOCs, and home equity loans. Our home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. Open-ended equity loans typically have an interest only 10-year draw period followed by a five-year repayment period of 0.75% of principal balance monthly and balloon payment at maturity.  As of December 31, 2019, approximately 68% of our residential home equity loan portfolio consisted of first mortgages.  Interest rates may be fixed or adjustable.  Adjustable-rate loans are tied to the Prime Rate with a typical margin of 1.0% or more.

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

We have sought to build our franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon County, Florida), Gainesville (Alachua County, Florida), and Macon (Bibb County, Georgia).  In 12 of 18 markets in Florida and two of four markets in Georgia, we frequently rank within the top four banks in terms of deposit market share.  Furthermore, in the counties in which we operate, we maintain an 8.26% deposit market share in the Florida counties and 5.09% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses.  While we realize that the markets in our footprint do not provide for potential growth that the larger metropolitan markets may offer, we believe our markets do provide good growth dynamics and have historically grown in excess of the national average.  The value of these markets stems from the fact they are generally stable and less competitive, secondary markets.  We strive to provide value added services to our clients by being not just their bank, but their banker.  We believe this element of our strategy distinguishes Capital City Bank from our competitors.

Our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions.  We have long understood that our core deposit funding base is a predominant driver of our profitability and overall franchise value, and have focused extensively on this component of our organic growth efforts in recent years.  As the community banking sector continues to transform, we are focused on retaining strategies that operate effectively and are profitable while evaluating and executing strategies necessary to adapt to a changing operating environment, technology, and client behavior.

Potential acquisition opportunities will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger metropolitan areas.  Five markets have been identified, four in Florida and one in Georgia, in which management intends to proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  Our focus on some of these markets may change as we continue to evaluate our strategy and the economic conditions and demographics of any individual market.  We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management, mortgage banking, and other financial businesses that are closely aligned with the business of banking. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management, and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services.  Generally, these potential target institutions will range in asset size from $100 million to $500 million.

On March 1, 2020, we acquired a 51% equity interest in Brand Mortgage, LLC, headquartered in Lawrenceville, Georgia.  The company is an innovative provider of mortgage banking services doing business in 10 states around the Southeast.  We expect that this strategic alliance will offer the advantage of expanded service areas, a wider array of products and options to meet the needs of homebuyers in all stages of life, and increased lending capacity through additional processing hubs and investors.

Competition

We operate in a highly competitive environment, especially with respect to services and pricing, that has undergone significant changes since the recent financial crisis. Since January 1, 2009, over 500 financial institutions have failed in the U.S., including 85 in Georgia and 70 in Florida. Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions. The banking industry has also experienced significant consolidation through mergers and acquisition, which we expect will continue during 2020. However, we believe that the larger financial institutions acquiring banks in our market areas are less familiar with the markets in which we operate and typically target a different client base. We also believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks.

As a result, we expect to be able to effectively compete in our markets with larger financial institutions through providing superior client service and leveraging our knowledge and experience in providing banking products and services in our market areas. Thus, a further reduction of the number of community banks could continue to enhance our competitive position and opportunities in many of our markets. However, larger financial institutions can benefit from economies of scale. Therefore, these larger institutions may be able to offer banking products and services at more competitive prices than us. Additionally, these larger financial institutions may offer financial products that we do not offer.

We may also begin to see competition from new banks that are being formed. In late 2016, the first de novo bank charter since the downturn was approved for a Florida-based bank and one new Florida charter was approved in 2019. While the number of new bank formations has not returned to pre-downturn levels, increased de novo bank applications could signal additional competition from new community banks.

Our primary market area consists of 18 counties in Florida, four counties in Georgia, and one county in Alabama. In these markets, we compete against a wide range of banking and nonbanking institutions including banks, savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions. Most of Florida’s major banking concerns have a presence in Leon County, where our main office is located.  Our Leon County deposits totaled $1.099 billion, or 40% of our consolidated deposits at December 31, 2019.

The table below depicts our market share percentage within each county, based on commercial bank deposits within the county.

	Market Share as of June 30,(1)
County	2019	2018	2017
Florida
Alachua	4.5%	4.7%	4.9%
Bradford	40.2%	41.9%	42.5%
Citrus	3.4%	3.4%	3.5%
Clay	2.1%	2.1%	2.2%
Dixie	19.4%	20.8%	22.1%
Gadsden	81.6%	79.6%	78.9%
Gilchrist	39.7%	46.3%	44.4%
Gulf	12.6%	14.8%	16.4%
Hernando	2.9%	2.5%	2.3%
Jefferson	21.9%	19.7%	21.9%
Leon	13.1%	12.8%	12.5%
Levy	25.0%	26.8%	28.3%
Madison	13.7%	13.6%	14.9%
Putnam	20.8%	22.0%	20.8%
St. Johns	0.6%	0.8%	0.7%
Suwannee	6.7%	7.4%	7.8%
Taylor	23.0%	23.5%	19.7%
Wakulla	9.3%	8.9%	14.2%
Washington	13.1%	12.0%	14.1%
Georgia
Bibb	2.7%	2.9%	3.2%
Grady	13.0%	14.2%	13.7%
Laurens	8.3%	8.6%	9.3%
Troup	6.3%	5.5%	5.9%
Alabama
Chambers	8.7%	9.2%	9.1%

(1) Obtained from the FDIC Summary of Deposits Report for the year indicated.

The following table sets forth the number of commercial banks and offices, including our offices and our competitor's offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	18	63
Bradford	3	3
Citrus	11	37
Clay	11	25
Dixie	3	4
Gadsden	2	3
Gilchrist	4	6
Gulf	3	4
Hernando	13	35
Jefferson	2	2
Leon	18	72
Levy	2	10
Madison	3	3
Putnam	6	10
St. Johns	19	64
Suwannee	5	8
Taylor	3	4
Wakulla	4	4
Washington	6	6
Georgia
Bibb	14	39
Grady	5	7
Laurens	10	19
Troup	10	19
Alabama
Chambers	6	8

Data obtained from the FDIC June 30, 2019 Summary of Deposits Report.

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

Capital City Bank Group, Inc.

We are registered with the Board of Governors of the Federal Reserve as a financial holding company under the Bank Holding Company Act of 1956. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, or BHC Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Changes in Control

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, or CBCA, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any acquisition of  “control” of a bank or bank holding company. Under the BHC Act, a company (a broadly defined term that includes partnerships among other things) that acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution is deemed to control the institution and to be a bank holding company. A company that acquires less than 5% of any class of voting security (and that does not exhibit the other control factors) is presumed not to have control. For ownership levels between the 5% and 25% thresholds, the Federal Reserve has developed an extensive body of law on the circumstances in which control may or may not exist. The current guidance includes a 2008 policy statement on minority equity investments in banks and bank holding companies that generally permits investors to (i) acquire up to 33% of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15% or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control. In April 2019, the Federal Reserve proposed several changes to its control rules under the BHC Act; when or if this proposal will be finalized is unknown.

Under the CBCA, if an individual or a company that acquires 10% or more of any class of voting securities of an insured depository institution or its holding company and either that institution or company has registered securities under Section 12 of the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition, then that investor is presumed to have control and may be required to file a change in bank control notice with the institution’s or the holding company’s primary federal regulator. Our common stock is registered under Section 12 of the Exchange Act.

As a financial holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) acquiring, merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the companies’ records of addressing the credit needs of the communities they serve, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must also obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (i) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (ii) controlling the election of a majority of directors of a bank; (iii) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (iv) as determined by the Florida Office of Financial Regulation. These requirements will affect us because the Bank is chartered under Florida law and changes in control of CCBG are indirect changes in control of CCB.

Tying

Financial holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

Capital; Dividends; Source of Strength

The Federal Reserve imposes certain capital requirements on financial holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are generally able to borrow money to make a capital contribution to CCB, and such loans may be repaid from dividends paid from CCB to us. We are also able to raise capital for contributions to CCB by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Bank holding companies are expected to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. In addition, a bank holding company may not repurchase shares equal to 10% or more of its net worth if it would not be well-capitalized (as defined by the Federal Reserve) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

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

Safe and Sound Banking Practices

Bank holding companies and their nonbanking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute a violation of law or regulations. Under certain conditions the Federal Reserve may conclude that some actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. The Federal Reserve may also require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Capital City Bank

Capital City Bank is a state-chartered commercial banking institution that is chartered by and headquartered in the State of Florida, and is subject to supervision and regulation by the Florida Office of Financial Regulation. The Florida Office of Financial Regulation supervises and regulates all areas of our operations including, without limitation, the making of loans, the issuance of securities, the conduct of our corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers. We are also a member bank of the Federal Reserve System, which makes our operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, our deposit accounts are insured by the FDIC up to the maximum extent permitted by law, and the FDIC has certain supervisory enforcement powers over us.

As a state-chartered bank in the State of Florida, we are empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of our clients. Various consumer laws and regulations also affect our operations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund.

Economic Growth Act

The Economic Growth Act, which was signed into law in May 2018, provides limited amendments to the Dodd-Frank Act, as well as targeted modifications to prior financial services reform regulatory requirements. As a result of the Economic Growth Act, we expect to experience the rollback of some of the more burdensome requirements resulting from the Dodd-Frank Act. Provisions in the Economic Growth Act generally address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; and protections for student borrowers. One of the Economic Growth Act’s highlights with potential implications for us is the requirement that the federal bank regulatory agencies adopt a threshold for a community bank leverage ratio, or CBLR, of not less than 8.0% and not more than 10.0% for banking organizations with $10.0 billion or less in total consolidated assets and that meet certain other conditions. A qualifying organization that satisfies the CBLR is deemed to satisfy the capital rules and to be well-capitalized for the purpose of the prompt corrective action regulations, subject to certain exceptions. The agencies have adopted a CBLR of 9.0%, which will be effective January 1, 2020. A number of the other specific provisions of this legislation are discussed in other parts of this “Supervision and Regulation” section.

At this time, it is difficult to anticipate the continued impact this expansive legislation will have on our business, our customers, and the financial industry generally. Changes resulting from further implementation of, changes to or repeal of the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.

Safety and Soundness Standards / Risk Management

The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud or unforeseen catastrophes will result in unexpected losses. New products and services, third party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

Dividends

CCB is subject to legal limitations on the frequency and amount of dividends that can be paid to CCBG. The Federal Reserve may restrict the ability of CCB to pay dividends if such payments would constitute an unsafe or unsound banking practice. Additionally, as of January 1, 2019, financial institutions are required to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets in order to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. See “Capital Regulations,” below for additional details on this new capital requirement.

In addition, Florida law and Federal regulation place restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of state-chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency. Under Federal Reserve regulations, a state member bank may, without the prior approval of the Federal Reserve, pay a dividend in an amount that, when taken together with all dividends declared during the calendar year, does not exceed the sum of the bank’s net income during the current calendar year and the retained net income of the prior two calendar years. The Federal Reserve may approve greater amounts.

Insurance of Accounts and Other Assessments

Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.  We pay deposit insurance assessments to the Deposit Insurance Fund, which are determined through a risk-based assessment system.  Under the current system, deposit insurance assessments are based on a bank’s assessment base, which is defined as average total assets minus average tangible equity. For established small institutions, such as the Bank, the FDIC sets deposit assessment rates based on the Financial Ratios Method, which takes into account several ratios that reflect leverage, asset quality, and earnings at each individual institution and then applies a pricing multiplier that is the same for all institutions.  An institution’s rate must be within a certain minimum and a certain maximum, and the range varies based on the institution’s composite CAMELS rating.  The deposit insurance assessment is calculated by multiplying the bank’s assessment base by the total base assessment rate.

All FDIC-insured institutions have been required to pay assessments to the FDIC at a current annual rate of approximately five tenths of a basis point of its assessment base to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The last of the FICO bonds matured in 2019. The FDIC made its final collection of the assessment for these bonds in March 2019. FDIC-insured institutions accordingly are no longer required to pay the FICO bond assessment.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions With Affiliates and Insiders

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

Loans to executive officers and directors of an insured depository institution or any of its affiliates or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as “10% Shareowners,” or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareowners or which is controlled by those executive officers, directors or 10% Shareowners, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and the corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed our unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which we are permitted to extend credit to executive officers.

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

Capital Regulations

The federal banking regulators have adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary banks based on the Basel III standards. Under these guidelines, assets and off-balance sheet items are assigned to specific risk categories each with designated risk weightings. The new risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Final rules implementing the capital adequacy guidelines became effective, with various phase-in periods, on January 1, 2015 for community banks. All of the rules were fully phased in as of January 1, 2019. These final rules represent a significant change to the prior general risk-based capital rules and are designed to substantially conform to the Basel III international standards.

In computing total risk-weighted assets, bank and bank holding company assets are given risk-weights of 0%, 20%, 50%, 100% and 150%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1-to-4 family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

Under the final rules, minimum requirements increased for both the quality and quantity of capital held by banking organizations.  In this respect, the final rules implement strict eligibility criteria for regulatory capital instruments and improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. Consistent with the international Basel III framework, the rules include a new minimum ratio of Common Equity Tier 1 Capital to Risk-Weighted Assets of 4.5%. The rules also create a Common Equity Tier 1 Capital conservation buffer of 2.5% of risk-weighted assets. This buffer is added to each of the three risk-based capital ratios to determine whether an institution has established the buffer. The rules raise the minimum ratio of Tier 1 Capital to Risk-Weighted Assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. If a financial institution’s capital conservation buffer falls below 2.5% - e.g., if the institution’s Common Equity Tier 1 Capital to Risk-Weighted Assets is less than 7.0% - then capital distributions and discretionary payments will be limited or prohibited based on the size of the institution’s buffer. The types of payments subject to this limitation include dividends, share buybacks, discretionary payments on Tier 1 instruments, and discretionary bonus payments.

The new capital regulations may also impact the treatment of accumulated other comprehensive income, or AOCI, for regulatory capital purposes. Under the new rules, AOCI generally flows through to regulatory capital, however, community banks and their holding companies may make a one-time irrevocable opt-out election to continue to treat AOCI the same as under the old regulations for regulatory capital purposes. This election was required to be made on the first call report or bank holding company annual report (on form FR Y-9C) filed after January 1, 2015. We made the opt-out election. Additionally, the new rules also permit community banks with less than $15 billion in total assets to continue to count certain non-qualifying capital instruments issued prior to May 19, 2010 as Tier 1 capital, including trust preferred securities and cumulative perpetual preferred stock (subject to a limit of 25% of Tier 1 capital). However, non-qualifying capital instruments issued on or after May 19, 2010 do not qualify for Tier 1 capital treatment.

On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel III capital rules. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election.

A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•          total consolidated assets of less than $10 billion;

•          total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets;

•          total trading assets and trading liabilities of 5% or less of total consolidated assets;

•          Mortgage servicing rights assets of 25% or less of CBLR tangible equity; and

•          temporary difference Deferred tax assets of 25% or less of CBLR tangible equity.

A QCBO may elect out of complying with the Basel III capital rules if, at the time of the election, the QCBO has a CBLR above 9%. The numerator of the CBLR is referred to as “CBLR tangible equity” and is calculated as the QCBO’s total capital as reported in compliance with Call Report and FR Y-9C instructions, which are referred to as Reporting Instructions, prior to including non-controlling interests in consolidated subsidiaries, less:

•          AOCI;

•          Intangible assets, calculated in accordance with Reporting Instructions, other than mortgage servicing assets; and

•          Deferred tax assets that arise from net operating loss and tax credit carry forwards net of any related valuations allowances.

The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with Reporting Instructions and less intangible assets and deferred tax assets deducted from CBLR tangible equity. We have not elected to comply with the community bank leverage ratio framework and will remain subject to the Basel III capital requirements.

Commercial Real Estate Concentration Guidelines

The federal banking regulators have implemented guidelines to address increased concentrations in commercial real estate loans. These guidelines describe the criteria regulatory agencies will use as indicators to identify institutions potentially exposed to commercial real estate concentration risk. An institution that has (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of  commercial real estate, (iii) total reported loans for construction, land development, and other land representing 100% or more of total risk-based capital, or (iv) total commercial real estate (including construction) loans representing 300% or more of total risk-based capital and the outstanding balance of the institutions commercial real estate portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of a potential concentration risk.

At December 31, 2019, CCB’s ratio of construction, land development and other land loans to total risk-based capital was 22%, its ratio of total commercial real estate loans to total risk-based capital was 169% and, therefore, CCB was under the 100% and 300% thresholds, respectively, set forth in clauses (iii) and (iv) above.  As a result, we are not deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines.

Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution under the rules in effect as of January 1, 2015, a bank must have a leverage ratio of not less than 5%, a Tier 1 Common Equity ratio of not less than 6.5%, a Tier 1 Capital ratio of not less than 8%, and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

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

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

At December 31, 2019, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary. Our capital ratios can be found in Note 15 to the Notes to our Consolidated Financial Statements.

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

Interstate Banking and Branching

The Dodd-Frank Act relaxed interstate branching restrictions by modifying the federal statute governing de novo interstate branching by state member banks. Consequently, a state member bank may open its initial branch in a state outside of the bank’s home state by way of an interstate bank branch, so long as a bank chartered under the laws of that state would be permitted to open a branch at that location.

Anti-money Laundering

The USA PATRIOT Act, provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or BSA, the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

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

Additionally, the USA PATRIOT Act requires each financial institution to develop a client identification program, or CIP as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each client. To make this determination, among other things, the financial institution must collect certain information from clients at the time they enter into the client relationship with the financial institution. This information must be verified within a reasonable time. Furthermore, all clients must be screened against any CIP-related government lists of known or suspected terrorists. On May 11, 2018, the U.S. Treasury’s Financial Crimes Enforcement Network issued a final rule under the BSA requiring banks to identify and verify the identity of the natural persons behind their clients that are legal entities – the beneficial owners. We and our affiliates have adopted policies, procedures and controls designed to comply with the BSA and the USA PATRIOT Act.

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

As a member of the FHLB of Atlanta, CCB is required to own capital stock in the FHLB in an amount at least equal to 0.09% (or 9 basis points), which is subject to annual adjustments, of CCB’s total assets at the end of each calendar year (up to a maximum of $15 million), plus 4.25% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. As of December 31, 2019, CCB was in compliance with this requirement.

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

Overdraft Fee Regulation

The Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines, or ATM, and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions.  If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied.  Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule.  Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

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

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe harbor. Also, in, 2015, the new TILA-RESPA Integrated Disclosure, or TRID, rules for mortgage closings took effect for new loan applications. The new TRID rules were further amended in 2017. These new rules, including the new required loan forms, generally increased the time it takes to approve mortgage loans.

Future Legislative Developments

Various bills are from time to time introduced in Congress and the Florida legislature. This legislation may change banking statutes and the environment in which our banking subsidiary and we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.

Current Expected Credit Loss Accounting Standard

In June 2016, the Financial Accounting Standards Board, or FASB, issued a new current expected credit loss rule, or CECL, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, compared to the current practice of recording losses when it is probable that a loss event has occurred. The update also amends the accounting for credit losses on available-for-sale debt securities and financial assets purchased with credit deterioration. The accounting standard change will be effective for us beginning on January 1, 2020.  We are taking the necessary steps to be in compliance with the CECL accounting standard.  This accounting standard will be a critical accounting policy in 2020 and is discussed further in the Management’s Discussion and Analysis section.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, changes in the Fed Funds target interest rate, changes in interest rates payable on reserve accounts, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, which may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The Federal Reserve’s policies are primarily influenced by its dual mandate of price stability and full employment, and to a lesser degree by short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future changes in monetary policy and the effect of such changes on our business and earnings in the future cannot be predicted.

London Inter-Bank Offered Rate (LIBOR)

We have contracts, including loan agreements, which are currently indexed to LIBOR. The use of LIBOR as a reference rate in the banking industry is beginning to decline. In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee, or ARRC, was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate, or SOFR, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis. The International Swaps and Derivatives Association, Inc. provided guidance on fallback contract language related to derivative transactions in late 2019. We are currently evaluating risks and potential process changes arising from these developments.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation based on the laws of each state in which we operate.  We file a consolidated federal tax return with a fiscal year ending on December 31. On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act,” resulting in significant modifications to existing law. We completed the accounting for the effects of the new law during 2017. Our financial statements for the year ended December 31, 2017, reflected certain effects of the new law, which included a reduction in the corporate tax rate from 35% to 21%, as well as other changes. As a result of the changes to tax laws and tax rates under the Act, we incurred an increase in income tax expense of $4.1 million during the year ended December 31, 2017, due to a write-down of our net deferred tax asset in the fourth quarter of 2017 as a result of the reduction to the federal corporate income tax rate. While the new tax law negatively impacted earnings in the fourth quarter of 2017, the lower corporate tax rate is expected to be a significant ongoing benefit to us in future periods. Absent future discrete events, we anticipate that our effective tax in future periods will be approximately 24% due to a lower federal corporate income tax rate.

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

  Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on the borrower’s ability to either refinance the loan or timely sell the underlying property. At December 31, 2019, commercial mortgage loans comprised approximately 33.9% of our total loan portfolio.

  Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. At December 31, 2019, commercial loans comprised approximately 13.9% of our total loan portfolio.

  Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.  At December 31, 2019, construction loans comprised approximately 6.2% of our total loan portfolio.

  Vacant Land Loans. Because vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. At December 31, 2019, vacant land loans comprised approximately 2.9% of our total loan portfolio.

  HELOCs. Our open-ended home equity loans have an interest-only draw period followed by a five-year repayment period of 0.75% of the principal balance monthly and a balloon payment at maturity. Upon the commencement of the repayment period, the monthly payment can increase significantly, thus, there is a heightened risk that the borrower will be unable to pay the increased payment. Further, these loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment may depend on the borrower’s ability to either refinance the loan or timely sell the underlying property.  At December 31, 2019, HELOCs comprised approximately 10.7% of our total loan portfolio.

  Consumer Loans. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. At December 31, 2019, consumer loans comprised approximately 15.2% of our total loan portfolio, with indirect auto loans making up a majority of this portfolio at approximately 89.2% of the total balance.

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

At December 31, 2019, our allowance for loan losses was $13.9 million, which represented approximately 0.75% of our total loans. We had $4.5 million in nonaccruing loans at December 31, 2019. The allowance is based on management’s reasonable estimate and may not prove sufficient to cover future incurred loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review our estimated losses on loans. Our regulators may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.  Accordingly, the allowance for loan losses may not be adequate to cover all future loan losses and significant increases to the allowance may be required in the future if, for example, economic conditions worsen. A material increase in our allowance for loan losses would adversely impact our net income and capital in future periods, while having the effect of overstating our current period earnings.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that will be effective for us beginning on January 1, 2020.  This standard, referred to as Current Expected Credit Loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses, which upon transition to the standard will likely require us to increase our allowance for loan losses with a corresponding decrease in our stockholders equity (net of deferred taxes).  The standard will also greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. The standard may also result in a higher loan loss provision in future periods reflective of the life of loan concept inherent in the standard which could reduce our net income, and, as a result, may have a material adverse effect on our financial condition and results of operations.  CECL also requires us to record credit losses expected throughout the life of other assets, including held-to-maturity securities, as opposed the current practice of recording losses when it is probable that a loss event has occurred. The update also amends the accounting for credit losses on available-for-sale debt securities and financial assets purchased with credit deterioration.

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

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. If we are unable to raise funds through deposits, borrowings, earnings and other sources, it could have a substantial negative effect on our liquidity.  In particular, a majority of our liabilities during 2019 were checking accounts and other liquid deposits, which are generally payable on demand or upon short notice. By comparison, a substantial majority of our assets were loans, which cannot generally be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts at the same time, regardless of the reason. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. If we are unable to maintain adequate liquidity, it could materially and adversely affect our business, results of operations or financial condition.

European Union's General Data Privacy Regulation

In May 2018, the European Union, or EU, adopted the General Data Protection Regulation, or the GDPR. The GDPR is focused on the protection of the data and the privacy of individuals within the EU and the European Economic Area. The GDPR extends the scope of EU privacy rules to include organizations outside the EU if they offer goods or services to or monitor behaviors of EU citizens. The penalties and sanctions for noncompliance with the GDPR are difficult to predict and potentially very high. We believe that the GDPR will have little to no impact on us as we do not offer goods or service to or monitor the behaviors of EU citizens. However, we may be impacted by similar privacy laws that may be adopted by other federal, state, or local governing bodies.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 may affect our business.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, or the EGRRCPA was enacted to modify or repeal certain provisions of the Dodd-Frank Act. The EGRRCPA, among other things: (i) allows smaller banks (with up to $10 billion in assets) to offer certain qualified residential mortgages that are not subject to the ability-to-repay requirements; (ii) exempts from appraisal requirements certain transactions involving real estate in rural areas that is valued at less than $400,000; (iii) amends the Home Mortgage Disclosure Act of 1975 to exempt from certain disclosure requirements banks that originate fewer than 500 closed-end mortgage loans and fewer than 500 open-end lines of credit in each of the last two calendar years; (iv) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations; (v) expands the examination cycle for certain banks with less than $3 billion in assets so that on-site examinations must occur not less than once during each 18-month period; (vi) directs federal banking agencies to develop a community bank leverage ratio of not less than 8% and not more than 10% for qualifying community banks, which has been initially established at 9%; (vii) exempts banks with less than $10 billion in total consolidated assets and with trading assets and liabilities less than or equal to 5% of total consolidated assets from the requirements of the Volcker Rule; and (viii) directs the Federal Reserve Board to expand the definition of a small bank holding company under the Small Bank Holding Company Policy Statement to include banks that, among other conditions, have less than $3 billion in assets. While many of these changes could result in regulatory relief for CCBG, it is difficult to predict how any new standards under EGRRCPA will be applied to us or its ultimate impact on us.

Changes in U.S. trade policies and other factors beyond our control may have an adverse impact on our results of operations and financial condition.

There has been recent discussion, imposition, and proposition of revisions to U.S. trade policies and legislation, especially the imposition of tariffs. Such tariffs may cause affected foreign governments to impose their own tariffs in retaliation. It is difficult to predict what the U.S. government or foreign governments will actually do or not do in the future or the impacts such actions will have on CCBG or its clients. Such tariffs, along with other trade restrictions, affecting those items and products used by our clients in their respective businesses could have an adverse impact on our clients' respective financial conditions and their ability to make payments on their loans. This could result in an adverse impact on our business, financial condition, and results of operation.

On October 1, 2018, the United States, Canada and Mexico agreed on a new trade agreement, the United States-Mexico-Canada Agreement, or the USMCA, to replace the North American Free Trade Agreement. The United States Congress has approved, and the President signed, the USMCA, but it will not be effective until 90 days after it is ratified by Canada.  It remains to be seen what impact the adoption of the USMCA or any subsequent trade agreements made as a response to the USMCA will have on CCBG or its clients. Any such shift in trade policies or agreements could potentially negatively impact the business, financial condition, and results of operations of our clients, and, in turn, that of CCBG.

Increased capital requirements may have an adverse effect on us.

In 2013, the Federal Reserve Board released its final rules which implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of Common Equity Tier 1 Capital, or CET1, to Risk-Weighted Assets, or RWA, of 4.5% and a CET1 conservation buffer of 2.5% of RWA (which was fully phased-in in 2019) that apply to all supervised financial institutions. As of January 1, 2019, the CET1conservation buffer requirement was 2.5%, which requires us to hold additional CET1 capital in excess of the minimum required to meet the CET1 to RWA ratio requirement. The rule also, among other things, raised the minimum ratio of Tier 1 Capital to RWA from 4% to 6% and included a minimum leverage ratio of 4% for all banking organizations. The impact of the new capital rules requires us to maintain higher levels of capital, which we expect will lower our return on equity. Additionally, if our CET1 to RWA ratio does not exceed the minimum required plus the additional CET1 conservation buffer, we may be restricted in our ability to pay dividends or make other distributions of capital to our shareowners.

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

Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control, or OFAC. Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to the institution’s Bank Secrecy Act/anti-money laundering compliance. Consequently, numerous formal enforcement actions have been instituted against financial institutions.

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia.  At December 31, 2019, approximately 71% of our loans included real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, at December 31, 2019, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by CCB and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. At December 31, 2019, approximately 34% and 20% of our $1.836 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 6% was secured by property under construction.

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

A large portion of our investment securities portfolio at December 31, 2019 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/losses. Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity.

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

Risk of Pandemic.

In recent years the outbreak of a number of diseases including COVID-19, Avian Bird Flu, H1N1, and various other "super bugs" have increased the risk of a pandemic.  Global events such as a pandemic could impact interest rates, energy prices, the value of financial assets and ultimately economic activity in our markets.  The adverse effect of these events may include narrowing of the spread between interest income and expense, a reduction in fee income, an increase in credit losses, and a decrease in demand for loans and other products and services.

Risks Related to an Investment in Our Common Stock

We may be unable to pay dividends in the future.

In 2019, our Board of Directors declared four quarterly cash dividends. Declarations of any future dividends will be contingent on our ability to earn sufficient profits and to remain well capitalized, including our ability to hold and generate sufficient capital to comply with the new CET1 conservation buffer requirement. In addition, due to our contractual obligations with the holders of our trust preferred securities, if we defer the payment of accrued interest owed to the holders of our trust preferred securities, we may not make dividend payments to our shareowners.

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

While our common stock is listed and traded on the Nasdaq Global Select Market, there has historically been limited trading activity in our common stock.  The average daily trading volume of our common stock over the 12-month period ending December 31, 2019 was approximately 27,496 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

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

Our directors, executive officers, and principal shareowners beneficially owned approximately 20.7% of the outstanding shares of our common stock at December 31, 2019.  William G. Smith, Jr., our Chairman, President and Chief Executive Officer beneficially owned 17.6% of our shares as of that date.  Accordingly, these directors, executive officers, and principal shareowners, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Moreover, because William G. Smith, Jr. is the Chairman, President, and Chief Executive Officer of CCBG and Chairman of CCB, he has substantial control over all matters on a day-to-day basis, including the nomination and election of directors.

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

CCBG is registered with the Federal Reserve as a financial holding company under the Bank Holding Company Act, or BHC Act. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHC Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

At December 31, 2019, we had 57  banking offices.  Of the 57 locations, we lease the land, buildings, or both at four locations and own the land and buildings at the remaining 53.

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

PART II

Item 5.        Market for the Registrant's Common Equity, Related Shareowner Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the Nasdaq Global Select Market under the symbol “CCBG.”  We had a total of 1,243 shareowners of record at February 29, 2020.

The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash dividends declared for each quarter during the past two years.

	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$30.95	$28.00	$25.00	$25.87	$26.95	$25.91	$25.99	$26.50
Low	25.75	23.70	21.57	21.04	19.92	23.19	22.28	22.80
Close	30.50	27.45	24.85	21.78	23.21	23.34	23.63	24.75
Cash dividends per share	0.13	0.13	0.11	0.11	0.09	0.09	0.07	0.07

Florida law and Federal regulations impose restrictions on our ability to pay dividends and limitations on the amount of dividends that the Bank can pay annually to us.  See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business section on page 12 and 13, Item 1A. “Risks Related to an Investment in Our Common Stock” in the Risk Factors section on page 29, Item 7. “Liquidity and Capital Resources – Dividends” – in Management's Discussion and Analysis of Financial Condition and Operating Results on page 57 and Note 15 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the Nasdaq Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2014 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Capital City Bank Group, Inc.	$100.00	$99.63	$136.36	$152.19	$155.96	$208.90
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL $1B-$5B Bank Index	100.00	111.94	161.04	171.69	150.42	182.85

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2019	2018	2017	2016	2015
Interest Income	$112,836	$99,395	$86,930	$81,154	$79,658
Net Interest Income	103,343	92,504	82,982	77,965	76,351
Provision for Loan Losses	2,027	2,921	2,215	819	1,594
Noninterest Income(2)	53,053	51,565	51,746	53,681	54,091
Noninterest Expense	113,609	111,503	109,447	113,214	115,273
Net Income(4)	30,807	26,224	10,863	11,746	9,116

Per Common Share:
Basic Net Income	$1.84	$1.54	$0.64	$0.69	$0.53
Diluted Net Income	1.83	1.54	0.64	0.69	0.53
Cash Dividends Declared	0.48	0.32	0.24	0.17	0.13
Diluted Book Value	19.40	18.00	16.65	16.23	15.93
Diluted Tangible Book Value(1)	14.37	12.96	11.68	11.23	11.00

Performance Ratios:
Return on Average Assets	1.03%	0.92%	0.39%	0.43%	0.34%
Return on Average Equity	9.72	8.89	3.83	4.22	3.31
Net Interest Margin (FTE)	3.85	3.64	3.37	3.25	3.31
Noninterest Income as % of Operating Revenues	33.92	35.79	38.41	40.78	41.47
Efficiency Ratio	72.40	77.05	80.50	85.34	87.94

Asset Quality:
Allowance for Loan Losses	$13,905	$14,210	$13,307	$13,431	$13,953
Allowance for Loan Losses to Loans	0.75%	0.80%	0.80%	0.86%	0.93%
Nonperforming Assets	5,425	9,101	11,100	19,171	29,595
Nonperforming Assets to Assets	0.18	0.31	0.38	0.67	1.06
Nonperforming Assets to Loans plus OREO	0.29	0.51	0.67	1.21	1.94
Allowance to Nonperforming Loans	310.99	206.79	185.87	157.40	135.40
Net Charge-Offs to Average Loans	0.13	0.12	0.14	0.09	0.35

Capital Ratios:
Tier 1 Capital	17.16%	16.36%	16.33%	15.51%	16.42%
Total Capital	17.90	17.13	17.10	16.28	17.25
Common Equity Tier 1 Capital	14.47	13.58	13.42	12.61	12.84
Leverage	11.25	10.89	10.47	10.23	10.65
Tangible Common Equity(1)	8.06	7.58	7.09	6.90	6.99
Equity to Assets	10.59	10.23	9.80	9.67	9.81
Dividend Pay-Out	26.23	20.78	37.50	24.64	24.53

Averages for the Year:
Loans, Net of Unearned Income	$1,822,087	$1,718,348	$1,618,583	$1,542,232	$1,474,833
Earning Assets	2,697,098	2,561,884	2,502,231	2,432,392	2,324,854
Total Assets	2,987,056	2,857,148	2,816,096	2,752,309	2,659,317
Deposits	2,537,489	2,422,973	2,371,871	2,282,785	2,163,441
Shareowners’ Equity	317,072	294,864	283,404	278,335	275,144

Year-End Balances:
Loans, Net of Unearned Income	$1,845,438	$1,781,094	$1,658,309	$1,572,175	$1,503,907
Earning Assets	2,806,913	2,658,539	2,582,922	2,520,053	2,470,444
Total Assets	3,088,953	2,959,183	2,898,794	2,845,197	2,797,860
Deposits	2,645,454	2,531,856	2,469,877	2,412,286	2,302,849
Shareowners’ Equity	327,016	302,587	284,210	275,168	274,352

Other Data:
Basic Average Shares Outstanding	16,769,507	17,029,420	16,951,663	16,988,747	17,273,406
Diluted Average Shares Outstanding	16,827,413	17,072,329	17,012,637	17,061,186	17,318,184
Shareowners of Record(3)	1,243	1,312	1,389	1,489	1,559
Banking Locations(3)	57	59	59	60	61
Full-Time Equivalent Associates(3)	796	801	789	820	858

(1) Diluted tangible book value and tangible common equity ratio are non-GAAP financial measures. For additional information, including a reconciliation to GAAP, refer to page 34
(2) Includes $2.5 million gain from sale of trust preferred securities in 2016.
(3) As of February 28th of the following year.
(4) For 2017, includes $4.1 million, or $0.24 per diluted share, income tax expense adjustment related to the Tax Cuts and Jobs Act of 2017.
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

Non-GAAP Reconciliation - Selected Financial Data

(Dollars in Thousands, except per share data)		2019	2018	2017	2016	2015
Shareowners' Equity (GAAP)		$327,016	$302,587	$284,210	$275,168	$274,352
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	242,205	217,776	199,399	190,357	189,541
Total Assets (GAAP)		3,088,953	2,959,183	2,898,794	2,845,197	2,797,860
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$3,004,142	$2,874,372	$2,813,983	$2,760,386	$2,713,049
Tangible Common Equity Ratio (non-GAAP)	A/B	8.06%	7.58%	7.09%	6.90%	6.99%
Actual Diluted Shares Outstanding (GAAP)	C	16,855,161	16,808,542	17,071,107	16,949,359	17,226,178
Tangible Book Value per Diluted Share (non-GAAP)	A/C	14.37	12.96	11.68	11.23	11.00

Non-GAAP Reconciliation - Quarterly Financial Data

(Dollars in Thousands, except per share data)		2019				2018
		Fourth	Third	Second	First	Fourth	Third	Second	First
Shareowners' Equity (GAAP)		$327,016	$321,562	$314,595	$308,986	$302,587	$298,016	$293,571	$288,360
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	242,205	236,751	229,784	224,175	217,776	213,205	208,760	203,549
Total Assets (GAAP)		3,088,953	2,934,513	3,017,654	3,052,051	2,959,183	2,819,190	2,880,278	2,924,832
Less: Goodwill (GAAP)		84,811	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$3,004,142	$2,849,702	$2,932,843	$2,967,240	$2,874,372	$2,734,379	$2,795,467	$2,840,021
Tangible Common Equity Ratio (non-GAAP)	A/B	8.06%	8.31%	7.83%	7.56%	7.58%	7.80%	7.47%	7.17%
Actual Diluted Shares Outstanding (GAAP)	C	16,855,161	16,797,241	16,773,449	16,840,496	16,808,542	17,127,846	17,114,380	17,088,419
Tangible Book Value per Diluted Share (non-GAAP)	A/C	14.37	14.09	13.70	13.31	12.96	12.45	12.20	11.91

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled “Business Overview,” “Executive Overview,” “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Fourth Quarter, 2019 Financial Results,” and “Accounting Policies.”  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2019 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

BUSINESS OVERVIEW

Our Business

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the “Bank”  or “CCB”).  We offer a broad array of products and services, including commercial and retail banking services, trust and asset management, and retail securities brokerage through a total of 57 banking offices located in Florida, Georgia, and Alabama.    Please see the section captioned “About Us” beginning on page 4 for more detailed information about our business.

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

We have sought to build our franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon County, Florida), Gainesville (Alachua County, Florida), and Macon (Bibb County, Georgia).  In 12 of 18 markets in Florida and two of four markets in Georgia, we frequently rank within the top four banks in terms of deposit market share.  Furthermore, in the counties in which we operate, we maintain an 8.26% deposit market share in the Florida counties and 5.09% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses.  While we realize that the markets in our footprint do not provide for potential growth that the larger metropolitan markets may offer, we believe our markets do provide good growth dynamics and have historically grown in excess of the national average.  The value of these markets stems from the fact they are generally stable and less competitive, secondary markets.  We strive to provide value added services to our clients by being not just their bank, but their banker.  We believe this element of our strategy distinguishes Capital City Bank from our competitors.

Our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions.  We have long understood that our core deposit funding base is a predominant driver of our profitability and overall franchise value, and have focused extensively on this component of our organic growth efforts in recent years.  As the community banking sector continues to transform, we are focused on retaining strategies that operate effectively and are profitable while evaluating and executing strategies necessary to adapt to a changing operating environment, technology, and client behavior.

While we have not been an active acquirer of banks since 2005, this component of our strategy is still in place.  When evaluating potential acquisition opportunities, we will continue to weigh the value of organic growth initiatives versus potential acquisition returns and pursue the strategies that we believe provide the best overall return to our shareowners.  The focus of potential acquisition opportunities will be in Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas, including Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  Our focus on some of these markets may change as we continue to evaluate our strategy and the economic conditions and demographics of any individual market.  We will also continue to evaluate de novo expansion opportunities in attractive new markets where acquisition opportunities are not feasible.  We may also evaluate expansion opportunities including asset management, mortgage banking, and other financial businesses that are closely aligned with the business of banking.  Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services.  Generally, these potential target institutions will range in asset size from $100 million to $500 million.

On March 1, 2020, we acquired a 51% equity interest in Brand Mortgage, LLC, headquartered in Lawrenceville, Georgia.  The company is an innovative provider of mortgage banking services doing business in 10 states around the Southeast.  We expect that this strategic alliance will offer the advantage of expanded service areas, a wider array of products and options to meet the needs of homebuyers in all stages of life, and increased lending capacity through additional processing hubs and investors.

EXECUTIVE OVERVIEW

For 2019, net income totaled $30.8 million, or $1.83 per diluted share, compared to net income of $26.2 million, or $1.54 per diluted share for 2018.  Net income for 2018 included tax benefits totaling $3.3 million, or $0.19 per diluted share related to 2017 plan year pension contributions made in 2018.

The increase in net income of $4.6 million for 2019 versus 2018 was attributable to higher net interest income of $10.8 million, higher noninterest income of $1.5 million, and a $0.9 million decrease in the loan loss provision, partially offset by higher income taxes of $6.5 million and noninterest expense of $2.1 million.

Below are summary highlights that impacted our performance for the year:

•       Strong revenue growth

-        Net interest income increased 12%

-        Noninterest income increased 3%

•       Net interest margin of 3.85%, increased 21 basis points

•       Average loans increased $104 million, or 6%

•       Average deposit balances increased $115 million, or 5%

•       Continued strong credit quality

-        Loan loss provision decreased $0.9 million, or 31%

-        Nonperforming assets decreased $3.7 million, or 40%

•       Tangible common equity ratio, a non-GAAP financial measure, increased 48 basis points to 8.06%

•       Tangible book value per share, a non-GAAP financial measure, increased 10.9% to $14.37

In 2019, despite pressure from the three Federal Open Market Committee rate reductions in the second half of the year, our net interest income and net interest margin grew $10.8 million and 21 basis points, respectively, as the impact of higher rates prior to 2019 continued to migrate through the earning asset portfolios.  Further, loan growth and higher overnight funds income driven by strong deposit growth contributed to the improvement.

Average loans grew 6% and we realized growth in all categories except home equity and consumer loans.  Economic and business conditions in our markets remained stable and drove loan demand in 2019 despite some slowing in the second half of the year.

2019 continued our sixth consecutive year of deposit growth which has averaged 3.5% per year.

Noninterest income had a break-out year driven by wealth management and mortgage banking.  Additionally, initiatives aimed at growing our deposit and bank card fees contributed in 2019.  These improvements reflected the ongoing commitment we have made to growing and diversifying our fee based revenues.

While our noninterest expenses grew in 2019, a majority of the increase was related to revenue generating activities (commissions for mortgage originations and retail brokerage fees) and annual merit raises.  Other operating expenses were well controlled in 2019 and reflected our ongoing commitment to expense management as a component of improving our efficiency ratio.

Asset quality continued to improve and our loan losses remained low in 2019 allowing for a lower loan loss provision.  We continue to operate within our historical risk profile and will not unnecessarily compromise on rate, structure, or quality.

Key components of our 2019 financial performance are summarized below:

Results of Operations

•       For 2019, tax-equivalent net interest income totaled $103.9 million, a $10.7 million, or 11.5%, increase over 2018 driven by deposit growth (predominately noninterest bearing), which funded growth in overnight funds and loans.  Average yields/rates were generally favorable as higher rates prior to 2019 continued to migrate through the earning asset portfolios.

•       For 2019, our loan loss provision was $2.0 million for 2019 compared to $2.9 million for 2018 with the decrease attributable to further improvement in overall credit quality.

•       For 2019, noninterest income totaled $53.1 million, a $1.5 million, or 2.9%, increase over 2018, which reflected higher wealth management fees of $1.8 million, mortgage banking fees of $0.6 million, and bank card fees of $0.6 million, partially offset by lower deposit fees of $0.6 million and other income of $0.9 million.

•       For 2019, noninterest expense totaled $113.6 million, an increase of $2.1 million, or 1.9%, over 2018 attributable to higher compensation expense of $2.4 million that was partially offset by a $0.3 million decrease in other expense.

Financial Condition

•       Average assets totaled approximately $2.987 billion for 2019, an increase of $129.9 million, or 4.6%, over 2018.  Average earning assets were approximately $2.697 billion for 2019, an increase of $135.2 million, or 5.3% over 2018.  Year-over-year, average overnight funds increased $102.6 million, while investment securities decreased $71.1 million and average loans were higher by $103.7 million.

•       Average loans totaled $1.822 billion in 2019, an increase of $103.7 million, or 6.0%, over 2018.  Loans as a percentage of average earning assets increased to 67.6% in 2019 compared to 67.1% in 2018.  We realized growth in all loan categories except home equity loans and consumer loans.  A portion of the increase in 2019 was due to the purchase of adjustable rate residential loans ($14.9 million at time of purchase) and fixed rate commercial loans ($10.3 million at time of purchase).

•       Average total deposits for 2019 were $2.537 billion, an increase of $114.5 million, or 4.7%, over 2018.  Most of the increase occurred in noninterest bearing deposit balances which increased $105 million, or 11.6%.

•       At December 31, 2019, nonperforming assets (nonaccrual loans and OREO) totaled $5.4 million. a $3.7 million, or 40.4%, decrease from December 31, 2018.  Nonaccrual loans totaled $4.5 million at December 31, 2019, a $2.4 million decrease from December 31, 2018.  The balance of OREO totaled $1.0 million at December 31, 2019, a $1.3 million decrease from December 31, 2018.  Nonperforming assets represented 0.18% of total assets at December 31, 2019 compared to 0.31% at December 31, 2018.

•       At December 31, 2019, our allowance for loan losses of $13.9 million represented 0.75% of outstanding loans (net of overdrafts) and provided coverage of 311% of nonperforming loans compared to 0.80% and 207%, respectively, at December 31, 2018.  For 2019, our net loan charge-offs totaled $2.3 million, or 0.13%, of average loans, compared to $2.0 million, or 0.12%, for 2018.

•       Shareowners’ equity increased by $24.1 million to $327.0 million at December 31, 2019.  We continue to maintain a strong capital base as evidenced by a risk-based capital ratio of 17.90% and tangible common equity ratio of 8.06% at December 31, 2019 compared to 17.13% and 7.58%, respectively, at December 31, 2018.  At December 31, 2019, all of our regulatory capital ratios significantly exceeded the threshold to be well-capitalized.

RESULTS OF OPERATIONS

For 2019, we realized net income of $30.8 million, or $1.83 per diluted share, compared to $26.2 million, or $1.54 per diluted share for 2018 and $10.9 million, or $0.64 per diluted share for 2017.

The increase in net income for 2019 was attributable to higher net interest income of $10.8 million, higher noninterest income of $1.5 million, and a $0.9 million decrease in the loan loss provision, partially offset by higher income taxes of $6.5 million and noninterest expense of $2.1 million.

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

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands, Except Per Share Data)	2019	2018	2017
Interest Income	$112,836	$99,395	$86,930
Taxable Equivalent Adjustments	526	654	1,226
Total Interest Income (FTE)	113,362	100,049	88,156
Interest Expense	9,493	6,891	3,948
Net Interest Income (FTE)	103,869	93,158	84,208
Provision for Loan Losses	2,027	2,921	2,215
Taxable Equivalent Adjustments	526	654	1,226
Net Interest Income After Provision for Loan Losses	101,316	89,583	80,767
Noninterest Income	53,053	51,565	51,746
Noninterest Expense	113,609	111,503	109,447
Income Before Income Taxes	40,760	29,645	23,066
Income Tax Expense	9,953	3,421	12,203
Net Income	$30,807	$26,224	$10,863

Basic Net Income Per Share	$1.84	$1.54	$0.64
Diluted Net Income Per Share	$1.83	$1.54	$0.64

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

In 2019, our taxable equivalent net interest income increased $10.7 million, or 11.5%. This follows increases of $9.0 million, or 10.6%, and $5.2 million, or 6.6%, in 2018 and 2017, respectively.  The increase in 2019 was driven by deposit growth (predominately noninterest bearing), which funded growth in overnight funds and loans.  Additionally, average yields/rates were generally favorable as higher rates prior to 2019 continued to migrate through the earning asset portfolios.  The increase in 2018 was attributable to growth in our loan and investment portfolios, and favorable repricing of our adjustable and variable rate earning assets, partially offset by an increase in our negotiated rate products.

For 2019, taxable equivalent interest income increased $13.3 million, or 13.3%, over 2018.  For 2018, taxable equivalent interest income increased $11.9 million, or 13.5%, over 2017.  The increase for both years was primarily due to higher loan balances coupled with higher interest rates.

For 2019, interest expense increased $2.6 million, or 37.8%, over 2018.  For 2018, interest expense increased $2.9 million, or 74.5%, over 2017.  The increase for both years primarily reflected increases to our negotiated rate deposits which are tied to an adjustable rate index.  Our cost of funds increased eight basis points to 35 basis points in 2019 and increased 11 basis points to 27 basis points in 2018.  The increase for both years was primarily due to higher interest rates paid on our negotiated rate products due to the average increase in interest rates over the three year period.

Our interest rate spread (defined as the taxable-equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 15 basis points in 2019 and increased 19 basis points in 2018.  Our net interest margin (defined as taxable-equivalent interest income less interest expense divided by average earning assets) of 3.85% in 2019 was a 21 basis point increase over 2018.  The net interest margin of 3.64% in 2018 was a 27 basis point increase over 2017.  The increase in the interest rate spread and net interest margin for both years was attributable to rising rates and an improving mix of earning assets driven by loan growth.

The Federal Open Market Committee (FOMC) decreased the federal funds target rate three times in 2019 to end the year with a target rate in the range of 1.50%-1.75%, which followed four rate increases in 2018. These rate increases positively affected our net interest income in 2018 and the first half of 2019 due to favorable repricing of our variable and adjustable rate earning assets. As the overnight funds rate fell in the second half of 2019, these variable and adjustable rate earning assets have begun to price lower. As we continue to closely monitor and manage our overall cost of funds, we review and implement various loan strategies that align with our overall risk appetite to enhance our performance on an ongoing basis.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.

Table 2
AVERAGE BALANCES AND INTEREST RATES

	2019			2018			2017
(Taxable Equivalent Basis - Dollars in Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,822,087	$94,662	5.20%	$1,718,348	$84,550	4.92%	$1,618,583	$76,385	4.72%
Taxable Investment Securities	612,541	13,123	2.14	641,120	12,083	1.88	595,790	8,095	1.36
Tax-Exempt Investment Securities(2)	24,471	390	1.60	67,037	1,006	1.50	97,867	1,610	1.65
Funds Sold	237,999	5,187	2.18	135,379	2,410	1.78	189,991	2,066	1.09
Total Earning Assets	2,697,098	113,362	4.20%	2,561,884	100,049	3.91%	2,502,231	88,156	3.52%
Cash & Due From Banks	52,453			51,222			51,091
Allowance for Loan Losses	(14,622)			(13,993)			(13,541)
Other Assets	252,127			258,035			276,315
TOTAL ASSETS	$2,987,056			$2,857,148			$2,816,096

LIABILITIES
NOW Accounts	$805,134	$5,502	0.68%	$781,026	$3,152	0.40%	$805,861	$1,094	0.14%
Money Market Accounts	235,845	946	0.40	251,175	675	0.27	258,304	252	0.10
Savings Accounts	370,430	182	0.05	351,341	172	0.05	323,928	159	0.05
Time Deposits	113,499	210	0.19	131,860	244	0.18	151,301	284	0.19
Total Interest Bearing Deposits	1,524,908	6,840	0.45%	1,515,402	4,243	0.29%	1,539,394	1,789	0.12%
Short-Term Borrowings	9,275	109	1.19	10,992	110	0.99	9,927	82	0.82
Subordinated Notes Payable	52,887	2,287	4.26	52,887	2,167	4.04	52,887	1,634	3.05
Other Long-Term Borrowings	7,393	257	3.48	12,387	371	3.00	15,174	443	2.92
Total Interest Bearing Liabilities	1,594,463	9,493	0.60%	1,591,668	6,891	0.45%	1,617,382	3,948	0.25%
Noninterest Bearing Deposits	1,012,581			907,571			832,477
Other Liabilities	62,940			63,045			82,833
TOTAL LIABILITIES	2,669,984			2,562,284			2,532,692

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	317,072			294,864			283,404

TOTAL LIABILITIES & EQUITY	$2,987,056			$2,857,148			$2,816,096

Interest Rate Spread			3.61%			3.46%			3.27%
Net Interest Income		$103,869			$93,158			$84,208
Net Interest Margin(3)			3.85%			3.64%			3.37%

(1) Average balances include nonaccrual loans. Interest income includes loan fees of $0.9 million for 2019, $1.0 million for 2018, and $0.7 million for 2017.
(2) Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate for 2019 and 2018 and a 35% tax rate for 2017.
(3) Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)

	2019 vs. 2018			2018 vs. 2017
(Taxable Equivalent Basis - Dollars in Thousands)	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
	Total	Volume	Rate	Total	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$10,112	$5,104	$5,008	$8,165	$4,708	$3,457
Investment Securities:
Taxable	1,040	(539)	1,579	3,988	616	3,372
Tax-Exempt(2)	(616)	(641)	25	(604)	(507)	(97)
Funds Sold	2,777	1,827	950	344	(594)	938
Total	13,313	5,751	7,562	11,893	4,223	7,670

Interest Bearing Liabilities:
NOW Accounts	2,350	97	2,253	2,058	(34)	2,092
Money Market Accounts	271	(41)	312	423	(7)	430
Savings Accounts	10	10	-	13	13	-
Time Deposits	(34)	(40)	6	(40)	(36)	(4)
Short-Term Borrowings	(1)	(19)	18	28	9	19
Subordinated Notes Payable	120	-	120	533	-	533
Other Long-Term Borrowings	(114)	(150)	36	(72)	(81)	9
Total	2,602	(143)	2,745	2,943	(136)	3,079

Changes in Net Interest Income	$10,711	$5,894	$4,817	$8,950	$4,359	$4,591

(1)	This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for interest earning assets and interest-bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate to adjust interest for 2019 and
2018 and a 35% tax rate for 2017 to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

Provision for Loan Losses

Our provision for loan loss was $2.0 million for 2019 compared to $2.9 million for 2018 and $2.2 million in 2017.  The decrease in 2019 was primarily due to improvement in overall credit quality.  The increase in 2018 was driven by growth of our loan portfolio.  We discuss these trends in further detail below under Risk Element Assets and Allowance for Loan Losses.

Noninterest Income

For 2019, noninterest income totaled $53.1 million, a $1.5 million, or 2.9%, increase over 2018, which reflected higher wealth management fees of $1.8 million, mortgage banking fees of $0.6 million, and bank card fees of $0.6 million, partially offset by lower deposit fees of $0.6 million and other income of $0.9 million.  The improvement in wealth management fees was driven by higher trading activity by our retail brokerage clients and to a lesser extent growth in assets under management.  A lower rate environment drove higher residential loan production and the increase in mortgage banking fees.  Higher debit card utilization by our clients and credit card promotions throughout the year drove the improvement in bank card fees.  The decline in deposit fees reflected lower overdraft fees and the reduction in other income was primarily attributable to a miscellaneous recovery in 2018 and lower miscellaneous loan fees.

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

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 33.92% in 2019, 35.79% in 2018, and 38.41% in 2017.  The decline in this metric over the last three years was attributable to growth in net interest income as a component of operating revenues.

The table below reflects the major components of noninterest income.

(Dollars in Thousands)	2019	2018	2017
Deposit Fees	$19,472	$20,093	$20,335
Bank Card Fees	11,994	11,378	11,191
Wealth Management Fees	10,480	8,711	8,284
Mortgage Banking Fees	5,321	4,735	5,754
Other	5,786	6,648	6,182
Total Noninterest Income	$53,053	$51,565	$51,746

Various significant components of noninterest income are discussed in more detail below.

Deposit Fees.  For 2019, deposit fees (service charge fees, insufficient fund/overdraft fees (“NSF/OD”), and business account analysis fees) totaled $19.5 million compared to $20.1 million in 2018 and $20.3 million in 2017.  The $0.6 million, or 3.1%, decrease in 2019 reflected lower NSF/OD fees and higher overdraft losses that were partially offset by higher service charge fees.  The $0.2 million, or 1.2%, decrease in 2018 reflected lower NSF/OD fees that were significantly offset by higher service charge fees.  In mid-2018, we introduced a new fee-based checking account line-up which has enhanced our service charge fees and helped to buffer the overall decline in our total deposit fee revenues.

Bank Card Fees.  Bank card fees totaled $12.0 million in 2019 compared to $11.4 million in 2018 and $11.2 million in 2017.  We continue to focus on initiatives aimed at growing our bank card fee revenues, including the aforementioned new checking account line-up, an account acquisition initiative that began in early 2019, and periodic debit and credit card promotions.

Wealth Management Fees.  Wealth management fees including both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $10.5 million in 2019 compared to $8.7 million in 2018 and $8.3 million in 2017.  The growth in fees for 2019 reflected a $1.3 million increase in retail brokerage fees and $0.5 million increase in trust fees.  Higher transactions volumes and new investment advisors hired in late 2018 and in 2019 drove the increase in retail brokerage fees in 2019.  Growth in assets under management contributed to the growth in fees for all periods.  At December 31, 2019, total assets under management were approximately $1.774 billion compared to $1.500 billion at December 31, 2018 and $1.418 billion at December 31, 2017.

Mortgage Banking Fees.  Mortgage banking fees totaled $5.3 million in 2019 compared to $4.7 million in 2018 and $5.8 million in 2017.  The increase in 2019 was attributable to higher production sold into the secondary market driven by the lower interest rate environment.  The decrease in 2018 was attributable to a reduction in the volume of loans sold in secondary market as adjustable rate loan production picked up momentum and was retained in our loan portfolio.  Refinancing activity represented 14% of our loan production in 2019 and 11% in 2018 and 2017.  Market conditions, housing activity, the level of interest rates and the mix of our fixed-rate and adjustable rate production have significant impacts on our mortgage banking fees.

Other.  Other noninterest income totaled $5.8 million in 2019 compared to $6.6 million in 2018 and $6.2 million in 2017.  The $0.9 million, or 13.0%, decrease in 2019 was primarily due to a miscellaneous recovery in 2018 and lower miscellaneous loan fees.  The $0.4 million, or 7.5%, increase in 2018 reflected higher signing bonus income from renegotiated processing contracts and miscellaneous income.

Noninterest Expense

For 2019, noninterest expense totaled $113.6 million, an increase of $2.1 million, or 1.9%, over 2018 attributable to higher compensation expense of $2.4 million that was partially offset by a $0.3 million decrease in other expense.  The increase in compensation expense was attributable to salary expense (primarily merit raises) and commission expense (related to residential mortgage originations and retail brokerage transactions).  The decrease in other expense was primarily due to lower professional fees and insurance-other expense (primarily FDIC premiums) that was partially offset by higher expense for other real estate (“OREO”) properties.  The increase in OREO was due to lower net gains from property sales in 2019.

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

Our operating efficiency ratio (expressed as noninterest expense as a percent of taxable equivalent net interest income plus noninterest income) was 72.40%, 77.05% and 80.50% in 2019, 2018 and 2017, respectively.  Improved operating leverage primarily attributable to growth in net interest income is the primary driver of improvement for all respective years.  Higher noninterest income also contributed to the improvement in 2019.

Expense management is an important part of our culture and strategic focus.  We will continue to review and evaluate opportunities to optimize our operations, reduce operating costs and manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

(Dollars in Thousands)	2019	2018	2017
Salaries	$50,688	$48,087	$46,421
Associate Benefits	15,664	15,834	15,892
Total Compensation	66,352	63,921	62,313

Premises	8,734	8,913	8,790
Equipment	9,702	9,590	9,047
Total Occupancy	18,436	18,503	17,837

Legal Fees	1,722	2,055	1,933
Professional Fees	4,345	5,003	3,689
Processing Services	5,779	5,978	6,253
Advertising	2,056	1,611	1,731
Travel and Entertainment	1,045	974	868
Telephone	2,645	2,224	2,405
Insurance – Other	1,007	1,625	1,626
Other Real Estate, Net	546	(442)	1,135
Miscellaneous	9,676	10,051	9,657
Total Other Expense	28,821	29,079	29,297

Total Noninterest Expense	$113,609	$111,503	$109,447

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $66.4 million in 2019, $63.9 million in 2018, and $62.3 million in 2017.  For 2019, the $2.4 million, or 3.8%, increase over 2018 was attributable to higher salary expense of $2.6 million, partially offset by lower associate benefit expense of $0.2 million.  Higher base salary expense and commission expense drove the increase.  The increase in base salaries primarily reflected merit raises and the increase in commissions was related to the residential mortgage and retail securities brokerage businesses.

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

Occupancy.  Occupancy expense (including premises and equipment) totaled $18.4 million for 2019, $18.5 million for 2018, and $17.8 million for 2017.  For 2019, the $0.1 million, or 0.4%, decrease from 2018 generally reflected the closing of two offices in 2019.  For 2018, the $0.7 million, or 3.7%, increase over 2017 was attributable to higher equipment/software maintenance agreement expense and to a lesser extent an increase in building maintenance costs (partly related to Hurricane Michael).

Other.  Other noninterest expense totaled $28.8 million in 2019, $29.1 million in 2018, and $29.3 million in 2017.  For 2019, the $0.3 million, or 0.9%, decrease was primarily attributable to lower professional fees of $0.7 million and insurance-other expense of $0.6 million, partially offset by higher OREO expense of $1.0 million.  The reduction in professional fees reflected the completion of several consulting projects in the second half of 2018.  Lower FDIC insurance premiums drove the reduction in insurance-other expense as we used a bulk of our premium credits in the third and fourth quarters of 2019.  The increase in OREO expense was due to a lower level of net gains from the sale of properties in 2019.

For 2018, the $0.2 million, or 0.7%, decrease was primarily attributable to lower OREO expense of $1.6 million, partially offset by higher professional fees of $1.3 million.  A higher level of net gains (higher gains of $1.2 million and lower losses of $0.2 million) from the sale of properties drove the reduction in OREO expense.  During 2018, we sold a banking office in our Tallahassee market which resulted in a $2.0 million gain.  The increase in professional fees reflected costs associated with several consulting projects, including both profit enhancements projects and the upgrading of ancillary systems, all of which were essentially complete at the end of the third quarter of 2018.

Income Taxes

For 2019, we realized income tax expense of $9.9 million (effective rate of 24%) compared to $3.4 million (effective rate of 12%) for 2018 and $12.2 million (effective rate of 53%) for 2017.  In September 2019, Florida enacted a corporate tax rate reduction from 5.5% to 4.5% retroactive to January 1, 2019.  As a result, our deferred tax accounts were re-measured resulting in a discrete tax expense of $0.4 million.  Further, our 2019 state tax rate was adjusted to reflect the one percentage point reduction which will be in effect through the end of 2021 at which time it will revert back to 5.5%.

On December 22, 2017, the Tax Act was signed into law.  Among other things, the Tax Act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled.  We recorded an adjustment in the amount of $4.1 million in the fourth quarter of 2017 for the re-measurement of our deferred tax inventory.  Income tax expense for 2017 also included a $0.3 million write-off of a deferred tax asset related to a cancelled stock award as well as income tax benefits of $0.2 million related to stock-based compensation awards.  During 2018, income tax expense included four discrete tax benefit items totaling $3.6 million resulting from the effect of the Tax Act.  Three discrete items totaling $3.3 million related to pension plan contributions made in 2018 for the plan year 2017.  In addition, we realized a discrete tax item for $0.3 million related to a tax accounting method change for a cost segregation and depreciation analysis for various properties we own which was filed with the extended 2017 tax return.  Excluding discrete items, our effective tax rate was 23% for 2019, 24% for 2018 and 36% for 2017.

FINANCIAL CONDITION

Average assets totaled approximately $2.987 billion for 2019, an increase of $129.9 million, or 4.6%, over 2018.  Average earning assets were approximately $2.697 billion for 2019, an increase of $135.2 million, or 5.3% over 2018.  Compared to 2018, average overnight funds increased $102.6 million, while investment securities decreased $71.1 million and average loans were higher by $103.7 million.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our interest earning assets over the last three years.

Loans

In 2019, average loans increased $103.7 million, or 6.0%, compared to an increase of $99.8 million, or 6.2%, in 2018.  Loans as a percentage of average earning assets increased to 67.6% in 2019 compared to 67.1% in 2018 and 64.7% in 2017.  Compared to 2018, we realized average growth in all loan categories except home equity loans and consumer loans.  Over the course of 2019, we purchased both adjustable rate residential loans and fixed rate commercial loans totaling $25.2 million based on principal balances at the time of purchase.

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

Table 4
SOURCES OF EARNING ASSET GROWTH

	2018 to	Percentage	Components of
	2019	Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2019	2018	2017
Loans:
Commercial, Financial, and Agricultural	$31,434	23.2%	9.4%	8.7%	8.8%
Real Estate – Construction	14,060	10.4	3.7	3.3	2.6
Real Estate – Commercial Mortgage	46,314	34.3	22.7	22.1	20.5
Real Estate – Residential	28,975	21.4	13.6	13.2	12.7
Real Estate – Home Equity	(16,219)	(12.0)	7.5	8.5	9.2
Consumer	(825)	(0.6)	10.7	11.3	10.9
Total Loans	$103,739	76.7%	67.6%	67.1%	64.7%

Investment Securities:
Taxable	$(28,579)	(21.1)%	22.7%	25.0%	23.8%
Tax-Exempt	(42,566)	(31.5)	0.9	2.6	3.9
Total Securities	(71,145)	(52.6)	23.6	27.6	27.7

Funds Sold	102,620	75.9	8.8	5.3	7.6

Total Earning Assets	$135,214	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio was 71.8% in 2019 and 70.9% in 2018.  The higher loan-to-deposit ratio reflected stronger growth in our average loan balances relative to the growth in average deposit balances.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5.  Table 6 arrays our total loan portfolio at December 31, 2019, by maturity period.  As a percentage of the total portfolio, loans with fixed interest rates represented 38.2% at December 31, 2019 compared to 38.6% at December 31, 2018.  Although balances in our fixed rate products increased $16.9 million, stronger growth was experienced in our floating or adjustable rate products relative to the percent of the overall loan portfolio, reducing this ratio.

Table 5
LOANS BY CATEGORY

(Dollars in Thousands)	2019	2018	2017	2016	2015
Commercial, Financial and Agricultural	$255,365	$233,689	$218,166	$216,404	$179,816
Real Estate – Construction	115,018	89,527	77,966	59,147	47,402
Real Estate – Commercial Mortgage	625,556	602,061	535,707	503,978	499,813
Real Estate – Residential(1)	370,959	349,084	316,723	291,691	301,299
Real Estate – Home Equity	197,360	210,111	229,513	236,512	233,901
Consumer	281,180	296,622	280,234	264,443	241,676
Total Loans, Net of Unearned Income	$1,845,438	$1,781,094	$1,658,309	$1,572,175	$1,503,907

(1) Includes loans held for sale

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$47,732	$167,347	$40,287	$255,366
Real Estate – Construction	65,273	16,924	32,821	115,018
Real Estate – Commercial Mortgage	34,681	95,038	495,837	625,556
Real Estate – Residential	16,951	31,571	322,437	370,959
Real Estate – Home Equity	3,977	36,571	156,811	197,359
Consumer(1)	8,402	242,808	29,970	281,180
Total	$177,016	$590,259	$1,078,163	$1,845,438

Loans with Fixed Rates	$83,089	$445,776	$176,251	$705,116
Loans with Floating or Adjustable Rates	93,927	144,483	901,912	1,140,322
Total	$177,016	$590,259	$1,078,163	$1,845,438

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

Nonperforming assets (nonaccrual loans and OREO) totaled $5.4 million at December 31, 2019 compared to $9.1 million at December 31, 2018.  Nonaccrual loans totaled $4.5 million at December 31, 2019, a $2.4 million decrease from December 31, 2018.  Nonaccrual loan additions totaled $9.2 million for 2019 compared to $12.2 million for 2018.  The balance of OREO totaled $1.0 million at December 31, 2019, a decrease of $1.3 million from December 31, 2018.  For 2019, we disposed of properties totaling $2.3 million compared to $2.8 million in 2018.  Nonperforming assets represented 0.18% of total assets at December 31, 2019 compared to 0.31% at December 31, 2018.

Table 7
RISK ELEMENT ASSETS

(Dollars in Thousands)	2019	2018	2017	2016	2015
Nonaccruing Loans:
Commercial, Financial and Agricultural	$446	$267	$629	$468	$96
Real Estate – Construction	-	722	298	311	97
Real Estate – Commercial Mortgage	1,434	2,860	2,370	3,410	4,191
Real Estate – Residential	1,392	2,119	1,938	2,330	4,739
Real Estate – Home Equity	797	584	1,748	1,774	1,017
Consumer	403	320	176	240	165
Total Nonaccruing Loans (“NALs”)(1)	$4,472	$6,872	$7,159	$8,533	$10,305
Other Real Estate Owned	953	2,229	3,941	10,638	19,290
Total Nonperforming Assets (“NPAs”)	$5,425	$9,101	$11,100	$19,171	$29,595
Past Due Loans 30 – 89 Days	$4,871	$4,757	$4,543	$6,438	$5,775
Past Due Loans 90 Days or More (accruing)	-	-	36	-	-
Performing Troubled Debt Restructurings	$16,888	$22,084	$32,164	$38,233	$35,634

Nonaccruing Loans/Loans	0.24%	0.39%	0.43%	0.54%	0.69%
Nonperforming Assets/Total Assets	0.18	0.31	0.38	0.67	1.06
Nonperforming Assets/Loans Plus OREO	0.29	0.51	0.67	1.21	1.94
Allowance/Nonaccruing Loans	310.99%	206.79%	185.87%	157.40%	135.40%

(1) Nonaccruing TDRs totaling $0.7 million, $2.6 million, and $2.3 million are included in NALs at December 31, 2019,
December 31, 2018 and December 31, 2017, respectively.

Table 8
NONPERFORMING ASSET ACTIVITY

(Dollars in Thousands)	2019	2018
NPA Beginning Balance:	$9,101	$11,100
Change in Nonaccrual Loans:
Beginning Balance	6,872	7,159
Additions	9,229	12,229
Charge-Offs	(3,494)	(2,649)
Transferred to OREO	(1,105)	(1,452)
Paid Off/Payments	(3,286)	(3,400)
Restored to Accrual	(3,744)	(5,015)
Ending Balance	4,472	6,872

Change in OREO:
Beginning Balance	2,229	3,941
Additions(1)	1,298	2,140
Valuation Write-downs	(300)	(1,046)
Sales	(2,274)	(2,793)
Other	-	(13)
Ending Balance	953	2,229

NPA Net Change	(3,676)	(1,999)
NPA Ending Balance	$5,425	$9,101

(1) The difference in OREO additions and nonaccrual loans transferred to OREO represents loans migrating to OREO status that were not in a nonaccrual status in prior period.

Nonaccrual Loans.  Nonaccrual loans totaled $4.5 million at December 31, 2019, a decrease of $2.4 million from December 31, 2018.  Gross additions to nonaccrual status during 2019 totaled $9.2 million compared to $12.2 million in 2018.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or management deems the collectability of the principal and interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.  If interest on our loans classified as nonaccrual during 2019 had been recognized on a fully accruing basis, we would have recorded an additional $0.4 million of interest income for the year ended December 31, 2019.

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

OREO totaled $1.0 million at December 31, 2019 versus $2.2 million at December 31, 2018.  During 2019, we added properties totaling $1.3 million, sold properties totaling $2.3 million, and recorded valuation adjustments totaling $0.3 million.  For 2018, we added properties totaling $2.1 million, sold properties totaling $2.8 million, and recorded valuation adjustments totaling $0.1 million.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2019	2018
Lots/Land	$87	$1,030
Residential 1-4	383	655
Commercial Building	123	64
Other	360	480
Total OREO	$953	$2,229

Troubled Debt Restructurings.  TDRs are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified and deemed a concession to the borrower.  From time to time we will modify a loan as a workout alternative.  Most of these instances involve an extension of the loan term, an interest rate reduction, or a principal moratorium.  A TDR classification can be removed if the borrower’s financial condition improves such that the borrower is no longer in financial difficulty, the loan has not had any forgiveness of principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan in calendar years after the year in which the restructuring took place.

Loans classified as TDRs at December 31, 2019 totaled $17.6 million compared to $24.7 million at December 31, 2018.  Accruing TDRs made up approximately $16.9 million, or 95%, of our TDR portfolio at December 31, 2019 of which $0.5 million was over 30 days past due.  The weighted average rate for the loans within the accruing TDR portfolio was 5.4%.  During 2019, we modified seven loan contracts totaling approximately $0.5 million.  Our TDR default rate (default balance as a percentage of average TDRs) in 2019 and 2018 was 3% and 4%, respectively.

The composition of our TDR portfolio as of December 31 is provided in the table below.

	2019		2018
(Dollars in Thousands)	Accruing	Nonaccruing(1)	Accruing	Nonaccruing(1)
Commercial, Financial and Agricultural	$495	$55	$873	$-
Real Estate – Construction	-	-	59	-
Real Estate – Commercial Mortgage	7,787	176	9,910	1,239
Real Estate – Residential	7,083	379	9,234	1,222
Real Estate – Home Equity	1,452	105	1,920	179
Consumer	71	-	88	-
Total TDRs	$16,888	$715	$22,084	$2,640

(1) Nonaccruing TDRs are included in NAL totals and NAL/NPA ratio calculations.

Activity within our TDR portfolio is provided in the table below.

(Dollars in Thousands)	2019	2018
TDR Beginning Balance:	$24,724	$34,489
Additions	494	676
Charge-Offs	(364)	(555)
Paid Off/Payments	(5,162)	(7,327)
Removal Due to Change in TDR Status	(1,644)	(2,451)
Transferred to OREO	(445)	(108)
TDR Ending Balance	$17,603	$24,724

Past Due Loans.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due.  Past due loans at December 31, 2019 totaled $4.9 million compared to $4.8 million at December 31, 2018.

Potential Problem Loans.  Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms.  At December 31, 2019, we had $2.5 million in loans of this type which were not included in either of the nonaccrual, TDR or 90 day past due loan categories compared to $4.0 million at December 31, 2018.  Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations.  Loan concentrations exist when there are amounts loaned to multiple borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans.  Due to the lack of diversified industry within our markets and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of our loan portfolio has historically been secured with real estate, approximately 71% at December 31, 2019 and 70% at December 31, 2018.  The primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At December 31, 2019, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 37% and 34%, respectively, of the total loan portfolio.

The following table summarizes our real estate loan portfolio as segregated by the type of property.  Property type concentrations are stated as a percentage of December 31st total real estate loans.

	2019		2018
	Investor Real Estate	Owner Occupied Real Estate	Investor Real Estate	Owner Occupied Real Estate
Vacant Land, Construction, and Land Development	13.1%	-	11.0%	-
Improved Property	25.8	61.1%	26.0	63.0%
Total Real Estate Loans	38.9%	61.1%	37.0%	63.0%

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-collection than certain segments of the investor category.  Approximately 36% of the investor real estate category was secured by residential real estate at December 31, 2019.

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

On January 1, 2020, we will adopt a new accounting standard which replaces the “incurred loss” model for measuring credit losses discussed above with a new “expected loss” model.  We discuss this accounting standard and its potential impact on the allowance for loan losses in the Recently Issued Accounting Standards section on page 62.

Table 9 analyzes the activity in the allowance over the past five years.

For 2019, our net loan charge-offs totaled $2.3 million, or 0.13%, of average loans, compared to $2.0 million, or 0.12%, for 2018, and $2.3 million, or 0.14%, for 2017.  At December 31, 2019, the allowance for loan losses was 0.75% of outstanding loans (net of overdrafts) and provided coverage of 311% of nonperforming loans compared to 0.80% and 207%, respectively, at December 31, 2018, and 0.80% and 186%, respectively, at December 31, 2017.

Table 10 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years.

The allowance for loan losses totaled $13.9 million at December 31, 2019 compared to $14.2 million at December 31, 2018 and $13.3 million at December 31, 2017.  The decrease in 2019 reflected a $0.7 million decrease in impaired loan reserves partially offset by a $0.4 million increase in general reserves.  For 2018 and 2019, lower impaired loan balances drove the reduction in impaired loan reserves and growth in our loan portfolio drove the increase in general reserves.  We believe our allowance at December 31, 2019 was adequate to absorb probable losses inherent in our loan portfolio.

Table 9
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)	2019		2018		2017		2016		2015
Balance at Beginning of Year	$14,210		$13,307		$13,431		$13,953		$17,539
Charge-Offs:
Commercial, Financial and Agricultural	768		644		1,357		861		1,029
Real Estate – Construction	281		7		-		-		-
Real Estate – Commercial	214		315		685		349		1,250
Real Estate – Residential	400		780		411		899		1,852
Real Estate – Home Equity	430		533		190		450		1,403
Consumer	2,878		2,395		2,193		2,127		1,901
Total Charge-Offs	4,971		4,674		4,836		4,686		7,435

Recoveries:
Commercial, Financial and Agricultural	345		459		313		337		239
Real Estate – Construction	-		26		50		-		-
Real Estate – Commercial	578		373		174		408		183
Real Estate – Residential	429		643		616		1,231		705
Real Estate – Home Equity	175		191		219		409		136
Consumer	1,112		964		1,125		960		992
Total Recoveries	2,639		2,656		2,497		3,345		2,255

Net Charge-Offs	2,332		2,018		2,339		1,341		5,180

Provision for Loan Losses	2,027		2,921		2,215		819		1,594

Balance at End of Year	$13,905		$14,210		$13,307		$13,431		$13,953

Ratio of Net Charge-Offs to Average Loans Outstanding	0.13%		0.12%		0.14%		0.09%		0.35%

Allowance for Loan Losses as a Percent of Loans at End of Year	0.75%		0.80%		0.80%		0.86%		0.93%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	5.96	x	7.04	x	5.69	x	10.02	x	2.69	x

Table 10
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2019		2018		2017		2016		2015
(Dollars in Thousands)	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans	Allow-ance Amount	Percent of Loans in Each Category To Total Loans
Commercial, Financial and Agricultural	$1,675	13.9%	$1,434	13.1%	$1,191	13.2%	$1,198	13.8%	$905	12.0%
Real Estate:
Construction	370	6.2	280	5.0	122	4.7	168	3.7	101	3.1
Commercial	3,416	33.9	4,181	33.8	4,346	32.3	4,315	32.1	4,498	33.2
Residential	3,128	20.1	3,400	19.6	3,206	19.1	3,445	18.6	4,409	20.0
Home Equity	2,224	10.7	2,301	11.8	2,506	13.8	2,297	15.0	2,473	15.6
Consumer	3,092	15.2	2,614	16.7	1,936	16.9	2,008	16.8	1,567	16.1

Total	$13,905	100.0%	$14,210	100.0%	$13,307	100.0%	$13,431	100.0%	$13,953	100.0%

Investment Securities

Our average investment portfolio balance decreased $71.1 million, or 10.1%, in 2018 and increased $14.5 million, or 2.1%, in 2018.  As a percentage of average earning assets, our investment portfolio represented 23.6% in 2019, compared to 27.6% in 2018.  In 2019, we strategically did not reinvest all cash flows from the investment portfolio to account for loan growth, and to provide liquidity for potential deposit runoff. We currently believe a relatively short duration investment portfolio offers the flexibility to provide additional liquidity from maturing bonds, if necessary.

In 2019, average taxable investments decreased $28.6 million, or 4.5%, while tax-exempt investments decreased $42.6 million, or 63.5%.  Taxable bonds declined as part of our overall investment strategy, and non-taxable investments decreased as the tax-equivalent yield was generally unattractive throughout 2019 given the changes from the Tax Act in late 2017.  At December 31, 2019, municipal securities (taxable and non-taxable) comprised 1.2% of the portfolio.  We may consider the purchase of municipal issues if the yields are attractive given the lower federal tax rate related to the recent changes under the Tax Act.  We may also consider municipal issues that are CRA-eligible investments.

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”).  In 2018 and 2019, we purchased securities under both the AFS and HTM designations. At December 31, 2019, $403.6 million, or 62.8% of our investment portfolio was classified as AFS, with the remaining $239.5 million, or 37.2%, classified as HTM. At December 31, 2018, the AFS and HTM portfolio comprised 67.2% and 32.8%, respectively.  Table 11 provides the composition of our investment securities portfolio.

Table 11

INVESTMENT SECURITES COMPOSITION

	2019		2018		2017
(Dollars in Thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for Sale
U.S. Government Treasury	$232,778	36.2%	$261,849	39.5%	$235,341	33.7%
U.S. Government Agency	156,078	24.3	133,206	20.1	144,644	20.7
States and Political Subdivisions	6,319	1.0	42,365	6.4	91,157	13.1
Mortgage-Backed Securities	773	0.1	943	0.1	1,185	0.2
Equity Securities	7,653	1.2	7,794	1.2	8,584	1.2
Total	403,601	62.8	446,157	67.2	480,911	68.9

Held to Maturity
U.S. Government Treasury	20,036	3.1	35,088	5.3	98,256	14.1
States and Political Subdivisions	1,376	0.2	6,512	1.0	6,996	1.0
Mortgage-Backed Securities	218,127	33.9	175,720	26.5	111,427	16.0
Total	239,539	37.2	217,320	32.8	216,679	31.1

Total Investment Securities	$643,140	100%	$663,477	100%	$697,590	100%

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

At December 31, 2019, there were 189 positions (combined AFS and HTM) with unrealized losses totaling $0.6 million.  GNMA mortgage-backed securities, U.S. Treasuries, and SBA securities carry the full faith and credit guarantee of the U.S. Government, and are 0% risk-weighted assets.  SBA securities float monthly or quarterly with the prime rate and are uncapped. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.  The table below provides a break-down of our unrealized losses by security type.

	Less Than 12 months			12 months or Longer			Total
		Market	Unrealized		Market	Unrealized		Market	Unrealized
(Dollars in Thousands)	Count	Value	Losses	Count	Value	Losses	Count	Value	Losses
GNMA	24	$22,589	42	40	$16,027	$138	64	$38,616	$180
UST	2	9,955	-	22	108,332	76	24	118,287	76
SBA	46	36,361	244	49	17,364	81	95	53,725	325
States and Political Subdivisions	6	1,611	-	-	-	-	6	1,611	-
Total	78	$70,516	$286	111	$141,723	$295	189	$212,239	$581

The average maturity of our investment portfolio at December 31, 2019 was 2.11 years compared to 2.11 years at December 31, 2018.  Balances of U.S. Treasuries and municipal bonds declined compared to the prior year, and were partially offset by increases in SBA and GNMA securities.  The average life of our investment portfolio was unchanged as slightly longer maturities (out to five years) were purchased which offset the existing portfolio rolling down the curve. See Table 12 for a break-down of maturities by investment type.

The weighted average taxable equivalent yield of our investment portfolio at December 31, 2019 was 2.23% versus 2.20% in 2018.  This increase in yield reflected the reinvestment of proceeds from lower yielding securities into higher yielding securities during 2019. Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners’ equity at December 31, 2019.

Table 12 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield at December 31.

Table 12
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within 1 year		1 - 5 years		5 - 10 years		After 10 years		Total
(Dollars in Thousands)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)	Amount	WAY(3)
Available for Sale
U.S. Government Treasury	$128,384	1.53%	$104,394	2.19%	$-	-%	$-	-%	$232,778	1.83%
U.S. Government Agency	472	3.38	155,040	2.68	566	2.23	-	-	156,078	2.68
States and Political Subdivisions	5,948	1.80	371	2.68	-	-	-	-	6,319	1.85
Mortgage-Backed Securities(1)	-	-	556	4.49	217	4.87	-	-	773	4.59
Other Securities(2)	-	-	-	-	-	-	7,653	6.02	7,653	6.02
Total	$134,804	1.55%	$260,361	2.49%	$783	2.96%	$7,653	6.02%	$403,601	2.25%

Held to Maturity
U.S. Government Treasury	$15,031	1.57%	$5,005	1.90%	$-	-%	$-	-%	$20,036	1.65%
States and Political Subdivisions	1,376	1.80	-	-	-	-	-	-	1,376	1.80
Mortgage-Backed Securities(1)	1,474	(1.01)	207,423	2.27	9,230	2.98	-	-	218,127	2.27
Total	$17,881	1.37%	$212,428	2.26%	$9,230	2.98%	$-	-%	$239,539	2.22%

Total Investment Securities	$152,685	1.53%	$472,789	2.38%	$10,013	2.97%	$7,653	6.02%	$643,140	2.23%

(1) Based on weighted-average maturity.
(2) Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3) Weighted average yield calculated based on current amortized cost balances – not presented on a tax equivalent basis.

Deposits and Funds Purchased

Average total deposits for 2019 were $2.537 billion, an increase of $114.5 million, or 4.7%, over 2018.  Average deposits increased $51.1 million, or 2.2%, from 2017 to 2018.  The year-over-year increase compared to 2018 occurred in noninterest bearing deposits, negotiated NOW accounts, and savings accounts, partially offset by decreases in the money market accounts and certificates of deposit. Increases in 2018 compared to 2017 were experienced in noninterest bearing deposits and savings accounts, partially offset by declines in the remaining deposit types.

The seasonal inflow of public funds started in the fourth quarter of 2019 and is expected to continue into the first quarter of 2020. Deposit levels remain strong as we continue to see growth in our non-maturity deposits. Our mix of deposits continues to improve as certificates of deposit are replaced with noninterest bearing demand accounts.

We continue to closely monitor several metrics such as the sensitivity of our deposit rates, our overall liquidity position, and competitor rates when pricing deposits. This strategy is consistent with previous rate cycles, and allows us to manage the mix of our deposits rather than compete on rate. We believe this enabled us to maintain a low cost of funds of 35 basis points for 2019 and 27 basis points for 2018.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 13 reflects the shift in our deposit mix over the last year and Table 14 provides a maturity distribution of time deposits in denominations of $100,000 and over at December 31, 2019.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, FHLB advances (maturing in less than one year), and other borrowings, decreased $1.7 million, or 15.6% in 2019.  The lower balance was primarily attributable to decreases in repurchase agreements. See Note 9 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

We continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 13

SOURCES OF DEPOSIT GROWTH

	2018 to	Percentage	Components of
	2019	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2019	2018	2017
Noninterest Bearing Deposits	$105,010	91.7%	39.9%	37.5%	35.1%
NOW Accounts	24,108	21.1	31.7	32.2	34.0
Money Market Accounts	(15,330)	(13.4)	9.3	10.4	10.9
Savings	19,089	16.6	14.6	14.5	13.6
Time Deposits	(18,361)	(16.0)	4.5	5.4	6.4
Total Deposits	$114,516	100.0%	100.0%	100.0%	100.0%

Table 14
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 AND OVER

	2019
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$6,720	24.0%
Over three through six months	6,638	23.7
Over six through twelve months	10,423	37.2
Over twelve months	4,244	15.1
Total	$28,025	100.0%

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk.  We prepare a current base case and several alternative interest rate simulations (-100,+100, +200, +300, and +400 basis points (bp)), at least once per quarter, and report the analysis to ALCO, our Market Risk Oversight Committee (“MROC”), our Enterprise Risk Oversight Committee (“EROC”) and the Board of Directors.  (The -200bp rate scenario was not modeled starting in the second half of 2019 due to the low interest rate environment below 2.00%). We augment our interest rate shock analysis with alternative interest rate scenarios on a quarterly basis that may include ramps, parallel shifts, and a flattening or steepening of the yield curve (non-parallel shift).  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

Our goal is to structure the balance sheet so that net interest earnings at risk over 12-month and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. We attempt to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by managing the mix of our core deposits, and by adjusting our rates to market conditions on a continuing basis. During the second, third and fourth quarters of 2019, instantaneous rate shocks of down 100 bp over 24-months were outside of desired parameters due to limited repricing of deposits relative to the decline in rates.

Analysis.   Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%	-10.0%
December 31, 2019	13.8%	10.3%	6.8%	3.4%	-6.2%	n/a
December 31, 2018	8.9%	6.6%	4.3%	2.3%	-5.0%	-12.4%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%	-12.5%
December 31, 2019	35.5%	26.4%	17.2%	8.2%	-13.4%	n/a
December 31, 2018	37.2%	29.1%	21.0%	13.4%	-6.4%	-20.0%

The Net Interest Income (“NII”) at Risk position was more favorable at December 31, 2019 compared to December 31, 2018 for the 12-month shock for all rate scenarios except the down 100 bp scenario, where it became less favorable. The year-over-year favorable changes were primarily driven by growth in our noninterest bearing deposits, which have a positive impact on our NII. The model indicates that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of 100 bp will have a negative impact on the net interest margin.

All measures of Net Interest Income at Risk are within our prescribed policy limits over both the 12-month and 24-month periods, with the exception of rates down 100 bp over 24-months. We are out of compliance in the rates down 100 bp scenarios as we have a limited ability to lower our deposit rates the full 100 bp relative to the decline in market rate.  In addition, this analysis incorporates an instantaneous, parallel shock and assumes we move with market rates and do not lag our deposit rates.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY(1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp
Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%	-20.0%
December 31, 2019	37.5%	30.2%	21.7%	12.2%	-22.0%	n./a
December 31, 2018	24.6%	19.7%	13.9%	8.0%	-13.8%	-36.8%

At December 31, 2019, the economic value of equity was more favorable in all rate scenarios except the down 100 bp scenario when compared to December 31, 2018. The year-over-year favorable changes were primarily driven by growth in our noninterest bearing deposits compared to the prior year.  EVE became less favorable in rates down 100bp compared to the prior year as we have limited ability to lower our deposit rates relative to the decline in market rates.  Note that a recent update to the ALM policy defines an out-of-compliance position for EVE only if both of the following occur:  EVE metrics are outside of guidelines and the EVE ratio (economic value of equity/economic value of assets) is below 5.0%.  Since the EVE ratio was 6.8% at December 31, 2019, EVE was within compliance.

As the interest rate environment and the dynamics of the economy continue to change, additional simulations will be analyzed to address not only the changing rate environment, but also the changing balance sheet mix, measured over multiple years, to help assess the risk to the Company.

(1)      Down 300 and 400 bp rate scenarios have been excluded due to the current interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to fund loan commitments, purchase securities, accommodate deposit withdrawals or repay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For 2019 and 2018, our principal source of funding was client deposits, supplemented by our short-term and long-term borrowings, primarily from our trust-preferred securities, securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

At December 31, 2019, we had the ability to generate approximately $1.282 billion in additional liquidity through all of our available resources beyond our overnight funds sold position.  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available.  We conduct quarterly liquidity stress tests and the results are reported to ALCO, MROC, EROC and the Board of Directors.  We believe the liquidity available to us is sufficient to meet our ongoing needs.

We also view our investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for borrowings or deposits, and/or sell selected securities.  Our portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted-average maturity of our portfolio was 2.11 years at December 31, 2019 and had a net unrealized pre-tax gain of $1.2 million in the AFS portfolio.

Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds purchased) was $238.0 million in 2019 compared to an average net overnight funds sold position of $135.4 million in 2018.  The increase in this position in 2019 reflected strong deposit growth (primarily driven by noninterest bearing deposits) and runoff from the investment portfolio, partially offset by higher growth in the loan portfolio.

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

Borrowings

At December 31, 2019, total advances from the FHLB consisted of $5.4 million in outstanding debt comprised of nine notes.  In 2019, the Bank made FHLB advance payments totaling $4.6 million. One advance matured, and one was paid off, with no new fixed rate advances obtained in 2019. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  See Note 10 in the Notes to Consolidated Financial Statements for additional information on these borrowings.

Table 15

CONTRACTUAL CASH OBLIGATIONS

Table 15 sets forth certain information about contractual cash obligations at December 31, 2019.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Yrs	Total
Federal Home Loan Bank Advances	$1,282	$3,500	$456	$115	$5,353
Note Payable	296	592	592	20	1,500
Subordinated Notes Payable	-	-	-	52,887	52,887
Operating Lease Obligations	515	842	779	702	2,838
Time Deposit Maturities	87,805	14,836	3,380	-	106,021
Total Contractual Cash Obligations	$89,898	$19,770	$5,207	$53,724	$168,599

Capital

Shareowners’ equity was $327.0 million at December 31, 2019, compared to $302.6 million at December 31, 2018.  During 2019, shareowners’ equity was positively impacted by net income of $30.8 million, stock compensation accretion of $1.5 million, net adjustments totaling $1.3 million related to transactions under our stock compensation plans, and $2.8 million increase in the unrealized gain on investment securities.  Shareowners’ equity was reduced by common stock dividends of $8.0 million ($0.48 per share), a $2.2 million increase in the accumulated other comprehensive loss for our pension plan, and share repurchases (77,000 shares) of $1.8 million.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2019	2018	2017
Common Stock	$168	$167	$170
Additional Paid-in Capital	32,092	31,058	36,674
Retained Earnings	322,937	300,177	279,410
Subtotal	355,197	331,402	316,254
Accumulated Other Comprehensive Loss, Net of Tax	(28,181)	(28,815)	(32,044)
Total Shareowners’ Equity	$327,016	$302,587	$284,210

We continue to maintain a strong capital position.  The ratio of shareowners' equity to total assets at year-end was 10.59%, 10.23%, and 9.80%, in 2019, 2018, and 2017, respectively.  We believe our strong capital base offers protection during an economic downturn and provides sufficient capacity to meet our current strategic objectives.

We are subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  At December 31, 2019, we had a total risk-based capital ratio of 17.90% and a Tier 1 capital ratio of 17.16%, compared to 17.13% and 16.36%, respectively, at December 31, 2018.  At December 31, 2019, our common equity Tier 1 ratio was 14.47%, compared to 13.58% at December 31, 2018.  Our leverage ratio at December 31, 2019, was 11.25% compared to 10.89% at December 31, 2018.  For a detailed discussion of our regulatory capital requirements, refer to the “Regulatory Considerations – Capital Regulations” section on page 16.  See Note 15 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

At December 31, 2019, our common stock had a book value of $19.40 per diluted share compared to $18.00 at December 31, 2018.  Book value is impacted by the net unrealized gains and losses on investment securities.  At December 31, 2019, the net unrealized gain was $0.9 million compared to a $2.0 million net unrealized loss at December 31, 2018.  Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715.  At December 31, 2019, the net pension liability reflected in other comprehensive loss was $29.0 million compared to $26.8 million at December 31, 2018.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock over a five-year period.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  In January, 2019, the 2014 plan was terminated and our Board of Directors approved a new share repurchase plan that authorizes the repurchase of up to 750,000 shares of our outstanding common stock over a five-year period.  Terms of this plan are substantially similar to the 2014 plan.  77,000 shares were repurchased in 2019 at an average price of $23.40 and 324,441 shares were repurchased during 2018 at an average price of $24.75.  No shares were repurchased in 2017.  Since 2014, a total of 1,261,730 shares of our outstanding common stock have been repurchased at an average price of $17.74 under our stock repurchase plans.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.  See Note 19 in the Notes to Consolidated Financial Statements.

At December 31, 2019, we had $519.2 million in commitments to extend credit and $5.8 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FOURTH QUARTER, 2019 FINANCIAL RESULTS

Results of Operations

We realized net income of $8.6 million, or $0.51 per diluted share for the fourth quarter of 2019 compared to net income of $8.5 million, or $0.50 per diluted share for the third quarter of 2019.  The increase in earnings reflected a $1.0 million decrease in the loan loss provision, lower income taxes of $0.4 million, and a $0.1 million increase in net interest income, partially offset by higher noninterest expense of $1.3 million and lower noninterest income of $0.1 million.

Tax-equivalent net interest income for the fourth quarter of 2019 was $26.4 million compared to $26.3 million for the third quarter of 2019.  The increase reflected growth in our overnight funds and loans which offset the unfavorable rate variance due to the lower overnight funds rate.  Our net interest margin for the fourth quarter of 2019 was 3.89% (annualized), a decrease of three basis points from the third quarter of 2019, primarily attributable to the growth and composition of our earning assets.

Our provision for loan losses for the fourth quarter of 2019 was negative $0.2 million compared to a provision expense of $0.8 million for the third quarter of 2019.  The decrease in the provision was primarily attributable to a lower level of net loan losses.  Net loan charge-offs for the fourth quarter of 2019 totaled $0.3 million compared to net loan charge-offs of $1.1 million for the third quarter of 2019.

Noninterest income for the fourth quarter of 2019 totaled $13.8 million, a decrease of $0.1 million, or 0.5%, from the third quarter of 2019 and reflected a $0.2 million reduction in wealth management fees partially offset by a $0.1 million increase in bank card fees.

Noninterest expense for the fourth quarter of 2019 totaled $29.1 million, an increase of $1.3 million, or 4.6%, over the third quarter of 2019.  The increase was attributable to higher compensation expense (primarily incentives) of $1.2 million and legal/professional fees of $0.5 million (related to the Brand Mortgage, LLC transaction), partially offset by lower processing fees of $0.3 million and advertising costs of $0.1 million.

We realized income tax expense of $2.5 million (effective rate of 22.9%) for the fourth quarter of 2019 compared to $3.0 million (effective rate of 25.9%) for the third quarter of 2019.  Income tax expense for the third quarter of 2019 was unfavorably impacted by net discrete items totaling $0.3 million.

Discussion of Financial Condition

Average earning assets were $2.695 billion for the fourth quarter of 2019, an increase of $24.6 million, or 0.9%, over the third quarter of 2019 attributable to a higher level of deposits, primarily noninterest bearing accounts.  Average loans increased $8.6 million, or 0.5% compared to the third quarter of 2019 and reflected growth in all our loan types except institutional loans, consumer loans, and home equity loans.

Nonperforming assets (nonaccrual loans and OREO) totaled $5.4 million at December 31, 2019, comparable to September 30, 2019.  Nonaccrual loans totaled $4.5 million at December 31, 2019, a $0.5 million decrease from September 30, 2019 and OREO totaled $1.0 million at December 31, 2019, an increase of $0.4 million over September 30, 2019.

Average total deposits were $2.525 billion for the fourth quarter of 2019, an increase of $29.2 million, or 1.2%, over the third quarter of 2019 and primarily reflected an increase in noninterest bearing deposits, partially offset by declines in money market accounts and certificates of deposit.

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

Our allowance for loan losses consists of two components: (i) specific reserves established for probable losses on impaired loans; and (ii) general reserves for non-homogenous loans not deemed impaired and homogenous loan pools based on, but not limited to, historical loan loss experience, current economic and market conditions, levels of past due loans, and levels of problem loans.

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

During the fourth quarter, we performed our annual impairment testing.  We proceeded with qualitative assessment by evaluating impairment indicators and concluded there were none that indicated that goodwill impairment had occurred.

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

The discount rate is determined by matching the anticipated defined pension plan cash flows to the spot rates of a corporate Aa-rated bond index/yield curve and solving for the single equivalent discount rate which would produce the same present value.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2019 was 4.43%.  The estimated impact to 2019 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $844,000 and $801,000, respectively.  We anticipate using a 3.53% discount rate in 2020.

Based on the balances at the December 31, 2019 measurement date, the estimated after tax impact in accumulated other comprehensive income of a 25 basis point increase or decrease in the discount rate is a decrease or increase of approximately $5.8 million.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2019 was 7.25%.  The estimated impact to 2019 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $329,000 increase or decrease, respectively.  We anticipate using a rate of return on plan assets for 2020 in the range of 7.0% to 7.25%.

The assumed rate of annual compensation increases of 3.25% in 2019 reflected expected trends in salaries and the employee base.  We anticipate using a compensation increase of 4.00% for 2020 reflecting current market trends.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 13 of the Notes to Consolidated Financial Statements.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or will likely impact our results in 2020.  Please refer to Note 1 of the Notes to our Consolidated Financial Statements.

On January 1, 2020, we will adopt a new accounting standard (ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements”) which will replace the “incurred loss” model for measuring credit losses discussed above with a new “expected loss” model.  ASU 2016-13 along with several other subsequent codification updates related to accounting for credit losses, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  While the implementation of the standard changes the measurement of the allowance for credit losses, it does not change the credit risk of our lending portfolios or the losses of these portfolios.

We are currently finalizing the execution of our implementation controls and processes; therefore, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020 could differ from our current expectation.  We currently expect the adoption of ASU 2016-13 will result in a combined 20% to 30% increase in our allowance for loan losses and reserves for unfunded commitments.  Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, a majority of our investment securities are government guaranteed treasuries or government agency-backed securities for which the risk of loss is minimal.  The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.  Future estimates of the allowance for credit losses will depend on the characteristics of our portfolios, as well as macroeconomic conditions and forecasts, changes and enhancements to models and methodologies, and other management judgments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Table 16
QUARTERLY FINANCIAL DATA (Unaudited)

	2019				2018
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$28,008	$28,441	$28,665	$27,722	$26,370	$25,392	$24,419	$23,214
Interest Expense	1,754	2,244	2,681	2,814	2,022	1,769	1,649	1,451
Net Interest Income	26,254	26,197	25,984	24,908	24,348	23,623	22,770	21,763
Provision for Loan Losses	(162)	776	646	767	457	904	815	745
Net Interest Income After Provision for Loan Losses	26,416	25,421	25,338	24,141	23,891	22,719	21,955	21,018
Noninterest Income	13,828	13,903	12,770	12,552	13,238	13,308	12,542	12,477
Noninterest Expense	29,142	27,873	28,396	28,198	26,505	28,699	28,393	27,906
Income Before Income Taxes	11,102	11,451	9,712	8,495	10,624	7,328	6,104	5,589
Income Tax Expense(2)	2,537	2,970	2,387	2,059	2,166	1,338	101	(184)
Net Income	8,565	8,481	7,325	6,436	8,458	5,990	6,003	5,773
Net Interest Income (Tax Equivalent)	$26,378	$26,333	$26,116	$25,042	$24,513	$23,785	$22,917	$21,943

Per Common Share:
Basic Net Income	$0.51	$0.51	$0.44	$0.38	$0.50	$0.35	$0.35	$0.34
Diluted Net Income	0.51	0.50	0.44	0.38	0.50	0.35	0.35	0.34
Cash Dividends Declared	0.13	0.13	0.11	0.11	0.09	0.09	0.07	0.07
Diluted Book Value	19.40	19.14	18.76	18.35	18.00	17.40	17.15	16.87
Diluted Tangible Book Value(1)	14.37	14.09	13.70	13.31	12.96	12.45	12.20	11.91
Market Price:
High	30.95	28.00	25.00	25.87	26.95	25.91	25.99	26.50
Low	25.75	23.70	21.57	21.04	19.92	23.19	22.28	22.80
Close	30.50	27.45	24.85	21.78	23.21	23.34	23.63	24.75

Selected Average Balances:
Loans, Net	$1,846,190	$1,837,548	$1,823,311	$1,780,406	$1,785,570	$1,747,093	$1,691,287	$1,647,612
Earning Assets	2,694,700	2,670,081	2,719,217	2,704,802	2,554,482	2,535,292	2,566,006	2,592,465
Total Assets	2,982,204	2,959,310	3,010,662	2,996,511	2,849,245	2,826,924	2,861,104	2,892,120
Deposits	2,524,951	2,495,755	2,565,431	2,564,715	2,412,375	2,392,272	2,431,956	2,456,106
Shareowners’ Equity	326,904	320,273	313,599	307,262	302,196	297,757	291,806	287,502
Common Equivalent Average Shares:
Basic	16,750	16,747	16,791	16,791	16,989	17,056	17,045	17,028
Diluted	16,834	16,795	16,818	16,819	17,050	17,125	17,104	17,073

Performance Ratios:
Return on Average Assets	1.14%	1.14%	0.98%	0.87%	1.18%	0.84%	0.84%	0.81%
Return on Average Equity	10.39	10.51	9.37	8.49	11.10	7.98	8.25	8.14
Net Interest Margin (FTE)	3.89	3.92	3.85	3.75	3.81	3.72	3.58	3.43
Noninterest Income as % of Operating Revenue	34.50	34.67	32.95	33.51	35.22	36.04	35.52	36.44
Efficiency Ratio	72.48	69.27	73.02	75.01	70.21	77.37	80.07	81.07

Asset Quality:
Allowance for Loan Losses	$13,905	$14,319	$14,593	$14,120	$14,210	$14,219	$13,563	$13,258
Allowance for Loan Losses to Loans	0.75%	0.78%	0.79%	0.78%	0.80%	0.80%	0.78%	0.80%
Nonperforming Assets ("NPA's")	5,425	5,454	6,632	6,949	9,101	9,587	9,114	10,644
NPA’s to Total Assets	0.18	0.19	0.22	0.23	0.31	0.34	0.32	0.36
NPA’s to Loans plus ORE	0.29	0.30	0.36	0.39	0.51	0.54	0.52	0.64
Allowance to Non-Performing Loans	310.99	290.55	259.55	279.77	206.79	207.06	236.25	181.26
Net Charge-Offs to Average Loans	0.05	0.23	0.04	0.20	0.10	0.06	0.12	0.20

Capital Ratios:
Tier 1 Capital	17.16%	16.83%	16.36%	16.34%	16.36%	16.17%	16.25%	16.31%
Total Capital	17.90	17.59	17.13	17.09	17.13	16.94	17.00	17.05
Common Equity Tier 1 Capital	14.47	14.13	13.67	13.62	13.58	13.43	13.46	13.44
Leverage	11.25	11.09	10.64	10.53	10.89	10.99	10.69	10.36
Tangible Common Equity(1)	8.06	8.31	7.83	7.56	7.58	7.8	7.47	7.17

(1) Diluted tangible book value and tangible common equity ratio are non-GAAP financial measures. For additional information, including a reconciliation to GAAP, refer to page 34.
(2) Includes $0.4 million, $1.4 million and $1.5 million income tax benefit in the third, second, and first quarter of 2018, respectively, for 2017 plan year pension contributions made in 2018.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

65	Report of Independent Registered Public Accounting Firm

66	Consolidated Statements of Financial Condition

67	Consolidated Statements of Income

68	Consolidated Statements of Comprehensive Income

69	Consolidated Statements of Changes in Shareowners’ Equity

70	Consolidated Statements of Cash Flows

71	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of Capital City Bank Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2020 expressed an unqualified opinion thereon.

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

Tallahassee, Florida

March 5, 2020

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2019	2018
ASSETS
Cash and Due From Banks	$60,087	$62,032
Federal Funds Sold and Interest Bearing Deposits	318,336	213,968
Total Cash and Cash Equivalents	378,423	276,000

Investment Securities, Available for Sale, at fair value	403,601	446,157
Investment Securities, Held to Maturity, at amortized cost (fair value of $241,429 and $214,413)	239,539	217,320
Total Investment Securities	643,140	663,477

Loans Held For Sale	9,509	6,869

Loans, Net of Unearned Income	1,835,929	1,774,225
Allowance for Loan Losses	(13,905)	(14,210)
Loans, Net	1,822,024	1,760,015

Premises and Equipment, Net	84,543	87,190
Goodwill	84,811	84,811
Other Real Estate Owned	953	2,229
Other Assets	65,550	78,592
Total Assets	$3,088,953	$2,959,183

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$1,044,699	$947,858
Interest Bearing Deposits	1,600,755	1,583,998
Total Deposits	2,645,454	2,531,856

Short-Term Borrowings	6,404	13,541
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	6,514	8,568
Other Liabilities	50,678	49,744
Total Liabilities	2,761,937	2,656,596

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,771,544 and 16,747,571 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	168	167
Additional Paid-In Capital	32,092	31,058
Retained Earnings	322,937	300,177
Accumulated Other Comprehensive Loss, Net of Tax	(28,181)	(28,815)
Total Shareowners’ Equity	327,016	302,587
Total Liabilities and Shareowners’ Equity	$3,088,953	$2,959,183

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2019	2018	2017
INTEREST INCOME
Loans, including Fees	$94,215	$84,117	$75,717
Investment Securities:
Taxable	13,122	12,081	8,095
Tax Exempt	312	787	1,052
Funds Sold	5,187	2,410	2,066
Total Interest Income	112,836	99,395	86,930

INTEREST EXPENSE
Deposits	6,840	4,243	1,789
Short-Term Borrowings	109	110	82
Subordinated Notes Payable	2,287	2,167	1,634
Other Long-Term Borrowings	257	371	443
Total Interest Expense	9,493	6,891	3,948

NET INTEREST INCOME	103,343	92,504	82,982
Provision for Loan Losses	2,027	2,921	2,215
Net Interest Income After Provision for Loan Losses	101,316	89,583	80,767

NONINTEREST INCOME
Deposit Fees	19,472	20,093	20,335
Bank Card Fees	11,994	11,378	11,191
Wealth Management Fees	10,480	8,711	8,284
Mortgage Banking Fees	5,321	4,735	5,754
Other	5,786	6,648	6,182
Total Noninterest Income	53,053	51,565	51,746

NONINTEREST EXPENSE
Compensation	66,352	63,921	62,312
Occupancy, Net	18,436	18,503	17,837
Other Real Estate Owned, Net	546	(442)	1,135
Other	28,275	29,521	28,163
Total Noninterest Expense	113,609	111,503	109,447

INCOME BEFORE INCOME TAXES	40,760	29,645	23,066
Income Tax Expense	9,953	3,421	12,203

NET INCOME	$30,807	$26,224	$10,863

BASIC NET INCOME PER SHARE	$1.84	$1.54	$0.64
DILUTED NET INCOME PER SHARE	$1.83	$1.54	$0.64

Average Basic Common Shares Outstanding	16,770	17,029	16,952
Average Diluted Common Shares Outstanding	16,827	17,072	17,013

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in Thousands)	2019	2018	2017
NET INCOME	$30,807	$26,224	$10,863
Other comprehensive income (loss), before tax:
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale	3,790	(409)	(1,459)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	43	55	73
Total Investment Securities	3,833	(354)	(1,386)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	15	199	223
Reclassification adjustment for amortization of net loss	4,623	5,299	4,409
Current year actuarial loss	(7,642)	(815)	(3,470)
Total Benefit Plans	(3,004)	4,683	1,162
Other comprehensive income (loss), before tax:	829	4,329	(224)
Deferred tax (expense) benefit related to other comprehensive income	(195)	(1,100)	(14)
Other comprehensive income (loss), net of tax	634	3,229	(238)
TOTAL COMPREHENSIVE INCOME	$31,441	$29,453	$10,625

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

					Accumulated Other Comprehensive Loss, Net of Taxes

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings		Total
Balance, January 1, 2017	16,844,698	$168	$34,188	$267,037	$(26,225)	$275,168
Net Income		-	-	10,863	-	10,863
Other Comprehensive Loss, Net of Tax		-	-	-	(238)	(238)
Cash Dividends ($0.24 per share)		-	-	(4,071)	-	(4,071)
Stock Compensation Expense		-	1,502	-	-	1,502
Impact of Transactions Under Compensation Plans, net	144,253	2	984	-	-	986
Reclassification per Adoption of ASU No. 2018-02	-	-	-	5,581	(5,581)	-
Balance, December 31, 2017	16,988,951	170	36,674	279,410	(32,044)	284,210
Net Income	-	-	-	26,224	-	26,224
Other Comprehensive Income, Net of Tax	-	-	-	-	3,229	3,229
Cash Dividends ($0.32 per share)	-	-	-	(5,457)	-	(5,457)
Stock Compensation Expense	-	-	1,421	-	-	1,421
Impact of Transactions Under Compensation Plans, net	83,061	-	990	-	-	990
Repurchase of Common Stock	(324,441)	(3)	(8,027)	-	-	(8,030)
Balance, December 31, 2018	16,747,571	167	31,058	300,177	(28,815)	302,587
Net Income	-	-	-	30,807	-	30,807
Other Comprehensive Income, Net of Tax	-	-	-	-	634	634
Cash Dividends ($0.48 per share)	-	-	-	(8,047)	-	(8,047)
Stock Compensation Expense	-	-	1,569	-	-	1,569
Impact of Transactions Under Compensation Plans, net	100,973	1	1,270	-	-	1,271
Repurchase of Common Stock	(77,000)	-	(1,805)	-	-	(1,805)
Balance, December 31, 2019	16,771,544	$168	$32,092	$322,937	$(28,181)	$327,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$30,807	$26,224	$10,863
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	2,027	2,921	2,215
Depreciation	6,253	6,453	6,558
Amortization of Premiums, Discounts, and Fees, net	5,206	6,698	6,626
Originations of Loans Held-for-Sale	(232,259)	(177,742)	(191,978)
Proceeds From Sales of Loans Held-for-Sale	234,940	180,425	203,801
Net Gain From Sales of Loans Held-for-Sale	(5,321)	(4,735)	(5,754)
Stock Compensation	1,569	1,421	1,502
Net Tax Benefit from Stock Compensation	(14)	(41)	(223)
Deferred Income Taxes	1,225	4,837	7,576
Net Change in Operating Leases	90	-	-
Net Loss (Gain) on Sales and Write-Downs of Other Real Estate Owned	214	(935)	783
Impairment Loss on Premises (Hurricane Damage)	-	(1,213)	-
Proceeds From Insurance Claim for Operating Loss	268	-	-
Loss on Disposal of Premises and Equipment	30	87	276
Net Decrease in Other Assets	9,830	7,168	2,063
Net Decrease in Other Liabilities	(1,176)	(16,942)	(5,531)
Net Cash Provided By Operating Activities	53,689	34,626	38,777

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(92,186)	(102,428)	(98,861)
Payments, Maturities, and Calls	68,185	100,131	58,449
Securities Available for Sale:
Purchases	(119,685)	(132,895)	(163,469)
Payments, Maturities, and Calls	162,260	161,332	198,027
Purchase of Loans Held for Investment	(25,256)	(26,070)	(44,083)
Net Increase in Loans	(39,608)	(98,068)	(51,625)
Proceeds From Insurance Claims on Premises	814	663	-
Proceeds From Sales of Other Real Estate Owned	2,360	4,774	8,031
Purchases of Premises and Equipment, net	(3,759)	(1,458)	(3,997)
Net Cash Used In Investing Activities	(46,875)	(94,019)	(97,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	113,598	61,979	57,591
Net (Decrease) Increase in Short-Term Borrowings	(7,497)	2,551	(2,489)
Repayment of Other Long-Term Borrowings	(1,694)	(1,889)	(3,694)
Dividends Paid	(8,047)	(5,457)	(4,071)
Payments to Repurchase Common Stock	(1,805)	(8,030)	-
Issuance of Common Stock Under Compensation Plans	1,054	797	809
Net Cash Provided By Financing Activities	95,609	49,951	48,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,423	(9,442)	(10,605)

Cash and Cash Equivalents at Beginning of Year	276,000	285,442	296,047
Cash and Cash Equivalents at End of Year	$378,423	$276,000	$285,442

Supplemental Cash Flow Disclosures:
Interest Paid	$9,521	$6,879	$3,952
Income Taxes Paid	$6,255	$157	$6,514

Noncash Investing and Financing Activities:
Loans and Premises Transferred to Other Real Estate Owned	$1,298	$2,140	$2,384

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1

SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Capital City Bank Group, Inc. (“CCBG”) provides a full range of banking and banking-related services to individual and corporate clients through its subsidiary, Capital City Bank, with banking offices located in Florida, Georgia, and Alabama.  The Company is subject to competition from other financial institutions, is subject to regulation by certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The consolidated financial statements include the accounts of CCBG and its wholly owned subsidiary, Capital City Bank (“CCB”  or the “Bank”  and together with CCBG, the “Company”).  All material inter-company transactions and accounts have been eliminated in consolidation.

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provide the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.  The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities (“VIE’s”) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  Two of CCBG's wholly owned subsidiaries, CCBG Capital Trust I (established November 1, 2004) and CCBG Capital Trust II (established May 24, 2005) are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Acquisition

On March 1, 2020, we acquired a 51% equity interest in Brand Mortgage, LLC, headquartered in Lawrenceville, Georgia.  The company is an innovative provider of mortgage banking services doing business in 10 states around the Southeast.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these required reserve balances for the years ended December 31, 2019 and 2018 were $29.7 million and $23.3 million, respectively.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired.  In accordance with FASB ASC Topic 350, the Company determined it has one goodwill reporting unit.  Goodwill is tested for impairment annually during the fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  See Note 6 – Goodwill for additional information.

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

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”), was signed into law.  Among other things, the Act reduced the Company's corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, the Company was required to re-measure as of December 31, 2017, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled.  Further discussion is provided in Note 11 – Income Taxes.

The Company files a consolidated federal income tax return and each subsidiary files a separate state income tax return.

Earnings Per Common Share

Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock.  Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method.  A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 14 — Earnings Per Share.

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

Leases

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

Accounting Standard Updates

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.” ASU 2016-13 along with several other subsequent codification updates related to accounting for credit losses, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The Company has developed a new expected credit loss estimation model and is in the process of finalizing the execution of its implementation controls and processes.  During the first quarter of 2020, final approval will be obtained for the policies and procedures that govern the credit loss estimation process and the initial one-time cumulative effect adjustment to retained earnings.

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

ASU 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20: Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.  ASU 2018-14 removes the disclosure requirements to include amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer.  It also adds the requirement to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  ASU 2018-14 is effective for the Company January 1, 2021.  The Company is currently evaluating the potential impact of ASU 2018-14 on its financial statements and related disclosures.

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

ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation when there is a loss from continuing operations or a gain from other items and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.   ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  ASU 2019-12 is effective for the Company January 1, 2021.  The Company is currently evaluating the potential impact of ASU 2019-12 on its financial statements and related disclosures.

Note 2
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale and held-to-maturity were as follows:
	2019				2018
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(Dollars in Thousands)	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$231,996	$849	$67	$232,778	$264,298	$167	$2,616	$261,849
U.S. Government Agency	155,706	697	325	156,078	133,201	520	515	133,206
States and Political Subdivisions	6,310	9	-	6,319	42,509	-	144	42,365
Mortgage-Backed Securities	693	80	-	773	903	40	-	943
Equity Securities(1)	7,653	-	-	7,653	7,794	-	-	7,794
Total	$402,358	$1,635	$392	$403,601	$448,705	$727	$3,275	$446,157

Held to Maturity
U.S. Government Treasury	$20,036	$15	$9	$20,042	$35,088	$-	$477	$34,611
States and Political Subdivisions	1,376	-	-	1,376	6,512	-	26	6,486
Mortgage-Backed Securities	218,127	2,064	180	220,011	175,720	220	2,624	173,316
Total	$239,539	$2,079	$189	$241,429	$217,320	$220	$3,127	$214,413

Total Investment Securities	$641,897	$3,714	$581	$645,030	$666,025	$947	$6,402	$660,570

(1)     Includes Federal Home Loan Bank and Federal Reserve Bank recorded at cost of $2.9 million and $4.8 million, respectively, at December 31, 2019 and Federal Home Loan Bank and Federal Reserve Bank recorded at cost of $3.0 million and $4.8 million, respectively, at December 31, 2018.

Securities with an amortized cost of $353.8 million and $319.6 million at December 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At December 31, 2019, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
	Amortized	Market	Amortized	Market
(Dollars in Thousands)	Cost	Value	Cost	Value
Due in one year or less	$134,339	$134,331	$16,406	$16,397
Due after one through five years	103,967	104,766	5,006	5,021
Mortgage-Backed Securities	693	773	218,127	220,011
U.S. Government Agency	155,706	156,078	-	-
Equity Securities	7,653	7,653	-	-
Total	$402,358	$403,601	$239,539	$241,429

Unrealized Losses. The following table summarizes the investment securities with unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Available for Sale
U.S. Government Treasury	$9,955	$-	$93,310	$67	$103,265	$67
U.S. Government Agency	36,361	244	17,364	81	53,725	325
States and Political Subdivisions	578	-	-	-	578	-
Mortgage-Backed Securities	8	-	-	-	8	-
Total	46,902	244	110,674	148	157,576	392

Held to Maturity
U.S. Government Treasury	-	-	15,022	9	15,022	9
States and Political Subdivisions	1,033	-	-	-	1,033	-
Mortgage-Backed Securities	22,581	42	16,027	138	38,608	180
Total	$23,614	$42	$31,049	$147	$54,663	$189

December 31, 2018
Available for Sale
U.S. Government Treasury	$28,420	$80	$193,501	$2,536	$221,921	$2,616
U.S. Government Agency	53,237	271	28,735	244	81,972	515
States and Political Subdivisions	8,243	12	31,417	132	39,660	144
Mortgage-Backed Securities	10	-	-	-	10	-
Total	89,910	363	253,653	2,912	343,563	3,275

Held to Maturity
U.S. Government Treasury	-	-	34,612	477	34,612	477
States and Political Subdivisions	204	-	6,281	26	6,485	26
Mortgage-Backed Securities	51,327	389	84,705	2,235	136,032	2,624
Total	$51,531	$389	$125,598	$2,738	$177,129	$3,127

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

At December 31, 2019, there were 189 positions (combined AFS and HTM) with unrealized losses totaling $0.6 million.  24 of these positions were U.S. government treasury securities guaranteed by the U.S. government.  64 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities.  The remaining 101 securities are direct obligations of the U.S. government (95) and municipal bonds (6). Municipal bonds are relatively short-term in nature (less than 5 years), and hold a minimum rating of A+, with over 80% of our municipal bond portfolio pre-refunded or escrowed to maturity with U.S. government securities. Because the declines in the market value of these securities are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Note 3

LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio at December 31 was as follows:

(Dollars in Thousands)	2019	2018
Commercial, Financial and Agricultural	$255,365	$233,689
Real Estate – Construction	115,018	89,527
Real Estate – Commercial Mortgage	625,556	602,061
Real Estate – Residential(1)	361,450	342,215
Real Estate – Home Equity	197,360	210,111
Consumer(2)	281,180	296,622
Loans, Net of Unearned Income	$1,835,929	$1,774,225

(1)  Includes loans in process with outstanding balances of $8.3 million and $9.2 million for 2019 and 2018, respectively.

(2)  Includes overdraft balances of $1.6 million for 2019 and 2018.

Net deferred costs included in loans were $1.8 million at December 31, 2019 and $1.5 million at December 31, 2018.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans at December 31:

	2019		2018
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$446	$-	$267	$-
Real Estate – Construction	-	-	722	-
Real Estate – Commercial Mortgage	1,434	-	2,860	-
Real Estate – Residential	1,392	-	2,119	-
Real Estate – Home Equity	797	-	584	-
Consumer	403	-	320	-
Total Nonaccrual Loans	$4,472	$-	$6,872	$-

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans at December 31,

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
2019
Commercial, Financial and Agricultural	$489	$191	$-	$680	$254,239	$255,365
Real Estate – Construction	300	10	-	310	114,708	115,018
Real Estate – Commercial Mortgage	148	84	-	232	623,890	625,556
Real Estate – Residential	629	196	-	825	359,233	361,450
Real Estate – Home Equity	155	20	-	175	196,388	197,360
Consumer	2,000	649	-	2,649	278,128	281,180
Total Past Due Loans	$3,721	$1,150	$-	$4,871	$1,826,586	$1,835,929

2018
Commercial, Financial and Agricultural	$104	$58	$-	$162	$233,260	$233,689
Real Estate – Construction	489	-	-	489	88,316	89,527
Real Estate – Commercial Mortgage	124	-	-	124	599,077	602,061
Real Estate – Residential	745	627	-	1,372	338,724	342,215
Real Estate – Home Equity	512	124	-	636	208,891	210,111
Consumer	1,661	313	-	1,974	294,328	296,622
Total Past Due Loans	$3,635	$1,122	$-	$4,757	$1,762,596	$1,774,225

(1) Total Loans include nonaccrual loans of $4.5 million for 2019 and $6.9 million for 2018.

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2019
Beginning Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210
Provision for Loan Losses	664	371	(1,129)	(301)	178	2,244	2,027
Charge-Offs	(768)	(281)	(214)	(400)	(430)	(2,878)	(4,971)
Recoveries	345	-	578	429	175	1,112	2,639
Net Charge-Offs	(423)	(281)	364	29	(255)	(1,766)	(2,332)
Ending Balance	$1,675	$370	$3,416	$3,128	$2,224	$3,092	$13,905

2018
Beginning Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307
Provision for Loan Losses	428	139	(223)	331	137	2,109	2,921
Charge-Offs	(644)	(7)	(315)	(780)	(533)	(2,395)	(4,674)
Recoveries	459	26	373	643	191	964	2,656
Net Charge-Offs	(185)	19	58	(137)	(342)	(1,431)	(2,018)
Ending Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210

2017
Beginning Balance	$1,198	$168	$4,315	$3,445	$2,297	$2,008	$13,431
Provision for Loan Losses	1,037	(96)	542	(444)	180	996	2,215
Charge-Offs	(1,357)	-	(685)	(411)	(190)	(2,193)	(4,836)
Recoveries	313	50	174	616	219	1,125	2,497
Net Charge-Offs	(1,044)	50	(511)	205	29	(1,068)	(2,339)
Ending Balance	$1,191	$122	$4,346	$3,206	$2,506	$1,936	$13,307

The following table details the amount of the allowance for loan losses by portfolio class at December 31, disaggregated on the basis of the Company’s impairment methodology:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2019
Period-end amount
Allocated to:
Loans Individually
Evaluated for Impairment	$121	$-	$533	$678	$378	$2	$1,712
Loans Collectively
Evaluated for Impairment	1,554	370	2,883	2,450	1,846	3,090	12,193
Ending Balance	$1,675	$370	$3,416	$3,128	$2,224	$3,092	$13,905

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

The Company’s recorded investment in loans as of December 31 related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
2019
Individually Evaluated
for Impairment	$727	$-	$11,957	$8,633	$1,673	$71	$23,061
Collectively Evaluated
for Impairment	254,638	115,018	613,599	352,817	195,687	281,109	1,812,868
Total	$255,365	$115,018	$625,556	$361,450	$197,360	$281,180	$1,835,929

2018
Individually Evaluated
for Impairment	$873	$781	$12,650	$10,593	$2,210	$88	$27,195
Collectively Evaluated
for Impairment	232,816	88,746	589,411	331,622	207,901	296,534	1,747,030
Total	$233,689	$89,527	$602,061	$342,215	$210,111	$296,622	$1,774,225

2017
Individually Evaluated
for Impairment	$1,378	$361	$19,280	$12,871	$3,332	$113	$37,335
Collectively Evaluated
for Impairment	216,788	77,605	516,427	299,035	226,181	280,121	1,616,157
Total	$218,166	$77,966	$535,707	$311,906	$229,513	$280,234	$1,653,492

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

The following table presents loans individually evaluated for impairment by class of loans at December 31:

	Unpaid	Recorded	Recorded
	Principal	Investment	Investment	Related
(Dollars in Thousands)	Balance	With No Allowance	With Allowance	Allowance
2019
Commercial, Financial and Agricultural	$727	$146	$581	$121
Real Estate – Construction	-	-	-	-
Real Estate – Commercial Mortgage	11,957	4,735	7,222	533
Real Estate – Residential	8,633	1,764	6,869	678
Real Estate – Home Equity	1,673	255	1,418	378
Consumer	71	36	35	2
Total	$23,061	$6,936	$16,125	$1,712

2018
Commercial, Financial and Agricultural	$873	$101	$772	$118
Real Estate – Construction	781	459	322	52
Real Estate – Commercial Mortgage	12,650	2,384	10,266	1,026
Real Estate – Residential	10,593	1,482	9,111	919
Real Estate – Home Equity	2,210	855	1,355	289
Consumer	88	49	39	1
Total	$27,195	$5,330	$21,865	$2,405

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

The following table summarizes the average recorded investment and interest income recognized for each of the last three years by class of impaired loans:

	2019		2018		2017
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in Thousands)	Investment	Income	Investment	Income	Investment	Income
Commercial, Financial and Agricultural	$975	$65	$1,123	$87	$1,117	$48
Real Estate – Construction	340	1	729	3	339	4
Real Estate – Commercial Mortgage	12,536	550	17,463	653	21,682	911
Real Estate – Residential	9,296	495	11,890	550	14,261	683
Real Estate – Home Equity	2,131	78	2,714	98	3,290	108
Consumer	80	7	99	7	141	8
Total	$25,358	$1,196	$34,018	$1,398	$40,830	$1,762

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

The following table presents the risk category of loans by segment at December 31:

	Commercial,
	Financial,			Total
(Dollars in Thousands)	Agriculture	Real Estate	Consumer	Loans
2019
Pass	$254,434	$1,267,555	$280,121	$1,802,110
Special Mention	218	12,753	-	12,971
Substandard	713	19,076	1,059	20,848
Doubtful	-	-	-	-
Total Loans	$255,365	$1,299,384	$281,180	$1,835,929

2018
Pass	$232,417	$1,211,451	$295,888	$1,739,756
Special Mention	479	11,048	54	11,581
Substandard	793	21,415	680	22,888
Doubtful	-	-	-	-
Total Loans	$233,689	$1,243,914	$296,622	$1,774,225

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

The following table presents loans classified as TDRs at December 31:

	2019		2018
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$495	$55	$873	$-
Real Estate – Construction	-	-	59	-
Real Estate – Commercial Mortgage	7,787	176	9,910	1,239
Real Estate – Residential	7,083	379	9,234	1,222
Real Estate – Home Equity	1,452	105	1,920	179
Consumer	71	-	88	-
Total TDRs	$16,888	$715	$22,084	$2,640

For TDRs, the Company estimated $1.5 million and $2.3 million of impaired loan loss reserves for these loans at December 31, 2019 and December 31, 2018, respectively.

Loans classified as TDRs during 2019, 2018, and 2017 are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.  The financial impact of these modifications was not material.

	2019		2018		2017
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	1	$58	1	$230	1	$22
Real Estate – Construction	-	-	-	-	1	65
Real Estate – Commercial Mortgage	2	218	1	228	1	70
Real Estate – Residential	2	162	2	108	2	283
Real Estate – Home Equity	2	56	2	110	4	203
Consumer	-	-	-	-	-	-
Total TDRs	7	$494	6	$676	9	$643

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

The following table provides information on how TDRs were modified during the periods included.

	2019		2018		2017
	Number	Post-Modified	Number	Post-Modified	Number	Post-Modified
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Extended amortization	-	$-	2	$303	1	$70
Interest rate adjustment	1	25	1	33	3	302
Extended amortization and
interest rate adjustment	6	469	1	27	4	249
Principal Moratorium	-	-	2	313	-	-
Other	-	-	-	-	1	22
Total TDRs	7	$494	6	$676	9	$643

The following table presents loans classified as TDRs for which there was a payment default and the loans were modified within the twelve months prior to default.

	2019		2018		2017
	Number		Number		Number
	of	Recorded	of	Recorded	of	Recorded
(Dollars in Thousands)	Contracts	Investment(1)	Contracts	Investment(1)	Contracts	Investment(1)
Commercial, Financial and Agricultural	-	$-	-	$-	-	$-
Real Estate – Construction	-	-	-	-	-	-
Real Estate – Commercial Mortgage	-	-	-	-	-	-
Real Estate – Residential	-	-	1	76	-	-
Total TDRs	-	$-	1	$76	-	$-

(1) Recorded investment reflects charge-offs and additional funds advanced at time of restructure, if applicable.

Note 4

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31 was as follows:

(Dollars in Thousands)	2019	2018
Land	$23,594	$23,697
Buildings	110,774	109,711
Fixtures and Equipment	47,814	45,572
Total	182,182	178,980
Accumulated Depreciation	(97,639)	(91,790)
Premises and Equipment, Net	$84,543	$87,190

Depreciation expense for the above premises and equipment was approximately $6.3 million in 2019 and $6.5 million in 2018.

Note 5

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

The Company’s operating leases primarily relate to banking offices with remaining lease terms from one to nine years.  The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of Topic 842.  Operating leases with an initial term of 12 months or less are not recorded on the consolidated statements of financial condition and the related lease expense is recognized on a straight-line basis over the lease term.  At December 31, 2019, the operating lease ROU assets and liabilities were $1.7 million and $2.5 million, respectively.  The Company does not have any finance leases or any significant lessor agreements.

The table below summarizes our lease expense and other information related to the Company’s operating leases:

Year Ended
(Dollars in Thousands)	2019
Operating lease expense	$325
Short-term lease expense	120
Total lease expense	$445

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$331
Right-of-use assets obtained in exchange for new operating lease liabilities	1,739

Weighted-average remaining lease term — operating leases (in years)	6.8
Weighted-average discount rate — operating leases	2.9%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in Thousands)	December 31, 2019
2020	$458
2021	424
2022	417
2023	398
2024	382
2025 and thereafter	703
Total	$2,782
Less: Interest	(269)
Present Value of Lease liability	$2,513

At December 31, 2019, the Company had two additional operating lease obligations for banking offices (to be constructed) that have not yet commenced.  The first lease has payments totaling $1.4 million based on the initial contract term of 10 years and the second lease has payments totaling $2.3 million based on the initial contract term of 15 years.  Payments for the banking offices are expected to commence after the construction periods end, which are expected to occur during the second quarter of 2020 and fourth quarter of 2020, respectively.

A related party is the lessor in an operating lease with the Company.  The Company’s minimum payment is $0.2 million annually through 2024, for an aggregate remaining obligation of $1.0 million at December 31, 2019.

Note 6

GOODWILL

At December 31, 2019 and December 31, 2018, the Company had goodwill of $84.8 million.  Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist.  Testing allows for a qualitative assessment of goodwill impairment indicators.  If the assessment indicates that impairment has more than likely occurred, the Company must compare the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment charge is recorded equal to the excess.

During the fourth quarter of 2019, the Company performed its annual goodwill impairment testing and determined that no goodwill impairment existed at December 31, 2019.  The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Note 7

OTHER REAL ESTATE OWNED

The following table presents other real estate owned activity at December 31,

(Dollars in Thousands)	2019	2018	2017
Beginning Balance	$2,229	$3,941	$10,638
Additions	1,298	2,140	2,384
Valuation Write-Downs	(300)	(1,046)	(1,318)
Sales	(2,274)	(2,793)	(7,496)
Other	-	(13)	(267)
Ending Balance	$953	$2,229	$3,941

Net expenses applicable to other real estate owned for the three years ended December 31, was as follows:

(Dollars in Thousands)	2019	2018	2017
Gains from the Sale of Properties	$(244)	$(2,288)	$(1,054)
Losses from the Sale of Properties	159	307	518
Rental Income from Properties	(4)	(12)	(76)
Property Carrying Costs	335	505	429
Valuation Adjustments	300	1,046	1,318
Total	$546	$(442)	$1,135

At December 31, 2019, the Company had $0.6 million of loans secured by residential real estate in the process of foreclosure.

Note 8

DEPOSITS

The composition of the Company's interest bearing deposits at December 31 was as follows:

(Dollars in Thousands)	2019	2018
NOW Accounts	$902,499	$867,209
Money Market Accounts	217,839	237,739
Savings Deposits	374,396	358,306
Time Deposits	106,021	120,744
Total Interest Bearing Deposits	$1,600,755	$1,583,998

At December 31, 2019 and 2018, $1.6 million in overdrawn deposit accounts were reclassified as loans.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $7.0 million and $6.5 million at December 31, 2019 and December 31, 2018, respectively.

At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)	2019
2020	$87,805
2021	10,598
2022	4,238
2023	1,803
2024 and thereafter	1,577
Total	$106,021

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2019	2018	2017
NOW Accounts	$5,502	$3,152	$1,094
Money Market Accounts	946	675	252
Savings Deposits	182	172	159
Time Deposits < $250,000	201	234	274
Time Deposits > $250,000	9	10	10
Total	$6,840	$4,243	$1,789

Note 9

SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings(2)
2019
Balance at December 31	$-	$6,065	$339
Maximum indebtedness at any month end	-	9,141	3,746
Daily average indebtedness outstanding	47	6,180	3,047
Average rate paid for the year	2.85%	0.91%	1.73%
Average rate paid on period-end borrowings	-%	0.46%	4.11%

2018
Balance at December 31	$-	$10,092	$3,449
Maximum indebtedness at any month end	-	10,092	10,044
Daily average indebtedness outstanding	20	7,951	3,021
Average rate paid for the year	2.41%	0.49%	2.31%
Average rate paid on period-end borrowings	-%	0.88%	1.61%

2017
Balance at December 31	$-	$7,272	$208
Maximum indebtedness at any month end	-	7,272	6,218
Daily average indebtedness outstanding	7	7,266	2,654
Average rate paid for the year	1.60%	0.10%	2.79%
Average rate paid on period-end borrowings	-%	0.15%	6.13%

(1) Balances are fully collateralized by government treasury or agency securities held in the Company's investment portfolio.
(2) Comprised of FHLB advances.

Note 10

LONG-TERM BORROWINGS

Federal Home Loan Bank Advances.  FHLB long-term advances totaled $5.0 million at December 31, 2019 and $6.5 million at December 31, 2018.  The advances mature at varying dates from 2021 through 2025 and had a weighted-average rate of 3.13% and 2.99% at December 31, 2019 and 2018, respectively.  The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.  Interest on the FHLB advances is paid on a monthly basis.

Note Payable.  Long-term note payable totaled $1.5 million at December 31, 2019 and $2.1 million at December 31, 2018.  The note matures on March 30, 2027.  Interest is payable quarterly on the note equal to the prime interest rate which is adjusted quarterly.  A principal payment of $0.3 million is required on an annual basis.

Scheduled minimum future principal payments on our other long-term borrowings at December 31 were as follows:

(Dollars in Thousands)	2019
2020	$1,238
2021	1,201
2022	2,891
2023	553
2024	495
2025 and thereafter	136
Total	$6,514

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

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods.  Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.  At December 31, 2019, the Company has paid all interest payments in full.

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

Note 11

INCOME TAXES

The provision for income taxes reflected in the statements of comprehensive income is comprised of the following components:

(Dollars in Thousands)	2019	2018	2017
Current:
Federal	$8,481	$(1,617)	$5,792
State	247	201	140
	8,728	(1,416)	5,932
Deferred:
Federal	(680)	3,620	1,232
State	1,913	1,285	974
Expense Due to Enactment of Federal Tax Reform	-	-	4,066
Change in Valuation Allowance	(8)	(68)	(1)
	1,225	4,837	6,271
Total:
Federal	7,801	2,003	7,024
State	2,160	1,486	1,114
Expense Due to Enactment of Federal Tax Reform	-	-	4,066
Change in Valuation Allowance	(8)	(68)	(1)
Total	$9,953	$3,421	$12,203

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act 2017 (the “Act”), was signed into law.  Among other things, the Act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, we were required to re-measure, through 2017 income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  The Company’s 2017 financial results reflected the income tax effects of the Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. The Company recorded a provisional amount of $4.1 million tax expense for the impact of the re-measurement of its deferred tax inventory.  No adjustments to the provisional amounts were recorded during the one year measurement period ended December 22, 2018.

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 to pre-tax income as a result of the following:

(Dollars in Thousands)	2019	2018	2017
Tax Expense at Federal Statutory Rate	$8,560	$6,225	$8,074
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(425)	(494)	(805)
2017 Provision to Return - Impact of Federal Tax Reform	-	(3,590)	-
State Taxes, Net of Federal Benefit	1,342	1,174	724
Other	294	348	439
Change in Valuation Allowance	(8)	(68)	(1)
Tax-Exempt Cash Surrender Value Life Insurance Benefit	(175)	(174)	(294)
Expense Due to Reduction of Florida Corporate Income Tax Rate	365	-	-
Expense Due to Enactment of Federal Tax Reform	-	-	4,066
Actual Tax Expense	$9,953	$3,421	$12,203

In connection with filing its 2017 income tax returns, the Company recorded a permanent net income tax benefit of $3.6 million.   This benefit was a result of deductions claimed on the Company's 2017 income tax returns, partially offset by repricing of its current and deferred income tax position associated with the Tax Cuts and Jobs Act of 2017.

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2019 and 2018 are as follows:

(Dollars in Thousands)	2019	2018
Deferred Tax Assets Attributable to:
Allowance for Loan Losses	$3,525	$3,602
Accrued Pension/SERP	9,863	9,102
State Net Operating Loss and Tax Credit Carry-Forwards	2,834	4,532
Other Real Estate Owned	957	1,270
Accrued SERP Liability	2,094	1,869
Lease Liability	637	-
Other	2,485	3,101
Total Deferred Tax Assets	$22,395	$23,476

Deferred Tax Liabilities Attributable to:
Depreciation on Premises and Equipment	$3,870	$3,970
Deferred Loan Fees and Costs	2,445	2,356
Intangible Assets	3,290	3,232
Accrued Pension Liability	4,585	5,001
Right of Use Asset	441	-
Investments	469	469
Other	284	4
Total Deferred Tax Liabilities	15,384	15,032
Valuation Allowance	1,680	1,688
Net Deferred Tax Asset	$5,331	$6,756

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of certain state net operating loss carry-forwards and certain state tax credit carry-forwards expected to expire prior to utilization, will be realized.  Accordingly, a valuation allowance of $1.7 million is recorded at December 31, 2019.  At December 31, 2019, the Company had state loss and tax credit carry-forwards of approximately $2.8 million, which expire at various dates from 2020 through 2039.

The Company had no unrecognized tax benefits at December 31, 2019, December 31, 2018, and December 31, 2017.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  There were no penalties and interest related to income taxes recorded in the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017.  There were no amounts accrued in the consolidated statements of financial condition for penalties and interest as of December 31, 2019 and 2018.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2016.

Note 12

STOCK-BASED COMPENSATION

At December 31, 2019, the Company had three stock-based compensation plans, consisting of the 2011 Associate Incentive Plan (“AIP”), the 2011 Associate Stock Purchase Plan (“ASPP”), and the 2011 Director Stock Purchase Plan (“DSPP”).  These plans, which were approved by the shareowners in April 2011, replaced substantially similar plans approved by the shareowners in 2004.  Total compensation expense associated with these plans for 2017 through 2019 was $2.0 million, $1.9 million, and $2.2 million, respectively.

AIP.  The AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the 2011 AIP there were 875,000 shares reserved for issuance.  In 2019, the Company, pursuant to the terms and conditions of the AIP, created the 2019 Incentive Plan (“2019 Plan”), under which all participants in the 2019 Plan were eligible to earn performance shares.  Awards under the 2019 Plan were tied to internally established performance goals.  At base level targets, the grant-date fair value of the shares eligible to be awarded in 2019 was approximately $1.0 million.  Approximately 75% of the award is in the form of stock and 25% in the form of a cash bonus.  For 2019, a total of 29,034 shares were eligible for issuance, but additional shares could be earned if performance exceeded established goals.  A total of 25,625 shares were earned for 2019.  The Company recognized expense of $0.9 million, $1.1 million, and $0.8 million for years ended 2019, 2018 and 2017, respectively.

Executive Long-Term Incentive Plan (“LTIP”).  In 2007, the Company established a Performance Share Unit Plan under the provisions of the AIP that allows William G. Smith, Jr., the Chairman, President, and Chief Executive Officer of CCBG, Inc. to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  At December 31, 2019, there were three LTIP agreements in place for the years 2017-2019.  The Company recognized $0.6 million, $0.3 million, and $0.6 million in expense for years 2019, 2018 and 2017, respectively, under these LTIP agreements.  In addition, the Company entered into similar LTIP agreements with Thomas A. Barron, the President of CCB for the years 2017-2019 that allows shares to be earned based on the compound annual growth rate in diluted earnings per share over a three-year period.  At December 31, 2019, there were three LTIP agreements in place for the years 2017-2019.  The Company recognized $0.2 million, $0.2, and $0.4 million in expense for years 2019, 2018 and 2017, respectively.  Shares issued under Mr. Barron’s LTIP plans were 10,460 in 2019, 9,810 in 2018 and 6,540 in 2017.  The Company also entered into a similar agreement with J. Kimbrough Davis, Chief Financial Officer of the Company, which is being phased in over a three-year period (2017-2019) that allows shares to be earned based on the compound annual growth rate in diluted earnings per share.  The Company recognized $0.4 million, $0.2 million, and $0.1 million in expense for the years ended 2019, 2018 and 2017, respectively, under this agreement.  Shares issued under Mr. Davis’s LTIP plan were 4,812 in 2019 and 2,406 in 2018.

After deducting the shares earned in 2019 under the AIP and LTIP, 359,761 shares remain eligible for issuance under the 2011 AIP.

DSPP.  The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.  Under the 2011 DSPP there were 150,000 shares reserved for issuance.  For 2019, the Company issued 15,332 shares and recognized approximately $38,000 in expense under the DSPP.  For 2018, the Company issued 14,470 shares and recognized approximately $35,000 in expense under the DSPP.  For 2017, the Company issued 10,340 shares under the DSPP and recognized approximately $22,000 in expense related to this plan.  At December 31, 2019, there are 18,578 shares eligible for issuance under the 2011 DSPP.

ASPP.  Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Under the 2011 ASPP there were 593,750 shares of common stock reserved for issuance.   For 2019, 27,304 shares were acquired and approximately $100,000 in expense was recognized under the ASPP.  For 2018, 19,503 shares were acquired and approximately $70,000 in expense was recognized under the ASPP.  For 2017, 28,874 shares were acquired under the ASPP and approximately $94,000 in expense was recognized related to this plan.  At December 31, 2019, 276,769 shares remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $3.61 for 2019.  For 2018 and 2017, the weighted average fair value purchase right granted was $3.57 and $3.28, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2019	2018	2017
Dividend yield	2.0%	1.4%	1.2%
Expected volatility	17.4%	18.7%	21.6%
Risk-free interest rate	2.3%	1.8%	0.9%
Expected life (in years)	0.5	0.5	0.5

Note 13

EMPLOYEE BENEFIT PLANS

Pension Plan

The Company sponsors a noncontributory pension plan covering substantially all of its associates.  Benefits under this plan generally are based on the associate's total years of service and average of the five highest years of compensation during the ten years immediately preceding their departure.  The Company’s general funding policy is to contribute amounts sufficient to meet minimum funding requirements as set by law and to ensure deductibility for federal income tax purposes.  On December 30, 2019, the plan was amended to remove plan eligibility for new associates hired after December 31, 2019.

The following table details on a consolidated basis the changes in benefit obligation, changes in plan assets, the funded status of the plan, components of pension expense, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2019	2018	2017
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$149,347	$165,084	$152,585
Service Cost	6,114	6,884	6,752
Interest Cost	6,178	5,661	5,750
Actuarial Loss (Gain)	25,715	(16,349)	10,877
Benefits Paid	(6,255)	(11,686)	(10,541)
Expenses Paid	(269)	(247)	(339)
Projected Benefit Obligation at End of Year	$180,830	$149,347	$165,084

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$134,535	$129,719	$113,813
Actual Return (Loss) on Plan Assets	28,635	(6,251)	16,786
Employer Contributions	5,000	23,000	10,000
Benefits Paid	(6,255)	(11,686)	(10,541)
Expenses Paid	(269)	(247)	(339)
Fair Value of Plan Assets at End of Year	$161,646	$134,535	$129,719

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$19,184	$14,812	$35,365

Accumulated Benefit Obligation at End of Year	$156,327	$130,477	$144,139

Components of Net Periodic Benefit Costs:
Service Cost	$6,114	$6,884	$6,752
Interest Cost	6,178	5,661	5,750
Expected Return on Plan Assets	(9,527)	(9,564)	(8,026)
Amortization of Prior Service Costs	15	199	223
Net Loss Amortization	3,862	3,673	3,812
Net Periodic Benefit Cost	$6,642	$6,853	$8,511

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	3.53%	4.43%	3.71%
Rate of Compensation Increase(1)	4.00%	4.00%	3.25%
Measurement Date	12/31/19	12/31/18	12/31/17

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.43%	3.71%	4.21%
Expected Return on Plan Assets	7.25%	7.25%	7.25%
Rate of Compensation Increase(1)	4.00%	3.25%	3.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	$6,606	$(533)	$2,117
Prior Service Cost	(15)	(199)	(223)
Net Loss	(3,862)	(3,673)	(3,812)
Deferred Tax (Benefit) Expense	(694)	1,118	5,898
Other Comprehensive Loss (Gain), net of tax	$2,035	$(3,287)	$3,980

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$37,235	$34,491	$38,698
Prior Service Cost	50	66	265
Deferred Tax Benefit	(9,451)	(8,757)	(9,876)
Accumulated Other Comprehensive Loss, net of tax	$27,834	$25,800	$29,087

(1) Effective 12/31/18, the Company utilized an age-graded approach that varies the rate based on the age of the participants.

The service cost component of net periodic benefit cost is reflected in compensation expense in the accompanying statements of income.  The other components of net periodic cost are included in “other” within the noninterest expense category in the statements of income.  See Note 1 – Significant Accounting Policies for additional information.

The Company expects to recognize $4.1 million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2019 as a component of net periodic benefit cost during 2020.

Plan Assets. The Company’s pension plan asset allocation at December 31, 2019 and 2018, and the target asset allocation for 2020 are as follows:

	Target	Percentage of Plan
	Allocation	Assets at December 31(1)
	2020	2019	2018
Equity Securities	65%	72%	67%
Debt Securities	30%	19%	21%
Cash and Cash Equivalents	5%	9%	12%
Total	100%	100%	100%

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

The major categories of assets in the Company’s pension plan at December 31 are presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 20 – Fair Value Measurements).

(Dollars in Thousands)	2019	2018
Level 1:
U.S. Treasury Securities	$907	$398
Mutual Funds	142,127	$112,131
Cash and Cash Equivalents	13,943	16,788

Level 2:
U.S. Government Agency	2,078	2,822
Corporate Notes/Bonds	2,591	2,396

Total Fair Value of Plan Assets	$161,646	$134,535

Expected Benefit Payments. At December 31, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)	2019
2020	$14,230
2021	13,551
2022	13,268
2023	13,089
2024	13,216
2025 through 2029	57,999
Total	$125,353

Contributions.  The following table details the amounts contributed to the pension plan in 2019 and 2018, and the expected amount to be contributed in 2020.

			Expected
			Contribution
(Dollars in Thousands)	2018	2019	2020(1)
Actual Contributions	$23,000	$5,000	$5,000

(1)  For 2020, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

(Dollars in Thousands)	2019	2018	2017
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$8,860	$7,285	$5,741
Interest Cost	349	227	191
Actuarial Loss	1,035	1,348	1,353
Projected Benefit Obligation at End of Year	$10,244	$8,860	$7,285

Funded Status of Plan and Accrued Liability Recognized at End of Year:

Other Liabilities	$10,244	$8,860	$7,285

Accumulated Benefit Obligation at End of Year	$8,778	$7,557	$6,485

Components of Net Periodic Benefit Costs:
Interest Cost	349	227	191
Net Loss Amortization	761	1,626	597
Net Periodic Benefit Cost	$1,110	$1,853	$788

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	3.16%	4.23%	3.53%
Rate of Compensation Increase(1)	4.00%	4.00%	3.25%
Measurement Date	12/31/19	12/31/18	12/31/17

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.23%	3.53%	3.92%
Rate of Compensation Increase(1)	3.50%	3.25%	3.25%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss	$1,035	$1,348	$1,353
Net Loss	(761)	(1,626)	(597)
Deferred Tax (Benefit) Expense	(70)	71	(77)
Other Comprehensive Loss (Gain), net of tax	$204	$(207)	$679

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss	$1,622	$1,348	$1,626
Deferred Tax Benefit	(411)	(341)	(412)
Accumulated Other Comprehensive Loss, net of tax	$1,211	$1,007	$1,214

(1) Effective 12/31/2018, the Company utilized an age-graded approach that varies the rate based on the age of the participants.

The Company expects to recognize approximately $1.0 million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2019 as a component of net periodic benefit cost during 2020.

Expected Benefit Payments. As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)	2019
2020	$4,059
2021	2,618
2022	2,478
2023	1,419
2024	211
2025 through 2029	-
Total	$10,785

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to contribute any amount, up to the maximum annual limit allowed by the IRS, of their compensation withheld in any plan year placed in the 401(k) Plan trust account.  Matching contributions of 50% from the Company are made up to 6% of the participant's compensation for eligible associates.  Further, in addition to the 50% match, all associates hired after December 31, 2019 will receive annually a contribution by the Company equal to 3% of their compensation.  For 2019, the Company made annual matching contributions of $0.7 million.  For 2017 and 2018, the Company made annual matching contributions of $0.6 million.  The participant may choose to invest their contributions into thirty-three investment options available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  Shares issued to participants have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2019, 2018 and 2017.

Note 14

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands)	2019	2018	2017
Numerator:
Net Income	$30,807	$26,224	$10,863

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	16,770	17,029	16,952
Effects of Dilutive Securities Stock Compensation Plans	57	43	61

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	16,827	17,072	17,013

Basic Earnings Per Share	$1.84	$1.54	$0.64
Diluted Earnings Per Share	$1.83	$1.54	$0.64

Note 15

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

Management believes, at December 31, 2019 and 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.  At December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables.  There are not conditions or events since the notification that management believes have changed the Bank’s category.  The Company and Bank’s actual capital amounts and ratios at December 31, 2019 and 2018 are presented in the following table.

					To Be Well-
					Capitalized Under
			Required		Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2019
Common Equity Tier 1:
CCBG	$273,676	14.47%	$85,131	4.50%	*	*
CCB	304,340	16.14%	84,867	4.50%	$122,585	6.50%

Tier 1 Capital:
CCBG	324,676	17.16%	113,509	6.00%	*	*
CCB	304,340	16.14%	113,156	6.00%	150,874	8.00%

Total Capital:
CCBG	338,582	17.90%	151,345	8.00%	*	*
CCB	318,245	16.87%	150,874	8.00%	188,593	10.00%

Tier 1 Leverage:
CCBG	324,676	11.25%	115,459	4.00%	*	*
CCB	304,340	10.57%	115,168	4.00%	143,960	5.00%

2018
Common Equity Tier 1:
CCBG	$249,774	13.58%	$82,748	4.50%	*	*
CCB	290,014	15.82%	82,503	4.50%	$119,172	6.50%

Tier 1 Capital:
CCBG	300,774	16.36%	110,331	6.00%	*	*
CCB	290,014	15.82%	110,005	6.00%	146,673	8.00%

Total Capital:
CCBG	314,984	17.13%	147,108	8.00%	*	*
CCB	304,224	16.59%	146,673	8.00%	183,341	10.00%

Tier 1 Leverage:
CCBG	300,774	10.89%	110,491	4.00%	*	*
CCB	290,014	10.53%	110,216	4.00%	137,770	5.00%

* Not applicable to bank holding companies.

Dividend Restrictions.  In the ordinary course of business, the Company is dependent upon dividends from its banking subsidiary to provide funds for the payment of dividends to shareowners and to provide for other cash requirements.  Banking regulations may limit the amount of dividends that may be paid.  Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Company’s banking subsidiary to fall below specified minimum levels.  Approval is also required if dividends declared exceed the net profits of the banking subsidiary for that year combined with the retained net profits for proceeding two years.  In 2020, the bank subsidiary may declare dividends without regulatory approval of $28.7 million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2020 up to the date of any such dividend declaration.

Note 16

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

The following table summarizes the tax effects for each component of other comprehensive income (loss) and includes separately the reclassification adjustment for investment securities and benefit plans:

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
2019
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale	$3,790	$(950)	$2,840
Amortization of losses on securities transferred from available for sale to
held to maturity	43	(11)	32
Total Investment Securities	3,833	(961)	2,872
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	15	(4)	11
Reclassification adjustment for amortization of net loss	4,623	(1,170)	3,453
Current year actuarial loss	(7,642)	1,940	(5,702)
Total Benefit Plans	(3,004)	766	(2,238)

Total Other Comprehensive Income	$829	$(195)	$634

2018
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale	$(409)	$103	$(306)
Amortization of losses on securities transferred from available for sale to
held to maturity	55	(14)	41
Total Investment Securities	(354)	89	(265)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	199	(50)	149
Reclassification adjustment for amortization of net loss	5,299	(1,346)	3,953
Current year actuarial loss	(815)	207	(608)
Total Benefit Plans	4,683	(1,189)	3,494

Total Other Comprehensive Income	$4,329	$(1,100)	$3,229

2017
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale	$(1,459)	$564	$(895)
Amortization of losses on securities transferred from available for sale to
held to maturity	73	(29)	44
Total Investment Securities	(1,386)	535	(851)
Benefit Plans:
Reclassification adjustment for amortization of prior service cost	223	(86)	137
Reclassification adjustment for amortization of net loss	4,409	(1,622)	2,787
Current year actuarial loss	(3,470)	1,159	(2,311)
Total Benefit Plans	1,162	(549)	613

Total Other Comprehensive Loss	$(224)	$(14)	$(238)

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2019	$(2,008)	$(26,807)	$(28,815)
Other comprehensive income (loss) during the period	2,872	(2,238)	634
Balance as of December 31, 2019	$864	$(29,045)	$(28,181)

Balance as of January 1, 2018	$(1,743)	$(30,301)	$(32,044)
Other comprehensive (loss) income during the period	(265)	3,494	3,229
Balance as of December 31, 2018	$(2,008)	$(26,807)	$(28,815)

Balance as of January 1, 2017	$(583)	$(25,642)	$(26,225)
Other comprehensive (loss) income during the period	(851)	613	(238)
Adoption of ASU No. 2018-02	(309)	(5,272)	(5,581)
Balance as of December 31, 2017	$(1,743)	$(30,301)	$(32,044)

Note 17

RELATED PARTY TRANSACTIONS

At December 31, 2019 and 2018, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $7.7 million and $8.6 million, respectively.  During 2019, $10.9 million in new loans were made and repayments totaled $11.8 million.  These loans were all current at year-end.

Deposits from certain directors, executive officers, and their related interests totaled $29.7 million and $37.9 million at December 31, 2019 and 2018, respectively.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which William G. Smith, Jr. has an interest.  The lease agreement with Smith Interests General Partnership L.L.P. provides for annual lease payments of approximately $177,000, to be adjusted for inflation in future years.

William G. Smith, III, the son of our Chairman, President and Chief Executive Officer, William G. Smith, Jr., is employed as a Vice President of Capital City Bank.  In 2019, William G. Smith, III’s total compensation (consisting of annual base salary, annual bonus, and stock-based compensation) was approximately $152,000.  His compensation was determined in accordance with our standard employment and compensation practices applicable to associates with similar responsibilities and positions.

Note 18

OTHER NONINTEREST EXPENSE

Components of other noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2019	2018	2017
Legal Fees	$1,722	$2,055	$1,933
Professional Fees	4,345	5,003	3,689
Telephone	2,645	2,224	2,405
Advertising	2,056	1,611	1,731
Processing Services	5,779	5,978	6,253
Insurance – Other	1,007	1,625	1,626
Pension – Other	1,642	1,828	2,565
Other	9,079	9,197	7,961
Total	$28,275	$29,521	$28,163

Note 19

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

	2019			2018
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$114,903	$404,345	$519,248	$94,572	$373,438	$468,010
Standby Letters of Credit	5,783	-	5,783	4,986	-	4,986
Total	$120,686	$404,345	$525,031	$99,558	$373,438	$472,996

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $0.4 million in 2019 and $0.5 million in 2018 and 2017.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2019, are as follows (dollars in millions):  2020, $0.5; 2021, $0.4; 2022, $0.4; 2023, $0.4, thereafter, $1.1.

Contingencies.  The Company is a party to lawsuits and claims arising out of the normal course of business.  In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International.  In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering.  Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company.  During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain.  Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.  Further information on the swap contract is contained within Note 20 below.  In September 2019, Visa increased the litigation reserve by $300 million and revised the conversion ratio for the Class B shares resulting in a $0.1 million payable due the counterparty under the swap contract.  Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Payments during 2019 totaled $624,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

Note 20

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

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.  At December 31, 2019, there were no amounts payable.

A summary of fair values for assets and liabilities at December 31 consisted of the following:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
2019
Securities Available for Sale:
U.S. Government Treasury	$232,778	$-	$-	$232,778
U.S. Government Agency	-	156,078	-	156,078
States and Political Subdivisions	-	6,319	-	6,319
Mortgage-Backed Securities	-	773	-	773
Equity Securities	-	7,653	-	7,653

2018
Securities Available for Sale:
U.S. Government Treasury	$261,849	$-	$-	$261,849
U.S. Government Agency	-	133,206	-	133,206
State and Political Subdivisions	-	42,365	-	42,365
Mortgage-Backed Securities	-	943	-	943
Equity Securities	-	7,794	-	7,794

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

Impaired Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Impaired collateral dependent loans had a carrying value of $6.6 million with a valuation allowance of $0.5 million at December 31, 2019 and $5.6 million and $0.8 million, respectively, at December 31, 2018.

Loans Held for Sale.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During 2019 and 2018, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and record valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

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

Loans.  The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based upon projected cash flows and estimated discount rates.  Pursuant to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, the values reported reflect the incorporation of a liquidity discount to meet the objective of “exit price” valuation.

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

A summary of estimated fair values of significant financial instruments at December 31 consisted of the following:

	2019
(Dollars in Thousands)	Carrying	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$60,087	$60,087	$-	$-
Short-Term Investments	318,336	318,336	-	-
Investment Securities, Available for Sale	403,601	232,778	170,823	-
Investment Securities, Held to Maturity	239,539	20,042	221,387	-
Loans Held for Sale	9,509	-	9,509	-
Equity Securities(1)	3,591	-	3,591	-
Loans, Net of Allowance for Loan Losses	1,822,024	-	-	1,804,930

LIABILITIES:
Deposits	$2,645,454	$-	$2,644,430	$-
Short-Term Borrowings	6,404	-	6,404	-
Subordinated Notes Payable	52,887	-	40,280	-
Long-Term Borrowings	6,514	-	6,623	-

(1) Not readily marketable securities are reflected in other assets.

	2018
(Dollars in Thousands)	Carrying	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$62,032	$62,032	$-	$-
Short-Term Investments	213,968	213,968	-	-
Investment Securities, Available for Sale	446,157	261,849	184,308	-
Investment Securities, Held to Maturity	217,320	34,611	179,802	-
Loans Held for Sale	6,869	-	6,869	-
Other Equity Securities	3,591	-	3,591	-
Loans, Net of Allowance for Loan Losses	1,760,015	-	-	1,730,161

LIABILITIES:
Deposits	$2,531,856	$-	$2,529,841	$-
Short-Term Borrowings	13,541	-	13,541	-
Subordinated Notes Payable	52,887	-	42,359	-
Long-Term Borrowings	8,568	-	7,879	-

All non-financial instruments are excluded from the above table.  The disclosures also do not include goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 21

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2019	2018
ASSETS
Cash and Due From Subsidiary Bank	$28,924	$19,053
Investment in Subsidiary Bank	359,577	344,714
Other Assets	5,884	5,440
Total Assets	$394,385	$369,207

LIABILITIES
Long-Term Borrowings	$1,500	$2,100
Subordinated Notes Payable	52,887	52,887
Other Liabilities	12,982	11,633
Total Liabilities	67,369	66,620

SHAREOWNERS’ EQUITY
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,771,544 and 16,747,571 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	168	167
Additional Paid-In Capital	32,092	31,058
Retained Earnings	322,937	300,177
Accumulated Other Comprehensive Loss, Net of Tax	(28,181)	(28,815)
Total Shareowners’ Equity	327,016	302,587
Total Liabilities and Shareowners’ Equity	$394,385	$369,207

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2019	2018	2017
OPERATING INCOME
Income Received from Subsidiary Bank:
Administrative Fees	$6,517	$5,700	$4,813
Dividends	19,000	15,000	12,000
Other Income	203	171	124
Total Operating Income	25,720	20,871	16,937

OPERATING EXPENSE
Salaries and Associate Benefits	3,928	3,679	3,783
Interest on Subordinated Notes Payable	2,381	2,286	1,761
Professional Fees	1,196	1,210	1,072
Advertising	157	106	130
Legal Fees	391	166	140
Other	1,711	2,170	1,338
Total Operating Expense	9,764	9,617	8,224
Earnings Before Income Taxes and Equity in Undistributed
Earnings of Subsidiary Bank	15,956	11,254	8,713
Income Tax (Benefit) Expense	(632)	(901)	166
Earnings Before Equity in Undistributed Earnings of Subsidiary Bank	16,588	12,155	8,547
Equity in Undistributed Earnings of Subsidiary Bank	14,219	14,069	2,316
Net Income	$30,807	$26,224	$10,863

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,807	$26,224	$10,863
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(14,219)	(14,069)	(2,316)
Stock Compensation	1,569	1,421	1,502
(Increase) Decrease in Other Assets	(445)	(327)	450
Increase in Other Liabilities	1,557	1,579	960
Net Cash Provided By Operating Activities	19,269	14,828	11,459

CASH FROM FINANCING ACTIVITIES:
Repayment of Long-Term Borrowings	(600)	(600)	(300)
Dividends Paid	(8,047)	(5,457)	(4,071)
Issuance of Common Stock Under Compensation Plans	1,054	797	809
Payments to Repurchase Common Stock	(1,805)	(8,030)	-
Net Cash Used In Financing Activities	(9,398)	(13,290)	(3,562)

Net Increase in Cash	9,871	1,538	7,897
Cash at Beginning of Year	19,053	17,515	9,618
Cash at End of Year	$28,924	$19,053	$17,515

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  At December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that at December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), at December 31, 2019.

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

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2019, and opined as to the effectiveness of internal control over financial reporting at December 31, 2019, as stated in its attestation report, which is included herein on page 112.

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

To the Shareowners and the Board of Directors of Capital City Bank Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital City Bank Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated March 5, 2020 expressed an unqualified opinion thereon.

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

March 5, 2020

Part III

Item 10.      Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the sections entitled “Proposal No. 1 – Election of Directors”,  “Corporate Governance at Capital City,” “Share Ownership” and “Board Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2020.

Item 11.     Executive Compensation

Incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2020.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

The 2011 Associate Incentive Plan, 2011 Associate Stock Purchase Plan, and 2011 Director Stock Purchase Plan were approved by the Registrant’s shareowners.  The following table provides certain information regarding the Registrant’s equity compensation plans.

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price	under equity compensation
	outstanding options, warrants	of outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Securities Holders	—	$—	655,108(1)
Equity Compensation Plans Not
Approved by Securities Holders	—	—	—
Total	—	$—	655,108

(1)

Consists of 359,761 shares available for issuance under our 2011 Associate Incentive Plan, 276,769 shares available for issuance under our 2011 Associate Stock Purchase Plan, and 18,578 shares available for issuance under our 2011 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2011 Associate Incentive Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2020.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the sections entitled “Transactions With Related Persons” and “Corporate Governance at Capital City” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2020.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Committee Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2020.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

        1.     Financial Statements

                Report of Independent Registered Public Accounting Firm

                 Consolidated Statements of Financial Condition at the End of Fiscal Years 2019 and 2018

                Consolidated Statements of Income for Fiscal Years 2019, 2018, and 2017

                Consolidated Statements of Comprehensive Income for Fiscal Years 2019, 2018, and 2017

Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2019, 2018, and 2017

                Consolidated Statements of Cash Flows for Fiscal Years 2019, 2018, and 2017

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

21                           Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2019.**

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

101.CAL               XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB               XBRL Taxonomy Extension Label Linkbase Document**

101.PRE                XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF                XBRL Taxonomy Extension Definition Linkbase Document**

*

Information required to be presented in Exhibit 11 is provided in Note 14 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

Item 16.    Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 5, 2020, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 5, 2020 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

/s/ J. Kimbrough Davis

J. Kimbrough Davis

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 5, 2020, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ Thomas A. Barron	/s/ J. Everitt Drew
Thomas A. Barron	J. Everitt Drew

/s/ Allan G. Bense	/s/ Eric Grant
Allan G. Bense	Eric Grant

/s/ Frederick Carroll, III	/s/ Laura Johnson
Frederick Carroll, III	Laura Johnson

/s/ Cader B. Cox, III	/s/ John G. Sample, Jr
Cader B. Cox, III	John G. Sample, Jr

/s/ Stanley W. Connally, Jr.	/s/ Robert Antoine
Stanley W. Connally, Jr	Robert Antoine

/s/ Marshall M. Criser, III	/s/ William G. Smith, Jr.
Marshall M. Criser, III	William G. Smith, Jr.