Form 10-Q
period 2020-03-31
CAPITAL CITY BANK GROUP INC
filed 2020-05-08
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At April 30, 2020, 16,811,781 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2020

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

•          the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and our business, results of operations and financial condition, including the impact of our participation in government programs related to COVID-19;

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

•          changes in accounting principles, policies, practices or guidelines;

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

•          the effect of corporate restructuring, acquisitions or dispositions, including the actual restructuring and other related charges and the failure to achieve the expected gains, revenue growth or expense savings from such corporate restructuring, acquisitions or dispositions;

•          the effects of natural disasters, harsh weather conditions (including hurricanes), widespread health emergencies, military conflict, terrorism or other geopolitical events;

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in Thousands)	2020	2019
ASSETS
Cash and Due From Banks	$72,676	$60,087
Federal Funds Sold and Interest Bearing Deposits	196,936	318,336
Total Cash and Cash Equivalents	269,612	378,423

Investment Securities, Available for Sale, at fair value	382,514	403,601
Investment Securities, Held to Maturity, (fair value of $257,929 and $241,429)	251,792	239,539
Total Investment Securities	634,306	643,140

Loans Held For Sale, at fair value	82,598	9,509

Loans Held for Investment	1,862,387	1,835,929
Allowance for Credit Losses	(21,083)	(13,905)
Loans Held for Investment, Net	1,841,304	1,822,024

Premises and Equipment, Net	87,684	84,543
Goodwill	89,275	84,811
Other Real Estate Owned	1,463	953
Other Assets	80,281	65,550
Total Assets	$3,086,523	$3,088,953

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$1,066,607	$1,044,699
Interest Bearing Deposits	1,478,978	1,600,755
Total Deposits	2,545,585	2,645,454

Short-Term Borrowings	76,516	6,404
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	5,896	6,514
Other Liabilities	70,044	50,678
Total Liabilities	2,750,928	2,761,937

Temporary Equity	7,088	-

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,811,781 and 16,771,544 shares
issued and outstanding at March 31, 2020 and December 31, 2019, respectively	168	168
Additional Paid-In Capital	32,100	32,092
Retained Earnings	321,772	322,937
Accumulated Other Comprehensive Loss, net of tax	(25,533)	(28,181)
Total Shareowners’ Equity	328,507	327,016
Total Liabilities and Shareowners' Equity	$3,086,523	$3,088,953

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2020	2019
INTEREST INCOME
Loans, including Fees	$23,593	$22,616
Investment Securities:
Taxable Securities	2,996	3,387
Tax Exempt Securities	19	126
Federal Funds Sold and Interest Bearing Deposits	757	1,593
Total Interest Income	27,365	27,722

INTEREST EXPENSE
Deposits	939	2,099
Short-Term Borrowings	132	35
Subordinated Notes Payable	471	608
Other Long-Term Borrowings	50	72
Total Interest Expense	1,592	2,814

NET INTEREST INCOME	25,773	24,908
Provision for Credit Losses	4,990	767
Net Interest Income After Provision For Credit Losses	20,783	24,141

NONINTEREST INCOME
Deposit Fees	5,015	4,775
Bank Card Fees	3,051	2,855
Wealth Management Fees	2,604	2,323
Mortgage Banking Revenues	3,030	993
Other	1,778	1,606
Total Noninterest Income	15,478	12,552

NONINTEREST EXPENSE
Compensation	19,736	16,349
Occupancy, Net	4,979	4,509
Other Real Estate Owned, Net	(798)	363
Other	7,052	6,977
Total Noninterest Expense	30,969	28,198

INCOME BEFORE INCOME TAXES	5,292	8,495
Income Tax Expense	1,282	2,059

NET INCOME	4,010	6,436
Net Loss Attributable to Noncontrolling Interests	277	-

NET INCOME ATTRIBUTABLE TO COMMON SHAREOWNERS	$4,287	$6,436

BASIC NET INCOME PER SHARE	$0.26	$0.38
DILUTED NET INCOME PER SHARE	$0.25	$0.38

Average Basic Shares Outstanding	16,808	16,791
Average Diluted Shares Outstanding	16,842	16,819

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in Thousands)	2020	2019
Net Income attributable to common shareowners	$4,287	$6,436
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	3,538	1,250
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	9	12
Total Investment Securities	3,547	1,262
Other comprehensive income, before tax	3,547	1,262
Deferred tax expense related to other comprehensive income	899	321
Other comprehensive income, net of tax	2,648	941
Total Comprehensive Income attributable to common shareowners	6,935	7,377

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
(Dollars In Thousands,	Shares	Common	Paid-In	Retained	Loss,
Except Share Data)	Outstanding	Stock	Capital	Earnings	Net of Taxes	Total
Balance, January 1, 2020	16,771,544	$168	$32,092	$322,937	$(28,181)	$327,016
Adoption of ASC 326 - See Note 1	-	-	-	(3,095)	-	(3,095)
Net Income	-	-	-	4,287	-	4,287
Other Comprehensive Income, net of tax	-	-	-	-	2,648	2,648
Cash Dividends ($0.1400 per share)	-	-	-	(2,357)	-	(2,357)
Repurchase of Common Stock	(33,074)	(1)	(707)	-	-	(708)
Stock Based Compensation	-	-	291	-	-	291
Stock Compensation Plan Transactions, net	73,311	1	424	-	-	425
Balance, March 31, 2020	16,811,781	$168	$32,100	$321,772	$(25,533)	$328,507

Balance, January 1, 2019	16,747,571	$167	$31,058	$300,177	$(28,815)	$302,587
Net Income	-	-	-	6,436	-	6,436
Other Comprehensive Income, net of tax	-	-	-	-	941	941
Cash Dividends ($0.1100 per share)	-	-	-	(1,850)	-	(1,850)
Stock Based Compensation	-	-	499	-	-	499
Stock Compensation Plan Transactions, net	64,889	1	372	-	-	373
Balance, March 31, 2019	16,812,460	$168	$31,929	$304,763	$(27,874)	$308,986

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,287	$6,436
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Credit Losses	4,990	767
Depreciation	1,623	1,612
Amortization of Premiums, Discounts and Fees, net	1,643	1,234
Originations of Loans Held-for-Sale	(150,840)	(38,698)
Proceeds From Sales of Loans Held-for-Sale	80,781	42,003
Net Gain From Sales of Loans Held-for-Sale	(3,030)	(993)
Stock Compensation	291	499
Net Tax Benefit From Stock-Based Compensation	(84)	(14)
Deferred Income Taxes	(511)	321
Net Change in Operating Leases	192	23
Net (Gain) Loss on Sales and Write-Downs of Other Real Estate Owned	(931)	215
Net Increase in Other Assets	(20,255)	(4,854)
Net Increase in Other Liabilities	26,646	6,689
Net Cash (Used In) Provided By Operating Activities	(55,198)	15,240

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(32,250)	(18,167)
Payments, Maturities, and Calls	19,370	8,953
Securities Available for Sale:
Purchases	(26,795)	(13,370)
Payments, Maturities, and Calls	50,347	30,784
Purchases of Loans Held for Investment	(2,756)	(14,706)
Net Increase in Loans Held for Investment	(22,191)	(9,461)
Net Cash Paid for Brand Acquisition	(2,405)	-
Proceeds from Insurance Claims on Premises	-	790
Proceeds From Sales of Other Real Estate Owned	1,155	639
Purchases of Premises and Equipment	(4,773)	(1,268)
Net Cash Used In Investing Activities	(20,298)	(15,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(99,869)	85,438
Net Increase (Decrease) in Short-Term Borrowings	70,018	(4,918)
Repayment of Other Long-Term Borrowings	(524)	(547)
Dividends Paid	(2,357)	(1,850)
Payments to Repurchase Common Stock	(708)	-
Issuance of Common Stock Under Purchase Plans	125	157
Net Cash (Used In) Provided By Financing Activities	(33,315)	78,280

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(108,811)	77,714

Cash and Cash Equivalents at Beginning of Period	378,423	276,000
Cash and Cash Equivalents at End of Period	$269,612	$353,714

Supplemental Cash Flow Disclosures:
Interest Paid	$1,562	$2,813

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$734	$527

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  BUSINESS AND BASIS OF PRESENTATION

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

The consolidated statement of financial condition at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Business Combination.  On March 1, 2020, CCB completed its acquisition of a 51% membership interest in Brand Mortgage Group, LLC (“Brand”) which is now operated as Capital City Home Loans (“CCHL”).  CCHL was consolidated into CCBG’s financial statements effective March 1, 2020.  Assets acquired totaled $52 million (consisting primarily of loans held for sale) and liabilities assumed totaled $42 million (consisting primarily of warehouse line borrowings).  The primary purpose of the acquisition was to gain access to an expanded residential mortgage product line-up and investor base (including a mandatory delivery channel for loan sales) and to generate other operational synergies and cost savings.  CCB made a $7.1 million cash payment for its 51% membership interest and entered into a buyout agreement for the remaining 49% noncontrolling interest resulting in temporary equity with a fair value of $7.4 million.  Goodwill totaling $4.5 million was recorded in connection with this acquisition.  Factors that contributed to the purchase price resulting in goodwill include Brand’s strong management team and expertise in the mortgage industry, historical record of earnings, and operational synergies created as part of the strategic alliance.  At March 31, 2020, temporary equity totaled $7.1 million and reflected a $0.3 net loss for March, 2020 attributable to noncontrolling interest.

Adoption of New Accounting Standard

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments).  In addition, ASC 326-30 provides a new credit loss model for available-for-sale debt securities.  The most significant change requires credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is not more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The adoption of ASC 326 (“CECL”) had an impact of $4.0 million ($3.3 million increase in the allowance for credit losses and $0.7 million increase in the allowance for unfunded loan commitments (liability account)) that was offset by a corresponding decrease in retained earnings of $3.1 million and $0.9 million increase in deferred tax assets.  The increase in the allowance for credit losses required under the ASC 326 generally reflected the impact of reserves calculated over the life of loan, and more specifically higher reserves required for longer duration loan portfolios, and the utilization of a longer historical look-back period in the calculation of loan loss rates (loss given default).  Upon analyzing the debt security portfolios, the Company determined that no allowance was required as these debt securities are government guaranteed treasuries or government agency-backed securities for which the risk of loss was deemed minimal.  Further, certain municipal debt securities held by the Company have been pre-refunded and secured by government guaranteed treasuries.

The following table illustrates the impact of adopting ASC 326 on January 1, 2020.

	As Reported		Impact of
	Under	Pre-ASC 326	ASC 326
(Dollars in Thousands)	ASC 326	Adoption	Adoption
Loans:
Commercial, Financial and Agricultural	2,163	1,675	488
Real Estate - Construction	672	370	302
Real Estate - Commercial Mortgage	4,874	3,416	1,458
Real Estate - Residential	4,371	3,128	1,243
Real Estate - Home Equity	2,598	2,224	374
Consumer, Other Loans and Overdrafts	2,496	3,092	(596)
Allowance for Credit Losses on Loans	17,174	13,905	3,269

Other Liabilities:
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures	$815	$157	$658

Significant Accounting Policy Changes

Upon adoption of ASC 326, the Company revised certain accounting policies for Investment Securities, Loans, and the Allowance for Credit Losses as detailed below.

In addition, certain accounting policies were revised upon the acquisition of Brand on March 1, 2020 and are also discussed in further detail below under the Mortgage Banking Activities section.

Investment Securities

Investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and ability to hold them until maturity.  Investment securities not classified as held-to-maturity or trading securities are classified as available-for-sale and carried at fair value.  The Company determines the appropriate classification of securities at the time of purchase.  For reporting and risk management purposes, we further segment investment securities by the issuer of the security which correlates to its risk profile: U.S. government treasury, U.S. government agency, state and political subdivisions, and mortgage-backed securities.  Certain equity securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are classified as available-for-sale and carried at cost.

Interest income includes amortization and accretion of purchase premiums and discounts.  Realized gains and losses are derived from the amortized cost of the security sold.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  Securities transferred from available-for-sale to held-to-maturity are recorded at amortized cost plus or minus any unrealized gain or loss at the time of transfer.  Any existing unrecognized gain or loss continues to be reported in accumulated other comprehensive income (net of tax) and amortized as an adjustment to interest income over the remaining life of the security.  Any existing allowance for credit loss is reversed at the time of transfer.  Subsequent to transfer, the allowance for credit losses on the transferred security is evaluated in accordance with the accounting policy for held-to-maturity securities.  Additionally, any allowance amounts reversed or established as part of the transfer are presented on a gross basis in the consolidated statement of income.

The accrual of interest is generally suspended on securities more than 90 days past due with respect to principal or interest.  When a security is placed on nonaccrual status, all previously accrued and uncollected interest is reversed against current income and thus not included in the estimate of credit losses.

Credit losses and changes thereto, are established as an allowance for credit loss through a provision for credit loss expense.  Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Certain debt securities in the Company’s investment portfolio were issued by a U.S. government entity or agency and are either explicitly or implicitly guaranteed by the U.S. government.  The Company considers the long history of no credit losses on these securities indicates that the expectation of nonpayment of the amortized cost basis is zero, even if the U.S. government were to technically default.  Further, certain municipal securities held by the Company have been pre-refunded and secured by government guaranteed treasuries.  Therefore, for the aforementioned securities, the Company does not assess or record expected credit losses due to the zero loss assumption.

Impairment - Available-for-Sale Securities.

Unrealized gains on available-for-sale securities are excluded from earnings and reported, net of tax, in other comprehensive income (“OCI”).  For available-for-sale securities that are in an unrealized loss position, the Company first assesses whether it intends to sell, or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For available-for-sale securities that do not meet the aforementioned criteria or have a zero loss assumption, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If the assessment indicates that a credit loss exists, the present value of cash flows to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded through a provision for credit loss expense, limited by the amount that fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Allowance for Credit Losses - Held-to-Maturity Securities.

Management measures expected credit losses on each individual held-to-maturity debt security that has not been deemed to have a zero assumption.  Each security that is not deemed to have zero credit losses is individually measured based on net realizable value, or the difference between the discounted value of the expected cash flows, based on the original effective rate, and the recorded amortized basis of the security.  To the extent a shortfall is related to credit loss, an allowance for credit loss is recorded through a provision for credit loss expense.  Any shortfall related to other noncredit-related factors is recognized in other comprehensive income.

Loans

Loans are stated at amortized cost which includes the principal amount outstanding, net premiums and discounts, and net deferred loan fees and costs.  Accrued interest receivable on loans is reported in other assets and is not included in the amortized cost basis of loans.  Interest income is accrued on the effective yield method based on outstanding principal balances, and includes loan late fees.  Fees charged to originate loans and direct loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

The Company defines loans as past due when one full payment is past due or a contractual maturity is over 30 days late.  The accrual of interest is generally suspended on loans more than 90 days past due with respect to principal or interest.  When a loan is placed on nonaccrual status, all previously accrued and uncollected interest is reversed against current income and thus a policy election has been made to not include in the estimate of credit losses.  Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

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

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures designed to maximize loan income within an acceptable level of risk.  Reporting systems are used to monitor loan originations, loan ratings, concentrations, loan delinquencies, nonperforming and potential problem loans, and other credit quality metrics.  The ongoing review of loan portfolio quality and trends by Management and the Credit Risk Oversight Committee support the process for estimating the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  The allowance for credit losses is adjusted by a credit loss provision which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.  Loans are charged off against the allowance when management believes the uncollectibility of a loan balance in confirmed.  Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.  Expected credit loss inherent in non-cancellable off-balance sheet credit exposures is accounted for as a separate liability included in other liabilities.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical loan default and loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information incorporate management’s view of current conditions and forecasts.

The methodology for estimating the amount of credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving loans that do not share risk characteristics and the measurement of expected credit losses for such individual loans; and second, a pooled component for expected credit losses for pools of loans that share similar risk characteristics.

Loans That Do Not Share Risk Characteristics (Individually Analyzed)

Loans that do not share similar risk characteristics are evaluated on an individual basis.  Loans deemed to be collateral dependent have differing risk characteristics and are individually analyzed to estimate the expected credit loss.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is dependent on the liquidation and sale of the underlying collateral.  For collateral dependent loans where foreclosure is probable, the expected credit loss is measured based on the difference between the fair value of the collateral (less selling cost) and the amortized cost basis of the asset.  For collateral dependent loans where foreclosure is not probable, the Company has elected the practical expedient allowed by ASC 326-20 to measure the expected credit loss under the same approach as those loans where foreclosure is probable.  For loans with balances greater than $250,000 the fair value of the collateral is obtained through independent appraisal of the underlying collateral.  For loans with balances less than $250,000, the Company has made a policy election to measure expected loss for these individual loans utilizing loss rates for similar loan types.  The aforementioned measurement criteria are applied for collateral dependent troubled debt restructurings.

Loans That Share Similar Risk Characteristics (Pooled Loans)

The general steps in determining expected credit losses for the pooled loan component of the allowance are as follows:

•          Segment loans into pools according to similar risk characteristics

•          Develop historical loss rates for each loan pool segment

•          Incorporate the impact of forecasts

•          Incorporate the impact of other qualitative factors

•          Calculate and review pool specific allowance for credit loss estimate

Methodology –

A discounted cash flow (“DCF”) methodology is utilized to calculate expected cash flows for the life of each individual loan.  The discounted present value of expected cash flow is then compared to the loan’s amortized cost basis to determine the credit loss estimate.  Individual loan results are aggregated at the pool level in determining total reserves for each loan pool.

The primary inputs used to calculate expected cash flows include historical loss rates which reflect probability of default (“PD”) and loss given default (“LGD”), and prepayment rates.  The historical look-back period is a key factor in the calculation of the PD rate and is based on management’s assessment of current and forecasted conditions and may vary by loan pool.  Loans subject to the Company’s risk rating process are further sub-segmented by risk rating in the calculation of PD rates.  LGD rates generally reflect the historical average net loss rate by loan pool.  Expected cash flows are further adjusted to incorporate the impact of loan prepayments which will vary by loan segment and interest rate conditions.  In general, prepayment rates are based on observed prepayment rates occurring in the loan portfolio and consideration of forecasted interest rates.

Forecast Factors –

In developing loss rates, adjustments are made to incorporate the impact of forecasted conditions.  Certain assumptions are also applied, including the length of the forecast and reversion periods.  The forecast period is the period within which management is able to make a reasonable and supportable assessment of future conditions.  The reversion period is the period beyond which management believes it can develop a reasonable and supportable forecast, and bridges the gap between the forecast period and the use of historical default and loss rates.  The remainder period reflects the remaining life of the loan.  The length of the forecast and reversion periods are periodically evaluated and based on management’s assessment of current and forecasted conditions and may vary by loan pool.  For purposes of developing a reasonable and supportable assessment of future conditions, management utilizes established industry and economic data points and sources, including the Federal Open Market Committee forecast, with the forecasted unemployment rate being a significant factor.  PD rates for the forecast period will be adjusted accordingly based on management’s assessment of future conditions.  PD rates for the remainder period will reflect the historical mean PD rate.  Reversion period PD rates reflect the difference between forecast and remainder period PD rates closed using a straight-line adjustment over the reversion period.

Qualitative Factors –

Loss rates are further adjusted to account for other risk factors that impact loan defaults and losses.  These basis point adjustments are based on management’s assessment of trends and conditions that impact credit risk and resulting loan losses, more specifically internal and external factors that are independent of and not reflected in the quantitative loss rate calculations.  Risk factors management considers in this assessment include trends in underwriting standards, nature/volume/terms of loan originations, past due loans, loan review systems, collateral valuations, concentrations, legal/regulatory/political conditions, and the unforeseen impact of natural disasters.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense and is recorded in other liabilities.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life and applies the same estimated loss rate as determined for current outstanding loan balances by segment.  Off-balance sheet credit exposures are identified and classified in the same categories as the allowance for credit losses with similar risk characteristics that have been previously mentioned.

Mortgage Banking Activities

Mortgage Loans Held for Sale and Revenue Recognition

Mortgage loans held for sale are carried at fair value under the fair value option with changes in fair value recorded in gain on sale of mortgage loans held for sale on the statement of operations. The fair value of mortgage loans held for sale committed to investors is calculated using observable market information such as the investor commitment, assignment of trade (AOT) or other mandatory delivery commitment prices. The Company bases loans committed to Agency investors based on the Agency’s quoted mortgage backed security (MBS) prices. The fair value of mortgage loans held for sale not committed to investors is based on quoted best execution secondary market prices. If no such quoted price exists, the fair value is determined using quoted prices for a similar asset or assets, such as MBS prices, adjusted for the specific attributes of that loan, which would be used by other market participants.

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and are recorded in gain on sale of mortgage loans held for sale on the statement of operations. Sales proceeds reflect the cash received from investors through the sale of the loan and servicing release premium. If the related mortgage servicing right (MSR) is sold servicing retained, the MSR addition is recorded in gain on sale of mortgage loans held for sale on the statement of operations. Gain on sale of mortgage loans held for sale also includes the unrealized gains and losses associated with the changes in the fair value of mortgage loans held for sale, and the realized and unrealized gains and losses from derivative instruments.

Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets. Control is considered to have been surrendered when the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; the purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through either an agreement that both entitles and obligates the Company to repurchase or redeem the transferred assets before their maturity or the ability to unilaterally cause the holder to return specific assets. The Company typically considers the above criteria to have been met upon acceptance and receipt of sales proceeds from the purchaser.

Derivative Instruments

The Company holds and issues derivative financial instruments such as interest rate lock commitments (IRLCs) and other forward sale commitments. IRLCs are subject to price risk primarily related to fluctuations in market interest rates. To hedge the interest rate risk on certain IRLCs, the Company uses forward sale commitments, such as to-be-announced securities (TBAs) or mandatory delivery commitments with investors. Management expects these forward sale commitments to experience changes in fair value opposite to the changes in fair value of the IRLCs thereby reducing earnings volatility. Forward sale commitments are also used to hedge the interest rate risk on mortgage loans held for sale that are not committed to investors and still subject to price risk. If the mandatory delivery commitments are not fulfilled, the Company pays a pair-off fee. Best effort forward sale commitments are also executed with investors, whereby certain loans are locked with a borrower and simultaneously committed to an investor at a fixed price. If the best effort IRLC does not fund, there is no obligation to fulfill the investor commitment.

The Company considers various factors and strategies in determining what portion of the IRLCs and uncommitted mortgage loans held for sale to economically hedge.  All derivative instruments are recognized as other assets or other liabilities on the balance sheet at their fair value. Changes in the fair value of the derivative instruments are recognized in gain on sale of mortgage loans held for sale on the statement of operations in the period in which they occur. Gains and losses resulting from the pairing-out of forward sale commitments are recognized in gain on sale of mortgage loans held for sale on the statement of operations. The Company accounts for all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.

Mortgage Servicing Rights (“MSRs”) and Revenue Recognition

The Company sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Upon sale, an MSR asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities.  As the Company has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Company follows the amortization method.  MSRs are amortized to noninterest income (other income) in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date.  MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and included in other assets, net, on the consolidated statements of financial condition.

The Company periodically evaluates its MSRs asset for impairment.  Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate).  As mortgage interest rates fall, prepayment speeds are usually faster and the value of the MSRs asset generally decreases, requiring additional valuation reserve.  Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the MSRs asset generally increases, requiring less valuation reserve.  A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification.  If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings.  An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the MSRs asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings.  A direct write-down permanently reduces the carrying value of the MSRs asset and valuation allowance, precluding subsequent recoveries.

Accounting Standards Updates

ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation when there is a loss from continuing operations or a gain from other items and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.   ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  ASU 2019-12 is effective for the Company January 1, 2021 and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).  ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.  ASU 2020-01 is effective for the Company on January 1, 2021 and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2020-02, "Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)".  ASU 2020-02 incorporates SEC SAB 119 (updated from SAB 102) into the Accounting Standards Codification (the "Codification") by aligning SEC recommended policies and procedures with ASC 326.  ASU 2020-02 was effective on January 1, 2020 and had no material impact on the Company’s documentation requirements.

ASU 2020-03, "Codification Improvements to Financial Instruments".  ASU 2020-03 revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-03 was effective immediately upon its release in March 2020 and did not have a material impact on the Company’s consolidated financial statements.

ASU 2020-04, "Reference Rate Reform (Topic 848).  ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined if the LIBOR transition and this ASU will have material effects on the Company’s business operations and consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The following table summarizes the amortized cost and related market value of investment securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses.

	March 31, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$198,640	$2,874	$-	$201,514	$231,996	$849	$67	$232,778
U.S. Government Agency	164,070	1,955	131	165,894	155,706	697	325	156,078
States and Political Subdivisions	6,664	8	-	6,672	6,310	9	-	6,319
Mortgage-Backed Securities	581	75	-	656	693	80	-	773
Equity Securities(1)	7,778	-	-	7,778	7,653	-	-	7,653
Total	$377,733	$4,912	$131	$382,514	$402,358	$1,635	$392	$403,601

Held to Maturity
U.S. Government Treasury	$20,027	$184	$-	$20,211	$20,036	$15	$9	$20,042
States and Political Subdivisions	340	-	-	340	1,376	-	-	1,376
Mortgage-Backed Securities	231,425	5,953	-	237,378	218,127	2,064	180	220,011
Total	$251,792	$6,137	$-	$257,929	$239,539	$2,079	$189	$241,429

Total Investment Securities	$629,525	$11,049	$131	$640,443	$641,897	$3,714	$581	$645,030

(1)     Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $3.0 million, $4.8 million, respectively, at March 31, 2020 and includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $2.9 million and $4.8 million, respectively, at December 31, 2019.

Securities with an amortized cost of $295.5 million and $353.8 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution.  At March 31, 2020, the Company's investment securities had the following maturity distribution based on contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$131,848	$132,886	$20,367	$20,551
Due after one year through five years	73,456	75,300	-	-
Mortgage-Backed Securities	581	656	231,425	237,378
U.S. Government Agency	164,070	165,894	-	-
Equity Securities	7,778	7,778	-	-
Total	$377,733	$382,514	$251,792	$257,929

Unrealized Losses on Investment Securities.   The following table summarizes the available for sale investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
Available for Sale
U.S. Government Agency	22,589	108	6,736	23	29,325	131
Total	22,589	108	6,736	23	29,325	131

December 31, 2019
Available for Sale
U.S. Government Treasury	$9,955	$-	$93,310	$67	$103,265	$67
U.S. Government Agency	36,361	244	17,364	81	53,725	325
States and Political Subdivisions	578	-	-	-	578	-
Mortgage-Backed Securities	8	-	-	-	8	-
Total	46,902	244	110,674	148	157,576	392

At March 31, 2020, there were 42 positions (combined AFS and HTM) with unrealized losses totaling $0.1 million.  41 of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities.  The remaining position was one municipal security.  Because the declines in the market value of these securities were attributable to changes in interest rates and not credit quality, and because the Company had the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company did not record any allowance for credit losses on any investment securities at March 31, 2020.  Additionally, none of the AFS or HTM securities held by the Company were past due or in nonaccrual status at March 31, 2020.

Credit Quality Indicators

The Company monitors the credit quality of its investment securities through various risk management procedures, including the monitoring of credit ratings.  A majority of the debt securities in the Company’s investment portfolio were issued by a U.S. government entity or agency and are either explicitly or implicitly guaranteed by the U.S. government.  The Company considers the long history of no credit losses on these securities indicates that the expectation of nonpayment of the amortized cost basis is zero, even if the U.S. government were to technically default.  Further, certain municipal securities held by the Company have been pre-refunded and secured by government guaranteed treasuries.  Therefore, for the aforementioned securities, the Company does not assess or record expected credit losses due to the zero loss assumption.  The Company monitors the credit quality of its municipal securities portfolio via credit ratings which are updated on a quarterly basis.  On a quarterly basis, municipal securities in an unrealized loss position are evaluated to determine if the loss is attributable to credit related factors and if an allowance for credit loss is needed.

NOTE 3 – LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2020	December 31, 2019
Commercial, Financial and Agricultural	$249,020	$255,365
Real Estate – Construction	122,595	115,018
Real Estate – Commercial Mortgage	656,084	625,556
Real Estate – Residential(1)	360,730	361,450
Real Estate – Home Equity	196,443	197,360
Consumer(2)	277,515	281,180
Loans, Net of Unearned Income	$1,862,387	$1,835,929

(1)     Includes loans in process with outstanding balances of $7.3 million and $8.3 million at March 31, 2020 and December 31, 2019, respectively.

(2)     Includes overdraft balances of $1.5 million and $1.6 million at March 31, 2020 and December 31, 2019, respectively.

Net deferred costs, which include premiums on purchased loans, included in loans were $1.8 million at March 31, 2020 and December 31, 2019.

Accrued interest receivable on loans which is excluded from amortized cost totaled $5.7 million at March 31, 2020 and $5.5 million at December 31, 2019, and is reported separately in Other Assets.

The Company has pledged a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity loans to support available borrowing capacity at the FHLB and has pledged a blanket floating lien on all consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve Bank of Atlanta.

Loan Purchases.  The Company will periodically purchase newly originated 1-4 family real estate secured adjustable rate loans from Capital City Home Loans, a related party effective on March 1, 2020 (see Note 1).  Loan purchases totaled $1.5 million for the three month period ended March 31, 2020, and were not credit impaired.

Allowance for Credit Losses.  The methodology for estimating the amount of credit losses reported in the allowance for credit losses (“ACL”) has two basic components: first, an asset-specific component involving loans that do not share risk characteristics and the measurement of expected credit losses for such individual loans; and second, a pooled component for expected credit losses for pools of loans that share similar risk characteristics.  This methodology is discussed further in Note 1 – Business and Basis of Presentation/Significant Accounting Policies.

The following table details the activity in the allowance for credit losses by portfolio segment.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
March 31, 2020
Beginning Balance	$1,675	$370	$3,416	$3,128	$2,224	$3,092	$13,905
Impact of Adopting ASC 326	488	302	1,458	1,243	374	(596)	3,269
Provision for Credit Losses	406	567	774	1,704	101	1,438	4,990
Charge-Offs	(362)	-	(11)	(110)	(31)	(1,566)	(2,080)
Recoveries	40	-	191	40	33	695	999
Net Charge-Offs	(322)	-	180	(70)	2	(871)	(1,081)
Ending Balance	$2,247	$1,239	$5,828	$6,005	$2,701	$3,063	$21,083

Three Months Ended
March 31, 2019
Beginning Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210
Provision for Credit Losses	217	101	(103)	6	(20)	566	767
Charge-Offs	(95)	-	(155)	(264)	(52)	(795)	(1,361)
Recoveries	74	-	70	44	32	284	504
Net Charge-Offs	(21)	-	(85)	(220)	(20)	(511)	(857)
Ending Balance	$1,630	$381	$3,993	$3,186	$2,261	$2,669	$14,120

On January 1, 2020, we adopted ASC 326 and recorded a pre-tax cumulative effect transition adjustment of $3.3 million.  The adoption of ASC 326 is discussed further in Note 1 – Business and Basis of Presentation/Accounting Standards Updates.  For the first three months ended March, 31, 2020, the provision for credit losses totaled $5.0 million and net loan charge-offs totaled $1.1 million.  The additional $3.9 million increase in the allowance for credit losses was attributable to an expected decline in economic conditions, primarily a higher rate of unemployment due to the COVID-19 pandemic and its effect on rates of default.  Three unemployment rate forecast scenarios were utilized to estimate probability of default and were weighted based on management’s estimate of probability.  The mitigating impact of the unprecedented fiscal stimulus, including direct payments to individuals, increased unemployment benefits, as well as various government sponsored loan programs, was also considered.

Nonaccrual Loans.  Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on accrual by class of loans.

	March 31, 2020			December 31, 2019
		Nonaccrual			Nonaccrual
	Total	With No	90 + Days	Total	With No	90 + Days
(Dollars in Thousands)	Nonaccrual	ACL	Still Accruing	Nonaccrual	ACL	Still Accruing
Commercial, Financial and Agricultural	$358	$-	$-	$446	$-	$-
Real Estate – Commercial Mortgage	1,332	676	-	1,434	958	-
Real Estate – Residential	2,214	1,656	-	1,392	227	-
Real Estate – Home Equity	692	-	-	797	-	-
Consumer	278	-	-	403	-	-
Total Nonaccrual Loans	$4,874	$2,332	$-	$4,472	$1,185	$-

The Company recognized $29,000 of interest income on nonaccrual loans for the three months ended March 31, 2020.

Collateral Dependent Loans.

The following table presents the amortized cost basis of collateral-dependent loans at March 31, 2020.

	March 31, 2020
	Real Estate	Non Real Estate
(Dollars in Thousands)	Secured	Secured
Commercial, Financial and Agricultural	$46	$-
Real Estate - Commercial Mortgage	4,481	-
Real Estate - Residential	2,373	-
Real Estate - Home Equity	489	-
Consumer	-	-
Total	$7,389	$-

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is dependent on the sale or operation of the underlying collateral.

The Bank’s collateral dependent loan portfolio is comprised primarily of real estate secured loans, collateralized by either residential or commercial collateral types.  The loans are carried at fair value based on current values determined by either independent appraisals or internal evaluations, adjusted for selling costs or other amounts to be deducted when estimating expected net sales proceeds.

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the amortized cost basis in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
March 31, 2020
Commercial, Financial and Agricultural	$495	$454	$-	$949	$247,713	$249,020
Real Estate – Construction	530	-	-	530	122,065	122,595
Real Estate – Commercial Mortgage	233	631	-	864	653,888	656,084
Real Estate – Residential	562	-	-	562	357,954	360,730
Real Estate – Home Equity	459	-	-	459	195,292	196,443
Consumer	1,557	156	-	1,713	275,524	277,515
Total Loans	$3,836	$1,241	$-	$5,077	$1,852,436	$1,862,387

December 31, 2019
Commercial, Financial and Agricultural	$489	$191	$-	$680	$254,239	$255,365
Real Estate – Construction	300	10	-	310	114,708	115,018
Real Estate – Commercial Mortgage	148	84	-	232	623,890	625,556
Real Estate – Residential	629	196	-	825	359,233	361,450
Real Estate – Home Equity	155	20	-	175	196,388	197,360
Consumer	2,000	649	-	2,649	278,128	281,180
Total Loans	$3,721	$1,150	$-	$4,871	$1,826,586	$1,835,929

(1) Total Loans include nonaccrual loans of $4.9 million and $4.5 million at March 31, 2020 and December 31, 2019, respectively.

Residential Real Estate Loans In Process of Foreclosure.  At March 31, 2020 and December 31, 2019, the Company had $0.6 million in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

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

At March 31, 2020, the Company had $16.9 million in TDRs, of which $15.9 million were performing in accordance with the modified terms.  At December 31, 2019 the Company had $17.6 million in TDRs, of which $16.9 million were performing in accordance with modified terms.  For TDRs, the Company estimated $0.8 million and $1.5 million of loan loss reserves at March 31, 2020 and December 31, 2019, respectively.

The modifications made to TDRs involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.  For the three months ended March 31, 2020, there was one loan modified with a recorded investment of $0.2 million.  For the three months ended March 31, 2019, there were two loans modified with a recorded investment of $0.1 million.  The financial impact of these modifications was not material.

For the three months ended March 31, 2020, there were two loans totaling $0.1 million classified as TDRs, for which there was a payment default and the loans were modified within the twelve months prior to default.  For the three months ended March 31, 2019, there were no loans classified as TDRs, for which there was a payment default and the loans were modified within twelve months prior.

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

Credit Quality Indicators.  As part of the ongoing monitoring of the Company’s loan portfolio quality, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment performance, credit documentation, and current economic and market trends, among other factors.  Risk ratings are assigned to each loan and revised as needed through established monitoring procedures for individual loan relationships over a predetermined amount and review of smaller balance homogenous loan pools.  The Company uses the definitions noted below for categorizing and managing its criticized loans.  Loans categorized as “Pass” do not meet the criteria set forth below  and are not considered criticized.

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

Performing/Nonperforming – Loans within certain homogenous loan pools (home equity and consumer) are not individually reviewed, but are monitored for credit quality via the aging status of the loan and by payment activity.  The performing or nonperforming status is updated on an on-going basis dependent upon improvement and deterioration in credit quality.

The following table summarizes gross loans held for investment by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

	Term Loans by Origination Year						Revolving
(Dollars in Thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
As of March 31, 2020
Commercial, Financial, Agriculture:
Pass	$15,540	$59,938	$56,515	$22,991	$19,601	$16,357	$57,074	$248,016
Special Mention	-	4	61	17	-	65	-	147
Substandard	-	-	456	310	59	27	5	857
Total	$15,540	$59,942	$57,032	$23,318	$19,660	$16,449	$57,079	$249,020

Real Estate - Construction:
Pass	$10,866	$73,609	$24,500	$9,548	$-	$104	$3,968	$122,595
Total	$10,866	$73,609	$24,500	$9,548	$-	$104	$3,968	$122,595

Real Estate - Commercial Mortgage:
Pass	$48,981	$126,785	$145,264	$107,176	$54,565	$121,379	$25,938	$630,088
Special Mention	6,782	199	5,139	216	-	6,819	-	19,155
Substandard	155	434	305	2,384	32	3,037	494	6,841
Total	$55,918	$127,418	$150,708	$109,776	$54,597	$131,235	$26,432	$656,084

Real Estate - Residential:
Pass	$24,620	$91,383	$67,070	$52,706	$25,740	$83,396	$8,215	$353,130
Special Mention	143	27	128	180	96	350	-	924
Substandard	-	1,134	1,123	566	727	3,126	-	6,676
Total	$24,763	$92,544	$68,321	$53,452	$26,563	$86,872	$8,215	$360,730

Real Estate - Home Equity:
Performing	$72	$405	$278	$867	$206	$3,001	$190,922	$195,751
Nonperforming	-	-	25	-	-	49	618	692
Total	$72	$405	$303	$867	$206	$3,050	$191,540	$196,443

Consumer:
Performing	$26,670	$98,981	$76,080	$40,469	$20,286	$9,047	$5,704	$277,237
Nonperforming	-	59	23	103	54	28	11	278
Total	$26,670	$99,040	$76,103	$40,572	$20,340	$9,075	$5,715	$277,515

NOTE 4 – MORTGAGE BANKING ACTIVITIES

Pursuant to the Brand acquisition on March 1, 2020, the Company’s mortgage banking activities at its subsidiary Capital City Homes Loans have expanded to include mandatory delivery loan sales, forward sales contracts used to manage residential loan pipeline price risk, utilization of warehouse lines to fund secondary market residential loan closings, and residential mortgage servicing.  Information provided below reflects CCHL activities post acquisition for the period March 1, 2020 to March 31, 2020 and CCB legacy residential real estate activities for the period January 1, 2020 to March 1, 2020.

Residential Mortgage Loan Production

The Company originates, markets, and services conventional and government-sponsored residential mortgage loans.  Generally, conforming fixed rate residential mortgage loans are held for sale in the secondary market and non-conforming and adjustable-rate residential mortgage loans may be held for investment.  The volume of residential mortgage loans originated for sale and secondary market prices are the primary drivers of origination revenue.

Residential mortgage loan commitments are generally outstanding for 30 to 90 days, which represents the typical period from commitment to originate a residential mortgage loan to when the closed loan is sold to an investor.  Residential mortgage loan commitments are subject to both credit and price risk.  Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets.  Price risk is primarily related to interest rate fluctuations and is partially managed through forward sales of residential mortgage-backed securities (primarily to-be announced securities, or TBAs) or mandatory delivery commitments with investors.

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments and forward contract sales and their related fair values are set- forth below.

	March 31, 2020
	Unpaid Principal
(Dollars in Thousands)	Balance/Notional	Fair Value
Residential Mortgage Loans Held for Sale	$80,535	$82,598
Residential Mortgage Loan Commitments ("IRLCs")(1)	131,007	3,898
Forward Sales Contracts(2)	115,500	(2,628)
		$83,868

(1)Recorded in other assets at fair value
(2)Recorded in other liabilities at fair value

Residential mortgage loans held for sale that were 90 days or more outstanding totaled $0.5 million at March 31, 2020.  These loans were not impaired and no credit loss has been recorded.

Mortgage banking revenue was as follows:

Three Months Ended March 31,
(Dollars in Thousands)	2020
Net Realized Gains on Sales of Mortgage Loans	$3,407
Net Change in Unrealized Gain on Mortgage Loans Held for Sale	738
Net Change in the Fair Value of Mortgage Loan Commitments (IRLCs)	1,655
Net Change in the Fair Value of Forward Sales Contracts	(1,394)
Pair-Offs on Net Settlement of Forward Sales Contracts	(1,376)
Total Mortgage Banking Revenues	$3,030

Residential Mortgage Servicing

The Company may retain the right to service residential mortgage loans sold.  The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights.

(Dollars in Thousands)	March 31, 2020
Number of Residential Mortgage Loans Serviced for Others	627
Outstanding Principal Balance of Residential Mortgage Loans Serviced for Others	$165,274
Weighted Average Interest Rate	4.56%
Remaining Contractual Term (in months)	316

Conforming conventional loans serviced by the Company are sold to FNMA on a non-recourse basis, whereby foreclosure losses are generally the responsibility of FNMA and not the Company.  The government loans serviced by the Company are secured through GNMA, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Veterans Administration.  At March 31, 2020, the servicing portfolio balance consisted of the following loan types: FNMA (8%), GNMA (23%), and private investor (69%).  FNMA and private investor loans are structured as actual/actual payment remittance.

Activity in the capitalized mortgage servicing rights for the period ended March 31, 2020 was as follows:

(Dollars in Thousands)
Beginning Balance	$910
Additions due to loans sold with servicing retained	25
Deletions and amortization	(25)
Ending Balance	$910

The fair value of capitalized mortgage servicing rights at March 31, 2020 was $1.1 million.  The Company did not record any permanent impairment losses for the period March 1, 2020 to March 31, 2020.

At March 31, 2020, the key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:

	Minimum	Maximum
Discount Rates	11.00%	15.00%
Annual prepayment speeds	13.20%	25.26%
Cost of Servicing (basis points)	90	110

Changes in residential mortgage interest rates directly affect the prepayment speeds used in valuing the Company’s mortgage servicing rights.  A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors.

Warehouse Line Borrowings

The Company has the following warehouse lines of credit and maser repurchase agreements with various financial institutions at March 31, 2020.

Amounts
(Dollars in Thousands)	Outstanding
$25 million warehouse line of credit agreement expiring October 2020. Interest is at LIBOR plus 2.25%, with a floor rate of 3.50%. A cash pledge deposit of $0.1 million is required by the lender.	$17,572

$50 million master repurchase agreement without defined expiration. Interest is at the LIBOR plus 2.24% to 3.00%. A cash pledge deposit of $0.5 million is required by the lender.	19,286

$50 million warehouse line of credit agreement expiring in September 2020. Interest is at the LIBOR plus 2.25%	36,498

$73,356

Warehouse line borrowings are classified as short-term borrowings.  At March 31, 2020, the Company had mortgage loans held for sale pledged as collateral under the above warehouse lines of credit and master repurchase agreements.  The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements.  The Company was in compliance with all significant debt covenants at March 31, 2020.

The Company intends to renew the warehouse lines of credit and master repurchase agreements when they mature.

NOTE 5 – LEASES

Operating leases in which the Company is the lessee are recorded as operating lease right of use (“ROU”) assets and operating liabilities, included in other assets and liabilities, respectively, on its consolidated statement of financial condition.

Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date.  Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the consolidated statements of income.

The Company’s operating leases primarily relate to banking offices with remaining lease terms from 1 to 30 years.  The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of Topic 842.  Operating leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.  At March 31, 2020, the operating lease ROU assets and liabilities were $6.7 million and $7.6 million, respectively.  The Company does not have any finance leases or any significant lessor agreements.

The table below summarizes our lease expense and other information related to the Company’s operating leases:

	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019
Operating lease expense	$156	$81
Short-term lease expense	79	35
Total lease expense	$235	$116

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160	$83
Right-of-use assets obtained in exchange for new operating lease liabilities	5,092	1,928

Weighted-average remaining lease term — operating leases (in years)	15.4	7.4
Weighted-average discount rate — operating leases	2.4%	2.9%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in Thousands)	March 31, 2020
2020	$909
2021	1,193
2022	1,044
2023	672
2024	630
2025 and thereafter	4,840
Total	$9,288
Less: Interest	(1,667)
Present Value of Lease liability	$7,621

At March 31, 2020, the Company had additional operating lease payments for a banking office (to be constructed) that have not yet commenced of $1.9 million based on the initial contract term of 15 years.  Payments for the banking office are expected to commence after the construction period ends, which is expected to occur during the third quarter of 2021.

A related party is the lessor in an operating lease with the Company.  The Company’s minimum payment is $0.2 million annually through 2024, for an aggregate remaining obligation of $0.9 million at March 31, 2020.

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.  The defined benefit plan was amended in December 2019 to remove plan eligibility for new associates hired after December 31, 2019.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019
Service Cost	$1,457	$1,529
Interest Cost	1,411	1,545
Expected Return on Plan Assets	(2,748)	(2,382)
Prior Service Cost Amortization	4	4
Net Loss Amortization	1,011	965
Special Termination Charge	61	-
Net Periodic Benefit Cost	$1,196	$1,661

Discount Rate Used for Benefit Cost	3.53%	4.43%
Long-term Rate of Return on Assets	7.00%	7.25%

The components of the net periodic benefit cost for the Company's SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019
Interest Cost	$72	$87
Net Loss Amortization	247	190
Net Periodic Benefit Cost	$319	$277

Discount Rate Used for Benefit Cost	3.16%	4.23%

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

	March 31, 2020			December 31, 2019
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$102,660	$481,270	$583,930	$114,903	$404,345	$519,248
Standby Letters of Credit	6,087	-	6,087	5,783	-	5,783
Total	$108,747	$481,270	$590,017	$120,686	$404,345	$525,031

(1)     Commitments include unfunded loans, revolving lines of credit, and off-balance sheet residential loan commitments.

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

The allowance for credit losses for off-balance sheet credit commitments that are not unconditionally cancellable by the bank totaled $1.0 million at March 31, 2020 and $0.2 million at December 31, 2019.  The allowance is adjusted as a provision for credit loss expense and is recorded in other liabilities.  The allowance was increased by $0.7 million on January 1, 2020 upon the adoption of ASC 326 and by $0.1 million through a provision for credit loss expense for the three months period ended March 31, 2020.

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

Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated.  Quarterly fixed payments approximate $155,000.  Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Loans Held for Sale.  The fair value of residential mortgage loans held for sale based on Level 2 inputs is determined, when possible, using either quoted secondary-market prices or investor commitments.  If no such quoted price exists, the fair value is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.  The Company has elected the fair value option accounting for its held for sale loans.

Mortgage Banking Derivative Instruments.  The fair values of interest rate lock commitments (“IRLCs”) are derived by valuation models incorporating market pricing for instruments with similar characteristics, commonly referred to as best execution pricing, or investor commitment prices for best effort IRLCs have unobservable inputs, such as an estimate of the fair value of the servicing rights expected to be recorded upon sale of the loans, net estimated costs to originate the loans, and the pull-through rate, and are therefore classified as Level 3 within the fair value hierarchy.  The fair value of forward sale commitments is based on observable market pricing for similar instruments and are therefore classified as Level 2 within the fair value hierarchy.

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
March 31, 2020
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$201,514	$-	$-	$201,514
U.S. Government Agency	-	165,894	-	165,894
States and Political Subdivisions	-	6,672	-	6,672
Mortgage-Backed Securities	-	656	-	656
Equity Securities	-	7,778	-	7,778
Loans Held for Sale	-	82,598	-	82,598
Mortgage Banking Derivative Asset	-	-	3,898	3,898

LIABILITIES:
Mortgage Banking Derivative Liability	-	2,628	-	2,628

December 31, 2019
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$232,778	$-	$-	$232,778
U.S. Government Agency	-	156,078	-	156,078
States and Political Subdivisions	-	6,319	-	6,319
Mortgage-Backed Securities	-	773	-	773
Equity Securities	-	7,653	-	7,653

Mortgage Banking Activities.  The Company had changes in the fair value of Level 1 and Level 2 assets and liabilities measured on a recurring basis for the period from March 1, 2020 to March 31, 2020.  These changes totaled $0.7 million for residential mortgage loans held for sale and ($1.4 million) related to its mortgage banking derivative liability.

The Company had Level 3 issuances and transfers of $1.2 million and $1.8 million, respectively, for the period from March 1, 2020 to March 31, 2020 related to mortgage banking activities.  Issuances represent the lock-date market value of IRLCs issued to borrowers during the period, net of estimated pull-through and costs to originate.  IRLCs transferred out of Level 3 represent IRLCs that were funded and moved to mortgage loans held for sale, at fair value.

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

Collateral Dependent Loans.  Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  Valuation techniques are consistent with those techniques applied in prior periods.  Collateral-dependent loans had a carrying value of $7.3 million with a valuation allowance of $0.3 million at March 31, 2020 and $6.6 million and $0.5 million, respectively, at December 31, 2019.

Other Real Estate Owned.  During the first three months of 2020, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

Mortgage Servicing Rights.

Residential mortgage loan servicing rights are evaluated for impairment at each reporting period based upon the fair value of the rights as compared to the carrying amount.  Fair value is determined by a third party valuation model using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate).  The fair value is estimated using Level 3 inputs, including a discount rate, weighted average prepayment speed, and the cost of loan servicing.  Further detail on the key inputs utilized are provided in Note 4 – Mortgage Banking Activities.  At March 31, 2020, there was no valuation allowance for loan servicing rights.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	March 31, 2020
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$72,676	$72,676	$-	$-
Short-Term Investments	196,936	196,936	-	-
Investment Securities, Available for Sale	382,514	201,514	181,000	-
Investment Securities, Held to Maturity	251,792	20,211	237,718	-
Equity Securities(1)	3,588	-	3,588	-
Loans Held for Sale	82,598	-	82,598	-
Loans, Net of Allowance for Credit Losses	1,841,304	-	-	1,842,002
Mortgage Banking Derivative Asset	3,898	-	-	3,898
Mortgage Servicing Rights	910	-	-	1,086

LIABILITIES:
Deposits	$2,545,585	$-	$2,577,836	$-
Short-Term Borrowings	76,516	-	76,516	-
Subordinated Notes Payable	52,887	-	45,268	-
Long-Term Borrowings	5,896	-	6,077	-
Mortgage Banking Derivative Liability	2,628	-	2,628	-

	December 31, 2019
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$60,087	$60,087	$-	$-
Short-Term Investments	318,336	318,336	-	-
Investment Securities, Available for Sale	403,601	232,778	170,823	-
Investment Securities, Held to Maturity	239,539	20,042	221,387	-
Loans Held for Sale	9,509	-	9,509	-
Equity Securities(1)	3,591	-	3,591	-
Loans, Net of Allowance for Credit Losses	1,822,024	-	-	1,804,930

LIABILITIES:
Deposits	$2,645,454	$-	$2,644,430	$-
Short-Term Borrowings	6,404	-	6,404	-
Subordinated Notes Payable	52,887	-	40,280	-
Long-Term Borrowings	6,514	-	6,623	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
March 31, 2020
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$3,538	$(897)	$2,641
Amortization of losses on securities transferred from available for sale to held to
maturity	9	(2)	7
Total Other Comprehensive Income	$3,547	$(899)	$2,648

March 31, 2019
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,250	$(317)	$933
Amortization of losses on securities transferred from available for sale to held to
maturity	12	(4)	8
Total Other Comprehensive Income	$1,262	$(321)	$941

Accumulated other comprehensive loss was comprised of the following components:

			Accumulated
	Securities		Other
	Available	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Plans	Loss
Balance as of January 1, 2020	$864	$(29,045)	$(28,181)
Other comprehensive income during the period	2,648	-	2,648
Balance as of March 31, 2020	$3,512	$(29,045)	$(25,533)

Balance as of January 1, 2019	$(2,008)	$(26,807)	$(28,815)
Other comprehensive income during the period	941	-	941
Balance as of March 31, 2019	$(1,067)	$(26,807)	$(27,874)

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2020 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, is referred to as "CCBG," "Company," "we," "us," or "our."

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

All forward-looking statements, by their nature, are subject to risks and uncertainties.  Our actual future results may differ materially from those set forth in our forward-looking statements.  Please see the Introductory Note and Item 1A. Risk Factors of our 2019 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 57 full-service offices located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, and retail securities brokerage.  We offer residential mortgage banking services through Capital City Home Loans.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest and fees received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings.  Results of operations are also affected by the provision for credit losses, noninterest income such as deposit fees, wealth management fees, mortgage banking fees and bank card fees, and operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes.

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2019 Form 10-K.

Strategic Alliance.  On March 1, 2020, CCB completed its acquisition of a 51% membership interest in Brand Mortgage Group, LLC (“Brand”) which is now operated as a Capital City Home Loans (“CCHL”).  CCHL was consolidated into CCBG’s financial statements effective March 1, 2020.  See Note 1 – Business Combination in the Consolidated Financial Statements.  The primary purpose of the strategic alliance with Brand was to gain access to an expanded residential mortgage product line-up, investor base (including mandatory delivery channel for loan sales) and to generate other operational synergies and cost savings.

RESPONSE TO COVID-19 PANDEMIC

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve.  Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing, and shelter in place.  These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation, monetary stimulus, and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including a strong liquidity position and the build of reserves supported by a strong capital position.  Our business and consumer clients are experiencing varying degrees of financial distress, which is expected to increase in coming months.  In order to protect the health of our clients and associates and comply with applicable government directives, we have modified our business practices as noted below.  We will continue to closely monitor this pandemic and respond with needed changes as this situation evolves.  We discuss the potential impacts on our financial performance in more detail throughout parts of the MD&A section.

Clients

•    Implemented business continuity plans to help ensure that clients have adequate access to banking services while at the same time working to protect clients through heightened safety procedures

•    We have chosen to participate in the CARES Act Paycheck Protection Program that provides government guaranteed and forgivable loans to our clients.  We have obtained Small Business Administration (“SBA”) loan approvals of approximately $135 million for the first phase of funding and $50 million for the second phase of funding.

•    Implemented a loan extension program to support eligible clients and communities throughout this period of uncertainty

•    Announced temporary closure of banking office lobbies (operating drive-thru only) – focused on the enhanced digital banking experience

Associates

•    Heightened safety procedures, including social-distancing and work-at-home arrangements for associates with positions/responsibilities enabling them to work remotely

•    Increased hourly wage for non-exempt associates for a period of time

•    Increased paid time off for affected associates for a period of time

•    Enhanced medical benefits in the near short-term

NON-GAAP FINANCIAL MEASURES

We present a tangible common equity ratio and a tangible book value per diluted share that, in each case, removes the effect of goodwill resulting from merger and acquisition activity.  We believe these measures are useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry, although the manner in which we calculate non-GAAP financial measures may differ from that of other companies reporting non-GAAP measures with similar names.  The GAAP to non-GAAP reconciliation for each quarter presented on page 36 is provided below.

		2020	2019				2018
(Dollars in Thousands, except per share data)		First	Fourth	Third	Second	First	Fourth	Third	Second
Shareowners' Equity (GAAP)		$328,507	$327,016	$321,562	$314,595	$308,986	$302,587	$298,016	$293,571
Less: Goodwill (GAAP)		89,275	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	239,232	242,205	236,751	229,784	224,175	217,776	213,205	208,760
Total Assets (GAAP)		3,086,523	3,088,953	2,934,513	3,017,654	3,052,051	2,959,183	2,819,190	2,880,278
Less: Goodwill (GAAP)		89,275	84,811	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$2,997,248	$3,004,142	$2,849,702	$2,932,843	$2,967,240	$2,874,372	$2,734,379	$2,795,467
Tangible Common Equity Ratio (non-GAAP)	A/B	7.98%	8.06%	8.31%	7.83%	7.56%	7.58%	7.80%	7.47%
Actual Diluted Shares Outstanding (GAAP)	C	16,845,462	16,855,161	16,797,241	16,773,449	16,840,496	16,808,542	17,127,846	17,114,380
Diluted Tangible Book Value (non-GAAP)	A/C	14.20	14.37	14.09	13.70	13.31	12.96	12.45	12.20

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands, Except	2020	2019				2018
Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$27,365	$28,008	$28,441	$28,665	$27,722	$26,370	$25,392	$24,419
Interest Expense	1,592	1,754	2,244	2,681	2,814	2,022	1,769	1,649
Net Interest Income	25,773	26,254	26,197	25,984	24,908	24,348	23,623	22,770
Provision for Credit Losses	4,990	(162)	776	646	767	457	904	815
Net Interest Income After
Provision for Credit Losses	20,783	26,416	25,421	25,338	24,141	23,891	22,719	21,955
Noninterest Income	15,478	13,828	13,903	12,770	12,552	13,238	13,308	12,542
Noninterest Expense	30,969	29,142	27,873	28,396	28,198	26,505	28,699	28,393
Income Before Income Taxes	5,292	11,102	11,451	9,712	8,495	10,624	7,328	6,104
Income Tax Expense(2)	1,282	2,537	2,970	2,387	2,059	2,166	1,338	101
Net Loss Attributable to NCI	277	-	-	-	-	-	-	-
Net Income Attributable to CCBG	4,287	8,565	8,481	7,325	6,436	8,458	5,990	6,003
Net Interest Income (FTE)	$25,877	$26,378	$26,333	$26,116	$25,042	$24,513	$23,785	$22,917

Per Common Share:
Net Income Basic	$0.26	$0.51	$0.51	$0.44	$0.38	$0.50	$0.35	$0.35
Net Income Diluted	0.25	0.51	0.50	0.44	0.38	0.50	0.35	0.35
Cash Dividends Declared	0.14	0.13	0.13	0.11	0.11	0.09	0.09	0.07
Diluted Book Value	19.50	19.40	19.14	18.76	18.35	18.00	17.40	17.15
Diluted Tangible Book Value(1)	14.20	14.37	14.09	13.70	13.31	12.96	12.45	12.20
Market Price:
High	30.62	30.95	28.00	25.00	25.87	26.95	25.91	25.99
Low	15.61	25.75	23.70	21.57	21.04	19.92	23.19	22.28
Close	20.12	30.50	27.45	24.85	21.78	23.21	23.34	23.63

Selected Average Balances:
Loans, Net	$1,882,703	$1,846,190	$1,837,548	$1,823,311	$1,780,406	$1,785,570	$1,747,093	$1,691,287
Earning Assets	2,751,880	2,694,700	2,670,081	2,719,217	2,704,802	2,554,482	2,535,292	2,566,006
Total Assets	3,038,788	2,982,204	2,959,310	3,010,662	2,996,511	2,849,245	2,826,924	2,861,104
Deposits	2,552,690	2,524,951	2,495,755	2,565,431	2,564,715	2,412,375	2,392,272	2,431,956
Shareowners’ Equity	331,891	326,904	320,273	313,599	307,262	302,196	297,757	291,806
Common Equivalent Average Shares:
Basic	16,808	16,750	16,747	16,791	16,791	16,989	17,056	17,045
Diluted	16,842	16,834	16,795	16,818	16,819	17,050	17,125	17,104

Performance Ratios:
Return on Average Assets	0.57%	1.14%	1.14%	0.98%	0.87%	1.18%	0.84%	0.84%
Return on Average Equity	5.20	10.39	10.51	9.37	8.49	11.10	7.98	8.25
Net Interest Margin (FTE)	3.78	3.89	3.92	3.85	3.75	3.81	3.72	3.58
Noninterest Income as % of
Operating Revenue	37.52	34.50	34.67	32.95	33.51	35.22	36.04	35.52
Efficiency Ratio	74.89	72.48	69.27	73.02	75.01	70.21	77.37	80.07

Asset Quality:
Allowance for Credit Losses	$21,083	$13,905	$14,319	$14,593	$14,120	$14,210	$14,219	$13,563
Allowance for Credit Losses to Loans	1.13%	0.75%	0.78%	0.79%	0.78%	0.80%	0.80%	0.78%
Nonperforming Assets (“NPAs”)	6,337	5,425	5,454	6,632	6,949	9,101	9,587	9,114
NPAs to Total Assets	0.21	0.18	0.19	0.22	0.23	0.31	0.34	0.32
NPAs to Loans plus OREO	0.34	0.29	0.30	0.36	0.39	0.51	0.54	0.52
Allowance to Non-Performing Loans	432.61	310.99	290.55	259.55	279.77	206.79	207.06	236.25
Net Charge-Offs to Average Loans	0.23	0.05	0.23	0.04	0.20	0.10	0.06	0.12

Capital Ratios:
Tier 1 Capital	16.12%	17.16%	16.83%	16.36%	16.34%	16.36%	16.17%	16.25%
Total Capital	17.19	17.90	17.59	17.13	17.09	17.13	16.94	17.00
Common Equity Tier 1	13.55	14.47	14.13	13.67	13.62	13.58	13.43	13.46
Leverage	10.81	11.25	11.09	10.64	10.53	10.89	10.99	10.69
Tangible Common Equity(1)	7.98	8.06	8.31	7.83	7.56	7.58	7.80	7.47

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 35.
(2)Includes $0.4 million and $1.4 million income tax benefit in the third and second quarter of 2018, respectively, for 2017 plan year pension plan contributions made in 2018.

FINANCIAL OVERVIEW

Results of Operations

Performance Summary.  Net income of $4.3 million, or $0.25 per diluted share, for the first quarter of 2020 compared to net income of $8.6 million, or $0.51 per diluted share, for the fourth quarter of 2019 and net income of $6.4 million, or $0.38 per diluted share, for the first quarter of 2019.  Compared to the prior periods, the decline in net income for the first quarter of 2020 reflected a build in credit loss reserves in response to the potential effects of the COVID-19 pandemic (discussed further below).

Net Interest Income.  Taxable equivalent net interest income for the first quarter of 2020 was $25.9 million compared to $26.4 million for the fourth quarter of 2019 and $25.0 million for the first quarter of 2019.  The decrease compared to the fourth quarter of 2019 reflected lower rates earned on overnight funds, investment securities and variable rate loans driven by the aggregate 150bp FED rate reduction during the first quarter of 2020.  The increase compared to the first quarter of 2019 reflected loan growth and a reduction in the cost of our negotiated rate deposits, partially offset by lower rates on our earning assets.

Provision and Allowance for Credit Losses.  The provision for credit losses for the first quarter of 2020 was $5.0 million, which exceeded net loan charge-offs of $1.1 million.  The increase in the provision reflected a build in reserves due to deteriorating economic conditions related to COVID-19.  At March 31, 2020, the allowance for credit losses of $21.1 million represented 1.13% of outstanding loans (excluding HFS loans) and provided coverage of 433% of nonperforming loans.  The adoption of ASC 326 (“CECL”) on January 1, 2020 resulted in a $3.3 million increase in the allowance for credit losses.

Noninterest Income.  Noninterest income for the first quarter of 2020 totaled $15.5 million, an increase of $1.7 million, or 11.9%, over the fourth quarter of 2019 and a $2.9 million, or 23.3%, increase over the first quarter of 2019.  The increase over both prior periods was primarily attributable to higher mortgage banking revenues, which reflected the strategic alliance with Brand on March 1, 2020 (discussed further below).  Higher deposit fees also contributed to the increase in both periods and bank card fees contributed to the increase over the first quarter of 2019.

Noninterest Expense.  Noninterest expense for the first quarter of 2020 totaled $31.0 million, an increase of $1.8 million, or 6.3%, over the fourth quarter of 2019 and $2.8 million, or 9.8%, over the first quarter of 2019.  The increase over the fourth quarter of 2019 was primarily attributable to higher compensation expense and occupancy expense, partially offset by lower other real estate owned (“ORE0”) expense.  The increase in compensation and occupancy expense was primarily due to the aforementioned integration of Brand.  The reduction in ORE expense reflected a $1.0 million gain on the sale of a banking office.  The same aforementioned factors were the primary drivers in the variance compared to the first quarter of 2019.

Impact of Capital City Home Loans (CCHL).  For the month of March, CCHL’s mortgage banking operations impacted our noninterest income and noninterest expense, and thus, the period over period comparison due to the late quarter closing.  Overall, CCHL operations for the month of March had a nominal negative impact on our net income for the first quarter of 2020.  Excluding CCHL, our noninterest income totaled $13.3 million and noninterest expense totaled $28.0 million for the first quarter of 2020.  We provide further detail below on the impact of CCHL’s operations on select noninterest income and expense categories as well as a discussion of trends realized by CCB.

Financial Condition

Earning Assets.  Average earning assets were $2.752 billion for the first quarter of 2020, an increase of $57.2 million, or 2.1%, over the fourth quarter of 2020, and an increase of $47.1 million, or 1.7%, over the first quarter of 2019.   The increase over the fourth quarter of 2019 was primarily driven by higher deposit balances which funded growth in the loan and investment portfolios.  The change in the earning asset mix compared to the first quarter of 2019 reflected higher loan balances that were funded with overnight funds and investment balances.  The Brand acquisition on March 1st increased average earning assets by $29 million for the first quarter of 2020.

Loans.  Average loans (excluding held for sale (“HFS”) loans) increased $13.7 million, or 0.8%, compared to the fourth quarter of 2019 and $74.8 million, or 4.2% compared to the first quarter of 2019.  Period end loan balances increased $26.5 million, or 1.4% over the fourth quarter of 2019 and $65.3 million, or 3.6% over the first quarter of 2019.

Deposits.  Average total deposits increased $27.7 million, or 1.1%, over the fourth quarter of 2019, and decreased $12.0 million, or 0.5%, from the first quarter of 2019.  The increase compared to the fourth quarter of 2019 reflected increases in negotiated NOW public fund deposits and savings accounts.  The decrease compared to the first quarter of 2019 was primarily due to declines in certificates of deposit, money market accounts, and one large, non-public negotiated account, which were partially offset by increases in noninterest bearing accounts and savings accounts.

Credit Quality.  Nonperforming assets totaled $6.3 million at March 31, 2020, an increase of $0.9 million, or 16.8%, over December 31, 2019 and a decrease of $0.6 million, or 8.8%, from March 31, 2019.  Nonperforming assets represented 0.21% of total assets at March 31, 2020 compared to 0.18% at December 31, 2019 and 0.23% at March 31, 2019.

Capital.  At March 31, 2020, we were well-capitalized with a total risk-based capital ratio of 17.19% and a tangible common equity ratio (a non-GAAP financial measure) of 7.98% compared to 17.90% and 8.06%, respectively, at December 31, 2019 and 17.09% and 7.56%, respectively, at March 31, 2019.  At March 31, 2020, all of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2020, we realized net income of $4.3 million, or $0.25 per diluted share, compared to net income of $8.6 million, or $0.51 per diluted share, for the fourth quarter of 2019, and $6.4 million, or $0.38 per diluted share, for the first quarter of 2019.

Net income for the first quarter of 2020 included a $5.0 million provision for credit losses, which exceeded net loan charge-offs of $1.1 million.  The higher provision reflected a build in reserves due to deteriorating economic conditions related to the COVID-19 pandemic.

Compared to the fourth quarter of 2019, the $5.8 million decrease in operating profit was attributable to a $5.2 million increase in the provision for credit losses, higher noninterest expense of $1.8 million, and lower net interest income of $0.5 million, partially offset by higher noninterest income of $1.7 million.

Compared to the first quarter of 2019, the $3.2 million decrease in operating profit reflected a $4.2 million increase in the provision for credit losses and higher noninterest expense of $2.8 million, partially offset by higher noninterest income of $2.9 million and net interest income of $0.9 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2020	December 31, 2019	March 31, 2019
Interest Income	$27,365	$28,008	$27,722
Taxable Equivalent Adjustments	104	124	134
Total Interest Income (FTE)	27,469	28,132	27,856
Interest Expense	1,592	1,754	2,814
Net Interest Income (FTE)	25,877	26,378	25,042
Provision for Credit Losses	4,990	(162)	767
Taxable Equivalent Adjustments	104	124	134
Net Interest Income After Provision for Credit Losses	20,783	26,416	24,141
Noninterest Income	15,478	13,828	12,552
Noninterest Expense	30,969	29,142	28,198
Income Before Income Taxes	5,292	11,102	8,495
Income Tax Expense	1,282	2,537	2,059
Net Loss Attributable to Noncontrolling Interests	277	-	-
Net Income Attributable to Common Shareowners	$4,287	$8,565	$6,436

Basic Net Income Per Share	$0.26	$0.51	$0.38
Diluted Net Income Per Share	$0.25	$0.51	$0.38

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and state and local government debt obligations.  We provide an analysis of our net interest income including average yields and rates in Table I on page 50.

Tax-equivalent net interest income for the first quarter of 2020 was $25.9 million compared to $26.4 million for the fourth quarter of 2019 and $25.0 million for the first quarter of 2019.  The decrease in tax-equivalent net interest income compared to the fourth quarter of 2019 reflected lower rates earned on overnight funds, investment securities and variable rate loans, partially offset by a lower cost on our negotiated rate deposits.  The increase in tax-equivalent net interest income compared to the first quarter of 2019 was primarily due to loan growth and a reduction in the cost of our negotiated rate deposits, partially offset by lower rates on our earning assets.

Our net interest margin for the first quarter of 2020 was 3.78%, a decrease of 11 basis points compared to the fourth quarter of 2019 and an increase of three basis points over the first quarter of 2019.  The decrease in margin compared to the fourth quarter of 2019 was attributable to lower rates on our variable and adjustable rate earning assets.  The increase in the margin compared to the first quarter of 2019 was due to a 19 basis point reduction in our cost of funds, partially offset by a 16 basis point reduction in yield on earning assets.

The federal funds target rate ended the first quarter of 2020 at a range of 0.00%-0.25%, after two unscheduled FED cuts during the quarter totaling 150 basis points.  These rate decreases have resulted in lower repricing of our variable and adjustable rate earning assets and will put pressure on our net interest margin.  We continue to prudently manage our deposit mix and overall cost of funds, which were 23 basis points for the first quarter of 2020 compared to 26 basis points for the fourth quarter of 2019.  In response to the FED rate cuts in the first quarter of 2020, we lowered our rates for our negotiable rate deposit accounts to buffer the effect.

We expect the significant decline in rates late in the first quarter of 2020 related to the FEDs emergency actions will put pressure on net interest income until rates normalize.  Interest and fee income related to the SBA Payment Protection Program (See Loans below) will partially offset the effect of lower rates.  Further, we will adjust deposit rates as needed to partially offset the effect.

Due to highly competitive fixed-rate loan pricing in our markets, we continue to review our loan pricing and make adjustments where we believe appropriate and prudent.

Provision for Credit Losses

The provision for credit loss expense for the first quarter of 2020 was $5.0 million compared to negative provision of $0.2 million for the fourth quarter of 2019 and provision expense of $0.8 million for the first quarter of 2019.  The increase in the provision over prior periods reflected a build in reserves due to deteriorating economic conditions related to the COVID-19 pandemic.  We further discuss the various factors that impacted our provision expense for the first quarter of 2020 in the Note 3 – Loans Held for Investment and Allowance for Credit Losses in the Consolidated Financial Statements.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2020	December 31, 2019	March 31, 2019
CHARGE-OFFS
Commercial, Financial and Agricultural	$362	$149	$95
Real Estate - Construction	-	58	-
Real Estate - Commercial Mortgage	11	33	155
Real Estate - Residential	110	27	264
Real Estate - Home Equity	31	-	52
Consumer(1)	1,566	819	795
Total Charge-offs	$2,080	$1,086	$1,361

RECOVERIES
Commercial, Financial and Agricultural	$40	$127	$74
Real Estate - Construction	-	-	-
Real Estate - Commercial Mortgage	191	266	70
Real Estate - Residential	40	116	44
Real Estate - Home Equity	33	25	32
Consumer(1)	695	300	284
Total Recoveries	$999	$834	$504

Net Charge-offs	$1,081	$252	$857

Net Charge-offs (Annualized) as a percent of Average Loans	0.23%	0.05%	0.20%
Outstanding, Net of Unearned Income

(1)Includes overdrafts. Prior to the first quarter 2020, overdraft losses were reflected in noninterest income (deposit fees)

Noninterest Income

Noninterest income for the first quarter of 2020 totaled $15.5 million compared to $13.8 million for the fourth quarter of 2019 and $12.6 million for the first quarter of 2019.  CCHL’s mortgage banking operations impacted our noninterest income (mortgage banking fees) for the first quarter of 2020, and thus, the period over comparison due to the late quarter closing.  Excluding CCHL, our noninterest income totaled $13.3 million for the first quarter of 2020.

Wealth management and bank card fees were negatively affected in the first quarter of 2020 by the COVID-19 pandemic.  Market volatility at March 31st had an unfavorable impact on wealth management fees and slower consumer spending negatively impacted our bank card fees.  Compared to fourth quarter of 2019, wealth management fees decreased by $0.2 million, or 5.7%, and bank card fees declined by $0.1 million, or 2.6%.  Compared to the first quarter of 2019, we realized solid improvement in deposit fees of $0.2 million, or 5.0%, bank card fees of $0.2 million, or 6.7%, and wealth management fees of $0.3 million, or 12.1%.

Noninterest income represented 37.5% of operating revenues (net interest income plus noninterest income) for the first quarter of 2020 compared to 34.5% for the fourth quarter of 2019 and 33.5% for the first quarter of 2019.

The table below reflects the major components of noninterest income.

	Three Months Ended
(Dollars in Thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Deposit Fees	$5,015	$4,980	$4,775
Bank Card Fees	3,051	3,131	2,855
Wealth Management Fees	2,604	2,761	2,323
Mortgage Banking Revenues	3,030	1,542	993
Other	1,778	1,414	1,606
Total Noninterest Income	$15,478	$13,828	$12,552

Significant components of noninterest income are discussed in more detail below.

Deposit Fees.  Deposit fees for the first quarter of 2020 totaled $5.0 million, comparable to the fourth quarter of 2019 and an increase of $0.2 million, or 5.0%, over the first quarter of 2019.  The increase over the first quarter of 2019 reflected higher overdraft fees.

Bank Card Fees.  Bank card fees for the first quarter of 2020 totaled $3.1 million, comparable to the fourth quarter of 2019 and an increase of $0.2 million, or 6.9%, over the first quarter of 2019.  The increase over the first quarter of 2019 reflected various initiatives aimed at growing our bank card revenues, including a checking account acquisition initiative that began in early 2019 and periodic debit and credit card promotions.

Wealth Management Fees.  Wealth management fees, which include both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts), totaled $2.6 million for the first quarter of 2020, a decrease of $0.2 million, or 5.7%, from the fourth quarter of 2019 and an increase of $0.3 million, or 12.1%, over the first quarter of 2019.  The decrease compared to the fourth quarter of 2019 reflected lower trust fees attributable to a decrease in assets under management driven by market volatility at March 31st on which quarterly client fees are based.  The increase over the first quarter of 2019 reflected higher retail brokerage fees which was attributable to account acquisition and higher trading activity in existing accounts.  At March 31, 2020, total assets under management were approximately $1.561 billion compared to $1.774 billion at December 31, 2019 and $1.675 billion at March 31, 2019.  The reduction in assets under management from both prior periods reflected the decline in stock market values due primarily to COVID-19 and its anticipated impact on the economy going forward.

Mortgage Banking Revenues.  Mortgage banking revenues totaled $3.0 million for the first quarter of 2020, an increase of $1.5 million, or 96.5%, over the fourth quarter of 2019 and $2.0 million, or 205.1% over the first quarter of 2019.  The increase over both prior periods was primarily attributable to aforementioned strategic alliance with CCHL that began on March 1, 2020.

Noninterest Expense

Noninterest expense for the first quarter of 2020 totaled $31.0 million compared to $29.1 million for the fourth quarter of 2019 and $28.2 million for the first quarter of 2019.  CCHL’s mortgage banking operations impacted our noninterest expense for the first quarter of 2020, and thus, the period over comparison due to the late quarter closing.  Excluding CCHL, our noninterest expense totaled $28.0 million for the first quarter of 2020.  In the first quarter of 2020, we realized lower OREO expense attributable to a $1.0 million gain from the sale of a banking office.  Expense variances versus prior periods including the impact of CCHL’s operations on select expense categories for the first quarter of 2020 are discussed in further detail below.

The table below reflects the major components of noninterest expense.

	Three Months Ended
(Dollars in Thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Salaries	$15,730	$13,374	$12,285
Associate Benefits	4,006	3,989	4,064
Total Compensation	19,736	17,363	16,349

Premises	2,383	2,228	2,061
Equipment	2,596	2,452	2,448
Total Occupancy	4,979	4,680	4,509

Legal Fees	468	546	376
Professional Fees	1,121	1,229	972
Processing Services	1,582	1,245	1,478
Advertising	584	386	497
Travel and Entertainment	317	282	204
Printing and Supplies	200	166	173
Telephone	610	693	680
Postage	186	173	169
Insurance - Other	296	205	391
Other Real Estate Owned, net	(798)	102	363
Miscellaneous	1,688	2,072	2,037
Total Other	6,254	7,099	7,340

Total Noninterest Expense	$30,969	$29,142	$28,198

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $19.7 million for the first quarter of 2020, an increase of $2.4 million, or 13.7%, over the fourth quarter of 2019 and $3.4 million, or 20.7%, over the first quarter of 2019.  The increases were due to the aforementioned integration of CCHL which drove $2.3 million of the increase over both prior periods, primarily reflective of commissions paid to mortgage loan officers and to a lesser extent base salary and benefit expense for CCHL operational personnel. Higher base salary expense (primarily related to merit raises) and cash incentive expense at CCB contributed to the increase over the first quarter of 2019.

Occupancy.  Occupancy expense (including premises and equipment) totaled $5.0 million for the first quarter of 2020, an increase of $0.3 million, or 6.4%, over the fourth quarter of 2019 and $0.5 million, or 10.4%, over the first quarter of 2019.  The increases were influenced by the aforementioned integration of CCHL which drove $0.2 million of the increase over both prior periods, primarily related to lease expense for loan production offices.  Higher maintenance and repairs expense at CCB contributed to the increase over the first quarter of 2019.

Other.  Other noninterest expense totaled $6.3 million for the first quarter of 2020, a decrease of $0.8 million, or 11.9%, from the fourth quarter of 2019 and $1.1 million, or 14.8%, from the first quarter of 2019.  The decrease from both prior periods was primarily due to lower OREO expense driven by a $1.0 million gain from the sale of a banking office in the first quarter of 2020.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 74.89% for the first quarter of 2020 compared to 72.48% for the fourth quarter of 2019 and 75.01% for the first quarter of 2019.  The increase compared to the fourth quarter of 2019 reflected the increase in noninterest expense related to the aforementioned integration of CCHL in March of 2020.  As this entity begins to scale its operations, we expect our efficiency ratio to improve.

Income Taxes

We realized income tax expense of $1.3 million (effective rate 24%) for the first quarter of 2020 compared to $2.5 million (effective rate 23%) for the fourth quarter of 2019 and $2.1 million (effective rate 24%) for the first quarter of 2019.  Absent discrete items, we expect our annual effective tax rate to approximate 24%.

FINANCIAL CONDITION

Average earning assets were $2.752 billion for the first quarter of 2020, an increase of $57.2 million, or 2.1%, over the fourth quarter of 2019, and an increase of $47.1 million, or 1.7%, over the first quarter of 2019.  The increase in average earning assets over the fourth quarter of 2019 was primarily driven by higher deposit balances which funded growth in the loan and investment portfolios.  The change in the earning asset mix compared to the first quarter 2019 reflected higher loan balances that were funded with overnight funds and investment balances.  The Brand acquisition on March 1st increased average earning assets by $29 million for the first quarter of 2020.

Investment Securities

In the first quarter of 2020, our average investment portfolio increased $14.4 million, or 2.3%, over the fourth quarter of 2019 and decreased $23.9 million, or 3.6%, from the first quarter of 2019.  Securities in our investment portfolio represented 23.1% of our average earning assets for the first quarter of 2020 compared to 23.0% for the fourth quarter of 2019, and 24.4% for the first quarter of 2019.  For the remainder of 2020, we will continue to closely monitor liquidity levels and the interest rate environment to determine the extent to which investment cash flow may be reinvested into securities.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”).  During the first quarter of 2020, we purchased securities under both the AFS and HTM designations.  At March 31, 2020, $377.7 million, or 60.0%, of our investment portfolio was classified as AFS, and $251.8 million, or 40.0%, classified as HTM.  The average maturity of our total portfolio at March 31, 2020 was 2.20 years compared to 2.11 years and 2.10 years at December 31, 2019 and March 31, 2019, respectively.

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

At March 31, 2020 there were 42 positions (combined AFS and HTM) with unrealized losses totaling $0.1 million.  GNMA mortgage-backed securities, U.S. treasury securities, and SBA investments carry the full faith and credit guarantee of the U.S. government and are 0% risk-weighted assets for regulatory capital purposes.  Further, we consider the long history of no credit losses on these securities indicates that the expectation of nonpayment of the amortized cost basis is zero, even if the U.S. government were to technically default.

Loans

Average loans (excluding held for sale (“HFS”) loans) increased $13.7 million, or 0.8% compared to the fourth quarter of 2019 and $74.8 million, or 4.2%, compared to the first quarter of 2019.  Average HFS loans increased $22.8 million and $27.5 million over the same respective periods and reflected the integration of CCHL.  The increase (excluding HFS loans) reflected growth in all loan types except commercial, institutional, and HELOCs.  The increase compared to the first quarter of 2019 reflected growth in all loan types, except institutional and HELOCs.  Loan demand from the SBA Paycheck Protection Program (“PPP”) has been extremely strong, and as of May 5, 2020, the Company has obtained approximately 1,100 SBA loan approvals totaling $135 million for the first phase of funding and 1,000 loan approvals totaling $50 million for the second phase of funding.  The majority, if not all of these loans are expected to be funded from our current on balance sheet liquidity.

Without compromising our credit standards, changing our underwriting standards, or taking on inordinate interest rate risk, we continue to closely monitor our markets and make minor rate adjustments as necessary.

Credit Quality

Nonperforming assets (nonaccrual loans and OREO) totaled $6.3 million at March 31, 2020, a $0.9 million increase over December 31, 2019 and a $0.6 million decrease from March 31, 2019.  Nonaccrual loans totaled $4.9 million at March 31, 2020, a $0.4 million increase over December 31, 2019 and a $0.2 million decrease from March 31, 2019.  Gross additions to nonaccrual status totaled $3.6 million for the first quarter of 2020 compared to $3.0 million for the fourth quarter of 2019 and $2.5 million for the first quarter of 2019.  The balance of OREO totaled $1.5 million at March 31, 2020, an increase of $0.5 million over December 31, 2019 and a decrease of $0.4 million from March 31, 2019.  For the first quarter of 2020, we added properties totaling $0.7 million, sold properties totaling $0.2 million, and recorded valuation adjustments totaling $0.1 million.  Nonperforming assets represented 0.21% of total assets at March 31, 2020 compared to 0.18% at December 31, 2019 and 0.23% at March 31, 2019.

COVID-19 Exposure

We continue to analyze our loan portfolio for segments that might be directly affected by the stressed economic and business conditions caused by the pandemic.  Certain at-risk segments total 11% of our loan balances at March 31, 2020, including hotel (3%), restaurant (1%), retail and shopping centers (5%), stock secured (1%), and other (1%).  The other segment includes churches, non-profits, education, and recreational.  To assist our clients, we have allowed short term 60 to 90 day loan extensions for affected borrowers with a majority being 60 day extensions.  Through May 5, 2020, we have extended 2,100 loans totaling $310 million (17% of loan portfolio).  Approximately 81% of these loans were for commercial borrowers and 19% for consumer borrowers.

(Dollars in Thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Nonaccruing Loans:
Commercial, Financial and Agricultural	$358	$446	$223
Real Estate - Construction	-	-	323
Real Estate - Commercial Mortgage	1,332	1,434	1,976
Real Estate - Residential	2,213	1,392	1,341
Real Estate - Home Equity	692	797	1,033
Consumer	279	403	151
Total Nonaccruing Loans (“NALs”)(1)	$4,874	$4,472	$5,047
Other Real Estate Owned	1,463	953	1,902
Total Nonperforming Assets (“NPAs”)	$6,337	$5,425	$6,949

Past Due Loans 30 – 89 Days	$5,077	$4,871	$4,682
Performing Troubled Debt Restructurings	$15,934	$16,888	$20,791

Nonaccruing Loans/Loans	0.26%	0.24%	0.28%
Nonperforming Assets/Total Assets	0.21	0.18	0.23
Nonperforming Assets/Loans Plus OREO	0.34	0.29	0.39
Allowance/Nonaccruing Loans	432.61	310.99	279.77

(1)    Nonaccrual TDRs totaling $1.0 million, $0.7 million, and $1.4 million are included in NALs for March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  The allowance for credit losses is adjusted by a credit loss provision which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.  Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.  Expected credit loss inherent in non-cancellable off-balance sheet credit exposures is provided through the credit loss provision, but recorded as a separate liability included in other liabilities.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical loan default and loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information incorporate management’s view of current conditions and forecasts.

Detailed information regarding the methodology for estimating the amount reported in the allowance for credit losses is provided in Note 1 – Business and Basis of Presentation/Allowance for Credit Losses in the Consolidated Financial Statements.

At March 31, 2020, the allowance for credit losses of $21.1 million represented 1.13% of outstanding loans (excluding HFS loans) and provided coverage of 433% of nonperforming loans compared to $13.9 million, or 0.75% and 311% of loans at December 31, 2019.  The adoption of ASC 326 (“CECL”) on January 1, 2020 had an impact of $4.0 million ($3.3 million increase in the allowance for credit losses and $0.7 million increase in the allowance for unfunded loan commitments (liability account)).  The $3.9 million build in the allowance for credit losses for the first quarter of 2020 reflected a forecasted decline in economic conditions, primarily a higher rate of unemployment due to the impact of the COVID-19 pandemic.  At March 31, 2020, we had not realized significant deterioration in our credit quality metrics primarily due to actions taken under a loan extension program.  We will continue to adjust our allowance as the effects of the pandemic on our borrowers becomes more clear and in consideration of our ongoing risk mitigation efforts as well as the effectiveness of the government’s stimulus actions, including the SBA Paycheck Protection Program and the Economic Impact Payments.

Deposits

Average total deposits were $2.553 billion for the first quarter of 2020, an increase of $27.7 million, or 1.1%, over the fourth quarter of 2019, and a decrease of $12.0 million, or 0.5%, over the first quarter of 2019.  The increase in average deposits compared to the fourth quarter of 2019 reflected increases in negotiated NOW public fund deposits and savings accounts.  The seasonal influx of negotiated public NOW accounts has most likely peaked for this cycle, and is expected to gradually decline through the fourth quarter of 2020.  The decrease in average deposits compared to the first quarter of 2019 was primarily due to declines in certificates of deposit, money market accounts, and one large, non-public negotiated account, which were partially offset by increases in noninterest bearing accounts and savings accounts.

Deposit levels remain strong, and average core deposits grew over last quarter.  As a result of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and our participation in the Paycheck Participation Program (PPP) to support small businesses, the potential exists for our deposit levels to be volatile over the coming quarters due to the government’s distribution of economic impact payments and the funding of PPP loans.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
March 31, 2020	13.6%	9.7%	5.9%	2.7%	-2.1%
December 31, 2019	13.8%	10.3%	6.8%	3.4%	-6.2%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
March 31, 2020	31.6%	21.8%	12.2%	3.3%	-8.4%
December 31, 2019	35.5%	26.4%	17.2%	8.2%	-13.4%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of 100  bp will have a negative impact on the net interest margin. Compared to the prior quarter-end, the 12-month and 24-month periods of Net Interest Income at Risk positions became less favorable in the rising rate scenarios, and more favorable in the falling rate scenario. The Net Interest Income position became more favorable in the down 100 bp scenario as index rates were so low, that they can’t adjust to the full 100 bp reduction in rates. The Net Interest Income position became less favorable in rising rate scenarios due to the increased level of loans below their floors that will lag as rates rise until floors are pierced.

All measures of Net Interest Income at Risk are within our prescribed policy limits over the next 12-month and 24-month periods.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
March 31, 2020 (Base Scenario)	56.1%	45.3%	32.5%	18.1%	-41.3%
December 31, 2019 (Base Scenario)	37.5%	30.2%	21.7%	12.2%	-22.0%

March 31, 2020 (Alternate Scenario)(2)	38.0%	28.5%	17.2%	4.5%	7.7%
December 31, 2019 (Alternate Scenario)	37.5%	30.2%	21.7%	12.2%	7.4%

(1) Down 200, 300, and 400 bp scenarios have been excluded due to the low interest rate environment.

(2) The calculation of EVE results in a negative value in the rates down 100 bp scenario in the base case, as it assigns a negative value    to our nonmaturity deposits. Since we believe our nonmaturity deposits are highly valued core franchise deposits, we run an alternate EVE calculation which caps the value of our nonmaturity deposits at their book value, and results in an EVE of 7.7% in the down 100 bp scenario, which is within policy guidelines.

At March 31, 2020, the economic value of equity results are favorable in all rising rate environments and are within prescribed tolerance levels with the exception of the rates down 100 bp scenario, as we have limited ability to lower our deposit rates relative to the decline in market rates.  If we were to cap the value of our nonmaturity deposits at their book value in the down 100 bp scenario, EVE would be within the policy limit parameters for that scenario.

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

At March 31, 2020, we had the ability to generate $1.362 billion in additional liquidity through all of our available resources (this excludes $197 million in overnight funds sold).  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, Risk Oversight Committee, and the Board of Directors.  At March 31, 2020, we believe the liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio was approximately 2.20 years at March 31, 2020, and the available for sale portfolio had a net unrealized pre-tax gain of $4.8 million.

Our average overnight funds position (defined deposits with banks plus FED funds sold less FED funds purchased) was $234.4 million in the first quarter of 2020 compared to $228.1 million in the fourth quarter of 2019 and $265.7 million in the first quarter of 2019.  The increase in the average net overnight funds compared to the fourth quarter of 2019 was driven by higher deposit balances, primarily seasonally higher public fund balances.  The decrease in overnight funds compared to the first quarter of 2019 was driven by loan growth.   It is anticipated that current on balance sheet liquidity levels will remain adequate to fund loans under the SBA PPP program in the coming months due to our strong overnight funds sold position, in addition to cash flow generated from the investment portfolio.  However, if necessary, short-term advances from the FHLB or FRB could be considered.

We expect our capital expenditures will be approximately $7.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases.  Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2020, short term borrowings totaled $76.5 million compared to $6.4 million at December 31, 2019.  The increase reflected the addition of residential mortgage warehouse borrowings related to the Brand acquisition.  Amounts available under warehouse lines to fund the timing difference between residential real estate loan closings and investor funding totaled $125 million and had a balance of $73 million at March 31, 2020.  Additional detail on these borrowings is provided in Note 4 – Mortgage Banking Activities in the Consolidated Financial Statements.

At March 31, 2020, fixed rate credit advances from the FHLB totaled $4.7 million in outstanding debt consisting of eight notes. During the first three months of 2020, the Bank made FHLB advance payments totaling approximately $0.7 million, which included an advance of $0.3 million that matured.  No advances paid off, and we did not obtain any new FHLB advances during this period. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

CAPITAL

Our capital ratios are presented below. At March 31, 2020, our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

	March 31,	December 31,	March 31,
(Dollars in Thousands)	2020	2019	2019
Shareowner's Equity	$328,507	$327,016	$308,986
Leverage Ratio	10.81%	11.25%	10.53%
Tier 1 Capital Ratio	16.12	17.16	16.34
Total Risk Based Capital Ratio	17.19	17.90	17.09
Common Equity Tier 1 Capital Ratio	13.55	14.47	13.62
Tangible Common Equity Ratio(1)	7.98%	8.06%	7.56%

(1) Non-GAAP financial measure. See non-GAAP reconciliation on page 35.

Shareowners’ equity was $328.5 million at March 31, 2020 compared to $327.0 million at December 31, 2019 and $309.0 million at March 31, 2019.  For the first three months of 2020, shareowners’ equity was positively impacted by net income of $4.3 million, a $2.6 million increase in the unrealized gain on investment securities, net adjustments totaling $0.5 million related to transactions under our stock compensation plans, and stock compensation accretion of $0.3 million.  Shareowners’ equity was reduced by a $3.1 million (net of tax) adjustment to retained earnings for the adoption of ASC 326 (“CECL”), common stock dividend of $2.4 million ($0.14 per share) and shares repurchases of $0.7 million (33,074 shares).

At March 31, 2020, our common stock had a book value of $19.46 per diluted share compared to $19.40 at December 31, 2019 and $18.35 at March 31, 2019.  Book value is impacted by the net after-tax unrealized gains and losses on investment securities.  At March 31, 2020, the net gain was $3.5 million compared to a $0.9 million net gain at December 31, 2019 and a $1.1 million net loss at March 31, 2019.  Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715.  At March 31, 2020, the net pension liability reflected in other comprehensive loss was $29.0 million compared to $29.0 million at December 31, 2019 and $26.8 million at March 31, 2019.

In January 2019, our Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock through February 2024, which replaced our prior repurchase program that was set to expire in February 2019.  Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares.  For the first three months of 2020, we repurchased 33,074 shares at an average price of $21.36 per share under the plan.  During 2019, we purchased 77,000 shares at an average price of $23.40.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2020, we had $583.9 million in commitments to extend credit and $6.4 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Certain agreements provide that the commitments are unconditionally cancellable by the bank and for those agreements no allowance for credit losses has been recorded.  We have recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, included in other liabilities on the consolidated statements of financial condition of $1.0 million at March 31, 2020.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2019 Form 10-K.  The preparation of our Consolidated Financial Statements in accordance with GAAP and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities.  Actual results could differ from those estimates.

We have identified accounting for (i) the allowance for credit losses, (ii) valuation of goodwill, (iii) pension benefits, and (iv) income taxes as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

As discussed in Note 1 – Business and Basis of Presentation/Significant Accounting Policies, our policies related to the allowance for credit losses changed on January 1, 2020 in connection with the adoption of ASC 326.  The amount of the allowance for credit losses represents management's best estimate of current expected credit losses considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.  Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts.  While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors.  While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans, Net of Unearned Income(1)(2)	$1,882,703	$23,692	5.06%	$1,846,190	$23,958	5.15%	$1,780,406	$22,718	5.18%
Taxable Securities(2)	629,512	2,995	1.91	610,046	3,186	2.08	618,127	3,387	2.20
Tax-Exempt Securities	5,293	25	1.86	10,327	43	1.67	40,575	158	1.56
Funds Sold	234,372	757	1.30	228,137	945	1.64	265,694	1,593	2.43
Total Earning Assets	2,751,880	27,469	4.01%	2,694,700	28,132	4.14%	2,704,802	27,856	4.17%
Cash & Due From Banks	56,958			53,174			53,848
Allowance For Loan Losses	(14,389)			(14,759)			(14,347)
Other Assets	244,339			249,089			252,208
TOTAL ASSETS	$3,038,788			$2,982,204			$2,996,511

Liabilities:
NOW Accounts	$808,811	$725	0.36%	$755,625	$889	0.47%	$884,277	$1,755	0.80%
Money Market Accounts	212,211	117	0.22	227,479	170	0.30	239,516	247	0.42
Savings Accounts	379,237	46	0.05	372,518	46	0.05	364,783	44	0.05
Other Time Deposits	105,542	51	0.19	108,407	52	0.19	118,839	53	0.18
Total Interest Bearing Deposits	1,505,801	939	0.25	1,464,029	1,157	0.31	1,607,415	2,099	0.53
Short-Term Borrowings	32,915	132	1.61	7,448	16	0.87	11,378	35	1.26
Subordinated Notes Payable	52,887	471	3.52	52,887	525	3.88	52,887	608	4.60
Other Long-Term Borrowings	6,312	50	3.21	6,723	56	3.33	8,199	72	3.55
Total Interest Bearing Liabilities	1,597,915	1,592	0.40%	1,531,087	1,754	0.45%	1,679,879	2,814	0.68%
Noninterest Bearing Deposits	1,046,889			1,060,922			957,300
Other Liabilities	59,587			63,291			52,070
TOTAL LIABILITIES	2,704,391			2,655,300			2,689,249
Temporary Equity	2,506			-			-

TOTAL SHAREOWNERS’ EQUITY	331,891			326,904			307,262

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$3,038,788			$2,982,204			$2,996,511

Interest Rate Spread			3.61%			3.69%			3.49%
Net Interest Income		$25,877			$26,378			$25,042
Net Interest Margin(3)			3.78%			3.89%			3.75%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate.
(3)Taxable equivalent net interest income divided by average earnings assets.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2019.

Item 4.           CONTROLS AND PROCEDURES

At March 31, 2020, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

The Company acquired a controlling equity interest in the outstanding membership interests of Brand Mortgage Group, LLC (“Brand”) on March 1, 2020. As such, the scope of our management’s evaluation of the effectiveness of its disclosure controls and procedures did not include Brand’s internal controls over financial reporting at March 31, 2020.  Brand’s total and net assets each represented approximately 3% of the Company's total and net assets at March 31, 2020, and approximately 5% and 7% of the Company's total revenue and net income, respectively, for the three months ended March 31, 2020.  This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of the Company's assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition.

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  During the quarter ended on March 31, 2020, other than the above, there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.           Legal Proceedings

We are party to lawsuits arising out of the normal course of business.  In management's opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K, as supplemented below and updated in our subsequent quarterly reports. The risks described in our 2019 Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

COVID-19, the Effects of Global Actions Taken to Contain its Spread, and its Economic and Societal Impact Could Adversely Impact Our Business, Results of Operations and Financial Condition.

The COVID-19 pandemic has caused a significant global economic downturn which has adversely affected, and is expected to continue to adversely affect, our business and results of operations. The COVID-19 pandemic’s future impacts on the U.S. and the global economies and on our business, results of operations and financial condition remain uncertain.

The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global economic activity, which is disrupting global supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in the financial, energy and commodity markets. These measures have also negatively impacted, and could continue to negatively impact, businesses, market participants, our counterparties and customers, and the U.S. and global economies for a prolonged period of time.

Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services; protracted periods of lower interest rates; increased noninterest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs. Our provision for credit losses and net charge-offs could also be impacted by continued volatility in the energy and commodity markets. Additionally, our liquidity and/or regulatory capital could be adversely impacted by customers’ withdrawal of deposits, volatility and disruptions in the capital and credit markets, volatility in foreign exchange rates and continued customer draws on lines of credit and potential downgrades to our credit ratings. If we become unable to successfully operate our business from remote locations including, for example, failure of our internal or external information technology infrastructure, increased rates of employee illness, or governmental restrictions placed on our employees or operations, this could also have an adverse effect on our business continuity status and result in disruption to our business. To the extent the COVID-19 pandemic continues to adversely affect the U.S. and global economies and adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the section captioned “Risk Factors” in our 2019 Form 10-K or risks described in our other filings with the Securities and Exchange Commission.

In response to the economic and market conditions resulting from the COVID-19 pandemic, governments and regulatory authorities, including central banks, have acted to provide fiscal and monetary stimulus packages and programs to support national and global economies. In the U.S., the Federal Reserve has, among other things: lowered the federal funds rate and the interest rate on the Federal Reserve’s discount window; implemented programs to promote liquidity in certain securities markets, including money markets, repurchase agreements, commercial paper, corporate debt securities, U.S. Treasury securities, and agency mortgage-backed securities; clarified supervisory expectations regarding loan modifications due to COVID-19 related non-payment; announced a program for lending directly to U.S. businesses; and clarified expectations for certain bank regulations related to counterparty credit risk and the current expected credit loss accounting standard. In addition, four economic stimulus packages have been enacted, including the Paycheck Protection Program and Health Care Enhancement Act, the $2 trillion Coronavirus Aid, Relief, and Economic Security Act, the Families First Coronavirus Response Act, and the Coronavirus Preparedness and Response Supplemental Appropriations Act. Similar actions have been taken or enacted by governments and central banks outside the U.S. However, there can be no assurance that these measures will stimulate the global economy or avert continued recessionary conditions in markets or local economies in which we conduct operations. Our participation in and execution of these and other measures taken by governments and regulatory authorities could result in reputational harm and within the industry has resulted in, and may continue to result in, litigation, including class actions, or regulatory and government actions and proceedings. Actions of this nature may result in judgments, settlements, penalties, and fines adverse to us.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve globally as well as in the U.S. and our local markets. The magnitude and duration of the current outbreak of COVID-19, the likelihood of further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the U.S. and global economies and our business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

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

			Total number of	Maximum Number of
	Total number	Average	shares purchased as	shares that may yet be
	of shares	price paid	part of our share	purchased under our share
Period	purchased	per share	repurchase program(1)	repurchase program

January 1, 2020 to
January 31, 2020	-	-	-	673,000

February 1, 2020 to
February 29, 2020	-	-	-	673,000

March 1, 2020 to
March 31, 2020	33,074	$21.36	33,074	639,926

Total	33,074	$21.36	33,074	639,926

(1)

This balance represents the number of shares that were repurchased during the first quarter of 2020 through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on January 31, 2019 for a five-year period, under which we were originally authorized to repurchase up to 750,000 shares of our common stock.  The Program is flexible and shares are acquired from the public markets and other sources using free cash flow.  No shares are repurchased outside of the Program.

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

Date: May 8, 2020