Form 10-Q
period 2020-06-30
CAPITAL CITY BANK GROUP INC
filed 2020-08-03
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of The Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At July 31, 2020, 16,780,276 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2020

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

• the effects of natural disasters, harsh weather conditions (including hurricanes), widespread health emergencies, military conflict, terrorism, civil unrest or other geopolitical events;

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in Thousands)	2020	2019
ASSETS
Cash and Due From Banks	$75,155	$60,087
Federal Funds Sold and Interest Bearing Deposits	513,273	318,336
Total Cash and Cash Equivalents	588,428	378,423

Investment Securities, Available for Sale, at fair value	341,180	403,601
Investment Securities, Held to Maturity, (fair value of $238,499 and $241,429	232,178	239,539
Total Investment Securities	573,358	643,140

Loans Held For Sale, at fair value	76,610	9,509

Loans Held for Investment	2,022,177	1,835,929
Allowance for Credit Losses	(22,457)	(13,905)
Loans Held for Investment, Net	1,999,720	1,822,024

Premises and Equipment, Net	87,972	84,543
Goodwill	89,095	84,811
Other Real Estate Owned	1,059	953
Other Assets	83,282	65,550
Total Assets	$3,499,524	$3,088,953

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$1,377,032	$1,044,699
Interest Bearing Deposits	1,577,964	1,600,755
Total Deposits	2,954,996	2,645,454

Short-Term Borrowings	63,958	6,404
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	5,583	6,514
Other Liabilities	75,702	50,678
Total Liabilities	3,153,126	2,761,937

Temporary Equity	11,341	-

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,780,276 and 16,771,544 shares
issued and outstanding at June 30, 2020 and December 31, 2019, respectively	168	168
Additional Paid-In Capital	31,575	32,092
Retained Earnings	328,570	322,937
Accumulated Other Comprehensive Loss, net of tax	(25,256)	(28,181)
Total Shareowners’ Equity	335,057	327,016
Total Liabilities, Temporary Equity and Shareowners' Equity	$3,499,524	$3,088,953

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2020	2019	2020	2019
INTEREST INCOME
Loans, including Fees	$23,687	$23,765	$47,280	$46,381
Investment Securities:
Taxable	2,708	3,301	5,704	6,688
Tax Exempt	29	92	48	218
Federal Funds Sold and Interest Bearing Deposits	88	1,507	845	3,100
Total Interest Income	26,512	28,665	53,877	56,387

INTEREST EXPENSE
Deposits	218	1,988	1,157	4,087
Short-Term Borrowings	421	31	553	66
Subordinated Notes Payable	374	596	845	1,204
Other Long-Term Borrowings	41	66	91	138
Total Interest Expense	1,054	2,681	2,646	5,495

NET INTEREST INCOME	25,458	25,984	51,231	50,892
Provision for Credit Losses	2,005	646	6,995	1,413
Net Interest Income After Provision For Credit Losses	23,453	25,338	44,236	49,479

NONINTEREST INCOME
Deposit Fees	3,756	4,756	8,771	9,531
Bank Card Fees	3,142	3,036	6,193	5,891
Wealth Management Fees	2,554	2,404	5,158	4,727
Mortgage Banking Revenues	17,814	1,199	20,844	2,192
Other	2,933	1,375	4,711	2,981
Total Noninterest Income	30,199	12,770	45,677	25,322

NONINTEREST EXPENSE
Compensation	23,658	16,437	43,394	32,786
Occupancy, Net	5,798	4,537	10,777	9,046
Other Real Estate Owned, Net	116	75	(682)	438
Other	7,731	7,347	14,783	14,324
Total Noninterest Expense	37,303	28,396	68,272	56,594

INCOME BEFORE INCOME TAXES	16,349	9,712	21,641	18,207
Income Tax Expense	2,950	2,387	4,232	4,446

NET INCOME	13,399	7,325	17,409	13,761
Net Income Attributable to Noncontrolling Interests	(4,253)	-	(3,976)	-

NET INCOME ATTRIBUTABLE TO COMMON SHAREOWNERS	$9,146	$7,325	$13,433	$13,761

BASIC NET INCOME PER SHARE	$0.55	$0.44	$0.80	$0.82
DILUTED NET INCOME PER SHARE	$0.55	$0.44	$0.80	$0.82

Average Common Basic Shares Outstanding	16,797	16,791	16,803	16,791
Average Common Diluted Shares Outstanding	16,839	16,818	16,844	16,820

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2020	2019	2020	2019
NET INCOME ATTRIBUTABLE TO COMMON SHAREOWNERS	$9,146	$7,325	$13,433	$13,761
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	424	1,736	3,962	2,985
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	9	11	18	22
Total Investment Securities	433	1,747	3,980	3,007
Change in net unrealized gain/loss on interest rate swap	(104)	-	(104)	-
Other comprehensive income, before tax	329	1,747	3,876	3,007
Deferred tax expense related to other comprehensive income	52	443	951	762
Other comprehensive income, net of tax	277	1,304	2,925	2,245
Total comprehensive income attributable to common shareowners	$9,423	$8,629	$16,358	$16,006

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Shares	Common	Paid-In	Retained	(Loss) Income,
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Capital	Earnings	Net of Taxes	Total
Three Months Ended:
Balance, April 1, 2020	16,811,781	$168	$32,100	$321,772	$(25,533)	$328,507
Net Income	-	-	-	9,146	-	9,146
Other Comprehensive Income, net of tax	-	-	-	-	277	277
Cash Dividends ($0.1400 per share)	-	-	-	(2,348)	-	(2,348)
Repurchase of Common Stock	(43,878)	-	(863)	-	-	(863)
Stock Based Compensation	-	-	77	-	-	77
Stock Compensation Plan Transactions, net	12,373	-	261	-	-	261
Balance, June 30, 2020	16,780,276	$168	$31,575	$328,570	$(25,256)	$335,057

Balance, April 1, 2019	16,812,460	$168	$31,929	$304,763	$(27,874)	$308,986
Net Income	-	-	-	7,325	-	7,325
Other Comprehensive Income, net of tax	-	-	-	-	1,304	1,304
Cash Dividends ($0.1100 per share)	-	-	-	(1,841)	-	(1,841)
Repurchase of Common Stock	(77,000)	(1)	(1,805)	-	-	(1,806)
Stock Based Compensation	-	-	386	-	-	386
Stock Compensation Plan Transactions, net	10,406	-	241	-	-	241
Balance, June 30, 2019	16,745,866	$167	$30,751	$310,247	$(26,570)	$314,595

					Accumulated
					Other
			Additional		Comprehensive
	Shares	Common	Paid-In	Retained	(Loss), Income
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Capital	Earnings	Net of Taxes	Total
Balance, January 1, 2020	16,771,544	$168	$32,092	$322,937	$(28,181)	$327,016
Adoption of ASC 326 - See Note 1	-	-	-	(3,095)	-	(3,095)
Net Income	-	-	-	13,433	-	13,433
Other Comprehensive Income, net of tax	-	-	-	-	2,925	2,925
Cash Dividends ($0.2800 per share)	-	-	-	(4,705)	-	(4,705)
Repurchase of Common Stock	(76,952)	(1)	(1,570)	-	-	(1,571)
Stock Based Compensation	-	-	368	-	-	368
Stock Compensation Plan Transactions, net	85,684	1	685	-	-	686
Balance, June 30, 2020	16,780,276	$168	$31,575	$328,570	$(25,256)	$335,057

Balance, January 1, 2019	16,747,571	$167	$31,058	$300,177	$(28,815)	$302,587
Net Income	-	-	-	13,761	-	13,761
Other Comprehensive Income, net of tax	-	-	-	-	2,245	2,245
Cash Dividends ($0.2200 per share)	-	-	-	(3,691)	-	(3,691)
Repurchase of Common Stock	(77,000)	(1)	(1,805)	-	-	(1,806)
Stock Based Compensation	-	-	885	-	-	885
Stock Compensation Plan Transactions, net	75,295	1	613	-	-	614
Balance, June 30, 2019	16,745,866	$167	$30,751	$310,247	$(26,570)	$314,595

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,433	$13,761
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Credit Losses	6,995	1,413
Depreciation	3,400	3,148
Amortization of Premiums, Discounts and Fees, net	3,414	2,520
Originations of Loans Held-for-Sale	(431,775)	(94,776)
Proceeds From Sales of Loans Held-for-Sale	385,518	93,952
Net Gain From Sales of Loans Held-for-Sale	(20,844)	(2,192)
Stock Compensation	368	885
Net Tax Benefit From Stock-Based Compensation	(84)	(14)
Deferred Income Taxes	(695)	1,253
Net Change in Operating Leases	498	45
Net (Gain) Loss on Sales and Write-Downs of Other Real Estate Owned	(915)	204
Proceeds From Insurance Claim for Operating Loss	-	268
Loss on Disposal of Premises and Equipment	-	39
Net Increase in Other Assets	(23,035)	(11,628)
Net Increase in Other Liabilities	36,251	22,430
Net Cash (Used In) Provided By Operating Activities	(27,471)	31,308

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(32,250)	(33,844)
Payments, Maturities, and Calls	38,362	20,891
Securities Available for Sale:
Purchases	(38,364)	(31,215)
Payments, Maturities, and Calls	102,846	67,551
Purchases of Loans Held for Investment	(18,359)	(18,661)
Net Increase in Loans Held for Investment	(167,587)	(43,822)
Net Cash Paid for Brand Acquisition	(2,405)	-
Proceeds from Insurance Claims on Premises	-	814
Proceeds From Sales of Other Real Estate Owned	1,800	1,703
Purchases of Premises and Equipment	(6,842)	(2,002)
Net Cash Used In Investing Activities	(122,799)	(38,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	309,542	29,248
Net Increase (Decrease) in Short-Term Borrowings	57,460	(4,148)
Repayment of Other Long-Term Borrowings	(837)	(895)
Dividends Paid	(4,705)	(3,691)
Payments to Repurchase Common Stock	(1,571)	(1,806)
Issuance of Common Stock Under Purchase Plans	386	397
Net Cash Provided By Financing Activities	360,275	19,105

NET INCREASE IN CASH AND CASH EQUIVALENTS	210,005	11,828

Cash and Cash Equivalents at Beginning of Period	378,423	276,000
Cash and Cash Equivalents at End of Period	$588,428	$287,828

Supplemental Cash Flow Disclosures:
Interest Paid	$2,655	$5,505
Income Taxes Paid	$3,613	$1,381

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$991	$688

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

Business Combination. On March 1, 2020, CCB completed its acquisition of a 51% membership interest in Brand Mortgage Group, LLC (“Brand”) which is now operated as Capital City Home Loans (“CCHL”). CCHL was consolidated into CCBG’s financial statements effective March 1, 2020. Assets acquired totaled $52 million (consisting primarily of loans held for sale) and liabilities assumed totaled $42 million (consisting primarily of warehouse line borrowings). The primary purpose of the acquisition was to gain access to an expanded residential mortgage product line-up and investor base (including a mandatory delivery channel for loan sales) and to generate other operational synergies and cost savings. CCB made a $7.1 million cash payment for its 51% membership interest and entered into a buyout agreement for the remaining 49% noncontrolling interest resulting in temporary equity with a fair value of $7.4 million. Goodwill totaling $4.3 million was recorded in connection with this acquisition. Factors that contributed to the purchase price resulting in goodwill include Brand’s strong management team and expertise in the mortgage industry, historical record of earnings, and operational synergies created as part of the strategic alliance.

Adoption of New Accounting Standard

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326-30 provides a new credit loss model for available-for-sale debt securities. The most significant change requires credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is not more likely than not they will be required to sell.

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

The following table illustrates the impact of adopting ASC 326 on January 1, 2020.

	As Reported		Impact of
	Under	Pre-ASC 326	ASC 326
(Dollars in Thousands)	ASC 326	Adoption	Adoption
Loans:
Commercial, Financial and Agricultural	$2,163	$1,675	$488
Real Estate - Construction	672	370	302
Real Estate - Commercial Mortgage	4,874	3,416	1,458
Real Estate - Residential	4,371	3,128	1,243
Real Estate - Home Equity	2,598	2,224	374
Consumer, Other Loans and Overdrafts	2,496	3,092	(596)
Allowance for Credit Losses on Loans	17,174	13,905	3,269

Other Liabilities:
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures	$815	$157	$658

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

Loans Held for Investment

Loans held for investment (“HFI”) are stated at amortized cost which includes the principal amount outstanding, net premiums and discounts, and net deferred loan fees and costs. Accrued interest receivable on loans is reported in other assets and is not included in the amortized cost basis of loans. Interest income is accrued on the effective yield method based on outstanding principal balances, and includes loan late fees. Fees charged to originate loans and direct loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

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

Mortgage Banking Activities

Mortgage Loans Held for Sale and Revenue Recognition

Mortgage loans held for sale (“HFS”) are carried at fair value under the fair value option with changes in fair value recorded in gain on sale of mortgage loans held for sale on the consolidated statements of income. The fair value of mortgage loans held for sale committed to investors is calculated using observable market information such as the investor commitment, assignment of trade (AOT) or other mandatory delivery commitment prices. The Company bases loans committed to Agency investors based on the Agency’s quoted mortgage backed security (MBS) prices. The fair value of mortgage loans held for sale not committed to investors is based on quoted best execution secondary market prices. If no such quoted price exists, the fair value is determined using quoted prices for a similar asset or assets, such as MBS prices, adjusted for the specific attributes of that loan, which would be used by other market participants.

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and are recorded in gain on sale of mortgage loans held for sale on the consolidated statements of income. Sales proceeds reflect the cash received from investors through the sale of the loan and servicing release premium. If the related mortgage servicing right (MSR) is sold servicing retained, the MSR addition is recorded in gain on sale of mortgage loans held for sale on the consolidated statements of income. Gain on sale of mortgage loans held for sale also includes the unrealized gains and losses associated with the changes in the fair value of mortgage loans held for sale, and the realized and unrealized gains and losses from derivative instruments.

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

Derivative Instruments (IRLC/Forward Commitments)

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

The Company considers various factors and strategies in determining what portion of the IRLCs and uncommitted mortgage loans held for sale to economically hedge. All derivative instruments are recognized as other assets or other liabilities on the consolidated statements of financial condition at their fair value. Changes in the fair value of the derivative instruments are recognized in gain on sale of mortgage loans held for sale on the consolidated statements of income in the period in which they occur. Gains and losses resulting from the pairing-out of forward sale commitments are recognized in gain on sale of mortgage loans held for sale on the consolidated statements of income. The Company accounts for all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.

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

Derivative/Hedging Activities

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("standalone derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods, in which the hedged transactions will affect earnings.

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

ASU 2020-04, "Reference Rate Reform (Topic 848). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. It is anticipated this ASU will simplify any modifications executed between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company is evaluating the impact of this ASU and has not yet determined if the LIBOR transition and this ASU will have material effects on the Company’s business operations and consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The following table summarizes the amortized cost and related market value of investment securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses.

	June 30, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$158,600	$2,167	$-	$160,767	$231,996	$849	$67	$232,778
U.S. Government Agency	163,658	2,890	31	166,517	155,706	697	325	156,078
States and Political Subdivisions	5,451	122	-	5,573	6,310	9	-	6,319
Mortgage-Backed Securities	488	57	-	545	693	80	-	773
Equity Securities(1)	7,778	-	-	7,778	7,653	-	-	7,653
Total	$335,975	$5,236	$31	$341,180	$402,358	$1,635	$392	$403,601

Held to Maturity
U.S. Government Treasury	$20,017	$119	$-	$20,136	$20,036	$15	$9	$20,042
States and Political Subdivisions	-	-	-	-	1,376	-	-	1,376
Mortgage-Backed Securities	212,161	6,202	-	218,363	218,127	2,064	180	220,011
Total	$232,178	$6,321	$-	$238,499	$239,539	$2,079	$189	$241,429

Total Investment Securities	$568,153	$11,557	$31	$579,679	$641,897	$3,714	$581	$645,030

(1) Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $3.0 million and $4.8 million, respectively, at June 30, 2020 and includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $2.9 million and $4.8 million, respectively, at December 31, 2019.

Securities with an amortized cost of $262.0 million and $353.8 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. At June 30, 2020, the Company's investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$120,988	$122,200	$20,017	$20,136
Due after one year through five years	43,063	44,140	-	-
Mortgage-Backed Securities	488	545	212,161	218,363
U.S. Government Agency	163,658	166,517	-	-
Equity Securities	7,778	7,778	-	-
Total	$335,975	$341,180	$232,178	$238,499

Unrealized Losses on Investment Securities. The following table summarizes the available for sale investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
Available for Sale
U.S. Government Agency	$6,168	$24	$2,734	$7	$8,902	$31
Total	$6,168	$24	$2,734	$7	$8,902	$31

December 31, 2019
Available for Sale
U.S. Government Treasury	$9,955	$-	$93,310	$67	$103,265	$67
U.S. Government Agency	36,361	244	17,364	81	53,725	325
States and Political Subdivisions	578	-	-	-	578	-
Mortgage-Backed Securities	8	-	-	-	8	-
Total	$46,902	$244	$110,674	$148	$157,576	$392

At June 30, 2020, there were 18 available-for-sale (“AFS”) positions with unrealized losses totaling $31,000. All of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government sponsored entities. Because the declines in the market value of these securities were attributable to changes in interest rates and not credit quality, and because the Company had the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company did not record any allowance for credit losses on any investment securities at June 30, 2020. Additionally, none of the AFS or held-to-maturity securities held by the Company were past due or in nonaccrual status at June 30, 2020.

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

NOTE 3 – LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2020	December 31, 2019
Commercial, Financial and Agricultural	$421,270	$255,365
Real Estate – Construction	117,794	115,018
Real Estate – Commercial Mortgage	662,434	625,556
Real Estate – Residential(1)	358,714	361,450
Real Estate – Home Equity	194,479	197,360
Consumer(2)	267,486	281,180
Loans, Net of Unearned Income	$2,022,177	$1,835,929

(1)

Includes loans in process with outstanding balances of $5.7 million and $8.3 million at June 30, 2020 and December 31, 2019, respectively.

(2)Includes overdraft balances of $1.1 million and $1.6 million at June 30, 2020 and December 31, 2019, respectively.

Net deferred fees, which include premiums on purchased loans, included in loans were $2.3 million at June 30, 2020 and net deferred costs were $1.8 million at December 31, 2019.

Accrued interest receivable on loans which is excluded from amortized cost totaled $8.1 million at June 30, 2020 and $5.5 million at December 31, 2019, and is reported separately in Other Assets.

The Company has pledged a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity loans to support available borrowing capacity at the FHLB and has pledged a blanket floating lien on all consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve Bank of Atlanta.

Loan Purchases. The Company will periodically purchase newly originated 1-4 family real estate secured adjustable rate loans from Capital City Home Loans, a related party effective on March 1, 2020 (see Note 1). Loan purchases totaled $18.4 million for the six month period ended June 30, 2020, and were not credit impaired.

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
June 30, 2020
Beginning Balance	$2,247	$1,239	$5,828	$6,005	$2,701	$3,063	$21,083
Provision for Credit Losses	333	716	742	(615)	40	399	1,615
Charge-Offs	(186)	-	-	(1)	(52)	(1,175)	(1,414)
Recoveries	74	-	70	51	64	914	1,173
Net Charge-Offs	(112)	-	70	50	12	(261)	(241)
Ending Balance	$2,468	$1,955	$6,640	$5,440	$2,753	$3,201	$22,457

Six Months Ended
June 30, 2020
Beginning Balance	$1,675	$370	$3,416	$3,128	$2,224	$3,092	$13,905
Impact of Adopting ASC 326	488	302	1,458	1,243	374	(596)	3,269
Provision for Credit Losses	739	1,283	1,516	1,089	141	1,837	6,605
Charge-Offs	(548)	-	(11)	(111)	(83)	(2,741)	(3,494)
Recoveries	114	-	261	91	97	1,609	2,172
Net Charge-Offs	(434)	-	250	(20)	14	(1,132)	(1,322)
Ending Balance	$2,468	$1,955	$6,640	$5,440	$2,753	$3,201	$22,457

Three Months Ended
June 30, 2019
Beginning Balance	$1,630	$381	$3,993	$3,186	$2,261	$2,669	$14,120
Provision for Credit Losses	195	140	(204)	(134)	107	542	646
Charge-Offs	(235)	-	-	(65)	(45)	(520)	(865)
Recoveries	58	-	100	223	60	251	692
Net Charge-Offs	(177)	-	100	158	15	(269)	(173)
Ending Balance	$1,648	$521	$3,889	$3,210	$2,383	$2,942	$14,593

Six Months Ended
June 30, 2019
Beginning Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210
Provision for Credit Losses	412	241	(307)	(128)	87	1,108	1,413
Charge-Offs	(330)	-	(155)	(329)	(97)	(1,315)	(2,226)
Recoveries	132	-	170	267	92	535	1,196
Net Charge-Offs	(198)	-	15	(62)	(5)	(780)	(1,030)
Ending Balance	$1,648	$521	$3,889	$3,210	$2,383	$2,942	$14,593

On January 1, 2020, we adopted ASC 326 and recorded a pre-tax cumulative effect transition adjustment of $3.3 million. The adoption of ASC 326 is discussed further in Note 1 – Business and Basis of Presentation/Accounting Standards Updates. For the first six months ended June, 30, 2020, the provision for credit losses totaled $6.6 million for held for investment loans and net loan charge-offs totaled $1.3 million. See Note 7 – Commitments and Contingencies for information on the provision for credit losses related to off-balance sheet commitments. The additional $3.9 million increase in the allowance for credit losses was attributable to an expected decline in economic conditions, primarily a higher rate of unemployment due to the COVID-19 pandemic and its effect on rates of default. Three unemployment rate forecast scenarios were utilized to estimate probability of default and were weighted based on management’s estimate of probability. The mitigating impact of the unprecedented fiscal stimulus, including direct payments to individuals, increased unemployment benefits, as well as various government sponsored loan programs, was also considered.

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

	June 30, 2020			December 31, 2019
		Nonaccrual			Nonaccrual
	Total	With No	90 + Days	Total	With No	90 + Days
(Dollars in Thousands)	Nonaccrual	ACL	Still Accruing	Nonaccrual	ACL	Still Accruing
Commercial, Financial and Agricultural	$548	$-	$-	$446	$-	$-
Real Estate – Construction	146	-	-	-	-	-
Real Estate – Commercial Mortgage	2,580	1,789	-	1,434	958	-
Real Estate – Residential	2,400	1,516	-	1,392	227	-
Real Estate – Home Equity	1,010	-	-	797	-	-
Consumer	282	-	-	403	-	-
Total Nonaccrual Loans	$6,966	$3,305	$-	$4,472	$1,185	$-

The Company recognized $10,000 of interest income on nonaccrual loans for the six months ended June 30, 2020.

Collateral Dependent Loans.

The following table presents the amortized cost basis of collateral-dependent loans at June 30, 2020.

	June 30, 2020
	Real Estate	Non Real Estate
(Dollars in Thousands)	Secured	Secured
Commercial, Financial and Agricultural	$106	$-
Real Estate - Commercial Mortgage	4,939	-
Real Estate - Residential	2,358	-
Real Estate - Home Equity	429	-
Consumer	-	-
Total	$7,832	$-

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

The following table presents the aging of the amortized cost basis in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans(1)
June 30, 2020
Commercial, Financial and Agricultural	$165	$220	$-	$385	$420,337	$421,270
Real Estate – Construction	-	130	-	130	117,518	117,794
Real Estate – Commercial Mortgage	83	-	-	83	659,771	662,434
Real Estate – Residential	143	583	-	726	355,588	358,714
Real Estate – Home Equity	122	26	-	148	193,321	194,479
Consumer	1,110	366	-	1,476	265,728	267,486
Total Loans	$1,623	$1,325	$-	$2,948	$2,012,263	$2,022,177

December 31, 2019
Commercial, Financial and Agricultural	$489	$191	$-	$680	$254,239	$255,365
Real Estate – Construction	300	10	-	310	114,708	115,018
Real Estate – Commercial Mortgage	148	84	-	232	623,890	625,556
Real Estate – Residential	629	196	-	825	359,233	361,450
Real Estate – Home Equity	155	20	-	175	196,388	197,360
Consumer	2,000	649	-	2,649	278,128	281,180
Total Loans	$3,721	$1,150	$-	$4,871	$1,826,586	$1,835,929

(1)Total Loans include nonaccrual loans of $7.0.0 million and $4.5 million at June 30, 2020 and December 31, 2019, respectively.

Residential Real Estate Loans In Process of Foreclosure. At June 30, 2020 and December 31, 2019, the Company had $1.3 million and $0.6 million, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

Troubled Debt Restructurings (“TDRs”). TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider. In these instances, as part of a work-out alternative, the Company will make concessions including the extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof. The impact of the TDR modifications and defaults are factored into the allowance for credit losses on a loan-by-loan basis as all TDRs are, by definition, impaired loans. Thus, specific reserves are established based upon the results of either a discounted cash flow analysis or the underlying collateral value, if the loan is deemed to be collateral dependent. A TDR classification can be removed if the borrower’s financial condition improves such that the borrower is no longer in financial difficulty, the loan has not had any forgiveness of principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan.

At June 30, 2020, the Company had $16.0 million in TDRs, of which $15.1 million were performing in accordance with the modified terms. At December 31, 2019 the Company had $17.6 million in TDRs, of which $16.9 million were performing in accordance with modified terms. For TDRs, the Company estimated $1.0 million and $1.5 million of credit loss reserves at June 30, 2020 and December 31, 2019, respectively.

The modifications made to TDRs involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof. For the three months ended June 30, 2020, there were two loans modified with a recorded investment totaling $34,000. For the three months ended June 30, 2019, there was one loan modified with a recorded investment of $0.1 million. For the six months period ended June 30, 2020, there were three loans modified with a recorded investment totaling $0.2 million. For the six months period ended June 30, 2019, there were three loans modified with a recorded investment totaling $0.2 million. The financial impact of these modifications was not material.

For the three months ended June 30, 2020, there were no loans classified as TDRs, for which there was a payment default and the loans were modified within the 12 months prior to default. For the six months ended June 30, 2020, there were two loans totaling $0.1 million classified as TDRs, for which there was a payment default and the loans were modified within the 12 months prior to default. For the three and six months ended June 30, 2019, there were no loans classified as TDRs, for which there was a payment default and the loans were modified within the 12 months prior to default .

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

	Term Loans by Origination Year						Revolving
(Dollars in Thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
As of June 30, 2020
Commercial, Financial, Agriculture:
Pass	$214,844	$54,639	$49,571	$19,873	$16,582	$14,016	$50,597	$420,122
Special Mention	-	4	61	9	-	64	-	138
Substandard	-	11	553	312	39	92	3	1,010
Total	$214,844	$54,654	$50,185	$20,194	$16,621	$14,172	$50,600	$421,270

Real Estate - Construction:
Pass	$27,315	$73,360	$11,162	$2,148	$-	$-	$3,533	$117,518
Substandard	-	276	-	-	-	-	-	276
Total	$27,315	$73,636	$11,162	$2,148	$-	$-	$3,533	$117,794

Real Estate - Commercial Mortgage:
Pass	$89,447	$118,464	$148,746	$99,444	$53,748	$106,278	$21,014	$637,141
Special Mention	6,116	123	5,141	216	-	6,494	-	18,090
Substandard	154	279	295	2,853	31	3,097	494	7,203
Total	$95,717	$118,866	$154,182	$102,513	$53,779	$115,869	$21,508	$662,434

Real Estate - Residential:
Pass	$53,539	$82,903	$57,856	$49,232	$23,327	$77,875	$6,800	$351,532
Special Mention	143	26	128	178	96	345	-	916
Substandard	-	1,126	1,118	563	1,005	2,369	85	6,266
Total	$53,682	$84,055	$59,102	$49,973	$24,428	$80,589	$6,885	$358,714

Real Estate - Home Equity:
Performing	$1,558	$378	$252	$780	$200	$2,780	$187,703	$193,651
Nonperforming	-	20	25	81	-	24	678	828
Total	$1,558	$398	$277	$861	$200	$2,804	$188,381	$194,479

Consumer:
Performing	$46,790	$89,192	$67,729	$35,130	$16,947	$6,200	$5,215	$267,203
Nonperforming	-	105	138	-	20	20	-	283
Total	$46,790	$89,297	$67,867	$35,130	$16,967	$6,220	$5,215	$267,486

NOTE 4 – MORTGAGE BANKING ACTIVITIES

Pursuant to the Brand acquisition on March 1, 2020, the Company’s mortgage banking activities at its subsidiary Capital City Homes Loans have expanded to include mandatory delivery loan sales, forward sales contracts used to manage residential loan pipeline price risk, utilization of warehouse lines to fund secondary market residential loan closings, and residential mortgage servicing. Information provided below reflects CCHL activities post acquisition for the period March 1, 2020 to June 30, 2020 and CCB legacy residential real estate activities for the period January 1, 2020 to March 1, 2020.

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

	June 30, 2020
	Unpaid Principal
(Dollars in Thousands)	Balance/Notional	Fair Value
Residential Mortgage Loans Held for Sale	$73,498	$76,610
Residential Mortgage Loan Commitments ("IRLCs")(1)	154,759	5,342
Forward Sales Contracts(2)	178,500	(963)
		$80,989

(1)Recorded in other assets at fair value
(2)Recorded in other liabilities at fair value

Residential mortgage loans held for sale that were 90 days or more outstanding or on nonaccrual totaled $0.7 million at June 30, 2020.

Mortgage banking revenue was as follows:

	Three Months Ended	Six Months Ended
(Dollars in Thousands)	June 30, 2020	June 30, 2020
Net Realized Gains on Sales of Mortgage Loans	$14,580	$17,987
Net Change in Unrealized Gain on Mortgage Loans Held for Sale	1,092	1,830
Net Change in the Fair Value of Mortgage Loan Commitments (IRLCs)	1,487	3,142
Net Change in the Fair Value of Forward Sales Contracts	1,625	231
Pair-Offs on Net Settlement of Forward Sales Contracts	(3,019)	(4,395)
Mortgage Servicing Rights Additions	2,049	2,049
Total Mortgage Banking Revenues	$17,814	$20,844

Residential Mortgage Servicing

The Company may retain the right to service residential mortgage loans sold. The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights.

(Dollars in Thousands)	June 30, 2020
Number of Residential Mortgage Loans Serviced for Others	1,375
Outstanding Principal Balance of Residential Mortgage Loans Serviced for Others	$355,778
Weighted Average Interest Rate	3.94%
Remaining Contractual Term (in months)	318

Conforming conventional loans serviced by the Company are sold to FNMA on a non-recourse basis, whereby foreclosure losses are generally the responsibility of FNMA and not the Company. The government loans serviced by the Company are secured through GNMA, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Veterans Administration. At June 30, 2020, the servicing portfolio balance consisted of the following loan types: FNMA (53%), GNMA (16%), and private investor (31%). FNMA and private investor loans are structured as actual/actual payment remittance.

Activity in the capitalized mortgage servicing rights for the three month period ended June 30, 2020 was as follows:

(Dollars in Thousands)
Beginning Balance	$910
Additions due to loans sold with servicing retained	2,049
Deletions and amortization	(97)
Ending Balance	$2,862

The Company did not record any permanent impairment losses on mortgage servicing rights for the second quarter of 2020.

At June 30, 2020, the key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:

	Minimum	Maximum
Discount Rates	11.00%	15.00%
Annual prepayment speeds	10.02%	62.88%
Cost of Servicing (basis points)	90	110

Changes in residential mortgage interest rates directly affect the prepayment speeds used in valuing the Company’s mortgage servicing rights. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The weighted average annual prepayment speed was 17.04% at June 30, 2020.

Warehouse Line Borrowings

The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at June 30, 2020.

Amounts
(Dollars in Thousands)	Outstanding
$25 million warehouse line of credit agreement expiring October 2020. Interest is at LIBOR plus 2.25%, with a floor rate of 3.50%. A cash pledge deposit of $0.1 million is required by the lender.	$16,220

$50 million master repurchase agreement without defined expiration. Interest is at the LIBOR plus 2.24% to 3.00%. A cash pledge deposit of $0.5 million is required by the lender.	27,844

$50 million warehouse line of credit agreement expiring in September 2020. Interest is at the LIBOR plus 2.25%	16,663

$60,727

Warehouse line borrowings are classified as short-term borrowings. At June 30, 2020, the Company had mortgage loans held for sale pledged as collateral under the above warehouse lines of credit and master repurchase agreements. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants at June 30, 2020.

The Company intends to renew the warehouse lines of credit and master repurchase agreements when they mature.

The Company has extended a $30 million warehouse line of credit to CCHL, a 51% owned subsidiary entity. Balances and transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the consolidated statement of financial condition. The balance of this line of credit at June 30, 2020 was $10.2 million.

NOTE 5 – DERIVATIVES

The Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s subordinated debt.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $30 million at June 30, 2020 were designed as a cash flow hedge for subordinated debt. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate subordinated debt.

The following table reflects the cash flow hedges included in the consolidated statements of financial condition at June 30, 2020.

				Weighted	Weighted	Weighted
			Balance	Average	Average	Average
	Notional	Fair	Sheet	Rate Received	Rate Paid	Maturity
(Dollars in Thousands)	Amount	Value	Location	(Floating)	(Fixed)	(Years)
Interest rate swaps related to subordinated debt	$30,000	$(108)	Other Liabilities	2.15%	2.50%	10.0

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income related to the cash flow derivative instruments at June 30, 2020.

	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
(Dollars in Thousands)	in AOCI	Category	from AOCI to Income
Interest rate swaps related to subordinated debt	$(108)	Interest Expense	$(3)

The Company estimates there will be approximately $0.1 million reclassified as an increase to interest expense within the next 12 months.

At June 30, 2020, the Company has not posted any collateral related to these agreements.

NOTE 6 – LEASES

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

The Company’s operating leases primarily relate to banking offices with remaining lease terms from 1 to 30 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of Topic 842. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. At June 30, 2020, the operating lease ROU assets and liabilities were $6.5 million and $7.4 million, respectively. The Company does not have any finance leases or any significant lessor agreements.

The table below summarizes our lease expense and other information related to the Company’s operating leases.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2020	2019	2020	2019
Operating lease expense	$265	$81	$422	$162
Short-term lease expense	154	29	233	63
Total lease expense	$419	$110	$655	$225

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$263	$84	$424	$169
Right-of-use assets obtained in exchange for new operating lease liabilities	-	-	5,120	1,860

Weighted-average remaining lease term — operating leases (in years)	15.5	7.2	15.5	7.2
Weighted-average discount rate — operating leases	2.4%	2.9%	2.4%	2.9%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in Thousands)	June 30, 2020
2020	$609
2021	1,200
2022	1,052
2023	680
2024	630
2025 and thereafter	4,840
Total	$9,011
Less: Interest	(1,624)
Present Value of Lease liability	$7,387

At June 30, 2020, the Company had additional operating lease payments for banking offices (to be constructed) that have not yet commenced of $4.8 million based on the initial contract term of 15 years. Payments for the banking office are expected to commence after the construction period ends, which is expected to occur during the second half of 2021.

A related party is the lessor in an operating lease with the Company. The Company’s minimum payment is $0.2 million annually through 2024, for an aggregate remaining obligation of $0.9 million at June 30, 2020.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) and a Supplemental Executive Retirement Plan II (“SERP II”) covering its executive officers. The defined benefit plan was amended in December 2019 to remove plan eligibility for new associates hired after December 31, 2019. The SERP II was adopted by the Company’s Board on May 21, 2020 and covers certain executive officers that were not covered by the SERP.

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019
Service Cost	$1,457	$1,529	$2,914	$3,057
Interest Cost	1,400	1,545	2,811	3,089
Expected Return on Plan Assets	(2,748)	(2,382)	(5,496)	(4,764)
Prior Service Cost Amortization	4	4	8	8
Net Loss Amortization	974	965	1,985	1,931
Special Termination Charge	-	-	61	-
Net Periodic Benefit Cost	$1,087	$1,661	$2,283	$3,321

Discount Rate	3.53%	4.43%	3.53%	4.43%
Long-term Rate of Return on Assets	7.00%	7.25%	7.00%	7.25%

The components of the net periodic benefit cost for the Company's SERP and SERP II were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019
Service Cost	$10	$-	$10	$-
Interest Cost	$83	$87	$155	$174
Prior Service Cost Amortization	109	-	109	-
Net Loss Amortization	71	190	318	380
Net Periodic Benefit Cost	$273	$277	$592	$554

Discount Rate	3.16%	4.23%	3.16%	4.23%

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

	June 30, 2020			December 31, 2019
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$119,458	$524,196	$643,654	$114,903	$404,345	$519,248
Standby Letters of Credit	6,944	-	6,944	5,783	-	5,783
Total	$126,402	$524,196	$650,598	$120,686	$404,345	$525,031

(1)Commitments include unfunded loans, revolving lines of credit, and off-balance sheet residential loan commitments.

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

The allowance for credit losses for off-balance sheet credit commitments that are not unconditionally cancellable by the bank totaled $1.4 million at June 30, 2020 and $0.2 million at December 31, 2019. The allowance is adjusted as a provision for credit loss expense and is recorded in other liabilities. The allowance was increased by $0.7 million on January 1, 2020 upon the adoption of ASC 326. The following table shows the activity in the allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019
Beginning Balance	$1,033	$160	$157	$160
Impact of Adoption of ASC 326	-	-	658	-
Provision for Credit Losses	391	(3)	609	(3)
Ending Balance	$1,424	$157	$1,424	$157

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

Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly fixed payments approximate $168,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Mortgage Banking Derivative Instruments. The fair values of interest rate lock commitments (“IRLCs”) are derived by valuation models incorporating market pricing for instruments with similar characteristics, commonly referred to as best execution pricing, or investor commitment prices for best effort IRLCs which have unobservable inputs, such as an estimate of the fair value of the servicing rights expected to be recorded upon sale of the loans, net estimated costs to originate the loans, and the pull-through rate, and are therefore classified as Level 3 within the fair value hierarchy. The fair value of forward sale commitments is based on observable market pricing for similar instruments and are therefore classified as Level 2 within the fair value hierarchy.

Interest Rate Swap. The Company’s derivative positions are classified as level 2 within the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers. The fair value derivatives are determined using discounted cash flow models.

Fair Value Swap. The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares. The valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any, during the period.

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
June 30, 2020
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$160,767	$-	$-	$160,767
U.S. Government Agency	-	166,517	-	166,517
States and Political Subdivisions	-	5,573	-	5,573
Mortgage-Backed Securities	-	545	-	545
Equity Securities	-	7,778	-	7,778
Loans Held for Sale	-	76,610	-	76,610
Mortgage Banking Derivative Asset	-	-	5,342	5,342

LIABILITIES:
Mortgage Banking Derivative Liability	-	963	-	963
Interest Rate Swap Derivative Liability	-	108	-	108

December 31, 2019
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$232,778	$-	$-	$232,778
U.S. Government Agency	-	156,078	-	156,078
States and Political Subdivisions	-	6,319	-	6,319
Mortgage-Backed Securities	-	773	-	773
Equity Securities	-	7,653	-	7,653

Mortgage Banking Activities. The Company had Level 3 issuances and transfers of $14.6 million and $19.4 million, respectively, for the period March 1, 2020 to June 30, 2020 related to mortgage banking activities. Issuances are valued based on the change in fair value of the underlying mortgage loan from inception of the IRLC to the balance sheet date, adjusted for pull-through rates and costs to originate. IRLCs transferred out of Level 3 represent IRLCs that were funded and moved to mortgage loans held for sale, at fair value.

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

Collateral Dependent Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Collateral-dependent loans had a carrying value of $7.8 million with a valuation allowance of $0.1 million at June 30, 2020 and $6.6 million and $0.5 million, respectively, at December 31, 2019.

Other Real Estate Owned. During the first six months of 2020, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

Mortgage Servicing Rights. Residential mortgage loan servicing rights are evaluated for impairment at each reporting period based upon the fair value of the rights as compared to the carrying amount. Fair value is determined by a third party valuation model using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The fair value is estimated using Level 3 inputs, including a discount rate, weighted average prepayment speed, and the cost of loan servicing. Further detail on the key inputs utilized are provided in Note 4 – Mortgage Banking Activities. At June 30, 2020, there was no valuation allowance for loan servicing rights.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	June 30, 2020
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$75,155	$75,155	$-	$-
Short-Term Investments	513,273	513,273	-	-
Investment Securities, Available for Sale	341,180	160,767	180,413	-
Investment Securities, Held to Maturity	232,178	20,136	218,363	-
Equity Securities(1)	3,588	-	3,588	-
Loans Held for Sale	76,610	-	76,610	-
Loans, Net of Allowance for Credit Losses	1,999,720	-	-	2,006,877
Mortgage Banking Derivative Asset	5,342	-	-	5,342
Mortgage Servicing Rights	2,862	-	-	2,827

LIABILITIES:
Deposits	$2,954,996	$-	$3,063,239	$-
Short-Term Borrowings	63,958	-	63,958	-
Subordinated Notes Payable	52,887	-	41,835	-
Long-Term Borrowings	5,583	-	5,763	-
Mortgage Banking Derivative Liability	963	-	963	-
Interest Rate Swap Derivative Liability	108	-	108	-

	December 31, 2019
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$60,087	$60,087	$-	$-
Short-Term Investments	318,336	318,336	-	-
Investment Securities, Available for Sale	403,601	232,778	170,823	-
Investment Securities, Held to Maturity	239,539	20,042	221,387	-
Loans Held for Sale	9,509	-	9,509	-
Equity Securities(1)	3,591	-	3,591	-
Loans, Net of Allowance for Credit Losses	1,822,024	-	-	1,804,930

LIABILITIES:
Deposits	$2,645,454	$-	$2,644,430	$-
Short-Term Borrowings	6,404	-	6,404	-
Subordinated Notes Payable	52,887	-	40,280	-
Long-Term Borrowings	6,514	-	6,623	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2020
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$424	$(75)	$349
Amortization of losses on securities transferred from available for sale to held to maturity	9	(2)	7
Total Investment Securities	433	(77)	356
Change in net unrealized gain/loss on interest rate swap	(104)	25	(79)
Total Other Comprehensive Income	$329	$(52)	$277

Six Months Ended June 30, 2020
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$3,962	$(972)	$2,990
Amortization of losses on securities transferred from available for sale to held to maturity	18	(4)	14
Total Investment Securities	3,980	(976)	3,004
Change in net unrealized gain/loss on interest rate swap	(104)	25	(79)
Total Other Comprehensive Income	$3,876	$(951)	$2,925

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended June 30, 2019
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$1,736	$(439)	$1,297
Amortization of losses on securities transferred from available for sale to held to maturity	11	(4)	7
Total Other Comprehensive Income	$1,747	$(443)	$1,304

Six Months Ended June 30, 2019
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$2,985	$(756)	$2,229
Amortization of losses on securities transferred from available for sale to held to maturity	22	(6)	16
Total Other Comprehensive Income	$3,007	$(762)	$2,245

Accumulated other comprehensive loss was comprised of the following components:

				Accumulated
	Securities			Other
	Available	Interest Rate	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Swap	Plans	Loss
Balance as of January 1, 2020	$864	$-	$(29,045)	$(28,181)
Other comprehensive income during the period	3,004	(79)	-	2,925
Balance as of June 30, 2020	$3,868	$(79)	$(29,045)	$(25,256)

Balance as of January 1, 2019	$(2,008)	$-	$(26,807)	$(28,815)
Other comprehensive income during the period	2,245	-	-	2,245
Balance as of June 30, 2019	$237	$-	$(26,807)	$(26,570)

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESPONSE TO COVID-19 PANDEMIC

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing, and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation, monetary stimulus, and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

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

COVID-19 Update

• Lobby access has been re-opened for 56 of our 57 banking offices and operations are subject to national guidelines and local safety ordinances to protect both clients and associates – we will continue to monitor changing conditions with the pandemic and its impact on client and associate interactions within our banking offices

• Most operational associates returned to work in early June, but we have extended some remote work arrangements on a case-by-case basis

• Enhanced digital access options are available for banking products and access to sales associates

• Continue to monitor COVID-19 case count trends in our markets and respond appropriately to help ensure client and associate safety

• Continued support of clients with the Small Business Administration Payment Protection Program (“SBA PPP”) - we will actively assist our clients with the forgiveness process in coming quarters

• We continued to assist our clients and communities in the second quarter by processing a total of 2,217 loan extensions ($330 million, or 16% of loan balances at June 30, 2020).

NON-GAAP FINANCIAL MEASURES

We present a tangible common equity ratio and a tangible book value per diluted share that, in each case, removes the effect of goodwill resulting from merger and acquisition activity. We believe these measures are useful to investors because it allows investors to more easily compare our capital adequacy to other companies in the industry, although the manner in which we calculate non-GAAP financial measures may differ from that of other companies reporting non-GAAP measures with similar names. The GAAP to non-GAAP reconciliation for each quarter presented on page 38 is provided below.

		2020		2019				2018
(Dollars in Thousands, except per share data)		Second	First	Fourth	Third	Second	First	Fourth	Third
Shareowners' Equity (GAAP)		$335,057	$328,507	$327,016	$321,562	$314,595	$308,986	$302,587	$298,016
Less: Goodwill (GAAP)		89,095	89,275	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	245,962	239,232	242,205	236,751	229,784	224,175	217,776	213,205
Total Assets (GAAP)		3,499,524	3,086,523	3,088,953	2,934,513	3,017,654	3,052,051	2,959,183	2,819,190
Less: Goodwill (GAAP)		89,095	89,275	84,811	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$3,410,429	$2,997,248	$3,004,142	$2,849,702	$2,932,843	$2,967,240	$2,874,372	$2,734,379
Tangible Common Equity Ratio (non-GAAP)	A/B	7.21%	7.98%	8.06%	8.31%	7.83%	7.56%	7.58%	7.80%
Actual Diluted Shares Outstanding (GAAP)	C	16,821,743	16,845,462	16,855,161	16,797,241	16,773,449	16,840,496	16,808,542	17,127,846
Diluted Tangible Book Value (non-GAAP)	A/C	14.62	14.20	14.37	14.09	13.70	13.31	12.96	12.45

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands, Except	2020		2019				2018
Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$26,512	$27,365	$28,008	$28,441	$28,665	$27,722	$26,370	$25,392
Interest Expense	1,054	1,592	1,754	2,244	2,681	2,814	2,022	1,769
Net Interest Income	25,458	25,773	26,254	26,197	25,984	24,908	24,348	23,623
Provision for Credit Losses	2,005	4,990	(162)	776	646	767	457	904
Net Interest Income After
Provision for Credit Losses	23,453	20,783	26,416	25,421	25,338	24,141	23,891	22,719
Noninterest Income	30,199	15,478	13,828	13,903	12,770	12,552	13,238	13,308
Noninterest Expense	37,303	30,969	29,142	27,873	28,396	28,198	26,505	28,699
Income Before Income Taxes	16,349	5,292	11,102	11,451	9,712	8,495	10,624	7,328
Income Tax Expense(2)	2,950	1,282	2,537	2,970	2,387	2,059	2,166	1,338
(Gain) Loss Attributable to NCI	(4,253)	277	-	-	-	-	-	-
Net Income Attributable to CCBG	9,146	4,287	8,565	8,481	7,325	6,436	8,458	5,990
Net Interest Income (FTE)	$25,564	$25,877	$26,378	$26,333	$26,116	$25,042	$24,513	$23,785

Per Common Share:
Net Income Basic	$0.55	$0.25	$0.51	$0.51	$0.44	$0.38	$0.50	$0.35
Net Income Diluted	0.55	0.25	0.51	0.50	0.44	0.38	0.50	0.35
Cash Dividends Declared	0.14	0.14	0.13	0.13	0.11	0.11	0.09	0.09
Diluted Book Value	19.92	19.50	19.40	19.14	18.76	18.35	18.00	17.40
Diluted Tangible Book Value(1)	14.62	14.20	14.37	14.09	13.70	13.31	12.96	12.45
Market Price:
High	23.99	30.62	30.95	28.00	25.00	25.87	26.95	25.91
Low	16.16	15.61	25.75	23.70	21.57	21.04	19.92	23.19
Close	20.95	20.12	30.50	27.45	24.85	21.78	23.21	23.34

Selected Average Balances:
Loans, Net	$2,057,925	$1,882,703	$1,846,190	$1,837,548	$1,823,311	$1,780,406	$1,785,570	$1,747,093
Earning Assets	3,016,772	2,751,880	2,694,700	2,670,081	2,719,217	2,704,802	2,554,482	2,535,292
Total Assets	3,038,788	3,038,788	2,982,204	2,959,310	3,010,662	2,996,511	2,849,245	2,826,924
Deposits	2,783,453	2,552,690	2,524,951	2,495,755	2,565,431	2,564,715	2,412,375	2,392,272
Shareowners’ Equity	333,515	331,891	326,904	320,273	313,599	307,262	302,196	297,757
Common Equivalent Average Shares:
Basic	16,797	16,808	16,750	16,747	16,791	16,791	16,989	17,056
Diluted	16,839	16,842	16,834	16,795	16,818	16,819	17,050	17,125

Performance Ratios:
Return on Average Assets	1.10%	0.57%	1.14%	1.14%	0.98%	0.87%	1.18%	0.84%
Return on Average Equity	11.03	5.20	10.39	10.51	9.37	8.49	11.10	7.98
Net Interest Margin (FTE)	3.41	3.78	3.89	3.92	3.85	3.75	3.81	3.72
Noninterest Income as % of
Operating Revenue	54.26	37.52	34.50	34.67	32.95	33.51	35.22	36.04
Efficiency Ratio	66.90	74.89	72.48	69.27	73.02	75.01	70.21	77.37

Asset Quality:
Allowance for Credit Losses	$22,457	$21,083	$13,905	$14,319	$14,593	$14,120	$14,210	$14,219
Allowance for Credit Losses to Loans	1.11%	1.13%	0.75%	0.78%	0.79%	0.78%	0.80%	0.80%
Nonperforming Assets (“NPAs”)	8,025	6,337	5,425	5,454	6,632	6,949	9,101	9,587
NPAs to Total Assets	0.23	0.21	0.18	0.19	0.22	0.23	0.31	0.34
NPAs to Loans plus OREO	0.40	0.34	0.29	0.30	0.36	0.39	0.51	0.54
Allowance to Non-Performing Loans	322.37	432.61	310.99	290.55	259.55	279.77	206.79	207.06
Net Charge-Offs to Average Loans	0.05	0.23	0.05	0.23	0.04	0.20	0.10	0.06

Capital Ratios:
Tier 1 Capital	16.59%	16.12%	17.16%	16.83%	16.36%	16.34%	16.36%	16.17%
Total Capital	17.60	17.19	17.90	17.59	17.13	17.09	17.13	16.94
Common Equity Tier 1	14.01	13.55	14.47	14.13	13.67	13.62	13.58	13.43
Leverage	10.12	10.81	11.25	11.09	10.64	10.53	10.89	10.99
Tangible Common Equity(1)	7.21	7.98	8.06	8.31	7.83	7.56	7.58	7.80

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 37.
(2)Includes $0.4 million income tax benefit in the third second quarter of 2018 for 2017 plan year pension plan contributions made in 2018.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

Performance Summary. Net income of $9.1 million, or $0.55 per diluted share, for the second quarter of 2020 compared to net income of $4.3 million, or $0.25 per diluted share, for the first quarter of 2020, and net income of $7.3 million, or $0.44 per diluted share, for the second quarter of 2019. For the first six months of 2020, we realized net income of $13.4 million, or $0.80 per diluted share, compared to net income of $13.8 million, or $0.82 per diluted share, for the same period of 2019.

Net Interest Income. Tax-equivalent net interest income for the second quarter of 2020 was $25.6 million compared to $25.9 million for the first quarter of 2020 and $26.1 million for the second quarter of 2019. For the first six months of 2020, tax-equivalent net interest income totaled $51.4 million compared to $51.2 million for 2019. The increase over 2019 was primarily due to loan growth and a reduction in the cost of our negotiated rate deposits, partially offset by lower rates on our earning assets.

Provision and Allowance for Credit Losses. Provision for credit losses was $2.0 million for the second quarter of 2020 compared to $5.0 million for the first quarter of 2020 and $0.6 million for the second quarter of 2019. For the first six months of 2020, the provision was $7.0 million compared to $1.4 million for the same period of 2019. The higher provision in 2020 reflected expected losses due to deterioration in economic conditions related to COVID-19. At June 30, 2020, excluding SBA PPP loans, the allowance represented 1.23% of loans held for investment.

Noninterest Income and Noninterest Expense. The consolidation of CCHL’s mortgage banking operations on March 1, 2020 impacted our noninterest income and noninterest expense comparisons for the three and six month periods ended June 30, 2020. We provide an analysis of Core CCBG and CCHL noninterest income and noninterest expense under those respective headings below (Pages 42-45). CCHL operations contributed $3.4 million, or $0.20 per diluted share, to CCBG earnings for the second quarter of 2020 driven by higher mortgage production. Slower consumer spending and government stimulus in response to the pandemic negatively affected our deposit fees for the second quarter. Expenses related to our pandemic response and SBA PPP loan origination efforts totaled $0.8 million in the second quarter.

Financial Condition

Earning Assets. Average earning assets were $3.017 billion for the second quarter of 2020, an increase of $264.9 million, or 9.6%, over the first quarter of 2020, and an increase of $322.1 million, or 12.0%, over the fourth quarter of 2019. The increase over both prior periods was primarily driven by higher deposit balances which funded growth in the loan portfolio and overnight funds sold. The impact of pandemic related stimulus programs on our balance in the second quarter of 2020 is discussed in further detail below.

Loans. Average loans held for investment increased $135.2 million, or 7.3%, over the first quarter of 2020 and $148.9 million, or 8.1%, over the fourth quarter of 2019. Period end loan balances increased $159.8 million, or 8.6%, over the first quarter of 2020 and $186.2 million, or 10.1%, over the fourth quarter of 2019. SBA PPP loans averaged $133.8 million in the second quarter and totaled $190 million at June 30, 2020.

Credit Quality. Nonaccrual loans totaled $7.0 million at June 30, 2020 compared to $4.9 million at March 31, 2020 and $4.5 million at December 31, 2019. Nonaccrual loans represented 0.34% of total loans at June 30, 2020 compared to 0.26% at March 31, 2020 and 0.24% at December 31, 2019. Classified loans totaled $17.1 million, $16.5 million, and $20.8 million at the same respective periods. Loans extensions continued in the second quarter in response to the stressed economic conditions caused by the pandemic and the effect on our borrowers – loans still on extension totaled $96 million, or 5% of total loans, with 71% of borrowers resuming payments after their first extension.

Deposits. Average total deposits increased $230.8 million, or 9.0%, over the first quarter of 2020, and $258.5 million, or 10.2%, over the fourth quarter of 2019. We realized significant deposit inflows during the second quarter related to the two pandemic related stimulus programs - $179 million from SBA PPP and $64 million from Economic Impact Payment stimulus checks. Period end deposit balances grew $409 million and $310 million over the first quarter of 2020 and fourth quarter of 2019, respectively, indicating strong growth in core deposit balances.

Capital. At June 30, 2020, we were well-capitalized with a total risk-based capital ratio of 17.81% and a tangible common equity ratio (a non-GAAP financial measure) of 7.21% compared to 17.19% and 7.98%, respectively, at March 31, 2020 and 17.90% and 8.06%, respectively, at December 31, 2019. At June 30, 2020, all of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the second quarter of 2020, we realized net income of $9.1 million, or $0.55 per diluted share, compared to net income of $4.3 million, or $0.25 per diluted share, for the first quarter of 2020 and net income of $7.3 million, or $0.44 per diluted share, for the second quarter of 2019.

For the first six months of 2020, net income totaled $13.4 million, or $0.80 per diluted share, compared to net income of $13.8 million, or $0.82 per diluted share, for the same period of 2019.

Compared to the first quarter of 2020, the $11.1 million increase in operating profit reflected a $14.7 million increase in noninterest income, and a $3.0 million decrease in the provision for credit losses, partially offset by higher noninterest expense of $6.3 million and lower net interest income of $0.3 million.

Compared to the second quarter of 2019, the $6.6 million increase in operating profit was attributable to a $17.4 million increase in noninterest income, partially offset by higher noninterest expense of $8.9 million, a $1.4 million increase in the provision for credit losses and lower net interest income of $0.5 million.

The $3.4 million increase in operating profit for the first six months of 2020 versus the comparable period of 2019 was attributable to higher noninterest income of $20.4 million and net interest income of $0.3 million, partially offset by a $5.6 million increase in the provision for credit losses and higher noninterest expense of $11.7 million.

The aforementioned period over period variances reflect the acquisition of a 51% membership interest and consolidation of CCHL late in the first quarter of 2020.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2020	2020	2019	2020	2019
Interest Income	$26,512	$27,365	$28,665	$53,877	$56,387
Taxable Equivalent Adjustments	106	104	132	210	266
Total Interest Income (FTE)	26,618	27,469	28,797	54,087	56,653
Interest Expense	1,054	1,592	2,681	2,646	5,495
Net Interest Income (FTE)	25,564	25,877	26,116	51,441	51,158
Provision for Credit Losses	2,005	4,990	646	6,995	1,413
Taxable Equivalent Adjustments	106	104	132	210	266
Net Interest Income After Provision for Credit Losses	23,453	20,783	25,338	44,236	49,479
Noninterest Income	30,199	15,478	12,770	45,677	25,322
Noninterest Expense	37,303	30,969	28,396	68,272	56,594
Income Before Income Taxes	16,349	5,292	9,712	21,641	18,207
Income Tax Expense	2,950	1,282	2,387	4,232	4,446
Net Income Attributable to Noncontrolling Interest	(4,253)	277	-	(3,976)	-
Net Income Attributable to Common Shareowners	$9,146	$4,287	$7,325	$13,433	$13,761

Basic Net Income Per Share	$0.55	$0.25	$0.44	$0.80	$0.82
Diluted Net Income Per Share	$0.55	$0.25	$0.44	$0.80	$0.82

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities. This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 53.

Tax-equivalent net interest income for the second quarter of 2020 was $25.6 million compared to $25.9 million for the first quarter of 2020 and $26.1 million for the second quarter of 2019. The decrease compared to both prior periods reflected lower rates earned on overnight funds, investment securities and variable/adjustable rate loans, partially offset by lower costs for our negotiated rate deposits. For the first six months of 2020, tax-equivalent net interest income totaled $51.4 million compared to $51.2 million in 2019. The increase was primarily due to loan growth and a reduction in the cost of our negotiated rate deposits, partially offset by lower rates on our earning assets.

The federal funds target rate ended the second quarter of 2020 in a range of 0.00%-0.25%, unchanged from the end of the first quarter of 2020. However, since 150 basis points of rate cuts were made late in the first quarter of 2020, we experienced lower repricing of our variable/adjustable rate earning assets during the second quarter 2020. We continue to prudently manage our deposit mix and overall cost of funds, which was 14 basis points for the second quarter of 2020 compared to 23 basis points for the first quarter of 2020. Due to highly competitive fixed-rate loan pricing in our markets, we continue to review our loan pricing and make adjustments where we believe appropriate and prudent.

Our net interest margin for the second quarter of 2020 was 3.41%, a decrease of 37 basis points over the first quarter of 2020 and a decline of 44 basis points over the second quarter of 2019. For the first six months of 2020, the net interest margin decreased 21 basis points to 3.59%. The decrease compared to all prior periods was attributable to lower rates on our variable and adjustable rate earning assets, partially offset by a lower cost of funds. We estimate our net interest margin for the second quarter of 2020 excluding the impact of SBA PPP loans was 3.46%. Given our extremely low cost of funds with limited ability to lower rates much further, we anticipate the margin to remain at these lower levels until more of the funding from various stimulus programs is paid down or utilized. We discuss the effect of the pandemic related stimulus programs on our balance sheet in more detail below under Financial Condition.

Provision for Credit Losses

The provision for credit losses for the second quarter of 2020 was $2.0 million compared to $5.0 million for the first quarter of 2020 and $0.6 million for the second quarter of 2019. For the first six months of 2020, the provision was $7.0 million compared to $1.4 million in 2019. The higher provision in 2020 reflected expected losses due to deterioration in economic conditions related to COVID-19. We further discuss the various factors that have impacted our provision expense for 2020 below under the heading Allowance for Credit Losses.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in Thousands, except per share data)	2020	2020	2019	2020	2019
CHARGE-OFFS
Commercial, Financial and Agricultural	$186	$362	$235	$548	$330
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	-	11	-	11	155
Real Estate - Residential	1	110	65	111	329
Real Estate - Home Equity	52	31	45	83	97
Consumer(1)	1,175	1,566	520	2,741	1,315
Total Charge-offs	$1,414	$2,080	$865	$3,494	$2,226

RECOVERIES
Commercial, Financial and Agricultural	$74	$40	$58	$114	$132
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	70	191	100	261	170
Real Estate - Residential	51	40	223	91	267
Real Estate - Home Equity	64	33	60	97	92
Consumer(1)	914	695	251	1,609	535
Total Recoveries	$1,173	$999	$692	$2,172	$1,196

Net Charge-offs	$241	$1,081	$173	$1,322	$1,030

Net Charge-offs (Annualized) as a	0.05%	0.23%	0.04%	0.14%	0.12%
percent of Average Loans Outstanding

(1)Includes overdrafts. Prior to the first quarter 2020, overdraft losses were reflected in noninterest income (deposit fees).

Noninterest Income

Noninterest income for the second quarter of 2020 totaled $30.2 million compared to $15.5 million for the first quarter of 2020 and $12.8 million for the second quarter of 2019. For the first six months of 2020, noninterest income totaled $45.7 million compared to $25.3 million for the same period of 2019. The increase over all prior periods was primarily driven by higher mortgage banking fees and other income, partially offset by lower deposit fees. For the six month period, higher wealth management fees and bank card fees contributed to the favorable variance, but to a lesser extent.

CCHL’s mortgage banking operations impacted our noninterest income (mortgage banking fees and other income) for the three and six month periods ended June 30, 2020, and thus, the period over period comparisons reflect the impact of the CCHL consolidation, which occurred late in the first quarter of 2020.

Noninterest income represented 54.3% of operating revenues (net interest income plus noninterest income) in the second quarter of 2020 compared to 37.5% in the first quarter of 2020 and 33.0% in the second quarter of 2019. For the first six months of 2020, noninterest income represented 47.1% of operating revenues compared to 33.2% for the same period of 2019.

The table below reflects the major components of noninterest income for Core CCBG and CCHL.

	Three Months Ended						Six Months Ended
	Jun 30, 2020		Mar 31, 2020		Jun 30, 2019		Jun 30, 2020		Jun 30, 2019
(Dollars in thousands)	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL
Deposit Fees	$3,756	-	$5,015	$-	$4,756	$-	$8,771	$-	$9,531	$-
Bank Card Fees	3,142	-	3,051	-	3,036	-	6,193	-	5,891	-
Wealth Management Fees	2,554	-	2,604	-	2,404	-	5,158	-	4,727	-
Mortgage Banking Revenues	241	17,573	1,138	1,892	1,199	-	1,379	19,465	2,192	-
Other	1,147	1,786	1,459	319	1,375	-	2,606	2,105	2,981	-
Total Noninterest Income	$10,840	$19,359	$13,267	$2,211	$12,770	$-	$24,107	$21,570	$25,322	$-

Significant components of noninterest income are discussed in more detail below.

Mortgage Banking Revenues. Mortgage banking revenues totaled $17.8 million for the second quarter of 2020 compared to $3.0 million for the first quarter of 2020 and $1.2 million for the second quarter of 2019. For the first six months of 2020, revenues totaled $20.8 million compared to $2.2 million for the same period of 2019. The increase over all prior periods was attributable to the strategic alliance with CCHL that began on March 1, 2020. For the second quarter of 2020, the purchase/refinance mortgage production mix was 50%/50%.

Deposit Fees. Deposit fees for the second quarter of 2020 totaled $3.8 million, a decrease of $1.3 million, or 25.1%, from the first quarter of 2020, and a decrease of $1.0 million, or 21.0%, from the second quarter of 2019. For the first six months of 2020, deposit fees totaled $8.8 million, a decrease of $0.8 million, or 8.0%, from the same period of 2019. The decrease from all prior periods reflected lower utilization of our overdraft service driven by slower consumer spending and the impact of stimulus payments in the second quarter related to the COVID-19 pandemic.

Bank Card Fees. Bank card fees for the second quarter of 2020 totaled $3.1 million, comparable to the first quarter of 2020, and a $0.1 million, or 3.5%, increase over the second quarter of 2019. For the first six months of 2020, bank card fees totaled $6.2 million, an increase of $0.3 million, or 5.1%, over the same period of 2019. The increase over both prior year periods reflected various initiatives aimed at growing our bank card revenues, including an account acquisition initiative that began in early 2019 as well as periodic debit and credit card promotions.

Wealth Management Fees. Wealth management fees, which include both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $2.6 million for the second quarter of 2020, comparable to the first quarter of 2020 and an increase of $0.2 million, or 6.2%, over the second quarter of 2019. For the first six months of 2020, wealth management fees totaled $5.2 million, an increase of $0.4 million, or 9.1%, over the same period of 2019. The increase over both prior year periods was driven by increased trading activity by our retail brokerage clients, and to a lesser extent, higher assets under management. At June 30, 2020, total assets under management were approximately $1.750 billion compared to $1.774 billion at December 31, 2019 and $1.735 billion at June 30, 2019. The reduction in assets under management from December 31, 2019 reflected the decline in stock market values due primarily to COVID-19 and its anticipated impact on the economy going forward.

Other. Other income for the second quarter of 2020 totaled $3.0 million, an increase of $1.1 million, or 65%, over the first quarter of 2020, and $1.6 million, or 113.3%, over the second quarter of 2019. For the first six months of 2020, other income increased $1.7 million, or 58.0%, over the same period of 2019. The increase over all prior periods was primarily attributable to higher residential loan origination fees driven by the strategic alliance with CCHL.

Noninterest Expense

Noninterest expense for the second quarter of 2020 totaled $37.3 million compared to $31.0 million for the first quarter of 2020 and $28.4 million for the second quarter of 2019. The increase over the first quarter of 2020 was attributable to higher compensation expense of $3.9 million, occupancy expense of $0.8 million, and other expense of $1.6 million. The increase in compensation and occupancy expense was primarily due to the addition of expenses related to the integration of CCHL late in the first quarter of 2020. We also realized approximately $0.8 million in expenses in the second quarter related to SBA PPP loan origination activities and pandemic related costs. Approximately $0.3 million were one-time SBA PPP expenses and the remainder are pandemic related and will phase out over time. The increase in other expense reflected a $1.0 million gain on the sale of a banking office in the first quarter of 2020. For the first six months of 2020, noninterest expense totaled $68.3 million compared to $56.6 million for the same period of 2019 with the increase driven primarily by the same aforementioned factors.

The table below reflects the major components of noninterest expense for Core CCBG and CCHL.

	Three Months Ended						Six Months Ended
	Jun 30, 2020		Mar 31, 2020		Jun 30, 2019		Jun 30, 2020		Jun 30, 2019
(Dollars in thousands)	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL
Salaries	$11,596	8,381	$13,488	$2,242	$12,496	$-	$25,085	$10,623	$24,781	$-
Associate Benefits	3,477	204	3,957	49	3,941	-	7,433	253	8,005	-
Total Compensation	15,073	8,585	17,445	2,291	16,437	-	32,518	10,876	32,786	-

Premises	2,247	381	2,249	134	2,140	-	4,497	514	4,201	-
Equipment	2,783	387	2,499	97	2,397	-	5,281	485	4,845	-
Total Occupancy	5,030	768	4,748	231	4,537	-	9,778	999	9,046	-

Legal Fees	477	(65)	468	-	439	-	946	(65)	815	-
Professional Fees	1,126	208	1,055	66	1,102	-	2,182	273	2,074	-
Processing Services	1,447	-	1,557	-	1,451	-	3,004	-	2,929	-
Advertising	468	331	461	123	643	-	929	454	1,140	-
Travel and Entertainment	115	39	242	75	276	-	357	114	481	-
Printing and Supplies	181	31	187	13	162	-	368	44	335	-
Telephone	724	105	577	33	609	-	1,301	138	1,288	-
Postage	172	31	175	11	166	-	347	42	335	-
Insurance - Other	420	-	296	-	408	-	716	-	799	-
Other Real Estate Owned, Net	$102	$14	$(798)	$-	$75	$-	$(696)	$14	$437	$-
Miscellaneous	1,367	554	1,577	136	2,091	-	2,942	691	4,129	-
Total Other Expense	$6,599	$1,248	$5,797	$457	$7,422	$-	$12,396	$1,705	$14,762	$-

Total Noninterest Expense	$26,702	$10,601	$27,990	$2,979	$28,396	$-	$54,692	$13,580	$56,594	$-

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $23.7 million for the second quarter of 2020 compared to $19.7 million for the first quarter of 2020 and $16.4 million for the second quarter of 2019. For the first six months of 2020, compensation expense totaled $43.4 million compared to $32.8 million for the same period of 2019.

Compared to the first quarter of 2020, the $3.9 million, or 19.9%, increase in consolidated compensation expense was driven by the addition of compensation expense from the integration of CCHL acquisition. Compensation expense includes mortgage loan officer commission expense, which was elevated at CCHL in the second quarter of 2020 due to increased production volume. At Core CCBG, the favorable variance of $2.4 million reflected higher realized loan cost of $1.0 million, lower commission expense of $0.8 million, lower associate benefit expense of $0.5 million (stock compensation), and lower payroll taxes of $0.3 million. The variance in realized loan cost reflected the increased volume of SBA PPP loans booked in the second quarter. We incurred approximately $0.3 million in one-time incentive and overtime costs at Core CCBG in the second quarter related to SBA PPP efforts.

Compared to the second quarter of 2019, the $7.2 million, or 43.9%, increase in consolidated compensation expense was attributable to the same aforementioned factors noted above for the first quarter 2020 comparison. At Core CCBG, the favorable variance of $1.4 million was primarily due to higher realized loan cost of $0.8 million and lower associate benefit expense of $0.5 million (stock compensation and insurance).

Compared to the six month period of 2019, the $10.6 million, or 32.4%, increase in consolidated compensation expense reflected the addition of compensation expense from the integration of the CCHL acquisition. Core CCBG compensation expense declined by $0.3 million and reflected higher realized loan cost of $0.9 million and lower associate benefit expense of $0.5 million (stock compensation), partially offset by higher salary expense (cash incentives of $0.5 million and base salaries of $0.6 million).

Occupancy. Occupancy expense totaled $5.8 million for the second quarter of 2020 compared to $5.0 million for the first quarter of 2020 and $4.5 million for the second quarter of 2019. For the first six months of 2020, occupancy expense totaled $10.8 million compared to $9.0 million for the same period of 2019. Compared to the first quarter of 2020, the $0.8 million, or 16.4%, increase in consolidated occupancy expense was driven by the addition of occupancy expense from the integration of the CCHL acquisition. Core CCBG occupancy expense increased $0.3 million (higher maintenance and repair expense) and included pandemic related costs (supplies, cleaning, etc) totaling $0.5 million that will phase out over a period of time as the pandemic subsides.

Compared to the prior year periods, the increase in consolidated occupancy expense was attributable to the same aforementioned factors noted above. Higher FF&E depreciation and building maintenance and repair expense at Core CCBG contributed to the variance, but to a lesser extent.

Other. Other noninterest expense totaled $7.8 million for the second quarter of 2020 compared to $6.3 million for the first quarter of 2020 and $7.4 million for the second quarter of 2019. For the first six months of 2020, other noninterest expense totaled $14.1 million compared to $14.8 million for the same period of 2019. Compared to the first quarter of 2020, the $1.6 million, or 25.5%, increase was attributable to the addition of other expenses from the CCHL integration. Additionally, at Core CCBG, other expense increased $0.8 million, which was primarily attributable to the $1.0 million ORE gain from the sale of a banking office in the first quarter of 2020.

Compared to the second quarter of 2019, the $0.4 million, or 5.7%, increase in other expense was attributable to addition of other expenses from the CCHL integration. Other expense at Core CCBG decreased $0.8 million due to lower pension plan expense. Compared to the six month period of 2019, the $0.7 million decrease reflected the addition of CCHL expenses that were more than offset by lower pension plan expense and the aforementioned gain from the sale of a banking office in the first quarter of 2020.

Our operating efficiency ratio (expressed as noninterest expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 66.90% for the second quarter of 2020 compared to 74.89% for the first quarter of 2020 and 73.02% for the second quarter of 2019. For the first six months of 2020, this ratio was 70.30% compared to 74.00% for the same period of 2019. The improvement in this metric was primarily attributable to higher noninterest income driven by our strategic alliance with CCHL.

Income Taxes

We realized income tax expense of $2.9 million (effective rate of 18%) for the second quarter of 2020 compared to $1.3 million (effective rate of 24%) for the first quarter of 2020 and $2.4 million (effective rate of 25%) for the second quarter of 2019. For the first six months of 2020, we realized income tax expense of $4.2 million (effective rate of 20%) compared to $4.4 million (effective rate of 24%) for the same period of 2019. The decrease in our effective tax rate for the three and six month periods ended June 30, 2020 reflected the impact of converting CCHL to a partnership for tax purposes in the second quarter of 2020. Absent discrete items, we expect our annual effective tax rate to approximate 19%-20%.

FINANCIAL CONDITION

Average earning assets were $3.017 billion for the second quarter of 2020, an increase of $264.9 million, or 9.6% over the first quarter of 2020, and an increase of $322.1 million, or 12.0% over the fourth quarter of 2019. The increase over both prior periods was primarily driven by higher deposit balances which funded growth in the loan portfolio and overnight funds sold. The impact of pandemic related stimulus programs on our balance sheet in the second quarter of 2020 is discussed below under Loans and Deposits.

Investment Securities

In the second quarter of 2020, our average investment portfolio decreased $27.4 million, or 4.3%, from the first quarter of 2020 and decreased $13.0 million, or 2.1%, from the fourth quarter of 2019. Securities in our investment portfolio represented 20.1% of our average earning assets for the second quarter of 2020 compared to 23.1% for the first quarter of 2020, and 23.0% for the fourth quarter of 2019. For the remainder of 2020, we will continue to closely monitor liquidity levels and the interest rate environment for opportunities to purchase additional investment securities where appropriate.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”). During the second quarter of 2020, we purchased securities under the AFS designation. At June 30, 2020, $341.2 million, or 60%, of our investment portfolio was classified as AFS, and $232.2 million, or 40%, classified as HTM. The average maturity of our total portfolio at June 30, 2020 was 2.24 years compared to 2.20 years and 2.11 years at March 30, 2020 and December 31, 2019, respectively.

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

At June 30, 2020 there were 18 positions (all SBA securities) with unrealized losses at June 30, 2020 totaling $31,000 (all AFS). SBA securities carry the full faith and credit guarantee of the US Government, and are 0% risk-weighted assets for regulatory purposes. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par. Further, we consider the long history of no credit losses on these securities indicates that the expectation of nonpayment of the amortized cost basis is zero, even if the U.S. government were to technically default.

Loans

Average loans held for investment (“HFI”) increased $135.2 million, or 7.3%, over the first quarter of 2020 and $148.9 million, or 8.1%, over the fourth quarter of 2019. Period-end HFI loans increased $159.8, or 8.6%, over the first quarter of 2020 and $186.2 million, or 10.1%, over the fourth quarter of 2019. Demand from the SBA PPP was strong with SBA PPP loans (reflected in commercial loans) averaging $133.8 million in the second quarter of 2020 and totaling $190 million at June 30, 2020. In total, we funded 2,208 loans for $193 million under the SBA PPP, all from current balance sheet liquidity. To date, our borrowers have submitted a nominal level of forgiveness applications, but these applications are expected to accelerate in the second half of the year. We received 100% of our SBA PPP loan fees totaling approximately $6.3 million (net) late in the second quarter. Amortized SBA PPP loan fees totaled approximately $0.4 million for the second quarter of 2020.

Without compromising our credit standards, changing our underwriting standards, or taking on inordinate interest rate risk, we continue to closely monitor our markets and make minor rate adjustments as necessary.

Credit Quality

Nonperforming assets (nonaccrual loans and OREO) totaled $8.0 million at June 30, 2020, a $1.7 million increase over March 31, 2020, and a $2.6 million increase over December 31, 2019. Nonaccrual loans totaled $7.0 million (0.34% of HFI loans) at June 30, 2020 compared to $4.9 million (0.26% of HFI loans) at March 31, 2020 and $4.5 million (0.27% of HFI loans) at December 31, 2019. The balance of OREO totaled $1.1 million at June 30, 2020, a decrease of $0.4 million from March 31, 2020 and a $0.1 million increase over December 31, 2019.

(Dollars in Thousands)	June 30, 2020	March 31, 2020	December 31, 2019
Nonaccruing Loans:
Commercial, Financial and Agricultural	$548	$358	$446
Real Estate - Construction	146	-	-
Real Estate - Commercial Mortgage	2,580	1,332	1,434
Real Estate - Residential	2,400	2,213	1,392
Real Estate - Home Equity	1,010	692	797
Consumer	282	279	403
Total Nonaccruing Loans (“NALs”)(1)	$6,966	$4,874	$4,472
Other Real Estate Owned	1,059	1,463	953
Total Nonperforming Assets (“NPAs”)	$8,025	$6,337	$5,425

Past Due Loans 30 – 89 Days	$2,948	$5,077	$4,871
Performing Troubled Debt Restructurings	$15,133	$15,934	$16,888

Nonaccruing Loans/Loans	0.34%	0.26%	0.24%
Nonperforming Assets/Total Assets	0.23	0.21	0.18
Nonperforming Assets/Loans Plus OREO	0.40	0.34	0.29
Allowance/Nonaccruing Loans	322.37	432.61	310.99

(1)Nonaccrual TDRs totaling $0.9 million, $1.0 million, and $0.7 million are included in NALs for June 30, 2020, March 31, 2020 and December 31, 2019, respectively.

COVID-19 Exposure

We continue to analyze our loan portfolio for segments that have been affected by the stressed economic and business conditions caused by the pandemic. To assist our clients, in mid-March of 2020, we began allowing short term 60 to 90 day loan extensions for affected borrowers. A roll-forward of loan extension activity is provided in the table below. Through July 9, 2020, we have extended $330 million in loans of which 71% have resumed scheduled repayments. At July 9, 2020, approximately $96 million, or 5% of our total loans remained on extension.

			% Loans Extended
Through July 9, 2020 (Dollars in thousands)	# Loans	Loan Amount	# Loans	$ Loans
Loans Extended	2,217	$330,406
Loans Resuming Payments	(1,708)	(234,610)	77%	71%
Loans Still on Extension	509	$95,796	23%	29%

Still on Extension: From First Extension
Commercial	175	$49,061	51%
Consumer	207	11,176	12%
Still on Extension: From Second Extension
Commercial	53	31,666	33%
Consumer	74	3,893	4%
Total Loans Still on Extension	509	95,796
Total Loans Outstanding (Ex-SBA/PPP)		$1,832,177
% Total $ Loans Still on Extension		5.2%

Commercial Loans Still on Extension: By Segment	# Loans	Loan Amount	# Loans	$ Loans
Hotel/Motel	9	$27,068	4%	34%
Restaurant	4	1,978	2%	2%
Retail and Shopping Centers	10	11,915	4%	15%
Churches, NFP, Education, Recreation	17	12,760	8%	16%
Other	188	27,007	82%	33%
	228	$80,727

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

At June 30, 2020, the allowance for credit losses totaled $22.5 million compared to $21.1 million at March 31, 2020 and $13.9 million at December 31, 2019. At June 30, 2020, the allowance represented 1.11% of outstanding loans held for investment (HFI) and provided coverage of 322% of nonperforming loans compared to 1.13% and 433%, respectively, at March 31, 2020 and 0.75% and 311%, respectively, at December 31, 2019. At June 30, 2020, excluding SBA PPP loans (100% government guaranteed), the allowance represented 1.23% of loans held for investment.

The adoption of ASC 326 (“CECL”) on January 1, 2020 had an impact of $4.0 million ($3.3 million increase in the allowance for credit losses and $0.7 million increase in the allowance for unfunded loan commitments (other liability account)). The $5.7 million build (provision of $7.0 million less net charge-offs of $1.3 million) in the allowance for credit losses for the first six months of 2020 reflected a higher forecasted rate of unemployment due to stressed economic conditions related the COVID-19 pandemic.

Deposits

Average total deposits were $2.783 billion for the second quarter of 2020, an increase of $230.8 million, or 9.0% over the first quarter of 2020, and an increase of $258.5 million, or 10.2% over the fourth quarter of 2019. The estimated deposit inflows, related to the two pandemic related stimulus programs, were $179 million (SBA PPP) and $64 million (Economic Impact Payment stimulus checks). Period end deposit balances grew $409 million and $310 million over the first quarter of 2020 and fourth quarter of 2019, respectively, indicating strong growth in core deposit balances. Given these large increases, the potential exists for our deposit levels to be volatile over the coming quarters due to the uncertain timing of the outflows of the stimulus related deposits and the economic recovery. It is anticipated that current liquidity levels will remain robust due to our strong overnight funds sold position, in addition to cash flow generated from the investment portfolio. We monitor deposit rates on an ongoing basis and adjust if necessary, as a prudent pricing discipline remains the key to managing our mix of deposits.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
June 30, 2020	22.2%	16.2%	10.3%	4.9%	-2.1%
March 31, 2020	13.6%	9.7%	5.9%	2.7%	-2.1%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
June 30, 2020	38.9%	26.9%	15.0%	3.7%	-10.1%
March 31, 2020	31.6%	21.8%	12.2%	3.3%	-8.4%

The Net Interest Income at Risk position indicate that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of 100bp will have a negative impact on the net interest margin. Compared to the prior quarter-end, the 12-month and 24-month periods of Net Interest Income at Risk positions became more favorable in the rising rate scenarios, and were unchanged or slightly less favorable in the falling rate scenario. The primary driver for the negative impact quarter-over-quarter was due to higher levels of nonmaturity deposits, and our limited ability to lower these rates relative the decline in market rates. The favorable comparisons in the rising rate environment were primarily due to our strong growth of nonmauturity deposits in the second quarter of 2020 resulting from the influx of funding received from the Paycheck Protection Program (PPP) and Economic Impact Payments (EIP). At least a portion of these deposits are anticipated to be short-term, as PPP funding is utilized.

All measures of Net Interest Income at Risk are within our prescribed policy limits over the next 12-months. Over the next 24-month period, we are out of compliance in the down 100bp scenario, due to our limited ability to lower our deposit rates relative to the decline in market rate.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
June 30, 2020	106.1%	84.8%	60.4%	32.9%	n/a
March 31, 2020	56.1%	45.3%	32.5%	18.1%	-41.3%

(1) Down 100, 200, 300, and 400 bp scenarios have been excluded due to the low interest rate environment.

At June 30, 2020, the economic value of equity results are favorable in all rising rate environments and are within prescribed tolerance levels. A down 100 bp EVE scenario is modeled, but does not produce a meaningful number this quarter, and is therefore not being used as a management tool. Based on conversations with consultants, a down 100 bp EVE scenario does not currently add value, and is being discontinued until rates rise to a more meaningful figure for modeling purposes.

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

At June 30, 2020, we had the ability to generate $1.344 billion in additional liquidity through all of our available resources (this excludes $513 million in overnight funds sold). In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, Risk Oversight Committee, and the Board of Directors. At June 30, 2020, we believe the liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio was approximately 2.24 years at June 30, 2020, and the available for sale portfolio had a net unrealized pre-tax gain of $5.2 million.

Our average overnight funds position (defined deposits with banks plus FED funds sold less FED funds purchased) was $351.5 million during the second quarter of 2020 compared to an average net overnight funds sold position of $234.4 million in the first quarter of 2020 and $228.1 million in the fourth quarter of 2019. The increase compared to both prior periods was driven by deposit inflows related to pandemic related stimulus programs (see Deposits).

We expect our capital expenditures will be approximately $7.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases. Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2020, short term borrowings totaled $64.0 million compared to $76.5 million at March 31, 2020 and $6.4 million at December 31, 2019. The decrease from March 30, 2020 was attributable to lower residential mortgage warehouse borrowings at CCHL. Additional detail on these borrowings is provided in Note 4 – Mortgage Banking Activities in the Consolidated Financial Statements.

At June 30, 2020, fixed rate credit advances from the FHLB totaled $4.5 million in outstanding debt consisting of eight notes. During the first six months of 2020, the Bank made FHLB advance payments totaling approximately $0.8 million, which included an advance of $0.3 million that matured. No advances paid off, and we did not obtain any new FHLB advances during this period. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

During the quarter second quarter of 2020 we entered into a derivative cash flow hedge of our interest rate risk related to our subordinated debt. The notional amount of the derivative is $30 million ($10 million of the CCBG Capital Trust I borrowing and $20 million of the CCBG Capital Trust II borrowing). The interest rate swap agreement requires CCBG to pay fixed and receive variable (Libor plus spread) and has an average all-in fixed rate of 2.50% for 10 years. Additional detail on the interest rate swap agreement is provided in Note 5 – Derivatives in the Consolidated Financial Statements.

CAPITAL

Our capital ratios are presented below. At June 30, 2020, our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

(Dollars in Thousands)	June 30, 2020	March 31, 2020	December 31, 2019
Shareowner's Equity	$335,057	$328,507	$327,016
Leverage Ratio	10.12%	10.81%	11.25%
Tier 1 Capital Ratio	16.59	16.12	17.16
Total Risk Based Capital Ratio	17.60	17.19	17.90
Common Equity Tier 1 Capital Ratio	14.01	13.55	14.47
Tangible Common Equity Ratio(1)	7.21%	7.98%	8.06%

(1) Non-GAAP financial measure. See non-GAAP reconciliation on page 37.

Shareowners’ equity was $335.1 million at June 30, 2020 compared to $328.5 million at March 31, 2020 and $327.0 million at December 31, 2019. For the first six months of 2020, shareowners’ equity was positively impacted by net income of $13.4 million, a $3.0 million increase in the unrealized gain on investment securities, net adjustments totaling $0.7 million related to transactions under our stock compensation plans, and stock compensation accretion of $0.4 million. Shareowners’ equity was reduced by common stock dividends of $4.7 million ($0.28 per share), a $3.1 million (net of tax) adjustment to retained earnings for the adoption of ASC 326 (“CECL”), and share repurchases of $1.6 million (76,952 shares).

At June 30, 2020, our common stock had a book value of $19.92 per diluted share compared to $19.50 at March 31, 2020 and $19.40 at December 31, 2019. Book value is impacted by the net after-tax unrealized gains and losses on investment securities. At June 30, 2020, the net gain was $3.9 million compared to a $3.5 million net gain at March 31, 2020 and a $0.9 million net gain at December 31, 2019. Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715. At June 30, 2020, the net pension liability reflected in other comprehensive loss was $29.0 million compared to $29.0 million at December 31, 2019 and $26.8 million at June 30, 2019.

In January 2019, our Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock through February 2024, which replaced our prior repurchase program that was set to expire in February 2019. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. During the first six months of 2020, we repurchased 76,952 shares (33,074 shares in the second quarter of 2020 and 43,878 shares in the first quarter of 2020) at an average price of $20.38 per share under the plan. For 2019, we purchased 77,000 shares at an average price of $23.40.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2020, we had $643.7 million in commitments to extend credit and $6.9 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Certain agreements provide that the commitments are unconditionally cancellable by the bank and for those agreements no allowance for credit losses has been recorded. We have recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, included in other liabilities on the consolidated statements of financial condition of $1.4 million at June 30, 2020.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans HFI and HFS, Net(1)(2)	$2,057,925	$23,785	4.65%	$1,823,311	$23,873	5.25%	$1,970,551	$47,477	4.85%	$1,801,977	$46,591	5.21%
Taxable Securities(2)	601,509	2,708	1.80	614,775	3,301	2.15	615,511	5,703	1.86	616,442	6,688	2.18
Tax-Exempt Securities	5,865	37	2.51	29,342	116	1.58	5,579	62	2.20	34,928	274	1.57
Funds Sold	351,473	88	0.10	251,789	1,507	2.40	292,922	845	0.58	258,703	3,100	2.42
Total Earning Assets	3,016,772	26,618	3.55%	2,719,217	28,797	4.25%	2,884,563	54,087	3.77%	2,712,050	56,653	4.21%
Cash & Due From Banks	72,647			51,832			64,802			52,834
Allowance For Credit Losses	(21,642)			(14,513)			(18,015)			(14,431)
Other Assets	261,449			254,126			252,657			253,173
TOTAL ASSETS	$3,329,226			$3,010,662			$3,184,007			$3,003,626

Liabilities:
NOW Accounts	$789,378	$78	0.04%	$832,982	$1,623	0.78%	$799,094	$803	0.20%	$858,488	$3,378	0.79%
Money Market Accounts	222,377	40	0.07	237,921	265	0.45	217,295	157	0.15	238,714	512	0.43
Savings Accounts	409,366	50	0.05	371,716	46	0.05	394,301	96	0.05	368,268	90	0.05
Other Time Deposits	104,718	50	0.19	115,442	54	0.19	105,130	101	0.19	117,131	107	0.18
Total Interest Bearing Deposits	1,525,839	218	0.06	1,558,061	1,988	0.51	1,515,820	1,157	0.15	1,582,601	4,087	0.52
Short-Term Borrowings	73,377	421	2.31	9,625	31	1.30	53,146	553	2.09	10,497	66	1.28
Subordinated Notes Payable	52,887	374	2.80	52,887	596	4.46	52,887	845	3.16	52,887	1,204	4.53
Other Long-Term Borrowings	5,766	41	2.84	7,509	66	3.53	6,039	91	3.03	7,853	138	3.54
Total Interest Bearing Liabilities	1,657,869	1,054	0.26%	1,628,082	2,681	0.66%	1,627,892	2,646	0.33%	1,653,838	5,495	0.67%
Noninterest Bearing Deposits	1,257,614			1,007,370			1,152,251			982,473
Other Liabilities	72,073			61,611			65,830			56,867
TOTAL LIABILITIES	2,987,556			2,697,063			2,845,973			2,693,178
Temporary Equity	8,155			-			5,331			-

TOTAL SHAREOWNERS’ EQUITY	333,515			313,599			332,703			310,448

TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY	$3,329,226			$3,010,662			$3,184,007			$3,003,626

Interest Rate Spread			3.30%			3.59%			3.44%			3.54%
Net Interest Income		$25,564			$26,116			$51,441			$51,158
Net Interest Margin(3)			3.41%			3.85%			3.59%			3.80%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 21% Federal tax rate.
(3)Taxable equivalent net interest income divided by average earnings assets.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2019.

Item 4.CONTROLS AND PROCEDURES

At June 30, 2020, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). During the quarter ended on June 30, 2020, other than the above, there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

We are party to lawsuits arising out of the normal course of business. In management's opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2019 Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about all purchases made by, or on behalf of, us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

			Total number of	Maximum Number of
	Total number	Average	shares purchased as	shares that may yet be
	of shares	price paid	part of our share	purchased under our share
Period	purchased	per share	repurchase program(1)	repurchase program

April 1, 2020 to
April 30, 2020	-	-	-	639,926

May 1, 2020 to
May 31, 2020	43,878	19.81	43,878	596,048

June 1, 2020 to
June 30, 2020	-	-	-	596,048

Total	43,878	$19.81	43,878	596,048

(1)

This balance represents the number of shares that were repurchased during the second quarter of 2020 through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on January 31, 2019 for a five-year period, under which we were originally authorized to repurchase up to 750,000 shares of our common stock. The Program is flexible and shares are acquired from the public markets and other sources using free cash flow. No shares are repurchased outside of the Program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(A)Exhibits

10.1Capital City Bank Group, Inc. Supplemental Executive Retirement Plan II.

31.1Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 3, 2020