Form 10-Q
period 2020-09-30
CAPITAL CITY BANK GROUP INC
filed 2020-11-03
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

☐	TRANSITION REPORTPURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At October 31, 2020, 16,761,464 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

• the magnitude and duration of the ongoing COVID-19 pandemic and its impact on the global and local economies and financial market conditions and our business, results of operations and financial condition, including the impact of our participation in government programs related to COVID-19;

• our ability to successfully manage credit risk, interest rate risk, liquidity risk, and other risks inherent to our industry;

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

PART I. FINANCIAL INFORMATION
Item 1.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in Thousands)	2020	2019
ASSETS
Cash and Due From Banks	$76,509	$60,087
Federal Funds Sold and Interest Bearing Deposits	626,104	318,336
Total Cash and Cash Equivalents	702,613	378,423

Investment Securities, Available for Sale, at fair value	328,253	403,601
Investment Securities, Held to Maturity (fair value of $208,266 and $241,429)	202,593	239,539
Total Investment Securities	530,846	643,140

Loans Held For Sale, at fair value	116,561	9,509

Loans Held for Investment	1,998,161	1,835,929
Allowance for Credit Losses	(23,137)	(13,905)
Loans Held for Investment, Net	1,975,024	1,822,024

Premises and Equipment, Net	87,192	84,543
Goodwill	89,095	84,811
Other Real Estate Owned	1,227	953
Other Assets	84,483	65,550
Total Assets	$3,587,041	$3,088,953

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$1,378,314	$1,044,699
Interest Bearing Deposits	1,631,132	1,600,755
Total Deposits	3,009,446	2,645,454

Short-Term Borrowings	90,936	6,404
Subordinated Notes Payable	52,887	52,887
Other Long-Term Borrowings	5,268	6,514
Other Liabilities	71,880	50,678
Total Liabilities	3,230,417	2,761,937

Temporary Equity	17,199	-

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 16,761,464 and 16,771,544 shares
issued and outstanding at September 30, 2020 and December 31, 2019, respectively	168	168
Additional Paid-In Capital	31,425	32,092
Retained Earnings	333,545	322,937
Accumulated Other Comprehensive Loss, net of tax	(25,713)	(28,181)
Total Shareowners’ Equity	339,425	327,016
Total Liabilities, Temporary Equity, and Shareowners' Equity	$3,587,041	$3,088,953

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2020	2019	2020	2019
INTEREST INCOME
Loans, including Fees	$23,594	$23,992	$70,874	$70,373
Investment Securities:
Taxable	2,400	3,249	8,105	9,937
Tax Exempt	26	58	73	276
Federal Funds Sold and Interest Bearing Deposits	146	1,142	991	4,242
Total Interest Income	26,166	28,441	80,043	84,828

INTEREST EXPENSE
Deposits	190	1,596	1,347	5,683
Short-Term Borrowings	498	27	1,051	93
Subordinated Notes Payable	316	558	1,161	1,762
Other Long-Term Borrowings	40	63	131	201
Total Interest Expense	1,044	2,244	3,690	7,739

NET INTEREST INCOME	25,122	26,197	76,353	77,089
Provision for Credit Losses	1,308	776	8,303	2,189
Net Interest Income After Provision For Credit Losses	23,814	25,421	68,050	74,900

NONINTEREST INCOME
Deposit Fees	4,316	4,961	13,087	14,492
Bank Card Fees	3,389	2,972	9,582	8,863
Wealth Management Fees	2,808	2,992	7,966	7,719
Mortgage Banking Revenues	22,983	1,587	45,633	3,779
Other	1,469	1,391	4,374	4,372
Total Noninterest Income	34,965	13,903	80,642	39,225

NONINTEREST EXPENSE
Compensation	26,164	16,203	69,558	48,989
Occupancy, Net	5,906	4,710	16,683	13,756
Other Real Estate Owned, Net	219	6	(463)	444
Other	8,053	6,954	22,836	21,278
Total Noninterest Expense	40,342	27,873	108,614	84,467

INCOME BEFORE INCOME TAXES	18,437	11,451	40,078	29,658
Income Tax Expense	3,165	2,970	7,397	7,416

NET INCOME	15,272	8,481	32,681	22,242
Pre-Tax Income Attributable to Noncontrolling Interests	(4,875)	-	(8,851)	-

NET INCOME ATTRIBUTABLE TO COMMON SHAREOWNERS	$10,397	$8,481	$23,830	$22,242

BASIC NET INCOME PER SHARE	$0.62	$0.51	$1.42	$1.33
DILUTED NET INCOME PER SHARE	$0.62	$0.50	$1.42	$1.32

Average Common Basic Shares Outstanding	16,771	16,747	16,792	16,776
Average Common Diluted Shares Outstanding	16,810	16,795	16,823	16,810

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2020	2019	2020	2019
NET INCOME ATTRIBUTABLE TO COMMON SHAREOWNERS	$10,397	$8,481	$23,830	$22,242
Other comprehensive income, before tax:
Change in net unrealized gain/loss on securities available for sale	(773)	443	3,189	3,427
Amortization of unrealized losses on securities transferred from
available for sale to held to maturity	10	11	28	33
Total Investment Securities	(763)	454	3,217	3,460
Change in net unrealized gain/loss on interest rate swap	157	-	52	-
Other comprehensive (loss) income, before tax	(606)	454	3,269	3,460
Deferred tax (benefit) expense related to other comprehensive income	(149)	115	801	876
Other comprehensive (loss) income, net of tax	(457)	339	2,468	2,584
Total comprehensive income attributable to common shareowners	$9,940	$8,820	$26,298	$24,826

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Shares	Common	Paid-In	Retained	(Loss) Income,
(Dollars In Thousands, Except Share Data)	Outstanding	Stock	Capital	Earnings	Net of Taxes	Total
Balance, July 1, 2020	16,780,276	$168	$31,575	$328,570	$(25,256)	$335,057
Net Income	-	-	-	10,397	-	10,397
Reclassification to Temporary Equity(1)	-	-	-	(3,075)	-	(3,075)
Other Comprehensive Income, net of tax	-	-	-	-	(457)	(457)
Cash Dividends ($0.1400 per share)	-	-	-	(2,347)	-	(2,347)
Repurchase of Common Stock	23,000	-	(472)	-	-	(472)
Stock Based Compensation	-	-	242	-	-	242
Stock Compensation Plan Transactions, net	4,188	-	80	-	-	80
Balance, September 30, 2020	16,761,464	$168	$31,425	$333,545	$(25,713)	$339,425

Balance, July 1, 2019	16,745,866	$167	$30,751	$310,247	$(26,570)	$314,595
Net Income	-	-	-	8,481	-	8,481
Other Comprehensive Income, net of tax	-	-	-	-	339	339
Cash Dividends ($0.1300 per share)	-	-	-	(2,177)	-	(2,177)
Stock Based Compensation	-	-	249	-	-	249
Stock Compensation Plan Transactions, net	2,992	-	75	-	-	75
Balance, September 30, 2019	16,748,858	$167	$31,075	$316,551	$(26,231)	$321,562

Balance, January 1, 2020	16,771,544	$168	$32,092	$322,937	$(28,181)	$327,016
Adoption of ASC 326 - See Note 1	-	-	-	(3,095)	-	(3,095)
Net Income	-	-	-	23,830	-	23,830
Reclassification to Temporary Equity(1)	-	-	-	(3,075)	-	(3,075)
Other Comprehensive Income, net of tax	-	-	-	-	2,468	2,468
Cash Dividends ($0.4200 per share)	-	-	-	(7,052)	-	(7,052)
Repurchase of Common Stock	99,952	(1)	(2,042)	-	-	(2,043)
Stock Based Compensation	-	-	610	-	-	610
Stock Compensation Plan Transactions, net	89,872	1	765	-	-	766
Balance, September 30, 2020	16,761,464	$168	$31,425	$333,545	$(25,713)	$339,425

Balance, January 1, 2019	16,747,571	$167	$31,058	$300,177	$(28,815)	$302,587
Net Income	-	-	-	22,242	-	22,242
Other Comprehensive Income, net of tax	-	-	-	-	2,584	2,584
Cash Dividends ($0.3500 per share)	-	-	-	(5,868)	-	(5,868)
Repurchase of Common Stock	(77,000)	(1)	(1,805)	-	-	(1,806)
Stock Based Compensation	-	-	1,134	-	-	1,134
Stock Compensation Plan Transactions, net	78,287	1	688	-	-	689
Balance, September 30, 2019	16,748,858	$167	$31,075	$316,551	$(26,231)	$321,562

(1)Adjustment to redemption value for non-controlling interest in Capital City Home Loans

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$23,830	$22,242
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Credit Losses	8,303	2,189
Depreciation	5,174	4,693
Amortization of Premiums, Discounts and Fees, net	5,256	3,826
Originations of Loans Held-for-Sale	(561,609)	(160,720)
Proceeds From Sales of Loans Held-for-Sale	500,190	158,293
Net Gain From Sales of Loans Held-for-Sale	(45,633)	(3,779)
Stock Compensation	610	1,134
Net Tax Benefit From Stock-Based Compensation	(84)	(14)
Deferred Income Taxes	(1,127)	1,131
Net Change in Operating Leases	811	68
Net (Gain) Loss on Sales and Write-Downs of Other Real Estate Owned	(876)	165
Proceeds From Insurance Claim for Operating Loss	-	268
Loss on Disposal of Premises and Equipment	-	39
Net Increase in Other Assets	(23,482)	(5,483)
Net Increase in Other Liabilities	32,808	19,876
Net Cash (Used In) Provided By Operating Activities	(55,829)	43,928

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(32,250)	(69,347)
Payments, Maturities, and Calls	67,245	45,146
Securities Available for Sale:
Purchases	(77,775)	(56,450)
Payments, Maturities, and Calls	153,702	126,171
Purchases of Loans Held for Investment	(29,538)	(21,537)
Net Increase in Loans Held for Investment	(134,416)	(34,589)
Net Cash Paid for Brand Acquisition	(2,405)	-
Proceeds from Insurance Claims on Premises	-	814
Proceeds From Sales of Other Real Estate Owned	2,558	2,330
Purchases of Premises and Equipment	(7,842)	(3,352)
Noncontrolling Interest Contributions	2,091	-
Net Cash Used In Investing Activities	(58,630)	(10,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	363,992	(58,849)
Net Increase (Decrease) in Short-Term Borrowings	84,438	(3,279)
Repayment of Other Long-Term Borrowings	(1,152)	(1,245)
Dividends Paid	(7,052)	(5,868)
Payments to Repurchase Common Stock	(2,043)	(1,806)
Issuance of Common Stock Under Purchase Plans	466	473
Net Cash Provided By (Used In) Financing Activities	438,649	(70,574)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	324,190	(37,460)

Cash and Cash Equivalents at Beginning of Period	378,423	276,000
Cash and Cash Equivalents at End of Period	$702,613	$238,540

Supplemental Cash Flow Disclosures:
Interest Paid	$3,673	$7,761
Income Taxes Paid	$6,991	$4,496

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$1,956	$792

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

Business Combination. On March 1, 2020, CCB completed its acquisition of a 51% membership interest in Brand Mortgage Group, LLC (“Brand”), which is now operated as Capital City Home Loans (“CCHL”). CCHL was consolidated into CCBG’s financial statements effective March 1, 2020. Assets acquired totaled $52 million (consisting primarily of loans held for sale) and liabilities assumed totaled $42 million (consisting primarily of warehouse line borrowings). The primary reasons for the acquisition were to gain access to an expanded residential mortgage product line-up and investor base (including a mandatory delivery channel for loan sales), to hedge our net interest income business and to generate other operational synergies and cost savings. CCB made a $7.1 million cash payment for its 51% membership interest and entered into a buyout agreement for the remaining 49% noncontrolling interest resulting in temporary equity with a fair value of $7.4 million. Goodwill totaling $4.3 million was recorded in connection with this acquisition. Factors that contributed to the purchase price resulting in goodwill include Brand’s strong management team and expertise in the mortgage industry, historical record of earnings, and operational synergies created as part of the strategic alliance. In the third quarter of 2020, $3.1 million was reclassified from permanent equity to temporary equity which reflects the increase in the redemption value of the 49% noncontrolling interest under the terms of the buyout agreement.

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

Credit losses and changes thereto, are established as an allowance for credit loss through a provision for credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance for credit losses is adjusted by a credit loss provision which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Expected credit loss inherent in non-cancellable off-balance sheet credit exposures is accounted for as a separate liability included in other liabilities.

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

Forecast Factors –

In developing loss rates, adjustments are made to incorporate the impact of forecasted conditions. Certain assumptions are also applied, including the length of the forecast and reversion periods. The forecast period is the period within which management is able to make a reasonable and supportable assessment of future conditions. The reversion period is the period beyond which management believes it can develop a reasonable and supportable forecast, and bridges the gap between the forecast period and the use of historical default and loss rates. The remainder period reflects the remaining life of the loan. The length of the forecast and reversion periods are periodically evaluated and based on management’s assessment of current and forecasted conditions and may vary by loan pool. For purposes of developing a reasonable and supportable assessment of future conditions, management utilizes established industry and economic data points and sources, including the Federal Open Market Committee forecast, with the forecasted unemployment rate being a significant factor. PD rates for the forecast period will be adjusted accordingly based on management’s assessment of future conditions. PD rates for the remainder period will reflect the historical mean PD rate. Reversion period PD rates reflect the difference between forecast and remainder period PD rates calculated using a straight-line adjustment over the reversion period.

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

Accounting Standards Updates

ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation when there is a loss from continuing operations or a gain from other items and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company on January 1, 2021 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible so long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. See MD&A (Credit Quality/COVID-19 Exposure) for disclosure of the impact to date.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the “Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. All of the Company’s modifications fall under Section 4013 of the CARES Act and thus, the interagency statement has had very little impact on the Company to date.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The following table summarizes the amortized cost and related market value of investment securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses.

	September 30, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gain	Losses	Value
Available for Sale
U.S. Government Treasury	$118,566	$1,550	$-	$120,116	$231,996	$849	$67	$232,778
U.S. Government Agency	192,283	2,814	103	194,994	155,706	697	325	156,078
States and Political Subdivisions	4,722	108	-	4,830	6,310	9	-	6,319
Mortgage-Backed Securities	472	63	-	535	693	80	-	773
Equity Securities(1)	7,778	-	-	7,778	7,653	-	-	7,653
Total	$323,821	$4,535	$103	$328,253	$402,358	$1,635	$392	$403,601

Held to Maturity
U.S. Government Treasury	$15,007	$51	$-	$15,058	$20,036	$15	$9	$20,042
States and Political Subdivisions	-	-	-	-	1,376	-	-	1,376
Mortgage-Backed Securities	187,586	5,622	-	193,208	218,127	2,064	180	220,011
Total	$202,593	$5,673	$-	$208,266	$239,539	$2,079	$189	$241,429

Total Investment Securities	$526,414	$10,208	$103	$536,519	$641,897	$3,714	$581	$645,030

(1) Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $3.0 million and $4.8 million, respectively, at September 30, 2020 and includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $2.9 million and $4.8 million, respectively, at December 31, 2019.

Securities with an amortized cost of $288.6 million and $353.8 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. At September 30, 2020, the Company's investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately because they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$114,346	$115,664	$15,007	$15,058
Due after one year through five years	28,946	29,291	-	-
Mortgage-Backed Securities	472	535	187,586	193,208
U.S. Government Agency	172,279	174,985	-	-
Equity Securities	7,778	7,778	-	-
Total	$323,821	$328,253	$202,593	$208,266

Unrealized Losses on Investment Securities. The following table summarizes the available for sale investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
Available for Sale
U.S. Government Agency	$20,692	$80	$3,656	$23	$24,348	$103
Total	$20,692	$80	$3,656	$23	$24,348	$103

December 31, 2019
Available for Sale
U.S. Government Treasury	$9,955	$-	$93,310	$67	$103,265	$67
U.S. Government Agency	36,361	244	17,364	81	53,725	325
States and Political Subdivisions	578	-	-	-	578	-
Mortgage-Backed Securities	8	-	-	-	8	-
Total	$46,902	$244	$110,674	$148	$157,576	$392

At September 30, 2020, there were 30 available-for-sale (“AFS”) positions with unrealized losses totaling $0.1 million. All of these positions were U.S. government agency securities issued by U.S. government sponsored entities. Because the declines in the market value of these securities were attributable to changes in interest rates and not credit quality, and because the Company had the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company did not record any allowance for credit losses on any investment securities at September 30, 2020. Additionally, none of the AFS or held-to-maturity securities held by the Company were past due or in nonaccrual status at September 30, 2020.

Credit Quality Indicators

The Company monitors the credit quality of its investment securities through various risk management procedures, including the monitoring of credit ratings. A majority of the debt securities in the Company’s investment portfolio were issued by a U.S. government entity or agency and are either explicitly or implicitly guaranteed by the U.S. government. The Company believes the long history of no credit losses on these securities indicates that the expectation of nonpayment of the amortized cost basis is zero, even if the U.S. government were to technically default. Further, certain municipal securities held by the Company have been pre-refunded and secured by government guaranteed treasuries. Therefore, for the aforementioned securities, the Company does not assess or record expected credit losses due to the zero loss assumption. The Company monitors the credit quality of its municipal securities portfolio via credit ratings which are updated on a quarterly basis. On a quarterly basis, municipal securities in an unrealized loss position are evaluated to determine if the loss is attributable to credit related factors and if an allowance for credit loss is needed.

NOTE 3 – LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Composition. The composition of the HFI loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2020	December 31, 2019
Commercial, Financial and Agricultural	$402,997	$255,365
Real Estate – Construction	125,804	115,018
Real Estate – Commercial Mortgage	656,064	625,556
Real Estate – Residential(1)	346,201	361,450
Real Estate – Home Equity	197,363	197,360
Consumer(2)	269,732	281,180
Loans HFI, Net of Unearned Income	$1,998,161	$1,835,929

(1)Includes loans in process with outstanding balances of $11.5 million and $8.3 million at September 30, 2020 and December 31, 2019, respectively.

(2)Includes overdraft balances of $1.3 million and $1.6 million at September 30, 2020 and December 31, 2019, respectively.

Net deferred fees, which include premiums on purchased loans, included in loans were $1.3 million at September 30, 2020 and net deferred costs were $1.8 million at December 31, 2019.

Accrued interest receivable on loans which is excluded from amortized cost totaled $7.3 million at September 30, 2020 and $5.5 million at December 31, 2019, and is reported separately in Other Assets.

The Company has pledged a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity loans to support available borrowing capacity at the FHLB and has pledged a blanket floating lien on all consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve Bank of Atlanta.

Loan Purchases. The Company will periodically purchase newly originated 1-4 family real estate secured adjustable rate loans from Capital City Home Loans, a related party effective on March 1, 2020 (see Note 1). Loan purchases totaled $29.5 million for the nine month period ended September 30, 2020, and were not credit impaired.

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

	Commercial,		Real Estate
	Financial,	Real Estate	Commercial	Real Estate	Real Estate
(Dollars in Thousands)	Agricultural	Construction	Mortgage	Residential	Home Equity	Consumer	Total
Three Months Ended
September 30, 2020
Beginning Balance	$2,468	$1,955	$6,640	$5,440	$2,753	$3,201	$22,457
Provision for Credit Losses	(195)	161	616	(344)	196	831	1,265
Charge-Offs	(137)	-	(17)	(1)	(58)	(1,069)	(1,282)
Recoveries	74	-	30	35	41	517	697
Net Charge-Offs	(63)	-	13	34	(17)	(552)	(585)
Ending Balance	$2,210	$2,116	$7,269	$5,130	$2,932	$3,480	$23,137

Nine Months Ended
September 30, 2020
Beginning Balance	$1,675	$370	$3,416	$3,128	$2,224	$3,092	$13,905
Impact of Adopting ASC 326	488	302	1,458	1,243	374	(596)	3,269
Provision for Credit Losses	544	1,444	2,132	745	337	2,668	7,870
Charge-Offs	(685)	-	(28)	(112)	(141)	(3,810)	(4,776)
Recoveries	188	-	291	126	138	2,126	2,869
Net Charge-Offs	(497)	-	263	14	(3)	(1,684)	(1,907)
Ending Balance	$2,210	$2,116	$7,269	$5,130	$2,932	$3,480	$23,137

Three Months Ended
September 30, 2019
Beginning Balance	$1,648	$521	$3,889	$3,210	$2,383	$2,942	$14,593
Provision for Credit Losses	236	81	(304)	3	71	689	776
Charge-Offs	(289)	(223)	(26)	(44)	(333)	(744)	(1,659)
Recoveries	86	-	142	46	58	277	609
Net Charge-Offs	(203)	(223)	116	2	(275)	(467)	(1,050)
Ending Balance	$1,681	$379	$3,701	$3,215	$2,179	$3,164	$14,319

Nine Months Ended
September 30, 2019
Beginning Balance	$1,434	$280	$4,181	$3,400	$2,301	$2,614	$14,210
Provision for Credit Losses	648	322	(611)	(125)	158	1,797	2,189
Charge-Offs	(619)	(223)	(181)	(373)	(430)	(2,059)	(3,885)
Recoveries	218	-	312	313	150	812	1,805
Net Charge-Offs	(401)	(223)	131	(60)	(280)	(1,247)	(2,080)
Ending Balance	$1,681	$379	$3,701	$3,215	$2,179	$3,164	$14,319

On January 1, 2020, we adopted ASC 326 and recorded a pre-tax cumulative effect transition adjustment of $3.3 million. The adoption of ASC 326 is discussed further in Note 1 – Business and Basis of Presentation/Accounting Standards Updates. For the first nine months ended September 30, 2020, the provision for credit losses totaled $7.9 million for held for investment loans and net loan charge-offs totaled $1.9 million. See Note 7 – Commitments and Contingencies for information on the provision for credit losses related to off-balance sheet commitments. The $6.0 million build (provision of $7.9 million less net charge-offs of $1.9 million) in the allowance for credit losses for the first nine months of 2020 was attributable to a deterioration in economic conditions, primarily a higher rate of unemployment due to the COVID-19 pandemic and its potential effect on rates of default. Three unemployment rate forecast scenarios were utilized to estimate probability of default and were weighted based on management’s estimate of probability. The mitigating impact of the unprecedented fiscal stimulus, including direct payments to individuals, increased unemployment benefits, as well as various government sponsored loan programs, was also considered.

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the amortized cost basis in accruing past due loans by class of loans.

	30-59	60-89	90 +	Total	Total	Nonaccrual	Total
(Dollars in Thousands)	DPD	DPD	DPD	Past Due	Current	Loans	Loans
September 30, 2020
Commercial, Financial and Agricultural	$163	$87	$-	$250	$402,417	$330	$402,997
Real Estate – Construction	-	-	-	-	125,521	283	125,804
Real Estate – Commercial Mortgage	76	109	-	185	654,514	1,365	656,064
Real Estate – Residential	650	126	-	776	342,610	2,815	346,201
Real Estate – Home Equity	176	20	-	196	196,575	592	197,363
Consumer	1,495	289	-	1,784	267,828	120	269,732
Total Loans HFI	$2,560	$631	$-	$3,191	$1,989,465	$5,505	$1,998,161

December 31, 2019
Commercial, Financial and Agricultural	$489	$191	$-	$680	$254,239	$446	$255,365
Real Estate – Construction	300	10	-	310	114,708	-	115,018
Real Estate – Commercial Mortgage	148	84	-	232	623,890	1,434	625,556
Real Estate – Residential	629	196	-	825	359,233	1,392	361,450
Real Estate – Home Equity	155	20	-	175	196,388	797	197,360
Consumer	2,000	649	-	2,649	278,128	403	281,180
Total Loans HFI	$3,721	$1,150	$-	$4,871	$1,826,586	$4,472	$1,835,929

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

	September 30, 2020			December 31, 2019
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	With	With No	90 + Days	With	With No	90 + Days
(Dollars in Thousands)	ACL	ACL	Still Accruing	ACL	ACL	Still Accruing
Commercial, Financial and Agricultural	$330	$-	$-	$446	$-	$-
Real Estate – Construction	-	283	-	-	-	-
Real Estate – Commercial Mortgage	290	1,075	-	476	958	-
Real Estate – Residential	1,301	1,514	-	1,165	227	-
Real Estate – Home Equity	592	-	-	797	-	-
Consumer	120	-	-	403	-	-
Total Nonaccrual Loans	$2,633	$2,872	$-	$3,287	$1,185	$-

The Company recognized $28,000 of interest income on nonaccrual loans for the nine months ended September 30, 2020.

Collateral Dependent Loans.

The following table presents the amortized cost basis of collateral-dependent loans at September 30, 2020.

	September 30, 2020
	Real Estate	Non Real Estate
(Dollars in Thousands)	Secured	Secured
Commercial, Financial and Agricultural	$-	$-
Real Estate – Construction	283	-
Real Estate – Commercial Mortgage	3,954	-
Real Estate – Residential	3,032	-
Real Estate – Home Equity	298	-
Consumer	-	33
Total	$7,567	$33

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

Residential Real Estate Loans In Process of Foreclosure. At September 30, 2020 and December 31, 2019, the Company had $1.2 million and $0.6 million, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

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

At September 30, 2020, the Company had $15.3 million in TDRs, of which $14.7 million were performing in accordance with the modified terms. At December 31, 2019 the Company had $17.6 million in TDRs, of which $16.9 million were performing in accordance with modified terms. For TDRs, the Company estimated $0.8 million and $1.5 million of credit loss reserves at September 30, 2020 and December 31, 2019, respectively.

The modifications made to TDRs involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof. For the three months ended September 30, 2020, there were no loans modified. For the three months ended September 30, 2019, there were four loans modified with a recorded investment of $0.3 million. For the nine months period ended September 30, 2020, there were threeloans modified with a recorded investment totaling $0.2 million. For the nine months period ended September 30, 2019, there were seven loans modified with a recorded investment totaling $0.5 million. The financial impact of these modifications was not material.

For the three and nine month periods ended September 30, 2020 and September 30, 2019, there were no loans classified as TDRs, for which there was a payment default and the loans were modified within the 12 months prior to default.

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

The following table summarizes gross loans held for investment at September 30, 2020 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

	Term Loans by Origination Year						Revolving
(Dollars in Thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial, Financial, Agriculture:
Pass	$230,847	$49,683	$40,767	$17,780	$15,419	$12,374	$35,191	$402,061
Special Mention	1	4	33	-	-	59	-	97
Substandard	-	212	410	192	12	9	4	839
Total	$230,848	$49,899	$41,210	$17,972	$15,431	$12,442	$35,195	$402,997

Real Estate - Construction:
Pass	$44,592	$64,158	$9,019	$1,848	$-	$-	$5,213	$124,830
Substandard	-	974	-	-	-	-	-	974
Total	$44,592	$65,132	$9,019	$1,848	$-	$-	$5,213	$125,804

Real Estate - Commercial Mortgage:
Pass	$115,966	$113,732	$145,628	$91,828	$49,478	$100,856	$19,650	$637,138
Special Mention	5,849	123	-	215	390	6,126	-	12,703
Substandard	206	137	87	2,738	30	2,531	494	6,223
Total	$122,021	$113,992	$145,715	$94,781	$49,898	$109,513	$20,144	$656,064

Real Estate - Residential:
Pass	$71,096	$75,094	$49,849	$42,965	$20,807	$71,879	$6,685	$338,375
Special Mention	142	25	127	177	96	334	-	901
Substandard	680	1,154	1,203	890	848	2,150	-	6,925
Total	$71,918	$76,273	$51,179	$44,032	$21,751	$74,363	$6,685	$346,201

Real Estate - Home Equity:
Performing	$1,416	$337	$246	$852	$190	$2,486	$191,244	$196,771
Nonperforming	-	-	-	-	-	17	575	592
Total	$1,416	$337	$246	$852	$190	$2,503	$191,819	$197,363

Consumer:
Performing	$78,369	$79,432	$59,009	$29,446	$13,469	$4,078	$5,809	$269,612
Nonperforming	4	-	44	-	33	39	-	120
Total	$78,373	$79,432	$59,053	$29,446	$13,502	$4,117	$5,809	$269,732

NOTE 4 – MORTGAGE BANKING ACTIVITIES

Pursuant to the Brand acquisition on March 1, 2020, the Company’s mortgage banking activities at its subsidiary Capital City Homes Loans have expanded to include mandatory delivery loan sales, forward sales contracts used to manage residential loan pipeline price risk, utilization of warehouse lines to fund secondary market residential loan closings, and residential mortgage servicing. Information provided below reflects CCHL activities post acquisition for the period March 1, 2020 to September 30, 2020 and CCB legacy residential real estate activities for the period January 1, 2020 to March 1, 2020.

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

	September 30, 2020
	Unpaid Principal
(Dollars in Thousands)	Balance/Notional	Fair Value
Residential Mortgage Loans Held for Sale	$111,947	$116,561
Residential Mortgage Loan Commitments ("IRLCs")(1)	192,935	6,031
Forward Sales Contracts(2)	210,500	(400)
		$122,192

(1)Recorded in other assets at fair value
(2)Recorded in other liabilities at fair value

Residential mortgage loans held for sale that were 90 days or more outstanding or on nonaccrual totaled $0.5 million at September 30, 2020.

Mortgage banking revenue was as follows:

	Three Months Ended	Nine Months Ended
(Dollars in Thousands)	September 30, 2020	September 30, 2020
Net realized gains on sales of mortgage loans	$21,423	$39,410
Net change in unrealized gain on mortgage loans held for sale	1,499	3,329
Net change in the fair value of mortgage loan commitments (IRLCs)	691	3,833
Net change in the fair value of forward sales contracts	560	791
Pair-Offs on net settlement of forward sales contracts	(3,049)	(7,445)
Mortgage servicing rights additions	763	2,813
Net origination fees	1,096	2,902
Total mortgage banking revenues	$22,983	$45,633

Residential Mortgage Servicing

The Company may retain the right to service residential mortgage loans sold. The unpaid principal balance of loans serviced for others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights.

(Dollars in Thousands)	September 30, 2020
Number of residential mortgage loans serviced for others	1,544
Outstanding principal balance of residential mortgage loans serviced for others	$409,801
Weighted average interest rate	3.73%
Remaining contractual term (in months)	321

Conforming conventional loans serviced by the Company are sold to FNMA on a non-recourse basis, whereby foreclosure losses are generally the responsibility of FNMA and not the Company. The government loans serviced by the Company are secured through GNMA, whereby the Company is insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Veterans Administration. At September 30, 2020, the servicing portfolio balance consisted of the following loan types: FNMA (59%), GNMA (14%), and private investor (27%). FNMA and private investor loans are structured as actual/actual payment remittance.

Activity in the capitalized mortgage servicing rights for the nine month period ended September 30, 2020 was as follows:

(Dollars in Thousands)
Beginning balance	$910
Additions due to loans sold with servicing retained	2,813
Deletions and amortization	(375)
Ending balance	$3,348

The Company did not record any permanent impairment losses on mortgage servicing rights for the nine month period ended September 30, 2020.

At September 30, 2020, the key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:

	Minimum	Maximum
Discount rates	11.00%	15.00%
Annual prepayment speeds	9.54%	21.24%
Cost of servicing (basis points)	90	110

Changes in residential mortgage interest rates directly affect the prepayment speeds used in valuing the Company’s mortgage servicing rights. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The weighted average annual prepayment speed was 14.64% at September 30, 2020.

Warehouse Line Borrowings

The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at September 30, 2020.

Amounts
(Dollars in Thousands)	Outstanding
$25 million warehouse line of credit agreement expiring October 2020. Interest is at LIBOR plus 2.25%, with a floor rate of 3.50%. A cash pledge deposit of $0.1 million is required by the lender.(1)	$23,860

$50 million master repurchase agreement without defined expiration. Interest is at the LIBOR plus 2.24% to 3.00%, with a floor rate of 3.25%. A cash pledge deposit of $0.5 million is required by the lender.	41,528

$50 million warehouse line of credit agreement expiring in September 2020. Interest is at the LIBOR plus 2.25%.(2)	19,585

$84,973

(1) In October 2020, the warehouse line was extended to November 15, 2020 with a $40 million line of credit.

(2) In October 2020, the warehouse line was renewed through September 30, 2021 with an interest rate of LIBOR plus 2.75%.

Warehouse line borrowings are classified as short-term borrowings. At September 30, 2020, the Company had mortgage loans held for sale pledged as collateral under the above warehouse lines of credit and master repurchase agreements. The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, maximum debt to net worth ratio and positive net income, as defined in the agreements. The Company was in compliance with all significant debt covenants at September 30, 2020.

The Company intends to renew the warehouse lines of credit and master repurchase agreements when they mature.

The Company has extended a $30 million warehouse line of credit to CCHL, a 51% owned subsidiary entity. Balances and transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the consolidated statement of financial condition. The balance of this line of credit at September 30, 2020 was $22.8 million.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling $30 million at September 30, 2020 were designed as a cash flow hedge for subordinated debt. Under the swap arrangement, the Company will pay a fixed interest rate of 2.50% and receive a variable interest rate based on three-month LIBOR plus a weighted average margin of 1.83%.

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

The following table reflects the cash flow hedges included in the consolidated statements of financial condition at September 30, 2020.

	Notional	Fair	Balance Sheet	Weighted Average
(Dollars in Thousands)	Amount	Value	Location	Maturity (Years)
Interest rate swaps related to subordinated debt	$30,000	$48	Other Assets	9.8

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of income related to the cash flow derivative instruments (interest rate swaps related to subordinated debt) for the three and nine months ended September 30, 2020.

	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
(Dollars in Thousands)	in AOCI	Category	from AOCI to Income
Three months ended September 30, 2020	$129	Interest Expense	$(28)
Nine months ended September 30, 2020	21	Interest Expense	(31)

The Company estimates there will be approximately $0.1 million reclassified as an increase to interest expense within the next 12 months.

At September 30, 2020, the Company had no collateral posted related to these agreements.

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

The Company’s operating leases primarily relate to banking offices with remaining lease terms from 1 to 29 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of Topic 842. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. At September 30, 2020, the operating lease ROU assets and liabilities were $6.4 million and $7.2 million, respectively. The Company does not have any finance leases or any significant lessor agreements.

The table below summarizes our lease expense and other information related to the Company’s operating leases.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2020	2019	2020	2019
Operating lease expense	$273	$81	$695	$243
Short-term lease expense	145	27	378	90
Total lease expense	$418	$108	$1,073	$333

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$271	$85	$695	$254
Right-of-use assets obtained in exchange for new operating lease liabilities	85	13	5,206	1,794

Weighted average remaining lease term — operating leases (in years)	15.4	7.0	15.4	7.0
Weighted average discount rate — operating leases	2.3%	2.9%	2.3%	2.9%

The table below summarizes the maturity of remaining lease liabilities:

(Dollars in Thousands)	September 30, 2020
2020	$317
2021	1,275
2022	1,116
2023	718
2024	666
2025 and thereafter	5,272
Total	$9,364
Less: Interest	(2,161)
Present Value of Lease liability	$7,203

At September 30, 2020, the Company had additional operating lease payments for three banking offices that have not yet commenced totaling $7.1 million based on the initial contract term of 15 years. Payments for the banking offices are expected to commence after the construction period ends, which is expected to occur during the fourth quarter of 2020, the fourth quarter of 2021, and the first quarter of 2022.

A related party is the lessor in an operating lease with the Company. The Company’s minimum payment is $0.2 million annually through 2024, for an aggregate remaining obligation of $0.8 million at September 30, 2020.

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

The components of the net periodic benefit cost for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019
Service Cost	$1,457	$1,529	$4,371	$4,587
Interest Cost	1,400	1,545	4,212	4,635
Expected Return on Plan Assets	(2,748)	(2,382)	(8,245)	(7,146)
Prior Service Cost Amortization	4	4	11	12
Net Loss Amortization	974	965	2,959	2,895
Special Termination Charge	-	-	61	-
Net Periodic Benefit Cost	$1,087	$1,661	$3,369	$4,983

Discount Rate	3.53%	4.43%	3.53%	4.43%
Long-term Rate of Return on Assets	7.00%	7.25%	7.00%	7.25%

The components of the net periodic benefit cost for the Company's SERP and SERP II were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019
Service Cost	$10	$-	$21	$-
Interest Cost	$83	$87	$238	$261
Prior Service Cost Amortization	109	-	218	-
Net Loss Amortization	93	190	410	570
Net Periodic Benefit Cost	$295	$277	$887	$831

Discount Rate	3.16%	4.23%	3.16%	4.23%

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

	September 30, 2020			December 31, 2019
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit (1)	$135,749	$568,514	$704,263	$114,903	$404,345	$519,248
Standby Letters of Credit	6,916	-	6,916	5,783	-	5,783
Total	$142,665	$568,514	$711,179	$120,686	$404,345	$525,031

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

The allowance for credit losses for off-balance sheet credit commitments that are not unconditionally cancellable by the bank totaled $1.5 million at September 30, 2020 and $0.2 million at December 31, 2019. The allowance is adjusted as a provision for credit loss expense and is recorded in other liabilities. The allowance was increased by $0.7 million on January 1, 2020 upon the adoption of ASC 326. The following table shows the activity in the allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019
Beginning Balance	$1,033	$156	$157	$160
Impact of Adoption of ASC 326	-	-	658	-
Provision for Credit Losses	434	(1)	652	(5)
Ending Balance	$1,467	$155	$1,467	$155

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

Fixed charges included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned swap contract will be terminated. Quarterly fixed payments approximate $173,000. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

A summary of fair values for assets and liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total Fair
(Dollars in Thousands)	Inputs	Inputs	Inputs	Value
September 30, 2020
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$120,116	$-	$-	$120,116
U.S. Government Agency	-	194,994	-	194,994
States and Political Subdivisions	-	4,830	-	4,830
Mortgage-Backed Securities	-	535	-	535
Equity Securities	-	7,778	-	7,778
Loans Held for Sale	-	116,561	-	116,561
Interest Rate Swap Derivative Asset	-	48	-	48
Mortgage Banking Derivative Asset	-	-	6,031	6,031

LIABILITIES:
Mortgage Banking Derivative Liability	-	400	-	400

December 31, 2019
ASSETS:
Securities Available for Sale:
U.S. Government Treasury	$232,778	$-	$-	$232,778
U.S. Government Agency	-	156,078	-	156,078
States and Political Subdivisions	-	6,319	-	6,319
Mortgage-Backed Securities	-	773	-	773
Equity Securities	-	7,653	-	7,653

Mortgage Banking Activities. The Company had Level 3 issuances and transfers of $34.0 million and $40.3 million, respectively, for the period March 1, 2020 to September 30, 2020 related to mortgage banking activities. Issuances are valued based on the change in fair value of the underlying mortgage loan from inception of the IRLC to the balance sheet date, adjusted for pull-through rates and costs to originate. IRLCs transferred out of Level 3 represent IRLCs that were funded and moved to mortgage loans held for sale, at fair value.

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

Collateral Dependent Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Collateral-dependent loans had a carrying value of $7.1 million with a valuation allowance of $0.1 million at September 30, 2020 and $6.6 million and $0.5 million, respectively, at December 31, 2019.

Other Real Estate Owned. During the first nine months of 2020, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the judgment and estimation involved in the real estate valuation process.

Mortgage Servicing Rights. Residential mortgage loan servicing rights are evaluated for impairment at each reporting period based upon the fair value of the rights as compared to the carrying amount. Fair value is determined by a third party valuation model using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The fair value is estimated using Level 3 inputs, including a discount rate, weighted average prepayment speed, and the cost of loan servicing. Further detail on the key inputs utilized are provided in Note 4 – Mortgage Banking Activities. At September 30, 2020, there was no valuation allowance for loan servicing rights.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	September 30, 2020
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$76,509	$76,509	$-	$-
Short-Term Investments	626,104	626,104	-	-
Investment Securities, Available for Sale	328,253	120,116	208,137	-
Investment Securities, Held to Maturity	202,593	15,058	193,208	-
Equity Securities(1)	3,588	-	3,588	-
Loans Held for Sale	116,561	-	116,561	-
Interest Rate Swap Derivative Asset	48	-	48	-
Loans, Net of Allowance for Credit Losses	1,975,024	-	-	1,982,055
Mortgage Banking Derivative Asset	6,031	-	-	6,031
Mortgage Servicing Rights	3,348	-	-	3,485

LIABILITIES:
Deposits	$3,009,446	$-	$3,129,020	$-
Short-Term Borrowings	90,936	-	90,936	-
Subordinated Notes Payable	52,887	-	41,223	-
Long-Term Borrowings	5,268	-	5,430	-
Mortgage Banking Derivative Liability	400	-	400	-

	December 31, 2019
	Carrying	Level 1	Level 2	Level 3
(Dollars in Thousands)	Value	Inputs	Inputs	Inputs
ASSETS:
Cash	$60,087	$60,087	$-	$-
Short-Term Investments	318,336	318,336	-	-
Investment Securities, Available for Sale	403,601	232,778	170,823	-
Investment Securities, Held to Maturity	239,539	20,042	221,387	-
Loans Held for Sale	9,509	-	9,509	-
Equity Securities(1)	3,591	-	3,591	-
Loans, Net of Allowance for Credit Losses	1,822,024	-	-	1,804,930

LIABILITIES:
Deposits	$2,645,454	$-	$2,644,430	$-
Short-Term Borrowings	6,404	-	6,404	-
Subordinated Notes Payable	52,887	-	40,280	-
Long-Term Borrowings	6,514	-	6,623	-

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

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2020
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$(773)	$191	$(582)
Amortization of losses on securities transferred from available for sale to held to maturity	10	(3)	7
Total Investment Securities	(763)	188	(575)
Change in net unrealized gain/loss on interest rate swap	157	(39)	118
Total Other Comprehensive Loss	$(606)	$149	$(457)

Nine Months Ended September 30, 2020
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$3,189	$(781)	$2,408
Amortization of losses on securities transferred from available for sale to held to maturity	28	(7)	21
Total Investment Securities	3,217	(788)	2,429
Change in net unrealized gain/loss on interest rate swap	52	(13)	39
Total Other Comprehensive Income	$3,269	$(801)	$2,468

	Before	Tax	Net of
	Tax	(Expense)	Tax
(Dollars in Thousands)	Amount	Benefit	Amount
Three Months Ended September 30, 2019
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$443	$(112)	$331
Amortization of losses on securities transferred from available for sale to held to maturity	11	(3)	8
Total Other Comprehensive Income	$454	$(115)	$339

Nine Months Ended September 30, 2019
Investment Securities:
Change in net unrealized gain/loss on securities available for sale	$3,427	$(868)	$2,559
Amortization of losses on securities transferred from available for sale to held to maturity	33	(8)	25
Total Other Comprehensive Income	$3,460	$(876)	$2,584

Accumulated other comprehensive loss was comprised of the following components:

				Accumulated
	Securities			Other
	Available	Interest Rate	Retirement	Comprehensive
(Dollars in Thousands)	for Sale	Swap	Plans	Loss
Balance as of January 1, 2020	$864	$-	$(29,045)	$(28,181)
Other comprehensive income during the period	2,429	39	-	2,468
Balance as of September 30, 2020	$3,293	$39	$(29,045)	$(25,713)

Balance as of January 1, 2019	$(2,008)	$-	$(26,807)	$(28,815)
Other comprehensive income during the period	2,584	-	-	2,584
Balance as of September 30, 2019	$576	$-	$(26,807)	$(26,231)

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

Strategic Alliance. On March 1, 2020, CCB completed its acquisition of a 51% membership interest in Brand Mortgage Group, LLC (“Brand”) which is now operated as a Capital City Home Loans (“CCHL”). CCHL was consolidated into CCBG’s financial statements effective March 1, 2020. See Note 1 – Business Combination in the Consolidated Financial Statements. The primary reasons for the strategic alliance with Brand were to gain access to an expanded residential mortgage product line-up and investor base (including mandatory delivery channel for loan sales), to hedge our net interest income business and to generate other operational synergies and cost savings.

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

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including a strong liquidity position and adequate reserves supported by a strong capital position. Our business and consumer clients are experiencing varying degrees of financial distress, which may continue in the coming months. In order to protect the health of our clients and associates and comply with applicable government directives, we have modified our business practices as noted below. We will continue to closely monitor this pandemic and respond with needed changes as this situation evolves. We discuss the potential impacts on our financial performance in more detail throughout parts of the MD&A section.

COVID-19 Update

• Lobby access remains open for all of our banking offices and operations are subject to national guidelines and local safety ordinances to protect both clients and associates – we continue to monitor changing conditions with the pandemic and their impacts on client and associate interactions within our banking offices

• Most operational associates returned to work in early June 2020, but we have extended some remote work arrangements on a case-by-case basis

• Enhanced digital access options are available for banking products and access to sales associates

• We continue to monitor COVID-19 case count trends in our markets and respond appropriately to help ensure client and associate safety

• We continue to support clients with the Small Business Administration Payment Protection Program (“SBA PPP”) by actively assisting with the forgiveness process

NON-GAAP FINANCIAL MEASURES

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

		2020			2019				2018
(Dollars in Thousands, except per share data)		Third	Second	First	Fourth	Third	Second	First	Fourth
Shareowners' Equity (GAAP)		$339,425	$335,057	$328,507	$327,016	$321,562	$314,595	$308,986	$302,587
Less: Goodwill (GAAP)		89,095	89,095	89,275	84,811	84,811	84,811	84,811	84,811
Tangible Shareowners' Equity (non-GAAP)	A	250,330	245,962	239,232	242,205	236,751	229,784	224,175	217,776
Total Assets (GAAP)		3,587,041	3,499,524	3,086,523	3,088,953	2,934,513	3,017,654	3,052,051	2,959,183
Less: Goodwill (GAAP)		89,095	89,095	89,275	84,811	84,811	84,811	84,811	84,811
Tangible Assets (non-GAAP)	B	$3,497,946	$3,410,429	$2,997,248	$3,004,142	$2,849,702	$2,932,843	$2,967,240	$2,874,372
Tangible Common Equity Ratio (non-GAAP)	A/B	7.16%	7.21%	7.98%	8.06%	8.31%	7.83%	7.56%	7.58%
Actual Diluted Shares Outstanding (GAAP)	C	16,800,563	16,821,743	16,845,462	16,855,161	16,797,241	16,773,449	16,840,496	16,808,542
Diluted Tangible Book Value (non-GAAP)	A/C	14.90	14.62	14.20	14.37	14.09	13.70	13.31	12.96

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands, Except	2020			2019				2018
Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$26,166	$26,512	$27,365	$28,008	$28,441	$28,665	$27,722	$26,370
Interest Expense	1,044	1,054	1,592	1,754	2,244	2,681	2,814	2,022
Net Interest Income	25,122	25,458	25,773	26,254	26,197	25,984	24,908	24,348
Provision for Credit Losses	1,308	2,005	4,990	(162)	776	646	767	457
Net Interest Income After
Provision for Credit Losses	23,814	23,453	20,783	26,416	25,421	25,338	24,141	23,891
Noninterest Income	34,965	30,199	15,478	13,828	13,903	12,770	12,552	13,238
Noninterest Expense	40,342	37,303	30,969	29,142	27,873	28,396	28,198	26,505
Income Before Income Taxes	18,437	16,349	5,292	11,102	11,451	9,712	8,495	10,624
Income Tax Expense	3,165	2,950	1,282	2,537	2,970	2,387	2,059	2,166
(Income) Loss Attributable to NCI	(4,875)	(4,253)	277	-	-	-	-	-
Net Income Attributable to CCBG	10,397	9,146	4,287	8,565	8,481	7,325	6,436	8,458
Net Interest Income (FTE)	$25,233	$25,564	$25,877	$26,378	$26,333	$26,116	$25,042	$24,513

Per Common Share:
Net Income Basic	$0.62	$0.55	$0.25	$0.51	$0.51	$0.44	$0.38	$0.50
Net Income Diluted	0.62	0.55	0.25	0.51	0.50	0.44	0.38	0.50
Cash Dividends Declared	0.14	0.14	0.14	0.13	0.13	0.11	0.11	0.09
Diluted Book Value	20.20	19.92	19.50	19.40	19.14	18.76	18.35	18.00
Diluted Tangible Book Value(1)	14.90	14.62	14.20	14.37	14.09	13.70	13.31	12.96
Market Price:
High	21.71	23.99	30.62	30.95	28.00	25.00	25.87	26.95
Low	17.55	16.16	15.61	25.75	23.70	21.57	21.04	19.92
Close	18.79	20.95	20.12	30.50	27.45	24.85	21.78	23.21

Selected Average Balances:
Loans, Net	$2,097,700	$2,057,925	$1,882,703	$1,846,190	$1,837,548	$1,823,311	$1,780,406	$1,785,570
Earning Assets	3,223,838	3,016,772	2,751,880	2,694,700	2,670,081	2,719,217	2,704,802	2,554,482
Total Assets	3,539,332	3,329,226	3,038,788	2,982,204	2,959,310	3,010,662	2,996,511	2,849,245
Deposits	2,971,277	2,783,453	2,552,690	2,524,951	2,495,755	2,565,431	2,564,715	2,412,375
Shareowners’ Equity	340,073	333,515	331,891	326,904	320,273	313,599	307,262	302,196
Common Equivalent Average Shares:
Basic	16,771	16,797	16,808	16,750	16,747	16,791	16,791	16,989
Diluted	16,810	16,839	16,842	16,834	16,795	16,818	16,819	17,050

Performance Ratios:
Return on Average Assets	1.17%	1.10%	0.57%	1.14%	1.14%	0.98%	0.87%	1.18%
Return on Average Equity	12.16	11.03	5.20	10.39	10.51	9.37	8.49	11.10
Net Interest Margin (FTE)	3.12	3.41	3.78	3.89	3.92	3.85	3.75	3.81
Noninterest Income as % of
Operating Revenue	58.19	54.26	37.52	34.50	34.67	32.95	33.51	35.22
Efficiency Ratio	67.01	66.90	74.89	72.48	69.27	73.02	75.01	70.21

Asset Quality:
Allowance for Credit Losses ("ACL")	$23,137	$22,457	$21,083	$13,905	$14,319	$14,593	$14,120	$14,210
ACL to Loans HFI	1.16%	1.11%	1.13%	0.75%	0.78%	0.79%	0.78%	0.80%
Nonperforming Assets (“NPAs”)	6,732	8,025	6,337	5,425	5,454	6,632	6,949	9,101
NPAs to Total Assets	0.19	0.23	0.21	0.18	0.19	0.22	0.23	0.31
NPAs to Loans HFI plus OREO	0.34	0.40	0.34	0.29	0.30	0.36	0.39	0.51
ACL to Non-Performing Loans	420.30	322.37	432.61	310.99	290.55	259.55	279.77	206.79
Net Charge-Offs to Average Loans HFI	0.11	0.05	0.23	0.05	0.23	0.04	0.20	0.10

Capital Ratios:
Tier 1 Capital	16.77%	16.59%	16.12%	17.16%	16.83%	16.36%	16.34%	16.36%
Total Capital	17.88	17.60	17.19	17.90	17.59	17.13	17.09	17.13
Common Equity Tier 1	14.20	14.01	13.55	14.47	14.13	13.67	13.62	13.58
Leverage	9.64	10.12	10.81	11.25	11.09	10.64	10.53	10.89
Tangible Common Equity(1)	7.16	7.21	7.98	8.06	8.31	7.83	7.56	7.58

(1)Non-GAAP financial measure. See non-GAAP reconciliation on page 37.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

Performance Summary. Net income of $10.4 million, or $0.62 per diluted share, for the third quarter of 2020 compared to net income of $9.1 million, or $0.55 per diluted share, for the second quarter of 2020, and $8.5 million, or $0.50 per diluted share, for the third quarter of 2019. For the first nine months of 2020, net income totaled $23.8 million, or $1.42 per diluted share, compared to net income of $22.2 million, or $1.32 per diluted share, for the same period of 2019.

Net Interest Income. Tax-equivalent net interest income for the third quarter of 2020 was $25.2 million compared to $25.6 million for the second quarter of 2020 and $26.3 million for the third quarter of 2019. For the first nine months of 2020, tax-equivalent net interest income totaled $76.7 million compared to $77.5 million in 2019. The decrease compared to all prior periods reflected lower rates earned on overnight funds, investment securities and variable rate loans, partially offset by lower cost for deposits.

Provision and Allowance for Credit Losses. Provision for credit losses was $1.3 million for the third quarter of 2020 compared to $2.0 million for the second quarter of 2020 and $0.8 million for the third quarter of 2019. For the first nine months of 2020, the provision was $8.3 million compared to $2.2 million for the same period of 2019. The higher provision in 2020 reflected expected losses due to deterioration in economic conditions related to COVID-19. At September 30, 2020, excluding SBA PPP loans, the allowance represented 1.28% of loans held for investment.

Noninterest Income and Noninterest Expense. The consolidation of CCHL’s mortgage banking operations on March 1, 2020 impacted our noninterest income and noninterest expense comparisons for the three and nine month periods ended September 30, 2020. To better understand the impact, we provide an analysis of Noninterest Income and Noninterest Expense for CCBG excluding CCHL (“Core CCBG”) and CCHL under those respective headings below (Pages 42-44). CCHL operations contributed $3.8 million, or $0.23 per diluted share, to CCBG earnings for the third quarter of 2020 compared to $3.4 million, or $0.20 per diluted share for the second quarter of 2020 driven by continued robust mortgage production. At Core CCBG, noninterest income increased $1.1 million, or 9.8%, over the second quarter of 2020 driven by increased consumer spending (deposit and bank card fees) and improved financial markets (wealth fees). Compared to the three and nine month periods of 2019, Core CCBG noninterest expense increased $0.5 million, or 1.9%, and decreased $2.6 million, or 3.0%, respectively.

Financial Condition

Earning Assets. Average earning assets were $3.224 billion for the third quarter of 2020, an increase of $207.1 million, or 6.9% over the second quarter of 2020, and an increase of $529.1 million, or 19.6% over the fourth quarter of 2019. The increase over both prior periods was primarily driven by higher deposit balances and reflected strong core deposit growth and funding retained at the bank from SBA PPP loans and various other stimulus programs.

Loans. Average loans held for investment increased $22.2 million, or 1.1%, over the second quarter of 2020 and $171.1 million, or 9.3%, over the fourth quarter of 2019. Period end loan balances decreased $24.0 million, or 1.2%, from the second quarter of 2020 and increased $162.2 million, or 8.8%, over the fourth quarter of 2019. SBA PPP loans averaged and ended the third quarter of 2020 at $190 million compared to $134 million and $190 million, respectively, at the end of the second quarter.

Credit Quality. Nonaccrual loans totaled $5.5 million (0.28% of HFI loans) at September 30, 2020 compared to $7.0 million (0.34% of HFI loans) at June 30, 2020 and $4.5 million (0.27% of HFI loans) at December 31, 2019. Classified loans totaled $16.8 million, $17.1 million, and $20.8 million at the same respective periods. We continue to closely monitor borrowers and loan portfolio segments impacted by the pandemic and loans still on extension totaled $40 million at September 30, 2020, of which $2 million was classified. Approximately $285 million in loans extended have resumed making regularly scheduled payments.

Deposits. Average total deposits increased $187.8 million, or 6.8%, over the second quarter of 2020, and $446.3 million, or 17.7%, over the fourth quarter of 2019. Period end deposit balances grew $54.4 million and $364.0 million over the second quarter of 2020 and fourth quarter of 2019, respectively, indicating strong growth in core deposit balances. The estimated initial deposit inflows related to two of the pandemic related stimulus programs that occurred primarily during the second quarter were $179 million (SBA PPP) and $64 million (Economic Impact Payment stimulus checks).

Capital. At September 30, 2020, we were well-capitalized with a total risk-based capital ratio of 17.88% and a tangible common equity ratio (a non-GAAP financial measure) of 7.16% compared to 17.60% and 7.21%, respectively, at June 30, 2020 and 17.90% and 8.06%, respectively, at December 31, 2019. At September 30, 2020, all of our regulatory capital ratios exceeded the threshold to be well-capitalized under the Basel III capital standards.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2020, we realized net income of $10.4 million, or $0.62 per diluted share, compared to net income of $9.1 million, or $0.55 per diluted share, for the second quarter of 2020 and net income of $8.5 million, or $0.50 per diluted share, for the third quarter of 2019.

For the first nine months of 2020, net income totaled $23.8 million, or $1.42 per diluted share, compared to net income of $22.2 million, or $1.32 per diluted share, for the same period of 2019.

Compared to the second quarter of 2020, the $2.1 million increase in operating profit was attributable to a $4.7 million increase in noninterest income and a $0.7 million decrease in the provision for credit losses, partially offset by higher noninterest expense of $3.0 million and lower net interest income of $0.3 million.

Compared to the third quarter of 2019, the $7.0 million increase in operating profit was attributable to a $21.1 million increase in noninterest income, partially offset by higher noninterest expense of $12.5 million, a $0.5 million increase in the provision for credit losses and lower net interest income of $1.1 million.

The $10.4 million increase in operating profit for the first nine months of 2020 versus the comparable period of 2019 was attributable to higher noninterest income of $41.4 million, partially offset by higher noninterest expense of $24.2 million, a $6.1 million increase in the provision for credit losses and lower net interest income of $0.7 million.

The aforementioned period over period variances reflect the acquisition of a 51% membership interest and consolidation of CCHL late in the first quarter of 2020.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2020	2020	2019	2020	2019
Interest Income	$26,166	$26,512	$28,441	$80,043	$84,828
Taxable Equivalent Adjustments	111	106	136	321	402
Total Interest Income (FTE)	26,277	26,618	28,577	80,364	85,230
Interest Expense	1,044	1,054	2,244	3,690	7,739
Net Interest Income (FTE)	25,233	25,564	26,333	76,674	77,491
Provision for Credit Losses	1,308	2,005	776	8,303	2,189
Taxable Equivalent Adjustments	111	106	136	321	402
Net Interest Income After Provision for Credit Losses	23,814	23,453	25,421	68,050	74,900
Noninterest Income	34,965	30,199	13,903	80,642	39,225
Noninterest Expense	40,342	37,303	27,873	108,614	84,467
Income Before Income Taxes	18,437	16,349	11,451	40,078	29,658
Income Tax Expense	3,165	2,950	2,970	7,397	7,416
Pre-Tax Income Attributable to Noncontrolling Interest	(4,875)	(4,253)	-	(8,851)	-
Net Income Attributable to Common Shareowners	$10,397	$9,146	$8,481	$23,830	$22,242

Basic Net Income Per Share	$0.62	$0.55	$0.51	$1.42	$1.33
Diluted Net Income Per Share	$0.62	$0.55	$0.50	$1.42	$1.32

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities. This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 52.

Tax-equivalent net interest income for the third quarter of 2020 was $25.2 million compared to $25.6 million for the second quarter of 2020 and $26.3 million for the third quarter of 2019. For the first nine months of 2020, tax-equivalent net interest income totaled $76.7 million compared to $77.5 million in 2019. The decrease compared to all prior periods reflected lower rates earned on overnight funds, investment securities and variable rate loans, partially offset by lower cost for deposits.

The federal funds target rate has remained in the range of 0.00%-0.25% since March 2020 when the Fed reduced its overnight rate by 150 basis points, and as a result, we continue to experience lower repricing of our variable/adjustable rate earning assets. Our overall cost of funds remained low during the third quarter of 2020 at 0.13% compared to 0.14% for the second quarter of 2020. Due to highly competitive fixed-rate loan pricing in our markets, we continue to review our loan pricing and make adjustments where we believe appropriate and prudent.

Our net interest margin for the third quarter of 2020 was 3.12%, a decrease of 29 basis points from the second quarter of 2020 and a decline of 80 basis points from the third quarter of 2019. For the first nine months of 2020, the net interest margin decreased 42 basis points to 3.42%. The decrease compared to all prior periods was primarily attributable to a combination of lower rates and considerable growth in overnight funds, which reduced our margin. Our net interest margin for the third quarter of 2020, excluding the impact of SBA PPP loans, was 3.17%. Given our extremely low cost of funds with limited ability to lower rates much further, we anticipate the margin to remain at these lower levels until more of the funding from various stimulus programs is paid down or deployed into higher yielding assets. We discuss the effect of the pandemic related stimulus programs on our balance sheet in more detail below under Financial Condition.

Provision for Credit Losses

The provision for credit losses for the third quarter of 2020 was $1.3 million compared to $2.0 million for the second quarter of 2020 and $0.8 million for the third quarter of 2019. For the first nine months of 2020, the provision was $8.3 million compared to $2.2 million in 2019. The higher provision in 2020 reflected expected losses due to deterioration in economic conditions related to COVID-19. We further discuss the various factors that have impacted our provision expense for 2020 below under the heading Allowance for Credit Losses.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in Thousands, except per share data)	2020	2020	2019	2020	2019
CHARGE-OFFS
Commercial, Financial and Agricultural	$137	$186	$289	$685	$619
Real Estate - Construction	-	-	223	-	223
Real Estate - Commercial Mortgage	17	-	26	28	181
Real Estate - Residential	1	1	44	112	373
Real Estate - Home Equity	58	52	333	141	430
Consumer(1)	1,069	1,175	744	3,810	2,059
Total Charge-offs	$1,282	$1,414	$1,659	$4,776	$3,885

RECOVERIES
Commercial, Financial and Agricultural	$74	$74	$86	$188	$218
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial Mortgage	30	70	142	291	312
Real Estate - Residential	35	51	46	126	313
Real Estate - Home Equity	41	64	58	138	150
Consumer(1)	517	914	277	2,126	812
Total Recoveries	$697	$1,173	$609	$2,869	$1,805

Net Charge-offs	$585	$241	$1,050	$1,907	$2,080

Net Charge-offs (Annualized) as a	0.11%	0.05%	0.23%	0.13%	0.15%
percent of Average Loans HFI

(1)Includes overdrafts. Prior to the first quarter 2020, overdraft losses were netted against deposit fees in noninterest income.

Noninterest Income

Noninterest income for the third quarter of 2020 totaled $35.0 million compared to $30.2 million for the second quarter of 2020 and $13.9 million for the third quarter of 2019. For the first nine months of 2020, noninterest income totaled $80.6 million compared to $39.2 million for same period of 2019. The improvement over all prior periods was primarily attributable to higher mortgage banking revenues at CCHL. Higher deposit fees, bank card fees, and wealth management fees contributed to the increase over the second quarter of 2020. Compared to both prior year periods, deposit fees declined primarily due to the impact of government stimulus during the second quarter related to the COVID-19 pandemic, but were partially offset by higher debit card activity, which drove improvement in bank card fees. Relative to the second quarter, deposit fees improved in the third quarter of 2020 reflecting higher utilization of our overdraft service.

Noninterest income represented 58.2% of operating revenues (net interest income plus noninterest income) in the third quarter of 2020 compared to 54.3% in the second quarter of 2020 and 34.7% in the third quarter of 2019. For the first nine months of 2020, noninterest income represented 51.4% of operating revenues compared to 33.7% for the same period of 2019.

CCHL’s mortgage banking operations were consolidated on March 1, 2020. The table below reflects the major components of noninterest income for Core CCBG and CCHL to facilitate a better understanding of period over period comparisons.

	Three Months Ended						Nine Months Ended
	Sep 30, 2020		Jun 30, 2020		Sep 30, 2019		Sep 30, 2020		Sep 30, 2019
(Dollars in thousands)	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL
Deposit Fees	$4,316	-	$3,756	$-	$4,961	$-	$13,087	$-	$14,492	$-
Bank Card Fees	3,389	-	3,142	-	2,972	-	9,582	-	8,863	-
Wealth Management Fees	2,808	-	2,554	-	2,992	-	7,966	-	7,719	-
Mortgage Banking Revenues	208	22,775	241	19,156	1,587	-	1,587	44,046	3,779	-
Other	1,182	287	1,147	203	1,391	-	3,787	587	4,372	-
Total Noninterest Income	$11,903	$23,062	$10,840	$19,359	$13,903	$-	$36,009	$44,633	$39,225	$-

Significant components of noninterest income are discussed in more detail below.

Mortgage Banking Revenues. Mortgage banking revenues totaled $23.0 million for the third quarter of 2020 compared to $19.4 million for the second quarter of 2020 and $1.6 million for the third quarter of 2019. For the first nine months of 2020, revenues totaled $45.6 million compared to $3.8 million for the same period of 2019. The increase over all prior periods was attributable to the strategic alliance with CCHL that began on March 1, 2020. For the third quarter of 2020, the purchase/refinance mortgage production mix was 60%/40% compared to 50%/50% for the second quarter of 2020.

Deposit Fees. Deposit fees for the third quarter of 2020 totaled $4.3 million, an increase of $0.6 million, or 14.9%, over the second quarter of 2020, and a decrease of $0.6 million, or 13.0%, from the third quarter of 2019. For the first nine months of 2020, deposit fees totaled $13.1 million, a decrease of $1.4 million, or 9.7%, from the same period of 2019. Compared to the second quarter of 2020, the improvement was due to higher utilization of our overdraft service driven by increased consumer spending. The decrease from the prior year periods reflected lower utilization of our overdraft service driven by slower consumer spending and the impact of stimulus payments in the second quarter of 2020 related to the COVID-19 pandemic.

Bank Card Fees. Bank card fees for the third quarter of 2020 totaled $3.4 million, a $0.2 million, or 7.9% increase over the second quarter of 2020, and a $0.4 million, or 14.0%, increase over the third quarter of 2019. For the first nine months of 2020, bank card fees totaled $9.6 million, an increase of $0.7 million, or 8.1%, over the same period of 2019. Compared to the second quarter of 2020, the improvement reflected higher card activity driven by increased consumer spending. The increase over both prior year periods reflected various initiatives aimed at growing our bank card revenues, including an account acquisition initiative that began in early 2019 as well as periodic debit and credit card promotions.

Wealth Management Fees. Wealth management fees, which include both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $2.8 million for the third quarter of 2020, a $0.3 million, or 9.9%, increase over the second quarter of 2020 and a $0.2 million, or 6.1%, decrease from the third quarter of 2019. For the first nine months of 2020, wealth management fees totaled $8.0 million, an increase of $0.2 million, or 3.2%, over the same period of 2019. The favorable variances versus the second quarter of 2020 and nine month period of 2019 reflected higher assets under management. In the third quarter of 2019, we realized very strong insurance product sales which is the cause of the slight decline in fees versus the third quarter of 2019. At September 30, 2020, total assets under management were approximately $1.823 billion compared to $1.774 billion at December 31, 2019 and $1.692 billion at September 30, 2019.

Other. Other income for the third quarter of 2020 totaled $1.5 million, an increase of $0.1 million, or 8.8%, over the second quarter of 2020, and $0.1 million, or 5.6%, over the third quarter of 2019. For the first nine months of 2020, other income totaled $4.4 million, comparable to the same period of 2019.

Noninterest Expense

Noninterest expense for the third quarter of 2020 totaled $40.3 million compared to $37.3 million for the second quarter of 2020 and $27.9 million for the third quarter of 2019. The increase over the second quarter of 2020 was primarily attributable to higher compensation expense of $2.5 million and other expense of $0.4 million. The increase in compensation reflected higher commission expense of $1.6 million related to higher mortgage production volume at CCHL and lower realized loan cost (credit offset to salary expense) of $1.0 million related to the high level of SBA PPP loan originations in the second quarter. Higher amortization expense for mortgage servicing rights at CCHL and Core CCBG expenses (debit card losses, activity based costs, and miscellaneous expenses) drove the increase in other expense. The increase in expenses compared to the third quarter of 2019 is solely attributable to the addition of CCHL as CCBG Core Bank expenses declined reflecting lower commission expense attributable to the transfer of residential mortgage operations to CCHL.

For the first nine months of 2020, noninterest expense totaled $108.6 million, an increase of $24.2 million over the same period of 2019 attributable to the addition of expenses at CCHL, including compensation expense of $21.8 million, occupancy expense of $1.8 million, and other expense of $3.1 million. Core CCBG noninterest expense decreased $2.4 million and reflected lower compensation expense of $1.2 million (primarily commissions - attributable to transfer of residential mortgage operations to CCHL), ORE expense of $0.9 million (gain on sale of banking office), and other expense of $1.4 million (pension plan), partially offset by higher occupancy expense of $1.1 million (technology investment and upgrades, premises maintenance, and pandemic related costs).

CCHL’s mortgage banking operations were consolidated on March 1, 2020. The table below reflects the major components of noninterest expense for Core CCBG and CCHL to facilitate better understanding of period over period comparisons.

	Three Months Ended						Nine Months Ended
	Sep 30, 2020		Jun 30, 2020		Sep 30, 2019		Sep 30, 2020		Sep 30, 2019
(Dollars in thousands)	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL	Core CCBG	CCHL
Salaries	$11,603	10,753	$11,596	$8,381	$12,533	$-	$36,687	$21,376	$37,314	$-
Associate Benefits	3,616	192	3,477	204	3,670	-	11,049	446	11,675	-
Total Compensation	15,219	10,945	15,073	8,585	16,203	-	47,736	21,822	48,989	-

Premises	2,356	407	2,247	381	2,305	-	6,854	921	6,506	-
Equipment	2,705	438	2,783	387	2,405	-	7,985	923	7,250	-
Total Occupancy	5,061	845	5,030	768	4,710	-	14,839	1,844	13,756	-

Legal Fees	340	3	477	(65)	361	-	1,285	(61)	1,176	-
Professional Fees	1,000	175	1,126	208	1,042	-	3,182	448	3,116	-
Processing Services	1,529	-	1,447	-	1,605	-	4,533	-	4,534	-
Advertising	537	288	468	331	531	-	1,466	742	1,670	-
Travel and Entertainment	114	90	115	39	282	-	470	205	763	-
Printing and Supplies	198	32	181	31	189	-	566	76	524	-
Telephone	573	110	724	105	664	-	1,873	248	1,952	-
Postage	175	30	172	31	180	-	523	72	514	-
Insurance - Other	434	-	420	-	4	-	1,150	-	803	-
Other Real Estate Owned, Net	248	(29)	102	14	6	-	(449)	(14)	444	-
Miscellaneous	1,782	643	1,367	554	2,096	-	4,726	1,332	6,226	-
Total Other Expense	6,930	1,342	6,599	1,248	6,960	-	19,325	3,048	21,722	-

Total Noninterest Expense	$27,210	$13,132	$26,702	$10,601	$27,873	$-	$81,900	$26,714	$84,467	$-

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $26.2 million for the third quarter of 2020 compared to $23.7 million for the second quarter of 2020 and $16.2 million for the third quarter of 2019. For the first nine months of 2020, compensation expense totaled $69.6 million compared to $49.0 million for the same period of 2019.

Compared to the second quarter of 2020, the increase in consolidated compensation expense was primarily attributable to higher commission expense of $1.6 million related to higher mortgage production volume at CCHL and lower realized loan cost (credit offset to salary expense) of $1.0 million at Core CCBG related to the high level of SBA PPP loan originations in the second quarter. Compared to the third quarter of 2019, lower commission expense drove the decrease at Core CCBG and reflected the transfer of residential mortgage operations to CCHL.

Compared to the nine month period of 2019, the $20.6 million increase in consolidated compensation expense reflected the addition of compensation expense from the integration of the CCHL acquisition. Core CCBG compensation expense declined by $1.2 million attributable to lower commission expense of $1.4 million (transfer of residential mortgage operations to CCHL), higher realized loan cost (credit offset to salary expense) of $0.6 million and lower associate benefit expense of $0.6 million (primarily stock compensation), partially offset by higher cash incentives of $0.6 million, base salaries of $0.3 million, and contractual employment of $0.3 million (tax advisory services for CCHL transaction).

Occupancy. Occupancy expense totaled $5.9 million for the third quarter of 2020 compared to $5.8 million for the second quarter of 2020 and $4.7 million for the third quarter of 2019. For the first nine months of 2020, occupancy expense totaled $16.7 million compared to $13.8 million for the same period of 2019. Compared to both prior year periods, the increase in consolidated occupancy expense was primarily attributable to the addition of occupancy expense from the integration of the CCHL acquisition. Higher occupancy expense at Core CCBG also contributed to the increase, but to a lesser extent, and reflected increases in FF&E depreciation and maintenance agreements (related to technology investment and upgrades), maintenance for premises, and pandemic related cleaning/supply costs. Pandemic related costs reflected in occupancy expense for 2020 at Core CCBG totaled approximately $0.3 million and will phase out over a period of time as the pandemic subsides.

Other. Other noninterest expense totaled $8.3 million for the third quarter of 2020 compared to $7.8 million for the second quarter of 2020 and $7.0 million for the third quarter of 2019. For the first nine months of 2020, other noninterest expense totaled $22.4 million compared to $21.7 million for the same period of 2019. Compared to the second quarter of 2020, the $0.4 million increase was driven by higher amortization expense for mortgage servicing rights at CCHL and higher debit card losses at Core CCBG. The $1.3 million increase over the third quarter of 2019 was attributable to the addition of expenses at CCHL. Compared to the nine month period of 2019, the $0.7 million increase reflected the addition of $3.0 million in expenses at CCHL partially offset by a $2.4 million decrease in other expenses at Core CCBG. Lower ORE expense of $0.9 million (primarily due to a $1.0 million gain from the sale of a banking office) and a $1.4 million reduction in expense for our pension plan drove the decrease in other expenses at Core CCBG.

Our operating efficiency ratio (expressed as noninterest expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 67.01% for the third quarter of 2020 compared to 66.90% for the second quarter of 2020 and 69.27% for the third quarter of 2019. For the first nine months of 2020, this ratio was 69.04% compared to 72.37% for the same period of 2019. The improvement in this metric was primarily attributable to higher noninterest income driven by our strategic alliance with CCHL.

Income Taxes

We realized income tax expense of $3.2 million (effective rate of 17%) for the third quarter of 2020 compared to $2.9 million (effective rate of 18%) for the second quarter of 2020 and $3.0 million (effective rate of 26%) for the third quarter of 2019. For the first nine months of 2020, we realized income tax expense of $7.4 million (effective rate of 18%) compared to $7.4 million (effective rate of 25%) for the same period of 2019. The decrease in our effective tax rate in 2020 reflected the impact of converting CCHL to a partnership for tax purposes in the second quarter of 2020. Absent discrete items, we expect our annual effective tax rate to approximate 18%-19% for the remainder of 2020.

FINANCIAL CONDITION

Average earning assets were $3.224 billion for the third quarter of 2020, an increase of $207.1 million, or 6.9%, over the second quarter of 2020, and an increase of $529.1 million, or 19.6%, over the fourth quarter of 2019. The increase over both prior periods was primarily driven by higher deposit balances which funded growth in the loan portfolio and overnight funds sold. Deposit balances increased as a result of strong core deposit growth, in addition to funding retained at the bank from SBA PPP loans, and various other stimulus programs. The impact of pandemic related stimulus programs on our balance sheet in the third quarter of 2020 is discussed below under Loans and Deposits.

Investment Securities

In the third quarter of 2020, our average investment portfolio decreased $49.1 million, or 8.1%, from the second quarter of 2020 and decreased $62.1 million, or 10.0%, from the fourth quarter of 2019. Securities in our investment portfolio represented 17.3% of our average earning assets for the third quarter of 2020 compared to 20.1% for the second quarter of 2020, and 23.0% for the fourth quarter of 2019. For the remainder of 2020, we will continue to monitor the interest rate environment for opportunities to purchase additional investment securities where appropriate.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”). During the third quarter of 2020, we purchased securities under the AFS designation. At September 30, 2020, $328.3 million, or 61.8%, of our investment portfolio was classified as AFS, and $202.6 million, or 38.2%, classified as HTM. The average maturity of our total portfolio at September 30, 2020 was 2.22 years compared to 2.24 years and 2.11 years at June 30, 2020 and December 31, 2019, respectively.

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

At September 30, 2020 there were 30 positions (all SBA securities) with unrealized losses at September 30, 2020 totaling $0.1 million (all AFS). SBA securities carry the full faith and credit guarantee of the US Government, and are 0% risk-weighted assets for regulatory purposes. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par. Further, we believe the long history of no credit losses on these securities indicates that the expectation of nonpayment of the amortized cost basis is zero, even if the U.S. government were to technically default.

Loans

Average loans held for investment (“HFI”) increased $22.2 million, or 1.1%, over the second quarter of 2020 and $171.1 million, or 9.3%, over the fourth quarter of 2019. We have originated SBA PPP loans totaling $190 million (reflected in the commercial loan category) which averaged and ended the third quarter at $190 million. SBA PPP loans averaged $134 million in the second quarter of 2020. Period-end HFI loans decreased $24.0, or 1.2%, from the second quarter of 2020 and increased $162.2 million, or 8.8%, over the fourth quarter of 2019. The decline in the core loan portfolio (excluding SBA PPP loans) has been driven by residential real estate loan run-off reflective of the lower rate environment and refinancing activity as well as lower utilization of commercial lines of credit reflective of the economic slowdown.

To date, our borrowers have submitted a nominal level of SBA PPP forgiveness applications, but these applications are expected to accelerate over the next six months. Amortized SBA PPP loan fees totaled approximately $0.6 million for the third quarter of 2020 and $0.4 million for the second quarter of 2020. At September 30, 2020, we had approximately $4.0 million (net) in deferred SBA PPP loan fees.

Without compromising our credit standards, changing our underwriting standards, or taking on inordinate interest rate risk, we continue to closely monitor our markets and make minor rate adjustments as necessary.

Credit Quality

Nonperforming assets (nonaccrual loans and OREO) totaled $6.7 million at September 30, 2020, a $1.3 million decrease from June 30, 2020, and a $1.3 million increase over December 31, 2019. Nonaccrual loans totaled $5.5 million (0.28% of HFI loans) at September 30, 2020 compared to $7.0 million (0.34% of HFI loans) at June 30, 2020 and $4.5 million (0.27% of HFI loans) at December 31, 2019. The balance of OREO totaled $1.2 million at September 30, 2020, an increase of $0.2 million over June 30, 2020 and a $0.3 million increase over December 31, 2019.

(Dollars in Thousands)	September 30, 2020	June 30, 2020	December 31, 2019
Nonaccruing Loans:
Commercial, Financial and Agricultural	$330	$548	$446
Real Estate - Construction	283	146	-
Real Estate - Commercial Mortgage	1,365	2,580	1,434
Real Estate - Residential	2,815	2,400	1,392
Real Estate - Home Equity	592	1,010	797
Consumer	120	282	403
Total Nonaccruing Loans (“NALs”)(1)	$5,505	$6,966	$4,472
Other Real Estate Owned	1,227	1,059	953
Total Nonperforming Assets (“NPAs”)	$6,732	$8,025	$5,425

Past Due Loans 30 – 89 Days	$3,191	$2,948	$4,871
Performing Troubled Debt Restructurings	14,693	15,133	16,888

Nonaccruing Loans/Loans HFI	0.28%	0.34%	0.24%
Nonperforming Assets/Total Assets	0.19	0.23	0.18
Nonperforming Assets/Loans HFI Plus OREO	0.34	0.4	0.29
Allowance/Nonaccruing Loans	420.30	322.37	310.99

(1)Nonaccrual TDRs totaling $0.6 million, $0.9 million, and $0.7 million are included in NALs for September 30, 2020, June 30, 2020 and December 31, 2019, respectively.

COVID-19 Exposure

We continue to analyze our loan portfolio for segments that have been affected by the stressed economic and business conditions caused by the pandemic. Certain at-risk segments total 8% of our loan balances at September 30, 2020, including hotel (3%), restaurant (1%), retail and shopping centers (3%), and other (1%). The other segment includes churches, non-profits, education, and recreational. To assist our clients, in mid-March of 2020, we began allowing short term 60 to 90 day loan extensions for affected borrowers. A roll-forward of loan extension activity is provided in the table below. Approximately 83% of the $325 million in loans extended were for commercial borrowers and 17% for consumer borrowers. Approximately $285 million, or 88% of the loan balances associated with these borrowers have resumed making regularly scheduled payments. Of the $40 million that remains on extension, approximately $2 million was classified at September 30, 2020 and $26 million is related to six hotel loans which were not classified, but continue to be monitored closely.

			% Loans Extended
At October 2, 2020 (Dollars in thousands)	# Loans	Loan Amount	# Loans	$ Loans
Loans Extended	2,333	$325,014
Loans Resuming Payments	(2,129)	(284,548)	91%	88%
Loans Still on Extension	204	$40,466	9%	12%
Loans Still on Extension / Loans HFI (excluding SBA PPP)		2.2%

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance for credit losses is adjusted by a credit loss provision which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Expected credit loss inherent in non-cancellable off-balance sheet credit exposures is provided through the credit loss provision, but recorded as a separate liability included in other liabilities.

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

At September 30, 2020, the allowance for credit losses totaled $23.1 million compared to $22.5 million at June 30, 2020 and $13.9 million at December 31, 2019. At September 30, 2020, the allowance represented 1.16% of outstanding loans held for investment (HFI) and provided coverage of 420% of nonperforming loans compared to 1.11% and 322%, respectively, at June 30, 2020 and 0.75% and 311%, respectively, at December 31, 2019. At September 30, 2020, excluding SBA PPP loans (100% government guaranteed), the allowance represented 1.28% of loans held for investment.

The adoption of ASC 326 (“CECL”) on January 1, 2020 had an impact of $4.0 million ($3.3 million increase in the allowance for credit losses and $0.7 million increase in the allowance for unfunded loan commitments (other liability account)). The $6.4 million build (provision of $8.3 million less net charge-offs of $1.9 million) in the allowance for credit losses for the first nine months of 2020 reflected a higher forecasted rate of unemployment due to stressed economic conditions related the COVID-19 pandemic.

Deposits

Average total deposits were $2.971 billion for the third quarter of 2020, an increase of $187.8 million, or 6.8%, over the second quarter of 2020, and an increase of $446.3 million, or 17.7%, over the fourth quarter of 2019. Period end deposit balances grew $54.4 million and $364.0 million over the second quarter of 2020 and fourth quarter of 2019, respectively, indicating strong growth in core deposit balances. The estimated deposit inflows related to the two pandemic related stimulus programs that occurred primarily during the second quarter were $179 million (SBA PPP) and $64 million (Economic Impact Payment stimulus checks). Given these large increases, the potential exists for our deposit levels to be volatile over the coming quarters due to the uncertain timing of the outflows of the stimulus related deposits and the economic recovery. It is anticipated that current liquidity levels will remain robust due to our strong overnight funds sold position.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Percentage Change (12-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-15.0%	-12.5%	-10.0%	-7.5%	-7.5%
September 30, 2020	30.4%	22.4%	14.5%	6.9%	-2.5%
June 30,2020	22.2%	16.2%	10.3%	4.9%	-2.1%

Percentage Change (24-month shock)	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-17.5%	-15.0%	-12.5%	-10.0%	-10.0%
September 30, 2020	42.5%	29.0%	15.9%	3.4%	-11.8%
June 30,2020	38.9%	26.9%	15.0%	3.7%	-10.1%

The Net Interest Income at Risk position indicates that in the short-term, all rising rate environments will positively impact the net interest margin of the Company, while a declining rate environment of 100bp will have a negative impact on the net interest margin. Compared to the prior quarter-end, the 12-month and 24-month periods of Net Interest Income at Risk positions became more favorable in the rising rate scenarios, and were slightly less favorable in the falling rate scenario. The primary driver for the negative impact quarter-over-quarter in the falling rate scenario was due to higher levels of nonmaturity deposits, and our limited ability to lower these rates relative to the decline in market rates. The favorable comparisons in the rising rate environment were primarily due to our growth in overnight funds as a result of growth in our nonmaturity deposits and runoff from the investment portfolio.

All measures of Net Interest Income at Risk are within our prescribed policy limits over the next 12-months. Over the 24-month period, we are out of compliance in the down 100bp scenario, due to our limited ability to lower our deposit rates relative to the decline in market rate and the additional 12 months for the lower rates to migrate through the earning asset portfolios.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit	-30.0%	-25.0%	-20.0%	-15.0%	-15.0%
September 30, 2020	113.3%	90.2%	64.0%	34.8%	-60.9%
June 30,2020	106.1%	84.8%	60.4%	32.9%	-63.0%

(1) Down 200, 300, and 400 bp scenarios have been excluded due to the low interest rate environment.

At September 30, 2020, the economic value of equity results are favorable in all rising rate environments and are within prescribed tolerance levels. In the down 100 bp scenario, the projected change in EVE is outside of the desired parameters. Given the current interest rate environment and the historically high levels of liquidity, management is monitoring the EVE analysis in light of the current economic environment, but has chosen not to institute immediate balance sheet changes to address the down 100 bp scenario.

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

At September 30, 2020, we had the ability to generate $1.253 billion in additional liquidity through all of our available resources (this excludes $626 million in overnight funds sold). In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. We conduct a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to ALCO, our Market Risk Oversight Committee, Risk Oversight Committee and the Board of Directors. At September 30, 2020, we believe the liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio was approximately 2.22 years at September 30, 2020, and the available for sale portfolio had a net unrealized pre-tax gain of $4.4 million.

Our average overnight funds position (defined deposits with banks plus Fed funds sold less Fed funds purchased) was $567.9 million during the third quarter of 2020 compared to an average net overnight funds sold position of $351.5 million in the second quarter of 2020 and $228.1 million in the fourth quarter of 2019. The increase compared to both prior periods was driven by deposit inflows related to pandemic related stimulus programs and growth in our core deposits (see Deposits).

We expect our capital expenditures will be approximately $7.0 million over the next 12 months, which will primarily consist of office remodeling, office equipment/furniture, and technology purchases. Management expects that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2020, short term borrowings totaled $90.9 million compared to $64.0 million at June 30, 2020 and $6.4 million at December 31, 2019. The increase over both prior periods was attributable to higher residential mortgage warehouse borrowings at CCHL. Additional detail on these borrowings is provided in Note 4 – Mortgage Banking Activities in the Consolidated Financial Statements.

At September 30, 2020, fixed rate credit advances from the FHLB totaled $4.3 million in outstanding debt consisting of eight notes. During the first nine months of 2020, the Bank made FHLB advance payments totaling approximately $1.0 million, which included an advance of $0.3 million that matured. No advances paid off early, and we did not obtain any new FHLB advances during this period. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

During the second quarter of 2020 we entered into a derivative cash flow hedge of our interest rate risk related to our subordinated debt. The notional amount of the derivative is $30 million ($10 million of the CCBG Capital Trust I borrowing and $20 million of the CCBG Capital Trust II borrowing). The interest rate swap agreement requires CCBG to pay fixed and receive variable (Libor plus spread) and has an average all-in fixed rate of 2.50% for 10 years. Additional detail on the interest rate swap agreement is provided in Note 5 – Derivatives in the Consolidated Financial Statements.

CAPITAL

Our capital ratios are presented below. At September 30, 2020, our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

(Dollars in Thousands)	September 30, 2020	June 30, 2020	December 31, 2019
Shareowner's Equity	$339,425	$335,057	$327,016
Leverage Ratio	9.64%	10.12%	11.25%
Tier 1 Capital Ratio	16.77	16.59	17.16
Total Risk Based Capital Ratio	17.88	17.60	17.90
Common Equity Tier 1 Capital Ratio	14.20	14.01	14.47
Tangible Common Equity Ratio(1)	7.16%	7.21%	8.06%

(1) Non-GAAP financial measure. See non-GAAP reconciliation on page 37.

Shareowners’ equity was $339.4 million at September 30, 2020 compared to $335.1 million at June 30, 2020 and $327.0 million at December 31, 2019. For the first nine months of 2020, shareowners’ equity was positively impacted by net income of $23.8 million, a $2.4 million increase in the unrealized gain on investment securities, net adjustments totaling $0.9 million related to transactions under our stock compensation plans, and stock compensation accretion of $0.6 million. Shareowners’ equity was reduced by common stock dividends of $7.1 million ($0.42 per share), a $3.1 million (net of tax) adjustment to retained earnings for the adoption of CECL, reclassification of $3.1 million to temporary equity to increase the redemption value of the non-controlling interest in CCHL, and share repurchases of $2.0 million (99,952 shares).

At September 30, 2020, our common stock had a book value of $20.20 per diluted share compared to $19.92 at June 30, 2020 and $19.40 at December 31, 2019. Book value is impacted by the net after-tax unrealized gains and losses on AFS investment securities. At September 30, 2020, the net gain was $3.3 million compared to a $3.9 million net gain at June 30, 2020 and a $0.9 million net gain at December 31, 2019. Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715. At September 30, 2020, the net pension liability reflected in other comprehensive loss was $29.0 million compared to $29.0 million at December 31, 2019 and $26.8 million at September 30, 2019. This liability is re-measured annually on December 31st based on an actuarial calculation of our pension liability. Significant assumptions used in calculating the liability are discussed in our 2019 Form 10-K “Critical Accounting Policies” and include the weighted average discount rate used to measure the present value of the pension liability, the weighted average expected long-term rate of return on pension plan assets, and the assumed rate of annual compensation increases, all of which will vary when re-measured. The discount rate assumption used to calculate the pension liability is subject to long-term corporate bond rates at December 31st. The estimated impact to the pension liability based on a 25-basis point increase or decrease in long-term corporate bond rates used to discount the pension obligation would decrease or increase the pension liability by approximately $5.9 million (after-tax) using the balances from the December 31, 2019 measurement date.

In January 2019, our Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock through February 2024, which replaced our prior repurchase program that was set to expire in February 2019. Repurchases may be made in the open market or in privately negotiated transactions; however, we are not obligated to repurchase any specified number of shares. During the first nine months of 2020, we repurchased a total of 99,952 shares (23,000 shares in the third quarter) at an average price of $20.39 per share under the plan. For 2019, we purchased a total of 77,000 shares at an average price of $23.40.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2020, we had $704.3 million in commitments to extend credit and $6.9 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Certain agreements provide that the commitments are unconditionally cancellable by the bank and for those agreements no allowance for credit losses has been recorded. We have recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included in other liabilities on the consolidated statements of financial condition and totaled $1.5 million at September 30, 2020.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020			2019
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans HFI and HFS, Net(1)(2)	$2,097,700	$23,698	4.50%	$1,837,548	$24,113	5.21%	$2,013,243	$71,175	4.73%	$1,813,964	$70,705	5.21%
Taxable Securities(2)	553,395	2,401	1.73	607,363	3,249	2.13	594,654	8,104	1.82	613,382	9,936	2.16
Tax-Exempt Securities	4,860	32	2.66	18,041	73	1.63	5,338	94	2.34	29,237	347	1.59
Funds Sold	567,883	146	0.10	207,129	1,142	2.19	385,245	991	0.34	241,323	4,242	2.35
Total Earning Assets	3,223,838	26,277	3.25%	2,670,081	28,577	4.25%	2,998,480	80,364	3.58%	2,697,906	85,230	4.22%
Cash & Due From Banks	69,893			50,981			66,512			52,210
Allowance For Credit Losses	(22,948)			(14,863)			(19,672)			(14,576)
Other Assets	268,549			253,111			257,993			253,152
TOTAL ASSETS	$3,539,332			$2,959,310			$3,303,313			$2,988,692

Liabilities:
NOW Accounts	$826,776	$61	0.03%	$749,678	$1,235	0.65%	$808,389	$864	0.14%	$821,819	$4,613	0.75%
Money Market Accounts	247,185	32	0.05	238,565	264	0.44	227,331	189	0.11	238,664	775	0.43
Savings Accounts	438,762	54	0.05	372,593	46	0.05	409,230	150	0.05	369,726	136	0.05
Other Time Deposits	104,522	43	0.16	111,447	51	0.18	104,925	144	0.18	115,215	159	0.18
Total Interest Bearing Deposits	1,617,245	190	0.05	1,472,283	1,596	0.43	1,549,875	1,347	0.12	1,545,424	5,683	0.49
Short-Term Borrowings	74,557	498	2.66	8,697	27	1.24	60,335	1,051	2.33	9,890	93	1.27
Subordinated Notes Payable	52,887	316	2.34	52,887	558	4.13	52,887	1,161	2.89	52,887	1,762	4.39
Other Long-Term Borrowings	5,453	40	2.91	7,158	63	3.47	5,842	131	3.00	7,619	201	3.52
Total Interest Bearing Liabilities	1,750,142	1,044	0.24%	1,541,025	2,244	0.58%	1,668,939	3,690	0.30%	1,615,820	7,739	0.64%
Noninterest Bearing Deposits	1,354,032			1,023,472			1,220,002			996,290
Other Liabilities	83,192			74,540			71,661			62,823
TOTAL LIABILITIES	3,187,366			2,639,037			2,960,602			2,674,933
Temporary Equity	11,893			-			7,534			-

TOTAL SHAREOWNERS’ EQUITY	340,073			320,273			335,177			313,759

TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY	$3,539,332			$2,959,310			$3,303,313			$2,988,692

Interest Rate Spread			3.01%			3.67%			3.29%			3.58%
Net Interest Income		$25,233			$26,333			$76,674			$77,491
Net Interest Margin(3)			3.12%			3.92%			3.42%			3.84%

(1)Average Balances include nonaccrual loans.
(2)Interest income includes the effects of taxable equivalent adjustments using a 21% Federal tax rate.
(3)Taxable equivalent net interest income divided by average earning assets.

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

Item 4.CONTROLS AND PROCEDURES

At September 30, 2020, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). During the quarter ended on September 30, 2020, other than the above, there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total number of	Maximum Number of
	Total number	Average	shares purchased as	shares that may yet be
	of shares	price paid	part of our share	purchased under our share
Period	purchased	per share	repurchase program(1)	repurchase program

July 1, 2020 to
July 31, 2020	-	-	-	596,048

August 1, 2020 to
August 31, 2020	23,000	20.42	23,000	573,048

September 1, 2020 to
September 30, 2020	-	-	-	573,048

Total	23,000	$20.42	23,000	573,048

(1)

This balance represents the number of shares that were repurchased during the third quarter of 2020 through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on January 31, 2019 for a five-year period, under which we were originally authorized to repurchase up to 750,000 shares of our common stock. The Program is flexible and shares are acquired from the public markets and other sources using free cash flow. No shares are repurchased outside of the Program.

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

Date: November 3, 2020