Form 10-K
period 2020-12-31
CAPITAL CITY BANK GROUP INC
filed 2021-03-01
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

DC

20549

___________________________________

FORM
10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Capital City Bank Group, Inc.
(Exact name of Registrant as specified in its charter)

Florida
0-13358
59-2273542
(State of Incorporation) (Commission File Number) (IRS Employer Identification No.)
217 North Monroe Street
,
Tallahassee
,
Florida
32301
(Address of principal executive offices) (Zip Code)
(
850
)
402-7821
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Trading Symbol(s)

Name of Each Exchange on Which Registered
Common Stock, $0.01 par value

CCBG

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

See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging
growth company” in Rule 12b-2 of the Exchange Act
Large accelerated filer
☐

Accelerated filer
☒

Non-accelerated filer
☐

Smaller reporting company
☐

Emerging growth company
☐

If an emerging

growth company, indicate

by check mark

if the registrant has

elected not to use

the extended transition period

for complying with
any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate

by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter,

was approximately $
277,245,803

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

Class Outstanding at February 25, 2021
Common Stock, $0.01 par value per share
16,840,267

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 27, 2021, are incorporated by reference in Part III.

CAPITAL CITY BANK

GROUP,

INC.

ANNUAL REPORT FOR 2020

ON FORM 10-K

TABLE OF CONTENTS

PART

I

PAGE

Item 1.

Business
4
Item 1A.

Risk Factors
20
Item 1B.

Unresolved Staff Comments
28
Item 2.

Properties
28
Item 3.

Legal Proceedings
28
Item 4.

Mine Safety Disclosure

28

PART

II

Item 5.

Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of
Equity Securities
29
Item 6.

Selected Financial Data
31
Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations
33
Item 7A.

Quantitative and Qualitative Disclosure About Market Risk
61
Item 8.

Financial Statements and Supplementary Data
62
Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
117
Item 9A.

Controls and Procedures
117
Item 9B.

Other Information
117

PART

III

Item 10.

Directors, Executive Officers, and Corporate Governance
119
Item 11.

Executive Compensation
119
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
119
Item 13.

Certain Relationships and Related Transactions, and Director Independence
119
Item 14.

Principal Accountant Fees and Services
119

PART

IV

Item 15.

Exhibits and Financial Statement Schedules
120
Item 16.

Form 10-K Summary
121
Signatures
122

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

In addition to those risks discussed in this Annual Report

under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward

-looking statements, include, without limitation:

●

the magnitude and duration of the ongoing COVID-19 pandemic

and its impact on the global and local economies and
financial market conditions and our business, results of operations and financial condition, including the impact of our
participation in government programs related to COVID-19;
●

our ability to successfully manage credit risk, interest rate risk,

liquidity risk, and other risks inherent to our industry;
●

legislative or regulatory changes;
●

changes in monetary and fiscal policies of the U.S. Government

;
●

inflation, interest rate, market and monetary fluctuations;
●

the effects of security breaches and com

puter viruses that may affect our computer systems or

fraud related to debit card
products;
●

the accuracy of our financial statement estimates and assumptions,

including the estimates used for our loan loss reserve,
deferred tax asset valuation and pension plan;
●

changes in accounting principles, policies, practices or

guidelines;
●

the frequency and magnitude of foreclosure of our loans;
●

the effects of our lack of a diversified loan portfolio,

including the risks of geographic and industry concentrations;
●

the strength of the United States economy in general and the strength of the local economies in which we conduct
operations;

●

our ability to declare and pay dividends, the payment of which is subject to our capital requirements;
●

changes in the securities and real estate markets;
●

structural changes in the markets for origination, sale and servicing of residential mortgages;
●

uncertainty in the pricing of residential mortgage loans that we sell, as well as competition for the mortgage servicing
rights related to these loans and related interest rate risk or price risk resulting from retaining mortgage servicing

rights
and the potential effects of higher interest rates

on our loan origination volumes
●

the effect of corporate restructuring, acquisitions

or dispositions, including the actual restructuring and

other related
charges and the failure to achieve the expected

gains, revenue growth or expense savings from such corporate restructuring, acquisitions or dispositions;
●

the effects of natural disasters, harsh weather

conditions (including hurricanes), widespread health emergencies,

military
conflict, terrorism, civil unrest or other geopolitical events;
●

our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each
jurisdiction where we operate;
●

the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
●

increased competition and its effect on pricing;
●

technological changes;
●

negative publicity and the impact on our reputation;
●

changes in consumer spending and saving habits;
●

growth and profitability of our noninterest income;
●

the limited trading activity of our common stock;
●

the concentration of ownership of our common stock;
●

anti-takeover provisions under federal and state law as well as our

Articles of Incorporation and our Bylaws;
●

other risks described from time to time in our filings with

the Securities and Exchange Commission; and
●

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
this report, the terms “Company,”

“we,” “us,” or “our” mean CCBG and all subsidiaries included in our consolidated financial
statements.
We provide

traditional deposit and credit services, mortgage banking, asset management,

trust, merchant services, bank cards,
data processing, and securities brokerage services through

57 banking offices in Florida, Georgia, and

Alabama operated by CCB.

Through Capital City Home Loans, LLC, a Georgia

limited liability company (“CCHL”), we have 29 additional offices for our
mortgage banking business in the Southeast.

The majority of the revenue from Core CCBG (excludes CCHL),

approximately
88%, is derived from our Florida market areas while approximately

11%

and 1% of the revenue is derived from our Georgia

and
other market areas, respectively.

Approximately 61% of the revenue from CCHL is derived from

our Georgia market areas while
approximately 32% and 7% is derived from our Florida

and other market areas, respectively.
Below is a summary of our financial condition and results of operations for the past three years, which we believe is a sufficient
period for understanding our general business development.

Our financial condition and results of operations are more

fully
discussed in our Management’s

Discussion and Analysis on page 33 and our consolidated

financial statements on page 67.

Dollars in millions
Year

Ended
December 31,

Assets Deposits
Shareowners’
Equity Revenue
(1)
Net Income
2020
$3,798.1

$3,217.6

$320.8

$217.4

$31.6

2019
$3,089.0

$2,645.5

$327.0

$165.9

$30.8

2018
$2,959.2

$2,531.9

$302.6

$151.0

$26.2

(1)
Revenue represents interest income plus noninterest income

Dividends and management fees received from the

Bank are CCBG’s primary source

of income. Dividend payments by the Bank
to CCBG depend on the capitalization, earnings and

projected growth of the Bank, and are limited by various regulatory restrictions, including compliance with a minimum Common

Equity Tier 1 Capital conservation buffer.

See the section entitled
“Regulatory Considerations”

in this
Item 1

and Note 17 in the Notes to Consolidated Financial Statements for

a discussion of the
restrictions.

Item 6 contains other financial and statistical information

about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital

stock of CCB, our wholly owned banking subsidiary,

which accounted for nearly 100% of
consolidated assets and net income attributable to CCBG at December

31, 2020.

In addition to our banking subsidiary,

CCB has
two primary subsidiaries, which are wholly owned, Capital

City Trust Company and Capital City Investments,

Inc.

We also
maintain a 51% membership interest in a consolidated

subsidiary, CCHL, which we

acquired on March 1, 2020.

Refer to Note 1
– Significant Accounting Policies/Business Combination

in our Consolidated Financial Statements for additional information on
this strategic alliance.

The nature of these subsidiaries is provided below.

Operating Segment

We have one

reportable segment with three principal services: Banking Services (CCB), Trust and Asset Management Services
(Capital City Trust Company), and

Brokerage Services (Capital City Investments, Inc.).

Revenues from each of these principal
services for the year ended 2020 totaled approximately

94.7%, 2.7%, and 2.41% of our total revenue, respectively.

In 2019 and
2018, Banking Services (CCB) revenue was approximately

95.3% and 95.6% of our total revenue for each respective

year.

Capital City Bank

CCB is a Florida-chartered full-service bank engaged

in the commercial and retail banking business. Significant services offered
by CCB include:

●

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

●

Commercial Real Estate Lending

– We provide

a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers,

and community development. Credit products are available
to purchase land and build structures for business use and

for investors who are developing residential or commercial
property.

●

Residential Real Estate Lending

– We provide

products through our strategic alliance with CCHL and its existing network of locations to help meet the home financing

needs of consumers, including conventional permanent and
construction/ permanent (fixed, adjustable, or variable rate)

financing arrangements, and FHA/VA

/GNMA loan products.

We offer

both fixed and adjustable

rate residential mortgage (ARM) loans.

We offer

these products through our existing
network of CCHL locations.

We do not

originate subprime residential real estate loans.

●

Retail Credit

– We provide

a full-range of loan products to meet the needs of consumers,

including personal loans,
automobile loans, boat/RV

loans, home equity loans, and through a marketing alliance with ELAN,

we offer credit card
programs.

●

Institutional Banking –
We provide

banking services to meet the needs of state and local governments,

public schools
and colleges, charities, membership and not-for-profit

associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of

credit, and term loans.

●

Retail Banking
– We provide

a full-range of consumer banking services, including checking accounts, savings programs,
interactive/automated teller machines (ITMs/ATMs),

debit/credit cards, night deposit services, safe deposit facilities, online banking, and mobile banking.

Capital City Trust Company

Capital City Trust Company,

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
exceeded $985.6 million at December 31, 2020

with total assets under administration exceeding $999.5 million.

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

Lending Activities
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

Residential Real Estate Loans

We originate

1-4 family, owner-occupied

residential real estate loans at CCHL for sale in the secondary market.

A vast majority
of residential loan originations are fixed-rate loans

which are sold in the secondary market on a non-recourse basis.

We will
frequently sell loans and retain the servicing rights.

Note 4 – Mortgage Banking Activities in the Notes to Our Consolidated
Financial Statements provides additional information

on our servicing portfolio.

CCB also maintains a portfolio of residential loans held

for investment and will periodically purchase newly originated

1-4
family secured adjustable rate loans from CCHL for

that portfolio.

Residential loans held for investment are generally
underwritten in accordance with secondary market

guidelines in effect at the time of origination, including

loan-to-value, or LTV,
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

As of December 31, 2020,

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

the
debt.

The CARES Act permitted banks to suspend

requirements under GAAP for loan

modifications to borrowers affected by COVID-
19 that would otherwise be characterized

as Troubled Debt Restructurings

and suspend any determination related

thereto if (i) the
loan modification was made between March

1, 2020 and the earlier of December

31, 2020 or 60 days after the end of

the COVID-
19 emergency declaration, and (ii) the applicable

loan was not more than 30 days past

due as of December 31, 2019.

The federal
banking agencies also issued guidance

to encourage banks to make loan

modifications for borrowers affected

by COVID-19 and to
assure banks that they would not

be criticized by examiners for

doing so.

We applied this guidance to qualifying loan
modifications.

Expansion of Business

See MD&A (Business Overview) for disclosures regarding

the expansion of our Business.

Competition

We operate

in a highly competitive environment, especially with respect to services and pricing, that has undergone significant
changes since the recent financial crisis. Since January

1, 2009, over 500 financial institutions have failed in the

U.S., including
85 in Georgia and 70 in Florida. Nearly all

of the failed banks were community banks. The assets and deposits of many of these
failed community banks were acquired mostly by larger

financial institutions. The banking industry has also experienced significant consolidation through mergers and

acquisition, which we expect will continue during 2021. However,

we believe that
the larger financial institutions acquiring banks

in our market areas are less familiar with the markets in

which we operate and
typically target a different client base.

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

where our main office is located.

Our Leon County deposits totaled $1.232 billion, or 38% of

our consolidated
deposits at December 31, 2020.

The table below depicts our market share percentage within

each county,

based on commercial bank deposits within the county.
Market Share as of June 30,
(1)
County 2020 2019 2018
Florida

Alachua
4.5% 4.5% 4.7%

Bay
0.0% N/A N/A

Bradford
30.6% 40.2% 41.9%

Citrus
3.6% 3.4% 3.4%

Clay
2.0% 2.1% 2.1%

Dixie
18.7% 19.4% 20.8%

Gadsden
80.8% 81.6% 79.6%

Gilchrist
38.7% 39.7% 46.3%

Gulf
12.8% 12.6% 14.8%

Hernando
3.5% 2.9% 2.5%

Jefferson
23.0% 21.9% 19.7%

Leon
13.3% 13.1% 12.8%

Levy
24.2% 25.0% 26.8%

Madison
14.0% 13.7% 13.6%

Putnam
20.7% 20.8% 22.0%

St. Johns
0.6% 0.6% 0.8%

Suwannee
7.1% 6.7% 7.4%

Taylor
72.4% 23.0% 23.5%

Wakulla
8.3% 9.3% 8.9%

Washington
11.0% 13.1% 12.0%
Georgia

Bibb
3.2% 2.7% 2.9%

Grady
14.0% 13.0% 14.2%

Laurens
8.4% 8.3% 8.6%

Troup
6.5% 6.3% 5.5%
Alabama

Chambers
9.6% 8.7% 9.2%
(1)
Obtained from the FDIC Summary of Deposits Report for the year indicated.

Seasonality

We believe our

commercial banking operations are not generally seasonal in

nature; however, public deposits tend

to increase
with tax collections in the fourth and first quarters of

each year and decline as a result of governmental spending

thereafter.

Human Capital

We are dedicated

to creating personal relationships with our customers and

implementing solutions that are right for them. Our
associates (our employees) are critical to achieving this mission,

and it is crucial that we continue to attract and retain experienced associates. As part of these efforts, we strive

to offer a competitive compensation and benefits program,

foster a community
where everyone feels included and empowered to do to

their best work, and give associates the opportunity to

give back to their
communities and make a social impact.

At February 9, 2021, we had approximately 773 associates,

which included approximately 727 full-time associates and
approximately 46 part-time associates.

None of our associates are represented by a labor

union or covered by a collective
bargaining agreement.

At February 9, 2021, approximately 74% of our current

workforce was female while 26% was male, and
the average tenure of our associates was approximately 11

years.

Compensation and Benefits Program
. Our compensation program is designed to attract and reward talented individuals who
possess the skills necessary to support our business objectives,

assist in the achievement of our strategic goals and create

long-
term value for our shareowners. We

provide our associates with compensation packages

that include base salary, annual

incentive
bonuses, and equity awards tied to the value of our stock

price. We believe

that a compensation program with both short-term and
long-term awards provides fair and competitive

compensation and aligns associate and shareowner interests,

including by
incentivizing business and individual performance (pay

for performance), motivating based on long-term company

performance
and integrating compensation with our business plans. In

addition to cash and equity compensation, we also offer

associates
benefits such as life and health (medical, dental &

vision) insurance, paid time off, paid parental leave,

a 401(k) plan, and a
pension plan.

Diversity and Inclusion
. We believe that

an equitable and inclusive environment with diverse teams produces more creative
solutions, results in better services and is crucial to our

efforts to attract and retain key talent. We

strive to promote inclusion
through our corporate values of integrity,

advocacy, partnership, relationships,

community, and exceptional

service. We are
focused on building an inclusive culture through

a variety of diversity and inclusion initiatives, including related to internal
promotions and hiring practices. Our associate resource groups also help to build an inclusive culture through company

events,
participation in our recruitment efforts,

and input into our hiring strategies.

Community Involvement
. We aim to give

back to the communities where we live and work, and

believe that this commitment
helps in our efforts to attract and retain associates.

Community involvement is a hallmark for our organization,

and it comes
naturally to our associates. We

encourage our associates to volunteer their hours with

service organizations and philanthropic
groups in the communities we serve.

Health and Safety
. The success of our business is fundamentally connected

to the well-being of our people. Accordingly,

we are
committed to the health, safety and wellness of our associates.

We provide

our associates and their families with access to a
variety of flexible and convenient health and welfare

programs, including benefits that support their physical and mental health by
providing tools and resources to help them improve

or maintain their health status; and that offer choice

where possible so they
can customize their benefits to meet their needs and the

needs of their families. In response to the COVID-19 pandemic,

we
implemented significant operating environment

changes that we determined were in the best interest of our associates,

as well as
the communities in which we operate, and which comply

with government regulations. This includes having the majority of our
associates work from home, while implementing additional

safety measures for associates continuing critical on-site work.

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

The Gramm-
Leach-Bliley Act, the Bank Holding Company Act, or BHC Act,

and other federal laws subject financial holding companies to particular restrictions on the types of activities in which

they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions

for violations of laws and regulations.

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
may not exist.

Further, on January 30, 2020, the

Federal Reserve finalized a rule that simplifies and increases the transparency of
its rules for determining when one company controls another

company for purposes of the BHC Act.

The rule became effective
September 30, 2020. The rule has and will likely continue

to have a meaningful impact on control determinations related to
investments in banks and bank holding companies and

investments by bank holding companies in nonbank companies.

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

In determining whether to
approve a proposed bank acquisition, federal bank

regulators will consider, among other factors,

the effect of the acquisition on
competition, the public benefits expected to be received

from the acquisition, the projected capital ratios and levels on a post-
acquisition basis, and the companies’ records of addressing

the credit needs of the communities they serve, including

the needs of
low and moderate income neighborhoods, consistent with

the safe and sound operation of the bank, under the Community
Reinvestment Act of 1977.

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

Prohibitions Against Tying Arrangements

Banks are subject to the prohibitions of 12 U.S.C. Section

1972 on certain tying arrangements.

We are prohibited,

subject to
some exceptions, from extending credit to or offering

any other service, or fixing or varying the consideration for such extension
of credit or service, on the condition that the customer

obtain some additional service from the institution or its affiliates or not
obtain services of a competitor of the institution.

Capital; Dividends; Source of Strength

The Federal Reserve imposes certain capital requirements

on financial holding companies under the BHC Act, including

a
minimum leverage ratio and a minimum ratio

of “qualifying” capital to risk-weighted assets. These requirements are described
below under “Capital Regulations.” Subject to its capita

l

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

If an institution fails to comply with any of the standards set forth in
the guidelines, the financial institution’s

primary federal regulator may require the institution to

submit a plan for achieving and
maintaining compliance. If a financial institution fails to

submit an acceptable compliance plan, or fails in any mater

ial respect to
implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required

to issue an order
directing the institution to cure the deficiency.

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

Institutions Code, the board of directors of state-chartered banks,

after
charging off bad debts, depreciation and

other worthless assets, if any,

and making provisions for reasonably anticipated future
losses on loans and other assets, may quarterly,

semi-annually or annually declare a dividend of up to the aggregate net profits of
that period combined with the bank’s

retained net profits for the preceding two years and, with the approval of the Florida Office
of Financial Regulation and Federal Reserve, declare

a dividend from retained net profits which accrued prior to the preceding
two years. Before declaring such dividends, 20% of the

net profits for the preceding period as is covered by the

dividend must be
transferred to the surplus fund of the bank until this fund

becomes equal to the amount of the bank’s

common stock then issued
and outstanding. A state-chartered bank may not

declare any dividend if (i) its net income (loss) from the

current year combined
with the retained net income (loss) for the preceding

two years aggregates a loss or (ii) the payment of such

dividend would cause
the capital account of the bank to fall below the minimum amount required by law, regulation

,

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

Insurance of Accounts and Other Assessments

Deposits at U.S. domiciled banks are insured by the FDIC, subject to limits and conditions of applicable laws and regulations.
Our deposit accounts are insured by the Deposit Insurance

Fund, or DIF,

generally up to a maximum of $250,000 per separately
insured depositor. In order

to fund the DIF, all

insured depository institutions are required to pay quarterly assessments to the
FDIC that are based on an institutions assignment to one

of four risk categories based on supervisory evaluations,

regulatory
capital levels and certain other factors.

The FDIC has the discretion to adjust an institution’s

risk rating and may terminate its
insurance of deposits upon a finding that the institution

engaged or is engaging in unsafe and unsound practices, is in an unsafe or
unsound condition to continue operations, or violated

any applicable law, regulation,

rule, order or condition imposed by the
FDIC or written agreement entered into with the FDIC. The

FDIC may also prohibit any FDIC-insured institution from

engaging
in any activity it determines to pose a serious risk to

the DIF.

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

Act assessment.

Capital Regulations

The federal banking regulators have adopted risk-based,

capital adequacy guidelines for financial holding companies

and their
subsidiary banks based on the Basel III standards. Under

these guidelines, assets and off-balance sheet items are assigned to
specific risk categories each with designated risk weightings. The new risk-based capital guidelines are designed to make
regulatory capital requirements more sensitive to diffe

rences in risk profiles among banks and bank holding companies,

to
account for off-balance sheet exposure, to minimize

disincentives for holding liquid assets, and to achieve

greater consistency in
evaluating the capital adequacy of major banks throughout

the world. The resulting capital ratios represent capital as a percentage
of total risk-weighted assets and off-balance

sheet items. Final rules implementing the capital adequacy guidelines became
effective, with various phase-in periods, on

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

Short-term commercial
letters of credit are converted at 20% and certain short

-term unconditionally cancelable commitments have a 0% factor.

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

1 Capital to Risk-Weighted

Assets of 4.5%. The rules also create a
Common Equity Tier 1 Capital conservation

buffer of 2.5% of risk-weighted assets. This buffer

is added to each of the three risk-
based capital ratios to determine whether an institution

has established the buffer.

The rules raise the minimum ratio of Tier 1
Capital to Risk-Weighted

Assets from 4% to 6% and include a minimum leverage

ratio of 4% for all banking organizations. If a
financial institution’s capital

conservation buffer falls below 2.5% (e.g., if the institution’s

Common Equity Tier 1 Capital to
Risk-Weighted Assets

is less than 7.0%) then capital distributions and discretionary payments will be limited or prohibited based
on the size of the institution’s

buffer. The

types of payments subject to this limitation include dividends, share buybacks,
discretionary payments on Tier 1 instruments,

and discretionary bonus payments.

The capital regulations may also impact

the treatment of accumulated other comprehensive income,

or AOCI, for regulatory
capital purposes. Under the recently implemented rules,

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

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain

capital
regulations to account for changes to credit loss accounting under accounting principles generally accepted in the

United States
("GAAP").

The 2019 CECL Rule included a transition option that

allows banking organizations to phase in, over

a three-year
period, the day-one adverse effects of adopting

the new accounting standard related to the measurement of current expected credit
losses (“CECL”) on their regulatory capital ratios (three-year transition option).

In March 2020, the federal bank regulatory
agencies issued an interim final rule that maintains

the three-year transition option of the 2019 CECL Rule and also provides
banking organizations that were required under

GAAP to implement CECL before the end of 2020 the option

to delay for two
years an estimate of the effect of CECL on regulatory

capital, relative to the incurred loss methodology’s

effect on regulatory
capital, followed by a three-year transition period (five-year transition option). We

adopted CECL on January 1, 2020 and have
elected to utilize the three-year transition option.

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
concentration risk.

At December 31, 2020, CCB’s ratio

of construction, land development and other land loans to

total risk-based capital was 65%,
its ratio of total commercial real estate loans to total risk-based capital was 196% and, therefore, CCB was under the 100% and
300% thresholds, respectively,

set forth in clauses (iii) and (iv) above.

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

of the
Federal Deposit Insurance Act which: (i) restrict payment

of capital distributions and management fees; (ii) require that the
appropriate federal banking agency monitor the condition

of the institution and its efforts to restore its capital; (iii)

require
submission of a capital restoration plan; (iv) restrict the

growth of the institution’s assets; and

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

In 2019, the federal banking regulators published final

rules implementing a simplified measure of capital adequacy for certain
banking organizations that have less than $10

billion in total consolidated assets. Under the final rules,

which went into effect on
January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total
consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet

exposures
of 25% or less of total consolidated assets and trading

assets plus trading liabilities of 5% or less of total consolidated assets, are
deemed “qualifying community banking organizations”

and are eligible to opt into the “community bank leverage

ratio
framework.” A qualifying community banking organizati

on that elects to use the community bank leverage ratio framework

and
that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and

leverage
capital requirements under the Basel III capital rules and,

if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed above. The

final rules
include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet

any
of the qualifying criteria, including the greater-than-9%

leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization

maintains

a leverage capital ratio greater than 8%. A banking organization that
fails to maintain a leverage capital ratio greater than 8%

is not permitted to use the grace period and must comply with the
generally applicable requirements under the Basel III capital rules and file the appropriate regulatory reports.

Pursuant to the Coronavirus Aid, Relief, and Economic

Security Act, or CARES Act, the federal banking agencies authorities adopted a final rule, effective November

9, 2020, that (i) reduced the minimum community bank leverage ratio to be deemed
“well capitalized” from 9% to 8% through calendar year 2020,

(ii) set the ratio at 8.5% for calendar year 2021, (iii) sets the ratio back at 9% for 2022 and thereafter,

and (ii) gave community banks two-quarter grace period to

satisfy the ratio if the ratio falls
out of compliance by no more than 1%. We

have not elected to comply with the community bank leverage

ratio framework and
will remain subject to the Basel III capital requirements.

At December 31, 2020, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to
capital adequacy to be classified as “well capitalized” and

are unaware of any material violation or alleged violation of these
regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings
performance, or a combination of these factors, could

change our capital position in a relatively short period of

time, making
additional capital infusions necessary.

Our capital ratios can be found in Note 17 to the Notes to our

Consolidated Financial
Statements.

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

●

internal policies, procedures and controls designed

to implement and maintain the savings association’s

compliance with
all of the requirements of the USA PATRIOT

Act, the BSA and related laws and regulations;
●

systems and procedures for monitoring and reporting of suspicious transactions and activities;
●

a designated compliance officer;
●

employee training;
●

an independent audit function to test the anti-money laundering program;
●

procedures to verify the identity of each client upon the

opening of accounts; and
●

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

CIP-related
government lists of known or suspected terrorists. In 2018,

the U.S. Treasury’s

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

Privacy

A variety of federal and state privacy laws govern the collection,

safeguarding, sharing and use of customer information, and
require that financial institutions have policies regarding information privacy and security. The

Gramm-Leach-Bliley Act and
related regulations require banks and their affiliated

companies to adopt and disclose privacy policies, including

policies
regarding the sharing of personal information with

third-parties. Some state laws also protect the privacy of information of state
residents and require adequate security of such data,

and certain state laws may, in

some circumstances, require us to notify
affected individuals of security breaches

of computer databases that contain their personal information.

These laws may also
require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

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

Also, in, 2015, the new TILA-
RESPA Integrated

Disclosure, or TRID, rules for mortgage closings took

effect for new loan applications. The new TRID rules
were further amended in 2017. These new rules, including

the new required loan forms, generally increased the time

it takes to
approve mortgage loans.

Future Legislative Developments

Various

bills are from time to time introduced in Congress and the

Florida legislature. This legislation may change banking and tax statutes and the environment in which our banking

subsidiary and we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that

potential legislation, if enacted, or implementing regulations with respect thereto, would
have upon our financial condition or results of operations

or that of our banking subsidiary.

COVID-19 and the Coronavirus Aid, Relief, and

Economic Security Act

In response to the COVID-19 pandemic,

the CARES Act was signed into law

on March 27, 2020 to provide national

emergency
economic relief measures. Many of the

CARES Act’s programs are dependent upon the direct

involvement of U.S. financial
institutions, such as the Company

and the Bank, and have been implemented

through rules and guidance adopted

by federal
departments and agencies, including

the U.S. Department of Treasury,

the Federal Reserve and other federal

banking agencies,
including those with direct supervisory

jurisdiction over the Company and

the Bank. Furthermore, as the on-going

COVID-19
pandemic evolves, federal regulatory

authorities continue to issue additional

guidance with respect to the implementation,

lifecycle,
and eligibility requirements for

the various CARES Act programs as well

as industry-specific recovery

procedures for COVID-19.
In addition, it is likely that

Congress will enact supplementary

COVID-19 response legislation,

including amendments to the
CARES Act or new bills comparable

in scope to the CARES Act. The Company

continues to assess the impact

of the CARES Act
and other statues, regulations and

supervisory guidance related to

the COVID-19 pandemic.

Paycheck Protection Program
. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create

a
guaranteed, unsecured loan program, the

PPP, to fund operational costs of eligible businesses, organizations and self-employed
persons during COVID-19. In June 2020,

the Paycheck Protection Program

Flexibility Act was enacted, which

among other things,
gave borrowers additional time and

flexibility to use PPP loan proceeds.

On June 5, 2020, the Paycheck Protection

Program
Flexibility Act (the “Flexibility

Act”) was signed into law, and made significant changes

to the PPP to provide additional relief

for
small businesses. The Flexibility

Act increased flexibility for small

businesses that have been unable to

rehire employees due to
lack of employee availability, or have been unable to

operate as normal due to COVID-19

related restrictions, extended the

period
that businesses have to use PPP

funds to qualify for loan forgiveness

to 24 weeks, up from 8 weeks under

the original rules, and
relaxed the requirements that loan

recipients must adhere to in order

to qualify for loan forgiveness. In

addition, the Flexibility Act
extended the payment deferral period

for PPP loans until the date when

the amount of loan forgiveness is

determined and remitted
to the lender.

For PPP recipients who do not apply

for forgiveness, the loan deferral

period is 10 months after the applicable
forgiveness period ends. On July 4,

2020, Congress enacted a new law

to extend the deadline for applying

for a PPP loan to August
8, 2020. The program was re-opened

on January 11, 2021 with updated guidance outlining

program changes to enhance its
effectiveness and accessibility. This round of the PPP will

serve new borrowers, as well

as allow certain existing PPP

borrowers to
apply for a second draw PPP Loan

and make a request to modify their

first draw PPP loan. As a participating

lender in the PPP, the
Bank continues to monitor legislative,

regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrower
s. The CARES Act permitted banks

to suspend
requirements under GAAP for loan modifications

to borrowers affected by COVID-19 that would

otherwise be characterized as
TDRs and suspend any determination related

thereto if (i) the loan modification

was made between March 1, 2020

and the earlier
of December 31, 2020 or 60 days

after the end of the COVID-19 emergency

declaration, and (ii) the applicable

loan was not more
than 30 days past due as of December

31, 2019. The federal banking agencies

also issued guidance to encourage

banks to make
loan modifications for borrowers

affected by COVID-19 and to assure banks

that they would not be criticized

by examiners for
doing so. We applied this guidance to qualifying loan modifications.

Main Street Lending Program.

The CARES Act encouraged the Federal

Reserve, in coordination with

the Secretary of the
Treasury, to establish or implement various programs to help midsize businesses, nonprofits,

and municipalities. On April 9, 2020,
the Federal Reserve proposed the creation

of the Main Street Lending Program

(“MSLP”) to implement certain of these
recommendations. The MSLP supports lending

to small and medium-sized businesses

that were in sound financial condition

before
the onset of the COVID-19 pandemic. The

MSLP operates through five facilities:

the Main Street New Loan Facility, the Main
Street Priority Loan Facility, the Main Street Expanded

Loan Facility, the Nonprofit Organization New Loan Facility, and the
Nonprofit Organization Expanded Loan Facility. The Bank continues to monitor developments related thereto.

C
urrent Expected Credit Loss Accounting

Standard

In 2016, the Financial Accounting Standards Board, or

FASB, issued a new current

expected credit loss rule, or CECL, which
required

banks to record, at the time of origination, credit losses expected throughout the life of loans held for investment and
held-to-maturity securities, compared to the current practice of recording

losses when it is probable that a loss event has occurred.
The update also amended the accounting for credit

losses on available-for-sale debt securities and financial

assets purchased with
credit deterioration.

We adopted this accounting

standard effective January 1, 2020.

See Note 1 – Significant Accounting
Policies/Adoption of New Accounting Standard for additional

information on this standard and its impact on our financial statements.

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
2019.

The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to
June 30, 2023, and to cease publishing other LIBOR settings on

December 31, 2021.

The U.S. federal banking agencies have
issued guidance strongly encouraging banking organizations

to cease using U.S. dollar LIBOR as a reference rate

in new
contracts as soon as practicable and in any event by December

31, 2021.

It is not possible to know whether LIBOR will continue
to be viewed as an acceptable market benchmark, what

rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives

may have on the financial markets for LIBOR-linked financial instruments.

We are working

to ensure that our technology systems are prepared for the

transition, our loan documents that reference LIBOR-
based rates have been appropriately amended to reference

other methods of interest rate determination, and internal and external
stakeholders are apprised of the transition.

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

The
information on our website is not incorporated by referenc

e

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

Macroeconomic Risks

The impact of the COVID-19 pandemic on our customers, associates and business operations has had, and will likely
continue to have, a significant adverse effect

on our business, results of operations and financial condition.

The COVID-19 pandemic created a global public

-health crisis that resulted in challenging economic conditions for households
and businesses.

The economic impact of the COVID-19 pandemic impacted

a broad range of industries.

There is increasing
concern about the longer lasting impact on local business resulting from the COVID-19 pandemic.

The Federal Reserve returned to a zero-interest rate policy

in March 2020 and the U.S. government enacted several fiscal stimulus measures to counteract the economic disruption caused

by the COVID-19 pandemic and provide economic

assistance to
businesses and households. The dramatic lowering of

market interest rates in a short period of time had an adverse effect on the
Company's asset yields.

The majority of the fiscal assistance provided

by the federal government to businesses and households
tapered off by December 31, 2020, which could

adversely impact the ability of borrowers to repay their loans. The

Company's
financial performance is dependent upon the ability of

borrowers to repay their loans.

The COVID-19 pandemic resulted in changes to our business operations during the current year and could continue to result in
changes to operations in future periods.

Depending on the severity and length of the COVID-19 pandemic, which is impossible to
predict, we could experience significant disruptions in our

business operations if key personnel or a significant number of employees were to become unavailable due to the effects

of, and restrictions resulting from, the COVID-19 pandemic,

as well as
decreased demand for our products and services.

There is pervasive uncertainty surrounding the future

economic conditions that will emerge in the months and

years following the
start of the COVID-19 pandemic.

As a result, management is confronted with a significant degree of uncertainty in estimating the
impact of the pandemic on credit quality,

revenues and asset values.

Asset quality may deteriorate and the amount of our
allowance for loan losses may not be sufficient

for future loan losses we may experience.

This could require us to increase our
reserves and recognize more expense in future periods.

The changes in market rates of interest and the impact

that has on our
ability to price our products may reduce our net interest income in the future or negatively impact the demand for our products.

There is some risk that operational costs could further increase as we maintain existing facilities in accordance with health
guidelines as well as have associates continue to work

remotely.

The extent to which the COVID-19 pandemic impacts our

business, results of operations and financial condition, as well as our
regulatory capital and liquidity ratios, will depend on future developments,

which are highly uncertain and cannot be predicted,
including the scope and duration of the COVID-19 pandemic

and actions taken by governmental authorities and other

third
parties in response to the pandemic.

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

Changes in the difference between short

-term and long-term interest rates may also harm our

business. We generally

use short-
term deposits to fund longer-term assets. When

interest rates change, assets and liabilities with shorter terms reprice more quickly
than those with longer terms, which could have

a material adverse effect on our net interest margin.

If market interest rates rise
rapidly, interest rate

adjustment caps may also limit increases in the interest rates on adjustable rate loans, which could further
reduce our net interest income. Additionally,

we believe that due to the recent historical low interest rate environment,

the effects
of the repeal of Regulation Q, which previously had prohibited the payment of interest on demand deposits by member

banks of
the Federal Reserve System, have not been realized. The

increased price competition for deposits that may result upon the return
to a historically normal interest rate environment could

adversely affect net interest margins of community

banks.

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

Interest rates and economic conditions affect

consumer demand for housing and can create volatility in the mortgage industry.

These risk can have a material impact on the volume of mortgage originations and refinancings, adversely affecting

our mortgage
banking revenues and the profitability of our mortgage

banking business.

We may be adversely

affected by changes in the method of determining LIBOR, or

the replacement of LIBOR with an
alternative reference rate.

Our business relies upon loans and other financial instruments that are directly or indirectly dependent on LIBOR to establish
their interest rate and/or value. The administrator of LIBOR has proposed to extend publication of the most commonly

used U.S.
Dollar LIBOR settings to June 30, 2023 and to cease

publishing other LIBOR settings on December 31, 2021.

The U.S. federal
banking agencies have issued guidance strongly encouraging

banking organizations to cease using U.S. dollar

LIBOR as a
reference rate in new contracts as soon as practicable

and in any event by December 31, 2021. We

do not know whether LIBOR
will continue to be viewed as an acceptable market benchmark,

what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views

or alternatives may have on the financial markets for LIBOR-linked financial
instruments. The transition from LIBOR may cause us to

incur increased costs and face additional risks. Uncertainty as to the
nature of alternative reference rates and as to potential

changes in or other reforms to LIBOR may adversely affect

LIBOR rates
and the value of LIBOR-based loans originated prior

to 2021. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently,

which may affect our net interest income, change

our market risk profile and
require changes to our strategies. Any failure to adequately manage this transition could adversely impact our

reputation.

Risks Related to Lending Activities

Our loan portfolio includes loans with a higher risk of

loss which could lead to higher loan losses and nonperforming assets.

We originate

commercial real estate loans, commercial loans, construction loans,

vacant land loans, consumer loans, and
residential mortgage loans primarily within our market

area. Commercial real estate, commercial, construction, vacant land, and
consumer loans may expose a lender to greater credit risk

than traditional fixed-rate fully amortizing loans secured

by single-
family residential real estate because the collateral securin

g

these loans may not be sold as easily as single-family residential real estate. In addition, these loan types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn

in the business cycle. These loans also have historically had greater credit
risk than other loans for the following reasons:

●

Commercial Real Estate Loans
. Repayment is dependent on income being generated

in amounts sufficient to cover
operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over the loan period, but rather have a balloon payment due

at maturity. A borrower’s

ability to make a balloon payment
typically will depend on the borrower’s ability

to either refinance the loan or timely sell the underlying property.

At
December 31, 2020,

commercial mortgage loans comprised approximately 32.3% of

our total loan portfolio.

●

Commercial Loans
. Repayment is generally dependent upon the successful

operation of the borrower’s business. In
addition, the collateral securing the loans may depreciate

over time, be difficult to appraise, be illiquid,

or fluctuate in
value based on the success of the business. At December

31, 2020, commercial loans comprised approximately 19.6% of
our total loan portfolio.

●

Construction Loans
. The risk of loss is largely dependent

on our initial estimate of whether the property’s

value at
completion equals or exceeds the cost of property construction and the availability of take-out financing. During the
construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual
construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure

full
repayment when completed through a permanent

loan, sale of the property,

or by seizure of collateral.

At December 31,
2020 construction loans comprised approximately 6.8% of

our total loan portfolio.

●

Vacant

Land Loans
. Because vacant or unimproved land is generally

held by the borrower for investment purposes or
future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower
than a loan the borrower may have on their primary

residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy.

At December 31, 2020,

vacant land loans comprised
approximately 2.7% of our total loan portfolio.

●

HELOCs
. Our open-ended home equity loans have an interest-only

draw period followed by a five-year repayment
period of 0.75% of the principal balance monthly and a

balloon payment at maturity.

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

At December 31, 2020 HELOCs comprised approximately

10.2%

of our total loan portfolio.

●

Consumer Loans
. Consumer loans (such as automobile loans and

personal lines of credit) are collateralized, if at all,
with assets that may not provide an adequate source of

payment of the loan due to depreciation, damage, or

loss. At
December 31, 2020,

consumer loans comprised approximately 13.5%

of our total loan portfolio, with indirect auto loans
making up a majority of this portfolio at approximately

90.4% of the total balance.

The increased risks associated with these types of

loans result in a correspondingly higher probability of

default on such loans (as
compared to fixed-rate fully amortizing single-family

real estate loans). Loan defaults would likely increase our loan losses and
nonperforming assets and could adversely affect

our allowance for loan losses and our results of operations

.

Our loan portfolio is heavily concentrated in mortgage

loans secured by properties in Florida and Georgia

which causes
our risk of loss to be higher than if we had a more

geographically diversified portfolio.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in
Florida and Georgia.

At December 31, 2020, approximately 67%

of our loans included real estate as a primary,

secondary, or
tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in

the event of
default by the borrower; however,

the value of the collateral may decline during the time the credit is extended. If we are required
to liquidate the collateral securing a loan during

a period of reduced real estate values to satisfy the debt, our earnings and capital
could be adversely affected.

Additionally, at

December 31, 2020, substantially all of our loans secured by real estate are secured by commercial and residential
properties located in Northern Florida and Middle Georgia.

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
financial results.

Due to the lack of diversified industry within the markets

served by CCB and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically,

due to the
nature of our markets, a significant portion of the portfolio has historically been secured with real estate. At December

31, 2020,
approximately 32%

and 28% of our $2.006 billion loan portfolio was secured by commercial real estate and residential real estate,
respectively. As of

this same date, approximately 7% was secured by property under construction.

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

we
would sustain loan losses.

An inadequate allowance for credit losses would

reduce our earnings.

We are exposed

to the risk that our clients may be unable to repay their loans according to their terms and that any collateral
securing the payment of their loans may not be sufficient

to assure full repayment. This could result in credit losses that are inherent in the lending business. We

evaluate the collectability of our loan portfolio

and provide an allowance for credit losses
that we believe is adequate based upon such factors as:

●

the risk characteristics of various classifications of loans;
●

previous loan loss experience;
●

specific loans that have loss potential;
●

delinquency trends;
●

estimated fair market value of the collateral;
●

current and future economic conditions; and
●

geographic and industry loan concentrations.

At December 31, 2020, our allowance for credit losses was $23.8 million, which represented approximately 1.19%

of our total
loans held for investment.

We had $5.9

million in nonaccruing loans at December 31, 2020.

The allowance is based on
management’s reasonable

estimate and may not prove sufficient to cover future

loan losses.

Although management uses the best
information available to make determinations with respect

to the allowance for credit losses, future adjustments may be necessary
if economic conditions differ substantially from

the assumptions used or adverse developments arise with respect to our nonperforming or performing loans.

In addition, regulatory agencies, as an integral part of their examination process, periodically
review our estimated losses on loans.

Our regulators may require us to recognize additional losses based on their judgments about
information available to them at the time of their examination.

Accordingly, the allowance

for credit losses may not be adequate
to cover all future loan losses and significant increases to the allowance may be required in the future if, for

example, economic
conditions worsen.

A material increase in our allowance for credit losses would adversely impact our net income and capital in
future periods, while having the effect

of overstating our current period earnings.

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
negative effect on our liquidity.

In particular, a majority of our liabilities

during 2020 were checking accounts and other liquid
deposits, which are generally payable on demand

or upon short notice. By comparison, a substantial majority

of our assets were
loans, which cannot generally be called or sold in the

same time frame. Although we have historically been able to replace maturing deposits and advances as necessary,

we might not be able to replace such funds in the future,

especially if a large
number of our depositors seek to withdraw their accounts

at the same time, regardless of the reason. Our access to funding sources in amounts adequate to finance our activities on

terms that are acceptable to us could be impaired by factors that affect us
specifically or the financial services industry or economy

in general. Factors that could negatively impact our access

to liquidity
sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans

are
concentrated, adverse regulatory action against us, or

our inability to attract and retain deposits. Our ability to borrow could also
be impaired by factors that are not specific to us, such

as a disruption in the financial markets or negative views and expectations
about the prospects for the financial services industry.

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
but not limited to:

●

general or local economic conditions;
●

environmental cleanup liability;
●

neighborhood values;
●

interest rates;
●

real estate tax rates;
●

operating expenses of the mortgaged properties;
●

supply of and demand for rental units or properties;
●

ability to obtain and maintain adequate occupancy of the

properties;
●

zoning laws;
●

governmental rules, regulations and fiscal policies; and
●

acts of God.

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

Cybersecurity and Technology

Risks

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
and cause losses.

We collect and

store sensitive data, including our proprietary business information and that of our clients, and personally
identifiable information of our clients and employees, in

our
information technology systems .
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

The potential for debit and credit card fraud against us or

our clients and our third-party service providers is a serious issue. Debit
and credit card fraud is pervasive and the risks of

cybercrime are complex and continue to evolve. In view

of the recent high-
profile retail data breaches involving client personal and

financial information, the potential impact on us and any exposure to
consumer losses and the cost of technology investments

to improve security could cause losses to us or our clients,

damage to our
brand, and an increase in our costs.

Investment Risks

The fair value of our investments could decline which would cause a reduction in shareowners’ equity.

A large portion of our investment securities portfolio

at December 31, 2020 has been designated as available-for-sale pursuant to
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

Regulatory and Legislative Risks
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

– Regulatory Considerations” on page 9.

U.S. federal banking agencies may require

us to increase our regulatory capital,

long-term debt or liquidity requirements,
which could result in the need to issue additional qualifying securities or to take other actions, such as to sell company assets.

We are subject

to U.S. regulatory capital and liquidity rules. These rules,

among other things, establish minimum requirements to
qualify as a well-capitalized institution. If CCB fails to maintain its status as well capitalized under the applicable regulatory capital rules, the Federal Reserve will require us to agree

to bring the bank back to well-capitalized status. For the duration of
such an agreement, the Federal Reserve may impose restrictions on our activities. If we were to fail to enter into or comply with such an agreement, or fail to comply with the terms of

such agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and

desist activities permitted under the Bank Holding Company

Act of 1956.

Capital and liquidity requirements are frequently introduced and amended. It is possible that regulators may increase

regulatory
capital requirements, change how regulatory capital is calculated or increase liquidity requirements.

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

1 Capital, or CET1, to Risk-
Weighted Assets, or

RWA,

of 4.5% and a CET1 conservation buffer

of 2.5% of RWA

(which was fully phased-in in 2019) that
apply to all supervised financial institutions.

The CET1 conservation buffer requirement

requires us to hold additional CET1
capital in excess of the minimum required to meet the CET1 to

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

Further changes to and compliance with the regulatory

capital and liquidity requirements may impact our operations by requiring
us to liquidate assets, increase borrowings, issue additional equity or other securities, cease or alter certain operations, sell company assets or hold highly liquid assets, which may

adversely affect our results of operations. We

may be prohibited from
taking capital actions such as paying or increasing dividends or repurchasing securities.

Changes in accounting standards or assumptions in applying

accounting policies could adversely affect us.

Our accounting policies and methods are fundamental to

how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of

our assets or
liabilities and results of operations and are critical because they require management to make difficult, subjective

and complex
judgments about matters that are inherently uncertain.

If those assumptions, estimates or judgments were incorrectly made, we
could be required to correct and restate prior-period financial statements. Accounting standard-setters and those who

interpret the
accounting standards, the SEC, banking regulators and our

independent registered public accounting firm may also amend or even
reverse their previous interpretations or positions on how

various standards should be applied. These changes may be difficult to
predict and could impact how we prepare and report

our financial statements. In some cases, we could be

required to apply a new
or revised standard retrospectively,

resulting in us revising prior-period financial statements.

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

Bank Secrecy Act/anti-money laundering compliance. Consequently, numerous formal enforcement actions have been instituted

against financial institutions. If CCB’s po

licies, procedures and
systems are deemed deficient or the policies, procedures

and systems of the financial institutions that it has already acquired or
may acquire in the future are deficient, CCB would be subject to liability, including

fines and regulatory actions such as
restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain

aspects of its
business plan, including its acquisition plans.

Structural and Organizational Risks

Our directors, executive officers, and principal

shareowners, if acting together,

have substantial control over all matters
requiring shareowner approval,

including changes of control. Because Mr.

William G. Smith, Jr.

is a principal
shareowner and our Chairman, President,

and Chief Executive Officer and Chairman of CCB, he

has substantial control
over all matters on a day to day basis.

Our directors, executive officers, and principal

shareowners beneficially owned approximately 20.1% of the

outstanding shares of
our common stock at December 31, 2020.

William G. Smith, Jr.,

our Chairman, President and Chief Executive Officer
beneficially owned 17.1% of our shares as of that date.

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
merger, proxy contest or

otherwise. Additionally, although

there is a proposal to declassify our Board of Directors that is to be
voted upon and potentially implemented at our 2021 annual

meeting of shareowners, our Articles of Incorporation

and Bylaws
currently divide our Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. One class is elected each year.

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

●

Supermajority voting requirements to remove a director from office;
●

Provisions regarding the timing and content of shareowner

proposals and nominations;
●

Supermajority voting requirements to amend Articles of Incorporation unless approval is received by a majority of
“disinterested directors”;
●

Absence of cumulative voting; and
●

Inability for shareowners to take action by written consent.

General Risks

Risk of Pandemic.

In recent years the outbreak of a number of diseases including

COVID-19, Avian

Bird Flu, H1N1, and various other "super bugs"
have increased the risk of a pandemic. As seen with the

ongoing COVID-19 pandemic and prior pandemics, global

events like
these could impact interest rates, energy

prices, the value of financial assets and ultimately economic activity in our markets.

The
adverse effect of these events may include narrowing

of the spread between interest income and expense, a

reduction in fee
income, an increase in credit losses, and a decrease in

demand for loans and other products and services.

We may be unable to

pay dividends in the future.

In 2020, our Board of Directors declared four quarterly

cash dividends. Declarations of any future dividends will be contingent on
our ability to earn sufficient profits and

to remain well capitalized, including our ability to hold and generate sufficient capital to
comply with the CET1 conservation buffer

requirement. In addition, due to our contractual obligations with the holders of our
trust preferred securities, if we defer the payment of accrued interest owed to the holders of our trust preferred securities,

we may
not make dividend payments to our shareowners.

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

to. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities. As a result, these non

-bank competitors have advantages over us in providing certain services. The effect of this competition may

reduce or limit our margins or our market share and

may adversely affect our results
of operations and financial condition.

Limited trading activity for shares of our common

stock may contribute to price volatility.

While our common stock is listed and traded on the

Nasdaq Global Select Market, there has historically been limited trading
activity in our common stock.

The average daily trading volume of our common stock

over the 12-month period ending
December 31, 2020 was approximately 35,125 shares. Due

to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of

our common stock.

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
long-term agreement.

At December 31, 2020,

Capital City Bank had 57 banking offices.

Of the 57 locations, we lease the land, buildings, or both

at six
locations and own the land and buildings at the remaining

51.

In addition, CCHL had 29 loan production offices,

all of which
were leased.

Item 3.   Legal Proceedings

We are party

to lawsuits and claims arising out of the normal course of

business. In management’s opinion,

there are no known
pending claims or litigation, the outcome of which

would, individually or in the aggregate, have a material effect on our
consolidated results of operations, financial position, or

cash flows.

Item 4 . Mine Safety Disclosure

Not applicable.

PART

II

Item 5.
Market for the Registrant's Common Equity,

Related Shareowner Matters, and Issuer Purchases of

Equity
Securities

Common Stock Market Prices and Dividends

Our common stock trades on the Nasdaq Global Select

Market under the symbol “CCBG.”

We had a

total of 1,201 shareowners
of record at February 25, 2021.

The following table presents the range of high and low

closing sales prices reported on the Nasdaq Global Select Market and cash
dividends declared for each quarter during the past two

years.

2020 2019
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Common stock price:
High

$ 26.35 $ 21.71 $ 23.99 $ 30.62 $ 30.95 $ 28.00 $ 25.00 $ 25.87
Low

18.14 17.55 16.16 15.61 25.75 23.70 21.57 21.04
Close

24.58 18.79 20.95 20.12 30.50 27.45 24.85 21.78
Cash dividends per share

0.15 0.14 0.14 0.14 0.13 0.13 0.11 0.11

Florida law and Federal regulations impose restrictions on

our ability to pay dividends and limitations on the amount

of dividends
that the Bank can pay annually to us.

See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends”

in the Business
section on page 11 and 12, Item 1A.

“Investment Risks” in the Risk Factors section on page 24,

Item 7. “Liquidity and Capital
Resources – Dividends” – in Management's Discussion and Analysis

of Financial Condition and Operating Results on page

58
and Note 17 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative

total shareowner return on our common stock with the cumulative total
shareholder return of the Nasdaq Composite Index

and the SNL Financial LC $1B-$5B Bank Index for the past five years.

The
graph assumes that $100 was invested on December

31, 2015 in our common stock and each of the above indices,

and that all
dividends were reinvested.

The shareowner return shown below represents past performance and should not be considered
indicative of future performance.

Period Ending
Index 12/31/15 12/31/16 12/31/17 12/31/18 12/31/19 12/31/20
Capital City Bank Group, Inc.

$ 100.00 $ 134.86 $ 152.76 $ 156.54 $ 209.68 $ 173.24
Nasdaq Composite

100.00 108.87 141.13 137.12 187.44 271.64
SNL $1B-$5B Bank Index

100.00 143.87 153.37 134.37 163.35 138.81

Item 6.   Selected Financial Data

(Dollars in Thousands, Except Per Share Data) 2020 2019 2018 2017 2016
Interest Income $ 106,197 $ 112,836 $ 99,395 $ 86,930 $ 81,154
Net Interest Income 101,326 103,343 92,504 82,982 77,965
Provision for Credit Losses 9,645 2,027 2,921 2,215 819
Noninterest Income
(1)
111,165 53,053 51,565 51,746 53,681
Noninterest Expense 149,962 113,609 111,503 109,447 113,213
Income Attributable to Noncontrolling Interests
(2)
(11,078) - - - -
Net Income Attributable to CCBG
(3)
31,576 30,807 26,224 10,863 11,746
Per Common Share:
Basic Net Income $ 1.88 $ 1.84 $ 1.54 $ 0.64 $ 0.69
Diluted Net Income 1.88 1.83 1.54 0.64 0.69
Cash Dividends Declared 0.57 0.48 0.32 0.24 0.17
Diluted Book Value 19.05 19.40 18.00 16.65 16.23
Diluted Tangible Book Value
(4)
13.76 14.37 12.96 11.68 11.23
Performance Ratios:
Return on Average Assets 0.93% 1.03% 0.92% 0.39% 0.43%
Return on Average Equity 9.36 9.72 8.89 3.83 4.22
Net Interest Margin (FTE) 3.30 3.85 3.64 3.37 3.25
Noninterest Income as % of Operating Revenues 52.32 33.92 35.79 38.41 40.78
Efficiency Ratio 70.43 72.40 77.05 80.50 85.34
Asset Quality:
Allowance for Credit Losses ("ACL") $ 23,816 $ 13,905 $ 14,210 $ 13,307 $ 13,431
ACL to Loans Held for Investment ("HFI") 1.19% 0.75% 0.80% 0.80% 0.86%
Nonperforming Assets ("NPAs") 6,679 5,425 9,101 11,100 19,171
NPAs to Total

Assets
0.18 0.18 0.31 0.38 0.67
NPAs to Loans HFI plus OREO 0.33 0.29 0.51 0.67 1.21
ACL to Non-Performing Loans 405.66 310.99 206.79 185.87 157.40
Net Charge-Offs to Average

Loans HFI
0.12 0.13 0.12 0.14 0.09
Capital Ratios:
Tier 1 Capital 16.19% 17.16% 16.36% 16.33% 15.51%
Total Capital 17.30 17.90 17.13 17.10 16.28
Common Equity Tier 1 Capital 13.71 14.47 13.58 13.42 12.61
Tangible Common Equity
(4)
6.25 8.06 7.58 7.09 6.90
Leverage 9.33 11.25 10.89 10.47 10.23
Equity to Assets 8.45 10.59 10.23 9.80 9.67
Dividend Pay-Out 30.32 26.23 20.78 37.50 24.64
Averages for the Year:
Loans Held for Investment $ 1,957,576 $ 1,811,738 $ 1,711,635 $ 1,610,127 $ 1,530,260
Earning Assets 3,083,675 2,697,098 2,561,884 2,502,231 2,432,392
Total Assets 3,391,071 2,987,056 2,857,148 2,816,096 2,752,309
Deposits 2,844,347 2,537,489 2,422,973 2,371,871 2,282,785
Shareowners’ Equity 337,313 317,072 294,864 283,404 278,335
Year-End

Balances:
Loans Held for Investment $ 2,006,427 $ 1,835,929 $ 1,774,225 $ 1,653,492 $ 1,561,289
Earning Assets 3,475,904 2,806,913 2,658,539 2,582,922 2,520,053
Total Assets 3,798,071 3,088,953 2,959,183 2,898,794 2,845,197
Deposits 3,217,560 2,645,454 2,531,856 2,469,877 2,412,286
Shareowners’ Equity 320,837 327,016 302,587 284,210 275,168
Other Data:
Basic Average Shares Outstanding 16,784,711 16,769,507 17,029,420 16,951,663 16,988,747
Diluted Average Shares Outstanding 16,821,950 16,827,413 17,072,329 17,012,637 17,061,186
Shareowners of Record
(5)
1,201 1,243 1,312 1,389 1,489
Banking Locations
(5)
57 57 59 59 60
Full-Time Equivalent Associates
(5)(6)
954 796 801 789 820
(1)

Includes $2.5 million gain from sale of trust preferred securities in 2016.
(2)

Acquired 51% membership interest in Brand Mortgage Group, LLC , re-named as Capital City Home Loans, on March 1, 2020 - fully consolidated
(3)

For 2017, includes $4.1 million, or $0.24 per diluted share, income tax expense adjustment related to the Tax

Cuts and Jobs Act of 2017.

For 2018, includes $3.3 million, or $0.19 per diluted share, income tax benefit for

2017 plan year pension contributions made in 2018.
(4)

Diluted tangible book value and tangible common equity ratio are non-GAAP financial measures. For additional information, including a reconciliation

to GAAP, refer

to page 32
(5)

As of February 25th of the following year.
(6)

Reflects 756 full-time equivalent associates at Core CCBG and 198 full-time equivalent associates at CCHL.

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

Non-GAAP Reconciliation - Selected Financial Data
(Dollars in Thousands, except per share data) 2020 2019 2018 2017 2016
Shareowners' Equity (GAAP) $ 320,837 $ 327,016 $ 302,587 $ 284,210 $ 275,168
Less: Goodwill (GAAP) 89,095 84,811 84,811 84,811 84,811
Tangible Shareowners' Equity (non-GAAP) A 231,742 242,205 217,776 199,399 190,357
Total Assets (GAAP) 3,798,071 3,088,953 2,959,183 2,898,794 2,845,197
Less: Goodwill (GAAP) 89,095 84,811 84,811 84,811 84,811
Tangible Assets (non-GAAP) B $ 3,708,976 $ 3,004,142 $ 2,874,372 $ 2,813,983 $ 2,760,386
Tangible Common Equity Ratio (non-GAAP) A/B 6.25% 8.06% 7.58% 7.09% 6.90%
Actual Diluted Shares Outstanding (GAAP)
C 16,844,997 16,855,161 16,808,542 17,071,107 16,949,359
Tangible Book Value

per Diluted Share

(non-GAAP)
A/C 13.76 14.37 12.96 11.68 11.23

Non-GAAP Reconciliation - Quarterly Financial Data
(Dollars in Thousands, except
per share data)
2020 2019
Fourth Third Second First Fourth Third Second First
Shareowners' Equity (GAAP) $ 320,837 $ 339,425 $ 335,057 $ 328,507 $ 327,016 $ 321,562 $ 314,595 $ 308,986
Less: Goodwill (GAAP) 89,095 89,095 89,095 89,275 84,811 84,811 84,811 84,811
Tangible Shareowners' Equity
(non-GAAP)
A
231,742 250,330 245,962 239,232 242,205 236,751 229,784 224,175
Total Assets (GAAP) 3,798,071 3,587,041 3,499,524 3,086,523 3,088,953 2,934,513 3,017,654 3,052,051
Less: Goodwill (GAAP) 89,095 89,095 89,095 89,275 84,811 84,811 84,811 84,811
Tangible Assets (non-GAAP) B $ 3,708,976 $ 3,497,946 $ 3,410,429 $ 2,997,248 $ 3,004,142 $ 2,849,702 $ 2,932,843 $ 2,967,240
Tangible Common Equity
Ratio (non-GAAP)
A/B 6.25% 7.16% 7.21% 7.98% 8.06% 8.31% 7.83% 7.56%
Actual Diluted Shares
Outstanding (GAAP)
C 16,844,997 16,800,563 16,821,743 16,845,462 16,855,161 16,797,241 16,773,449 16,840,496
Tangible Book Value per
Diluted Share (non-GAAP)
A/C 13.76 14.90 14.62 14.20 14.37 14.09 13.70 13.31

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

Quarter, 2020 Financial Results,” and “Accounting

Policies.”

The following
information should provide a better understanding

of the major factors and trends that affect our earnings

performance and
financial condition, and how our performance during

2020 compares with prior years.

Throughout this section, Capital City Bank
Group, Inc., and its subsidiaries, collectively,

are referred to as “CCBG,” “Company,”

“we,” “us,” or “our.”

CAUTION CONCERNING FORWARD

-LOOKING STATEMENTS

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

statements.

Please see the Introductory Note and
Item 1A Risk Factors

of
this Annual Report for a discussion of factors that

could cause our actual results to differ materially from

those in the forward-
looking statements.

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

We offer

a broad array of products and services, including commercial and retail
banking services, trust and asset management, and retail securities brokerage through a total of 57 banking offices

and 86
ATMs/ITMs

located in Florida, Georgia, and Alabama.

Please see the section captioned “About Us” beginning

on page 4 for
more detailed information about our business.

Our profitability,

like most financial institutions, is dependent to a large

extent upon net interest income, which is the difference
between the interest and fees received on interest earning

assets, such as loans and securities, and the interest paid on interest-
bearing liabilities, principally deposits and borrowings.

Results of operations are also affected by the provision

for credit losses,
operating expenses such as salaries and employee benefits,

occupancy and other operating expenses including income taxes,

and
noninterest income such as mortgage banking revenues,

wealth management fees, deposit fees, and bank card fees.

Strategic Review

Operating Philosophy
.

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

Strategic Initiatives
.

In 2020, we celebrated

our 125
th

anniversary and reflected on our past history and what has fostered our
longevity – client relationships, community service,

and our people have allowed us to evolve, change,

and thrive over time.

In
2020, we completed a five year strategic plan “Vision

2020” and initiated a new five year strategic plan “2025 In

Focus” that will
guide us in the areas of client experience, channel optimization,

market expansion, and culture.

As part of 2025 In Focus, we will
aim to take our brand of relationship banking to the

next level, further deepen relationships within our communities,

expand into
new higher growth markets, diversify our revenue

sources, invest in new technology that will support the expansion of client
relationships and scale within our lines of business and

drive higher profitability.

Markets
.

We maintain a

blend of large and small markets in Florida

and Georgia all in close proximity to major interstate
thoroughfares such as Interstates I-10 and I-75.

Our larger markets include Tallahassee

(Leon County, Florida),

Gainesville
(Alachua County,

Florida), Macon (Bibb County,

Georgia),

and Seacoast (Hernando/Pasco/Citrus, Florida).

The larger
employers in these markets are state and local governments,

healthcare providers, educational institutions, and small

businesses,
providing stability and good growth dynamics that have

historically grown in excess of the national average.

We serve an
additional fifteen smaller, less competitive,

rural markets located on the outskirts of and centered between our larger markets
where we are positioned as a market leader.

In 12 of 18 markets in Florida and two of four Georgia

markets, we frequently rank
within the top four banks in terms of deposit market

share.

Furthermore, in the counties in which we operate, we maintain an
8.3%

deposit market share in the Florida counties and 2.4%

in the Georgia counties.

Our markets provide for a strong core
deposit funding base, a key differentiator

and driver of our profitability and franchise value.

Acquisitions/Expansion Focus
.

Prior to 2005, we were an active acquirer of banks which

is reflected in the strong core deposit
franchise we enjoy today.

During the Great Recession, we navigated this historical period in our industry focused on protecting
shareowner value and resolved our problem assets without

raising capital.

We also pivoted to

an intense focus on organic growth
and operational improvements.

While we have not completed a whole bank transaction since 2005,

we have completed a total of
nine whole bank acquisitions and this component

of our strategy is still in place.

The focus of potential acquisition opportunities
(including management lift-outs) will be in Florida, Georgia,

and Alabama with a particular focus on financial institutions located
in markets on the outskirts of larger,

metropolitan areas, including Alachua, Marion, Hernando/Pasco counties in Florida, the
western panhandle of Florida, Bibb and surrounding

counties in central Georgia and the northern arc of

Atlanta, leveraging the
presence of our recent strategic alliance with CCHL.

Our focus on some of these markets may change as we

continue to evaluate
our strategy and the economic conditions and demographics

of any individual market.

We will also continue

to evaluate de novo
banking office expansion opportunities in attractive

new markets where acquisition opportunities are not feasible

,

and expansion
opportunities in asset management, insurance, mortgage

banking, and other financial businesses that are closely aligned with the
business of banking.

Embedded in our acquisition and expansion strategy is our desire to partner with institutions that are
culturally similar, have experienced

management and possess either established market presence

or have potential for improved
profitability through growth, economies of scale, or

expanded services.

Generally, these potential target

institutions will range in
asset size from

$100 million to $600 million.

Recent Acquisition/Expansion Activity
.

In 2020 we began our expansion into the western panhandle

area of Florida by opening a
full-service banking office in Bay County,

Florida and a loan production office in Walton

County with plans to open a full-service
banking office in Walton

County in late 2021.

Further, we will expand our presence and

commitment to our Gainesville market,
opening a third full-service banking office in late

2021 to early 2022.

On March 1, 2020, CCB completed its acquisition of

a 51% membership interest in Brand Mortgage Group, LLC (“Brand”)
which is now operated as a Capital City Home Loans

(“CCHL”) – Refer to Note 1 – Significant Accounting Policies/Business
Combination for additional information on this transaction.

The primary reasons for the strategic alliance with Brand

were to
scale our mortgage banking business, gain access to an expanded residential mortgage product line-up and investor base
(including mandatory delivery channel for loan sales),

to hedge our net interest income business and to generate

other operational
synergies and cost savings.

We realized

significant benefits from this transaction in 2020.

The strategic alliance with CCHL and
its strong presence and leadership within the Northern Arc

area (Gwinnett and Cobb counties) of Atlanta positions us to further
evaluate expansion of our traditional banking services to

this area via de-novo banking office expansion

,

whole bank acquisition,
or the recruitment/hiring of banking teams

in the area as opportunities arise.

EXECUTIVE OVERVIEW

For 2020, we realized net income of $31.6 million,

or $1.88 per diluted share, compared to $30.8 million, or $1.83 per diluted
share for 2019.

The increase in net income for 2020 was attributable

to higher noninterest income of $58.1 million, partially

offset by higher
noninterest expense of $36.4 million, a $7.6 million

increase in the provision for credit losses, lower net interest income of $2.0
million, and higher income taxes of $0.2 million.

For reporting purposes, CCHL is fully consolidated in CCBG’s financial
statements and, for the full year 2020,

net income included an $11.1 million deduction

to record the 49% non-controlling interest
in the earnings of CCHL.

Below are summary highlights that impacted our performance

for the year:

●

Operating revenues (excluding mortgage

fees) held firm as unfavorable asset re-pricing

was offset by SBA PPP loan fees
and higher other fee revenues

●

Loan balances buoyed by SBA PPP

loan originations which totaled $190 million
-

Core loan balances (excluding SBA

PPP) held firm due to stronger loan production

in the fourth quarter

●

Reserve build of $6.6 million (loan HFI provision

of $9.0 million less net charge-offs of $2.4 million)

in response to potential
credit losses related

to the pandemic
-

Allowance coverage ratio (excluding SBA PPP) was 1.30%

at year-end
●

Deposits grew $572 million (period-end)

and $307 million (average) and reflected

stimulus inflows as well as strong core
deposit growth
●

Acquired 51% ownership in Brand

Mortgage, LLC on March 1, 2020 (renamed

CCHL) – contributed $0.52 per share

In 2020,

despite pressure from the economic effects of the

COVID-19 pandemic and a 150 basis point emergency

Federal Open
Market Committee rate reduction in March, our earnings

held firm and came in slightly above 2019.

Our strategic alliance with
CCHL was timely and those earnings provided a hedge

against our net interest income.

Period-end loans grew $170 million, or 9.3%, in 2020 aided

by our involvement in the SBA PPP loan program as we

generated
$190 million in loans ($178 million balance at December

31, 2020) to support our clients during this unprecedented

time.

Core
loan balances held firm despite the stressed economy buoyed

by our relationship with CCHL and the larger

pool of loan purchase
opportunities that strategic alliance provides us.

We also generated

a total of $5.0 million in net SBA PPP loan fees of which $1.8 million was recognized in 2020.

Our deposit balances saw unprecedented growth in

2020 as average balances grew $307 million, or 12% driven

by the stimulus
provided by various government programs throughout

the year as well as core deposit growth as our clients

sought a flight to
safety.

2020 continued our seventh consecutive year of deposit growth which has averaged 4.1% per year.

Noninterest income was very strong in 2020 driven by higher

mortgage banking revenues attributable to the strategic alliance with CCHL, and a very robust mortgage market.

Other fee revenues held firm despite pressure on our deposit fees attributable to
the pandemic.

Wealth management

fees and bank card fees grew 4.5%

and 8.3%, respectively in 2020.

Expenses at our core bank (excluding CCHL) declined

by $3.6 million in 2020,

primarily attributable to lower pension plan
expense.

We continued

our ongoing commitment to expense management as a component

of improving our efficiency ratio and
elevated our commitment in 2020 by allocating dedicated

resources focused on identifying opportunities to reduce

the cost of our
banking office network and occupancy costs.

In 2020, we continued our multi-year investment in ITM/SATM

technology and
enhancements to our electronic banking platform which

greatly benefited our ability to improve service quality

for our clients
during the pandemic.

The pandemic provided significant challenges on the credit

front in 2020.

We supported

our clients, providing short-term loan
extensions for loan balances totaling $333 million, of

which $324 million had returned to normal scheduled payments by year-
end.

Despite the stressed environment for our borrowers, our credit quality metrics remained very stable throughout the year with
minimal defaults and credit losses of 12 basis points of

average loans held for investment (“HFI”).

In response to the great
uncertainty regarding potential loan defaults related to the stressed economy, we built

significant credit loss reserves in response
during 2020,

and continued to carry those reserves through year-end.

Key components of our 2020 financial performance are

summarized below:

Results of Operations

Net Interest Income.

For 2020, tax-equivalent net interest income totaled $101.8

million,

a $2.1 million, or 2.0%, decrease from
2019 driven primarily by lower rates for most of the

year, which negatively impacted

our variable and adjustable rate earning
assets. Partially offsetting this decline was a lower

cost of funds.

Provision and Allowance for Credit

Losses.

For 2020, our provision for credit losses was $9.6

million compared to $2.0 million
for 2019.

The higher provision in 2020 reflected expected potential losses due to deterioration in economic conditions related to
the COVID-19 pandemic.

Net loan losses for 2020 totaled $2.4 million, or 0.12% of average loans held for investment compared
to $2.3 million, or 0.13%, in 2019.

At December 31, 2020, excluding SBA PPP loans (100% government guaranteed),

the
allowance represented 1.30% of loans held for investment.

Noninterest Income and Noninterest

Expense
.

The consolidation of CCHL’s

mortgage banking operations on March 1, 2020
impacted our noninterest income and noninterest expense

comparisons for 2020 versus 2019.

To better understand the

impact, we
provide an analysis of Noninterest Income and Noninterest

Expense for CCBG excluding CCHL (“Core CCBG”) and

CCHL
under those respective headings below (Pages 39 and

41).

CCHL operations contributed $8.7 million, or $0.52 per

diluted share,
to our earnings for 2020 driven by robust mortgage production and efficiencies gained with the strategic alliance

.

At Core CCBG, deposit fees declined $1.7 million

in 2020 primarily due to the impact of government stimulus in the second
quarter related to the COVID-19 pandemic, but increased

for the second half of the year as the economy and consumer

spending
improved.

Strong debit card fee growth

of $1.0 million and a $0.6 million increase in wealth management fees substantially
offset the aforementioned decline in deposit fees.

Core CCBG noninterest expense decreased $3.6 million and

reflected lower
compensation expense of $2.5 million, ORE expense

of $0.4 million, and other expense of $2.2 million, partially offset by higher
occupancy expense of $1.5 million.

Financial Condition

Earning Assets
.

Average earning

assets were $3.391 billion for 2020, an increase of $404.0 million,

or 13.5%, over 2019.

The
increase was primarily driven by higher deposit balances

and reflected strong core deposit growth and funding retained at the
bank from SBA PPP loans and various other government

stimulus programs.

Loans
.

In 2020, average loans HFI totaled $1.993 billion, an increase of $159.4 million, or 8.0% over 2019 and reflected growth
in all loan categories except institutional loans, home

equity loans, and consumer loans.

During 2020, we originated SBA PPP
loans which averaged $128 million in 2020 and totaled

$178 million at December 31, 2020.

SBA PPP loan fees totaled
approximately $1.8 million in 2020.

At December 31, 2020 we had $3.2 million (net) in deferred

SBA PPP loan fees.

Credit Quality
.

Nonaccrual loans totaled $5.9 million (0.29% of HFI loans)

at December 31, 2020 compared to $4.5 million
(0.24% of HFI loans) at December 31, 2019.

Classified loans totaled $17.6 million and $20.8 million at the same respective
periods.

We continue to

closely monitor borrowers and loan portfolio segments impacted by the pandemic.

Of the $333 million
in loans extended in 2020, approximately $9 million was

still on extension at December 31, 2020, none of which were

classified.

Of the $324 million in loans extended in 2020, that have

resumed payments, loan balances totaling $3.5 million

were over 30
days delinquent and an additional $0.4 million was on

nonaccrual status at December 31, 2020.

Deposits
.

Average total

deposits for 2020 were $2.844 billion, an increase of $306.9 million, or 12.1%, over 2019.

We realized
increases in all
deposit types except certificates of deposit, with the largest increases occurring in noninterest bearing and savings
accounts.

The strong deposit growth that
occurred during the year reflected inflows from various government stimulus programs
as well as strong core deposit growth.

Capital
.

At December 31, 2020, we were well-capitalized with a total risk-based capital ratio of 17.30% and a tangible common
equity ratio (a non-GAAP financial measure) of 6.25

%

compared to 17.90% and 8.06%, respectively,

at December 31, 2019.

At
December 31, 2020, all of our regulatory capital ratios

exceeded the threshold to be well-capitalized under the Basel III capital
standards.

Our tangible common equity ratio was unfavorably impacted

at December 31, 2020 by the annual adjustment to the
other comprehensive loss for our pension plan, which

was negatively impacted due to the lower discount rate used to calculate the
present value of the pension obligation.

The lower discount rate reflected the significant decline in long-term interest rates in
2020.

The pension plan, on an actuarial basis, continues to be sufficiently funded in accordance with IRS regulation.

RESULTS

OF OPERATIONS

A condensed earnings summary for the last three

years is presented in Table

1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share

Data)
2020 2019 2018
Interest Income $ 106,197 $ 112,836 $ 99,395
Taxable Equivalent

Adjustments
430 526 654
Total Interest Income

(FTE)
106,627 113,362 100,049
Interest Expense 4,871 9,493 6,891
Net Interest Income (FTE) 101,756 103,869 93,158
Provision for Credit Losses 9,645 2,027 2,921
Taxable Equivalent

Adjustments
430 526 654
Net Interest Income After Provision for Credit Losses 91,681 101,316 89,583
Noninterest Income 111,165 53,053 51,565
Noninterest Expense 149,962 113,609 111,503
Income Before Income Taxes 52,884 40,760 29,645
Income Tax Expense

10,230 9,953 3,421
Pre-Tax Income

Attributable to Noncontrolling Interests
(11,078) - -
Net Income Attributable to Common Shareowners $ 31,576 $ 30,807 $ 26,224
Basic Net Income Per Share $ 1.88 $ 1.84 $ 1.54
Diluted Net Income Per Share $ 1.88 $ 1.83 $ 1.54

Net Interest Income

Net interest income represents our single largest

source of earnings and is equal to interest income and fees

generated by earning
assets, less interest expense paid on interest bearing

liabilities.

We provide

an analysis of our net interest income, including
average yields and rates in Tables

2 and 3 below.

We provide this

information on a "taxable equivalent" basis to reflect the

tax-
exempt status of income earned on certain loans and

investments.

For 2020, our taxable equivalent net interest income

decreased $2.1 million, or 2.0%. This follows an increase of $10.7 million, or
11.5%

in 2019.

The decrease in 2020 was driven primarily by lower rates for most of the year, which negatively impacted our
variable and adjustable rate earning assets.

Partially offsetting this decline was a lower

cost of funds.

The increase in 2019 was
due to generally higher rates which continued to

migrate through the earning asset portfolios.

For 2020, taxable equivalent interest income decreased

$6.7 million, or 5.9%, from 2019.

For 2019, taxable equivalent interest
income increased $13.3 million, or 13.3%, over 2018.

The decline in 2020 was primarily due to lower rates on earning assets.
The increase for 2019 was primarily due to higher

loan balances coupled with higher interest rates.

For 2020, interest expense decreased $4.6 million, or

48.7%, from 2019.

For 2019, interest expense increased $2.6 million, or
37.8%, over 2018.

The decline in 2020 was primarily due to lower rates on our negotiated rate deposits which are tied to an
adjustable rate index, whereas the increase for 2019 primarily reflected increases to our negotiated rate deposits.

Our cost of
funds decreased 19 basis points to 16 basis points in 2020,

and increased eight basis points to 35 basis points in 2019.

The
decrease in 2020 was primarily due to lower interest

rates paid on our negotiated rate products.

The increase in 2019 was
primarily due to higher interest rates paid on our

negotiated rate products due to the average increase in interest rates over the
period.

Our interest rate spread (defined as the taxable-equivalent

yield on average earning assets less the average rate

paid on interest
bearing liabilities) decreased 43 basis points in 2020 and

increased 15 basis points in 2019.

Our net interest margin (defined as
taxable-equivalent interest income less interest expense divided by average earning assets) of 3.30%

in 2020 was a 55 basis point
decrease from 2019.

The net interest margin of 3.85%

in 2019 was a 21 basis point increase over 2018.

The decline in the
interest rate spread and net interest margin

in 2020 was primarily due to lower yielding earning assets due to lower rates, in
addition to strong growth in lower yielding overnight funds.

The increase in the interest rate spread and net interest margin in
2019 was attributable to rising rates and an improving

mix of earning assets driven by loan growth.

The Federal Open Market Committee (FOMC) decreased the

federal funds target rate 150 basis points in March

2020 to a target
rate in the range of 0.00%-0.25%, resulting in lower yields

as our variable and adjustable rate earning assets reprice.

As we
continue to closely monitor and manage our net interest

margin,

we review and implement various loan strategies that align with our overall risk appetite to enhance our performance

on an ongoing basis.

We continue

to maintain relatively short duration
portfolios on both sides of the balance sheet and

believe we are well positioned to respond to changing market conditions.

Table 2
AVERAGE

BALANCES AND INTEREST RATES
2020 2019 2018
(Taxable Equivalent Basis - Dollars
in Thousands)
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
ASSETS
Loans Held for Sale
(1)(2)
$ 81,125 $ 2,895 3.57% $ 10,349 $ 471 4.55%
$

6,713 $ 350 5.21%
Loans Held for Investment
(1)(2)
1,957,576 92,261 4.71 1,811,738 94,191 5.20 1,711,635 84,200 4.92
Taxable Investment Securities 574,199 10,176 1.77 612,541 13,123 2.14 641,120 12,083 1.88
Tax-Exempt Investment Securities
(2)
5,123 124 2.42 24,471 390 1.60 67,037 1,006 1.50
Funds Sold 465,652 1,171 0.25 237,999 5,187 2.18 135,379 2,410 1.78
Total Earning Assets 3,083,675 106,627 3.46% 2,697,098 113,362 4.20% 2,561,884 100,049 3.91%
Cash & Due From Banks 68,386 52,453 51,222
Allowance for Credit Losses (20,690) (14,622) (13,993)
Other Assets 259,700 252,127 258,035
TOTAL ASSETS $ 3,391,071 $ 2,987,056 $ 2,857,148
LIABILITIES
NOW Accounts $ 826,280 $ 930 0.11% $ 805,134 $ 5,502 0.68%
$

781,026 $ 3,152 0.40%
Money Market Accounts 235,931 223 0.09 235,845 946 0.40 251,175 675 0.27
Savings Accounts 423,529 207 0.05 370,430 182 0.05 351,341 172 0.05
Time Deposits 104,393 188 0.18 113,499 210 0.19 131,860 244 0.18
Total Interest Bearing Deposits 1,590,133 1,548 0.10% 1,524,908 6,840 0.45% 1,515,402 4,243 0.29%
Short-Term Borrowings 69,119 1,690 2.44 9,275 109 1.19 10,992 110 0.99
Subordinated Notes Payable 52,887 1,472 2.74 52,887 2,287 4.26 52,887 2,167 4.04
Other Long-Term Borrowings 5,304 161 3.03 7,393 257 3.48 12,387 371 3.00
Total Interest Bearing Liabilities 1,717,443 4,871 0.28% 1,594,463 9,493 0.60% 1,591,668 6,891 0.45%
Noninterest Bearing Deposits 1,254,214 1,012,581 907,571
Other Liabilities 72,400 62,940 63,045
TOTAL LIABILITIES 3,044,057 2,669,984 2,562,284
Temporary Equity 9,701 - -
TOTAL SHAREOWNERS’
EQUITY
337,313 317,072 294,864
TOTAL LIABILITIES,
TEMPORARY EQUITY AND
SHAREOWNERS' EQUITY
$ 3,391,071 $ 2,987,056 $ 2,857,148
Interest Rate Spread 3.18% 3.61% 3.46%
Net Interest Income $ 101,756 $ 103,869 $ 93,158
Net Interest Margin
(3)
3.30% 3.85% 3.64%
(1)

Average balances include net loan fees, discounts and premiums, and nonaccrual loans.

Interest income includes loan fees of $2.6 million for 2020,

$0.9 million for 2019, and $1.0 million for 2018.
(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate.
(3)

Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME

ANALYSIS
(1)
2020 vs. 2019 2019 vs. 2018
(Taxable

Equivalent Basis -
Dollars in Thousands)
Increase (Decrease) Due to Change In Increase (Decrease) Due to Change In
Total

Calendar
(3)

Volume

Rate

Total

Volume

Rate
Earnings Assets:
Loans Held for Sale
(2)
$ 2,452 $ 1 $ 3,222 $ (771) $ 121 $ 190 $ (69)
Loans Held for Investment
(2)
$ (1,958) $ 258 $ 7,773 $ (9,989) $ 9,991 $ 4,914 $ 5,077
Taxable (2,947) 36 (857) (2,126) 1,040 (539) 1,579
Tax-Exempt
(2)
(266) 1 (309) 42 (616) (641) 25
Funds Sold (4,016) 14 4,948 (8,978) 2,777 1,827 950
Total (6,735) 310 14,777 (21,822) 13,313 5,751 7,562
Interest Bearing Liabilities:
NOW Accounts (4,572) 15 130 (4,717) 2,350 97 2,253
Money Market Accounts (723) 3 - (726) 271 (41) 312
Savings Accounts 25 1 24 - 10 10 -
Time Deposits (22) 1 (18) (5) (34) (40) 6
Short-Term

Borrowings
1,581 1 716 864 (1) (19) 18
Subordinated Notes Payable (815) 6 - (821) 120 - 120
Other Long-Term

Borrowings
(96) 1 (73) (24) (114) (150) 36
Total (4,622) 28 779 (5,429) 2,602 (143) 2,745
Changes in Net Interest Income $ (2,113) $ 282 $ 13,998 $ (16,393) $ 10,711 $ 5,894 $ 4,817
(1)

This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in

average volume or changes in average rates for interest

earning assets and interest bearing liabilities.

Changes which are

not solely due to volume changes or solely due to rate changes have been attributed to rate changes.
(2)

Interest income includes the effects of taxable

equivalent adjustments using a 21% tax rate to adjust on tax

-exempt loans

and securities to a taxable equivalent basis.
(3)

Reflects one extra calendar day in 2020.

Provision for Credit Losses

The provision for credit losses for 2020 was $9.6 million

($9.0 million for loans HFI and $0.6 million for unfunded loan commitments) compared to $2.0 million for 2019 and

$2.9 million for 2018.

Prior to 2020,

the provision for unfunded loan
commitments was recorded in other expense.

The higher provision in 2020 reflected expected losses due to deterioration in
economic conditions related to the COVID-19 pandemic

.

We further

discuss the various factors that have impacted our provision expense for 2020 below under the heading Allowance

for Credit Losses.

Noninterest Income

For 2020, noninterest income totaled $111.2

million, a $58.1 million increase over 2019 primarily attributable to higher mortgage
banking revenues of $58.0 million added through the

strategic alliance with CCHL.

Deposit fees declined $1.7 million primarily
due to the impact of government stimulus in the second

quarter related to the COVID-19 pandemic,

but improved for the second
half of the year due to higher utilization of our overdraft

product.

Strong debit card fee growth of $1.0 million and a $0.6 million increase in wealth management fees significantly offset

the aforementioned decline in deposit fees.

For 2019, noninterest income totaled $53.1 million, a $1.5

million, or 2.9%, increase over 2018, and reflected higher

wealth
management fees of $1.8 million, mortgage banking

revenues of $0.6 million, and bank card fees of $0.6 million,

partially offset
by lower deposit fees of $0.6 million and other income

of $0.9 million.

Noninterest income as a percent of total operating revenues

(net interest income plus noninterest income) was 52.32

%

in 2020,
33.92%

in 2019, and 35.79% in 2018.

The addition of CCHL mortgage banking revenues drove

the improvement in this metric in
2020.

The decline in this metric in 2019 was attributable to growth in net interest income as a component of operating revenues.

CCHL’s

mortgage banking operations impacted our

noninterest income for 2020 and thus, the year over year comparisons reflect
the impact of the CCHL consolidation, which occurred

on March 1, 2020.

The table below reflects the major components of
noninterest income for Core CCBG and CCHL to help

facilitate a better understanding of the 2020 versus 2019

comparison.

2020 2019 2018
(Dollars in Thousands) Core CCBG CCHL CCBG CCBG
Deposit Fees $ 17,800 $ - $ 19,472 $ 20,093
Bank Card Fees 13,044 - 11,994 11,378
Wealth Management

Fees
11,035 - 10,480 8,711
Mortgage Banking Revenues 1,889 61,455 5,321 4,735
Other 4,992 950 5,786 6,648
Total Noninterest

Income
$ 48,760 $ 62,405 $ 53,053 $ 51,565

Significant components of noninterest income are

discussed in more detail below.

Deposit Fees
.

For 2020, deposit fees (service charge fees,

insufficient fund/overdraft fees (“NSF/OD”), and business account analysis fees) totaled $17.8 million compared to $19.5 million in 2019 and $20.1 million in 2018.

The $1.7 million, or 8.6%,
decrease in 2020 was attributable to lower NSF/OD fees and reflected the impact of significant government stimulus in the second
quarter related to the COVID-19 pandemic.

For the second quarter of 2020, fees were down $1.3 million

compared to the first
quarter of 2020 and reflected lower utilization of our overdraft product as consumer and business demand for this service

was
reduced by the impact of the significant cash stimulus provided by the economic impact payments (EIP) and small business loans
(SBA PPP).

The decline in fees realized in the second quarter reversed

in the third and fourth quarters of 2020 as employment
conditions and economic activity began to recover resulting

in higher utilization of our overdraft product.

The $0.6 million, or
3.1%, decrease in 2019 reflected lower NSF/OD fees and

higher overdraft losses that were partially offset

by higher service
charge fees.

Bank Card Fees
.

Bank card fees totaled $13.0 million in 2020 compared

to $12.0 million in 2019 and $11.4

million in 2018.
Bank card fees in 2020 benefited from the effects

of the pandemic and increased on-line spending by our

clients.

An account
acquisition initiative that began in early 2019 and various

debit and credit card promotions contributed to the increases in both
2019 and 2020.

Wealth

Management Fees
.

Wealth management

fees including both trust fees (i.e., managed accounts and

trusts/estates) and
retail brokerage fees (i.e., investment, insurance products,

and retirement accounts) totaled $11.0 million in 2020 compared to
$10.5 million in 2019 and $8.7 million in 2018.

The increase in fees for 2020 was attributable to a $0.3 million increase in retail
brokerage fees and a $0.2 million increase in trust fees.

The growth in fees for 2019 reflected a $1.3 million

increase in retail
brokerage fees and $0.5 million increase in trust fees.

Higher transactions volumes and the addition of new investment advisors
drove the increase in retail brokerage fees in 2019 and

2020.

Growth in assets under management contributed to the

growth in
trust fees in 2019 and 2020.

At December 31, 2020,

total assets under management were approximately $1.979 billion compared
to $1.774 billion at December 31, 2019 and $1.500 billion

at December 31, 2018.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $63.3 million in 2020

compared to $5.3 million in 2019 and
$4.7 million in 2018.

The increase in 2020 reflected revenues added from the strategic alliance with CCHL and the favorable
impact that the lower residential mortgage rate environment

had on home purchase,

construction, and refinancing activity in our
combined markets.

The increase in 2019 was attributable to higher production sold into the secondary market at our legacy
residential mortgage operation versus loans retained

and held in the bank’s loan portfolio

.

We provide

a detailed overview of our
mortgage banking operation, including a detailed break-down

of mortgage banking revenues, mortgage servicing activity,

and
warehouse funding within Note 4 in the Notes to Consolidated

Financial Statements.

To date, the strategic

alliance has
significantly exceeded our pro forma expectations and served as a hedge to the pressure on our net interest income

in 2020.

Refinancing activity represented 40% of loan production

at CCHL in 2020.

Other
.

Other noninterest income totaled $5.9 million in 2020 compared to $5.8 million in 2019

and $6.6

million in 2018.

The
$0.1 million favorable variance in 2020 reflected higher

loan servicing fees added by CCHL substantially offset

by lower loan
related activity based fees.

The $0.9 million, or 13.0%, decrease in 2019 was primarily

due to a miscellaneous recovery in 2018
and lower miscellaneous loan fees.

Noninterest Expense

For 2020, noninterest expense totaled $150.0 million,

an increase of $36.4 million over 2019 primarily attributable to the addition of expenses at CCHL, including compensation expense of

$32.4 million, occupancy expense of $2.8 million, and other

expense of
$4.8 million.

Core CCBG noninterest expense decreased $3.6 million and

reflected lower compensation expense of $2.5 million,
ORE expense of $0.4 million, and other expense of $2.2 million,

partially offset by higher occupancy expense of

$1.5 million.

The decrease in compensation expense was primarily

attributable to lower commission expense of $2.2 million related to the
transfer of our legacy mortgage production division

to CCHL and, to a lesser extent, higher realized loan cost of $0.4 million related to the aforementioned increase in SBA PPP loan originations.

A $1.0 million gain from the sale of a banking office

in the
first quarter of 2020 drove the reduction in ORE expense.

The decline in other expense was primarily attributable to lower service cost expense for our pension plan.

Higher expense for FF&E depreciation and maintenance agreements

(related to
technology investment and upgrades), higher than normal

premises maintenance, and pandemic related cleaning/supply

costs
drove the increase in occupancy.

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
noninterest income) was 70.43%, 72.40%

and 77.05%

in 2020, 2019 and 2018, respectively.

The improvement in this metric was
primarily attributable to higher noninterest income driven

by our strategic alliance with CCHL.

Improved operating leverage
primarily attributable to growth in net interest income was the primary driver of improvement in 2019.

Expense management is an important part of our culture

and strategic focus.

We will continue

to review and evaluate
opportunities to optimize our delivery operations

and invest in technology that provides

favorable returns/scale and/or mitigates
risk.

CCHL’s

mortgage banking operations impacted our

noninterest expense for 2020 and thus, the year over year comparisons reflect
the impact of the CCHL consolidation, which occurred

on March 1, 2020.

The table below reflects the major components of
noninterest expense for Core CCBG and CCHL to help facilitate a better understanding of the 2020 versus 2019 comparison.

2020 2019 2018
(Dollars in Thousands) Core CCBG CCHL CCBG CCBG
Salaries $ 49,072 $ 31,774 $ 50,688 $ 48,087
Associate Benefits 14,789 645 15,664 15,834
Total Compensation 63,861 32,419 66,352 63,921
Premises 9,194 1,318 8,734 8,913
Equipment 10,701 1,446 9,702 9,590
Total Occupancy 19,895 2,764 18,436 18,503
Legal Fees 1,600 (30) 1,722 2,055
Professional Fees 4,261 602 4,345 5,003
Processing Services 5,832 - 5,779 5,978
Advertising 1,970 1,028 2,056 1,611
Travel and Entertainment 580 275 1,045 974
Telephone 2,510 359 2,645 2,224
Insurance – Other 1,607 - 1,007 1,625
Other Real Estate, Net 122 (18) 546 (442)
Miscellaneous 7,743 2,582 9,676 10,051
Total Other Expense 26,225 4,798 28,821 29,079
Total Noninterest

Expense
$ 109,981 $ 39,981 $ 113,609 $ 111,503

Significant components of noninterest expense are

discussed in more detail below.

Compensation
.

Compensation expense totaled $96.3 million in 2020,

$66.4 million in 2019, and $63.9 million in 2018.

For
2020, the $29.9 million, or 45.1%, increase in consolidated

compensation expense reflected the addition of $32.4 million in
compensation expense from CCHL.

Core CCBG compensation expense declined by $2.5

million,

primarily attributable to lower
commission expense of $2.2 million (transfer of residential

mortgage operations to CCHL), higher realized loan cost

(credit offset
to salary expense) of $0.4

million and lower associate benefit expense

of $0.9 million (primarily stock compensation and to a
lesser extent associate insurance), partially offset

by higher cash incentives of $0.2 million, base salaries of $0.3 million, and
contractual employment of $0.3 million (tax advisory services for

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

Occupancy
.

Occupancy expense (including premises and equipment) totaled

$22.7 million for 2020, $18.4 million for 2019, and
$18.5 million for 2018.

For 2020, the $4.3 million, or 23.4%, increase in consolidated occupancy expense reflected the addition
of $2.8 million in occupancy expense from CCHL.

Core CCBG occupancy expense increased $1.5 million

primarily due to
higher FF&E depreciation and maintenance agreement

expense (related to technology investment and upgrades), maintenance for
premises, and pandemic related cleaning/supply costs.

Pandemic related costs reflected in occupancy expense for 2020 at Core
CCBG totaled approximately $0.3 million and will phase

out over a period of time as the pandemic subsides.

For 2019, the $0.1 million, or 0.4%, decrease from

2018 generally reflected the closing of two offices

in 2019.

Other
.

Other noninterest expense totaled $31.0 million in 2020

,

$28.8 million in 2019, and $29.1 million in 2018.

For 2020,

the
$2.2 million, or 7.6%, increase in consolidated

other expense reflected the addition of $4.8 million in expenses from CCHL
partially offset by a $2.6 million decrease

in other expenses at Core CCBG.

Lower pension plan expense of $1.9 million (higher
unrealized gain amortization due to a lower discount

rate for pension liability),

ORE expense of $0.4 million (primarily due to a
$1.0 million gain from the sale of a banking office)

,

and travel/entertainment expense of $0.4 million (partially due to lower travel
during pandemic) drove the decrease in other expenses

at Core CCBG.

For 2019, the $0.3 million, or 0.9%, decrease was primarily

attributable to lower professional fees of $0.7 million and

insurance-
other expense of $0.6 million,

partially offset by higher OREO expense of

$1.0 million.

The reduction in professional fees
reflected the completion of several consulting projects in

the second half of 2018.

Lower FDIC insurance premiums drove the
reduction in insurance-other expense as we used the bulk

of our premium credits in the third and fourth quarters of

2019.

The
increase in OREO expense was due to a lower

level of net gains from the sale of properties in 2019.

Income Taxes

For 2020, we realized income tax expense of $10.2

million (effective rate of 19%) compared to

$9.9 million (effective rate of
24%) for 2019 and $3.4 million (effective

rate of 12%) for 2018.

The decrease in our effective tax rate in 2020

reflected the
impact of converting CCHL to a partnership for tax purposes in the second quarter of 2020.

In addition, 2020 income taxes
reflected net discrete tax expense items totaling $0.3 million.

Excluding discrete items, our effective tax rate was 19%

for 2020,
23% for 2019 and 24% for 2018.

Absent discrete items, we expect our annual effective

tax rate to approximate 18% to 19% in
2021.

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

FINANCIAL CONDITION

Average assets totaled

approximately $3.391 billion for 2020, an increase

of $404.0 million, or 13.5%, over 2019.

Average
earning assets were approximately $3.084 billion for 2020

,

an increase of $386.6 million, or 14.3%, over 2019.

Compared to
2019, average overnight funds increased $227.7 million,

while investment securities decreased $57.7 million and average loans
were higher by $145.8 million.

We discuss these variances

in more detail below.

Table 2 provides

information on average balances and rates, Table

3 provides an analysis of rate and volume variances and Table
4 highlights the changing mix of our interest earning assets over the last three years.

Loans

In 2020,

average loans HFI increased $145.8 million, or 8.1%, compared to an increase of $100.1 million, or 5.8%, in 2019.

Compared to 2019, we realized average growth in all categories except institutional loans, home equity loans, and consumer
loans.

During 2020, we originated PPP loans which averaged $128

million for the year.

In 2020, average loans held for sale (“HFS”) increased $70.8 million over 2019 due to the addition of loans from our

strategic
alliance with CCHL and the robust residential mortgage

market in 2020.

Loans HFI and HFS as a percentage of average earning

assets decreased to 66.1% in 2020 compared to 67.6% in

2019 and 67.1%
in 2018, primarily attributable to higher levels of overnight funds due to growth in deposits.

We continue

to make minor modifications on some of our lending

programs to try and mitigate the impact that consumer

and
business deleveraging has had on our portfolio.

These programs, coupled with economic improvements in our

anchor markets
and loan purchases, have helped to increase overall loan growth.

We will periodically

purchase newly originated 1-4 family real estate secured adjustable rate loans from CCHL.

Loan purchases
totaled $48.4 million and $25.2 million for the years ended

December 31, 2020 and December 31, 2019, respectively.

The
strategic alliance with CCHL provides us a larger

pool of loan purchase opportunities, including participation loans for
construction/perm product.

Table 4
SOURCES OF EARNING ASSET GROWTH
2019 to Percentage Components of
2020 Total
Average

Earning Assets
(Average Balances –

Dollars In Thousands)
Change Change 2020 2019 2018
Loans:
Loans HFS $ 70,776 18.3% 2.6% 0.4% 0.3%
Loans HFI:
Commercial, Financial, and Agricultural 106,870 27.6 11.7 9.4 8.7
Real Estate – Construction 25,552 6.6 4.0 3.7 3.3
Real Estate – Commercial Mortgage 37,962 9.8 21.1 22.7 22.1
Real Estate – Residential (3,284) (0.8) 11.5 13.2 12.9
Real Estate – Home Equity (5,258) (1.4) 6.4 7.5 8.5
Consumer (16,004) (4.1) 8.8 10.7 11.3
Total Loans HFS and

HFI
$ 216,614 56.0% 66.1% 67.6% 67.1%
Investment Securities:
Taxable $ (38,342) (9.9) % 18.6% 22.7% 25.0%
Tax-Exempt (19,348) (5.0) 0.2 0.9 2.6
Total Securities (57,690) (14.9) 18.8 23.6 27.6
Funds Sold 227,653 58.9 15.1 8.8 5.3
Total Earning Assets $ 386,577 100.0% 100.0% 100.0% 100.0%

Our average total loans (HFS and HFI)-to-deposit

ratio was 71.7% in 2020, 71.8% in 2019, and 70.9% in

2018.

The composition of our HFI loan portfolio at December

31
st

for each of the past five years is shown in Table

5.

Table 6 arrays
our HFI loan portfolio at December 31, 2020,

by maturity period.

As a percentage of the HFI loan portfolio, loans with fixed
interest rates represented 42.4% at December 31, 2020

compared to 38.2% at December 31, 2019.

Stronger growth occurred in
our fixed rate loans, primarily due to the addition of

the PPP loans, which are short-term in nature.

Table 5
LOANS HFI BY CATEGORY
(Dollars in Thousands) 2020 2019 2018 2017 2016
Commercial, Financial and Agricultural $ 393,930 $ 255,365 $ 233,689 $ 218,166 $ 216,404
Real Estate – Construction 135,831 115,018 89,527 77,966 58,444
Real Estate – Commercial Mortgage 648,393 625,556 602,061 535,707 503,978
Real Estate – Residential 352,543 361,450 342,215 311,906 281,508
Real Estate – Home Equity 205,479 197,360 210,111 229,513 236,512
Consumer 270,250 281,180 296,622 280,234 264,443
Total Loans HFI

, Net of Unearned Income
$ 2,006,426 $ 1,835,929 $ 1,774,225 $ 1,653,492 $ 1,561,289

Table 6
LOANS HFI MATURITIES
Maturity Periods
(Dollars in Thousands)
One Year

or Less
Over One
Through Five
Years
(2)
Over

Five Years
Total
Commercial, Financial and Agricultural $ 38,500 $ 309,124 $ 46,306 $ 393,930
Real Estate – Construction 75,009 33,506 27,316 135,831
Real Estate – Commercial Mortgage 39,333 89,138 519,922 648,393
Real Estate – Residential 20,153 62,853 269,537 352,543
Real Estate – Home Equity 5,165 26,925 173,389 205,479
Consumer
(1)
5,709 217,848 46,693 270,250
Total $ 183,869 $ 739,394 $ 1,083,163 $ 2,006,426
Total Loans HFI

with Fixed Rates
$ 106,087 $ 562,810 $ 180,969 $ 849,866
Total Loans HFI

with Floating or Adjustable Rates
77,782 176,584 902,194 1,156,560
Total $ 183,869 $ 739,394 $ 1,083,163 $ 2,006,426
(1)
Demand loans and overdrafts are

reported in the category of one

year or less.
(2)
Includes $178 million in fixed rate SBA PPP Loans

(commercial)

Risk Element Assets

Risk element assets consist of nonaccrual loans, OREO, troubled debt restructurings (“TDRs”), past due loans, potential problem loans, and loan concentrations.

Table 7 depicts certain

categories of our risk element assets as of December 31
st

for each of the
last five years.

Nonperforming assets (nonaccrual loans and OREO) totaled

$6.7 million at December 31, 2020 compared to

$5.4 million at
December 31, 2019.

Nonaccrual loans totaled $5.9 million at December 31, 2020,

a $1.4 million increase over December 31,
2019.

The balance of OREO totaled $0.8 million at December 31,

2020, a decrease of $0.1 million decrease from December

31,
2019.

Nonperforming assets represented 0.18%

of total assets at December 31, 2020 and December 31, 2019

.

Table 7
RISK ELEMENT ASSETS
(Dollars in Thousands) 2020 2019 2018 2017 2016
Nonaccruing Loans:
Commercial, Financial and Agricultural $ 161 $ 446 $ 267 $ 629 $ 468
Real Estate – Construction 179 - 722 298 311
Real Estate – Commercial Mortgage 1,412 1,434 2,860 2,370 3,410
Real Estate – Residential 3,130 1,392 2,119 1,938 2,330
Real Estate – Home Equity 695 797 584 1,748 1,774
Consumer 294 403 320 176 240
Total Nonaccruing

Loans (“NALs”)
(1)
5,871 4,472 6,872 7,159 8,533
Other Real Estate Owned 808 953 2,229 3,941 10,638
Total Nonperforming

Assets (“NPAs”)
6,679 5,425 9,101 11,100 19,171
Past Due Loans 30 – 89 Days 4,594 4,871 4,757 4,543 6,438
Past Due Loans 90 Days or More (accruing) - - - 36 -
Performing Troubled Debt Restructurings 13,887 16,888 22,084 32,164 38,233
Classified Loans $ 17,631 $ 20,847 $ 22,888 $ 31,002 $ 41,507
Nonaccruing Loans/Loans 0.29% 0.24% 0.39% 0.43% 0.54%
Nonperforming Assets/Total

Assets
0.18 0.18 0.31 0.38 0.67
Nonperforming Assets/Loans Plus OREO 0.33 0.29 0.51 0.67 1.21
Allowance/Nonaccruing Loans 405.66% 310.99% 206.79% 185.87% 157.40%
(1)

Nonaccruing TDRs totaling $0.5 million, $0.7 million,

and $2.6 million are included in

NALs at December 31, 2020,

December 31, 2019 and December 31, 2018, respectively.

Nonaccrual Loans
.

Nonaccrual loans totaled $5.9 million at December 31, 2020

,

an increase of $1.4 million over December 31,
2019.

Gross additions to nonaccrual status during 2020 totaled $11.4 million compared to $9.2 million in 2019.

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

If interest on our loans classified as
nonaccrual during 2020 had been recognized on a fully

accruing basis, we would have recorded an additional $0.4 million of
interest income for the year ended December 31, 2020.

Other Real Estate Owned
.

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

OREO totaled $0.8 million at December 31, 2020

versus $1.0 million at December 31, 2019.

During 2020,

we added properties
totaling $2.3 million, sold properties totaling $1.7 million,

and recorded valuation adjustments totaling $0.8 million.

For 2019,
we added properties totaling $1.3 million, sold properties

totaling $2.3 million, and recorded valuation adjustments totaling

$0.3
million.

The composition of our OREO portfolio as of December

31 is provided in the table below.

Table 8
OTHER REAL ESTATE

COMPOSITION
(Dollars in Thousands) 2020 2019
Lots/Land $ 51 $ 87
Residential 1-4 49 383
Commercial Building 707 123
Other 1 360
Total OREO $ 808 $ 953

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

Loans classified as TDRs at December 31, 2020 totaled $14.3

million compared to $17.6 million at December 31,

2019.

Accruing TDRs made up approximately $13.9 million of our

TDR portfolio at December 31, 2020 of which $0.7 million

was over
30 days past due.

The weighted average rate for the loans within the accruing

TDR portfolio was 5.21%.

During 2020, we
modified three loan contracts totaling approximately $0.2

million.

Our TDR default rate (default balance as a percentage

of
average TDRs) in 2020 and 2019 was 2.9% and 3.0%,

respectively.

COVID Loan Extensions
.

To assist our clients

during the COVID-19 pandemic, beginning in March

2020, we began allowing
short term 60 to 90 day loan extensions for affected

borrowers.

We have extended

loans totaling $333 million of which
approximately 75% were for commercial borrowers

and 25% were for consumer borrowers.

Approximately $324 million, or 97%
of the loan balances associated with these borrowers

have resumed making regularly scheduled payments.

Of the $9 million in
loans that remain on extension, no loans were classified at December

31, 2020.

Of the $324 million in loans where the borrowers
have resumed payments, loan balances totaling $3.5

million were over 30 days delinquent and an additional $0.4 million was on
nonaccrual status at December 31, 2020.

Under the applicable regulatory guidance, none of these loans were considered
restructured at December 31, 2020.

We continue

to analyze our loan portfolio for segments that have been affected by the stressed economic and business conditions
caused by the pandemic.

Certain at-risk segments total 8% of our loan balances at December 31,

2020, including hotel (3%),
restaurant (1%), retail and shopping centers (3%),

and other (1%).

The other segment includes churches, non-profits, education, and recreational.

The composition of our TDR portfolio as of December 31 is provided in the table below.
2020 2019
(Dollars in Thousands) Accruing Nonaccruing
(1)
Accruing Nonaccruing
(1)
Commercial, Financial and Agricultural $ 320 $ - $ 495 $ 55
Real Estate – Commercial Mortgage 7,021 57 7,787 176
Real Estate – Residential 5,360 369 7,083 379
Real Estate – Home Equity 1,169 - 1,452 105
Consumer 17 29 71 -
Total TDRs $ 13,887 $ 455 $ 16,888 $ 715
(1)

Nonaccruing TDRs are included in

NAL totals and NAL/NPA

ratio calculations.

Activity within our TDR portfolio is provided in the table

below.
(Dollars in Thousands) 2020 2019
TDR Beginning Balance: $ 17,603 $ 24,724
Additions 188 494
Charge-Offs (322) (364)
Paid Off/Payments (2,463) (5,162)
Removal Due to Change in TDR Status (369) (1,644)
Transferred to OREO (295) (445)
TDR Ending Balance $ 14,342 $ 17,603

Past Due Loans
.

A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days
past due.

Past due loans at December 31, 2020 totaled $4.6 million compared to $4.9

million at December 31, 2019.

Potential Problem Loans
.

Potential problem loans are defined as those loans which are now current but where management has
doubt as to the borrower’s ability to comply

with present loan repayment terms.

At December 31, 2020,

we had $2.3

million in
loans of this type which were not included in either of

the nonaccrual, TDR or 90 day past due loan categories compared to $2.5
million at December 31, 2019.

Management monitors these loans closely and reviews their

performance on a regular basis.

Loan Concentrations
.

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

Specifically, due to the

nature of our markets, a
significant portion of our HFI loan portfolio has historically been secured with real estate, approximately 67

%

at December 31,
2020 and 71% at December 31, 2019.

This percentage declined in 2020 due to the higher allocation in the commercial loan
category which reflected $178 million in SBA PPP loans at December

31, 2020.

The primary types of real estate collateral are
commercial properties and 1-4 family residential properties.

The following table summarizes our real estate loan

portfolio as segregated by the type of property.

Property type concentrations
are stated as a percentage of December 31
st

total real estate loans.

2020 2019
Investor
Real Estate
Owner
Occupied

Real Estate
Investor
Real Estate
Owner
Occupied

Real Estate
Vacant

Land, Construction, and Land Development
14.7% - 13.1% -
Improved Property 28.5 56.8% 25.8 61.1%
Total Real Estate Loans 43.2% 56.8% 38.9% 61.1%

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-
collection than certain segments of the investor category.

Approximately 35%

of the investor real estate category was secured by
residential real estate at December 31, 2020.

Allowance for Credit Losses

The allowance for credit losses is a valuation account that

is deducted from the loans’ amortized cost basis to present

the net
amount expected to be collected on the loans.

The allowance for credit losses is adjusted by a credit loss provision which is
reported in earnings, and reduced by the charge

-off of loan amounts, net of recoveries.

Loans are charged off against the
allowance when management believes the uncollectability

of a loan balance is confirmed.

Expected recoveries do not exceed the
aggregate of amounts previously charged

-off and expected to be charged-off.

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
current conditions and forecasts.

Detailed information regarding the methodology for

estimating the amount reported in the allowance for credit

losses is provided
in Note 1 – Significant Accounting Policies/Allowance for

Credit Losses in the Consolidated Financial Statements.

Table 9 analyzes

the activity in the allowance over the past five years.

For 2020, our net loan charge-offs

totaled $2.4 million, or 0.12%, of average HFI loans, compared to $2.3 million, or 0.13%, for
2019, and $2.0 million, or 0.12%, for 2018.

At December 31, 2020, the allowance represented 1.19% of

HFI loans and provided
coverage of 406% of nonperforming loans compared to

0.75% and 311%, respectively,

at December 31, 2019 and 0.80% and
207%, respectively,

at December 31, 2018.

At December 31, 2020, excluding SBA PPP loans (100% government guaranteed),
the allowance represented 1.30% of loans held for investment.

Table 10 provides

an allocation of the allowance for loan losses to specific loan types for each of the past five years.

At December 31, 2020, the allowance for credit losses totaled

$23.8 million compared to $13.9 million at December

31, 2019 and
$14.2 million at December 31, 2018.

The adoption of ASC 326 (“CECL”) on January 1, 2020 had an

impact of $4.0 million ($3.3
million increase in the allowance for credit losses and

$0.7 million increase in the allowance for unfunded loan commitments
(other liability account)).

The $6.6 million build (provision of $9.0 million less net

charge-offs of $2.4 million) in the allowance
for credit losses in 2020 was attributable to stressed economic conditions related to the COVID-19 pandemic and

its potential
effect on rates of default.

For 2019, the slight decrease generally reflected improvement in overall credit quality metrics.

Table 9
ANALYSIS OF

ALLOWANCE

FOR CREDIT LOSSES
(Dollars in Thousands) 2020 2019 2018 2017 2016
Balance at Beginning of Year $ 13,905 $ 14,210 $ 13,307 $ 13,431 $ 13,953
Impact of Adopting ASC 326 (CECL) 3,269 - - - -
Charge-Offs:
Commercial, Financial and Agricultural 789 768 644 1,357 861
Real Estate – Construction - 281 7 - -
Real Estate – Commercial 28 214 315 685 349
Real Estate – Residential 150 400 780 411 899
Real Estate – Home Equity 151 430 533 190 450
Consumer 2,785 2,878 2,395 2,193 2,127
Overdrafts
(1)
2,257 - - - -
Total Charge

-Offs
6,160 4,971 4,674 4,836 4,686
Recoveries:
Commercial, Financial and Agricultural 252 345 459 313 337
Real Estate – Construction 50 - 26 50 -
Real Estate – Commercial 318 578 373 174 408
Real Estate – Residential 279 429 643 616 1,231
Real Estate – Home Equity 178 175 191 219 409
Consumer 1,219 1,112 964 1,125 960
Overdrafts
(1)
1,471 - - - -
Total Recoveries 3,767 2,639 2,656 2,497 3,345
Net Charge-Offs 2,393 2,332 2,018 2,339 1,341
Provision for Credit Losses - HFI 9,035 2,027 2,921 2,215 819

Balance at End of Year

- HFI
(2)
$ 23,816 $ 13,905 $ 14,210 $ 13,307 $ 13,431

Net Charge-Offs to Average

Loans HFI
0.12% 0.13% 0.12% 0.14% 0.09%

Allowance for Credit Losses as a Percent of

Loans HFI at End of Year
1.19% 0.75% 0.80% 0.80% 0.86%

Allowance for Credit Losses as a Multiple of

Net Charge-Offs
9.95 x 5.96 x 7.04 x 5.69 x 10.02 x
(1)
Prior to 2020, overdraft losses were

reflected in noninterest

income (deposit fees)
(2)
Provision of $0.6 million in 2020

for unfunded loan commitments - balance of $1.6 million recorded in other liabilities

at 12/31/20

Table 10
ALLOCATION OF

ALLOWANCE

FOR CREDIT LOSSES
2020 2019 2018 2017 2016
(Dollars in Thousands)
ACL
Amount
Percent
of Loans
to Total
Loans
ACL
Amount
Percent
of Loans
to Total
Loans
ACL
Amount
Percent
of Loans
to Total
Loans
ACL
Amount
Percent
of Loans
to Total
Loans
ACL
Amount
Percent
of Loans
to Total
Loans
Commercial, Financial

and Agricultural
$ 2,204 19.6% $ 1,675 13.9% $ 1,434 13.1% $ 1,191 13.2% $ 1,198 13.8%
Real Estate:
Construction
2,479 6.8 370 6.2 280 5.0 122 4.7 168 3.7
Commercial
7,029 32.3 3,416 33.9 4,181 33.8 4,346 32.3 4,315 32.1
Residential
5,440 17.6 3,128 20.1 3,400 19.6 3,206 19.1 3,445 18.6
Home Equity
3,111 10.2 2,224 10.7 2,301 11.8 2,506 13.8 2,297 15.0
Consumer
3,553 13.5 3,092 15.2 2,614 16.7 1,936 16.9 2,008 16.8

Total
$ 23,816 100.0% $ 13,905 100.0% $ 14,210 100.0% $ 13,307 100.0% $ 13,431 100.0
%

Investment Securities

Our average investment portfolio balance decreased

$57.7 million, or 9.1%, in 2020 and decreased $71.1 million,

or 10.1%, in
2019.

As a percentage of average earning assets, our investment portfolio represented 18.8% in 2020, compared to 23.8% in
2019.

In 2020,

the reduction in the investment portfolio was primarily attributable to the inability to find compelling investments.
We currently

believe a relatively short duration investment portfolio offers the flexibility to provide additional liquidity from
maturing bonds, if necessary.

In addition, we continue to review various investment

strategies to prudently deploy at least a
portion of our excess overnight funds.

In 2020, average taxable

investments decreased $38.3 million, or 6.3%, while tax-exempt investments decreased $19.3 million, or
79.1%.

Taxable bonds declined

as part of our overall investment strategy,

and non-taxable investments decreased as the tax-
equivalent yield was generally unattractive throughout

2020 compared to taxable investments. At December 31, 2020,

municipal
securities (taxable and non-taxable) comprised 0.7%

of the portfolio.

We may consider

the purchase of municipal issues if the
yields become more attractive compared to taxable

securities, or if they are CRA-eligible investments.

Our investment portfolio is a significant component of

our operations and, as such, it functions as a key element

of liquidity and
asset/liability management.

Two types of classifications

are approved for investment securities which are Available

-for-Sale
(“AFS”) and Held-for-Maturity (“HTM”).

In 2019 and 2020, we purchased securities under both

the AFS and HTM designations.
At December 31, 2020, $324.9 million, or 65.7% of

our investment portfolio was classified as AFS, with the remaining

$169.9
million, or 34.3%, classified as HTM. At December 31,

2019, the AFS and HTM portfolio comprised 62.8%

and 37.2%,
respectively.

Table 11

provides the composition of our investment securities portfolio.

Table 11
INVESTMENT SECURITES COMPOSITION

2020 2019 2018
(Dollars in Thousands)
Carrying
Amount Percent
Carrying
Amount Percent
Carrying
Amount Percent
Available for

Sale
U.S. Government Treasury $ 104,519 21.1% $ 232,778 36.2% $ 261,849 39.5%
U.S. Government Agency 208,531 42.2 156,078 24.3 133,206 20.1
States and Political Subdivisions 3,632 0.7 6,319 1.0 42,365 6.4
Mortgage-Backed Securities 515 0.1 773 0.1 943 0.1
Equity Securities 7,673 1.6 7,653 1.2 7,794 1.2
Total

324,870 65.7 403,601 62.8 446,157 67.2
Held to Maturity
U.S. Government Treasury 5,001 1.0 20,036 3.1 35,088 5.3
States and Political Subdivisions - - 1,376 0.2 6,512 1.0
Mortgage-Backed Securities 164,938 33.3 218,127 33.9 175,720 26.5
Total 169,939 34.3 239,539 37.2 217,320 32.8
Total Investment

Securities
$ 494,809 100% $ 643,140 100% $ 663,477 100%

The classification of a security is determined upon acquisition based on how the purchase will affect our asset/liability

strategy
and future business plans and opportunities.

Classification determinations will also factor in regulatory capital requiremen ts,
volatility in earnings or other comprehensive income, and

liquidity needs.

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

At December 31, 2020, there were 47 positions (combined

AFS and HTM) with unrealized losses totaling $0.2

million.

GNMA
mortgage-backed securities, U.S. Treasuries,

and SBA securities carry the full faith and credit guarantee of the U.S. Government,
and are 0% risk-weighted assets.

SBA securities float monthly or quarterly with the prime

rate and are uncapped. None of these
positions with unrealized losses are considered credit impaired,

and all are expected to mature at par.

The table below provides a
break-down of our unrealized losses by security type.

Less Than 12 months

12 months or Longer
Total
Market
Unrealized

Market
Unrealized

Market
Unrealized

(Dollars in Thousands) Count

Value

Losses
Count Value

Losses
Count Value

Losses
SBA 36 28,266 156 11 4,670 28 47 32,936 184
Total 36 $ 28,266 $ 156 11 $ 4,670 $ 28 47 $ 32,936 $ 184

The average maturity of our investment portfolio at

December 31, 2020 was 2.09 years compared to 2.11

years at December 31,
2019.

Balances of U.S. Treasuries,

GNMA securities, and municipal bonds declined compared

to the prior year, and were
partially offset by increases in SBA securities.

The average life of our investment portfolio declined

slightly as the balance of the
overall portfolio declined, with the existing portfolio rolling down the curve. See Table

12 for a break-down of maturities by
investment type.

The weighted average taxable equivalent yield of our

investment portfolio at December 31, 2020 was 1.78% versus

2.23% in
2019.

This decrease in yield reflected lower reinvestment rates during most of 2020. Our bond portfolio contained no investments
in obligations, other than U.S. Governments, of any state,

municipality, political

subdivision or any other issuer that exceeded
10% of our shareowners’ equity at December 31, 2020.

Table 12 and

Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as
to type, maturity and yield at December 31.

Table 12
MATURITY DISTRIBUTION

OF INVESTMENT SECURITIES
Within 1 year 1 - 5 years 5 - 10 years After 10 years Total
(Dollars in
Thousands) Amount WAY
(3)
Amount WAY
(3)
Amount WAY
(3)
Amount WAY
(3)
Amount WAY
(3)
Available for Sale
U.S. Government
Treasury
$ 99,408 2.20% $ 5,111 1.70% $ - - % $ - - % $ 104,519 2.19%
U.S. Government
Agency
8,802 0.52 195,183 1.49 4,546 1.16 - - 208,531 1.45
States and Political
Subdivisions
1,833 3.01 1,799 3.11 - - - - 3,632 3.06
Mortgage-Backed
Securities
(1)
73 0.61 406 4.96 36 3.46 - - 515 4.24
Other Securities
(2)
- - - - - - 7,673 5.24 7,673 5.24
Total $ 110,116 2.09% $ 202,499 1.52% $ 4,582 1.18% $ 7,673 5.24% $ 324,870 1.78%
Held to Maturity
U.S. Government
Treasury
$ 5,001 1.90% $ - 1.90% $ - - % $ - - % $ 5,001 1.90%
Mortgage-Backed
Securities
(1)
4,754 (0.39) 154,558 1.81 5,626 2.92 - - 164,938 1.79
Total $ 9,755 0.78% $ 154,558 1.81% $ 5,626 2.92% $ - - % $ 169,939 1.79%
Total Investment
Securities
$ 119,871 1.99% $ 357,057 1.65% $ 10,208 2.14% $ 7,673 5.24% $ 494,809 1.78%
(1)

Based on weighted-average maturity.
(2)

Federal Home Loan Bank Stock and Federal Reserve Bank Stock

are included in this category for weighted average yield, but do not have stated maturities.
(3)

Weighted average yield calculated based on current amortized cost balances – not presented on a tax equivalent basis.

Deposits and Short Term

Borrowings

Average total

deposits for 2020 were $2.844 billion, an increase of $306.9 million, or 12.1%, over 2019.

Average deposits
increased $114.5 million, or 4.7%, from

2018 to 2019.

The increase in 2020 occurred in all deposit types except

certificates of
deposit, with the largest increases occurring

in noninterest bearing and savings accounts.

The increase in 2019 occurred in
noninterest bearing deposits, negotiated NOW accounts,

and savings accounts, partially offset by declines

in money market
accounts and certificates of deposit.

Strong deposit growth occurred during the year reflecting

federal stimulus inflows as well as strong core deposit growth.

In
addition, the seasonal growth of public funds occurred

in the fourth quarter of 2020 and is expected to continue into the first
quarter of 2021. Deposit levels remain strong as we continue to see growth in our non-maturity deposits. Our mix of deposits continues to improve as certificates of deposit are

replaced with noninterest bearing demand accounts.

We continue

to closely monitor several metrics such as the sensitivity of our deposit rates, our overall liquidity position, and
competitor rates when pricing deposits. This strategy is consistent with previous rate cycles, and allows us to manage

the mix of
our deposits rather than compete on rate. We

believe this enabled us to maintain a low cost of funds of

16 basis points for 2020
and 35 basis points for 2019.

Table 2 provides

an analysis of our average deposits, by category,

and average rates paid thereon for each of the last three years.
Table 13 reflects the

shift in our deposit mix over the last year and Table

14 provides a maturity distribution of time deposits in
denominations of $100,000 and over at December

31, 2020.

Average short

-term borrowings increased $59.8 million in 2020 due to the addition of warehouse line borrowings of CCHL that
are used to support our held for sale loan portfolio.

See Note 11 in the Notes to Consolidated

Financial Statements for additional
information on short-term borrowings.

We continue

to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance
on wholesale funding.

Table 13
SOURCES OF DEPOSIT GROWTH

2019 to Percentage Components of
2020 of Total
Total

Deposits
(Average Balances - Dollars

in Thousands)
Change Change 2020 2019 2018
Noninterest Bearing Deposits $ 241,633 78.8% 44.1% 39.9% 37.5%
NOW Accounts 21,146 6.9 29.0 31.7 32.2
Money Market Accounts 86 - 8.3 9.3 10.4
Savings 53,099 17.3 14.9 14.6 14.5
Time Deposits (9,106) (3.0) 3.7 4.5 5.4
Total Deposits $ 306,858 100.0% 100.0% 100.0% 100.0%

Table 14
MATURITY DISTRIBUTION

OF CERTIFICATES

OF DEPOSIT $100,000 AND OVER
2020
(Dollars in Thousands)
Time Certificates

of Deposit Percent
Three months or less $ 7,403 25.4%
Over three through six months 7,449 25.6
Over six through twelve months 10,557 36.2
Over twelve months 3,741 12.8
Total $ 29,150 100.0%

Market Risk and Interest Rate Sensitivity

Overview.

Market risk arises from changes in interest rates, exchange

rates, commodity prices, and equity prices.

We have risk
management policies designed to monitor and limit exposure

to market risk and we do not participate in activities that give rise to
significant market risk involving exchange rates, commodity

prices, or equity prices.

In asset and liability management activities,
our policies are designed to minimize structural intere

st rate risk.

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

Similarly, when interest

-earning assets mature or
reprice more quickly than interest-bearing liabilities, falling market interest rates could result in a decrease in

net interest
income.

Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-
bearing liabilities rather than by other sources of

funds, such as noninterest-bearing deposits and shareowners’

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

Our goal is to structure the balance sheet so that net

interest earnings at risk over 12-month and 24-month periods and the
economic value of equity at risk do not exceed policy

guidelines at the various interest rate shock levels. We

attempt to achieve
this goal by balancing, within policy limits, the volume

of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by managing the mix of our core
deposits, and by adjusting our rates to market conditions

on a continuing basis. At December 31, 2019, the instantaneous rate shock of down 100 bp over 24-months was slightly outside

of desired parameters due to limited repricing of deposits relative to
the decline in rates.

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
December 31, 2020 39.0% 28.7% 18.7% 9.0% -3.0%
December 31, 2019 13.8% 10.3% 6.8% 3.4% -6.2%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit -17.5% -15.0% -12.5% -10.0% -10.0%
December 31, 2020 54.2% 38.3% 22.6% 7.6% -10.9%
December 31, 2019 35.5% 26.4% 17.2% 8.2% -13.4%

The Net Interest Income (“NII”) at Risk position was more

favorable at December 31, 2020 compared to December

31, 2019 for
the 12-month shock for all rate scenarios. The year-over-year favorable changes were primarily driven by growth in our
noninterest bearing deposits, which have a positive impact

on our NII. The model indicates that in the short-term,

all rising rate
environments will positively impact the net interest margin

of the Company,

while a declining rate environment of 100 bp will
have a negative impact on the net interest margin.

All measures of Net Interest Income at Risk are within

our prescribed policy limits over both the 12-month and 24-month periods, with the exception of rates down 100 bp over 24-months.

We are slightly out

of compliance in this rates down 100 bp scenario as
we have a limited ability to lower our deposit rates the

full 100 bp relative to the decline in market rate.

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

OF EQUITY
(1)

Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit -30.0% -25.0% -20.0% -15.0% -15.0%
December 31, 2020 (Base Scenario)
(2)
160.9% 127.5% 89.9% 48.4% -90.4%
December 31, 2019 (Base Scenario) 37.5% 30.2% 21.7% 12.2% -22.0%
December 31, 2020 (Alternate Scenario)
(2)
50.0% 31.4% 10.6% -3.9% -0.6%

At December 31, 2020,

the economic value of equity was more favorable in all up-rate scenarios and is within prescribed
tolerance levels, but is less favorable and out of policy

in the down 100 basis point EVE scenario.

The year-over-year favorable
changes were primarily driven by growth in our

noninterest bearing deposits compared to the prior year.

EVE became less
favorable in rates down 100bp compared to the

prior year as we have limited ability to lower our deposit

rates relative to the
decline in market rates.

EVE output is extreme given the historically low rate environment,

in conjunction with the high
overnight funds sold balance when compared to December

31, 2019.

Given the current interest rate environment and the
historically high levels of liquidity,

management is monitoring the EVE analysis in light of the economic recovery, but has chosen
not to institute immediate balance sheet changes to address

the down 100 basis point scenario.

In an alternate EVE scenario
where the value of our nonmaturity deposits are capped

at their book value, we are within policy guidelines.

As the interest rate environment and the dynamics of the

economy continue to change, additional simulations will be analyzed to
address not only the changing rate environment, but also

the changing balance sheet mix, measured over multiple

years, to help
assess the risk to the Company.

(1)

Down 200, 300 and 400 bp rate scenarios have been excluded

due to the current interest

rate environment.

(2)

For the rates down 100 bp scenario, the high negative

percentage change is due to a negative value

assigned to our
nonmaturity deposits.

Since we believe our nonmaturity deposits are

highly valued core franchise deposits,

we run an
alternate EVE calculation which caps the projected

value of our nonmaturity deposits at their book value.

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

and cost-effectiveness.

For 2020 and 2019, our principal
source of funding was client deposits, supplemented

by our short-term and long-term borrowings, primarily from our trust-
preferred securities, securities sold under repurchase agreements,

federal funds purchased and FHLB borrowings.

We believe that
the cash generated from operations, our borrowing capacity

and our access to capital resources are sufficient

to meet our future
operating capital and funding requirements.

At December 31, 2020, we had the ability to generate

approximately $1.198 billion in additional liquidity through all of our
available resources beyond our overnight funds sold

position.

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

The weighted-average maturity of our portfolio was 2.09

years at December
31, 2020 and had a net unrealized pre-tax gain of $3.7

million in the AFS portfolio.

Our average net overnight funds sold position (defined

as funds sold plus interest-bearing deposits with other banks less funds purchased) was $465.7 million in 2020 compared to

an average net overnight funds sold position of $238.0 million in 2019.

The
increase in this position in 2020 reflected strong deposit

growth, primarily related to government stimulus program

inflows
(primarily noninterest bearing deposits)

and runoff from the investment portfolio,

partially offset by higher growth in the loan
portfolio.

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

Long-Term

Borrowings

At December 31, 2020,

total advances from the FHLB consisted of $2.2 million

in outstanding debt comprised of seven notes.

In
2020,

the Bank made FHLB advance payments totaling $3.2 million.

One advance matured, and one was paid off, with no

new
fixed rate advances obtained in 2020. The FHLB notes are

collateralized by a blanket floating lien on all of our 1-4

family
residential mortgage loans, commercial real estate mortgage

loans, and home equity mortgage loans.

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

Financial Statements.

See Note 12 in the Notes to Consolidated Financial Statements for

additional information on long-term borrowings.

Table 15
CONTRACTUAL CASH OBLIGATIONS

Table 15 sets forth

certain information about contractual cash obligations

at December 31, 2020.

Payments Due By Period
(Dollars in Thousands) < 1 Yr > 1 – 3 Yrs > 3 – 5 Yrs > 5 Yrs Total
Warehouse

Lines
(1)
$ 74,782 $ - $ - $ - $ 74,782
Federal Home Loan Bank Advances 733 1,131 314 - 2,178
Note Payable 296 592 12 - 900
Subordinated Notes Payable - - - 52,887 52,887
Operating Lease Obligations 1,707 2,353 1,685 11,129 16,874
Time Deposit Maturities 83,989 14,094 3,511 - 101,594
Total Contractual

Cash Obligations
$ 86,725 $ 18,170 $ 5,522 $ 64,016 $ 174,433
(1)

Used to fund HFS loan portfolio at CCHL

Capital

Shareowners’ equity was $320.8 million at December

31, 2020 compared to $327.0 million at December 31, 2019.

During 2020,
shareowners’ equity was positively impacted by net

income of $31.6 million, a $1.8 million increase in the unrealized gain on
investment securities, net adjustments totaling $1.4

million related to transactions under our stock compensation plans, stock
compensation accretion of $0.9 million, and a $0.4 million

increase in fair value of the interest rate swap related to subordinated debt.

Shareowners’ equity was reduced by an $18.2 million increase in the accumulated other comprehensive loss for our pension
plan, common stock dividends of $9.6 million ($0.57 per

share), a $3.1 million (net of tax) adjustment to retained earnings for the
adoption of CECL, reclassification of $9.4 million to

temporary equity to increase the redemption value of the non-controlling interest in CCHL, and share repurchases of $2.0 million

(99,952 shares).

Shareowners' equity as of December 31, for each of

the last three years is presented below:

(Dollars in Thousands) 2020 2019 2018
Common Stock $ 168 $ 168 $ 167
Additional Paid-in Capital 32,283 32,092 31,058
Retained Earnings 332,528 322,937 300,177
Subtotal 364,979 355,197 331,402
Accumulated Other Comprehensive Loss, Net of Tax (44,142) (28,181) (28,815)
Total Shareowners’

Equity
$ 320,837 $ 327,016 $ 302,587

We continue

to maintain a strong capital position.

The ratio of shareowners' equity to total assets at year-end was 8.45

%, 10.59%,
and 10.23%, in 2019, 2018, and 2018, respectively.

Further, our tangible common equity,

was 6.25% at December 31, 2020
compared to 8.06% at December 31, 2019, respectively.

The reduction in ratios in 2020 primarily reflected the significant growth in assets during the year.

We are subject

to regulatory risk-based capital requirements that measure

capital relative to risk-weighted assets and off-balance
sheet financial instruments.

At December 31, 2020, our total risk-based capital ratio

was 17.30% compared to 17.90% at
December 31, 2019.

Our common equity tier 1 capital ratio was 13.71% and 14.47%,

respectively, on these dates.

Our leverage
ratio was 9.33% and 11.25%, respectively,

on these dates.

For a detailed discussion of our regulatory capital requirements,

refer
to the “Regulatory Considerations – Capital Regulations”

section on page 14.

See Note 17 in the Notes to Consolidated Financial
Statements for additional information as to our capital

adequacy.

At December 31, 2020,

our common stock had a book value of $19.05 per diluted share compared to $19.40 at December 31,
2019.

Book value is impacted by the net unrealized gains and losses on investment securities.

At December 31, 2020,

the net
unrealized gain was $2.7 million compared to $0.9

million at December 31, 2019.

Book value is also impacted by the recording
of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification
Topic 715.

At December 31, 2020,

the net pension liability reflected in accumulated other comprehensive loss was $47.3 million
compared to $29.0 million at December 31, 2019.

The unfavorable adjustment to our unfunded pension

liability was attributable
to the lower discount rate used to calculate the present

value of the pension obligation.

The lower discount rate reflected the
significant decline in long-term interest rates in 2020.

This adjustment also unfavorably impacted our tangible capital ratio.

Further, book value is impacted by

the periodic adjustment made to record temporary equity at redemption value.

At December
31, 2020, $9.4 million had been reclassified from retained

earnings to temporary equity during 2020 to increase the redemption value of the non-controlling interest in CCHL.

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

99,952 shares were
repurchased in 2020 at an average price of $20.39 and 77,000 shares were repurchased in 2019 at an average price of $23.40.

Since 2014, a total of 1,361,682 shares of our outstanding

common stock have been repurchased at an average price of

$17.93
under our stock repurchase plans.

Dividends

Adequate capital and financial strength is paramount

to our stability and the stability of our subsidiary bank.

Cash dividends
declared and paid should not place unnecessary strain

on our capital levels.

When determining the level of dividends the
following factors are considered:

●

Compliance with state and federal laws and regulations;
●

Our capital position and our ability to meet our financial obligations;
●

Projected earnings and asset levels; and
●

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

See Note 19 in the Notes to Consolidated Financial Statements.

At December 31, 2020,

we had $756.9 million in commitments to extend credit and $6.5 million in standby letters of credit.

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

The increase in commitments to extend credit in 2020 reflected the addition of interest rate
lock commitments for CCHL which are funded through

warehouse lines of credit.

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

In the event these commitments
require funding in excess of historical levels, management

believes current liquidity,

investment security maturities, available
advances from the FHLB and Federal Reserve Bank, and

warehouse lines of credit provide a sufficient source

of funds to meet
these commitments.

In conjunction with the sale and securitization of loans

held for sale and their related servicing rights, we may be

exposed to
liability resulting from recourse, repurchase and

make-whole agreements.

If it is determined subsequent to our sale of a loan or
its related servicing rights that a breach of the representatio ns or warranties made in the applicable sale agreement

has occurred,
which may include guarantees that prepayments will not

occur within a specified and customary time frame, we

may have an
obligation to either (a) repurchase the loan for the unpaid

principal balance, accrued interest and related advances,

(b) indemnify
the purchaser against any loss it suffers or

(c) make the purchaser whole for the economic benefits of the loan and its related
servicing rights.

Our repurchase, indemnification and make-whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage

loan at the time a claim is made. We

establish reserves for estimated losses
of this nature inherent in the origination of mortgage loans by estimating the losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced.

The reserve will include accruals for probable contingent losses in addition to those identified in the pipeline of claims received.

The estimation process is designed to include amounts based on actual losses experienced from actual activity.

FOURTH QUARTER,

2020 FINANCIAL RESULTS

Results of Operations

We realized net

income of $7.7 million, or $0.46 per diluted share for the fourth quarter of 2020 compared to $10.4 million, or
$0.62 per diluted share for the third quarter of 2020.

The decrease in earnings reflected a $4.5 million decrease in noninterest
income, a $1.0 million increase in noninterest expense,

and a $0.1 million

decrease in net interest income, partially offset by a

$2.6
million decrease in the non-controlling interest in earnings from CCHL, and lower income taxes of $0.3 million.

Tax-equivalent

net interest income for the fourth quarter of 2020 was $25.1 million compared to $25.2 million for the third quarter
of 2020.

The decrease reflected lower rates earned on investment securities and variable/adjustable rate loans.

Our net interest
margin for the fourth quarter of 2020 was 3.00%,

a decrease of 12 basis points from the third quarter of 2020.

Our net interest margin for the fourth quarter

of 2020 was 3.00%, a decrease of 12 basis points from

the third quarter of 2020
driven by a higher level of overnight funds reflective of

seasonal public fund inflows and continued growth in core deposits.

Our
net interest margin for the fourth quarter of 2020,

excluding the impact of overnight funds in excess of $200 million,

was 3.50%.

The provision for credit losses was $1.3 million

for both the third and fourth quarters of 2020.

The provision for the fourth
quarter reflected a slight build in additional reserves held for COVID-19 exposure.
Noninterest income for the fourth quarter of 2020

totaled $30.5 million compared to $35.0 million for the third quarter of 2020
with the decrease attributable to lower mortgage

banking revenues of $5.3 million, partially offset by

higher deposit activity fees
of $0.5 million and wealth management fees of $0.3

million.

The decline in mortgage banking revenues reflected a seasonal slowdown in loan production and a lower gain on sale margin.

Noninterest expense for the fourth quarter of 2020

totaled $41.3 million compared to $40.3 million for the third quarter of 2020
with the increase primarily attributable to higher compensation expense of $0.6 million and other real estate expense of $0.3 million.

The increase in compensation reflected higher commission expense of $0.2 million, salary expense of $0.2 million, and
cash incentive expense of $0.2 million.

Valuation

adjustments totaling $0.5 million for two properties drove the increase in other
real estate expense.

In addition, we recognized $0.4 million in expenses during

the fourth quarter of 2020 related to additional
funding of our foundation and consulting/legal costs for

a strategic initiative.

We realized income

tax expense of $2.8 million (effective rate of 22%)

for the fourth quarter of 2020 compared to $3.2 million
(effective rate of 17%) for the third quarter

of 2020.

Tax expense for

the fourth quarter of 2020 was unfavorably impacted by a
$0.3 million discrete tax expense.

Discussion of Financial Condition

Average earning

assets were $3.337 billion for the fourth quarter of 2020, an increase of $113.6 million, or 3.5%, over the third
quarter of 2020 attributable to a higher level of

deposits primarily seasonal public fund inflows and growth

in core deposits.

Average loans

HFI decreased $11.7 million, or 0.6%, from

the third quarter of 2020,

partially due to SBA PPP loan pay-offs.

Period-end HFI loans increased $8.3 million, or 0.4%, over

the third quarter of 2020 and reflected higher home equity,
construction, and residential loan balances.

At December 31, 2020, SBA PPP loans of $150,000 or less totaled

$69 million.

SBA
PPP loan fees totaled approximately $0.8 million for the

fourth quarter of 2020 and $0.6 million for the third

quarter of 2020.

At
December 31, 2020 we had $3.2 million (net) in deferred

SBA PPP loan fees.

Nonperforming assets (nonaccrual loans and OREO) totaled

$6.7 million at December 31, 2020, comparable

to September 30,
2020.

Nonaccrual loans totaled $5.9 million at December 31, 2020, a

$0.4 million increase over September 30, 2020.

The
balance of OREO totaled $0.8 million at December

31, 2020, a decrease of $0.4 million from September 30,

2020.

We continue

to analyze our loan portfolio for segments that have been affected by the stressed economic and business conditions
caused by the pandemic.

To assist our clients, in

mid-March of 2020, we began allowing short term 60 to 90

day loan extensions
for affected borrowers.

We have extended

loans totaling $333 million of which 75% were for commercial borrowers and 25%
were for consumer borrowers.

At December 31, 2020, approximately $324 million,

or 97% of the loan balances associated with
these borrowers have resumed making regularly scheduled

payments compared to $285 million, or 88% of the loan

balances at
September 30, 2020.

Average total

deposits were $3.066 billion for the fourth quarter of 2020, an increase of $94.9 million, or 3.2%, over the third
quarter of 2020 and reflected growth in core deposits of

$64.9 million and higher public fund balances of $30 million.

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

Allowance for Credit Losses
.

The amount of the allowance for credit losses represents

management's best estimate of current
expected credit losses considering available information,

from internal and external sources, relevant to assessing exposure to
credit loss over the contractual term of the instrument.

Relevant available information includes historical credit

loss experience,
current conditions,

and reasonable and supportable forecasts.

While historical credit loss experience

provides

the basis for the
estimation of expected credit losses, adjustments to historical loss information may be made for changes in loan risk

grades, loss
experience trends, loan prepayment trends, differences

in current portfolio-specific risk characteristics, environmental conditions,
future expectations, or other relevant factors.

While management utilizes its best judgment and information available,

the
ultimate adequacy of our allowance accounts is dependent

upon a variety of factors beyond our control, including the
performance of our portfolios, the economy,

changes in interest rates and the view of the regulatory authorities toward classification of assets.

Goodwill
.

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

Pension Assumptions .

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

and
unrecognized actuarial amounts.

The most significant assumptions used in calculating

the pension obligation are the weighted-
average discount rate used to determine the present value

of the pension obligation, the weighted-average expected

long-term rate
of return on plan assets, and the assumed rate of

annual compensation increases.

These assumptions are re-evaluated annually
with the external actuaries, taking into consideration both

current market conditions and anticipated long-term market conditions.

The discount rate is determined by matching the anticipated

defined pension plan cash flows to the spot rates of

a corporate Aa-
rated bond index/yield curve and solving for the single

equivalent discount rate which would produce the same present value.

This methodology is applied consistently from year-to-year.

The discount rate utilized in 2020 was 3.53%.

The estimated impact
to 2020 pension expense of a 25 basis point increase or

decrease in the discount rate would have been a decrease and increase of approximately $934,000 and $907,000,

respectively.

We anticipate using

a 2.88%

discount rate in 2021.

Based on the balances at the December 31, 2020

measurement date, the estimated impact in accumulated other

comprehensive
income of a 25 basis point increase or decrease in

the discount rate is a decrease or increase of approximately $6.6 million (after-
tax).

The weighted-average expected long-term rate of return

on plan assets is determined based on the current

and anticipated future
mix of assets in the plan.

The assets currently consist of equity securities, U.S. Government and Government agency debt
securities, and other securities (typically temporary liquid funds awaiting investment).

The weighted-average expected long-term
rate of return on plan assets utilized for 2020 was 7.00%.

The estimated impact to 2020 pension expense of a 25 basis point increase or decrease in the rate of return would have been

an approximate $393,000 increase or decrease, respectively.

We
anticipate using a rate of return on plan assets of 6.75% for

2021.

The assumed rate of annual compensation increases of

4.00%

in 2020 reflected expected trends in salaries and the

employee
base.

We anticipate using

a compensation increase of 4.00% for 2021 reflecting current market trends.

Detailed information on the pension plan, the actuarially

determined disclosures, and the assumptions used are

provided in Note
13 of the Notes to Consolidated Financial Statements.

Income Taxes .

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
2020 2019
(Dollars in Thousands, Except

Per Share Data)
Fourth Third Second First Fourth Third Second First
Summary of Operations:
Interest Income $ 26,154 $ 26,166 $ 26,512 $ 27,365 $ 28,008 $ 28,441 $ 28,665 $ 27,722
Interest Expense 1,181 1,044 1,054 1,592 1,754 2,244 2,681 2,814
Net Interest Income 24,973 25,122 25,458 25,773 26,254 26,197 25,984 24,908
Provision for Credit Losses 1,342 1,308 2,005 4,990 (162) 776 646 767
Net Interest Income After

Provision for Credit Losses
23,631 23,814 23,453 20,783 26,416 25,421 25,338 24,141
Noninterest Income 30,523 34,965 30,199 15,478 13,828 13,903 12,770 12,552
Noninterest Expense 41,348 40,342 37,303 30,969 29,142 27,873 28,396 28,198
Income Before Income Taxes 12,806 18,437 16,349 5,292 11,102 11,451 9,712 8,495
Income Tax Expense 2,833 3,165 2,950 1,282 2,537 2,970 2,387 2,059
(Income) Loss Attributable to NCI
(1)
(2,227) (4,875) (4,253) 277 - - - -
Net Income Attributable to CCBG 7,746 10,397 9,146 4,287 8,565 8,481 7,325 6,436
Net Interest Income (Tax Equivalent) $ 25,082 $ 25,233 $ 25,564 $ 25,877 $ 26,378 $ 26,333 $ 26,116 $ 25,042

Per Common Share:
Basic Net Income $ 0.46 $ 0.62 $ 0.55 $ 0.25 $ 0.51 $ 0.51 $ 0.44 $ 0.38
Diluted Net Income 0.46 0.62 0.55 0.25 0.51 0.50 0.44 0.38
Cash Dividends Declared 0.15 0.14 0.14 0.14 0.13 0.13 0.11 0.11
Diluted Book Value 19.05 20.20 19.92 19.50 19.40 19.14 18.76 18.35
Diluted Tangible Book Value
(2)
13.76 14.90 14.62 14.20 14.37 14.09 13.70 13.31
Market Price:
High 26.35 21.71 23.99 30.62 30.95 28.00 25.00 25.87
Low 18.14 17.55 16.16 15.61 25.75 23.70 21.57 21.04
Close 24.58 18.79 20.95 20.12 30.50 27.45 24.85 21.78

Selected Average Balances:
Loans Held for Investment $ 1,993,470 $ 2,005,178 $ 1,982,960 $ 1,847,780 $ 1,834,085 $ 1,824,685 $ 1,814,401 $ 1,772,967
Earning Assets 3,337,409 3,223,838 3,016,772 2,751,880 2,694,700 2,670,081 2,719,217 2,704,802
Total Assets 3,652,436 3,539,332 3,329,226 3,038,788 2,982,204 2,959,310 3,010,662 2,996,511
Deposits 3,066,136 2,971,277 2,783,453 2,552,690 2,524,951 2,495,755 2,565,431 2,564,715
Shareowners’ Equity 343,674 340,073 333,515 331,891 326,904 320,273 313,599 307,262
Common Equivalent Average Shares:
Basic 16,763 16,771 16,797 16,808 16,750 16,747 16,791 16,791
Diluted 16,817 16,810 16,839 16,842 16,834 16,795 16,818 16,819

Performance Ratios:
Return on Average Assets 0.84% 1.17% 1.10% 0.57% 1.14% 1.14% 0.98% 0.87%
Return on Average Equity 8.97 12.16 11.03 5.20 10.39 10.51 9.37 8.49
Net Interest Margin (FTE) 3.00 3.12 3.41 3.78 3.89 3.92 3.85 3.75
Noninterest Income as % of Operating Revenue 55.00 58.19 54.26 37.52 34.50 34.67 32.95 33.51
Efficiency

Ratio
74.36 67.01 66.90 74.89 72.48 69.27 73.02 75.01

Asset Quality:
Allowance for Credit Losses $ 23,816 $ 23,137 $ 22,457 $ 21,083 $ 13,905 $ 14,319 $ 14,593 $ 14,120
Allowance for Credit Losses

to Loans HFI
1.19% 1.16% 1.11% 1.13% 0.75% 0.78% 0.79% 0.78%
Nonperforming Assets ("NPA's")
6,679 6,732 8,025 6,337 5,425 5,454 6,632 6,949
NPA’s

to Total Assets
0.18 0.19 0.23 0.21 0.18 0.19 0.22 0.23
NPA’s

to Loans plus ORE
0.33 0.34 0.40 0.34 0.29 0.30 0.36 0.39
Allowance to Non-Performing Loans HFI
405.66 420.30 322.37 432.61 310.99 290.55 259.55 279.77
Net Charge-Offs to Average

Loans HFI
0.09 0.11 0.05 0.23 0.05 0.23 0.04 0.20

Capital Ratios:
Tier 1 Capital 16.19% 16.77% 16.59% 16.12% 17.16% 16.83% 16.36% 16.34%
Total Capital 17.30 17.88 17.60 17.19 17.90 17.59 17.13 17.09
Common Equity Tier 1 Capital 13.71 14.20 14.01 13.55 14.47 14.13 13.67 13.62
Leverage 9.33 9.64 10.12 10.81 11.25 11.09 10.64 10.53
Tangible Common Equity
(2)
6.25 7.16 7.21 7.98 8.06 8.31 7.83 7.56
(1)

Acquired 51% membership interest

in Brand Mortgage Group, LLC

re-named Capital City Home Loans on March

1, 2020 - fully consolidated
(1)

Diluted tangible book value and tangible common equity ratio are non-GAAP financial measures. For additional information,

including a reconciliation to GAAP,

refer to page 32.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED FINANCIAL

STATEMENTS

PAGE

64
Report of Independent Registered Public Accounting

Firm

67 Consolidated Statements of Financial Condition

68 Consolidated Statements of Income

69 Consolidated Statements of Comprehensive Income

70
Consolidated Statements of Changes in Shareowners’

Equity

71 Consolidated Statements of Cash Flows

72 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting

Firm

To the Shareowners

and the Board of Directors of Capital City Bank Group,

Inc.

Opinion on the Financial Statements

We have

audited the accompanying

consolidated balance sheets of

Capital City Bank Group,

Inc. (the Company) as

of December
31, 2020

and 2019, the

related consolidated

statements of income,

comprehensive income,

shareholders’ equity,

and cash flows
for each

of the three

years in

the period

ended December

31, 2020,

and the

related notes

(collectively referred

to as

the
“consolidated financial

statements”). In our

opinion, the consolidated

financial statements present

fairly, in

all material respects,
the financial position of the Company

at December 31, 2020 and 2019, and

the results of its operations and its cash

flows for each
of the three years in the period ended December 31, 2020,

in conformity with U.S. generally accepted accounting principles.

We also

have audited,

in accordance

with the

standards of

the Public

Company Accounting

Oversight Board

(United States)
(PCAOB), the Company’s

internal control

over financial

reporting as

of December

31, 2020,

based on

criteria established

in
Internal Control

-Integrated Framework

issued by

the Committee

of Sponsoring

Organizations of

the Treadway

Commission
(2013 framework) and our report dated March 1, 2021   expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note

1

to the consolidated financial

statements, the Company

changed its method for

accounting for credit losses
in 2020.

As explained

below, auditin

g

the Company’s

allowance for

credit losses,

including adoption

of the

new accounting
guidance related to the estimate of allowance for credit losses,

was a critical audit matter.

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

financial statements

,
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

Critical Audit Matters

The critical audit

matters communicated

below are matters

arising from

the current

period audit of

the financial

statements that
were communicated or

required to be communicated

to the audit committee

and that: (1) relate

to accounts or disclosures

that are
material to

the financial

statements and

(2) involved

especially challenging,

subjective or

complex judgments.

The
communication of critical

audit matters does not

alter in any way

our opinion on

the consolidated financial

statements, taken as a
whole, and

we are

not, by

communicating the

critical audit

matters below,

providing a

separate opinion

on the

critical audit
matters or on the accounts or disclosures to which they

relate.

Allowance for Credit Losses
Description of
the Matter
The Company’s

loans held

for investment

portfolio totaled

$2.0 billion

as of

December 31,
2020, and the associated

ACL was $23.8 million.

As discussed above and

in Note 1 and Note

3
to the

consolidated financial

statements, the

Company adopted

ASU No.

2016-13, Financial
Instruments-

Credit Losses,

also known

as Current

Expected Credit

Losses (“CECL”).

Upon
adoption, the

Company recorded

a pre

-tax cumulative

-effect transition

adjustment increasing
the allowance

for credit

losses (ACL)

on loans

by $3.3

million.

The ACL

is an

amount,
established through

the use

of forecast

models, which

represents management’s

estimate of
current expected credit losses over

the contractual life of the loans. The

ACL is estimated based
on historical and expected

credit loss patterns including the

reasonable and supportable forecast
periods. Management applies judgment in the assignment

of probabilities to economic scenarios
included within

the modeled forecast

periods, including the

selection of macroeconomic
variables (MEV),

the length

of the forecast

and reversion

period, as well

as the application

of
qualitative adjustments to the model calculation deemed

necessary to estimate the ACL.

Auditing management’s

estimate of the

ACL involved a

high degree of

subjectivity due

to the
judgment involved

in management’s

determination of

the probabilities

assigned to

the
economic scenarios

utilized within

the reasonable

and supportable

forecast peri

ods and

the
application of

qualitative adjustments to

the modeled calculations.

Management’s judgment

of
the future economic

conditions and qualitative

adjustments to the model

calculation could have
a significant impact on the ACL.

How We
Addressed the
Matter in Our
Audit
Our considerations

and procedures

performed included

evaluation of

the process

utilized by
management to challenge

the model results and

resulting estimate of the

ACL as of the balance
sheet date. We

obtained an understanding

of the Company’s

process for establishing

the ACL,
including management’s

determination of

the probabilities assigned

to the economic

scenarios
utilized within the

reasonable and

supportable forecast

periods and the

qualitative adjustments
applied to the ACL model calculation.

We evaluated

the design and tested the operating
effectiveness of

the controls

associated with

the ACL

process, including

controls around

the
reliability and accuracy

of data used

in the model,

management’s review

and approval of

both
the selection of

and probabilities assigned

to the economic

scenarios utilized within

the
reasonable and supportable

forecast periods and

the qualitative adjustments to

the model
calculation, the

governance of

the credit

loss methodology,

and management’s

review and
approval of the ACL.

To test

the ACL estimate,

our audit procedures

included testing the

completeness and accuracy
of data

used by

the Company

within the

model to

estimate the

ACL as

well as

testing the
economic scenarios utilized within

the model for the reasonable

and supportable forecast
periods by

evaluating the

probabilities assigned,

model results,

qualitative model

adjustments
applied to the model

calculation, and comparing

loss history and industry

data to actual results.
We involved

an internal specialist

to assist in

assessing the expected

credit loss methodology,
evaluating support

for key

quantitative modeling

assumptions such

as the

MEV,

probabilities
assigned to

the economic

scenarios and

forecasting period,

and testing

the appropriateness

of
qualitative adjustments

to the

model calculation.

Within the

testing performed,

considerations
were given to

the assumptions included

within each economic

scenario and probabilities
assigned and

how those

assumptions and

probabilities compared

to key

economic variables
available through

external sources.

Alternative sources

and scenarios

were also considered.

In
addition, we evaluated

the Company’s

estimate of the

ACL giving consideration

to the
Company’s borrowers,

loan portfolio,

and macroeconomic

trends, independen

tly obtained and
compared such information to comparable

financial institutions, and considered whether

new or
contrary information existed.

Pension Benefit Obligation
Description of
the Matter
The Company’s

pension benefit obligation

totaled $226 million

as of December

31, 2020, and
the fair

value of

plan assets

at year

-end was

$171.8 million,

resulting in

an unfunded

defined
benefit pension

obligation (PBO) of

$54.2 million.

As discussed in

Note 1 and

Note 15 to

the
consolidated financial

statements, the

Pension Benefit

Obligation (PBO)

is an

amount which
represents management’s

best estimate

of future

pension benefit

liabilities in

excess of

the
projected return

of fund

assets based

on actuarial

assumptions. The

Company recognizes

the
unfunded pension liability through other comprehensive

income in accordance with ASC 715.
Auditing the

PBO is complex

and required

the involvement

of actuarial

specialists due

to the
highly judgmental nature of the actuarial assumptions

(e.g. discount rate, expected rate of

return
on assets,

mortality rate,

inflation rate,

and future

compensation levels)

used in

the
measurement process. These assumptions have a significant

effect on the PBO.
How We
Addressed the
Matter in Our
Audit
We obtained

an understanding

of the

Company’s process

for establishing

the pension

benefit
obligation, including valuation

of plan assets. We

evaluated the design

and tested the operating
effectiveness of

the controls

and governance

over the

appropriateness of

the estimate

and
significant assumptions,

including but

not limited to

discount rates,

expected rate

of return on
assets, mortality rate, inflation rate, and future compensation levels.

To test

the pension

benefit obligation,

our audit

procedures included

evaluating the
methodology used, assessing

the qualifications of

management’s actuarial

specialists, and
reviewing the

significant actuarial

assumptions discussed

above and

the underlying

data used
by the

Company. We

compared the

actuarial assump

tions used

by management

to historical
trends and evaluated

the change in

the PBO from

prior year due

to the change

in service cost,
interest cost, actuarial

gains and losses,

benefit payments, contributions

and other activities.

In
addition, we

involved an

actuarial specialist

to assist

with our

procedures. For

example, we
evaluated management’s

methodology for

determining the

discount rate

that reflects the
maturity and duration

of the benefit

payments and is

used to measure

the PBO. As

part of this
assessment, we compared

the projected cash

flows to prior

year and compared

the current year
benefits paid to the

prior year projected cash

flows. To

evaluate future compensation levels,

the
mortality rate

and the

inflation rate,

we assessed

whether the

information is

consistent with
publicly available

information, and

whether any

market data

adjusted for

the entity

-specific
adjustments were applied.

To evaluate

the expected return

on plan assets,

we assessed whether
management’s assumption

is consistent

with a

range of

returns for

a portfolio

of comparative
investments. We

tested the valuation

of the pension

plan assets as

of the balance

sheet date by
comparing asset fair values to an

independent pricing source based on tolerable

variances set by
level of estimation uncertainty.

We also

tested the completeness and

accuracy of the underlying
data, including

the participant

data provided

to management’s

actuarial specialists.

Lastly, we
performed procedures

relating to

the application

of ASC

715, including

review of

entries
proposed by management’s

actuarial specialist, and footnote supporting detail.

/s/ Ernst & Young

LLP

We have served

as the Company’s auditor since

2007.

Tallahassee, Florida
March 1, 2021

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
As of December 31,
(Dollars in Thousands) 2020 2019
ASSETS
Cash and Due From Banks $
67,919
$
60,087
Federal Funds Sold and Interest Bearing Deposits
860,630
318,336
Total Cash and Cash

Equivalents
928,549
378,423
Investment Securities, Available

for Sale, at fair value
324,870
403,601
Investment Securities, Held to Maturity (fair value of $
175,175

and $
241,429
)
169,939
239,539
Total Investment

Securities
494,809
643,140
Loans Held For Sale, at fair value
114,039
9,509
Loans, Held for Investment
2,006,426
1,835,929
Allowance for Credit Losses
(23,816)
(13,905)
Loans Held for Investment, Net
1,982,610
1,822,024
Premises and Equipment, Net
86,791
84,543
Goodwill
89,095
84,811
Other Real Estate Owned
808
953
Other Assets
101,370
65,550
Total Assets $
3,798,071
$
3,088,953
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,328,809
$
1,044,699
Interest Bearing Deposits
1,888,751
1,600,755
Total Deposits
3,217,560
2,645,454
Short-Term

Borrowings
79,654
6,404
Subordinated Notes Payable
52,887
52,887
Other Long-Term

Borrowings
3,057
6,514
Other Liabilities
102,076
50,678
Total Liabilities
3,455,234
2,761,937
Temporary Equity
22,000
-
SHAREOWNERS’ EQUITY
Preferred Stock, $
.01

par value;
3,000,000

shares authorized; no shares issued and outstanding
- -
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,790,573

and
16,771,544

shares issued and outstanding at December 31, 2020 and

December 31, 2019, respectively
168
168
Additional Paid-In Capital
32,283
32,092
Retained Earnings
332,528
322,937
Accumulated Other Comprehensive Loss, Net of Tax
(44,142)
(28,181)
Total Shareowners’

Equity
320,837
327,016
Total Liabilities, Temporary

Equity, and Shareowners’

Equity
$
3,798,071
$
3,088,953
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
For the Years

Ended December 31,
(Dollars in Thousands, Except Per Share

Data)
2020 2019 2018
INTEREST INCOME
Loans, including Fees $
94,752
$
94,215
$
84,117
Investment Securities:
Taxable
10,176
13,122
12,081
Tax Exempt
98
312
787
Funds Sold
1,171
5,187
2,410
Total Interest Income
106,197
112,836
99,395
INTEREST EXPENSE
Deposits
1,548
6,840
4,243
Short-Term

Borrowings
1,690
109
110
Subordinated Notes Payable
1,472
2,287
2,167
Other Long-Term

Borrowings
161
257
371
Total Interest Expense
4,871
9,493
6,891
NET INTEREST INCOME
101,326
103,343
92,504
Provision for Credit Losses
9,645
2,027
2,921
Net Interest Income After Provision for Credit Losses
91,681
101,316
89,583
NONINTEREST INCOME
Deposit Fees
17,800
19,472
20,093
Bank Card Fees
13,044
11,994
11,378
Wealth Management

Fees
11,035
10,480
8,711
Mortgage Banking Revenues
63,344
5,321
4,735
Other
5,942
5,786
6,648
Total Noninterest

Income
111,165
53,053
51,565
NONINTEREST EXPENSE
Compensation
96,280
66,352
63,921
Occupancy, Net
22,659
18,436
18,503
Other Real Estate Owned, Net
104
546
(442)
Other
30,919
28,275
29,521
Total Noninterest

Expense
149,962
113,609
111,503
INCOME BEFORE INCOME TAXES
52,884
40,760
29,645
Income Tax Expense

10,230
9,953
3,421
NET INCOME $
42,654
$
30,807
$
26,224
Pre-Tax Income

Attributable to Noncontrolling Interests
(11,078)
-
-
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
31,576
$
30,807
$
26,224
BASIC NET INCOME PER SHARE $
1.88
$
1.84
$
1.54
DILUTED NET INCOME PER SHARE $
1.88
$
1.83
$
1.54
Average Basic Common

Shares Outstanding
16,785
16,770
17,029
Average Diluted

Common Shares Outstanding
16,822
16,827
17,072
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
For the Years

Ended December 31,
(Dollars in Thousands) 2020 2019 2018
NET INCOME $
31,576
$
30,807
$
26,224
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
2,437
3,790
(409)
Amortization of unrealized losses on securities transferred

from

available for sale to held to maturity
36
43
55
Total Investment

Securities
2,473
3,833
(354)
Derivative:
Change in net unrealized gain (loss) on effective

cash flow derivative
574
-
-
Benefit Plans:
Reclassification adjustment for amortization of prior service cost
(880)
15
199
Reclassification adjustment for amortization of net loss
4,391
4,623
5,299
Current year actuarial loss
(27,924)
(7,642)
(815)
Total Benefit Plans
(24,413)
(3,004)
4,683
Other comprehensive (loss) income, before

tax:
(21,366)
829
4,329
Deferred tax benefit (expense) related to other comprehensive income
5,405
(195)
(1,100)
Other comprehensive (loss) income, net of tax
(15,961)
634
3,229
TOTAL COMPREHENSIVE

INCOME
$
15,615
$
31,441
$
29,453
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
Accumulated
Other
Comprehensive
(Loss) Income,

Net of Taxes
(Dollars in Thousands, Except
Per Share Data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings Total
Balance, January 1, 2018
16,988,951
$
170
$
36,674
$
279,410
$
(32,044)
$
284,210
Net Income
-
-
26,224
-
26,224
Other Comprehensive Loss, Net of Tax
-
-
-
3,229
3,229
Cash Dividends ($
0.32

per share)
-
-
(5,457)
-
(5,457)
Stock Based Compensation
-
1,421
-
-
1,421
Stock Compensation Plan Transactions, net

83,061
-
990
-
-
990
Repurchase of Common Stock
(324,441)
(3)
(8,027)
-
-
(8,030)
Balance, December 31, 2018
16,747,571
167
31,058
300,177
(28,815)
302,587
Net Income -
-
-
30,807
-
30,807
Other Comprehensive Income, Net of Tax -
-
-
-
634
634
Cash Dividends ($
0.48

per share)
-
-
-
(8,047)
-
(8,047)
Stock Based Compensation -
-
1,569
-
-
1,569
Stock Compensation Plan Transactions, net

100,973
1
1,270
-
-
1,271
Repurchase of Common Stock
(77,000)
-
(1,805)
-
-
(1,805)
Balance, December 31, 2019
16,771,544
168
32,092
322,937
(28,181)
327,016
Impact of Adopting ASC 326 (CECL) -
-
-
(3,095)
-
(3,095)
Net Income -
-
-
31,576
-
31,576
Reclassification to Temporary Equity
(1)
-
-
-
(9,323)
-
(9,323)
Other Comprehensive Income, Net of Tax -
-
-
-
(15,961)
(15,961)
Cash Dividends ($
0.57

per share)
-
-
-
(9,567)
-
(9,567)
Stock Based Compensation -
-
892
-
-
892
Stock Compensation Plan Transactions, net

118,981
1
1,340
-
-
1,341
Repurchase of Common Stock
(99,952)
(1)
(2,041)
-
-
(2,042)
Balance, December 31, 2020
16,790,573
$
168
$
32,283
$
332,528
$
(44,142)
$
320,837
(1)
Adjustments to redemption value for non-controlling interest in CCHL
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
For the Years

Ended December 31,
(Dollars in Thousands) 2020 2019 2018
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income

$
31,576
$
30,807
$
26,224
Adjustments to Reconcile Net Income to Cash From Operating

Activities:

Provision for Credit Losses
9,645
2,027
2,921

Depreciation
7,230
6,253
6,453

Amortization of Premiums, Discounts, and Fees, net
7,533
5,206
6,698

Originations of Loans Held-for-Sale
(606,337)
(232,259)
(177,742)

Proceeds From Sales of Loans Held-for-Sale
565,151
234,940
180,425

Net Gain From Sales of Loans Held-for-Sale
(63,344)
(5,321)
(4,735)

Net Additions for Capitalized Mortgage Servicing Rights
(2,792)
-
-

Change in Valuation

Provision for Mortgage Servicing Rights
250
-
-

Stock Compensation
892
1,569
1,421

Net Tax Benefit from

Stock Compensation
(84)
(14)
(41)

Deferred Income Taxes
(53)
1,225
4,837

Net Change in Operating Leases
(156)
90
-

Net Loss (Gain) on Sales and Write-Downs

of Other Real Estate Owned
(393)
214
(935)

Impairment Loss on Premises (Hurricane Damage)
-
-
(1,213)

Proceeds From Insurance Claim for Operating Loss
-
268
-

Loss on Disposal of Premises and Equipment
-
30
87

Net (Increase) Decrease in Other Assets
(38,353)
9,830
7,168

Net Increase (Decrease) in Other Liabilities
40,624
(1,176)
(16,942)

Net Cash (Used In) Provided By Operating Activities
(48,611)
53,689
34,626
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(32,250)
(92,186)
(102,428)

Payments, Maturities, and Calls
99,251
68,185
100,131
Securities Available

for Sale:

Purchases
(108,728)
(119,685)
(132,895)

Payments, Maturities, and Calls
186,499
162,260
161,332
Purchase of Loans Held for Investment
(43,804)
(25,256)
(26,070)
Net Increase in Loans
(130,020)
(39,608)
(98,068)
Net Cash Paid for Brand Acquisition
(2,405)
-
-
Proceeds From Insurance Claims on Premises
-
814
663
Proceeds From Sales of Other Real Estate Owned
2,835
2,360
4,774
Purchases of Premises and Equipment, net
(9,738)
(3,759)
(1,458)
Noncontrolling Interest Contributions
5,766
-
-
Net Cash Used In Investing Activities
(32,594)
(46,875)
(94,019)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
572,106
113,598
61,979
Net Increase (Decrease) in Short-Term

Borrowings
73,156
(7,497)
2,551
Repayment of Other Long-Term

Borrowings
(3,363)
(1,694)
(1,889)
Dividends Paid
(9,567)
(8,047)
(5,457)
Payments to Repurchase Common Stock
(2,042)
(1,805)
(8,030)
Issuance of Common Stock Under Compensation Plans
1,041
1,054
797
Net Cash Provided By Financing Activities
631,331
95,609
49,951
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
550,126
102,423
(9,442)
Cash and Cash Equivalents at Beginning of Year
378,423
276,000
285,442
Cash and Cash Equivalents at End of Year $
928,549
$
378,423
$
276,000
Supplemental Cash Flow Disclosures:

Interest Paid
$
4,841
$
9,521
$
6,879

Income Taxes Paid
$
9,171
$
6,255
$
157
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate

Owned
$
2,297
$
1,298
$
2,140
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

Capital City Bank (“CCB”
or the “Bank” and together with CCBG, the “Company

”).

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
impairment.

Business Combination

On March 1, 2020, CCB completed its acquisition of

a
51
% membership interest in
Brand Mortgage Group, LLC

(“Brand”),
which is now operated as Capital City Home Loans (“CCHL”).

CCHL was consolidated into CCBG’s financial

statements
effective March 1, 2020.

Assets acquired totaled $
52

million (consisting primarily of loans held for sale)

and liabilities assumed
totaled $
42

million (consisting primarily of warehouse line borrowings).

The primary reasons for the acquisition and strategic
alliance with Brand was to gain access to an expanded residential mortgage product line-up and investor base (including

a
mandatory delivery channel for loan sales), to hedge

our net interest income business and to generate other

operational synergies
and cost savings.

CCB made a $
7.1

million cash payment for its
51
% membership interest and entered into a buyout agreement
for the remaining
49
% noncontrolling interest resulting in temporary equity with a fair value of $
7.4

million.

Goodwill totaling
$
4.3

million was recorded in connection with this acquisition.

Factors that contributed to the purchase price resulting in goodwill include Brand’s strong

management team and expertise in the mortgage industry,

historical record of earnings, and operational
synergies created as part of the strategic alliance.

At December 31, 2020, $
9.3

million was reclassified from permanent equity to
temporary equity which reflects the increase in the

redemption value of the
49
% noncontrolling interest under the terms of the
buyout agreement.

Adoption of New Accounting Standard

On January 1, 2020, the Company adopted ASU 2016

-13
Financial Instruments – Credit Losses (Topic

326): Measurement of
Credit Losses on Financial Instruments
, which replaces the incurred loss methodology

with an expected loss methodology that is
referred to as the current expected credit loss (“CECL”) methodology.

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

The Company adopted ASC 326 using the modified retrospective method for all
financial assets measured at amortized cost and off

-balance sheet credit exposures.

Our accounting policies changed significantly with the

adoption of CECL on January 1, 2020.

Prior to January 1, 2020,
allowances were based on incurred credit losses in accordance with accounting policies disclosed in Note 1 of the Consolidated
Financial Statements included in the 2019 Form 10-K.

The adoption of ASC 326 (“CECL”) had an impact of $
4.0

million ($
3.3
million increase in the allowance for credit losses and

$
0.7

million increase in the allowance for unfunded loan commitments
(liability account)) that was offset by a corresponding

decrease in retained earnings of $
3.1

million and $
0.9

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
$
2,163
$
1,675
$
488
Real Estate - Construction
672
370
302
Real Estate - Commercial Mortgage
4,874
3,416
1,458
Real Estate - Residential
4,371
3,128
1,243
Real Estate - Home Equity
2,598
2,224
374
Consumer, Other Loans and

Overdrafts
2,496
3,092
(596)
Allowance for Credit Losses on Loans
17,174
13,905
3,269
Other Liabilities:
Allowance for Credit Losses on Off-Balance Sheet

Credit Exposures
$
815
$
157
$
658

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

On March 26, 2020, the Federal Reserve reduced the amount

of the required reserve balance to
zero
.

The
average amount of the required reserve balance for

the year ended December 31, 2019 was $
29.7

million.

The Company maintains certain cash balances that are

restricted under warehouse lines of credit and master

repurchase
agreements.

The restricted cash balance at December 31, 2020 was $
0.6

million.

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

Certain equity securities with limited marketability,

such as stock in the Federal Reserve Bank and
the Federal Home Loan Bank, are classified as available

-for-sale and carried at cost.

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

Losses are charged against the allowance

when management believes the uncollectability of an available

-for-sale security is
confirmed or when either of the criteria regarding

intent or requirement to sell is met.

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

Securities
.

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

Interest income is accrued on the effective yield method

based on outstanding
principal balances and includes loan late fees.

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

The allowance for credit losses is adjusted by a credit loss provision which is
reported in earnings, and reduced by the charge

-off of loan amounts, net of recoveries.

Loans are charged off against the
allowance when management believes the uncollectability

of a loan balance is confirmed.

Expected recoveries do not exceed the
aggregate of amounts previously charged

-off and expected to be charged-off.

Expected credit loss inherent in non-cancellable
off-balance sheet credit exposures is accounted

for as a separate liability included in other liabilities.

Management estimates the allowance balance using

relevant available information, from internal and external

sources, relating to
past events, current conditions, and reasonable and supportable forecasts.

Historical loan default and loss experience provides the
starting basis for the estimation of expected credit losses.

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

For
loans with balances greater than $
250,000

the fair value of the collateral is obtained through independent appraisal of the
underlying collateral.

For loans with balances less than $
250,000
, the Company has made a policy election to measure expected loss for these individual loans utilizing loss rates for similar loan types.

The aforementioned measurement criteria are applied for
collateral dependent troubled debt restructurings.

Loans That Share Similar Risk Characteristics

(Pooled Loans)

The general steps in determining expected credit losses for

the pooled loan component of the allowance are as follows:
●

Segment loans into pools according to similar risk characteristics
●

Develop historical loss rates for each loan pool segment
●

Incorporate the impact of forecasts
●

Incorporate the impact of other qualitative factors

●

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

The primary inputs used to calculate expected cash

flows include historical loss rates which reflect probabil

ity of default (“PD”)
and loss given default (“LGD”), and prepayment rates.

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

These adjustments are based
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

Gains and losses from the sale of mortgage loans held

for sale are recognized based upon the difference

between the sales
proceeds and carrying value of the related loans upon

sale and are recorded in mortgage banking revenues on the consolidated statements of income. Sales proceeds reflect the cash

received from investors through the sale of the loan and servicing release
premium. If the related mortgage loan is sold servicing retained,

the MSR addition is recorded in mortgage banking revenues on the consolidated statements of income.

Mortgage banking revenues also includes the unrealized gains and losses associated with
the changes in the fair value of mortgage loans held

for sale, and the realized and unrealized gains and losses from derivative
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

Government National Mortgage Association (GNMA) optional

repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain

criteria from the securitized loan pool for which the institution provides
servicing.

At the servicer’s option and without GNMA’s

prior authorization, the servicer may repurchase such

a delinquent loan
for an amount equal to 100 percent of the remaining

principal balance of the loan.

Under FASB ASC Topic

860, “Transfers and
Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which

time the option
becomes unconditional.

When the Company is deemed to have regained effective

control over these loans under the
unconditional buy-back option, the loans can no longer be

reported as sold and must be brought back onto the balance sheet, regardless of whether there is intent

to exercise the buy-back option.

These loans are reported in other assets with the offsetting liability being reported in other liabilities.

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

Company accounts for all derivative instruments as free-
standing derivative instruments and does not designate

any for hedge accounting.

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

An other-than-
temporary impairment (i.e., recoverability is considered

remote when considering interest rates and loan pay off

activity) is
recognized as a write-down of the MSRs asset and the related valuation allowance (to the extent a valuation allowance

is
available) and then against earnings.

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

For both types of hedges, changes in the fair value of derivative

s

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

Leases

The Company has entered into various operating

leases, primarily for banking offices.

Generally, these leases have

initial lease
terms from one to ten years.

Many of the leases have one or more lease renewal options.

The exercise of lease renewal options is
at the Company’s sole discretion.

The Company does not consider exercise of any lease renewal options reasonably certain.

Certain of the lease contain early termination options.

No renewal options or early termination options have been

included in the
calculation of the operating right-of-use assets or operating lease liabilities.

Certain of the lease agreements provide for periodic
adjustments to rental payments for inflation.

At the commencement date of the lease, the Company recognizes a lease liability at
the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s
incremental borrowing rate.

As the majority of the Company's leases do not provide

an implicit rate, the Company uses its
incremental borrowing rate at the commencement date

in determining the present value of lease payments.

The incremental
borrowing rate is based on the term of the lease.

Incremental borrowing rates on January 1, 2019 were used

for operating leases
that commenced prior to that date.

At the commencement date, the company also recognizes a right

-of-use asset measured at (i)
the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement

date less
any lease incentives received; and (iii) any initial direct

costs incurred by the lessee.

Leases with an initial term of 12 months or
less are not recorded on the balance sheet.

For these short-term leases, lease expense is recognized

on a straight-line basis over
the lease term.

At December 31, 2020,

the Company had no leases classified as finance leases.

See Note 7 – Leases for
additional information.

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

See Note 8 – Goodwill for additional information
.

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

Noncontrolling Interest

To the extent

the Company’s interest in a consolidated

entity represents less than 100% of the entity’s

equity, the Company
recognizes noncontrolling interests in subsidiaries.

In the case of the CCHL acquisition (previously noted

under Business
Combination), the noncontrolling interest represents

equity which is redeemable or convertible for cash at the

option of the equity
holder and is classified within temporary equity in the

mezzanine section of the Consolidated Statements of Financial

Condition.

The call/put option is redeemable at the option of either

CCBG (call) or the noncontrolling interest holder (put) on or after
January 1, 2025, and therefore, not entirely within CCBG’s

control.

The subsidiary's net income or loss and related dividends are allocated to CCBG and the noncontrolling interest holder

based on their relative ownership percentages.

The noncontrolling
interest carrying value is adjusted on a quarterly basis to the higher of the carrying value or current redemption value,

at the
balance sheet date, through a corresponding adjustment

to retained earnings.

The redemption value is calculated quarterly and is
based on the higher of a predetermined book value or pre-tax earnings multiple.

To the extent the redemption

value exceeds the
fair value of the noncontrolling interest, the Company’s

earnings per share attributable to common shareowners

is adjusted by that
amount.

The Company uses an independent valuation expert to assist in estimating the fair value of the noncontrolling interest
using: 1) the discounted cash flow methodology under

the income approach, and (2) the guideline public company

methodology
under the market approach.

The estimated fair value is derived from equally weighting the result of each of the two
methodologies.

The estimation of the fair value includes significant assumptions concerning: (1) projected loan volumes; (2)
projected pre-tax profit margins; (3) tax

rates and (4) discount rates.

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

The majority of the Company’s revenue

-generating transactions are not subject to ASC 606, including revenue generated from
financial instruments, such as our loans, letters of credit,

and investment securities, and revenue related to the sale of residential mortgages in the secondary market, as these activities are

subject to other GAAP discussed elsewhere within our disclosures.

The
Company recognizes revenue from these activities as it is earned based on contractual terms, as transactions occur,

or as services
are provided and collectability is reasonably assured.

Descriptions of the major revenue-generating activities that are within the
scope of ASC 606, which are presented in the accompanying

statements of income as components of non-interest income are as
follows:

Deposit Fees - these represent general service fees

for monthly account maintenance and activity- or transaction

-based fees and
consist of transaction-based revenue, time-based revenue

(service period), item-based revenue or some other individual attribute-
based revenue.

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

obligation is completed each
month or quarter, which is the time that

payment is received. Also, retail brokerage fees are received from a third party broker-
dealer, for which the Company acts

as an agent, as part of a revenue-sharing agreement

for fees earned from customers that are
referred to the third party.

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

Accounting Standard Updates

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

Further,
ASU 2021-01, “Reference Rate Reform

(Topic

848): Scope,”
clarifies that certain optional expedients and exceptions

in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting

transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848
to capture the incremental consequences of the scope

clarification and to tailor the existing guidance to derivative instruments.

The Company is evaluating the impact of this ASU and

has not yet determined

if this ASU will have material effects on the
Company’s business operations

and consolidated financial statements.

ASU 2020-08, “Codification Improvements

to Subtopic 310-20, Receivables - Nonrefundable

Fees and Other Costs.”
ASU 2020-
08 clarifies the accounting for the amortization

of purchase premiums for callable debt securities with multiple call dates. ASU
2020-8 will be effective for the Company

on January 1, 2021 and is not expected to have a significant impact on Company’s
consolidated financial statements.

ASU 2020-09, “Debt (Topic

470): Amendments to SEC Paragraphs Pursuant to SEC Release No.

33-10762.”
ASU 2020-9
amends the ASC to reflect the issuance of an SEC rule

related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates

whose securities are pledged as collateral for registered

securities.
ASU 2020-09 will be effective for the Company

on January 4, 2021, concurrent with the effective date

of the SEC release, and is
not expected to have a significant impact on Company’s

consolidated financial statements.

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
2019.

All modifications are eligible as long as they are executed between

March 1, 2020 and the earlier of (i) December 31,
2020, or (ii) the 60th day after the end of the COVID-19

national emergency declared by the President of

the U.S.

Multiple
modifications of the same credits are allowed and

there is no cap on the duration of the modification. See MD&A (Credit
Quality/COVID-19 Exposure) for disclosure of the impact

to date.

Note 2
INVESTMENT SECURITIES
Investment Portfolio Composition
. The following table summarizes the amortized cost and related market value of investment
securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and

losses.
2020 2019
Amortize
d
Unrealize
d
Unrealize
d
Market
Amortize
d
Unrealize
d
Unrealize
d
Market
(Dollars in Thousands) Cost Gains Losses Value Cost Gain Losses Value
Available for

Sale
U.S. Government Treasury
$
103,547
$
972
$
-
$
104,519
$
231,996
$
849
$
67
$
232,778
U.S. Government Agency
205,972
2,743
184
208,531
155,706
697
325
156,078
States and Political Subdivisions
3,543
89
-
3,632
6,310
9
-
6,319
Mortgage-Backed Securities
456
59
-
515
693
80
-
773
Equity Securities
(1)
7,673
-
-
7,673
7,653
- -
7,653
Total

$
321,191
$
3,863
$
184
$
324,870
$
402,358
$
1,635
$
392
$
403,601
Held to Maturity
U.S. Government Treasury
$
5,001
$
13
$
-
$
5,014
$
20,036
$
15
$
9
$
20,042
States and Political Subdivisions
-
-
-
-
1,376
-
-
1,376
Mortgage-Backed Securities
164,938
5,223
-
170,161
218,127
2,064
180
220,011
Total

$
169,939
$
5,236
$
-
$
175,175
$
239,539
$
2,079
$
189
$
241,429
Total Investment

Securities
$
491,130
$
9,099
$
184
$
500,045
$
641,897
$
3,714
$
581
$
645,030

(1)

Includes Federal Home Loan Bank and Federal Reserve Bank

recorded at

cost of $
2.9

million and $
4.8

million, respectively,

at

December 31, 2020 and December 31, 2019.

Securities with an amortized cost of $
308.2

million and $
353.8

million at December 31, 2020 and December 31, 2019,
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

Investment Sales
. There were no sales of investment securities for each of the last three years.

Maturity Distribution
.

At December 31, 2020, the Company's investment securities had the following maturity distribution based
on contractual maturity.

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

Market

Amortized

Market
(Dollars in Thousands) Cost Value Cost Value
Due in one year or less $
104,382

$
105,245

$
5,001

$
5,014
Due after one through five years

28,057

28,269

-

-
Mortgage-Backed Securities
456
515
164,938
170,161
U.S. Government Agency

180,623

183,168

-

-
Equity Securities

7,673

7,673

-

-
Total

$
321,191

$
324,870

$
169,939

$
175,175

Unrealized Losses
. The following table summarizes the investment securities

with unrealized losses at December 31, aggregated
by major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months Greater Than 12 Months Total
Market Unrealized Market Unrealized Market Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
December 31, 2020
Available for

Sale
U.S. Government Agency
28,266
156
4,670
28
32,936
184
Total

28,266

156

4,670

28

32,936

184
December 31, 2019
Available for

Sale

U.S. Government Treasury $
9,955

$
-

$
93,310

$
67

$
103,265

$
67
U.S. Government Agency
36,361
244
17,364
81
53,725
325
States and Political Subdivisions

578

-

-

-

578

-
Mortgage-Backed Securities
8
-
-
-
8
-
Total

46,902

244

110,674

148

157,576

392

Held to Maturity
U.S. Government Treasury

-

-

15,022

9

15,022

9
States and Political Subdivisions
1,033
-
-
-
1,033
-
Mortgage-Backed Securities
22,581
42
16,027
138
38,608
180
Total

$
23,614

$
42

$
31,049

$
147

$
54,663

$
189

At December 31, 2020, there were
47

available-for-sale (“AFS”) securities with unrealized

losses totaling $
0.2

million.

All of
these positions were U.S. government agency securities

guaranteed by U.S. government sponsored entities.

Because the declines
in the market value of these securities are attributable

to changes in interest rates and not credit quality and because the

Company
has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity,

the
Company did not record any allowance for credit losses on

any investment securities at December 31, 2020.

Additionally, none
of the AFS or held-to-maturity securities held by the

Company were past due or in nonaccrual status at December 31,

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
credit loss is needed.

Note 3
LOANS HELD FOR INVESTMENT AND ALLOWANCE

FOR CREDIT LOSSES

Loan Portfolio Composition
.

The composition of the HFI loan portfolio at December

31 was as follows:

(Dollars in Thousands) 2020 2019
Commercial, Financial and Agricultural $
393,930

$
255,365
Real Estate – Construction

135,831

115,018
Real Estate – Commercial Mortgage

648,393

625,556
Real Estate – Residential
(1)

352,543

361,450
Real Estate – Home Equity

205,479

197,360
Consumer
(2)

270,250

281,180
Loans Held for Investment, Net of Unearned Income $
2,006,426

$
1,835,929

(1)

Includes loans in process with outstanding

balances of $
10.9

million and $
8.3

million for 2020 and 2019, respectively.
(2)

Includes overdraft balances of $
0.7

million and $
1.6

million for December 31, 2020 and 2019, respectively.

Net deferred fees, which include premiums on purchased

loans, included in loans were $
0.1

million at December 31, 2020 and net
deferred costs were $
1.8

million at December 31, 2019.

Net deferred fees at December 31, 2020 included $
3.2

million in net fees
for SBA PPP loans.

Accrued interest receivable on loans which is excluded

from amortized cost totaled $
6.9

million at December 31, 2020 and $
5.5
million at December 31, 2019, and is reported separately

in Other Assets.

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

Loan Purchases
.

The Company will periodically purchase newly originated 1-4

family real estate secured adjustable rate loans
from CCHL, a related party effective on

March 1, 2020 (see Note 1 – Significant Accounting Policies).

Loan purchases totaled
$
48.4

million and $
25.2

million for the years ended December 31, 2020 and December

31, 2019, respectively,

and were not credit
impaired.

Allowance for Loan Losses
.

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

This methodology is discussed further in Note 1 – Significant
Accounting Policies.

The following table details the activity in the allowance

for credit losses by portfolio segment for the year

s

ended December 31.

Allocation of a portion of the allowance to one category

of loans does not preclude its availability to absorb

losses in other
categories.

`
Commercial
,
Real Estate
Financial,

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
2020
Beginning Balance $
1,675
$
370
$
3,416
$
3,128
$
2,224
$
3,092
$
13,905
Impact of Adopting ASC
326
488
302
1,458
1,243
374
(596)
3,269
Provision for Credit Losses
578
1,757
1,865
940
486
3,409
9,035
Charge-Offs
(789)
-
(28)
(150)
(151)
(5,042)
(6,160)
Recoveries

252
50
318
279
178
2,690
3,767
Net Charge-Offs
(537)
50
290
129
27
(2,352)
(2,393)
Ending Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
2019
Beginning Balance $
1,434
$
280
$
4,181
$
3,400
$
2,301
$
2,614
$
14,210
Provision for Credit Losses
664
371
(1,129)
(301)
178
2,244
2,027
Charge-Offs
(768)
(281)
(214)
(400)
(430)
(2,878)
(4,971)
Recoveries
345
-
578
429
175
1,112
2,639
Net Charge-Offs
(423)
(281)
364
29
(255)
(1,766)
(2,332)
Ending Balance $
1,675
$
370
$
3,416
$
3,128
$
2,224
$
3,092
$
13,905
2018
Beginning Balance $
1,191
$
122
$
4,346
$
3,206
$
2,506
$
1,936
$
13,307
Provision for Credit Losses
428
139
(223)
331
137
2,109
2,921
Charge-Offs
(644)
(7)
(315)
(780)
(533)
(2,395)
(4,674)
Recoveries
459
26
373
643
191
964
2,656
Net Charge-Offs
(185)
19
58
(137)
(342)
(1,431)
(2,018)
Ending Balance $
1,434
$
280
$
4,181
$
3,400
$
2,301
$
2,614
$
14,210

On January 1, 2020, we adopted ASC 326 and recorded

a pre-tax cumulative effect transition adjustment of $
3.3

million.

The
adoption of ASC 326 is discussed further in Note 1

– Significant Accounting Policies/Adoption of New Accounting

Standards.

For the year ended December 31, 2020, the provision

for credit losses totaled $
9.0

million for held for investment loans and net
loan charge-offs totaled $
2.4

million.

See Note 21 – Commitments and Contingencies for information

on the provision for credit
losses related to off-balance sheet commitments.

The $
6.6

million build (provision of $9.0 million less net charge-offs of $2.4
million) in the allowance for credit losses for 2020 was attributable to a deterioration in economic conditions, primarily a high

er
rate of unemployment due to the COVID-19 pandemic

and its potential effect on rates of default.

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

The following table presents the aging of the amortized cost basis in accruing past due loans by class of loans at December

31,

30-59

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
2020
Commercial, Financial and Agricultural $
194
$
124
$
-
$
318
$
393,451
$
161
$
393,930
Real Estate – Construction

-
717
-
717
134,935
179
135,831
Real Estate – Commercial Mortgage

293
-
-
293
646,688
1,412
648,393
Real Estate – Residential

375
530
-
905
348,508
3,130
352,543
Real Estate – Home Equity

325
138
-
463
204,321
695
205,479
Consumer

1,556
342
-
1,898
268,058
294
270,250
Total Past Due Loans $
2,743
$
1,851
$
-
$
4,594
$
1,995,961
$
5,871
$
2,006,426
2019
Commercial, Financial and Agricultural $
489
$
191
$
-
$
680
$
254,239
$
446
$
255,365
Real Estate – Construction

300
10
-
310
114,708
-
115,018
Real Estate – Commercial Mortgage

148
84
-
232
623,890
1,434
625,556
Real Estate – Residential

629
196
-
825
359,233
1,392
361,450
Real Estate – Home Equity

155
20
-
175
196,388
797
197,360
Consumer

2,000
649
-
2,649
278,128
403
281,180
Total Past Due Loans $
3,721
$
1,150
$
-
$
4,871
$
1,826,586
$
4,472
$
1,835,929

Nonaccrual Loans
.

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
accrual by class of loans.

2020

2019
Nonaccrual Nonaccrual 90 + Days Nonaccrual Nonaccrual 90 + Days
With No With Still With No With Still
(Dollars in Thousands) ACL

ACL

Accruing ACL

ACL

Accruing
Commercial, Financial and Agricultural $
-
$
161
$
-
$
-
$
446
$
-
Real Estate – Construction

-
179
-
-
-
-
Real Estate – Commercial Mortgage

1,075
337
-
958
476
-
Real Estate – Residential

1,513
1,617
-
227
1,165
-
Real Estate – Home Equity

-
695
-
-
797
-
Consumer

-
294
-
-
403
-
Total Nonaccrual

Loans
$
2,588
$
3,283
$
-
$
1,185
$
3,287
$
-

The Company recognized $
52,000

and $
35,000

of interest income on nonaccrual loans for the years ended

December 31, 2020
and December 31, 2019, respectively.

Collateral Dependent Loans
.

The following table presents the amortized cost basis of collateral dependent loans at December 31:

2020
Real Estate Non Real Estate
(Dollars in Thousands)
Secured
Secured
Real Estate – Commercial Mortgage
3,900
-
Real Estate – Residential
3,022
-
Real Estate – Home Equity
219
-
Consumer
-
29
Total $
7,141
$
29

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

Residential Real Estate Loans In Process

of Foreclosure
.

At December 31, 2020 and December 31, 2019, the Company

had $
1.6
million and $
1.2

million, respectively,

in 1-4 family residential real estate loans for which formal foreclosure proceedings were in
process.

Troubled

Debt Restructurings (“TDRs”)
.

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

The impact of the TDR modifications and defaults are factored into the
allowance for credit losses on a loan-by-loan basis.

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

At December 31, 2020, the Company had $
14.3

million in TDRs, of which $
13.9

million were performing in accordance with the
modified terms.

At December 31, 2019 the Company had $
17.6

million in TDRs, of which $
16.9

million were performing in
accordance with modified terms.

For TDRs, the Company estimated $
0.6

million and $
1.5

million of credit loss reserves at
December 31, 2020 and December 31, 2019, respectively.

The modifications made to TDRs involved either an

extension of the loan term, a principal moratorium, a reduction in the interest rate, or a combination thereof.

For the year ended December 31, 2020, there were
three

loans modified with a recorded
investment of $
0.2

million.

For the year ended December 31, 2019, there were
seven

loans modified with a recorded investment
of $
0.5

million.

For the year ended December 31, 2018, there were
six

loans modified with a recorded investment of $
0.7
million.

The financial impact of these modifications was not material.

For the years ended December 31, 2020 and December

31, 2019, there were
no

loans classified as TDRs, for which there was a
payment default and the loans were modified within

the 12 months prior to default.

Credit Risk Management
.

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

Credit Quality Indicators
.

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

The following table summarizes gross loans held for

investment at December 31, 2020 by years of origination and

internally
assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

Term Loans by Origination Year Revolving
(Dollars in Thousands)
2020 2019 2018 2017 2016 Prior Loans Total
Commercial, Financial,
Agricultural:
Pass $
231,805
$
45,651
$
35,866
$
15,212
$
13,321
$
10,051
$
41,214
$
393,120
Special Mention
-
4
28
-
-
58
-
90
Substandard

12

195

289

145

50

20

9

720
Total
$
231,817
$
45,850
$
36,183
$
15,357
$
13,371
$
10,129
$
41,223
$
393,930
Real Estate -
Construction:
Pass $
71,173
$
51,634
$
7,369
$
1,592
$
-
$
-
$
2,635
$
134,403
Substandard

-

1,428

-

-

-

-

-

1,428
Total
$
71,173
$
53,062
$
7,369
$
1,592
$
-
$
-
$
2,635
$
135,831
Real Estate - Commercial
Mortgage:
Pass $
156,011
$
93,424
$
131,180
$
78,474
$
45,507
$
88,397
$
19,933
$
612,926
Special Mention
4,165
8,932
9,249
244
379
6,172
397
29,538
Substandard

570

130

137

2,687

28

1,883

494

5,929
Total
$
160,746
$
102,486
$
140,566
$
81,405
$
45,914
$
96,452
$
20,824
$
648,393
Real Estate - Residential:
Pass $
100,704
$
66,893
$
42,884
$
40,205
$
19,231
$
66,119
$
6,706
$
342,742
Special Mention
141
24
126
175
236
446
-
1,148
Substandard

1,257

1,800

1,377

837

890

2,492

-

8,653
Total

$
102,102
$
68,717
$
44,387
$
41,217
$
20,357
$
69,057
$
6,706
$
352,543
Real Estate - Home
Equity:
Performing
$
1,385
$
313
$
244
$
830
$
183
$
2,238
$
199,591
$
204,784
Nonperforming
-
-
-
-
-
-
695
695
Total

$
1,385

313

244

830

183

2,238

200,286

205,479
Consumer:
Performing
$
105,551
$
69,941
$
51,513
$
24,613
$
10,639
$
2,472
$
5,227
$
269,956
Nonperforming
61
109
49
-
8
67
-
294
Total

$
105,612

70,050

51,562

24,613

10,647

2,539

5,227

270,250

Note 4
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

Information provided below reflects CCHL activities post acquisition for the period March 1, 2020 to December 31,
2020 and CCB legacy residential real estate activities for the period January 1, 2020 to March 1, 2020.

Residential Mortgage Loan Production

The Company originates, markets, and services conventional

and government-sponsored residential mortgage

loans.

Generally,
conforming fixed rate residential mortgage loans are held

for sale in the secondary market and non-conforming and

adjustable-
rate residential mortgage loans may be held for investment.

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

The unpaid principal balance of residential mortgage loans

held for sale, notional amounts of derivative contracts

related to
residential mortgage loan commitments and forward contract sales and their related fair values are set forth below.

December 31, 2020
Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
109,831
$
114,039
Residential Mortgage Loan Commitments ("IRLCs")
(1)
147,494
4,825
Forward Sales Contracts
(2)
158,500
(907)
$
117,957
(1)
Recorded in other assets at fair value
(2)
Recorded in other liabilities at fair value

Residential mortgage loans held for sale that were

90 days or more outstanding or on nonaccrual totaled $
0.6

million at December
31, 2020.

Mortgage banking revenues for the year ended December

31, was as follows:

(Dollars in Thousands) 2020
Net realized gains on sales of mortgage loans $
59,709
Net change in unrealized gain on mortgage loans held

for sale
2,926
Net change in the fair value of mortgage loan commitments

(IRLCs)
2,625
Net change in the fair value of forward sales contracts
284
Pair-Offs on net settlement of forward

sales contracts
(9,602)
Mortgage servicing rights additions
3,448
Net origination fees
3,954
Total mortgage

banking revenues
$
63,344

Residential Mortgage Servicing

The Company may retain the right to service residential

mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.

The following represents a summary of mortgage

servicing rights.

(Dollars in Thousands) 2020
Number of residential mortgage loans serviced for others
1,796
Outstanding principal balance of residential mortgage

loans serviced for others
$
456,135
Weighted average

interest rate
3.64%
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

Administration.

At December 31, 2020, the servicing portfolio balance consisted of the following
loan types: FNMA (
63
%), GNMA (
13
%), and private investor (
24
%).

FNMA and private investor loans are structured as
actual/actual payment remittance.

At December 31, 2020, delinquent residential mortgage

loans currently in GNMA pools serviced by the Company totaled $
4.9
million.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities,
respectively, in

the Consolidated Statements of Financial Condition.

Activity in the capitalized mortgage servicing rights for the year ended December 31, was as follows:

(Dollars in Thousands) 2020
Beginning balance $
910
Additions due to loans sold with servicing retained
3,448
Deletions and amortization
(656)
Valuation

Provision (temporary impairment)
(250)
Ending balance $
3,452

The Company had
no

permanent impairment losses on its mortgage servicing

rights for the year ended December 31, 2020.

At December 31, 2020, the key unobservable inputs used

in determining the fair value of the Company’s

mortgage servicing
rights were as follows:

Minimum Maximum
Discount rates
11.00%
15.00%
Annual prepayment speeds
13.08%
23.64%
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
17.10
% at December 31, 2020.

Warehouse

Line Borrowings

The Company has the following warehouse lines of

credit and master repurchase agreements with various financial institutions at
December 31, 2020.

Amounts
(Dollars in Thousands) Outstanding
$
25

million warehouse line of credit agreement expiring
October 2021
.

Interest is at LIBOR plus
2.25%
, with a
floor rate of
3.50%
.

A cash pledge deposit of $
0.1

million is required by the lender.
$
11,256
$
50

million master repurchase agreement without defined expiration.

Interest is at the LIBOR plus
2.24%

to
3.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
39,985
$
50

million warehouse line of credit agreement expiring in
September 2021
.

Interest is at the LIBOR plus
2.75%
.
23,541
$
74,782

Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2020, the Company had mortgage loans
held for sale pledged as collateral under the above

warehouse lines of credit and master repurchase agreements.

The above
agreements also contain covenants which include

certain financial requirements, including maintenance of minimum tangible net
worth, minimum liquid assets, maximum debt to

net worth ratio and positive net income, as defined in the agreements.

The
Company was in compliance with all significant debt

covenants at December 31, 2020.

The Company intends to renew the warehouse lines of

credit and master repurchase agreements when they mature

.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated

in the Company’s consolidated

financial statements and thus not included in
the total short term borrowings noted on the consolidated

statement of financial condition.

The balance of this line of credit at
December 31, 2020 was $
30.0

million.

Note 5
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
debt.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling

$
30

million at December 31, 2020 were designed as a cash

flow hedge for
subordinated debt.

Under the swap arrangement, the Company will pay a

fixed interest rate of
2.50
% and receive a variable
interest rate based on three-month LIBOR plus a weighted

average margin of
1.83
%.

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

December 31,
2020.

Notional
Fair

Balance Sheet
Weighted Ave

rage
(Dollars in Thousands)

Amount
Value Location

Maturity (Years)
Interest rate swaps related to subordinated debt $
30,000
$
574
Other Assets
9.5

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the

consolidated
statements of income related to the cash flow derivative

instruments (interest rate swaps related to subordinated debt) for the year
ended December 31, 2020.

Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) in AOCI Category from AOCI to Income
December 31, 2020 $
428

Interest Expense $
(64)

The Company estimates there will be approximately

$
0.1

million reclassified as an increase to interest expense within the next 12
months.

At December 31, 2020, the Company had a collateral

liability of $
0.5

million.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment

at December 31 was as follows:

(Dollars in Thousands) 2020 2019
Land $
23,744
$
23,594
Buildings
114,306
110,774
Fixtures and Equipment
55,916
47,814
Total
193,966
182,182
Accumulated Depreciation
(107,175)
(97,639)
Premises and Equipment, Net $
86,791
$
84,543

Depreciation expense for the above premises and equipment

was approximately $
7.0

million, $
6.3

million, and $
6.5

million in
2020, 2019, and 2018, respectively
.

Note 7
LEASES

Operating leases in which the Company is the lessee are

recorded as operating lease right of use (“ROU”) assets and operating liabilities, included in other assets and liabilities
, respectively,

on its consolidated statement of financial condition.

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
forty-five years
.

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

At December 31, 2020 ROU assets and liabilities were $
12.0

million and $
12.8

million,
respectively.

At December 31, 2019, the operating lease ROU assets and liabilities were

$
1.7

million and $
2.5

million,
respectively.

The Company does not have any finance leases or any significant lessor agreements.

The table below summarizes our lease expense and other

information at December 31, related to the Company’s

operating leases:

(Dollars in Thousands) 2020 2019
Operating lease expense
$
1,018
$
325
Short-term lease expense
530
120
Total lease expense
$
1,548
$
445
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
$
1,174
$
331
Right-of-use assets obtained in exchange for new operating lease liabilities
11,101
1,739
Weighted-average

remaining lease term — operating leases (in years)
25.4
6.8
Weighted-average

discount rate — operating leases
2.1
%
2.9
%

The table below summarizes the maturity of remaining

lease liabilities:
(Dollars in Thousands) December 31, 2020
2021 $
1,530
2022
1,374
2023
980
2024
930
2025
756
2026 and thereafter
11,129
Total $
16,699
Less: Interest
(3,899)
Present value of lease liability $
12,800

At December 31, 2020, the Company had two additional operating lease obligations for banking offices (to be constructed) that have not yet commenced.

The first lease has payments totaling $
1.9

million based on the initial contract term of
15

years and the
second lease has payments totaling $
2.9

million based on the initial contract term of
15

years.

Payments for the banking offices
are expected to commence after the construction periods

end, which are expected to occur during the fourth quarter of 2021

and
first quarter of 2022, respectively.

A related party is the lessor in an operating lease with

the Company.

The Company’s minimum

payment is $
0.2

million annually
through 2024, for an aggregate remaining obligation of

$
0.8

million at December 31, 2020.

Note 8
GOODWILL

At December 31, 2020 and December 31, 2019, the Company

had goodwill of $
89.1

million and $
84.8

million, respectively.

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

On March 1, 2020, CCB completed its acquisition of

a
51
% membership interest in
Brand Mortgage Group, LLC

(“Brand”),
which is now operated as Capital City Home Loans (“CCHL”).

See Note 1 – Significant Accounting Policies/Business
Combination for additional information.

CCB made a $
7.1

million cash payment for its 51% membership interest and

recorded
goodwill totaling $
4.3

million in connection with this acquisition.

During the fourth quarter of 2020, the Company performed

its annual goodwill impairment testing and determined

that
no
goodwill impairment existed at December 31, 2020.

The Company will continue to evaluate goodwill for impairment as defined
by ASC Topic

350.

Note 9
OTHER REAL ESTATE

OWNED

The following table presents other real estate owned

activity at December 31,

(Dollars in Thousands) 2020 2019 2018
Beginning Balance $
953
$
2,229
$
3,941
Additions
2,297
1,298
2,140
Valuation

Write-Downs
(792)
(300)
(1,046)
Sales
(1,650)
(2,274)
(2,793)
Other
-
-
(13)
Ending Balance $
808
$
953
$
2,229

Net expenses applicable to other real estate owned for the

three years ended December 31, was as follows:
(Dollars in Thousands) 2020 2019 2018
Gains from the Sale of Properties $
(1,218)
$
(244)
$
(2,288)
Losses from the Sale of Properties
33
159
307
Rental Income from Properties
-
(4)
(12)
Property Carrying Costs
497
335
505
Valuation

Adjustments
792
300
1,046
Total $
104
$
546
$
(442)

Note 10
DEPOSITS

The composition of the Company's interest bearing deposits at December

31 was as follows:

(Dollars in Thousands) 2020 2019
NOW Accounts $
1,046,408
$
902,499
Money Market Accounts
266,649
217,839
Savings Deposits
474,100
374,396
Time Deposits
101,594
106,021
Total Interest Bearing

Deposits
$
1,888,751
$
1,600,755

At December 31, 2020 and 2019, $
0.7

million and $
1.6

million, respectively,

in overdrawn deposit accounts were reclassified as
loans.

Time deposits that meet or exceed the

FDIC insurance limit of $250,000 totaled $
8.5

million and $
7.0

million at December 31,
2020 and December 31, 2019, respectively.

At December 31, the scheduled maturities of time

deposits were as follows:

(Dollars in Thousands) 2020
2021 $
83,989
2022
10,282
2023
3,812
2024
1,674
2025 and thereafter
1,837
Total $
101,594

Interest expense on deposits for the three years ended

December 31, was as follows:
(Dollars in Thousands) 2020 2019 2018
NOW Accounts $
930
$
5,502
$
3,152
Money Market Accounts
223
946
675
Savings Deposits
207
182
172
Time Deposits < $250,000
179
201
234
Time Deposits > $250,000
9
9
10
Total $
1,548
$
6,840
$
4,243

Note 11
SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)
Federal Funds
Purchased
Securities

Sold Under
Repurchase
Agreements
(1)
Other

Short-Term
Borrowings
(2)
2020
Balance at December 31 $
-
$
4,851
$
74,803
Maximum indebtedness at any month end
-
5,922
94,071
Daily average indebtedness outstanding
2
5,384
63,733
Average rate

paid for the year
2.56
%
0.10
%
4.36
%
Average rate

paid on period-end borrowings
-
%
0.04
%
3.00
%
2019
Balance at December 31 $
-
$
6,065
$
339
Maximum indebtedness at any month end
-
9,141
3,746
Daily average indebtedness outstanding
47
6,180
3,047
Average rate

paid for the year
2.85
%
0.91
%
1.73
%
Average rate

paid on period-end borrowings
-
%
0.46
%
4.11
%
2018
Balance at December 31 $
-
$
10,092
$
3,449
Maximum indebtedness at any month end
-
10,092
10,044
Daily average indebtedness outstanding
20
7,951
3,021
Average rate

paid for the year
2.41
%
0.49
%
2.31
%
Average rate

paid on period-end borrowings
-
%
0.88
%
1.61
%
(1)
Balances are fully collateralized by government treasury or agency securities held in the Company's investment portfolio.
(2)
Comprised of FHLB advances totaling $
0.1

million and warehouse lines of credit totaling $
74.8

million at December 31, 2020.

Note 12
LONG-TERM BORROWINGS

Federal Home Loan Bank Advances.

FHLB long-term advances totaled $
2.2

million at December 31, 2020 and $
5.0

million at
December 31, 2019.

The advances mature at varying dates from 2022 through 2025 and had a weighted-average rate of 3.47%
and 3.13% at December 31, 2020 and 2019, respectively.

The FHLB advances are collateralized by a blanket floating

lien on all
1-4 family residential mortgage loans, commercial real

estate mortgage loans, and home equity mortgage loans.

Interest on the
FHLB advances is paid on a monthly basis.

Note Payable.

Long-term note payable totaled $
0.9

million at December 31, 2020 and $
1.5

million at December 31, 2019.

The
note matures on
March 30, 2027
.

Interest is payable
quarterly

on the note equal to the prime interest rate which is adjusted quarterly.

A principal payment of $
0.3

million is required on an annual basis.

Scheduled minimum future principal payments on our

other long-term borrowings at December 31 were as follows:

(Dollars in Thousands) 2020
2021 $
1,008
2022
1,170
2023
553
2024
210
2025
116
Total $
3,057

Junior Subordinated Deferrable Interest

Notes.

The Company has issued two junior subordinated deferrable

interest notes to
wholly owned Delaware statutory trusts.

The first note for $
30.9

million was issued to CCBG Capital Trust I.

The second note
for $
32.0

million was issued to CCBG Capital Trust II.

The two trusts are considered variable interest entities for which the
Company is not the primary beneficiary.

Accordingly, the accounts

of the trusts are not included in the Company’s

consolidated
financial statements. See Note 1 - Significant Accounting

Policies for additional information about the Company’s

consolidation
policy.

Details of the Company’s transaction

with the two trusts are provided below.

In November 2004, CCBG Capital Trust

I issued $
30.0

million of trust preferred securities which represent interest in the assets of the trust.

The interest payments are due quarterly at
3-month LIBOR

plus a margin of
1.90
%, adjusted quarterly.

The trust
preferred securities will mature on
December 31, 2034
, and are redeemable upon approval of the Federal Reserve in whole or in
part at the option of the Company at any time after

December 31, 2009 and in whole at any time upon occurrence

of certain
events affecting their tax or regulatory

capital treatment. Distributions on the trust preferred securities are payable quarterly on
March 31, June 30, September 30, and December 31 of

each year.

CCBG Capital Trust I also issued $
928,000

of common equity
securities to CCBG.

The proceeds of the offering of trust preferred

securities and common equity securities were used to
purchase a $
30.9

million junior subordinated deferrable interest note issued by the

Company, which has terms similar

to the trust
preferred securities.

On April 12, 2016, the Company retired $
10

million in face value of trust preferred securities that were auctioned as part of a liquidation of a pooled collateralized debt obligation fund.

The trust preferred securities were originally
issued through CCBG Capital Trust

I.

In May 2005, CCBG Capital Trust

II issued $
31.0

million of trust preferred securities which represent interest in the assets of the
trust.

The interest payments are due quarterly at
3-month LIBOR

plus a margin of
1.80
%, adjusted quarterly.

The trust preferred
securities will mature on
June 15, 2035
, and are redeemable upon approval of the Federal Reserve in whole or in part at the option
of the Company and in whole at any time upon occurrence

of certain events affecting their tax or regulatory capital

treatment.

Distributions on the trust preferred securities are payable

quarterly on March 15, June 15, September 15, and December 15

of
each year.

CCBG Capital Trust II also issued $
959,000

of common equity securities to CCBG.

The proceeds of the offering of
trust preferred securities and common equity securities were used to purchase a $
32.0

million junior subordinated deferrable
interest note issued by the Company,

which has terms substantially similar to the trust preferred securities.

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

of
its capital stock.

At December 31, 2020, the Company has paid all interest payments in full.

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

Despite the fact that the accounts of CCBG Capital Trust

I and CCBG Capital Trust II are

not included in the Company’s
consolidated financial statements, the $
20.0

million and $
31.0

million, respectively,

in trust preferred securities issued by these
subsidiary trusts are included in the Tier

1 Capital of Capital City Bank Group, Inc. as allowed by

Federal Reserve guidelines.

Note 13

INCOME TAXES

The provision for income taxes reflected in the statements

of comprehensive income is comprised of the following components:

(Dollars in Thousands) 2020 2019 2018
Current:
Federal $
8,625
$
8,481
$
(1,617)
State
1,658
247
201
10,283
8,728
(1,416)
Deferred:
Federal
(143)
(680)
3,620
State
130
1,913
1,285
Change in Valuation

Allowance
(40)
(8)
(68)
(53)
1,225
4,837
Total:
Federal
8,482
7,801
2,003
State
1,788
2,160
1,486
Change in Valuation

Allowance
(40)
(8)
(68)
Total $
10,230
$
9,953
$
3,421

Income taxes provided were different than the

tax expense computed by applying the statutory federal income tax rate of
21
% to
pre-tax income as a result of the following:

(Dollars in Thousands) 2020 2019 2018
Tax Expense at Federal

Statutory Rate
$
11,106
$
8,560
$
6,225
Increases (Decreases) Resulting From:
Tax-Exempt Interest

Income
(341)
(425)
(494)
2017 Provision to Return - Impact of Federal Tax

Reform
-
-
(3,590)
State Taxes, Net of

Federal Benefit
1,413
1,342
1,174
Other
601
294
348
Change in Valuation

Allowance
(40)
(8)
(68)
Tax-Exempt Cash

Surrender Value

Life Insurance Benefit
(173)
(175)
(174)
Expense Due to Reduction of Florida Corporate Income Tax

Rate
-
365
-
Noncontrolling Interest
(2,336)
-
-
Actual Tax Expense $
10,230
$
9,953
$
3,421

In connection with filing its 2017 income tax returns,

the Company recorded a permanent net income tax benefit of

$
3.6

million.

This benefit was a result of deductions claimed on the

Company's 2017 income tax returns partially offset by repricing of its
current and deferred income tax position associated

with the Tax Cuts and

Jobs Act of 2017.

Deferred income tax liabilities and assets result from

differences between assets and liabilities measured for

financial reporting
purposes and for income tax return purposes.

These assets and liabilities are measured using the enacted tax rates and laws that
are currently in effect.

The net deferred tax asset and the temporary differences

comprising that balance at December 31, 2020
and 2019 are as follows:

(Dollars in Thousands) 2020 2019
Deferred Tax Assets Attributable

to:
Allowance for Loan Losses $
6,037
$
3,525
Accrued Pension/SERP
16,052
9,863
State Net Operating Loss and Tax

Credit Carry-Forwards
2,335
2,834
Other Real Estate Owned
1,066
957
Accrued SERP Liability
2,104
2,094
Lease Liability
2,581
637
Other
2,637
2,485
Total Deferred

Tax Assets
$
32,812
$
22,395
Deferred Tax Liabilities

Attributable to:
Depreciation on Premises and Equipment $
4,408
$
3,870
Deferred Loan Fees and Costs
2,824
2,445
Intangible Assets
3,290
3,290
Accrued Pension Liability
4,723
4,585
Right of Use Asset
2,411
441
Investments
469
469
Other
1,165
284
Total Deferred

Tax Liabilities
19,290
15,384
Valuation

Allowance
1,640
1,680
Net Deferred Tax

Asset
$
11,882
$
5,331

In the opinion of management, it is more likely than not

that all of the deferred tax assets, with the exception of certain state net
operating loss carry-forwards and certain state tax credit

carry-forwards expected to expire prior to utilization, will be realized.

Accordingly, a

valuation allowance of $
1.6

million is recorded at December 31, 2020.

At December 31, 2020, the Company had
state loss and tax credit carry-forwards of approximately $
2.3

million, which expire at various dates from
2021

through
2040 .

The Company had no unrecognized tax benefits at December

31, 2020, December 31, 2019, and December 31, 2018.

It is the Company’s

policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective
federal or state income taxes accounts.

There were
no

penalties and interest related to income taxes recorded in the consolidated statements of income for the years ended December 31,

2020, 2019, and 2018.

There were no amounts accrued in the
consolidated statements of financial condition for penalties and interest as of December 31, 2020 and 2019.

The Company and its subsidiaries file a consolidated U.S.

federal income tax return, as well as file various returns in states where its banking offices are located.

The Company is no longer subject to U.S. federal or

state tax examinations for years before 2017.

Note 14
STOCK-BASED COMPENSATION

At December 31, 2020, the Company had three stock-based

compensation plans, consisting of the 2011

Associate Incentive Plan
(“AIP”), the 2011 Associate Stock

Purchase Plan (“ASPP”), and the 2011

Director Stock Purchase Plan (“DSPP”).

These plans,
which were approved by the shareowners in April 2011,

replaced substantially similar plans approved by the

shareowners in
2004.

Total compensation

expense associated with these plans for 2018 through 2020 was $
1.9

million, $
2.2

million, and $
1.6
million, respectively.

AIP.

The AIP allows the Company's Board of Directors to award

key associates various forms of equity-based incentive
compensation.

Under the 2011 AIP there were
875,000

shares reserved for issuance.

On an annual basis, the Company,

pursuant
to the terms and conditions of the AIP,

will create an annual incentive plan (“Plan”),

under which all participants are eligible to
earn performance shares.

Awards under

the 2020 Plan were tied to internally established performance goals.

At base level
targets, the grant-date fair value of the shares eligible

to be awarded in 2020 was approximately $
0.9

million.

Approximately
60
% of the award is in the form of stock and
40
% in the form of a cash bonus.

For 2020 a total of
20,230

shares were eligible for
issuance, but additional shares could be earned if performance exceeded established goals.

A total of
21,682

shares were earned
for 2020.

The Company recognized expense of $
1.0

million, $
0.9

million, and $
1.1

million for years ended 2020, 2019 and 2018,
respectively related to the AIP.

Executive Long-Term

Incentive Plan (“LTIP”)
.

In 2007, the Company established a Performance Share

Unit Plan under the
provisions of the AIP that allows William

G. Smith, Jr., the Chairman,

President, and Chief Executive Officer of CCBG, Inc.

to
earn shares based on the compound annual growth rate

in diluted earnings per share over a three-year period.

At December 31,
2020, there were three LTIP

agreements in place for the years 2018-2020.

The Company recognized $
0.2

million, $
0.6

million,
and $
0.3

million in expense for years 2020, 2019 and 2018, respectively,

under these LTIP

agreements.

In addition, the Company
entered into similar LTIP

agreements with Thomas A. Barron, the President of CCB for

the years 2018-2020 that allows shares to
be earned based on the compound annual growth

rate in diluted earnings per share over a three-year period.

At December 31,
2020, there were three LTIP

agreements in place for the years 2018-2020.

The Company recognized $
0.1

million, $
0.2
, and $
0.2
million in expense for years 2020, 2019 and 2018,

respectively.

Shares issued under Mr.

Barron’s LTIP

plans were
7,218

in
2020,
10,460

in 2017 and
9,810

in 2018.

The Company also entered into a similar agreement with J. Kimbrough

Davis, Chief
Financial Officer of the Company for the

years 2018-2020 that allows shares to be earned based on

the compound annual growth
rate in diluted earnings per share.

The Company recognized $
0.1

million, $
0.4

million, and $
0.2

million in expense for the years
ended 2020, 2019 and 2018, respectively,

under this agreement.

Shares issued under Mr.

Davis’s LTIP

plan were
7,218

in 2020,
4,812

in 2019 and
2,406

in 2018.

After deducting the shares earned in 2020 under the

AIP and LTIP,
299,344

shares remain eligible for issuance under the 2011
AIP.

DSPP.

The Company’s DSPP allows the

directors to purchase the Company’s

common stock at a price equal to
90
% of the
closing price on the date of purchase.

Stock purchases under the DSPP are limited to the amount of the directors' annual retainer
and meeting fees.

Under the 2011 DSPP there were
150,000

shares reserved for issuance.

For 2020, the Company issued
16,119
shares and recognized approximately $
36,000

in expense under the DSPP.

For 2019, the Company issued
15,332

shares and
recognized approximately $
38,000

in expense under the DSPP.

For 2018, the Company issued
14,470

shares under the DSPP and
recognized approximately $
35,000

in expense related to this plan.

At December 31, 2020, there are
2,459

shares eligible for
issuance under the 2011 DSPP.

ASPP.

Under the Company’s ASPP,

substantially all associates may purchase the Company’s

common stock through payroll
deductions at a price equal to
90
% of the lower of the fair market value at the beginning or end of each six-month offering
period.

Stock purchases under the ASPP are limited to
10
% of an associate's eligible compensation, up to a maximum

of $
25,000
(fair market value on each enrollment date) in any

plan year.

Under the 2011 ASPP there were
593,750

shares of common stock
reserved for issuance.

For 2020,
33,910

shares were acquired and approximately $
160,000

in expense was recognized under the
ASPP.

For 2019,
27,304

shares were acquired and approximately $
100,000

in expense was recognized under the ASPP.

For
2018,
19,503

shares were acquired under the ASPP and approximately

$
70,000

in expense was recognized related to this plan.

At
December 31, 2020,
242,859

shares remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the

weighted average estimated fair value of each of the purchase rights
granted under the ASPP was $
5.83

for 2020.

For 2019 and 2018, the weighted average fair value purchase right granted was
$
3.61

and $
3.57
, respectively.

In calculating compensation, the fair value of each stock

purchase right was estimated on the date
of grant using the following weighted average assumptions:

2020 2019 2018
Dividend yield
2.4
%
2.0
%
1.4
%
Expected volatility
45.6
%
17.4
%
18.7
%
Risk-free interest rate
0.9
%
2.3
%
1.8
%
Expected life (in years)
0.5
0.5
0.5

Note 15
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

(Dollars in Thousands) 2020 2019 2018
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
180,830
$
149,347
$
165,084
Service Cost
5,828
6,114
6,884
Interest Cost
5,612
6,178
5,661
Actuarial Loss (Gain)

32,172
25,715
(16,349)
Benefits Paid
(11,677)
(6,255)
(11,686)
Expenses Paid
(260)
(269)
(247)
Special/Contractual Termination

Benefits
61
-
-
Projected Benefit Obligation at End of Year $
212,566
$
180,830
$
149,347
Change in Plan Assets:
Fair Value

of Plan Assets at Beginning of Year
$
161,646
$
134,535
$
129,719
Actual Return (Loss) on Plan Assets
17,066
28,635
(6,251)
Employer Contributions
5,000
5,000
23,000
Benefits Paid
(11,677)
(6,255)
(11,686)
Expenses Paid
(260)
(269)
(247)
Fair Value

of Plan Assets at End of Year
$
171,775
$
161,646
$
134,535
Funded Status of Plan and Accrued Liability Recognized

at End of Year:
Other Liabilities $
40,791
$
19,184
$
14,812
Accumulated Benefit Obligation at End of Year $
177,362
$
156,327
$
130,477
Components of Net Periodic Benefit Costs:
Service Cost $
5,828
$
6,114
$
6,884
Interest Cost
5,612
6,178
5,661
Expected Return on Plan Assets
(10,993)
(9,527)
(9,564)
Amortization of Prior Service Costs
15
15
199
Special/Contractual Termination

Benefits
61
-
-
Net Loss Amortization
3,933
3,862
3,673
Net Periodic Benefit Cost $
4,456
$
6,642
$
6,853
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
2.88%
3.53%
4.43%
Rate of Compensation Increase
(1)
4.00%
4.00%
4.00%
Measurement Date 12/31/20 12/31/19 12/31/18
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
3.53%
4.43%
3.71%
Expected Return on Plan Assets
7.00%
7.25%
7.25%
Rate of Compensation Increase
(1)
4.00%
4.00%
3.25%
Amortization Amounts from Accumulated Other Comprehensive

Income:
Net Actuarial Loss (Gain)

$
26,098
$
6,606
$
(533)
Prior Service Cost
(15)
(15)
(199)
Net Loss
(3,933)
(3,862)
(3,673)
Deferred Tax (Benefit)

Expense

(5,615)
(694)
1,118
Other Comprehensive Loss (Gain), net of tax $
16,535
$
2,035
$
(3,287)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses $
59,400
$
37,235
$
34,491
Prior Service Cost
35
50
66
Deferred Tax Benefit
(15,066)
(9,451)
(8,757)
Accumulated Other Comprehensive Loss, net of tax $
44,369
$
27,834
$
25,800
(1)

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

See Note 1 – Significant Accounting Policies for additional information.

The Company expects to recognize $
6.8

million of the net actuarial loss reflected in accumulated other comprehensive income at
December 31, 2020 as a component of net periodic

benefit cost during 2021.

Plan Assets.
The Company’s pension

plan asset allocation at December 31, 2020 and 2019, and

the target asset allocation for
2020 are as follows:
Target Percentage of Plan
Allocation Assets at December 31
(1)
2021 2020 2019
Equity Securities
65
%
71
%
72
%
Debt Securities
30
%
21
%
19
%
Cash and Cash Equivalents
5
%
8
%
9
%
Total
100
%
100
%
100
%

(1)
Represents asset allocation at December 31

which may differ from the average target

allocation for the year due to the year-
end cash contribution to the plan.

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
55
% and
81
%, debt securities ranging
from
17
% and
37
%, and cash and cash equivalents ranging from
0
% and
10
%.

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

820 utilized to measure
fair value (see Note 22 – Fair Value

Measurements).

(Dollars in Thousands) 2020 2019
Level 1:
U.S. Treasury Securities $
405
$
907
Mutual Funds
155,192
142,127
Cash and Cash Equivalents
12,789
13,943
Level 2:
U.S. Government Agency
1,555
2,078
Corporate Notes/Bonds
1,834
2,591
Total Fair Value

of Plan Assets
$
171,775
$
161,646

Expected Benefit Payments.

At December 31, expected benefit payments related to the

defined benefit pension plan were as
follows:
(Dollars in Thousands) 2020
2021 $
16,187
2022
15,728
2023
15,280
2024
15,208
2025
14,818
2026 through 2030
61,861
Total $
139,082

Contributions.

The following table details the amounts contributed to the pension plan in 2020 and 2019, and the expected
amount to be contributed in 2021.

Expected
Contribution
(Dollars in Thousands)
2019 2020
2021
(1)
Actual Contributions $
5,000
$
5,000
$
5,000

(1)

For 2021, the Company will have the option to make

a cash contribution to the plan or utilize pre-funding

balances.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement

Plan (“SERP”) and a Supplemental Executive Retirement Plan II
(“SERP II”) covering selected executive officers.

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

The following table details on a consolidated basis the

changes in benefit obligation, the funded status of the plan,

components of
pension expense, amounts recognized in the Company's consolida ted statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands) 2020 2019 2018
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
10,244
$
8,860
$
7,285
Service Cost
31
-
-
Interest Cost
321
349
227
Actuarial Loss
1,826
1,035
1,348
Plan Amendments
980
-
-
Projected Benefit Obligation at End of Year $
13,402
$
10,244
$
8,860
Funded Status of Plan and Accrued Liability Recognized

at End of Year:
Other Liabilities $
13,402
$
10,244
$
8,860
Accumulated Benefit Obligation at End of Year $
12,339
$
8,778
$
7,557
Components of Net Periodic Benefit Costs:
Service Cost $
31
$
-
$
-
Interest Cost
321
349
227
Amortization of Prior Service Cost
327
-
-
Net Loss Amortization
503
761
1,626
Net Periodic Benefit Cost $
1,182
$
1,110
$
1,853
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
2.38%
3.16%
4.23%
Rate of Compensation Increase
(1)
4.00%
4.00%
4.00%
Measurement Date 12/31/20 12/31/19 12/31/18
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
3.16%
4.23%
3.53%
Rate of Compensation Increase
(1)
3.50%
3.50%
3.25%
Amortization Amounts from Accumulated Other Comprehensive

Income:
Net Actuarial Loss $
1,826
$
1,035
$
1,348
Prior Service Cost
895
-
-
Net Loss
(458)
(761)
(1,626)
Deferred Tax (Benefit)

Expense

(573)
(70)
71
Other Comprehensive Loss (Gain), net of tax $
1,690
$
204
$
(207)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss $
2,991
$
1,622
$
1,348
Prior Service Cost
895
-
-
Deferred Tax Benefit
(985)
(411)
(341)
Accumulated Other Comprehensive Loss, net of tax $
2,901
$
1,211
$
1,007
(1)

The Company utilized an age-graded approach that

varies the rate based on the age of the participants.

The Company expects to recognize approximately

$
1.2

million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2020 as

a component of net periodic benefit cost during 2021.

Expected Benefit Payments
. As of December 31, expected benefit payments related to

the SERP were as follows:

(Dollars in Thousands) 2020
2021 $
5,218
2022
4,679
2023
2,882
2024
613
2025
48
2026 through 2030
254
Total $
13,694

401(k) Plan

The Company has a 401(k) Plan which enables CCB and CCBG associates to defer a portion of their salary on a pre-tax
basis.

The plan covers substantially all associates of the Company

who meet minimum age requirements.

The plan is designed to
enable participants to contribute any amount, up to the maximum annual limit allowed by the IRS, of their compensation withheld in any plan year placed in the 401(k) Plan trust account.

Matching contributions of
50
% from the Company are made up to
6
% of
the participant's compensation for eligible associates.

Further, in addition to the 50% match,

all associates hired after December
31, 2019 will receive annually a contribution by the Company equal to
3
% of their compensation.

For 2020, the Company made
annual matching contributions of $
0.8

million.

For 2019 and 2018, the Company made annual matching contributions of $
0.7
million and $
0.6

million, respectively.

The participant may choose to invest their contributions into thirty-three investment
options available to 401(k) participants, including

the Company’s common stock.

A total of
50,000

shares of CCBG common
stock have been reserved for issuance.

Shares issued to participants have historically been purchased in the open market.

CCHL, a
51
% owned subsidiary of the Company has a 401(k)

Plan available to all CCHL associates who are employed.

The plan
allows participants to contribute any amount, up to the maximum annual limit allowed by the IRS, of their compensation withheld in any plan year placed in the 401(k) Plan trust account.

A discretionary matching contribution is determined annually by CCHL.

For 2020, matching contributions were made by CCHL up

to
3
% of eligible participant's compensation totaling $
0.5

million.

Other Plans

The Company has a Dividend Reinvestment and Optional

Stock Purchase Plan.

A total of
250,000

shares have been reserved for
issuance.

In recent years, shares for the Dividend Reinvestment and

Optional Stock Purchase Plan have been acquired in the open
market and, thus, the Company did not issue any shares

under this plan in 2020, 2019 and 2018.

Note 16
EARNINGS PER SHARE

The following table sets forth the computation of basic

and diluted earnings per share:

(Dollars and Per Share Data in Thousands) 2020 2019 2018
Numerator:
Net Income $
31,576
$
30,807
$
26,224
Denominator:
Denominator for Basic Earnings Per Share Weighted

-Average Shares
16,785
16,770
17,029
Effects of Dilutive Securities Stock Compensation

Plans
37
57
43
Denominator for Diluted Earnings Per Share Adjusted

Weighted

-Average

Shares and Assumed Conversions
16,822
16,827
17,072
Basic Earnings Per Share $
1.88
$
1.84
$
1.54
Diluted Earnings Per Share $
1.88
$
1.83
$
1.54

Note 17
REGULATORY

MATTERS

Regulatory Capital Requirements
.

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

Management believes, at December 31, 2020 and

2019, that the Company and the Bank meet all capital adequacy requirements to
which they are subject.

At December 31, 2020, the most recent notification from

the Federal Deposit Insurance Corporation
categorized the Bank as well capitalized under the regulatory framework

for prompt corrective action.

To be categorized as well
capitalized, an institution must maintain minimum common

equity Tier 1, total risk-based, Tier

1 risk based and Tier 1 leverage
ratios as set forth in the following tables.

There are not conditions or events since the notification that management believes have
changed the Bank’s category.

The Company and Bank’s

actual capital amounts and ratios at December 31, 2020 and

2019 are
presented in the following table.

To Be Well

-
Capitalized Under
Required Prompt
For Capital Corrective
Actual Adequacy Purposes Action Provisions
(Dollars in Thousands) Amount Ratio Amount Ratio Amount Ratio
2020
Common Equity Tier 1:
CCBG
$

281,494
13.71%
$
92,424
4.50%
* *
CCB
302,147
14.75%
92,177
4.50%
$
133,145
6.50%
Tier 1 Capital:
CCBG

332,494
16.19%
123,232
6.00%
* *
CCB
302,147
14.75%
122,903
6.00%
163,870
8.00%
Total

Capital:
CCBG
355,338
17.30%
164,310
8.00%
* *
CCB
324,991
15.87%
163,870
8.00%
204,838
10.00%
Tier 1 Leverage:
CCBG
332,494
9.33%
142,560
4.00%
* *
CCB
302,147
8.49%
142,280
4.00%
177,850
5.00%
2019
Common Equity Tier 1:
CCBG
$

273,676
14.47%
$
85,131
4.50%
* *
CCB
304,340
16.14%
84,867
4.50%
$
122,585
6.50%
Tier 1 Capital:
CCBG
324,676
17.16%
113,509
6.00%
* *
CCB
304,340
16.14%
113,156
6.00%
150,874
8.00%
Total

Capital:
CCBG
338,582
17.90%
151,345
8.00%
* *
CCB
318,245
16.87%
150,874
8.00%
188,593
10.00%
Tier 1 Leverage:
CCBG
324,676
11.25%
115,459
4.00%
* *
CCB
304,340
10.57%
115,168
4.00%
143,960
5.00%
*

Not applicable to bank holding companies.

Dividend Restrictions
.

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

In 2021, the bank subsidiary may declare dividends without

regulatory approval of
$
31.7

million plus an additional amount equal to net profits of the

Company’s subsidiary bank for

2021 up to the date of any such
dividend declaration.

Note 18
OTHER COMPREHENSIVE INCOME (LOSS)

FASB Topic

ASC 220, “Comprehensive Income” requires that certain

transactions and other economic events that bypass the
income statement be displayed as other comprehensive

income.

Total comprehensive

income is reported in the consolidated
statements of comprehensive income and changes in shareowners

’

equity.

The following table summarizes the tax effects

for each component of other comprehensive income (loss) and includes separately the reclassification adjustment for investment

securities and benefit plans:

Before Tax Net of
Tax (Expense) Tax
(Dollars in Thousands) Amount Benefit Amount
2020
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
$
2,437
$
(628)
$
1,809
Amortization of losses on securities transferred from available for sale to
held to maturity
36
(9)
27
Total Investment

Securities
2,473
(637)
1,836
Derivative:
Change in net unrealized gain (loss) on effective

cash flow hedge
$
574
$
(146)
$
428
Benefit Plans:
Reclassification adjustment for amortization of prior service cost
(880)
223
(657)
Reclassification adjustment for amortization of net loss
4,391
(1,113)
3,278
Current year actuarial loss
(27,924)
7,078
(20,846)
Total Benefit Plans
(24,413)
6,188
(18,225)
Total Other Comprehensive

Loss
$
(21,366)
$
5,405
$
(15,961)
2019
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
$
3,790
$
(950)
$
2,840
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
$
829
$
(195)
$
634
2018
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
$
(409)
$
103
$
(306)
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
$
4,329
$
(1,100)
$
3,229

Accumulated other comprehensive loss was comprised of

the following components:
Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive

(Dollars in Thousands)
for Sale Swap Plans Loss
Balance as of January 1, 2020 $
864
$
-
$
(29,045)
$
(28,181)
Other comprehensive income (loss) during the period
1,836
428
(18,225)
(15,961)
Balance as of December 31, 2020 $
2,700
$
428
$
(47,270)
$
(44,142)
Balance as of January 1, 2019 $
(2,008)
$ - $
(26,807)
$
(28,815)
Other comprehensive income (loss) during the period
2,872
-
(2,238)
634
Balance as of December 31, 2019 $
864
$ - $
(29,045)
$
(28,181)
Balance as of January 1, 2018 $
(1,743)
$ - $
(30,301)
$
(32,044)
Other comprehensive (loss) income during the period
(265)
-
3,494
3,229
Balance as of December 31, 2018 $
(2,008)
$ - $
(26,807)
$
(28,815)

Note 19
RELATED PARTY

TRANSACTIONS

At December 31, 2020 and 2019, certain officers

and directors were indebted to the Company’s

bank subsidiary in the aggregate
amount of $
4.3

million and $
7.7

million, respectively.

During 2020, $
3.3

million in new loans were made and repayments totaled
$
6.7

million.

These loans were all current at year-end.

Deposits from certain directors, executive officers,

and their related interests totaled $
41.9

million and $
29.7

million at December
31, 2020 and 2019, respectively.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which William G. Smith,

Jr. has an interest.

The lease agreement with Smith Interests General Partnership

L.L.P.

provides for annual lease payments of approximately
$
212,000
, to be adjusted for inflation in future years.

William G. Smith, III, the son

of our Chairman, President and Chief Executive Officer,

William G. Smith, Jr.,

is employed as
President, Leon County at Capital City Bank.

In 2020,

William G. Smith, III’s

total compensation (consisting of annual base
salary, annual

bonus, and stock-based compensation) was determined

in accordance with the Company’s

standard employment
and compensation practices applicable to associates with similar responsibilities and positions.

Note 20
OTHER NONINTEREST EXPENSE

Components of other noninterest expense in excess of

1% of the sum of total interest income and noninterest income,

which are
not disclosed separately elsewhere, are presented

below for each of the respective years.

(Dollars in Thousands) 2020 2019 2018
Legal Fees $
1,570
$
1,722
$
2,055
Professional Fees
4,863
4,345
5,003
Telephone
2,869
2,645
2,224
Advertising
2,998
2,056
1,611
Processing Services
5,832
5,779
5,978
Insurance – Other
1,607
1,007
1,625
Pension – Other
(216)
1,642
1,828
Other
11,396
9,079
9,197
Total $
30,919
$
28,275
$
29,521

Note 21
COMMITMENTS AND CONTINGENCIES

Lending Commitments
.

The Company is a party to financial instruments with off

-balance sheet risks in the normal course of
business to meet the financing needs of its clients.

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

2020 2019
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit
(1)
$
160,372
$
596,572
$
756,944
$
114,903
$
404,345
$
519,248
Standby Letters of Credit
6,550
-
6,550
5,783
-
5,783
Total $
166,922
$
596,572
$
763,494
$
120,686
$
404,345
$
525,031
(1)

Includes unfunded loans, revolving lines of credit, and other unused commitments at CCB and the CCHL residential loan pipeline.

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

Other Commitments
.

In the normal course of business, the Company

enters into lease commitments which are classified as
operating leases.

See Note 7 – Leases for additional information on the maturity of the Company’s operating

lease commitments.

Contingencies
.

The Company is a party to lawsuits and claims arising out of the normal course of business.

In management's
opinion, there are no known pending claims or litigation,

the outcome of which would, individually or in the aggregate,

have a
material effect on the consolidated results of

operations, financial position, or cash flows of the Company.

Indemnification Obligation
.

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

Payments during 2020 totaled $
711,000
.

Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings
in the period incurred.

Note 22
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

The fair value hierarchy is as follows:

●

Level 1 Inputs -
Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has
the ability to access at the measurement date .

●

Level 2 Inputs -
Inputs other than quoted prices included in Level 1 that

are observable for the asset or liability,

either
directly or indirectly.

These might include quoted prices for similar assets or liabilities in active markets, quoted prices
for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are
observable for the asset or liability (such as interest rates,

volatilities, prepayment speeds, credit risks, etc.) or inputs that
are derived principally from, or corroborated, by market

data by correlation or other means
.

●

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

Loans Held for Sale
. The fair value of residential mortgage loans held for sale based on Level 2 inputs is determined, when
possible, using either quoted secondary-market prices

or investor commitments. If no such quoted price exists, the fair value is
determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. The Company has elected

the fair value option accounting for its held for sale loans.

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

Swap
.

The Company entered into a stand-alone derivative contract

with the purchaser of its Visa Class B

shares.

The
valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any,

during
the period.

At December 31, 2020, there were no amounts payable.

A summary of fair values for assets and liabilities at December

31 consisted of the following:

(Dollars in Thousands)
Level 1 Level 2 Level 3
Total

Fair
Inputs Inputs Inputs Value
2020
ASSETS:
Securities Available

for Sale:
U.S. Government Treasury $
104,519
$
-
$
-
$
104,519
U.S. Government Agency
-
208,531
-
208,531
States and Political Subdivisions
-
3,632
-
3,632
Mortgage-Backed Securities
-
515
-
515
Equity Securities
-
7,673
-
7,673
Held for Sale Loans
-
114,039
-
114,039
Interest Rate Swap Derivative Asset
-
574
-
574
Mortgage Banking Derivative Assets
-
-
4,825
4,825
LIABILITIES:
Mortgage Banking Derivative Liabilities
-
907
-
907
2019
ASSETS:
Securities Available

for Sale:
U.S. Government Treasury $
232,778
$
-
$
-
$
232,778
U.S. Government Agency
-
156,078
-
156,078
State and Political Subdivisions
-
6,319
-
6,319
Mortgage-Backed Securities
-
773
-
773
Equity Securities
-
7,653
-
7,653

Mortgage Banking Activities.

The Company had Level 3 issuances and transfers of

$
50.7

million and $
56.0

million for the period
March 1, 2020 to December 31, 2020 related to mortgage

banking activities.

Issuances

are valued based on the change in fair
value of the underlying mortgage loan from inception

of the IRLC to the balance sheet date, adjusted for pull

-through rates and
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

Collateral Dependent Loans
.

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

Collateral dependent loans are reviewed and evaluated on
at least a quarterly basis for additional impairment and

adjusted accordingly.

Valuation

techniques are consistent with those
techniques applied in prior periods.

Collateral dependent loans had a carrying value of $
7.1

million with a valuation allowance of
$
0.1

million at December 31, 2020.

Other Real Estate Owned
.

During 2020 and 2019, certain foreclosed assets, upon initial recognition,

were measured and reported
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

Mortgage Servicing Rights
. Residential mortgage loan servicing rights are evaluated

for impairment at each reporting period
based upon the fair value of the rights as compared

to the carrying amount.

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

Banking Activities.

At December 31, 2020, there was a $
250,000

valuation
allowance for mortgage servicing rights.

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

Securities Held to Maturity
.

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

Pursuant to the adoption of ASU 2016-01,
Recognition
and Measurement of Financial Assets and

Financial Liabilities
, the values reported reflect the incorporation of

a liquidity
discount to meet the objective of “exit price” valu

ation.

Deposits.

The fair value of Noninterest Bearing Deposits, NOW Accounts,

Money Market Accounts and Savings Accounts are
the amounts payable on demand at the reporting date.

The fair value of fixed maturity certificates of deposit is estimated using present value techniques and rates currently offered

for deposits of similar remaining maturities.

Subordinated Notes Payab

le.

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

2020
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
67,919
$
67,919
$
-
$
-
Short-Term

Investments
860,630
860,630
-
-
Investment Securities, Available

for Sale
324,870
104,519
220,351
-
Investment Securities, Held to Maturity
169,939
5,014
170,161
-
Loans Held for Sale
114,039
-
114,039
-
Other Equity Securities
(1)
3,589
-
3,589
-
Interest Rate Swap Derivative Asset
574
-
574
-
Mortgage Banking Derivative Asset

4,825
-
-
4,825
Mortgage Servicing Rights
3,452
-
-
3,451
Loans, Net of Allowance for Credit Losses
1,982,610
-
-
1,990,740
LIABILITIES:
Deposits $
3,217,560
$
-
$
3,217,615
$
-
Short-Term

Borrowings
79,654
-
79,654
-
Subordinated Notes Payable
52,887
-
43,449
-
Long-Term

Borrowings
3,057
-
3,174
-
Mortgage Banking Derivative Liability
907
-
907
-
(1)

Not readily marketable securities are reflected in other assets.

2019
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
60,087
$
60,087
$
-
$
-
Short-Term

Investments
318,336
318,336
-
-
Investment Securities, Available

for Sale
403,601
232,778
170,823
-
Investment Securities, Held to Maturity
239,539
20,042
221,387
-
Loans Held for Sale
9,509
-
9,509
-
Other Equity Securities
3,591
-
3,591
-
Loans, Net of Allowance for Credit Losses
1,822,024
-
-
1,804,930
LIABILITIES:
Deposits $
2,645,454
$
-
$
2,644,430
$
-
Short-Term

Borrowings
6,404
-
6,404
-
Subordinated Notes Payable
52,887
-
40,280
-
Long-Term

Borrowings
6,514
-
6,623
-

All non-financial instruments are excluded from the

above table.

The disclosures also do not include goodwill.

Accordingly, the
aggregate fair value amounts presented do not represent

the underlying value of the Company.

Note 23
PARENT COMPANY

FINANCIAL INFORMATION

The following are condensed statements of financial

condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share

Data)
2020 2019
ASSETS
Cash and Due From Subsidiary Bank $
39,718
$
28,924
Investment in Subsidiary Bank
342,958
359,577
Other Assets
6,530
5,884
Total Assets $
389,206
$
394,385

LIABILITIES
Long-Term

Borrowings
$
900
$
1,500
Subordinated Notes Payable
52,887
52,887
Other Liabilities
14,582
12,982
Total Liabilities
68,369
67,369

SHAREOWNERS’ EQUITY
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,790,573

and
16,771,544

shares
issued and outstanding at December 31, 2020 and December 31,

2019, respectively
168
168
Additional Paid-In Capital
32,283
32,092
Retained Earnings
332,528
322,937
Accumulated Other Comprehensive Loss, Net of Tax
(44,142)
(28,181)
Total Shareowners’

Equity
320,837
327,016
Total Liabilities and

Shareowners’ Equity
$
389,206
$
394,385

The operating results of the parent company for the three

years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands) 2020 2019 2018
OPERATING INCOME
Income Received from Subsidiary Bank:
Administrative Fees $
6,068
$
6,517
$
5,700
Dividends
21,000
19,000
15,000
Other Income
193
203
171
Total Operating

Income
27,261
25,720
20,871

OPERATING EXPENSE
Salaries and Associate Benefits
3,418
3,928
3,679
Interest on Subordinated Notes Payable
1,514
2,381
2,286
Professional Fees
1,079
1,196
1,210
Advertising
140
157
106
Legal Fees
456
391
166
Other
1,673
1,711
2,170
Total Operating

Expense
8,280
9,764
9,617
Earnings Before Income Taxes

and Equity in Undistributed
Earnings of Subsidiary Bank
18,981
15,956
11,254
Income Tax (Benefit)

Expense

(406)
(632)
(901)
Earnings Before Equity in Undistributed Earnings of Subsidiary

Bank
19,387
16,588
12,155
Equity in Undistributed Earnings of Subsidiary Bank
12,189
14,219
14,069
Net Income $
31,576
$
30,807
$
26,224

The cash flows for the parent company for the three years

ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands) 2020 2019 2018
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net Income $
31,576
$
30,807
$
26,224
Adjustments to Reconcile Net Income to Net Cash Provided

By

Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank
(12,189)
(14,219)
(14,069)
Stock Compensation
892
1,569
1,421
(Increase) Decrease in Other Assets
(217)
(445)
(327)
Increase in Other Liabilities
1,900
1,557
1,579
Net Cash Provided By Operating Activities
21,962
19,269
14,828
CASH FROM FINANCING ACTIVITIES:
Repayment of Long-Term

Borrowings
(600)
(600)
(600)
Dividends Paid
(9,567)
(8,047)
(5,457)
Issuance of Common Stock Under Compensation Plans
1,041
1,054
797
Payments to Repurchase Common Stock
(2,042)
(1,805)
(8,030)
Net Cash Used In Financing Activities
(11,168)
(9,398)
(13,290)
Net Increase in Cash
10,794
9,871
1,538
Cash at Beginning of Year
28,924
19,053
17,515
Cash at End of Year $
39,718
$
28,924
$
19,053

Item 9.
Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

None.

Item 9A. Controls

and Procedures

Evaluation of Disclosure Controls

and Procedures
.

At December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive

Officer and Chief Financial Officer,

evaluated the effectiveness
of our disclosure controls and procedures (as defined in

Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer

and Chief Financial Officer each concluded that at December

31, 2020, the end of the
period covered by this Annual Report on Form 10-K,

we maintained effective disclosure controls and

procedures.

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

Committee of Sponsoring Organizations of the Treadway

Commission
(2013 framework) (the COSO criteria).

As allowed for by the SEC under the current year acquisition scope exception,
management’s assessment of

the effectiveness of the internal control over financial

reporting excluded the evaluation of internal
controls over financial reporting of Capital City Home Loans,

LLC, which was acquired on March 1, 2020.

As part of this
acquisition, we recorded approximately $52 million

in total assets.

Based on this evaluation under the framework in Internal
Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange

Act of 1934 Rule 13a-15(f), at December 31, 2020.

Ernst & Young

LLP,

an independent registered public accounting firm, has audited our consolidated financial statements as of
and for the year ended December 31, 2020, and opined

as to the effectiveness of internal control over

financial reporting at
December 31, 2020, as stated in its attestation report, which is included herein on page 118.

Change in Internal Control
.

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

Inc.

Opinion on Internal Control over Financial

Reporting

We have

audited Capital

City Bank

Group, Inc.’s

internal control

over financial

reporting as

of December

31, 2020,

based on
criteria established

in Internal

Control—Integrated Framework

issued by

the Committee

of Sponsoring

Organizations of

the
Treadway Commission

(2013 framework)

(the COSO

criteria). In

our opinion,

Capital City

Bank Group,

Inc. (the

Company)
maintained, in

all material

respects, effective

internal control

over financial

reporting as

of December

31, 2020,

based on

the
COSO criteria.

As indicated

in the

accompanying
Management’s

Report on

Internal Control

over Financial

Reporting
, management’s
assessment of and conclusion

on the effectiveness

of internal control over

financial reporting did not

include the internal controls
of Capital City

Home Loans, LLC,

which is included

in the 2020

consolidated financial statements

of Capital City

Bank Group,
Inc. and constituted

$52 million in

total assets as

of March 1,

2020. Our audit

of internal control

over financial reporting

of the
Company also did not include an evaluation of the internal

control over financial reporting of Capital City Home Loans,

LLC.

We also

have audited,

in accordance

with the

standards of

the Public

Company Accounting

Oversight Board

(United States)
(PCAOB), the consolidated

statements of

financial condition

of the

Company as

of December

31, 2020

and 2019,

the related
consolidated statements of

income, comprehensive income,

changes in shareowners’

equity, and

cash flows for

each of the

three
years in

the period

ended December

31, 2020,

and the

related notes

of the

Company and

our report

dated March

1, 2021
expressed   an unqualified opinion thereon .

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

only in accordan

ce with authorizations

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
March 1, 2021

Part III

Item 10.

Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the sections entitled

“Proposal No. 1 – Election of Directors”,

“Corporate Governance at
Capital City,” “Share Ownership”

and “Board Committee Membership” in the Registrant’s

Proxy Statement relating to its Annual
Meeting of Shareowners to be held April 27, 2021.

Item 11. Executive

Compensation

Incorporated herein by reference to the sections entitled

“Compensation Discussion and Analysis,” “Executive Compensation”
and “Director Compensation”

in the Registrant’s Proxy

Statement relating to its Annual Meeting of Shareowners to be held April
27, 2021.

Item 12. Security

Ownership of Certain Beneficial Owners and Management

and Related Shareowners Matters.

Information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections
captioned “Share

Ownership” and “Equity Compensation Plan Information” in

the Registrant’s Proxy Statement

relating to its
Annual Meeting of Shareowners to be held April 27, 2021.

Item 13.

Certain Relationships and Related Transactions,

and Director Independence

Incorporated herein by reference to the sections entitled

“Transactions With Related

Persons” and “Corporate Governance at
Capital City” in the Registrant’s

Proxy Statement relating to its Annual Meeting of

Shareowners to be held April 27, 2021.

Item 14.

Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled

“Audit Committee Matters” in the Registrant’s

Proxy Statement relating to
its Annual Meeting of Shareowners to be held April 27,

2021.

PART

IV

Item 15.

Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1. Financial Statements

Report of Independent Registered Public Accounting

Firm

Consolidated Statements of Financial Condition at the End

of Fiscal Years

2020 and 2019

Consolidated Statements of Income for Fiscal Years

2020, 2019, and 2018

Consolidated Statements of Comprehensive Income for

Fiscal Years

2020, 2019, and 2018
Consolidated Statements of Changes in Shareowners’

Equity for Fiscal Years

2020, 2019, and 2018

Consolidated Statements of Cash Flows for Fiscal Years

2020, 2019, and 2018

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

Commission upon request.
10.1
Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan -

incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-
20683).

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
Form of Participant Agreement for Long-Term Incentive Plan. - incorporated by reference herein to

Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K (filed 3/6/15)(No. 0-13358).

10.7
Participant Agreement, dated February 25, 2015, by and between Thomas A. Barron and the Registrant

– incorporated by reference herein to Exhibit 10.1 of the Registrant’s Form 8-K (filed 2/25/15)(No. 0-
13358).

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

Statement re Computation of Per Share Earnings.*

14
Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial

Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05)

(No. 0-13358).

21
Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2020
.
**
23.1
Consent of Independent Registered Public Accounting Firm.
**
31.1
Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act

of 2002.
**
31.2
Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act

of 2002.
**
32.1
Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.
**
32.2
Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.
**
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

Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the registrant has duly caused this
report to be signed on March 1, 2021, on its behalf

by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK

GROUP,

INC.

/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange

Act of 1934, this report has been signed on March 1, 2021 by the
following persons in the capacities indicated.

/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis

J. Kimbrough Davis
Executive Vice President

and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the registrant has duly caused this
report to be signed on March 1, 2021, on its behalf

by the undersigned, thereunto duly authorized.
Directors:

/s/ Robert Antoine

/s/ Marshall M. Criser III

Robert Antoine

Marshall M. Criser III

/s/ Thomas A. Barron

/s/ J. Everitt Drew

Thomas A. Barron

J. Everitt Drew

/s/ Allan G. Bense

/s/ Eric Grant

Allan G. Bense

Eric Grant

/s/ Frederick Carroll III

/s/ Laura Johnson

Frederick Carroll III

Laura Johnson
/s/ Stanley W.

Connally, Jr.
/s/ John G. Sample, Jr

Stanley W.

Connally, Jr

John G. Sample, Jr
/s/ Cader B. Cox, III /s/ William G. Smith, Jr.

Cader B. Cox, III

William G. Smith, Jr.