Form 10-Q
period 2021-03-31
CAPITAL CITY BANK GROUP INC
filed 2021-04-30
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549

FORM
10-Q

☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2021

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
(Address of principal executive office)

(Zip Code)
(
850
)
402-7821
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class Trading Symbol(s) Name of each exchange on which registered
Common Stock, Par value $0.01
CCBG
Nasdaq Stock Market
, LLC

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

At April 29, 2021,
16,851,878

shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.

QUARTERLY

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2021
TABLE OF CONTENTS

PART I –

Financial Information

Page

Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – March 31, 2021 and December 31, 2020 4
Consolidated Statements of Income – Three Months Ended March 31, 2021 and 2020 5
Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2021 and 2020 6
Consolidated Statements of Changes in Shareowners’ Equity – Three Months Ended March 31, 2021 and 2020 7
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2021 and 2020 8
Notes to Consolidated Financial Statements 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 29

Item 3. Quantitative and Qualitative Disclosure About Market Risk 45

Item 4. Controls and Procedures 45

PART II –

Other Information

Item 1. Legal Proceedings 45

Item 1A. Risk Factors 45

Item 3.
Defaults Upon

Senior Securities
45
Item 4. Mine Safety Disclosure 45
Item 5. Other Information 45

Item 6. Exhibits 46

Signatures

47

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

ended December 31, 2020

(the “2020 Form 10

-K”):
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
●

legislative or regulatory changes;
●

changes in monetary and fiscal policies of the U.S. Government;
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
●

uncertainty in the pricing of residential mortgage loans that we sell, as well as competition for the mortgage servicing rights related to
these loans and related interest rate risk or price risk resulting from retaining mortgage servicing rights and the potential effects of
higher interest rates on our loan origination volumes;
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

PART

I.

FINANCIAL INFORMATION
Item 1.
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(Unaudited)
March 31, December 31,
(Dollars in Thousands) 2021

2020
ASSETS

Cash and Due From Banks $
73,973
$
67,919
Funds Sold

851,910

860,630
Total Cash and Cash

Equivalents

925,883

928,549

Investment Securities, Available

for Sale, at fair value

406,245

324,870
Investment Securities, Held to Maturity (fair value of $
204,158

and $
175,175
)

199,109

169,939
Total Investment

Securities

605,354

494,809

Loans Held For Sale, at fair value
82,081

114,039

Loans Held for Investment
2,057,727

2,006,426
Allowance for Credit Losses

(22,026)

(23,816)
Loans Held for Investment, Net

2,035,701

1,982,610

Premises and Equipment, Net

86,370

86,791
Goodwill

89,095

89,095
Other Real Estate Owned
110
808
Other Assets

105,290

101,370
Total Assets $
3,929,884
$
3,798,071

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,473,891
$
1,328,809
Interest Bearing Deposits

1,884,217

1,888,751
Total Deposits

3,358,108

3,217,560

Short-Term

Borrowings

55,687

79,654
Subordinated Notes Payable

52,887

52,887
Other Long-Term

Borrowings

1,829

3,057
Other Liabilities

109,487

102,076
Total Liabilities

3,577,998

3,455,234
Temporary Equity
27,460
22,000

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,851,878

and
16,790,573

shares issued and outstanding at March 31, 2021 and December

31, 2020, respectively
169
168
Additional Paid-In Capital

32,804

32,283
Retained Earnings

335,324

332,528
Accumulated Other Comprehensive Loss, net of tax

(43,871)

(44,142)
Total Shareowners’

Equity

324,426

320,837
Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
3,929,884
$
3,798,071
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands, Except Per Share

Data)
2021 2020
INTEREST INCOME
Loans, including Fees $
23,350
$
23,593
Investment Securities:
Taxable Securities
1,863
2,996
Tax Exempt Securities
20
19
Funds Sold
213
757
Total Interest Income
25,446
27,365
INTEREST EXPENSE
Deposits
208
939
Short-Term

Borrowings
412
132
Subordinated Notes Payable
307
471
Other Long-Term

Borrowings
21
50
Total Interest Expense
948
1,592
NET INTEREST INCOME
24,498
25,773
Provision for Credit Losses
(982)
4,990
Net Interest Income After Provision For Credit Losses
25,480
20,783
NONINTEREST INCOME
Deposit Fees
4,271
5,015
Bank Card Fees
3,618
3,051
Wealth Management

Fees
3,090
2,604
Mortgage Banking Revenues
17,125
3,253
Other
1,722
1,555
Total Noninterest

Income
29,826
15,478
NONINTEREST EXPENSE
Compensation
26,064
19,736
Occupancy, Net
5,967
4,979
Other Real Estate Owned, Net

(118)
(798)
Other
8,563
7,052
Total Noninterest

Expense
40,476
30,969
INCOME BEFORE INCOME TAXES
14,830
5,292
Income Tax Expense
2,787
1,282
NET INCOME
12,043
4,010
Pre-Tax Income

Attributable to Noncontrolling Interests
(2,537)
277
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
9,506
$
4,287
BASIC NET INCOME PER SHARE $
0.56
$
0.25
DILUTED NET INCOME PER SHARE $
0.56
$
0.25
Average Basic Shares

Outstanding
16,838
16,808
Average Diluted

Shares Outstanding
16,862
16,842
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended
March 31,
(Dollars in Thousands) 2021 2020
NET INCOME $
9,506
$
4,287
Other comprehensive income, before

tax:
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
(1,952)
3,547
Derivative:
Change in net unrealized gain on effective cash

flow derivative
2,125
-
Benefit Plans:
Reclassification adjustment for service cost
24
-
Actuarial gain
166
-
Total Benefit Plans
190
-
Other comprehensive income, before

tax
363
3,547
Deferred tax expense related to other comprehensive

income
92
899
Other comprehensive income, net of tax
271
2,648
TOTAL COMPREHENSIVE

INCOME
$
9,777
$
6,935
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share

Data)
Outstanding Stock Capital Earnings Net of Taxes Total
Balance, January 1, 2021
16,790,573
$
168
$
32,283
$
332,528
$
(44,142)
$
320,837
Net Income -
-
-
9,506
-
9,506
Reclassification to Temporary

Equity
(1)
-
-
-
(4,182)
-
(4,182)
Other Comprehensive Income, net of tax -
-
-
-
271
271
Cash Dividends ($
0.15
00 per share) -
-
-
(2,528)
-
(2,528)
Stock Based Compensation -
-
219
-
-
219
Stock Compensation Plan Transactions,

net
61,305
1
302
-
-
303
Balance, March 31, 2021
16,851,878
$
169
$
32,804
$
335,324
$
(43,871)
$
324,426
Balance, January 1, 2020
16,771,544
$
168
$
32,092
$
322,937
$
(28,181)
$
327,016
Adoption of ASC 326

-
-
-
(3,095)
-
(3,095)
Net Income -
-
-
4,287
-
4,287
Other Comprehensive Income, net of tax -
-
-
-
2,648
2,648
Cash Dividends ($
0.14
00 per share) -
-
-
(2,357)
-
(2,357)
Repurchase of Common Stock
(33,074)
(1)
(707)
-
-
(708)
Stock Based Compensation -
-
291
-
-
291
Stock Compensation Plan Transactio

ns, net
73,311
1
424
-
-
425
Balance, March 31, 2020
16,811,781
$
168
$
32,100
$
321,772
$
(25,533)
$
328,507
(1)
Adjustment to redemption value for

non-controlling interest

in Capital City Home Loans.
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands) 2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income

$
9,506
$
4,287
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
(982)
4,990

Depreciation
1,942
1,623

Amortization of Premiums, Discounts and Fees, net
2,428
1,643

Originations of Loans Held-for-Sale
(470,248)
(150,840)

Proceeds From Sales of Loans Held-for-Sale
519,331
80,781

Net Gain From Sales of Loans Held-for-Sale
(17,125)
(3,030)

Net Additions for Capitalized Mortgage Servicing Rights
119
-

Change in Valuation

Provision for Mortgage Servicing Rights
(250)
-

Stock Compensation
219
291

Net Tax Benefit From

Stock-Based Compensation
(4)
(84)

Deferred Income Taxes
(378)
(511)

Net Change in Operating Leases
(41)
192

Net Gain on Sales and Write-Downs of

Other Real Estate Owned
(202)
(931)

Net Increase in Other Assets
(1,370)
(20,255)

Net Increase in Other Liabilities
7,935
26,646
Net Cash Provided By (Used In) Operating Activities
50,880
(55,198)
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(54,382)
(32,250)

Payments, Maturities, and Calls
24,629
19,370
Securities Available

for Sale:

Purchases
(133,628)
(26,795)

Payments, Maturities, and Calls
49,349
50,347
Purchases of Loans Held for Investment
(23,686)
(2,756)
Net Increase in Loans Held for Investment
(29,437)
(22,191)
Net Cash Paid for Brand Acquisition
-
(2,405)
Proceeds From Sales of Other Real Estate Owned
1,084
1,155
Purchases of Premises and Equipment
(1,592)
(4,773)
Noncontrolling Interest Contributions
1,259
-
Net Cash Used In Investing Activities
(166,404)
(20,298)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits
140,548
(99,869)
Net (Decrease) Increase in Short-Term

Borrowings
(24,181)
70,018
Repayment of Other Long-Term

Borrowings
(1,014)
(524)
Dividends Paid
(2,528)
(2,357)
Payments to Repurchase Common Stock
-
(708)
Issuance of Common Stock Under Purchase Plans
33
125
Net Cash Provided By (Used In) Financing Activities
112,858
(33,315)
NET DECREASE IN CASH AND CASH EQUIVALENTS
(2,666)
(108,811)
Cash and Cash Equivalents at Beginning of Period

928,549
378,423
Cash and Cash Equivalents at End of Period

$
925,883
$
269,612
Supplemental Cash Flow Disclosures:

Interest Paid
$
1,009
$
1,562
Noncash Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned
$
184
$
734
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1 –

BUSINESS AND BASIS OF PRESENTATION

Nature of Operations
.

Capital City Bank Group, Inc. (“CCBG” or the “Company”)

provides a full range of banking and banking-
related services to individual and corporate clients through its subsidiary, Capital City Bank,

with banking offices located in Florida,
Georgia, and Alabama.

The Company is subject to competition from other financial

institutions, is subject to regulation by certain
government agencies and undergoes periodic

examinations by those regulatory authorities.

Basis of Presentation
.

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

The consolidated statement of financial condition at

December 31, 2020 has been derived from the audited

consolidated financial
statements at that date, but does not include all of the

information and footnotes required by generally accepted accounting principles
for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto
included in the Company’s

annual report on Form 10-K for the year ended December

31, 2020.

Accounting Standards Updates

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

NOTE 2 – INVESTMENT SECURITIES
Investment Portfolio Composition
. The following table summarizes the amortized cost and related market value of investment
securities available-for-sale and securities held

-to-maturity and the corresponding amounts of gross unrealized gains and losses.
March 31, 2021 December 31, 2020
Amortized Unrealized Unrealized Market Amortized Unrealized Unrealized Market
Cost Gains Losses Value Cost Gain Losses Value
Available for

Sale
U.S. Government Treasury $
173,029
$
551
$
464
$
173,116
$
103,547
$
972
$
-
$
104,519
U.S. Government Agency
220,018
2,096
584
221,530
205,972
2,743
184
208,531
States and Political Subdivisions
4,244
73
9
4,308
3,543
89
-
3,632
Mortgage-Backed Securities
440
56
-
496
456
59
-
515
Equity Securities
(1)
6,795
-
-
6,795
7,673
-
-
7,673
Total

$
404,526
$
2,776
$
1,057
$
406,245
$
321,191
$
3,863
$
184
$
324,870
Held to Maturity
U.S. Government Treasury $
-
$
-
$
-
$
-
$
5,001
$
13
$
-
$
5,014
Mortgage-Backed Securities
199,109
5,358
309
204,158
164,938
5,223
-
170,161
Total

$
199,109
$
5,358
$
309
$
204,158
$
169,939
$
5,236
$
-
$
175,175
Total Investment

Securities
$
603,635
$
8,134
$
1,366
$
610,403
$
491,130
$
9,099
$
184
$
500,045

(1)

Includes Federal Home Loan Bank and Federal Reserve Bank

stock, recorded

at cost of $
2.0

million and $
4.8

million,
respectively,

at March 31, 2021 and includes

Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $
2.9
million and $
4.8

million, respectively,

at December 31, 2020.

Securities with an amortized cost of $
351.1

million and $
308.2

million at March 31, 2021 and December 31, 2020, respectively,

were
pledged to secure public deposits and for other purposes.

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

Maturity Distribution
.

At March 31, 2021,

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

Available for

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Market Value Amortized Cost Market Value
Due in one year or less $
77,464

$
77,741

$
-

$
-
Due after one year through five years

138,352

137,981

-

-
Due after five year through ten years

989

989

-

-
Mortgage-Backed Securities
440
496
199,109
204,158
U.S. Government Agency

180,486

182,243

-

-
Equity Securities

6,795

6,795

-

-
Total

$
404,526

$
406,245

$
199,109

$
204,158

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

Less Than Greater Than
12 Months 12 Months Total
Market Unrealized Market Unrealized Market Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
March 31, 2021
Available for

Sale
U.S. Government Treasury $
65,577

$
464

$
-

$
-

$
65,577

$
464
U.S. Government Agency
63,630
554
4,778
30
68,408
584
States and Political Subdivisions
744

9

-

-

744

9
Total

129,951

1,027

4,778

30

134,729

1,057

Held to Maturity
Mortgage-Backed Securities
20,550

309

-

-

20,550

309
Total

$
20,550

$
309

$
-

$
-

$
20,550

$
309
December 31, 2020
Available for

Sale

U.S. Government Agency $
28,266
$
156
$
4,670
$
28
$
32,936
$
184
Total

$
28,266

$
156

$
4,670

$
28

$
32,936

$
184

At March 31, 2021, there were
89

positions (combined AFS and HTM) with unrealized losses totaling $
1.4

million.
87

these positions
were U.S. government agency securities issued by U.S. government sponsored entities.

The remaining
two

were municipal securities.

Because the declines in the market value of these securities were attributable to changes in interest rates and not

credit quality, and
because the Company had the ability and intent to hold

these investments until there is a recovery in fair value, which may be at
maturity, the

Company did
no
t record any allowance for credit losses on any investment

securities at March 31, 2021.

Additionally,
no
ne of the securities held by the Company were past due or

in nonaccrual status at March 31, 2021.

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

Further, certain municipal securities held by

the Company have been pre-
refunded and secured by government guaranteed treasuries.

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

NOTE 3 – LOANS HELD FOR INVESTMENT AND ALLOWANCE

FOR CREDIT LOSSES

Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan

portfolio was as follows:

(Dollars in Thousands) March 31, 2021

December 31, 2020
Commercial, Financial and Agricultural $
413,819

$
393,930
Real Estate – Construction

138,104

135,831
Real Estate – Commercial Mortgage

669,158

648,393
Real Estate – Residential
(1)

365,931

352,543
Real Estate – Home Equity

202,099

205,479
Consumer
(2)

268,616

270,250
Loans HFI, Net of Unearned Income $
2,057,727

$
2,006,426

(1)

Includes loans in process with outstanding

balances of $
8.3

million and $
10.9

million at March 31, 2021 and December

31, 2020,
respectively.
(2)

Includes overdraft balances of $
0.9

million and $
0.7

million at March 31, 2021 and December 31,

2020, respectively.

Net deferred fees, which include premiums on purchased

loans, included in loans were $
1.6

million at March 31, 2021 and $
0.1
million at December 31, 2020.

Accrued interest receivable on loans which is excluded

from amortized cost totaled $
7.2

million at March 31, 2021 and $
6.9

million at
December 31, 2020, and is reported separately in Other

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

of
Atlanta.

Loan Purchases
.

The Company will periodically purchase newly originated 1-4

family real estate secured adjustable rate loans from
Capital City Home Loans, a related party.

Loan purchases from CCHL totaled $
22.2

million for the three month period ended March
31, 2021, and were not credit impaired.

Allowance for Credit Losses
.

The allowance for credit losses is calculated in accordance

with the current expected credit loss model,
ASC 326 (“CECL”),

which was adopted on January 1, 2020.

The allowance has two basic components: first, an asset-specific component involving loans that do not share risk characteristics and the measurement of expected credit losses for

such individual
loans; and second, a pooled component for expected credit

losses for pools of loans that share similar risk characteristics.

This
allowance methodology is discussed further in Note 1

– Business and Basis of Presentation/Significant Accounting

Policies in the
Company’s 2020 Form

10-K.

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
March 31, 2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
Provision for Credit Losses
(314)
(225)
(718)
(305)
(655)
(95)
(2,312)
Charge-Offs
(69)
-
-
(6)
(5)
(1,056)
(1,136)
Recoveries

136
-
645
75
124
678
1,658
Net Recoveries
67
-
645
69
119
(378)
522
Ending Balance $
1,957
$
2,254
$
6,956
$
5,204
$
2,575
$
3,080
$
22,026
Three Months Ended
March 31, 2020
Beginning Balance $
1,675
$
370
$
3,416
$
3,128
$
2,224
$
3,092
$
13,905
Impact of Adopting ASC 326
488
302
1,458
1,243
374
(596)
3,269
Provision for Credit Losses
406
567
774
1,704
101
1,438
4,990
Charge-Offs
(362)
-
(11)
(110)
(31)
(1,566)
(2,080)
Recoveries

40
-
191
40
33
695
999
Net Charge-Offs
(322)
-
180
(70)
2
(871)
(1,081)
Ending Balance $
2,247
$
1,239
$
5,828
$
6,005
$
2,701
$
3,063
$
21,083

For the first three months ended March 31, 2021, the allowance decreased by $
1.8

million and reflected a negative provision of $
2.3
million and net loan recoveries of $
0.5

million.

The negative provision was attributable to improving economic conditions, primarily
a lower rate of unemployment and its potential effect

on rates of default.

Three unemployment rate forecast scenarios were utilized to
estimate probability of default and were weighted based

on management’s estimate

of probability.

The mitigating impact of the
unprecedented fiscal stimulus, including direct payments

to individuals, increased unemployment benefits, as well as various government sponsored loan programs, was also considered.

See Note 8 – Commitments and Contingencies for information

on the
allowance for off-balance sheet credit commitments.

Loan Portfolio Aging.

A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days
past due (“DPD”).

The following table presents the aging of the amortized cost basis in accruing past due loans by class of loans.

30-59

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
March 31, 2021
Commercial, Financial and Agricultural $
55
$
58
$
-
$
113
$
413,556
$
150
$
413,819
Real Estate – Construction

565
-
-
565
137,360
179
138,104
Real Estate – Commercial Mortgage

183
-
-
183
667,719
1,256
669,158
Real Estate – Residential

289
226
-
515
362,266
3,150
365,931
Real Estate – Home Equity

355
-
-
355
201,282
462
202,099
Consumer

712
179
-
891
267,560
165
268,616
Total $
2,159
$
463
$
-
$
2,622
$
2,049,743
$
5,362
$
2,057,727
December 31, 2020
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

2021
December 31, 2020
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With With No 90 + Days With With No 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
150
$
-
$
-
$
161
$
-
$
-
Real Estate – Construction

179

-
-
179
-
-
Real Estate – Commercial Mortgage

199

1,057
-
337
1,075
-
Real Estate – Residential

1,641

1,509
-
1,617
1,513
-
Real Estate – Home Equity

462

-
-
695
-
-
Consumer

165

-
-
294
-
-
Total Nonaccrual

Loans
$
2,796
$
2,566
$
-
$
3,283
$
2,588
$
-

Collateral Dependent Loans.

The following table presents the amortized cost basis of collateral-dependent loans.

March 31, 2021 December 31, 2020
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
-
Real Estate – Commercial Mortgage
1,113
-
3,900
-
Real Estate – Residential
2,537
-
3,022
-
Real Estate – Home Equity

299

-

219

-
Consumer

-

29

-

29
Total Collateral Dependent

Loans
$
3,949
$
29
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

Residential Real Estate Loans In Process

of Foreclosure
.

At March 31, 2021 and December 31, 2020, the Company

had $
1.2

million
and $
1.6

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

At March 31, 2021, the Company had $
14.3

million in TDRs, of which $
13.6

million were performing in accordance with the
modified terms.

At December 31, 2020 the Company had $
14.3

million in TDRs, of which $
13.9

million were performing in
accordance with modified terms.

For TDRs, the Company estimated $
0.7

million and $
0.6

million of credit loss reserves at March 31,
2021 and December 31, 2020, respectively.

The modifications made to TDRs involved either an

extension of the loan term, a principal moratorium, a reduction in the interest rate,
or a combination thereof.

For the three months ended March 31, 2021, there were
two

loans modified with a recorded investment of
$
0.4

million.

For the three months ended March 31, 2020, there was
one

loan modified with a recorded investment of $
0.2

million.

For the three month period ended March 31, 2021 there

were
no

loans classified as TDRs, for which there was a payment default

and
the loans were modified within the 12 months prior to default.

For the three month period ended March 31, 2020,

there were
two
loans totaling $
0.1

million that were classified as TDRs, for which there was a payment default and the loans were modified within the
12 months prior to default.

Credit Risk Management
.

The Company has adopted comprehensive lending policies, underwritin

g

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
rehabilitation of real property.

These loans are primarily made based on identifie

d

cash flows of the borrower or project and generally
secured by the property being financed, including 1-4 family residential properties and commercial properties that are

either owner-
occupied or investment in nature.

These properties may include either vacant or improved property.

Construction loans are generally
based upon estimates of costs and value associated with the

completed project.

Collateral values are determined based upon third
party appraisals and evaluations.

Loan to value ratios at origination are governed by established policy guidelines.

The disbursement
of funds for construction loans is made in relation

to the progress of the project and as such these loans are closely monitored by on-
site inspections.

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

The following table summarizes gross loans held for

investment at March 31, 2021 by years of origination and internally assigned
credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

Term

Loans by Origination Year
Revolving
(Dollars in Thousands)
2021 2020 2019 2018 2017 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
77,066
$
188,688
$
41,681
$
32,674
$
12,792
$
21,622
$
38,528
$
413,051
Special Mention
-
-
189
39
4
55
-
287
Substandard

-

12

-

285

38

88

58

481
Total
$
77,066
$
188,700
$
41,870
$
32,998
$
12,834
$
21,765
$
38,586
$
413,819
Real Estate -
Construction:
Pass $
13,786
$
80,577
$
29,221
$
6,301
$
1,570
$
-
$
3,451
$
134,906
Special Mention
643
-
2,376
-
-
-
-
3,019
Substandard

-

-

179

-

-

-

-

179
Total
$
14,429
$
80,577
$
31,776
$
6,301
$
1,570
$
-
$
3,451
$
138,104
Real Estate -
Commercial Mortgage:
Pass $
35,435
$
158,436
$
100,143
$
115,971
$
69,848
$
111,707
$
24,321
$
615,861
Special Mention
-
4,161
6,040
14,296
4,618
13,143
397
42,655
Substandard

1,604

589

3,597

87

1,829

2,936

-

10,642
Total
$
37,039
$
163,186
$
109,780
$
130,354
$
76,295
$
127,786
$
24,718
$
669,158
Real Estate - Residential:
Pass $
42,559
$
92,152
$
58,624
$
39,575
$
37,006
$
78,360
$
6,290
$
354,566
Special Mention
-
139
23
124
173
535
-
994
Substandard

133

1,402

2,653

1,603

1,341

3,239

-

10,371
Total

$
42,692
$
93,693
$
61,300
$
41,302
$
38,520
$
82,134
$
6,290
$
365,931
Real Estate - Home
Equity:
Performing $
39
$
62
$
358
$
238
$
767
$
2,247
$
197,926
$
201,637
Nonperforming

-

-

-

-

-

-

462

462
Total

$
39
$
62
$
358
$
238
$
767
$
2,247
$
198,388
$
202,099
Consumer:
Performing $
30,721
$
97,423
$
61,532
$
44,126
$
20,292
$
9,502
$
4,855
$
268,451
Nonperforming
-
55
61
5
12
32
-
165
Total $
30,721
$
97,478
$
61,593
$
44,131
$
20,304
$
9,534
$
4,855
$
268,616

NOTE 4 – MORTGAGE BANKING ACTIVITIES

The Company’s mortgage

banking activities at its subsidiary Capital City Homes Loans (“CCHL”) include mandatory delivery loan
sales, forward sales contracts used to manage residential

loan pipeline price risk, utilization of warehouse lines to fund secondary market residential loan closings, and residential mortgage

servicing.

For the first quarter of 2020, information provided below reflects
CCHL activities for the period March 1, 2020 to March

31, 2020 and CCB legacy residential real estate activities

for the period
January 1, 2020 to March 1, 2020.

All quarterly information subsequent to the quarter ended March 31,

2020 includes CCHL activity.

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

March 31, 2021 December 31, 2020
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
79,903
$
82,081
$
109,831
$
114,039
Residential Mortgage Loan Commitments ("IRLCs")
(1)
144,155
2,982
147,494
4,825
Forward Sales Contracts
(2)
137,500
1,356
158,500
(907)
$
86,419
$
117,957
(1)
Recorded in other assets at fair value
(2)
Recorded at fair value in other assets at March

31, 2021 and other liabilities at December 31, 2020

Residential mortgage loans held for sale that were

90 days or more outstanding or on nonaccrual totaled $
0.4

million at March 31,
2021 and $
0.6

million at December 31, 2020.

Mortgage banking revenue was as follows:

Three Months Ended March 31,
(Dollars in Thousands) 2021 2020
Net realized gains on sales of mortgage loans $
14,424
$
3,407
Net change in unrealized gain on mortgage loans held

for sale
(2,031)
738
Net change in the fair value of mortgage loan commitments

(IRLCs)
(1,843)
1,655
Net change in the fair value of forward sales contracts
2,263
(1,394)
Pair-Offs on net settlement of forward

sales contracts
3,310
(1,376)
Mortgage servicing rights additions
187
-
Net origination fees
815
223
Total mortgage

banking revenues
$
17,125
$
3,253

Residential Mortgage Servicing

The Company may retain the right to service residential

mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.

The following represents a summary of mortgage

servicing rights.

(Dollars in Thousands) March 31, 2021 December 31, 2020
Number of residential mortgage loans serviced for others
1,800
1,796
Outstanding principal balance of residential mortgage

loans serviced for others
$
454,382
$
456,135
Weighted average

interest rate
3.62%
3.64%
Remaining contractual term (in months)
320
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

Administration.

At March 31, 2021, the servicing portfolio balance

consisted of the following loan types: FNMA (
63
%),
GNMA (
11
%), and private investor (
26
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had $
2.9

million and $
4.9

million in delinquent residential mortgage loans currently

in GNMA pools serviced by the
Company at March 31, 2021 and December 31, 2020,

respectively.

The right to repurchase these loans and the corresponding

liability
has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

For the
three months ended March 31, 2021, the Company

repurchased $
1.5

million of GNMA delinquent or defaulted mortgage loans with
the intention to modify their terms and include the

loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:

Three Months Ended March 31,
(Dollars in Thousands) 2021 2020
Beginning balance $
3,452
$
910
Additions due to loans sold with servicing retained
187
25
Deletions and amortization
(306)
(25)
Valuation

allowance reversal
250
-
Ending balance $
3,583
$
910

The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three month periods ended March
31, 2021 and March 31, 2020.

The key unobservable inputs used in determining the

fair value of the Company’s mortgage

servicing rights were as follows:

March 31, 2021 December 31, 2020
Minimum Maximum Minimum Maximum
Discount rates
11.00%
15.00%
11.00%
15.00%
Annual prepayment speeds
9.60%
24.96%
13.08%
23.64%
Cost of servicing (per loan) $
90
$
110
$
90
$
110

Changes in residential mortgage interest rates directly

affect the prepayment speeds used in valuing the Company’s

mortgage
servicing rights.

A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates,
estimated loan curtailment, anticipated defaults, and other relevant factors.

The weighted average

annual prepayment speed was
14.16
% at March 31, 2021 and
17.10
% at December 31, 2020.

Warehouse

Line Borrowings

The Company has the following warehouse lines of

credit and master repurchase agreements with various financial institutions at
March 31, 2021.

Amounts
(Dollars in Thousands) Outstanding
$
25

million warehouse line of credit agreement expiring
October 2021
.

Interest is at LIBOR plus
2.25%
, with a
floor rate of
3.50%
.

A cash pledge deposit of $
0.1

million is required by the lender.
$
7,788
$
50

million master repurchase agreement without defined expiration.

Interest is at the LIBOR plus
2.24%

to
3.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
27,622
$
50

million warehouse line of credit agreement expiring in
September 2021
.

Interest is at the LIBOR plus
2.75%
, with a floor rate of
3.25%
.
13,403
Total Warehouse

Borrowings
$
48,813

Warehouse

line borrowings are classified as short-term borrowings.

At March 31, 2021, the Company had mortgage loans held for
sale pledged as collateral under the above warehouse lines

of credit and master repurchase agreements.

The above agreements also
contain covenants which include certain financial requirements,

including maintenance of minimum tangible net worth,

minimum
liquid assets, maximum debt to net worth ratio and positive

net income, as defined in the agreements.

The Company was in
compliance with all significant debt covenants at March

31, 2021.

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

The balance of this line of credit at March 31,
2021 was $
29.7

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling

$
30

million at March 31, 2021 were designed as a cash flow hedge for subordinated
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
.

Notional
Fair

Balance Sheet Weighted Average
(Dollars in Thousands)

Amount
Value Location

Maturity (Years)
March 31, 2021
Interest rate swaps related to subordinated debt $
30,000
$
2,699
Other Assets
9.3
December 31, 2020
Interest rate swaps related to subordinated debt $
30,000
$
574
Other Assets
9.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related

to the cash
flow derivative instruments (interest rate swaps related to

subordinated debt) for the three month period ended March

31, 2021.

Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) in AOCI Category from AOCI to Income
Three months ended March 31, 2021 $
1,587

Interest Expense $
(33)

The Company estimates there will be approximately

$
0.1

million reclassified as an increase to interest expense within the next 12
months.

The Company had a collateral liability of $
2.6

million and $
0.5

million at March 31, 2021 and December 31, 2020, respectively.

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
45

years.

The Company’s
leases are not complex and do not contain residual value

guarantees, variable lease payments, or significant assumptions or judgments
made in applying the requirements of Topic

842.

Operating leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

At March 31, 2021, the operating
lease ROU assets and liabilities were $
11.8

million and $
12.6

million, respectively.

The Company does not have any finance leases or
any significant lessor agreements.

The table below summarizes our lease expense and other

information related to the Company’s

operating leases.
Three Months Ended
March 31,
(Dollars in Thousands) 2021 2020
Operating lease expense $
344
$
156
Short-term lease expense
140
79
Total lease expense $
484
$
235
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
385
$
160
Right-of-use assets obtained in exchange for new operating lease liabilities
75
5,092
Weighted average

remaining lease term — operating leases (in years)
25.5
15.4
Weighted average

discount rate — operating leases
2.1%
2.4%

The table below summarizes the maturity of remaining

lease liabilities:
(Dollars in Thousands) March 31, 2021
2021 $
1,158
2022
1,389
2023
995
2024
945
2025
771
2026 and thereafter
11,132
Total $
16,390
Less: Interest
(3,837)
Present Value

of Lease liability
$
12,553

At March 31, 2021, the Company had additional operating

lease payments for
two

banking offices that have not yet commenced
totaling $
4.8

million based on the initial contract term of
15 years
.

Payments for the banking offices are expected to commence after the construction period ends, which is expected to occur during the second quarter of 2022 and the third quarter of 2022.

A related party is the lessor in an operating lease with

the Company.

The Company’s minimum

payment is $
0.2

million annually
through 2024, for an aggregate remaining obligation of

$
0.7

million at March 31, 2021.

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

Three Months Ended March 31,
(Dollars in Thousands) 2021 2020
Service Cost $
1,743
$
1,457
Interest Cost
1,221
1,411
Expected Return on Plan Assets
(2,787)
(2,748)
Prior Service Cost Amortization
4
4
Net Loss Amortization
1,691
1,011
Special Termination

Charge
-
61
Net Periodic Benefit Cost $
1,872
$
1,196
Discount Rate Used for Benefit Cost
2.88%
3.53%
Long-term Rate of Return on Assets
6.75%
7.00%

The components of the net periodic benefit cost for the Company's

SERP plans were as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2021 2020
Service Cost $
9
$
-
Interest Cost $
59
$
72
Prior Service Cost Amortization
19
-
Net Loss Amortization
198
247
Net Periodic Benefit Cost $
285
$
319
Discount Rate Used for Benefit Cost
2.38%
3.16%

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

March 31, 2021 December 31, 2020
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$

170,898
$

599,387
$

770,285
$
160,372
$

596,572
$

756,944
Standby Letters of Credit

6,711

-

6,711
6,550

-

6,550
Total
$

177,609
$
599,387
$
776,996
$
166,922
$
596,572
$
763,494

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
property, plant and

equipment; and inventory.

The allowance for credit losses for off-balance sheet

credit commitments that are not unconditionally cancellable

by the bank is
adjusted as a provision for credit loss expense and is recorded in other liabilities.

The following table shows the activity in the
allowance.

Three Months Ended March 31,
(Dollars in Thousands) 2021 2020
Beginning Balance
$

1,644
$

157
Impact of Adoption of ASC 326
-
876
Provision for Credit Losses
1,330
-
Ending Balance
$

2,974
$
1,033

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

Quarterly fixed payments approximate $
200,000
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

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
March 31, 2021
ASSETS:
Securities Available

for Sale:
U.S. Government Treasury $
173,116
$
-
$
-
$
173,116
U.S. Government Agency
-
221,530
-
221,530
States and Political Subdivisions
-
4,308
-
4,308
Mortgage-Backed Securities
-
496
-
496
Equity Securities
(1)
-
6,795
-
6,795
Loans Held for Sale
-
82,081
-
82,081
Interest Rate Swap Derivative
-
2,699
-
2,699
Mortgage Banking Hedge Derivative
-
1,356
-
1,356
Mortgage Banking IRLC Derivative
-
-
2,982
2,982
Mortgage Servicing Rights
-
-
4,019
4,019
December 31, 2020
ASSETS:
Securities Available

for Sale:
U.S. Government Treasury $
104,519
$
-
$
-
$
104,519
U.S. Government Agency
-
208,531
-
208,531
States and Political Subdivisions
-
3,632
-
3,632
Mortgage-Backed Securities
-
515
-
515
Equity Securities
(1)
-
7,673
-
7,673
Loans Held for Sale
-
114,039
-
114,039
Interest Rate Swap Derivative
-
574
-
574
Mortgage Banking IRLC Derivative
-
-
4,825
4,825
LIABILITIES:
Mortgage Banking Hedge Derivative
-
907
-
907
(1)
Not readily marketable securities - reflected

in other assets.

Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers of

$
15.4

million and $
10.5

million, respectively,

for
the three month period ending March 31, 2021 and Level 3

issuances and transfers of $
1.2

million and $
1.8

million, respectively,

for
the three month period ending March 31, 2020 related to

mortgage banking activities.

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
periods.

Collateral-dependent loans had a carrying value of $
4.0

million with a valuation allowance of $
0.1

million at March 31, 2021
and $
7.1

million and $
0.1

million, respectively,

at December 31, 2020.

Other Real Estate Owned
.

During the first three months of 2021,

certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less
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

At March 31, 2021, there was
no

valuation allowance for loan servicing rights.

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

March 31, 2021
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
73,973
$
73,973
$
-
$
-
Short-Term

Investments
851,910
851,910
-
-
Investment Securities, Available

for Sale
406,245
173,116
233,129
-
Investment Securities, Held to Maturity
199,109
-
204,158
-
Equity Securities
(1)
3,588
-
3,588
-
Loans Held for Sale
82,081
-
82,081
-
Interest Rate Swap Derivative
2,699
-
2,699
-
Mortgage Banking Hedge Derivative
1,356
-
1,356
-
Mortgage Banking IRLC Derivative
2,982
-
-
2,982
Mortgage Servicing Rights
3,583
-
-
4,019
Loans, Net of Allowance for Credit Losses
2,035,701
-
-
2,036,010
LIABILITIES:
Deposits $
3,358,108
$
-
$
3,358,015
$
-
Short-Term

Borrowings
55,687
-
55,687
-
Subordinated Notes Payable
52,887
-
43,038
-
Long-Term Borrowings
1,829
-
1,927
-

December 31, 2020
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
67,919
$
67,919
$
-
$
-
Short-Term

Investments
860,630
860,630
-
-
Investment Securities, Available

for Sale
324,870
104,519
220,351
-
Investment Securities, Held to Maturity
169,939
5,014
170,161
-
Loans Held for Sale
114,039
-
114,039
-
Equity Securities
(1)
3,589
-
3,589
-
Interest Rate Swap Derivative
574
-
574
-
Mortgage Banking IRLC Derivative
4,825
-
-
4,825
Mortgage Servicing Rights
3,452
-
-
3,451
Loans, Net of Allowance for Credit Losses
1,982,610
-
-
1,990,740
LIABILITIES:
Deposits $
3,217,560
$
-
$
3,217,615
$
-
Short-Term

Borrowings
79,654
-
79,654
-
Subordinated Notes Payable
52,887
-
43,449
-
Long-Term Borrowings
3,057
-
3,174
-
Mortgage Banking Hedge Derivative
907
-
907
-

(1)

Not readily marketable securities - reflected

in other assets.

All non-financial instruments are excluded from the

above table.

The disclosures also do not include goodwill.

Accordingly, the
aggregate fair value amounts presented do not represent

the underlying value of the Company.

NOTE 10 – ACCUMULATED

OTHER COMPREHENSIVE INCOME (LOSS)

The amounts allocated to accumulated other comprehensive

income (loss) are presented in the table below.

Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive
(Dollars in Thousands)

for Sale

Swap

Plans

Loss
Balance as of January 1, 2021 $
2,700

$
428

$
(47,270)

$
(44,142)
Other comprehensive income during the period

(1,458)

1,587

142

271
Balance as of March 31, 2021 $
1,242

$
2,015

$
(47,128)

$
(43,871)
Balance as of January 1, 2020 $
864

$
-

$
(29,045)

$
(28,181)
Other comprehensive income during the period

2,648

-

-

2,648
Balance as of March 31, 2020 $
3,512

$
-

$
(29,045)

$
(25,533)

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS

OF
OPERATIONS

Management’s discussion

and analysis ("MD&A") provides supplemental information,

which sets forth the major factors that have
affected our financial condition and results of

operations and should be read in conjunction with the Consolidated

Financial
Statements and related notes.

The following information should provide a better

understanding of the major factors and trends that
affect our earnings performance and financial

condition, and how our performance during 2021 compares with prior years.

Throughout this section, Capital City Bank Group,

Inc., and subsidiaries, collectively,

is referred to as "CCBG," "Company,"

"we,"
"us," or "our."

CAUTION CONCERNING FORWARD

-LOOKING STATEMENTS

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

of our 2020
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

Results of operations are also affected by the provision for credit losses, noninterest
income such as deposit fees, wealth management fees, mortgage banking

fees and bank card fees, and operating expenses such as
salaries and employee benefits, occupancy,

and other operating expenses, including income taxes.

A detailed discussion regarding the economic conditions

in our markets and our long-term strategic objectives is included as part of
the MD&A section of our 2020 Form 10-K.

Strategic Alliance
.

On March 1, 2020, CCB completed its acquisition of a 51% membership interest in Brand Mortgage Group, LLC
(“Brand”) which is now operated as a Capital City Home Loans

(“CCHL”).

CCHL was consolidated into CCBG’s

financial
statements effective March 1, 2020.

See Note 1 – Business Combination in the 2020 Form 10-K

in the Consolidated Financial
Statements.

RESPONSE TO COVID-19 PANDEMIC

The global and local responses to the COVID-19 pandemic

have shown significant progress, and our clients and

associates continue

to
adjust to the changing conditions presented by the

pandemic. However, the pandemic

has adversely impacted a broad range of
industries in which the Company’s

customers operate and could still impair their ability to

fulfill their financial obligations to the
Company.

In addition, although our associates have generally been

available and working during the pandemic, COVID-19 has the
potential to create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have

taken several actions designed to cushion the economic fallout.

The
Coronavirus Aid, Relief and Economic Security (“CARES”) Act

was signed into law at the end of March 2020 as a $2 trillion legislative package.

The goal of the CARES Act was to curb the economic downturn

through various measures, including direct
financial aid to American families and economic

stimulus to significantly impacted industry sectors through programs like the
Paycheck Protection Program ("PPP") and Main Street Lending

Program (“MSLP”).

During December 2020, many provisions of the
CARES Act were extended through the end of 2021.

In addition to the general impact of COVID-19, certain provisions of the
CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on

the Company’s 2020 and
2021 operations and could continue to impact operations going forward.

The Company’s business is dependent

upon the willingness and ability of its associates and clients to conduct banking and other
financial transactions.

While it appears that epidemiological and macroeconomic

conditions are trending in a positive direction at
March 31, 2021, if case counts trend higher in our

markets,

the Company could experience further adverse effects

on its business,
financial condition, results of operations and cash

flows.

While it is not possible to know the full universe or extent that the impact of
COVID-19, and any potential resulting measures to curtail its spread,

will have on the Company’s

future operations, we discuss
potential impacts on our financial performance in

more detail throughout parts of the MD&A section.

To protect the

health of our
clients and associates and comply with applicable government directives, we have modified our business practices as noted

below.

COVID-19 Update

●

We continue

to closely follow COVID-19 case count trends in our markets and adjust our operations as needed to respond
to the changing conditions presented by the COVID-19 pandemic.
●

All of our banking offices are open for business, but

continue to be subject to national guidelines

and local safety
ordinances that are designed to protect our clients and associates.

●

To limit building

capacity, we continue

to utilize flexible in-office and remote working arrangements for non-retail
associates.

●

In support of social distancing measures, we encourage

clients to use our enhanced digital access options for banking products and access to sales associates.

NON-GAAP FINANCIAL MEASURES

We present a

tangible common equity ratio and a tangible book value per

diluted share that, in each case, reduces shareowners’ equity and total assets by the amount of goodwill resulting

from merger and acquisition activity.

We believe these

measures

are useful to
investors because it allows investors to more easily compare our capital adequacy to other companies in the industry

,

although the
manner in which we calculate non-GAAP financial

measures may differ from that of other companies reporting

non-GAAP measures
with similar names.

The GAAP to non-GAAP reconciliation for each quarter presented on page 31 is provided below.

2021 2020 2019
(Dollars in Thousands, except per share data) First Fourth Third Second First Fourth Third Second
Shareowners' Equity (GAAP) $ 324,426 $ 320,837 $ 339,425 $ 335,057 $ 328,507 $ 327,016 $ 321,562 $ 314,595
Less: Goodwill (GAAP) 89,095 89,095 89,095 89,095 89,275 84,811 84,811 84,811
Tangible Shareowners' Equity (non

-GAAP)
A
235,331 231,742 250,330 245,962 239,232 242,205 236,751 229,784
Total Assets (GAAP) 3,929,884 3,798,071 3,587,041 3,499,524 3,086,523 3,088,953 2,934,513 3,017,654
Less: Goodwill (GAAP) 89,095 89,095 89,095 89,095 89,275 84,811 84,811 84,811
Tangible Assets (non-GAAP)
B
$ 3,840,789 $ 3,708,976 $ 3,497,946 $ 3,410,429 $ 2,997,248 $ 3,004,142 $ 2,849,702 $ 2,932,843
Tangible Common Equity Ratio

(non-GAAP)
A/B
6.13% 6.25% 7.16% 7.21% 7.98% 8.06% 8.31% 7.83%
Actual Diluted Shares Outstanding (GAAP)
C
16,875,719 16,844,997 16,800,563 16,821,743 16,845,462 16,855,161 16,797,241 16,773,449
Diluted Tangible Book Value

(non-GAAP)

A/C
13.94 13.76 14.90 14.62 14.20 14.37 14.09 13.70

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
(Dollars in Thousands, Except 2021 2020 2019
Per Share Data) First Fourth Third Second First Fourth Third Second
Summary of Operations :
Interest Income $ 25,446 $ 26,154 $ 26,166 $ 26,512 $ 27,365 $ 28,008 $ 28,441 $ 28,665
Interest Expense 948 1,181 1,044 1,054 1,592 1,754 2,244 2,681
Net Interest Income 24,498 24,973 25,122 25,458 25,773 26,254 26,197 25,984
Provision for Credit Losses (982) 1,342 1,308 2,005 4,990 (162) 776 646
Net Interest Income After

Provision for Credit Losses
25,480 23,631 23,814 23,453 20,783 26,416 25,421 25,338
Noninterest Income 29,826 30,523 34,965 30,199 15,478 13,828 13,903 12,770
Noninterest Expense 40,476 41,348 40,342 37,303 30,969 29,142 27,873 28,396
Income

Before

Income Taxes
14,830 12,806 18,437 16,349 5,292 11,102 11,451 9,712
Income Tax Expense 2,787 2,833 3,165 2,950 1,282 2,537 2,970 2,387
(Income) Loss Attributable to NCI (2,537) (2,227) (4,875) (4,253) 277 - - -
Net Income Attributable to CCBG
9,506 7,746 10,397 9,146 4,287 8,565 8,481 7,325
Net Interest Income (FTE) $ 24,607 $ 25,082 $ 25,233 $ 25,564 $ 25,877 $ 26,378 $ 26,333 $ 26,116

Per Common Share :
Net Income Basic $ 0.56 $ 0.46 $ 0.62 $ 0.55 $ 0.25 $ 0.51 $ 0.51 $ 0.44
Net Income Diluted 0.56 0.46 0.62 0.55 0.25 0.51 0.50 0.44
Cash Dividends Declared 0.15 0.15 0.14 0.14 0.14 0.13 0.13 0.11
Diluted Book Value 19.22 19.05 20.20 19.92 19.50 19.40 19.14 18.76
Diluted Tangible Book Value
(1)
13.94 13.76 14.90 14.62 14.20 14.37 14.09 13.70
Market Price:

High
28.98 26.35 21.71 23.99 30.62 30.95 28.00 25.00

Low
21.42 18.14 17.55 16.16 15.61 25.75 23.70 21.57

Close
26.02 24.58 18.79 20.95 20.12 30.50 27.45 24.85

Selected Average Balances :
Loans Held for Investment $ 2,044,363 $ 1,993,470 $ 2,005,178 $ 1,982,960 $ 1,847,780 $ 1,834,085 $ 1,824,685 $ 1,814,401
Earning Assets 3,497,929 3,337,409 3,223,838 3,016,772 2,751,880 2,694,700 2,670,081 2,719,217
Total Assets 3,821,521 3,652,436 3,539,332 3,329,226 3,038,788 2,982,204 2,959,310 3,010,662
Deposits 3,239,508 3,066,136 2,971,277 2,783,453 2,552,690 2,524,951 2,495,755 2,565,431
Shareowners’ Equity 326,330 343,674 340,073 333,515 331,891 326,904 320,273 313,599
Common Equivalent Average Shares:

Basic
16,838 16,763 16,771 16,797 16,808 16,750 16,747 16,791

Diluted
16,862 16,817 16,810 16,839 16,842 16,834 16,795 16,818
Performance Ratios:
Return on Average Assets

1.01% 0.84% 1.17% 1.10% 0.57% 1.14% 1.14% 0.98%
Return on Average Equity 11.81 8.97 12.16 11.03 5.20 10.39 10.51 9.37
Net Interest Margin (FTE) 2.85 3.00 3.12 3.41 3.78 3.89 3.92 3.85

Noninterest Income as % of

Operating Revenue
54.90 55.00 58.19 54.26 37.52 34.50 34.67 32.95
Efficiency Ratio 74.36 74.36 67.01 66.90 74.89 72.48 69.27 73.02

Asset Quality:
Allowance for Credit Losses ("ACL")

$
22,026 $ 23,816

$
23,137 $ 22,457 $ 21,083 $ 13,905 $ 14,319 $ 14,593
ACL to Loans HFI 1.07% 1.19% 1.16% 1.11% 1.13% 0.75% 0.78% 0.79%
Nonperforming Assets (“NPAs”) 5,472 6,679 6,732 8,025 6,337 5,425 5,454 6,632

NPAs to Total

Assets
0.14 0.18 0.19 0.23 0.21 0.18 0.19 0.22
NPAs to Loans HFI plus OREO 0.27 0.33 0.34 0.40 0.34 0.29 0.30 0.36
ACL to Non-Performing Loans 410.78 405.66 420.30 322.37 432.61 310.99 290.55 259.55
Net Charge-Offs to Average

Loans HFI
(0.10) 0.09 0.11 0.05 0.23 0.05 0.23 0.04
Capital Ratios:
Tier 1 Capital 16.08% 16.19% 16.77% 16.59% 16.12% 17.16% 16.83% 16.36%
Total Capital 17.20 17.30 17.88 17.60 17.19 17.90 17.59 17.13
Common Equity Tier 1 13.63 13.71 14.20 14.01 13.55 14.47 14.13 13.67
Leverage 8.97 9.33 9.64 10.12 10.81 11.25 11.09 10.64

Tangible Common Equity
(1)
6.13 6.25 7.16 7.21 7.98 8.06 8.31 7.83

(1)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 30.

FINANCIAL OVERVIEW

Results of Operations

Performance Summary
.

Net income was $9.5 million, or $0.56 per diluted share,

for the first quarter of 2021 compared to net income
of $7.7 million, or $0.46 per diluted share, for the fourth

quarter of 2020 and net income of $4.3 million,

or $0.25 per diluted share,

for
the first quarter of 2020.

Net Interest Income
.

Taxable equivalent

net interest income for the first quarter of 2021 was $24.6

million compared to $25.1 million
for the fourth quarter of 2020 and $25.9 million for the

first quarter of 2020.

The decrease compared to both prior periods reflected
lower rates earned

on investment securities and variable/adjustable rate loans.

The year-over-year decline also reflected lower rates on
overnight funds.

Partially offsetting these declines were higher volumes

of earning assets, including lower yielding loans from

the
SBA Paycheck Protection Program (“SBA PPP”) and overnight

funds.

Provision and Allowance for Credit

Losses.

For the first quarter of 2021, we recorded a negative provision of $1.0 million compared
to provision expense of $1.3 million for the fourth

quarter of 2020 and $5.0 million for the first quarter of

2020.

The negative
provision for the first quarter of 2021 generally reflected

improving economic conditions and a lower level of expected

losses related
to COVID-19.

Further, we recognized net loan recoveries

of $0.5 million in the first quarter of 2021.

Noninterest Income
.

Noninterest income for the first quarter of 2021 totaled $29.8 million, a decrease of $0.7 million, or 2.3%, from
the fourth quarter of 2020 and a $14.3 million, or 92.7%,

increase over the first quarter of 2020.

The decrease from the fourth quarter
of 2020 was due to a seasonal decline in mortgage

banking revenues.

The increase over the first quarter of 2020 was also attributable to higher mortgage banking revenues due to the strategic

alliance with CCHL.

Noninterest Expense
.

Noninterest expense for the first quarter of 2021 totaled $40.5 million, a decrease of $0.9 million, or 2.1%, from
the fourth quarter of 2020 and a $9.5 million, or 30.78%,

increase over the first quarter of 2020.

The decrease from the fourth quarter
of 2020 was primarily attributable to lower compensation

expense and other real estate owned (“OREO”) expense.

The increase
compared to the first quarter of 2020 reflected expenses added by the CCHL acquisition as Core CCBG’s

expenses remained flat.

Financial Condition

Earning Assets
.

Average

earning assets were $3.498 billion for the first quarter of 2021,

an increase of $160.5 million, or 4.8%

over
the fourth quarter of 2020, and an increase of $746.0 million,

or 27.1% over the first quarter of 2020.

The increase over both prior
periods was primarily driven by higher deposit balances,

which funded growth in both overnight funds sold and SBA PPP loans.

Deposit balances increased as a result of strong core deposit growth, in addition to funding retained at the bank from

SBA PPP loans,
and various other stimulus programs.

Loans
.

Average loans held

for investment (“HFI”) increased $50.9 million, or

2.6%, over the fourth quarter of 2020 and $196.6
million, or 10.6%, over the first quarter of 2020.

Period end balances increased $51.3 million, or 2.6%, over the fourth quarter of
2020 and $195.3 million, or 10.5%, over the first quarter

of 2020.

In the first quarter of 2021, we originated an additional round of
SBA PPP loans totaling $65.4 million.

Excluding SBA PPP loans, average and period end loans increased

$23 million and $36
million, respectively,

over the fourth quarter of 2020.

Credit Quality
.

Nonaccrual loans totaled $5.4 million (0.26% of HFI loans)

at March 31, 2021

compared to $5.9 million (0.29%

of
HFI loans) at December 31, 2020 and $4.9 million (0.26%

of HFI loans) at March 31, 2020.

Classified loans totaled $20.6 million,
$17.6

million, and $16.5 million at the same respective periods.

We continue

to closely monitor borrowers and loan portfolio
segments impacted by the pandemic.

Approximately $328 million of the $333 million in loans that received

COVID-19 loan
extension have resumed making regularly scheduled payments

and we have experienced nominal problem loan migration

within that
pool of loans.

Deposits
.

Average total

deposits increased $173.4 million, or 5.7%, over the fourth

quarter of 2020,

and $686.8 million, or 26.9%,
over the first quarter of 2020.

Period end deposit balances grew $140.5 million and

$812.5 million over the fourth quarter of 2020 and
first quarter of 2020,

respectively, indicating

strong growth in core deposit balances.

Over the past twelve months, multiple
government stimulus programs have been implemented,

including the CARES Act and the American Rescue Plan Act, which are
responsible for a portion of this growth.

Capital
.

At March 31, 2021, we were well-capitalized with a total risk-based capital ratio of 17.20%

and a tangible common equity
ratio (a non-GAAP financial measure) of 6.13% compared

to 17.30% and 6.25%, respectively,

at December 31, 2020 and 17.19% and
7.98%, respectively,

at March 31, 2020.

At March 31, 2021, all of our regulatory capital ratios exceeded the threshold to be well-
capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS

Net Income

For the first quarter of 2021, we realized net income of

$9.5 million, or $0.56 per diluted share, compared to

net income of $7.7
million, or $0.46 per diluted share, for the fourth quarter

of 2020, and $4.3 million, or $0.25 per diluted share, for the first quarter of
2020.

Compared to the fourth quarter of 2020, the $2.0 million

increase in operating profit was attributable to a $2.3

million decrease in the
provision for credit losses and lower noninterest expense

of $0.9 million, partially offset by a $0.7 million

decrease in noninterest
income and lower net interest income of $0.5 million.

Compared to the first quarter of 2020, the $9.5 million

increase in operating profit was attributable to a $14.3 million increase in
noninterest income and a lower provision for credit losses of

$6.0 million, partially offset by higher noninterest

expense of $9.5 million
and lower net interest income of $1.3 million.

This comparison reflects the acquisition of a 51% membership interest in, and
consolidation of, CCHL on March 1, 2020.

A condensed earnings summary of each major component

of our financial performance is provided below:

Three Months Ended
(Dollars in Thousands, except per share data) March 31, 2021 December 31, 2020 March 31, 2020
Interest Income $ 25,446 $ 26,154 $ 27,365
Taxable Equivalent Adjustments 109 109 104
Total Interest Income (FTE) 25,555 26,263 27,469
Interest Expense 948 1,181 1,592
Net Interest Income (FTE) 24,607 25,082 25,877
Provision for Credit Losses (982) 1,342 4,990
Taxable Equivalent Adjustments 109 109 104
Net Interest Income After Provision for Credit Losses 25,480 23,631 20,783
Noninterest Income 29,826 30,523 15,478
Noninterest Expense 40,476 41,348 30,969
Income Before Income Taxes 14,830 12,806 5,292
Income Tax Expense 2,787 2,833 1,282
Pre-Tax (Income) Loss

Attributable to Noncontrolling Interests
(2,537) (2,227) 277
Net Income Attributable to Common Shareowners $ 9,506 $ 7,746 $ 4,287

Basic Net Income Per Share $ 0.56 $ 0.46 $ 0.25
Diluted Net Income Per Share $ 0.56 $ 0.46 $ 0.25

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

Tax-equivalent

net interest income for the first quarter of 2021 was $24.6 million compared to $25.1 million for the fourth quarter of
2020 and $25.9 million for the first quarter of 2020.

The decrease compared to both prior periods reflected lower

rates earned on
investment securities and variable/adjustable rate loans.

The year-over-year decline also reflected lower rates on overnight funds.

Partially offsetting these declines were higher volumes

of earning assets, including lower yielding SBA PPP loans and overnight
funds.

Our net interest margin for the first quarter

of 2021 was 2.85%, a decrease of 15 basis points from

the fourth quarter of 2020 and a
decline of 93 basis points from the first quarter of 2020.

The decreases were primarily attributable to significant growth in overnight
funds which reduced our margin.

Our net interest margin for the first quarter of 2021

,

excluding the impact of overnight funds in
excess of $200 million, was 3.45%.

We anticipate

margin improvement from these levels as a portion

of our overnight funds are
deployed into various strategies under consideration.

The federal funds target rate has remained

in the range of 0.00%-0.25% since March 2020 when the Fed

reduced its overnight rate by
150 basis points, and as a result we continue to experience

lower repricing of our variable/adjustable rate earning assets and investment securities. Interest and fee income related

to the SBA PPP (See Loans below) will partially offset

the effect of lower rates.

Our overall cost of funds remained low during

the first quarter of 2021 at 0.11%, a decrease

of three basis points compared to the
fourth quarter of 2020, primarily due to a reduction in

short-term borrowings.

Due to highly competitive fixed-rate loan pricing in our

markets, we continue to review our loan pricing and make adjustments where
we believe

appropriate and prudent.

Provision for Credit Losses

We recorded

a negative provision for credit losses of $1.0 million (consisting of a negative $2.3 million for HFI loans, partially offset
by a $1.3 million expense for unfunded loan commitments)

for the first quarter of 2021 compared to provision expense

of $1.3 million
for the fourth quarter of 2020 and $5.0 million for the

first quarter of 2020.

The negative provision for the first quarter of 2021
generally reflected improving economic conditions and

a lower level of expected losses related to COVID-19.

Further, we recognized
net loan recoveries of $0.5 million in the first quarter

of 2021.

We discuss the allowance

for credit losses and COVID-19 exposure
further below.

Charge-off activity for the respective

periods is set forth below:

Three Months Ended
(Dollars in Thousands, except per share data)
March 31, 2021 December 31, 2020 March 31, 2020
CHARGE-OFFS
Commercial, Financial and Agricultural

$
69

$
104

$
362
Real Estate - Construction - - -
Real Estate - Commercial Mortgage - - 11
Real Estate - Residential 6 38 110
Real Estate - Home Equity 5 10 31
Consumer
(1)
1,056 1,232 1,566
Total Charge

-offs

$
1,136
$

1,384

$
2,080

RECOVERIES
Commercial, Financial and Agricultural
$

136

$
64

$
40
Real Estate - Construction - 50 -
Real Estate - Commercial Mortgage 645 27 191
Real Estate - Residential 75 153 40
Real Estate - Home Equity 124 40 33
Consumer
(1)
678 564 695
Total Recoveries

$
1,658

$
898

$
999

Net Charge-offs (Recoveries)

$
(522)

$
486

$
1,081

Net Charge-offs (Recoveries) (Annualized)

to Average Loans HFI
(0.10) % 0.09% 0.23%
(1)
Includes overdrafts.

Noninterest Income

Noninterest income for the first quarter of 2021 totaled

$29.8 million compared to $30.5 million for the fourth

quarter of 2020 and
$15.5 million for the first quarter of 2020.

The decrease from the fourth quarter of 2020 was due to lower mortgage banking revenues
of $0.6 million and deposit fees of $0.4 million, partially

offset by higher bank card fees of $0.2 million and

other income of $0.1
million.

Compared to the first quarter of 2020, the $14.3 million increase reflected higher mortgage banking revenues of $13.9
million, wealth management fees of $0.5 million,

and bank card fees of $0.6 million, partially offset by

lower deposit fees of $0.7
million.

Noninterest income represented 54.9% of operating revenues

(net interest income plus noninterest income) for the first quarter of 2021
compared to 55.0% for the fourth quarter of 2020 and

37.5% for the first quarter of 2020.

The 51% ownership acquisition of CCHL and consolidation

into CCBG’s financial statements

occurred on March 1, 2020.

The table
below reflects the major components of noninterest income

for both Core CCBG and CCHL to help facilitate a better understanding of
the period over period comparison.

Three Months Ended
Mar 31, 2021 Dec 31, 2020 Mar 31, 2020
(Dollars in thousands)
Core
CCBG CCHL
Core
CCBG CCHL
Core
CCBG CCHL
Deposit Fees $ 4,271 - $ 4,713 $ - $ 5,015 $ -
Bank Card Fees 3,618 - 3,462 - 3,051 -
Wealth Management Fees 3,090 - 3,069 - 2,604 -
Mortgage Banking Revenues 279 16,846 302 17,409 1,138 2,115
Other

1,296 426 1,205 363 1,459 96
Total Noninterest Income $ 12,554 $ 17,272 $ 12,751 $ 17,772 $ 13,267 $ 2,211

Significant components of noninterest income are

discussed in more detail below.

Deposit Fees
.

Deposit fees for the first quarter of 2021 totaled $4.3 million,

a decrease of $0.4 million, or 9.4%, from the fourth
quarter of 2020 and $0.7 million,

or 14.8%, from the first quarter of 2020.

The decrease from both prior periods was attributable to
lower overdraft fees and reflected lower utilization

of our overdraft services,

which we believe is primarily attributable to government
stimulus.

Bank Card Fees
.

Bank card fees for the first quarter of 2021 totaled $3.6

million, an increase of $0.2 million, or 4.5%, over the fourth quarter of 2020 and $0.6

million, or 18.6%, over the first quarter of 2020.

Compared to both prior periods, the improvement reflected
higher card activity driven by increased consumer spending

,

which we believe is reflective of the economic recovery

and additional
government stimulus.

Wealth

Management Fees
.

Wealth management

fees, which include both trust fees (i.e., managed accounts

and trusts/estates)

and
retail brokerage fees (i.e., investment, insurance products,

and retirement accounts), totaled $3.1 million for the

first quarter of 2021,
comparable to the fourth quarter of 2020 and an increase

of $0.5

million, or 18.7%, over the first quarter of 2020.

The increase over
the first quarter of 2020 reflected higher assets under management and higher trading activity.

At March 31, 2021, total assets under
management were approximately $2.088 billion compared

to $1.979 billion at December 31, 2020 and $1.561 billion at March

31,
2020.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $17.1 million for the

first quarter of 2021, a decrease of $0.6
million, or 3.3%, from the fourth quarter of 2020

and an increase of $13.9 million, or 426.4% over the first quarter of 2020.

The
decrease from the fourth quarter of 2020 reflected

a seasonal decline in production.

The increase over the first quarter of 2020 was
attributable to the strategic alliance with CCHL that began

on March 1, 2020.

Noninterest Expense

Noninterest expense for the first quarter of 2021 totaled

$40.5 million compared to $41.3 million for the fourth

quarter of 2020 and
$31.0 million for the first quarter of 2020.

The decrease from the fourth quarter of 2020 was primarily attributable to lower
compensation expense of $0.6 million and other real estate owned

(“OREO”) expense of $0.7 million, partially offset

by higher other
expense of $0.5 million.

Compared to the first quarter of 2020, the $9.5 million

increase reflected expenses added by the CCHL
acquisition as Core CCBG’s expenses

remained flat.

The 51% ownership acquisition of CCHL and consolidation

into CCBG’s financial statements

occurred on March 1, 2020.

The table
below reflects the major components of noninterest expense

for both Core CCBG and CCHL to help facilitate a better

understanding
of the year over year comparison.

Three Months Ended
Mar 31, 2021 Dec 31, 2020 Mar 31, 2020
(Dollars in thousands)
Core
CCBG CCHL
Core
CCBG CCHL
Core
CCBG CCHL
Salaries $ 12,171 10,276 $ 12,384 $ 10,398 $ 13,488 $ 2,242
Associate Benefits 3,396 221 3,740 200 3,957 49
Total Compensation 15,567 10,497 16,124 10,598 17,445 2,291
Premises 2,372 387 2,340 397 2,249 134
Equipment 2,734 474 2,716 523 2,499 97
Total Occupancy 5,106 861 5,056 920 4,748 231
Legal Fees 553 5 315 31 468 -
Professional Fees 1,167 163 1,078 154 1,055 66
Processing Services 1,545 - 1,299 - 1,557 -
Advertising 442 307 505 286 461 123
Travel and Entertainment 99 44 110 70 242 75
Printing and Supplies 176 48 172 30 187 13
Telephone 668 87 636 111 577 33
Postage 171 54 173 39 175 11
Insurance - Other 501 - 457 - 296 -
Other Real Estate Owned, Net (118) - 570 (4) (798) -
Miscellaneous 2,140 393 1,584 1,034 1,577 136
Total Other Expense 7,344 1,101 6,899 1,751 5,797 457
Total Noninterest Expense $ 28,017 $ 12,459 $ 28,079 $ 13,269 $ 27,990 $ 2,979

Significant components of noninterest expense are

discussed in more detail below.

Compensation
.

Compensation expense totaled $26.1 million for the first quarter of 2021, a decrease of $0.7 million, or 2.5%, from the
fourth quarter of 2020 and an increase of $6.3 million,

or 32.1%, over the first quarter of 2020.

The decrease from the fourth quarter
of 2020 was due to lower salary expense at Core CCBG (primarily realized loan cost which is a credit offset to expense)

and lower
associate benefit expense (associate insurance).

The increase over the first quarter of 2020 reflects the addition of expenses for a full
quarter from CCHL.

Occupancy.

Occupancy expense (including premises and equipment) totaled

$6.0 million for the first quarter of 2021, comparable to
the fourth quarter of 2020 and an increase of $1.0 million,

or 19.9%, over the first quarter of 2020.

Compared to the first quarter of
2020, the increase reflected expenses added from

the CCHL integration,

primarily lease expense for loan production offices.

Higher
expense for maintenance and repairs at Core CCBG also contributed,

but to a lesser extent.

Other
.

Other noninterest expense totaled $8.4 million for the first quarter of 2021, a decrease of $0.2 million, or 2.4%, from the

fourth
quarter of 2020 and an increase of $2.2 million, or 35

.0%, over the first quarter of 2020.

The increase over the first quarter of 2020
reflected the addition of CCHL expenses and higher

OREO expense at Core CCBG driven by a $1.0 million gain

from the sale of a
banking office in the first quarter of 2020.

Our operating efficiency ratio (expressed

as noninterest expense as a percent of the sum of taxable-equivale nt net interest income plus
noninterest income) was 74.36% for the first quarter

of 2021 compared to 74.36%

for the fourth quarter of 2020 and 74.89% for the
first quarter of 2020.

Income Taxes

We realized income

tax expense of $2.8 million (effective rate of 19%)

for the first quarter of 2021 compared to $2.8 million
(effective rate of 22%) for the fourth quarter

of 2020 and $1.3 million (effective rate of 24%) for the

first quarter of 2020.

Tax
expense for the fourth quarter of 2020 was unfavorably

impacted by a $0.3 million discrete tax expense.

Compared to the first quarter
of 2020, the decrease in our effective tax rate

was attributable to converting CCHL to a partnership for tax purposes in the second
quarter of 2020.

Absent discrete items, we expect our annual effective tax

rate to approximate 18%-19% in 2021.

FINANCIAL CONDITION

Average earning

assets were $3.498 billion for the first quarter of 2021, an increase of $160.5 million, or 4.8%, over the fourth quarter of 2020, and an increase of $746.0 million, or 27.1%,

over the first quarter of 2020.

The increase over both prior periods was
primarily driven by higher deposit balances, which funded

growth in both overnight funds sold and SBA PPP loans.

Deposit balances
increased as a result of strong core deposit growth,

in addition to funding retained at the bank from SBA PPP loans, and various other
stimulus programs.

Investment Securities

In the first quarter of 2021, our average investment

portfolio increased $14.9 million, or 2.9%, over the fourth

quarter of 2020 and
decreased $102.1 million, or 16.1%, from the

first quarter of 2020.

Securities in our investment portfolio represented 15.2% of our average earning assets for the first quarter of 2021

compared to 15.5% for the fourth quarter of 2020, and 23.1% for the first quarter of
2020.

For the remainder of 2021, we will continue to monitor the

interest rate environment and look for opportunities to purchase additional investment securities that align with the overall investment strategy of the Company.

The investment portfolio is a significant component of

our operations and, as such, it functions as a key element

of liquidity and
asset/liability management.

Two types of classifications

are approved for investment securities which are Available

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

During the first quarter of 2021, we purchased securities under the AFS designation.

At March 31,
2021,

$406.2 million, or 67.1%, of our investment portfolio was classified as AFS,

and $199.1 million, or 32.9%, classified as HTM.

The average maturity of our total portfolio at March

31, 2021 was 2.78 years compared to 2.09 years and 2.20 years at December 31,
2020

and March 31, 2020, respectively.

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

At March 31, 2021,

there were 89 positions (combined AFS and HTM) with unrealized losses totaling $1.4 million at March 31, 2021.

GNMA mortgage-backed securities, US Treasuries,

and SBA securities carry the full faith and credit

guarantee of the US
Government, and are 0% risk-weighted assets for regulatory

purposes. The municipal bond positions are either pre

-refunded with
government securities, or are AAA rated. None of these

positions with unrealized losses are considered impaired, and all are expected
to mature at par.

Further, we believe the long history of

no credit losses on these securities indicates that the expectation of
nonpayment of the amortized cost basis is zero.

Loans HFI

Average loans

HFI increased $50.9 million, or 2.6%, over the fourth quarter of 2020 and increased $196.6 million, or 10.6%, over the
first quarter of 2020.

Compared to the fourth quarter of 2020, average loan balances increased across all loan types except
institutional and consumer, which

declined slightly.

Compared to the first quarter of 2020, average loan balances increased across all
loan types except institutional, consumer,

and HELOCs.

Period-end HFI loans increased $51.3 million, or 2.6%, over

the fourth
quarter of 2020 and increased $195.3 million, or 10.5%,

over the first quarter of 2020.

In the first quarter of 2021, we originated an additional

round of SBA PPP loans totaling $65.4 million (reflected in the commercial
loan category) which averaged $23.7 million for the quarter.

Approximately $256 million in SBA PPP loans have been made

since
the inception of this program.

Through the first quarter of 2021, approximately $47

million in SBA PPP loans have been forgiven and
paid-off ($36 million in the first quarter of 2021

and $11 million in the fourth quarter of 2020).

Forgiveness applications are expected
to remain strong over the next three months for SBA PPP loans funded in 2020, and then over the course of 2021 for the

SBA PPP
loans funded in 2021.

SBA PPP loan fee income totaled approximately $1.3 million

for the first quarter of 2021.

At March 31, 2021
we had $5.0 million (net) in deferred SBA PPP loan fees.

Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk, we
continue to closely monitor our markets and make minor

adjustments as necessary.

Credit Quality

Nonperforming assets (nonaccrual loans and OREO) totaled

$5.5 million at March 31, 2021, a $1.2 million decrease

from December
31, 2020 and a $0.9 million decrease from March 31, 2020

.

Nonaccrual loans totaled $5.4 million at March 31, 2021,

a $0.5 million
decrease from December 31, 2020 and a $0.5 million increase

over March 31, 2020.

The balance of OREO totaled $0.1 million at
March 31, 2021, a decrease of $0.7 million and $1.4

million from December 31, 2020 and March 31, 2020,

respectively.

(Dollars in Thousands) March 31, 2021 December 31, 2020

March

31, 2020
Nonaccruing Loans:

Commercial, Financial and Agricultural
$ 150

$ 161

$ 358

Real Estate - Construction
179

179

-

Real Estate - Commercial Mortgage

1,256

1,412

1,332

Real Estate - Residential
3,150

3,130

2,213

Real Estate - Home Equity

462

695

692

Consumer
165

294

279

Total Nonaccruing

Loans (“NALs”)
(1)
$ 5,362

$ 5,871

$ 4,874

Other Real Estate Owned

110

808

1,463

Total Nonperforming

Assets (“NPAs”)
$ 5,472

$ 6,679

$ 6,337

Past Due Loans 30 – 89 Days

$ 2,622 $ 4,594 $ 5,077
Performing Troubled Debt Restructurings 13,597

13,887

15,934

Nonaccruing Loans/Loans HFI

0.26%

0.29%

0.26%
Nonperforming Assets/Total

Assets
0.14 0.18 0.21
Nonperforming Assets/Loans HFI Plus OREO

0.27

0.33

0.34
Allowance/Nonaccruing Loans

410.78

405.66

432.61

(1)

Nonaccrual TDRs totaling $0.7 million, $0.5 million, and

$1.0 million are included in NALs for March

31, 2021, December 31,
2020 and March 31, 2020, respectively.

COVID-19 Exposure

We continue

to monitor our loan portfolio for segments that continue to be affected by the pandemic.

To assist our clients, we have
extended loans totaling $333 million of which 75% were

for commercial borrowers and 25% were for consumer

borrowers.

Approximately $328 million, or 98%, of the loan balances associated with these borrowers have resumed making regularly

scheduled
payments of which loan balances totaling $2.9 million

were over 30 days delinquent and an additional $0.6 million was on nonaccrual
status at March 31, 2021.

Of the $5 million that remains on extension, no loans were

classified at March 31, 2021.

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

Expected credit loss inherent in non-cancellable off

-balance sheet credit
exposures is provided through the credit loss provision,

but recorded as a separate liability included in other liabilities.

Management estimates the allowance balance using

relevant available information, from internal and external

sources relating to past
events, current conditions, and reasonable and supportable

forecasts.

Historical loan default and loss experience provides the basis for the estimation of expected credit losses.

Adjustments to historical loss information incorporate

management’s view of current
conditions and forecasts.

At March 31, 2021, the allowance for credit losses for

loans HFI totaled $22.0 million compared to $23.8 million

at December 31,
2020 and $21.1 million at March 31, 2020.

Activity within the allowance is detailed in Note 3 to the consolidated financial
statements.

The $1.8 million net decrease in the allowance for the

first quarter of 2021 reflected net loan recoveries totaling

$0.5
million and the release of $2.3 million in reserves

which reflected lower expected loan losses related to COVID-19.

At March 31,
2021, the allowance represented 1.07% of loans HFI and

provided coverage of 411% of nonperforming

loans compared to 1.19% and
406%, respectively,

at December 31, 2020 and 1.13% and 433%, respectively,

at March 31, 2020.

At March 31, 2021, excluding SBA
PPP loans (100% government guaranteed), the

allowance represented 1.19% of loans HFI compared to 1.30%

at December 31, 2020.

At March 31, 2021, the allowance for credit losses for

unfunded commitments totaled $3.0 million compared to $1.6 million at
December 31, 2020 and $1.0 million at March 31,

2020.

The allowance for unfunded commitments is recorded in other liabilities.

Deposits

Average total

deposits were $3.240 billion for the first quarter of 2021, an increase of $173.4 million, or 5.7%, over the fourth quarter of 2020 and $686.8 million, or 26.9%, over the first quarter of 2020.

Over the past twelve months, multiple government stimulus
programs have been implemented, including the CARES Act

and the American Rescue Plan Act, which are responsible for

a portion
of this growth. Given these large increases, the

potential exists for our deposit levels to be volatile throughout 2021 due to the
uncertain timing of the outflows of the stimulus related balances and the economic recovery.

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

Net interest income is susceptible to
interest rate risk to the degree that interest-bearing

liabilities mature or re-price on a different basis than interest

-earning assets.

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

Analysis .
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

ESTIMATED CHANGES

IN NET INTEREST INCOME
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5%
March 31, 2021 40.6% 30.0% 19.4% 9.3% -4.0%
December 31, 2020 39.0% 28.7% 18.7% 9.0% -3.0%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0%
March 31, 2021 53.0% 37.0% 21.2% 6.2% -14.2%
December 31, 2020 54.2% 38.3% 22.6% 7.6% -10.9%

The Net Interest Income at Risk position indicates

that in the short-term, all rising rate environments will positively impact the net
interest margin of the Company,

while a declining rate environment of 100bp will have a

negative impact on the net interest margin.
Compared to the prior quarter-end, the 12-month

Net Interest Income at Risk position became more favorable in all rising rate
scenarios, and was slightly less favorable in the falling

rate scenario due to the higher level of nonmaturity deposits, and our limited
ability to lower deposit rates relative to the decline

in the market. Compared to the prior quarter-end, the 24-month

Net Interest
Income at Risk position became slightly less favorable

in all rate scenarios primarily due to the lower amount

of SBA PPP loan fees in
year two compared to year one.

All measures of Net Interest Income at Risk in rising rate

environments are within our prescribed policy limits over the next 12

-month
and 24-month periods. We

are out of compliance in the down 100bp scenario for the 24-month period due to our limited ability to
lower our deposit rates relative to the decline in market rates.

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

IN ECONOMIC VALUE

OF EQUITY
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0%
March 31, 2021

166.7% 132.0% 93.3% 50.0% -54.0%
March 31, 2021 (Alternate Scenario)
(2)
115.9% 87.8% 56.5% 22.1% -3.1%
December 31, 2020 160.9% 127.5% 89.9% 48.4% -90.4%

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

At March 31, 2021,

the economic value of equity results are favorable in all

rising rate environments and are within prescribed
tolerance levels, but are out of policy in the down 100

bp EVE scenario. EVE output in the down 100bp scenario is extreme given the
historically low rate environment, in conjunction with

the high overnight funds sold balance.

Management is monitoring the EVE
analysis in light of the economic recovery and evaluating

various strategies.

As management believes there is more permanency to
recent deposit growth, we are planning to invest an additional

$500 million in the investment portfolio, which will lessen

the bank’s
asset sensitivity.

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

At March 31, 2021,

we had the ability to generate $1.262 billion in additional liquidity through all of our available resources (this
excludes $852 million in overnight funds sold).

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

At March 31, 2021,

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

The weighted average life of the portfolio was approximately 2.78 years at March
31, 2021,

and the available for sale portfolio had a net unrealized pre

-tax gain of $1.7 million.

Our average overnight funds position (defined deposits with banks plus Fed funds sold less Fed funds purchased) was $814.6

million
during the first quarter of 2021 compared to an average

net overnight funds sold position of $705.1 million in the fourth quarter of
2020 and $234.4 million in the first quarter of 2020.

The increase compared to both prior periods was driven by

deposit inflows
related to pandemic related stimulus programs and growth

in our core deposits (see
Deposits
).

We expect

our capital expenditures will be approximately $7.0 million over the next 12 months, which will primarily consist of office
remodeling, office equipment/furniture, and technology

purchases.

Management expects that these capital expenditures will be
funded with existing resources without impairing our

ability to meet our on-going obligations.

Borrowings

At March 31, 2021,

average short term borrowings totaled $67.0 million compared to $95.3 million at December 31,

2020 and $32.9
million at March 31, 2020.

The variance over both prior periods was attributable to the fluctuation of residential mortgage warehouse
borrowings at CCHL.

Additional detail on these borrowings is provided in Note

4 – Mortgage Banking Activities in the Consolidated
Financial Statements.

At March 31, 2021,

fixed rate credit advances from the FHLB totaled $1.9

million in outstanding debt consisting of five notes. During the first three months of 2021, the Bank made FHLB advance payments totaling approximately $0.3 million,

which included one
advance that paid off, and another that matured.

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

We are in the process of

evaluating the impact of the
expected discontinuation of LIBOR on our two junior

subordinated deferrable interest notes.

During the second quarter of 2020,

we entered into a derivative cash flow hedge of our interest rate risk related to our subordinated
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
Note 5 – Derivatives in the Consolidated Financial Statements.

Capital

Our capital ratios are presented in the Selected Quarterly

Financial Data table on page 31.

At March 31, 2021, our regulatory capital
ratios exceeded the threshold to be designated as “well-capita lized” under the Basel III capital standards.

Shareowners’ equity was $324.4 million at March

31, 2021 compared to $320.8 million at December 31, 2020

and $328.5 million at
March 31, 2020.

During the first quarter of 2021, shareowners’ equity was positively impacted by net income of $9.5 million, a $1.6
million increase in fair value of the interest rate swap

related to subordinated debt, net adjustments totaling $0.3

million related to
transactions under our stock compensation plans, stock

compensation accretion of $0.2 million, and a $0.1 million

decrease in the
accumulated other comprehensive loss for our pension

plan.

Shareowners’ equity was reduced by a common stock dividend

of $2.5
million ($0.15 per share), reclassification of $4.2 million

to temporary equity to increase the redemption value of the

non-controlling
interest in CCHL, and a $1.4 million decrease in the

unrealized gain on investment

securities.

At March 31, 2021, our common stock had a book value

of $19.22 per diluted share compared to $19.05 at

December 31, 2020 and
$19.50 at March 31, 2020.

Book value is impacted by the net after-tax unrealized gains and losses on

AFS investment securities.

At
March 31, 2021, the net gain was $1.7 million compared

to a $3.7 million net gain at December 31, 2020 and a $3.5 million net gain at
March 31, 2020.

Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income
in accordance with Accounting Standards Codification Topic

715.

At March 31, 2021, the net pension liability reflected in other comprehensive loss was $47.1 million compared to

$47.3 million at December 31, 2020 and $29.0 million at March

31, 2020.

This
liability is re-measured annually on December 31
st

based on an actuarial calculation of our pension liability.

Significant assumptions
used in calculating the liability are discussed in our

2020 Form 10-K “Critical Accounting Policies” and include the weighted average
discount rate used to measure the present value of

the pension liability, the

weighted average expected long-term rate of return on
pension plan assets, and the assumed rate of annual compensation increases, all of which will vary when re-measured.

The discount
rate assumption used to calculate the pension liability is subject to long-term corporate bond rates at December 31
st
.

The estimated
impact to the pension liability based on a 25-basis point

increase or decrease in long-term corporate bond rates used

to discount the
pension obligation would decrease or increase the pension

liability by approximately $6.6 million (after-tax) using the balances from
the December 31, 2020 measurement date.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party

to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2021,

we had $770.3 million in commitments to extend credit and $6.7 million in standby letters of credit.

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
of a client to a third party.

We use the same

credit policies in establishing commitments and issuing letters of credit as we do for on-
balance sheet instruments.

If commitments arising from these financial instruments

continue to require funding at historical levels, management does no

t
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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included

in other liabilities on the consolidated statements of financial condition

and
totaled $3.0 million at March 31, 2021.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note

1 to the Consolidated Financial Statements included in our

2020 Form 10-K.

The preparation of our Consolidated Financial Statement

s

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

Discussion and Analysis of Financial Condition and Results of

Operations, and Part
II, Item 7, Management’s

Discussion and Analysis of Financial Condition and

Results of Operations included in our 2020 Form 10-K.

TABLE I
AVERAGE

BALANCES & INTEREST RATES
Three Months Ended

March 31, 2021 December 31, 2020 March 31, 2020

Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

106,242
$

970 3.70%
$

121,052
$

878 3.85%
$

34,923
$

210 2.64%
Loans Held for Investment
(1)(2)
2,044,363 22,483 4.46 1,993,470 23,103 4.55 1,847,780 23,482 5.11
Taxable Securities 528,842 1,863 1.41 513,277 2,072 1.61 629,512 2,995 1.91
Tax-Exempt Securities
(2)
3,844 25 2.61 4,485 30 2.71 5,293 25 1.86
Funds Sold 814,638 214 0.11 705,125 180 0.10 234,372 757 1.30
Total Earning Assets 3,497,929 25,555 2.96% 3,337,409 26,263 3.14% 2,751,880 27,469 4.01%
Cash & Due From Banks 68,978 73,968 56,958
Allowance For Loan Losses (24,128) (23,725) (14,389)
Other Assets 278,742 264,784 244,339
TOTAL ASSETS
$

3,821,521
$

3,652,436
$

3,038,788

Liabilities:
NOW Accounts
$

985,517
$

76 0.03%
$

879,564
$

66 0.03%
$

808,811
$

725 0.36%
Money Market Accounts 269,829 33 0.05 261,543 34 0.05 212,211 117 0.22
Savings Accounts 492,252 60 0.05 466,116 57 0.05 379,237 46 0.05
Other Time Deposits 102,089 39 0.15 102,809 44 0.17 105,542 51 0.19
Total Interest Bearing Deposits 1,849,687 208 0.05 1,710,032 201 0.05 1,505,801 939 0.25
Short-Term Borrowings 67,033 412 2.49 95,280 639 2.67 32,915 132 1.61
Subordinated Notes Payable 52,887 307 2.32 52,887 311 2.30 52,887 471 3.52
Other Long-Term Borrowings 2,736 21 3.18 3,700 30 3.18 6,312 50 3.21
Total Interest Bearing Liabilities 1,972,343 948 0.19% 1,861,899 1,181 0.25% 1,597,915 1,592 0.40%
Noninterest Bearing Deposits 1,389,821 1,356,104 1,046,889
Other Liabilities 111,050 74,605 59,587
TOTAL LIABILITIES 3,473,214 3,292,608 2,704,391
Temporary Equity 21,977 16,154 2,506

TOTAL SHAREOWNERS’ EQUITY 326,330 343,674 331,891
TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY
$

3,821,521
$

3,652,436
$

3,038,788

Interest Rate Spread 2.77% 2.88% 3.61%
Net Interest Income
$

24,607
$

25,082
$

25,877
Net Interest Margin
(3)
2.85% 3.00% 3.78%
(1)

Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loan fees of $1.2 million, $1.1 million and $0.2 million for

the three months ended March 31, 2021, December 31, 2020 and

March 31, 2020, respectively.
(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate.
(3)

Taxable equivalent net interest income divided by average earnings assets.

Item 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s

Discussion and Analysis of Financial Condition and

Results of
Operations, above, which is incorporated herein by reference.

Management has determined that no additional disclosures

are
necessary to assess changes in information about market

risk that have occurred since December 31, 2020.

Item 4. CONTROLS

AND PROCEDURES

At March 31, 2021, the end of the period covered by this

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

Exchange Act of 1934).

During the quarter ended on March 31, 2021,
other than the above, there have been no significant changes in our internal control over financial reporting during

our most recently
completed fiscal quarter that have materially affected,

or are reasonably likely to materially affect, our internal

control over financial
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

Item 1A. Risk

Factors

In addition to the other information set forth in this Quarterly

Report, you should carefully consider the factors discussed in

Part I,
Item 1A. “Risk Factors” in our 2020 Form 10-K, as updated

in our subsequent quarterly reports. The risks described

in our 2020 Form
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

Date: April 30,

2021