Form 10-Q
period 2021-06-30
CAPITAL CITY BANK GROUP INC
filed 2021-07-30
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549

FORM
10-Q

☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2021

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

At July 29, 2021,
16,874,279

shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.

QUARTERLY

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021
TABLE OF CONTENTS

PART I –

Financial Information

Page

Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – June 30, 2021 and December 31, 2020 4
Consolidated Statements of Income – Three and Six Months Ended June 30, 2021 and 2020 5
Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2021 and 2020 6
Consolidated Statements of Changes in Shareowners’ Equity – Three and Six Months Ended June 30, 2021 and 2020 7
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2021 and 2020 8
Notes to Consolidated Financial Statements 9

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
Part II, Item 7, as well as:

●

the magnitude and duration of the ongoing COVID-19 (including the Delta variant) pandemic and its impact on the global and local
economies and financial market conditions and our business, results of operations and financial condition, including the impact of our
participation in government programs related to COVID-19;
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
●

the accuracy of our financial statement estimates and assumptions, including the estimates used for our allowance for credit losses,
deferred tax asset valuation and pension plan;
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

PART

I.

FINANCIAL INFORMATION
Item 1.
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(Unaudited)
June 30, December 31,
(Dollars in Thousands) 2021

2020
ASSETS

Cash and Due From Banks $
78,894
$
67,919
Funds Sold

766,920

860,630
Total Cash and Cash

Equivalents

845,814

928,549

Investment Securities, Available

for Sale, at fair value

480,890

324,870
Investment Securities, Held to Maturity (fair value of $
329,881

and $
175,175
)

325,559

169,939
Total Investment

Securities

806,449

494,809

Loans Held For Sale, at fair value
80,821

114,039

Loans Held for Investment
2,008,662

2,006,426
Allowance for Credit Losses

(22,175)

(23,816)
Loans Held for Investment, Net

1,986,487

1,982,610

Premises and Equipment, Net

85,745

86,791
Goodwill and Other Intangibles

93,333

89,095
Other Real Estate Owned
1,192
808
Other Assets

111,618

101,370
Total Assets $
4,011,459
$
3,798,071

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,552,864
$
1,328,809
Interest Bearing Deposits

1,894,057

1,888,751
Total Deposits

3,446,921

3,217,560

Short-Term

Borrowings

47,200

79,654
Subordinated Notes Payable

52,887

52,887
Other Long-Term

Borrowings

1,720

3,057
Other Liabilities

105,534

102,076
Total Liabilities

3,654,262

3,455,234
Temporary Equity
21,317
22,000

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,874,279

and
16,790,573

shares issued and outstanding at June 30, 2021 and December

31, 2020, respectively
169
168
Additional Paid-In Capital

33,560

32,283
Retained Earnings

345,574

332,528
Accumulated Other Comprehensive Loss, net of tax

(43,423)

(44,142)
Total Shareowners’

Equity

335,880

320,837
Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,011,459
$
3,798,071
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

June 30,
Six Months Ended

June
30,
(Dollars in Thousands, Except Per Share

Data)
2021 2020 2021 2020
INTEREST INCOME
Loans, including Fees $
24,582
$
23,687
$
47,932
$
47,280
Investment Securities:
Taxable
2,036
2,708
3,899
5,704
Tax Exempt
18
29
38
48
Funds Sold

200
88
413
845
Total Interest

Income
26,836
26,512
52,282
53,877
INTEREST EXPENSE
Deposits
208
218
416
1,157
Short-Term

Borrowings
324
421
736
553
Subordinated Notes Payable
308
374
615
845
Other Long-Term

Borrowings
16
41
37
91
Total Interest Expense
856
1,054
1,804
2,646
NET INTEREST INCOME
25,980
25,458
50,478
51,231
Provision for Credit Losses
(571)
2,005
(1,553)
6,995
Net Interest Income After Provision For Credit Losses
26,551
23,453
52,031
44,236
NONINTEREST INCOME
Deposit Fees
4,236
3,756
8,507
8,771
Bank Card Fees
3,998
3,142
7,616
6,193
Wealth Management

Fees
3,274
2,554
6,364
5,158
Mortgage Banking Revenues
13,217
19,397
30,342
22,650
Other
1,748
1,350
3,470
2,905
Total Noninterest

Income
26,473
30,199
56,299
45,677
NONINTEREST EXPENSE
Compensation
25,378
23,658
51,442
43,394
Occupancy, Net
5,973
5,798
11,940
10,777
Other Real Estate Owned, Net

(270)
116
(388)
(682)
Pension Settlement
2,000
-
2,000
-
Other
9,042
7,731
17,605
14,783
Total Noninterest

Expense
42,123
37,303
82,599
68,272
INCOME BEFORE INCOME TAXES
10,901
16,349
25,731
21,641
Income Tax Expense
2,059
2,950
4,846
4,232
NET INCOME
8,842
13,399
20,885
17,409
Pre-Tax Income

Attributable to Noncontrolling Interests
(1,415)
(4,253)
(3,952)
(3,976)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
7,427
$
9,146
$
16,933
$
13,433
BASIC NET INCOME PER SHARE $
0.44
$
0.55
$
1.00
$
0.80
DILUTED NET INCOME PER SHARE $
0.44
$
0.55
$
1.00
$
0.80
Average Common

Basic Shares Outstanding
16,858
16,797
16,848
16,803
Average Common

Diluted Shares Outstanding
16,885
16,839
16,874
16,844
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2021 2020 2021 2020
NET INCOME $
7,427
$
9,146
$
16,933
$
13,433
Other comprehensive income, before

tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale
(481)
433
(2,434)
3,980
Derivative:
Change in net unrealized gain on effective cash

flow derivative
(919)
(104)
1,206
(104)
Benefit Plans:
Reclassification adjustment for service cost
-
-
24
-
Actuarial gain
-
-
166
-
Defined benefit plan settlement
2,000
-
2,000
-
Total Benefit Plans
2,000
-
2,190
-
Other comprehensive income, before

tax
600
329
962
3,876
Deferred tax expense related to other comprehensive

income
152
52
243
951
Other comprehensive income, net of tax
448
277
719
2,925
TOTAL COMPREHENSIVE

INCOME
$
7,875
$
9,423
$
17,652
$

16,358
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share

Data)
Outstanding Stock Capital Earnings Net of Taxes Total
Balance, April 1, 2021
16,851,878
$
169
$
32,804
$
335,324
$
(43,871)
$
324,426
Net Income -
-
-
7,427
-
7,427
Reclassification to Temporary

Equity
(1)
-
-
-
5,353
-
5,353
Other Comprehensive Income, net of tax -
-
-
-
448
448
Cash Dividends ($
0.15
00 per share) -
-
-
(2,530)
-
(2,530)
Stock Based Compensation -
-
219
-
-
219
Stock Compensation Plan Transactions,

net
22,401
-
537
-
-
537
Balance, June 30, 2021
16,874,279
$
169
$
33,560
$
345,574
$
(43,423)
$
335,880
Balance, April 1, 2020
16,811,781
$
168
$
32,100
$
321,772
$
(25,533)
$
328,507
Net Income -
-
-
9,146
-
9,146
Other Comprehensive Income, net of tax -
-
-
-
277
277
Cash Dividends ($
0.14
00 per share) -
-
-
(2,348)
-
(2,348)
Repurchase of Common Stock
(43,878)
-
(863)
-
-
(863)
Stock Based Compensation -
-
77
-
-
77
Stock Compensation Plan Transactions,

net
12,373
-
261
-
-
261
Balance, June 30, 2020
16,780,276
$
168
$
31,575
$
328,570
$
(25,256)
$
335,057
Balance, January 1, 2021
16,790,573
$
168
$
32,283
$
332,528
$
(44,142)
$
320,837
Net Income -
-
-
16,933
-
16,933
Reclassification to Temporary

Equity
(1)
-
-
-
1,171
-
1,171
Other Comprehensive Income, net of tax -
-
-
-
719
719
Cash Dividends ($
0.3
000 per share) -
-
-
(5,058)
-
(5,058)
Stock Based Compensation -
-
438
-
-
438
Stock Compensation Plan Transactions,

net
83,706
1
839
-
-
840
Balance, June 30, 2021
16,874,279
$
169
$
33,560
$
345,574
$
(43,423)
$
335,880
Balance, January 1, 2020
16,771,544
$
168
$
32,092
$
322,937
$
(28,181)
$
327,016
Adoption of ASC 326

-
-
-
(3,095)
-
(3,095)
Net Income -
-
-
13,433
-
13,433
Other Comprehensive Income, net of tax -
-
-
-
2,925
2,925
Cash Dividends ($
0.28
00 per share) -
-
-
(4,705)
-
(4,705)
Repurchase of Common Stock
(76,952)
(1)
(1,570)
-
-
(1,571)
Stock Based Compensation -
-
368
-
-
368
Stock Compensation Plan Transactions,

net
85,684
1
685
-
-
686
Balance, June 30, 2020
16,780,276
$
168
$
31,575
$
328,570
$
(25,256)
$
335,057
(1)
Adjustment to redemption value for

non-controlling interest

in Capital City Home Loans.
The accompanying Notes to Consolidated Financial

Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)
Six Months Ended June 30,
(Dollars in Thousands) 2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income

$
16,933
$
13,433
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
(1,553)
6,995

Depreciation
3,782
3,400

Amortization of Premiums, Discounts and Fees, net
5,946
3,414

Amortization of Intangible Asset
40
-

Pension Plan Settlement Charge
2,000
-

Originations of Loans Held-for-Sale
(877,613)
(431,775)

Proceeds From Sales of Loans Held-for-Sale
941,173
385,518

Net Gain From Sales of Loans Held-for-Sale
(30,342)
(20,844)

Net Additions for Capitalized Mortgage Servicing Rights
(8)
-

Change in Valuation

Provision for Mortgage Servicing Rights
(250)
-

Stock Compensation
438
368

Net Tax Benefit From

Stock-Based Compensation
(4)
(84)

Deferred Income Taxes
(469)
(695)

Net Change in Operating Leases
(81)
498

Net Gain on Sales and Write-Downs of

Other Real Estate Owned
(507)
(915)

Net Increase in Other Assets
(9,789)
(23,035)

Net Increase in Other Liabilities
2,472
36,251
Net Cash Provided By (Used In) Operating Activities
52,168
(27,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(201,308)
(32,250)

Payments, Maturities, and Calls
44,238
38,362
Securities Available

for Sale:

Purchases
(255,379)
(38,364)

Payments, Maturities, and Calls
94,911
102,846
Purchases of Loans Held for Investment
(70,043)
(18,359)
Net Decrease (Increase) in Loans Held for Investment
64,708
(167,587)
Net Cash Paid for Acquisitions
(4,482)
(2,405)
Proceeds From Sales of Other Real Estate Owned
1,121
1,800
Purchases of Premises and Equipment
(3,215)
(6,842)
Noncontrolling Interest Contributions
3,464
-
Net Cash Used In Investing Activities
(325,985)
(122,799)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
229,361
309,542
Net (Decrease) Increase in Short-Term

Borrowings
(32,668)
57,460
Repayment of Other Long-Term

Borrowings
(1,123)
(837)
Dividends Paid
(5,058)
(4,705)
Payments to Repurchase Common Stock
-
(1,571)
Issuance of Common Stock Under Purchase Plans
570
386
Net Cash Provided By Financing Activities
191,082
360,275
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(82,735)
210,005
Cash and Cash Equivalents at Beginning of Period

928,549
378,423
Cash and Cash Equivalents at End of Period

$
845,814
$
588,428
Supplemental Cash Flow Disclosures:

Interest Paid
$
1,877
$
2,655

Income Taxes Paid
$
9,369
$
3,613
Noncash Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned
$
998
$
991
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

31, 2020.

Acquisition.

On
April 30, 2021
, a newly formed subsidiary of CCBG, Capital City Strategic

Wealth, LLC (“CCSW”)

acquired
substantially all of the assets of Strategic Wealth

Group, LLC and certain related businesses (“SWG”), including advisory,

service,
and insurance carrier agreements, and the assignment

of all related revenues thereof.

Under the terms of the purchase agreement,
SWG principles became officers of CCSW and will continue

the operation of their five offices in South Georgia

offering wealth
management services and comprehensive risk management

and asset protection services for individuals and businesses.

CCSW paid
$
4.4

million in cash consideration and recorded goodwill of $
2.8

million and a customer relationship intangible asset of $
1.6

million.

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
June 30, 2021 December 31, 2020
Amortized Unrealized Unrealized Market Amortized Unrealized Unrealized Market
Cost Gains Losses Value Cost Gain Losses Value
Available for

Sale
U.S. Government Treasury $
161,247
$
220
$
590
$
160,877
$
103,547
$
972
$
-
$
104,519
U.S. Government Agency
226,807
2,087
593
228,301
205,972
2,743
184
208,531
States and Political Subdivisions
13,555
60
8
13,607
3,543
89
-
3,632
Mortgage-Backed Securities
56,894
56
-
56,950
456
59
-
515
Corporate Debt Securities
14,357
3
-
14,360
-
-
-
-
Equity Securities
(1)
6,795
-
-
6,795
7,673
-
-
7,673
Total

$
479,655
$
2,426
$
1,191
$
480,890
$
321,191
$
3,863
$
184
$
324,870
Held to Maturity
U.S. Government Treasury $
110,926
$
59
$
64
$
110,921
$
5,001
$
13
$
-
$
5,014
Mortgage-Backed Securities
214,633
4,579
252
218,960
164,938
5,223
-
170,161
Total

$
325,559
$
4,638
$
316
$
329,881
$
169,939
$
5,236
$
-
$
175,175
Total Investment

Securities
$
805,214
$
7,064
$
1,507
$
810,771
$
491,130
$
9,099
$
184
$
500,045

(1)

Includes Federal Home Loan Bank and Federal Reserve Bank

stock, recorded

at cost of $
2.0

million and $
4.8

million,
respectively,

at June 30, 2021 and includes Federal Home Loan

Bank and Federal Reserve Bank stock recorded

at cost of $
2.9
million and $
4.8

million, respectively,

at December 31, 2020.

Securities with an amortized cost of $
348.7

million and $
308.2

million at June 30, 2021 and December 31, 2020, respectively,

were
pledged to secure public deposits and for other purposes.

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

Maturity Distribution
.

At June 30, 2021, the Company's investment securities had the following maturity distribution based on
contractual maturity.

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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Market Value Amortized Cost Market Value
Due in one year or less $
52,053

$
52,075

$
-

$
-
Due after one year through five years

170,442

169,879

110,926

110,921
Due after five year through ten years

17,645

17,620

-

-
Mortgage-Backed Securities
56,894
56,950
214,633
218,960
U.S. Government Agency

175,826

177,571

-

-
Equity Securities

6,795

6,795

-

-
Total

$
479,655

$
480,890

$
325,559

$
329,881

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

Less Than Greater Than
12 Months 12 Months Total
Market Unrealized Market Unrealized Market Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
June 30, 2021
Available for

Sale
U.S. Government Treasury $
114,398

$
590

$
-

$
-

$
114,398

$
590
U.S. Government Agency
84,107
530
8,906
63
93,013
593
States and Political Subdivisions
3,394

8

-

-

3,394

8
Total

201,899

1,128

8,906

63

210,805

1,191

Held to Maturity
U.S. Government Treasury

57,803

64

-

-

57,803

64
Mortgage-Backed Securities
51,208

252

-

-

51,208

252
Total

$
109,011

$
316

$
-

$
-

$
109,011

$
316
December 31, 2020
Available for

Sale

U.S. Government Agency $
28,266
$
156
$
4,670
$
28
$
32,936
$
184
Total

$
28,266

$
156

$
4,670

$
28

$
32,936

$
184

At June 30, 2021, there were
150

positions (combined AFS and HTM) with unrealized losses totaling

$
1.5

million.
145

of these
positions were U.S. government agency securities issued by

U.S. government sponsored entities.

The remaining
five

were municipal
securities.

Because the declines in the market value of these securities were attributable to changes in interest rates and not credit quality, and because

the Company had the ability and intent to hold these investments until there is a recovery in fair value, which
may be at maturity,

the Company did
no
t record any allowance for credit losses on any investment securities at June 30, 2021.

Additionally,
no
ne of the securities held by the Company were past due

or in nonaccrual status at June 30, 2021.

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

(Dollars in Thousands) June 30, 2021

December 31, 2020
Commercial, Financial and Agricultural $
292,953

$
393,930
Real Estate – Construction

149,884

135,831
Real Estate – Commercial Mortgage

707,599

648,393
Real Estate – Residential
(1)

368,457

352,543
Real Estate – Home Equity

190,078

205,479
Consumer
(2)

299,691

270,250
Loans HFI, Net of Unearned Income $
2,008,662

$
2,006,426

(1)

Includes loans in process with outstanding

balances of $
7.4

million and $
10.9

million at June 30, 2021 and December 31, 2020,
respectively.
(2)

Includes overdraft balances of $
1.2

million and $
0.7

million at June 30, 2021 and December 31, 2020, respectively.

Net deferred loan costs, which include premiums on purchased loans, included in loans were $
0.5

million at June 30, 2021 and net
deferred loan fees were $
0.1

million at December 31, 2020.

Accrued interest receivable on loans which is excluded

from amortized cost totaled $
6.4

million at June 30, 2021 and $
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

of
Atlanta.

The Company transferred $
9.4

million of home equity loans from HFI to HFS in the

second quarter of 2021.

Loan Purchases
.

The Company will periodically purchase newly originated 1-4

family real estate secured adjustable rate loans from
Capital City Home Loans (“CCHL”), a related party.

Residential loan purchases from CCHL totaled $
51.1

million for the six month
period ended June 30, 2021, and were not credit

impaired.

In addition, during the second quarter of 2021, the Company

acquired a
pool of
10

individual commercial real estate loans from a third party bank that totaled $
17.4

million and were not credit impaired.

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
June 30, 2021
Beginning Balance $
1,957
$
2,254
$
6,956
$
5,204
$
2,575
$
3,080
$
22,026
Provision for Credit Losses
(56)
505
587
(1,030)
(114)
(76)
(184)
Charge-Offs
(32)
-
-
(65)
(74)
(670)
(841)
Recoveries

103
-
26
244
70
731
1,174
Net (Charge-Offs) Recoveries
71
-
26
179
(4)
61
333
Ending Balance $
1,972
$
2,759
$
7,569
$
4,353
$
2,457
$
3,065
$
22,175
Six Months Ended

June 30, 2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
Provision for Credit Losses
(370)
280
(131)
(1,335)
(769)
(171)
(2,496)
Charge-Offs
(101)
-
-
(71)
(79)
(1,726)
(1,977)
Recoveries
239
-
671
319
194
1,409
2,832
Net (Charge-Offs) Recoveries
138
-
671
248
115
(317)
855
Ending Balance $
1,972
$
2,759
$
7,569
$
4,353
$
2,457
$
3,065
$
22,175
Three Months Ended
June 30, 2020
Beginning Balance $
2,247
$
1,239
$
5,828
$
6,005
$
2,701
$
3,063
$
21,083
Provision for Credit Losses
333
716
742
(615)
40
399
1,615
Charge-Offs
(186)
-
-
(1)
(52)
(1,175)
(1,414)
Recoveries

74
-
70
51
64
914
1,173
Net Charge-Offs
(112)
-
70
50
12
(261)
(241)
Ending Balance $
2,468
$
1,955
$
6,640
$
5,440
$
2,753
$
3,201
$
22,457
Six Months Ended

June 30, 2020
Beginning Balance $
1,675
$
370
$
3,416
$
3,128
$
2,224
$
3,092
$
13,905
Impact of Adopting ASC 326
488
302
1,458
1,243
374
(596)
3,269
Provision for Credit Losses
739
1,283
1,516
1,089
141
1,837
6,605
Charge-Offs
(548)
-
(11)
(111)
(83)
(2,741)
(3,494)
Recoveries
114
-
261
91
97
1,609
2,172
Net Charge-Offs
(434)
-
250
(20)
14
(1,132)
(1,322)
Ending Balance $
2,468
$
1,955
$
6,640
$
5,440
$
2,753
$
3,201
$
22,457

For the six month period ended June 30, 2021, the allowance

for HFI loans decreased by $
1.6

million and reflected a negative
provision of $
2.5

million and net loan recoveries of $
0.9

million.

The negative provision generally reflected improving economic conditions,

primarily a lower rate of unemployment and its potential effect on rates of default, and strong net loan recoveries totaling
$0.9 million.

Three unemployment rate forecast scenarios were utilized to estimate probability of default and were weighted based on
management’s estimate

of probability.

The mitigating impact of the unprecedented fiscal stimulus as well as various government
sponsored loan programs, was also considered.

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
June 30, 2021
Commercial, Financial and Agricultural $
353
$
7
$
-
$
360
$
292,565
$
28
$
292,953
Real Estate – Construction

-
840
-
840
149,044
-
149,884
Real Estate – Commercial Mortgage

309
155
-
464
705,614
1,521
707,599
Real Estate – Residential

394
211
-
605
365,329
2,523
368,457
Real Estate – Home Equity

82
138
-
220
188,930
928
190,078
Consumer

1,061
195
-
1,256
298,325
110
299,691
Total $
2,199
$
1,546
$
-
$
3,745
$
1,999,807
$
5,110
$
2,008,662
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

June 30, 2021 December 31, 2020
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With With No 90 + Days With With No 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
28
$
-
$
-
$
161
$
-
$
-
Real Estate – Construction

-

-
-
179
-
-
Real Estate – Commercial Mortgage

1,027

494
-
337
1,075
-
Real Estate – Residential

1,588

935
-
1,617
1,513
-
Real Estate – Home Equity

928

-
-
695
-
-
Consumer

110

-
-
294
-
-
Total Nonaccrual

Loans
$
3,681
$
1,429
$
-
$
3,283
$
2,588
$
-

Collateral Dependent Loans.

The following table presents the amortized cost basis of collateral-dependent loans.

June 30, 2021 December 31, 2020
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
-
Real Estate – Commercial Mortgage
1,734
-
3,900
-
Real Estate – Residential
2,192
-
3,022
-
Real Estate – Home Equity

700

-

219

-
Consumer

-

27

-

29
Total Collateral Dependent

Loans
$
4,626
$
27
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

Residential Real Estate Loans In Process

of Foreclosure
.

At June 30, 2021 and December 31, 2020, the Company had

$
1.2

million
and $
1.6

million, respectively, in 1-4

family residential real estate loans for which formal foreclosure proceedings were in process.

Troubled

Debt Restructurings (“TDRs”).

At June 30, 2021, the Company had $
9.9

million in TDRs, of which $
9.0

million were
performing in accordance with the modified terms.

At December 31, 2020 the Company had $
14.3

million in TDRs, of which $
13.9
million were performing in accordance with modified

terms.

For TDRs, the Company estimated $
0.4

million and $
0.6

million of
credit loss reserves at June 30, 2021 and December

31, 2020, respectively.

The modifications made to TDRs involved either an

extension of the loan term, a principal moratorium, a reduction in the interest rate,
or a combination thereof.

For the three months ended June 30, 2021, there was
one

loan modified with a recorded investment of $
0.1
million.

For the three months ended June 30, 2020, there were
two

loans modified with a recorded investment of $
0.1

million.

For
the six month period ended June 30, 2021, there were
three

loans modified with a recorded investment of $
0.6

million.

For the six
month period ended June 30, 2020, there were
three

loans modified with a recorded investment of $
0.2

million.

For the three and six month period ended June 30, 2021,

there were
no

loans classified as TDRs, for which there was a payment
default and the loans were modified within the 12 months

prior to default.

For the three month period ended June 30, 2020, there were
no

loans classified as TDRs, for which there was a payment default and the loans were modified within the 12 months prior to

default.

For the six month period ended June 30, 2020, there were
two

loans classified as TDRs, for which there was a payment

default and the
loans were modified within the 12 months prior to

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

The following table summarizes gross loans held for

investment at June 30, 2021 by years of origination and internally assigned credit
risk ratings (refer to Credit Risk Management section

for detail on risk rating system).

Term

Loans by Origination Year
Revolving
(Dollars in Thousands)
2021 2020 2019 2018 2017 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
96,160
$
56,466
$
37,288
$
24,612
$
11,525
$
17,651
$
48,606
$
292,308
Special Mention
57
-
180
32
1
51
-
321
Substandard

-

11

-

228

22

28

35

324
Total
$
96,217
$
56,477
$
37,468
$
24,872
$
11,548
$
17,730
$
48,641
$
292,953
Real Estate -
Construction:
Pass $
41,183
$
78,597
$
23,854
$
488
$
134
$
-
$
4,073
$
148,329
Special Mention
715
-
-
-
-
-
-
715
Substandard

-

840

-

-

-

-

-

840
Total
$
41,898
$
79,437
$
23,854
$
488
$
134
$
-
$
4,073
$
149,884
Real Estate -
Commercial Mortgage:
Pass $
108,247
$
155,143
$
98,591
$
111,327
$
66,381
$
96,834
$
22,358
$
658,881
Special Mention
-
26
4,510
16,720
4,601
13,304
4
39,165
Substandard

1,561

583

3,589

90

1,799

1,931

-

9,553
Total
$
109,808
$
155,752
$
106,690
$
128,137
$
72,781
$
112,069
$
22,362
$
707,599
Real Estate - Residential:
Pass $
83,586
$
76,616
$
50,779
$
34,010
$
31,307
$
71,827
$
7,906
$
356,031
Special Mention
-
139
21
123
170
529
-
982
Substandard

936

1,908

2,783

1,732

1,113

2,872

100

11,444
Total

$
84,522
$
78,663
$
53,583
$
35,865
$
32,590
$
75,228
$
8,006
$
368,457
Real Estate - Home
Equity:
Performing $
155
$
60
$
353
$
179
$
755
$
2,091
$
185,557
$
189,150
Nonperforming

-

-

-

-

-

-

928

928
Total

$
155
$
60
$
353
$
179
$
755
$
2,091
$
186,485
$
190,078
Consumer:
Performing $
96,878
$
84,462
$
52,437
$
37,372
$
16,460
$
6,652
$
5,319
$
299,580
Nonperforming
-
-
5
34
14
58
-
111
Total $
96,878
$
84,462
$
52,442
$
37,406
$
16,474
$
6,710
$
5,319
$
299,691

NOTE 4 – MORTGAGE BANKING ACTIVITIES

The Company’s mortgage

banking activities at its subsidiary Capital City Homes Loans (“CCHL”) include mandatory delivery loan
sales, forward sales contracts used to manage residential

loan pipeline price risk, utilization of warehouse lines to fund secondary market residential loan closings, and residential mortgage

servicing.

For the six month period of 2020, information provided below reflects CCHL activities for the period March 1, 2020

to June 30, 2020 and CCB legacy residential real estate activities for the period
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

June 30, 2021 December 31, 2020
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
78,111
$
80,821
$
109,831
$
114,039
Residential Mortgage Loan Commitments ("IRLCs")
(1)
107,797
2,524
147,494
4,825
Forward Sales Contracts
(2)
99,000
(90)
158,500
(907)
$
83,255
$
117,957
(1)
Recorded in other assets at fair value
(2)
Recorded in other liabilities at fair value

The Company had
no

residential mortgage loans held for sale that were 90 days or more outstanding or on nonaccrual at June 30, 2021
and had $
0.6

million at December 31, 2020.

Mortgage banking revenue was as follows:

Three Months Ended Six Months Ended

June 30,

June 30,
(Dollars in Thousands) 2021 2020 2021 2020
Net realized gains on sales of mortgage loans $
13,534
$
14,580
$
27,958
$
17,987
Net change in unrealized

gain on mortgage loans held for sale
532
1,092
(1,499)
1,830
Net change in the fair value of mortgage loan commitments

(IRLCs)
(458)
1,487
(2,301)
3,142
Net change in the fair value of forward sales contracts
(1,446)
1,625
817
231
Pair-Offs on net settlement of forward

sales contracts
(476)
(3,019)
2,835
(4,395)
Mortgage servicing rights additions
453
2,049
640
2,049
Net origination fees
1,078
1,583
1,892
1,806
Total mortgage

banking revenues
$
13,217
$
19,397
$
30,342
$
22,650

Residential Mortgage Servicing

The Company may retain the right to service residential

mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.

The following represents a summary of mortgage

servicing rights.

(Dollars in Thousands) June 30, 2021 December 31, 2020
Number of residential mortgage loans serviced for others
2,008
1,796
Outstanding principal balance of residential mortgage

loans serviced for others
$
498,984
$
456,135
Weighted average

interest rate
3.61%
3.64%
Remaining contractual term (in months)
318
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

Administration.

At June 30, 2021, the servicing portfolio balance consisted

of the following loan types: FNMA (
62
%),
GNMA (
10
%), and private investor (
28
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had $
2.8

million and $
4.9

million in delinquent residential mortgage loans currently

in GNMA pools serviced by the
Company at June 30, 2021 and December 31, 2020,

respectively.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

For the
three and six months ended June 30, 2021, the Company

repurchased $
0.7

million and $
2.2

million, respectively,

of GNMA
delinquent or defaulted mortgage loans with the intention

to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2021 2020 2021 2020
Beginning balance $
3,583
$
910
$
3,452
$
910
Additions due to loans sold with servicing retained
453
2,049
640
2,074
Deletions and amortization
(326)
(97)
(632)
(122)
Valuation

allowance reversal
-
-
250
-
Ending balance $
3,710
$
2,862
$
3,710
$
2,862

The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three or six month periods ended
June 30, 2021 and June 30, 2020.

The key unobservable inputs used in determining the

fair value of the Company’s mortgage

servicing rights were as follows:

June 30, 2021 December 31, 2020
Minimum Maximum Minimum Maximum
Discount rates
11.00%
15.00%
11.00%
15.00%
Annual prepayment speeds
13.09%
22.68%
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
16.52
% at June 30, 2021 and
17.10
% at December 31, 2020.

Warehouse

Line Borrowings

The Company has the following warehouse lines of

credit and master repurchase agreements with various financial institutions at June
30, 2021.

Amounts
(Dollars in Thousands) Outstanding
$
25

million warehouse line of credit agreement expiring
October 2021
.

Interest is at LIBOR plus
2.25%
, with a
floor rate of
3.50%
.

A cash pledge deposit of $
0.1

million is required by the lender.
$
5,630
$
50

million master repurchase agreement without defined expiration.

Interest is at the LIBOR plus
2.24%

to
3.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
7,772
$
50

million warehouse line of credit agreement expiring in
September 2021
.

Interest is at the LIBOR plus
2.75%
, with a floor rate of
3.25%
.
29,195
Total Warehouse

Borrowings
$
42,597

Warehouse

line borrowings are classified as short-term borrowings.

At June 30, 2021, the Company had mortgage loans held for sale pledged as collateral under the above warehouse lines

of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements,

including maintenance of minimum tangible net worth,

minimum liquid
assets, maximum debt to net worth ratio and positive net

income, as defined in the agreements.

The Company was in compliance with
all significant debt covenants at June 30, 2021.

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

Statement of Financial Condition.

The balance of this line of credit at June 30,
2021 was $
27.7

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps with notional amounts totaling

$
30

million at June 30, 2021 were designed as a cash flow

hedge for subordinated
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
.

Notional
Fair

Balance Sheet Weighted Average
(Dollars in Thousands)

Amount
Value Location

Maturity (Years)
June 30, 2021
Interest rate swaps related to subordinated debt $
30,000
$
1,780
Other Assets
9.0
December 31, 2020
Interest rate swaps related to subordinated debt $
30,000
$
574
Other Assets
9.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related

to the cash
flow derivative instruments (interest rate swaps related to

subordinated debt) for the three and six month periods ended

June 30, 2021
and June 30, 2020.

Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) in AOCI Category from AOCI to Income
Three months ended June 30, 2021 $
(686)
Interest Expense $
(37)
Three months ended June 30, 2020
(108)
Interest Expense
(3)
Six months ended June 30, 2021 $
900

Interest Expense $
(70)
Six months ended June 30, 2020
(108)
Interest Expense
(3)

The Company estimates there will be approximately

$
0.1

million reclassified as an increase to interest expense within the next 12
months.

The Company had a collateral liability of $
1.7

million and $
0.5

million at June 30, 2021 and December 31, 2020, respectively.

NOTE 6 – LEASES

Operating leases in which the Company is the lessee are

recorded as operating lease right of use (“ROU”) assets and operating liabilities, included in other assets and liabilities, respectively,

on its consolidated statement of financial condition.

The Company’s operating

leases primarily relate to banking offices with remaining

lease terms from
1

to
44

years.

The Company’s
leases are not complex and do not contain residual value

guarantees, variable lease payments, or significant assumptions or judgments
made in applying the requirements of Topic

842.

Operating leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

At June 30, 2021, the operating
lease ROU assets and liabilities were $
11.9

million and $
12.7

million, respectively.

The Company does not have any finance leases or
any significant lessor agreements.

The table below summarizes our lease expense and other

information related to the Company’s

operating leases.
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2021 2020 2021 2020
Operating lease expense $
362
$
265
$
706
$
422
Short-term lease expense
170
154
310
233
Total

lease expense
$
532
$
419
$
1,016
$
655
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
402
$
263
$
786
$
424
Right-of-use assets obtained in exchange for new operating lease liabilities
440
-
515
5,120
Weighted average

remaining lease term — operating leases (in years)
25.1
15.5
25.1
15.5
Weighted average

discount rate — operating leases
2.0%
2.4%
2.0%
2.4%

The table below summarizes the maturity of remaining

lease liabilities:
(Dollars in Thousands) June 30, 2021
2021 $
816
2022
1,480
2023
1,086
2024
1,033
2025
855
2026 and thereafter
11,165
Total $
16,435
Less: Interest
(3,780)
Present Value

of Lease liability
$
12,655

At June 30, 2021, the Company had additional operating

lease payments for
two

banking offices that have not yet commenced totaling
$
4.8

million based on the initial contract term of
15 years
.

Payments for the banking offices are expected to commence after the construction period ends, which is expected to occur during the second quarter of 2022 and the third quarter of 2022.

A related party is the lessor in an operating lease with

the Company.

The Company’s minimum

payment is $
0.2

million annually
through 2024, for an aggregate remaining obligation of

$
0.7

million at June 30, 2021.

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

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2021 2020 2021 2020
Service Cost $
1,743
$
1,457
$
3,486
$
2,914
Interest Cost
1,221
1,400
2,442
2,811
Expected Return on Plan Assets
(2,787)
(2,748)
(5,574)
(5,496)
Prior Service Cost Amortization
4
4
8
8
Net Loss Amortization
1,691
974
3,382
1,985
Settlement Loss
2,000
-
2,000
-
Special Termination

Charge
-
-
-
61
Net Periodic Benefit Cost $
3,872
$
1,087
$
5,744
$
2,283
Discount Rate
2.88%
3.53%
2.88%
3.53%
Long-term Rate of Return on Assets
6.75%
7.00%
6.75%
7.00%

In the second quarter of 2021, lump sum payments

made under the Company’s defined

benefit pension plan triggered settlement
accounting.

In accordance with the applicable accounting guidance for defined benefit plans, the Company recorded a settlement loss
of $
2.0

million.

The components of the net periodic benefit cost for the Company's

SERP and SERP II were as follows:
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2021 2020 2021 2020
Service Cost $
9
$
10
$
18
$
10
Interest Cost
61
83
120
155
Prior Service Cost Amortization
69
109
88
109
Net Loss Amortization
243
71
441
318
Net Periodic Benefit Cost $
382
$
273
$
667
$
592
Discount Rate
2.38%
3.16%
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

June 30, 2021 December 31, 2020
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$

204,549
$

560,909
$

765,458
$
160,372
$

596,572
$

756,944
Standby Letters of Credit

6,587

-

6,587
6,550

-

6,550
Total
$

211,136
$
560,909
$
772,045
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
property, plant and

equipment; and inventory.

The allowance for credit losses for off-balance sheet

credit commitments that are not unconditionally cance

llable by the bank is
adjusted as a provision for credit loss expense and is recorded in other liabilities.

The following table shows the activity in the
allowance.

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2021 2020 2021 2020
Beginning Balance
$

2,974
$

1,033
$
1,644
$

157
Impact of Adoption of ASC 326
-
-
-
876
Provision for Credit Losses
(387)
391
943
391
Ending Balance
$

2,587
$
1,424
$
2,587
$
1,424

Contingencies
.

The Company is a party to lawsuits and claims arising out of the normal course of business.

In management's opinion,
there are no known pending claims or litigation, the outco

me of which would, individually or in the aggregate, have a material effect
on the consolidated results of operations, financial

position, or cash flows of the Company.

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
205,000
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

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
June 30, 2021
ASSETS:
Securities Available

for Sale:
U.S. Government Treasury $
160,877
$
-
$
-
$
160,877
U.S. Government Agency
-
228,301
-
228,301
States and Political Subdivisions
-
13,607
-
13,607
Mortgage-Backed Securities
-
56,950
-
56,950
Corporate Debt Securities
-
14,360
-
14,360
Equity Securities
(1)
-
6,795
-
6,795
Loans Held for Sale
-
80,821
-
80,821
Interest Rate Swap Derivative
-
1,780
-
1,780
Mortgage Banking IRLC Derivative
-
-
2,524
2,524
Mortgage Servicing Rights
-
-
3,900
3,900
LIABILITIES:
Mortgage Banking Hedge Derivative $
-
$
90
$
-
$
90
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
Mortgage Banking Hedge Derivative $
-
$
907
$
-
$
907
(1)
Not readily marketable securities - reflected

in other assets.

Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers related

to mortgage banking activities of $
27.4
million and $
19.3

million, respectively,

for the six month period ending June 30, 2021 and $
14.6

million and $
19.4

million,
respectively, for the

period March 1, 2020 to June 30, 2020.

Issuances are valued based on the change in fair value of

the underlying
mortgage loan from inception of the IRLC to the balance

sheet date, adjusted for pull-through rates and costs to originate

.

IRLCs
transferred out of Level 3 represent IRLCs that were funded

and moved to mortgage loans held for sale, at fair value.

Assets Measured at Fair Val

ue on a Non-Recurring Basis

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
periods.

Collateral-dependent loans had a carrying value of $
4.7

million with a valuation allowance of $
0.6

million at June 30, 2021
and $
7.1

million and $
0.1

million, respectively,

at December 31, 2020.

Other Real Estate Owned
.

During the first six months of 2021,

certain foreclosed assets, upon initial recognition, were measured

and
reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less
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

At June 30, 2021, there was
no

valuation allowance for loan servicing rights.

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

June 30, 2021
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
78,894
$
78,894
$
-
$
-
Short-Term

Investments
766,920
766,920
-
-
Investment Securities, Available

for Sale
480,890
160,877
320,013
-
Investment Securities, Held to Maturity
325,559
110,921
218,960
-
Equity Securities
(1)
3,588
-
3,588
-
Loans Held for Sale
80,821
-
80,821
-
Interest Rate Swap Derivative
1,780
-
1,780
-
Mortgage Banking IRLC Derivative
2,524
-
-
2,524
Mortgage Servicing Rights
3,710
-
-
3,900
Loans, Net of Allowance for Credit Losses $
1,986,487
$
-
$
-
$
1,988,297
LIABILITIES:
Deposits $
3,446,921
$
-
$
3,350,614
$
-
Short-Term

Borrowings
47,200
-
47,200
-
Subordinated Notes Payable
52,887
-
42,609
-
Long-Term Borrowings
1,720
-
1,804
-
Mortgage Banking Hedge Derivative $
90
$
-
$
90
$
-

December 31, 2020
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
67,919
$
67,919
$
-
$
-
Short-Term

Investments
860,630
860,630
-
-
Investment Securities, Available

for Sale
324,870
104,519
220,351
-
Investment Securities, Held to Maturity
169,939
5,014
170,161
-
Loans Held for Sale
114,039
-
114,039
-
Equity Securities
(1)
3,589
-
3,589
-
Interest Rate Swap Derivative
574
-
574
-
Mortgage Banking IRLC Derivative
4,825
-
-
4,825
Mortgage Servicing Rights
3,452
-
-
3,451
Loans, Net of Allowance for Credit Losses $
1,982,610
$
-
$
-
$
1,990,740
LIABILITIES:
Deposits $
3,217,560
$
-
$
3,217,615
$
-
Short-Term

Borrowings
79,654
-
79,654
-
Subordinated Notes Payable
52,887
-
43,449
-
Long-Term Borrowings
3,057
-
3,174
-
Mortgage Banking Hedge Derivative $
907
-
$
907
$
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

(1,816)

900

1,635

719
Balance as of June 30, 2021 $
884

$
1,328

$
(45,635)

$
(43,423)
Balance as of January 1, 2020 $
864

$
-

$
(29,045)

$
(28,181)
Other comprehensive income during the period

3,004

(79)

-

2,925
Balance as of June 30, 2020 $
3,868

$
(79)

$
(29,045)

$
(25,256)

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

The Bank offers commercial and retail banking services,

as well as trust and asset
management, retail securities brokerage,

and life insurance.

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

Acquisitions

On March 1, 2020, CCB completed its acquisition of

a 51% membership interest in Brand Mortgage Group, LLC (“Brand”)

which is
now operated as a Capital City Home Loans (“CCHL”).

CCHL was consolidated into CCBG’s

financial statements effective March
1, 2020.

See Note 1 – Business Combination in the 2020 Form 10-K in the

Consolidated Financial Statements.

On April 30, 2021, a newly formed subsidiary

of CCBG, Capital City Strategic Wealth,

LLC (“CCSW”), completed its acquisition of
substantially all of the assets of Strategic Wealth

Group, LLC and certain related businesses (“SWG”).

CCSW was consolidated into
CCBG’s financial statements effective

May 1, 2021.

See Note 1 – Business and Basis of Presentation.

RESPONSE TO COVID-19 PANDEMIC

The ongoing global and local responses to the COVID-19

pandemic and the new Delta variant continue to impact

our clients and
associates as they adjust to the changing conditions presented by the pandemic.

The pandemic has adversely impacted a broad range
of industries in which the Company’s

customers operate and could still impair their ability to fulfill their financial obligations to the
Company.

In addition, although our associates have generally been

available and working during the pandemic, COVID-19 and the
current Delta variant surge have the potential to

create widespread business continuity issues for the Company.
Congress, the President, and the Federal Reserve have

taken and continue to take actions designed to cushion the economic fallout.

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
financial transactions.

While it appeared that epidemiological and macroeconomic

conditions were trending in a positive direction in
the first quarter of 2021, if the Delta variant continues to cause case counts to trend higher in our markets, the Company could
experience further adverse effects on its business, financial condition, results of operations and cash flows.

While it is not possible to
know the full universe or extent that the impact of COVID-19’s variants, and any potential resulting measures to curtail their spread,
will have on the Company’s

future operations, we discuss potential impacts on our financial performance in more detail throughout
parts of the MD&A section.

To protect

the health of our clients and associates and comply with applicable government directives, we
have modified our business practices as noted belo

w.

●

We continue

to closely monitor COVID-19 and adjust our operations, as needed,

to the changing case counts and impacts of
COVID-19 in our communities.
●

We have established

a tentative return to work date for all associates, but we

will adjust as necessary depending on changing
conditions.

●

All of our banking offices have returned to

normal banking hours and lobby services; however,

we will adjust such hours and
services as necessary depending on the changing conditions.
●

We are adhering

to national guidelines and local safety ordinances to protect both clients and associates.
●

We continue

to support clients with the Small Business Administration Payment

Protection Program (“SBA PPP”) by actively
assisting with the Round 1 and 2 forgiveness process.

NON-GAAP FINANCIAL MEASURES

We present a

tangible common equity ratio and a tangible book value per

diluted share that, in each case, reduces shareowners’ equity and total assets by the amount of goodwill and other

identifiable intangible assets resulting from merger

and acquisition activity.

We
believe these measures are useful to investors because it allows investors to more easily compare our capital adequacy

to other
companies in the industry,

although the manner in which we calculate non-GAAP financial measures may differ from that of other
companies reporting non-GAAP measures with similar names

.

The GAAP to non-GAAP reconciliation for each quarter presented on
page 31 is provided below.

2021 2020 2019
(Dollars in Thousands, except per share data) Second First Fourth Third Second First Fourth Third
Shareowners' Equity (GAAP) $ 335,880 $ 324,426 $ 320,837 $ 339,425 $ 335,057 $ 328,507 $ 327,016 $ 321,562
Less: Goodwill and Other Intangibles (GAAP) 93,333 89,095 89,095 89,095 89,095 89,275 84,811 84,811
Tangible Shareowners' Equity (non

-GAAP)
A
242,547 235,331 231,742 250,330 245,962 239,232 242,205 236,751
Total Assets (GAAP) 4,011,459 3,929,884 3,798,071 3,587,041 3,499,524 3,086,523 3,088,953 2,934,513
Less: Goodwill and Other Intangibles (GAAP) 93,333 89,095 89,095 89,095 89,095 89,275 84,811 84,811
Tangible Assets (non-GAAP)
B
$ 3,918,126 $ 3,840,789 $ 3,708,976 $ 3,497,946 $ 3,410,429 $ 2,997,248 $ 3,004,142 $ 2,849,702
Tangible Common Equity Ratio

(non-GAAP)
A/B
6.19% 6.13% 6.25% 7.16% 7.21% 7.98% 8.06% 8.31%
Actual Diluted Shares Outstanding (GAAP)
C
16,901,375 16,875,719 16,844,997 16,800,563 16,821,743 16,845,462 16,855,161 16,797,241
Diluted Tangible Book Value

(non-GAAP)

A/C
14.35 13.94 13.76 14.90 14.62 14.20 14.37 14.09

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
(Dollars in Thousands, Except 2021 2020 2019
Per Share Data) Second First Fourth Third Second First Fourth Third
Summary of Operations :
Interest Income $ 26,836 $ 25,446 $ 26,154 $ 26,166 $ 26,512 $ 27,365 $ 28,008 $ 28,441
Interest Expense 856 948 1,181 1,044 1,054 1,592 1,754 2,244
Net Interest Income 25,980 24,498 24,973 25,122 25,458 25,773 26,254 26,197
Provision for Credit Losses (571) (982) 1,342 1,308 2,005 4,990 (162) 776
Net Interest Income After

Provision for Credit Losses
26,551 25,480 23,631 23,814 23,453 20,783 26,416 25,421
Noninterest Income 26,473 29,826 30,523 34,965 30,199 15,478 13,828 13,903
Noninterest Expense
(1)
42,123 40,476 41,348 40,342 37,303 30,969 29,142 27,873
Income

Before

Income Taxes
10,901 14,830 12,806 18,437 16,349 5,292 11,102 11,451
Income Tax Expense 2,059 2,787 2,833 3,165 2,950 1,282 2,537 2,970
(Income) Loss Attributable to NCI (1,415) (2,537) (2,227) (4,875) (4,253) 277 - -
Net Income Attributable to CCBG
7,427 9,506 7,746 10,397 9,146 4,287 8,565 8,481
Net Interest Income (FTE) $ 26,064 $ 24,607 $ 25,082 $ 25,233 $ 25,564 $ 25,877 $ 26,378 $ 26,333

Per Common Share :
Net Income Basic $ 0.44 $ 0.56 $ 0.46 $ 0.62 $ 0.55 $ 0.25 $ 0.51 $ 0.51
Net Income Diluted 0.44 0.56 0.46 0.62 0.55 0.25 0.51 0.50
Cash Dividends Declared 0.15 0.15 0.15 0.14 0.14 0.14 0.13 0.13
Diluted Book Value 19.87 19.22 19.05 20.20 19.92 19.50 19.40 19.14
Diluted Tangible Book Value
(2)
14.35 13.94 13.76 14.90 14.62 14.20 14.37 14.09
Market Price:

High
27.39 28.98 26.35 21.71 23.99 30.62 30.95 28.00

Low
24.55 21.42 18.14 17.55 16.16 15.61 25.75 23.70

Close
25.79 26.02 24.58 18.79 20.95 20.12 30.50 27.45

Selected Average Balances :
Loans Held for Investment $ 2,036,781 $ 2,044,363 $ 1,993,470 $ 2,005,178 $ 1,982,960 $ 1,847,780 $ 1,834,085 $ 1,824,685
Earning Assets 3,623,910 3,497,929 3,337,409 3,223,838 3,016,772 2,751,880 2,694,700 2,670,081
Total Assets 3,956,349 3,821,521 3,652,436 3,539,332 3,329,226 3,038,788 2,982,204 2,959,310
Deposits 3,387,352 3,239,508 3,066,136 2,971,277 2,783,453 2,552,690 2,524,951 2,495,755
Shareowners’ Equity 329,040 326,330 343,674 340,073 333,515 331,891 326,904 320,273
Common Equivalent Average Shares:

Basic
16,858 16,838 16,763 16,771 16,797 16,808 16,750 16,747

Diluted
16,885 16,862 16,817 16,810 16,839 16,842 16,834 16,795
Performance Ratios:
Return on Average Assets

0.75% 1.01% 0.84% 1.17% 1.10% 0.57% 1.14% 1.14%
Return on Average Equity 9.05 11.81 8.97 12.16 11.03 5.20 10.39 10.51
Net Interest Margin (FTE) 2.89 2.85 3.00 3.12 3.41 3.78 3.89 3.92

Noninterest Income as % of

Operating Revenue
50.47 54.90 55.00 58.19 54.26 37.52 34.50 34.67
Efficiency Ratio 80.18 74.36 74.36 67.01 66.90 74.89 72.48 69.27

Asset Quality:
Allowance for Credit Losses ("ACL")

$
22,175 $ 22,026

$
23,816 $ 23,137 $ 22,457 $ 21,083 $ 13,905 $ 14,319
ACL to Loans HFI 1.10% 1.07% 1.19% 1.16% 1.11% 1.13% 0.75% 0.78%
Nonperforming Assets (“NPAs”) 6,302 5,472 6,679 6,732 8,025 6,337 5,425 5,454

NPAs to Total

Assets
0.16 0.14 0.18 0.19 0.23 0.21 0.18 0.19
NPAs to Loans HFI plus OREO 0.31 0.27 0.33 0.34 0.40 0.34 0.29 0.30
ACL to Non-Performing Loans 433.93 410.78 405.66 420.30 322.37 432.61 310.99 290.55
Net Charge-Offs to Average

Loans HFI
(0.07) (0.10) 0.09 0.11 0.05 0.23 0.05 0.23
Capital Ratios:
Tier 1 Capital 15.44% 16.08% 16.19% 16.77% 16.59% 16.12% 17.16% 16.83%
Total Capital 16.48 17.20 17.30 17.88 17.60 17.19 17.90 17.59
Common Equity Tier 1 13.14 13.63 13.71 14.20 14.01 13.55 14.47 14.13
Leverage 8.84 8.97 9.33 9.64 10.12 10.81 11.25 11.09

Tangible Common Equity
(2)
6.19 6.13 6.25 7.16 7.21 7.98 8.06 8.31

(1)
Includes a $2.0 million (pre-tax), or $0.10/share

(after-tax), partial pension settlement charge

for the second quarter of 2021.
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 30.

FINANCIAL OVERVIEW

Results of Operations

Performance Summary.

Net income of $7.4 million, or $0.44 per diluted share, for

the second quarter of 2021 compared to net
income of $9.5 million, or $0.56 per diluted share, for

the first quarter of 2021, and $9.1 million, or $0.55 per

diluted share, for the
second quarter of 2020.

For the first six months of 2021, net income totaled $16.9 million, or

$1.00 per diluted share, compared to net
income of $13.4 million, or $0.80 per diluted share,

for the same period of 2020.

Net income for the second quarter of 2021 included
a partial pension settlement charge of $2.0

million (pre-tax), or $0.10 per diluted share (after-tax).

Net Interest Income.

Tax-equivalent

net interest income for the second quarter of 2021

was $26.1 million compared to $24.6 million
for the first quarter of 2021 and $25.6 million for the second quarter of 2020.

For the first six months of 2021, tax-equivalent net
interest income totaled $50.7 million compared to $51.4

million for the same period of 2020.

Loan growth and higher SBA PPP loan
fees drove the improvement over the first quarter of 2021.

For the six month period, the decrease generally reflected

lower rates
earned on investment securities and variable/adjustable rate loans partially offset by higher SBA PPP loan fees

and lower interest
expense.

Provision and Allowance for Credit

Losses.

Provision for credit losses was a negative $0.6 million

for the second quarter of 2021
compared to a negative provision of $1.0 million for the

first quarter of 2021 and provision expense of $2.0 million

for the second
quarter of 2020.

For the first six months of 2021, we recorded a negative provision of $1.6 million compared

to provision expense of
$7.0 million for the same period of 2020.

The negative provision for the first half of 2021 generally reflected improving economic
conditions and strong net loan recoveries.

Noninterest Income.

Noninterest income for the second quarter of 2021

totaled $26.5 million compared to $29.8 million for the first quarter of 2021 and $30.2 million for the second quarter

of 2020.

The aforementioned declines were primarily due to

lower mortgage
banking revenues at CCHL, but were partially offset

by improvements in wealth management fees and bank

card fees.

For the first six
months of 2021, noninterest income totaled $56.3 million

compared to $45.7 million for the same period of 2020 with the increase driven by the addition of CCHL mortgage banking

revenues late in the first quarter of 2020, and strong growth in bank card fees and
wealth management fees.

Noninterest Expense.

Noninterest expense for the second quarter of 2021 totaled

$42.1 million compared to $40.5 million for the first
quarter of 2021 and $37.3 million for the second quarter

of 2020.

The $1.6 million increase over the first quarter of 2021 reflected

a
$2.0 million partial pension settlement charge

that was partially offset by lower commission expense at CCHL and lower legal fees
and other real estate owned (“OREO”) expense at CCB.

Compared to the prior year periods, the increase was primarily attributable to
the aforementioned partial pension settlement charge

,

lower realized loan cost, higher pension plan expense (driven by a lower
discount rate for plan liabilities), and performance based

compensation.

Additionally, the increase for

the six month period included
operating expenses of CCHL from March 1, 2020 forward.

Financial Condition

Earning Assets.

Average earning

assets were $3.624 billion for the second quarter of 2021, an increase of $126.0 million, or 3.6%,
over the first quarter of 2021, and an increase of $286.5

million, or 8.6%

over the fourth quarter of 2020.

The increase over both prior
periods was primarily driven by higher deposit balances,

which funded growth in both overnight funds sold and the investment portfolio.

Deposit balances increased as a result of strong core deposit growth, in addition to funding retained at the bank from

SBA
PPP loans, and various other stimulus programs.

Loans
.

Average loans held

for investment (“HFI”) decreased $7.6 million, or 0.4%,

from the first quarter of 2021 and increased $43.3
million, or 2.2%, over the fourth quarter of 2020.

Excluding SBA PPP loans, average core loans grew $54.4 million and $90.4 million
over both respective periods and period end loans

grew $74.3 million and $97.7 million over both respective periods.

Growth in
period end loans was driven primarily in the commercial

mortgage, indirect, and construction categories.

At June 30, 2021, SBA PPP
loan balances totaled $79.9 million and remaining

deferred SBA PPP net loan fees totaled $3.5 million.

Credit Quality
.

Nonaccrual loans totaled $5.1 million (0.25% of HFI loans)

at June 30, 2021 compared to $5.4 million (0.26% of HFI
loans) at March 31, 2021 and $5.9 million (0.29

%

of HFI loans) at December 31, 2020.

Classified loans totaled $19.4 million, $20.6
million, and $17.6 million at the same respective periods.

Deposits
.

Average total

deposits increased $147.8 million, or 4.6%, over the first quarter of 2021, and $321.2 million, or 10.5%, over
the fourth quarter of 2020.

Over the past 12 months, multiple government stimulus

programs have been implemented, including the
CARES Act and the American Rescue Plan Act, which are

responsible for a portion of this growth.

Capital
.

At June 30, 2021, we were well-capitalized with a total risk-based capital ratio of 16.48%

and a tangible common equity
ratio (a non-GAAP financial measure) of 6.19% compared

to 17.20% and 6.13%, respectively,

at March 31, 2021 and 17.30%

and
6.25%, respectively,

at December 31, 2020.

At June 30, 2021, all of our regulatory capital ratios exceeded the threshold to be well-
capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS

The following table provides a condensed summary of

our results of operations - a discussion of the various components are discussed
in further detail below.

Three Months Ended Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands, except per share data) 2021 2021 2020 2021 2020
Interest Income $ 26,836 $ 25,446 $ 26,512 $ 52,282 $ 53,877
Taxable Equivalent Adjustments 84 109 106 193 210
Total Interest Income (FTE) 26,920 25,555 26,618 52,475 54,087
Interest Expense 856 948 1,054 1,804 2,646
Net Interest Income (FTE) 26,064 24,607 25,564 50,671 51,441
Provision for Credit Losses (571) (982) 2,005 (1,553) 6,995
Taxable Equivalent Adjustments 84 109 106 193 210
Net Interest Income After Provision for Credit Losses 26,551 25,480 23,453 52,031 44,236
Noninterest Income 26,473 29,826 30,199 56,299 45,677
Noninterest Expense 42,123 40,476 37,303 82,599 68,272
Income Before Income Taxes 10,901 14,830 16,349 25,731 21,641
Income Tax Expense 2,059 2,787 2,950 4,846 4,232
Pre-Tax Income Attributable to

Noncontrolling Interest
(1,415) (2,537) (4,253) (3,952) (3,976)
Net Income Attributable to Common Shareowners $ 7,427 $ 9,506 $ 9,146 $ 16,933 $ 13,433

Basic Net Income Per Share $ 0.44 $ 0.56 $ 0.55 $ 1.00 $ 0.80
Diluted Net Income Per Share $ 0.44 $ 0.56 $ 0.55 $ 1.00 $ 0.80

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

Tax-equivalent

net interest income for the second quarter of 2021 totaled $26.1 million compared to $24.6 million for the first quarter
of 2021 and $25.6 million for the second quarter of 2020.

Compared to the first quarter of 2021, the increase reflected higher SBA
PPP loan fees of $0.7 million, higher loan interest of

$0.5 million driven by loan growth, and higher investment

securities income of
$0.2 million, which reflected deployment of excess overnight funds into the investment portfolio.

Compared to the second quarter of
2020, the increase was driven by higher SBA PPP loan fees of

$1.3 million partially offset by lower interest earned

on investment
securities and variable/adjustable rate loans.

For the first six months of 2021, tax-equivalent net interest income totaled $50.7 million
compared to $51.4 million for the same period of 2020.

The decrease generally reflected lower rates earned on investment securities
and variable/adjustable rate loans partially offset

by higher SBA PPP loan fees and lower interest expense.

Our net interest margin for the second quarter

of 2021 was 2.89%, an increase of three basis points over

the first quarter of 2021 and a
decrease of 52 basis points from the second quarter of

2020.

Compared to the first quarter of 2021, the increase was driven by higher
SBA PPP loan fees.

Compared to the second quarter of 2020, the decrease was primarily attributable to downward re-pricing of
earning assets and significant growth in overnight

funds (driven by deposit inflows),

which negatively impacts our margin percentage.

For the first six months of 2021, the net interest margin

decreased 72 basis points to 2.87% generally reflective of downward re-
pricing of our earning assets (variable/adjustable rate

loans and securities portfolio) partially offset by

a lower cost of funds and higher
SBA PPP

loan fees.

Our net interest margin for the second quarter

of 2021, excluding the impact of overnight funds in

excess of
$200 million, was 3.46%.

Due to highly competitive fixed-rate loan pricing in our

markets, we continue to review our loan pricing and make adjustments where
we believe

appropriate and prudent.

Provision for Credit Losses

We recorded

a negative provision for credit losses of $0.6 million for the second quarter of 2021 compared to a negative provision

of
$1.0 million for the first quarter of 2021 and provision expense of $2.0 million for the second quarter of 2020.

For the first six months
of 2021, we recorded a negative provision of $1.6 million

compared to provision expense of $7.0 million for the same period of 2020.
The negative provision for the first half of 2021 generally

reflected improving economic conditions and strong net loan recoveries totaling $0.9 million.

We discuss the allowance

for credit losses further below.

For more information on charge-offs and recoveries,
see Note 3 – Loans Held for Investment and Allowance for

Credit Losses.

Noninterest Income

Noninterest income for the second quarter of 2021 totaled

$26.5 million compared to $29.8 million for the first quarter of 202

1

and
$30.2 million for the second quarter of 2020.

The primary reason for the aforementioned declines were primarily due to lower
mortgage banking revenues at CCHL, but were partially

offset by improvements in wealth management fees and

bank card fees.

The
decline in mortgage banking fees reflected lower production

volume (primarily re-finance activity) and a lower gain on

sale margin.

For the first six months of 2021, noninterest income

totaled $56.3 million compared to $45.7 million for the same period of 2020 with
the increase driven by the addition of CCHL mortgage

banking revenues late in the first quarter of 2020, and higher bank card fees
and wealth management fees which grew $1.4 million

and $1.2 million, respectively.

Noninterest income represented 50.5% of operating revenues

(net interest income plus noninterest income) in the second quarter of
2021

compared to 54.9% in the first quarter of 2021 and 54.3% in the second quarter of 2020.

For the first six months of 2021,
noninterest income represented 52.7% of operating revenues

compared to 47.1% for the same period of 2020.

The table below reflects the major components of noninterest income.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2021 2021 2020 2021 2020
Deposit Fees

$
4,236

$
4,271

$
3,756

$
8,507

$
8,771
Bank Card Fees 3,998 3,618 3,142 7,616 6,193
Wealth Management

Fees
3,274 3,090 2,554 6,364 5,158
Mortgage Banking Revenues 13,217 17,125 19,397 30,342 22,650
Other 1,748 1,722 1,350 3,470 2,905
Total

Noninterest Income

$
26,473

$
29,826

$
30,199

$
56,299

$
45,677

Significant components of noninterest income are

discussed in more detail below.

Mortgage Banking Revenues.
Mortgage banking revenues totaled $13.2 million for

the second quarter of 2021 compared to $17.1
million for the first quarter of 2021 and $19.4 million

for the second quarter of 2020.

For the six months of 2021, revenues totaled
$30.3 million compared to $22.7 million for the same period

of 2020.

Lower production volume and gain on sale margin drove

the
decline from the first quarter of 2021 and a lower

gain on sale margin was the primary reason

for the decline versus the second quarter
of 2020.

The increase over the six month period of 2020 reflected the addition of CCHL mortgage banking revenues late in the first
quarter of 2020 and overall higher production volume

reflective of the significant reduction in interest rates.

Deposit Fees
. Deposit fees for the second quarter of 2021 totaled $4.2 million,

a decrease of $0.1 million, or 0.8%, from the first
quarter of 2021, and an

increase of $0.5 million, or 12.8%, over the second

quarter of 2020.

For the first six months of 2021, deposit
fees totaled $8.5 million, a decrease of $0.3 million, or

3.0%, from the same period of 2020.

Compared to all prior periods, the
variances

were driven by the utilization of our overdraft service which has been volatile during the pandemic given the timing of
various stimulus payments to consumers over the past 12

months and higher monthly service charge fees.

Bank Card Fees
.

Bank card fees for the second quarter of 2021 totaled $4.0

million, a $0.4 million, or 10.5%, increase over the first
quarter of 2021, and a $0.9 million, or 27.2%, increase over the second quarter of 2020.

For the first six months of 2021, bank card
fees totaled $7.6 million, an

increase of $1.4 million,

or 23.0%, over the same period of 2020.

Compared to all prior periods, the
improvement reflected higher card activity driven by increased consumer spending,

which we believe is reflective of the economic
recovery.

Wealth

Management Fees
.

Wealth management

fees, which include both trust fees (i.e., managed accounts

and trusts/estates) and
retail brokerage fees (i.e., investment, insurance products,

and retirement accounts) totaled $3.3 million for the second quarter of 2021,
a $0.2

million, or 6.0%, increase over the first quarter of 2021 and a $0.7 million, or 28.2%, increase over the second quarter of

2020.

For the first six months of 2021, wealth management

fees totaled $6.4 million, an

increase of $1.2 million,

or 23.4%, over the same
period of 2020.

The favorable variances versus all prior periods reflected

higher assets under management and increased trading
activity by our retail brokerage clients.

At June 30,

2021, total assets under management were approximately

$2.190 billion compared
to $1.979 billion at December 31, 2020 and $1.750 billion

at June 30, 2020.

Other.

Other income for the second quarter of 2021 totaled $1.7

million, comparable to the first quarter of 2021, and $0.4 million,

or
29.5%, over the second quarter of 2020.

For the first six months of 2021, other income totaled $3.5 million,

an increase of $0.6
million, or 19.4%, over the same period of 2020.

The increase over both prior year periods was primarily attributable to loan servicing
fees added as part of the CCHL acquisition.

Noninterest Expense

Noninterest expense for the second quarter of 2021 totaled

$42.1 million compared to $40.5 million for the first quarter of 2021 and
$37.3 million for the second quarter of 2020.

For the first six months of 2021, noninterest expense totaled

$82.6 million compared to
$68.3 million for the same period of 2020.

The $1.6 million increase over the first quarter of 2021 reflected a $2.0 million partial
pension settlement charge (due to a high level

of lump sum pay-outs) that was partially offset by lower

commission expense at CCHL
and lower legal fees and other real estate owned (“OREO”)

expense at CCB.

Compared to the prior year periods, the increase was
primarily attributable to the aforementioned partial pension settlement charge,

lower realized loan cost (credit offset to salary
expense), higher pension plan expense (driven by a

lower discount rate for plan liabilities), and performance

based compensation.

Additionally, the

increase for the first half of 2021 reflects the inclusion of CCHL expenses for a full six month period versus only
four months in 2020.

The table below reflects the major components of noninterest expense

.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2021 2021 2020 2021 2020
Salaries $ 21,117

$
22,447

$
19,977

$
43,564

$
35,708
Associate Benefits 4,261 3,617 3,681 7,878 7,686
Total Compensation

25,378 26,064 23,658 51,442 43,394

Premises 2,714 2,759 2,628 5,473 5,011
Equipment 3,259 3,208 3,170 6,467 5,766
Total Occupancy 5,973 5,967 5,798 11,940 10,777

Legal Fees 321 558 412 879 881
Professional Fees 1,406 1,330 1,334 2,736 2,455
Processing Services 1,794 1,545 1,447 3,339 3,004
Advertising 631 749 799 1,381 1,383
Telephone 754 755 829 1,508 1,439
Insurance - Other 545 501 420 1,046 716
Other Real Estate Owned, net

(270) (118) 116 (388) (682)
Pension Settlement 2,000 - - 2,000 -
Miscellaneous 3,591 3,125 2,490 6,716 4,905
Total Other

10,772 8,445 7,847 19,217 14,101
Total

Noninterest Expense

$ 42,123

$
40,476

$
37,303

$
82,599

$
68,272

Significant components of noninterest expense are

discussed in more detail below.

Compensation
.

Compensation expense totaled $25.4 million for the second quarter of 2021 compared to $26.1 million for the first
quarter of 2021 and $23.7 million for the second quarter

of 2020.

For the first six months of 2021, compensation expense totaled
$51.4 million compared to $43.4 million for the same period

of 2020.

Compared to the first quarter of 2021, the decrease is due to lower commission expense at CCHL (lower production volume)

of $0.9 million,

payroll taxes of $0.4 million (primarily related to
2020 annual bonuses paid in January,

2021), and cash incentive expense of $0.4 million, partially offset by higher

associate insurance
expense (utilization of self-funded plan reserves in

first quarter of 2021) of $0.6 million and lower realized

loan cost (credit offset to
salaries – primarily related to lower SBA loan production

)

of $0.4 million.

Compared to the second quarter of 2020, the increase was
primarily attributable to lower realized loan cost (credit

offset to salaries – primarily related to lower SBA

loan production) of $0.9
million, and higher pension plan expense (service cost) of

$0.3 million, and base salaries (merit raises) of $0.5 million.

The increase
for the six month period was primarily due to the addition

of CCHL compensation (primarily commission expense)

beginning March
1, 2020 as core CCBG compensation expense remained

essentially flat.

Occupancy
.

Occupancy expense totaled $6.0 million for the second quarter of 2021 comparable to the first quarter of 2021 and $5.8
million for the second quarter of 2020.

For the first six months of 2021,

occupancy expense totaled $12.0 million compared to

$10.8
million for the same period of 2020.

The increase for the six month period was primarily due to the addition of CCHL occupancy
costs beginning March 1, 2020 as well as higher expense at

core CCBG reflective of increased FF&E depreciation

related to increase
technology investment.

Other
.

Other noninterest expense totaled $10.8 million for

the second quarter of 2021 compared to $8.4 million for the first quarter of
2021 and $7.8 million for the second quarter

of 2020.

For the first six months of 2021, other noninterest expense totaled $19.2 million
compared to $14.1 million for the same period of 2020.

Compared to the first quarter of 2021, the increase was primarily attributable
to a $2.0 million partial pension plan settlement charge

related to higher lump sum pay-outs which triggered settlement accounting.

Compared to the second quarter of 2020 the increase

was also attributable to the aforementioned pension settlement charge as well as
higher expense for our current year defined benefit pension

cost of $0.6 million (due to a lower discount rate utilized

for determining
the 2021 plan year expense), and higher processing

fees of $0.3 million (reflective of higher debit card volume).

The increase for the
six month period was primarily due to the addition

of CCHL expenses beginning in March 1, 2020 and to a lesser

extent higher
expenses at core CCBG, including processing fees (higher

debit card volume), legal/professional (related to the

SWG and CCHL
acquisitions), FDIC insurance expense (related to higher

level of assets), and OREO expense (attributable to lower OREO sales gains).

Our operating efficiency ratio (expressed

as noninterest expense as a percentage of the sum of taxable-equivale nt net interest income
plus noninterest income) was 80.18% for the second

quarter of 2021 compared to 74.36%

for the first quarter of 2021 and 66.90%

for
the second quarter of 2020.

For the first six months of 2021,

this ratio was 77.22%

compared to 70.30% for the same period of 2020.

Additional detail on CCHL’s

operations and key performance metrics is provided below.

Three Months Ended Six Months Ended
(Dollars in thousands) Jun 30, 2021 Mar 31, 2021 Jun 30, 2020 Jun 30, 2021 Jun 30, 2020
Net Interest Income $ 19 $ (153) $ 109 $ (134) $ 125
Mortgage Banking Fees 13,116 16,846 19,156 29,962 21,271
Other

425 426 203 851 299
Total Noninterest

Income
13,541 17,272 19,359 30,813 21,570
Salaries 8,538 10,276 8,381 18,814 10,623
Other Associate Benefits 210 221 204 431 253
Total Compensation 8,748 10,497 8,585 19,245 10,876
Occupancy, Net 854 861 768 1,715 999
Other

1,359 1,101 1,248 2,460 1,705
Total Noninterest

Expense
10,961 12,459 10,601 23,420 13,580
Operating Profit $ 2,599 $ 4,660 $ 8,867 $ 7,259 $ 8,115
Key Performance Metrics:
Total Loans Closed $ 406,859 $ 463,126 $ 407,118 $ 869,985 $ 510,008
Total Loans Closed

- Mix
Purchase 76% 60% 51% 68% 53%
Refinance 24% 40% 49% 32% 47%

Income Taxes

We realized income

tax expense of $2.1 million (effective rate of 19%)

for the second quarter of 2021 compared to $2.8 million
(effective rate of 19%) for

the first quarter of 2021 and $2.9 million (effective

rate of 18%) for the second quarter of 2020.

For the
first six months of 2021, we realized income tax

expense of $4.8 million (effective rate of 19%) compared

to $4.2 million (effective
rate of 20%) for the same period of 2020.

Absent discrete items, we expect our annual effective tax

rate to approximate 18%-19% for
the remainder of 2021.

FINANCIAL CONDITION

Average earning

assets totaled $3.624 billion for the second quarter of 2021, an increase of $126.0 million, or 3.6%, over the first
quarter of 2021, and an increase of $286.5 million,

or 8.6%, over the fourth quarter of 2020.

The increase over both prior periods was
primarily driven by higher deposit balances, which funded

growth in both overnight funds sold and the investment

portfolio.

Deposit
balances increased as a result of strong core deposit growth,

in addition to funding retained at the bank from SBA PPP loans,

and
various other stimulus programs.

Investment Securities

In the second quarter of 2021, our average investment

portfolio increased $158.7 million, or 29.8%, over the first quarter of 2021 and
increased $173.6 million, or 33.5%, over the fourth quarter

of 2020.

Our investment portfolio represented 19.1% of our average
earning assets for the second quarter of 2021 compared

to 15.5% for the fourth quarter of 2020,

and 20.1% for the second quarter of
2020.

During the second quarter of 2021, we initiated a buy program to add to our investment portfolio as part of our overall balance sheet management.

For the remainder of 2021, we will continue to monitor our overall liquidity position and look for opportunities to
purchase additional investment securities that align with

our overall investment strategy.

The investment portfolio is a significant component of

our operations and, as such, it functions as a key element

of liquidity and
asset/liability management.

Two types of classifications

are approved for investment securities which are Available

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

During the second quarter of 2021, we purchased securities under the AFS designation.

At June 30,
2021,

$480.9 million, or 59.6%, of our investment portfolio was classified as AFS,

and $325.6 million, or 40.4%, classified as HTM.

The average maturity of our total portfolio at June

30, 2021 was 3.34 years compared to 2.78 years and 2.09

years at March 31, 2021
and December 31, 2020, respectively.

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

At June 30,

2021,

there were 150 positions (combined AFS and HTM) with unrealized losses totaling $1.5

million at June 30,

2021.

Of these 150 positions, 145 are U.S. government agency

securities issued by U.S. government sponsored entities which carry the full
faith and credit guarantee of the US Government and are

0% risk-weighted assets for regulatory purposes. The remaining five
positions are municipal bonds with a minimum credit rating

of “A”. None of these positions with unrealized losses are considered impaired, and all are expected to mature at par.

Further, we believe the long history of

no credit

losses on these securities indicates
that the expectation of nonpayment of the amortized cost

basis is zero.

Loans HFI

Average loans

held for investment (HFI) decreased $7.6 million, or 0.4%, from the first quarter of 2021 and increased $43.3 million,
or 2.2%, over the fourth quarter of 2020.

Excluding SBA PPP loans, average core loans grew $54.4

million and $90.4 million over
both respective periods and period end loans grew $74.3

million and $97.7 million over both respective periods.

Growth in period end
loans was driven primarily in the commercial mortgage,

indirect, and construction categories.

At June 30, 2021, SBA PPP loan
balances totaled $79.9 million and remaining deferred SBA PPP net loan fees totaled $3.5 million.

SBA PPP loan forgiveness
applications are expected to remain strong for the remainder of 2021.

Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk, we
continue to closely monitor our markets

and make minor adjustments as necessary.

Credit Quality

Nonperforming assets (nonaccrual loans and OREO, “NPAs”

)

totaled $6.3 million at June 30, 2021, a $0.8 million increase from
March 31, 2021, and a $0.4 million decrease from December

31, 2020.

Nonaccrual loans totaled $5.1 million (0.25% of HFI loans) at
June 30, 2021 compared to $5.4 million (0.26

%

of HFI loans) at March 31, 2021 and $6.8 million (0.

29% of HFI loans) at December
31, 2020.

For additional metrics on NPAs

see the Asset Quality section of the Selected Quarterly

Financial Data table.

For more
information on nonaccrual loans see Note 3 – Loans Held

for Investment and Allowance for Credit Losses.

The balance of OREO
totaled $1.2 million at June 30, 2021, an increase of

$1.1 million over March 31, 2021 and a $0.3 million increase over December 31,
2020.

A significant portion of the increase in ORE is attributable to an office property,

which was under contract and moved to ORE
late in the second quarter.

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
conditions and forecasts.

At June 30, 2021, the allowance for credit losses for

loans HFI totaled $22.2 million compared to $22.0 million

at March 31, 2021 and
$23.8 million at December 31, 2020.

Activity within the allowance is detailed in Note 3 to the

consolidated financial statements.

The
$0.2 million net increase in the allowance for the second quarter of 2021 was primarily attributable to net loan recoveries totaling

$0.3
million.

For the first half of 2021, the $1.6 million net decrease in the allowance reflected net loan recoveries of $0.9 million and
lower expected losses related to COVID-19, partially

offset by core loan growth (ex-SBA PPP).

At June 30, 2021, the allowance
represented 1.10% of loans HFI and provided coverage

of 434% of nonperforming loans compared to 1.19% and

406%, respectively,
at December 31, 2020.

At June 30, 2021, excluding SBA PPP loans (100% government

guaranteed), the allowance represented 1.15%
of loans HFI compared to 1.30% at December 31, 2020.

At June 30, 2021, the allowance for credit losses for

unfunded commitments totaled $2.6 million compared to $3.0 million at March
31, 2021 and $1.6 million at December 31, 2020.

The allowance for unfunded commitments is recorded

in other liabilities.

Deposits

Average total

deposits were $3.387 billion for the second quarter of 2021, an increase of $147.8 million, or 4.6%, over the first quarter
of 2021 and $321.2 million, or 10.5%, over the fourth

quarter of 2020.

The strongest growth over both comparable periods occurred
in our noninterest bearing deposits and savings account

balances.

Average public

deposits in the second quarter 2021 increased
compared to the fourth quarter 2020, but declined compared

to the first quarter 2021 due to the seasonality of these

deposits.

Over the
past 12 months, multiple government stimulus programs

have been implemented, including those under the CARES Act and the
American Rescue Plan Act, which are responsible for a

large part of the growth in average deposits.

Given these increases, the
potential exists for our deposit levels to be volatile

for the remainder of 2021 due to the uncertain timing of the outflows of the
stimulus related balances and the economic recovery.

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

ESTIMATED CHANGES

IN NET INTEREST INCOME
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5%
June 30, 2021 33.1% 24.4% 15.8% 7.6% -4.7%
March 31, 2021 40.6% 30.0% 19.4% 9.3% -4.0%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0%
June 30, 2021 46.0% 32.5% 19.1% 6.5% -12.4%
March 31, 2021 53.0% 37.0% 21.2% 6.2% -14.2%

The Net Interest Income at Risk position indicates

that in the short-term, all rising rate environments will positively impact the net
interest margin of the Company,

while a declining rate environment of 100bp will have a

negative impact on the net interest margin.
The 12-month Net Interest Income at Risk position became

less favorable in all rate scenarios primarily due to lower PPP fees for the
year-over-year comparison. Compared to the

prior quarter-end, the 24-month Net Interest Income at Risk position became slightly
more favorable in rates down 100 bps and rates up 100

bps due to investment purchases during the quarter,

and slightly less favorable
in rate scenarios of rates up 200 bps or more as the balance sheet is less asset sensitive due to these asset purchases. As an intended result of the $500 million investment strategy during

the quarter, the Bank has become slightly

less asset sensitive, and has slightly
less risk to the rates down scenario.

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

IN ECONOMIC VALUE

OF EQUITY
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0%
June 30, 2021

47.9% 38.4% 27.5% 15.2% -35.2%
June 30, 2021 (Alternate Scenario)
(2)
37.2% 28.4% 18.2% 9.1% -12.5%
March 31, 2021 96.8% 76.6% 53.9% 28.5% -55.6%

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

In the alternate EVE scenario where
the value of our nonmaturity deposits are

capped at their book value, both our EVE and our EVE Ratio

are within policy
guidelines.

At June 30, 2021,

the economic value of equity results are favorable in all rising rate environments and are within prescribed tolerance
levels.

The EVE Ratio (EVE/EVA)

was 6.4% for the second quarter 2021, which is within policy limits.

EVE metrics became more
favorable in the rates down scenario reflecting the deployment of additional funds in the investment portfolio and utilization of and a
lower cost of acquiring and maintaining deposits, which was incorporated into the model in the second quarter.

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

At June 30,

2021,

we had the ability to generate $1.248 billion in additional

liquidity through all of our available resources (this
excludes $767 million in overnight funds sold).

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

At June 30, 2021,

we believe the liquidity
available to us was sufficient to meet our on-going

needs and execute our business strategy.

We view our

investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for
borrowings or deposits, and/or sell selected securities.

The portfolio primarily consists of debt issued by

the U.S. Treasury,

U.S.
governmental and federal agencies, and municipal governments.

The weighted average life of the portfolio was approximately

3.34
years at June 30, 2021,

and the available for sale portfolio had a net unrealized pre-tax gain of $1.2 million.

Our average overnight funds position (defined deposits with banks plus Fed funds sold less Fed funds purchased) was $818.6

million
in the second quarter of 2021 compared to an average net

overnight funds sold position of $814.6 million in the first quarter of

2021
and $705.1 million in the fourth quarter of 2020.

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

Borrowings

At June 30,

2021,

average short term borrowings totaled $51.2 million compared to $67.0 million at March 31, 2021 and $95.3 million
at December 31, 2020.

The variance over both prior periods was attributable to the fluctuation of residential mortgage warehouse
borrowings at CCHL.

Additional detail on these borrowings is provided in Note

4 – Mortgage Banking Activities in the Consolidated
Financial Statements.

At June 30,

2021,

fixed rate credit advances from the FHLB totaled $1.8 million in outstanding debt consisting of five notes. During
the first six months of 2021, the Bank made FHLB advance payments totaling approximately $0.4 million,

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

We continue to

evaluate the impact of the expected
discontinuation of LIBOR on our two junior subordinated

deferrable interest notes.

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
Note 5 – Derivatives in the Consolidated Financial Statements.

Capital

Our capital ratios are presented in the Selected Quarterly

Financial Data table on page 31.

At June 30, 2021, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.

Shareowners’ equity was $335.9 million at June 30,

2021 compared to $324.4 million at March 31, 2021 and

$320.8 million at
December 31, 2020 and.

For the first six months of 2021, shareowners’ equity was positively impacted by net income of $16.9
million, a $0.9 million increase in fair value of

the interest rate swap related to subordinated debt, net adjustments totaling $1.0 million
related to transactions under our stock compensation plans,

stock compensation accretion of $0.4 million, and reclassification of $1.2
million from temporary equity to decrease the redemption

value of the non-controlling interest in CCHL.

In addition, $1.6 million
was reclassified from accumulated other comprehensive

loss to pension expense in conjunction with partial pension settlement charge
reflected in earnings, therefore, the charge

had no net effect on equity.

Shareowners’ equity was reduced by common stock dividends
of $5.1 million ($0.30 per share) and a $1.8 million

decrease in the unrealized gain on investment securities.
At June 30, 2021, our common stock had a book value

of $19.87 per diluted share compared to $19.22 at March 31,

2021 and $19.05
at December 31, 2020.

Book value is impacted by the net after-tax unrealized

gains and losses on AFS investment securities.

At June
30, 2021, the net gain was $0.9 million compared

to a $1.2 million net gain at March 31, 2021

and a $2.7 million net gain at December
31, 2020.

Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with Accounting Standards Codification

Topic 715.

At June 30, 2021,

the net pension liability reflected in other
comprehensive loss was $45.6 million compared to

$47.1 million at March 31, 2021 and $47.2 million at December

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

At June 30, 2021,

we had $772.0 million in commitments to extend credit and

$6.6 million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included

in other liabilities on the consolidated statements of financial condition

and
totaled $2.6 million at June 30, 2021.

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

We have identified

accounting for (i) the allowance for credit losses, (ii) valuation of goodwill and other identifiable intangible assets,
(iii) pension benefits, and (iv) income taxes as our most

critical accounting policies and estimates in that they are

important to the
portrayal of our financial condition and results, and they

require our subjective and complex judgment as a result

of the need to make
estimates about the effects of matters that are

inherently uncertain.

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

2021 2020 2021 2020

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

77,101
$

566 2.94%
$

74,965
$

550 3.41%
$

91,591
$

1,536 3.38%
$

55,181
$

906 3.30%
Loans Held for Investment
(1)(2)
2,036,781 24,095 4.74 1,982,960 23,235 4.70 2,040,551 46,578 4.71 1,915,370 46,571 4.89
Taxable Securities 687,882 2,036 1.18 601,509 2,708 1.80 608,801 3,899 1.28 615,511 5,703 1.86
Tax-Exempt Securities
(2)
3,530 23 2.58 5,865 37 2.51 3,686 48 2.60 5,579 62 2.20
Funds Sold 818,616 200 0.10 351,473 88 0.10 816,638 414 0.10 292,922 845 0.58
Total Earning Assets 3,623,910 26,920 2.98% 3,016,772 26,618 3.55% 3,561,267 52,475 2.97% 2,884,563 54,087 3.77%
Cash & Due From Banks 74,076 72,647 71,541 64,802
Allowance For Credit Losses (22,794) (21,642) (23,457) (18,015)
Other Assets 281,157 261,449 279,956 252,657
TOTAL ASSETS
$

3,956,349
$

3,329,226
$

3,889,307
$

3,184,007

Liabilities:
NOW Accounts
$

966,649
$

74 0.03%
$

789,378
$

78 0.04%
$

976,031
$

150 0.03%
$

799,094
$

803 0.20%
Money Market Accounts 272,138 33 0.05 222,377 40 0.07 270,990 66 0.05 217,295 157 0.15
Savings Accounts 529,844 64 0.05 409,366 50 0.05 511,152 124 0.05 394,301 96 0.05
Other Time Deposits 102,995 37 0.15 104,718 50 0.19 102,544 76 0.15 105,130 101 0.19
Total Interest Bearing Deposits 1,871,626 208 0.04 1,525,839 218 0.06 1,860,717 416 0.05 1,515,820 1,157 0.15
Short-Term Borrowings 51,152 324 2.54 73,377 421 2.31 59,049 736 2.51 53,146 553 2.09
Subordinated Notes Payable 52,887 308 2.30 52,887 374 2.80 52,887 615 2.31 52,887 845 3.16
Other Long-Term Borrowings 1,762 16 3.38 5,766 41 2.84 2,246 37 3.26 6,039 91 3.03
Total Interest Bearing Liabilities 1,977,427 856 0.17% 1,657,869 1,054 0.26% 1,974,899 1,804 0.18% 1,627,892 2,646 0.33%
Noninterest Bearing Deposits 1,515,726 1,257,614 1,453,121 1,152,251
Other Liabilities 107,801 72,073 109,417 65,830
TOTAL LIABILITIES 3,600,954 2,987,556 3,537,437 2,845,973
Temporary Equity 26,355 8,155 24,178 5,331

TOTAL SHAREOWNERS’ EQUITY 329,040 333,515 327,692 332,703
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

3,956,349
$

3,329,226
$

3,889,307
$

3,184,007

Interest Rate Spread 2.81% 3.30% 2.79% 3.44%
Net Interest Income
$

26,064
$

25,564
$

50,671
$

51,441
Net Interest Margin
(3)
2.89% 3.41% 2.87% 3.59%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loans fees of $1.9 million and $0.6 million for the three month periods ended June 30, 2021 and 2020,

respectively, and $3.1 million and $0.8 million for the six month periods ended June 30, 2021 and 2020, respectively.
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

Item 4. CONTROLS

AND PROCEDURES

At June 30, 2021, the end of the period covered by this Form

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

Exchange Act of 1934).

During the quarter ended on June 30, 2021, other
than the above, there have been no significant changes in

our internal control over financial reporting during our

most recently
completed fiscal quarter that have materially affected,

or are reasonably likely to materially affect, our internal

control over financial
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

Date: July 30,

2021