Form 10-Q
period 2021-09-30
CAPITAL CITY BANK GROUP INC
filed 2021-10-29
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2021
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
At October 28, 2021,
16,878,303

shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – September 30, 2021 and December 31, 2020 4
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2021 and 2020 5
Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2021 and 2020 6
Consolidated Statements of Changes in Shareowners’ Equity – Three and Nine Months Ended September 30, 2021 and 2020 7
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2021 and 2020 8
Notes to Consolidated Financial Statements 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 29

Item 3. Quantitative and Qualitative Disclosure About Market Risk 44

Item 4. Controls and Procedures 44

PART II –

Other Information

Item 1. Legal Proceedings 44

Item 1A. Risk Factors 44

Item 3. Defaults Upon Senior Securities 44
Item 4. Mine Safety Disclosure 44
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
●
potential attrition due to the recent

U.S. presidential directive to OSHA that requires employers with 100 or more employees to ensure that their employees are fully vaccinated against COVID-19 or are tested weekly;
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

PART

I.

FINANCIAL INFORMATION
Item 1.
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(Unaudited)
September 30, December 31,
(Dollars in Thousands, Except Par Value) 2021

2020
ASSETS

Cash and Due From Banks $
73,132
$
67,919
Funds Sold

708,988

860,630
Total Cash and Cash Equivalents

782,120

928,549

Investment Securities, Available

for Sale, at fair value

645,844

324,870
Investment Securities, Held to Maturity (fair value of $
344,285

and $
175,175
)

341,228

169,939
Total Investment

Securities

987,072

494,809

Loans Held For Sale, at fair value
77,036

114,039

Loans Held for Investment
1,941,425

2,006,426
Allowance for Credit Losses

(21,500)

(23,816)
Loans Held for Investment, Net

1,919,925

1,982,610

Premises and Equipment, Net

84,750

86,791
Goodwill and Other Intangibles

93,293

89,095
Other Real Estate Owned
192
808
Other Assets

104,345

101,370
Total Assets $
4,048,733
$
3,798,071

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,592,345
$
1,328,809
Interest Bearing Deposits

1,873,617

1,888,751
Total Deposits

3,465,962

3,217,560

Short-Term

Borrowings

51,410

79,654
Subordinated Notes Payable

52,887

52,887
Other Long-Term

Borrowings

1,610

3,057
Other Liabilities

113,720

102,076
Total Liabilities

3,685,589

3,455,234
Temporary Equity
14,276
22,000

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,878,303

and
16,790,573

shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively
169
168
Additional Paid-In Capital

33,876

32,283
Retained Earnings

359,550

332,528
Accumulated Other Comprehensive Loss, net of tax

(44,727)

(44,142)
Total Shareowners’

Equity

348,868

320,837
Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,048,733
$
3,798,071
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands, Except Per Share

Data)
2021 2020 2021 2020
INTEREST INCOME
Loans, including Fees $
25,885
$
23,594
$
73,817
$
70,874
Investment Securities:
Taxable
2,332
2,400
6,231
8,105
Tax Exempt
18
26
56
73
Funds Sold

285
146
698
991
Total Interest Income
28,520
26,166
80,802
80,043
INTEREST EXPENSE
Deposits
210
190
626
1,347
Short-Term

Borrowings
317
498
1,053
1,051
Subordinated Notes Payable
307
316
922
1,161
Other Long-Term

Borrowings
14
40
51
131
Total Interest Expense
848
1,044
2,652
3,690
NET INTEREST INCOME
27,672
25,122
78,150
76,353
Provision for Credit Losses
-
1,308
(1,553)
8,303
Net Interest Income After Provision For Credit Losses
27,672
23,814
79,703
68,050
NONINTEREST INCOME
Deposit Fees
5,075
4,316
13,582
13,087
Bank Card Fees
3,786
3,389
11,402
9,582
Wealth Management

Fees
3,623
2,808
9,987
7,966
Mortgage Banking Revenues
12,283
22,983
42,625
45,633
Other
1,807
1,469
5,277
4,374
Total Noninterest

Income
26,574
34,965
82,873
80,642
NONINTEREST EXPENSE
Compensation
25,245
26,164
76,687
69,558
Occupancy, Net
6,032
5,906
17,972
16,683
Other Real Estate Owned, Net

(1,126)
219
(1,514)
(463)
Pension Settlement
500
-
2,500
-
Other
9,051
8,053
26,656
22,836
Total Noninterest

Expense
39,702
40,342
122,301
108,614
INCOME BEFORE INCOME TAXES
14,544
18,437
40,275
40,078
Income Tax Expense
2,949
3,165
7,795
7,397
NET INCOME
11,595
15,272
32,480
32,681
Pre-Tax Income

Attributable to Noncontrolling Interests
(1,504)
(4,875)
(5,456)
(8,851)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
10,091
$
10,397
$
27,024
$
23,830
BASIC NET INCOME PER SHARE $
0.60
$
0.62
$
1.60
$
1.42
DILUTED NET INCOME PER SHARE $
0.60
$
0.62
$
1.60
$
1.42
Average Common

Basic Shares Outstanding
16,875
16,771
16,857
16,792
Average Common

Diluted Shares Outstanding
16,909
16,810
16,886
16,823
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2021 2020 2021 2020
NET INCOME $
10,091
$
10,397
$
27,024
$
23,830
Other comprehensive income, before

tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale
(1,935)
(763)
(4,361)
3,217
Derivative:
Change in net unrealized gain on effective cash flow

derivative
172
157
1,378
52
Benefit Plans:
Reclassification adjustment for service cost
-
-
24
-
Actuarial gain
-
-
166
-
Defined benefit plan settlement
-
-
2,000
-
Total Benefit Plans
-
-
2,190
-
Other comprehensive (loss) income, before

tax
(1,763)
(606)
(793)
3,269
Deferred tax (benefit) expense related to other comprehensive income
(459)
(149)
(208)
801
Other comprehensive (loss) income, net of tax
(1,304)
(457)
(585)
2,468
TOTAL COMPREHENSIVE

INCOME
$
8,787
$
9,940
$
26,439
$
26,298
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, July 1, 2021
16,874,279
$
169
$
33,560
$
345,574
$
(43,423)
$
335,880
Net Income -
-
-
10,091
-
10,091
Reclassification to Temporary

Equity
(1) -
-
-
6,585
-
6,585
Other Comprehensive Loss, net of tax -
-
-
-
(1,304)
(1,304)
Cash Dividends ($
0.1600

per share)
-
-
-
(2,700)
-
(2,700)
Stock Based Compensation -
-
219
-
-
219
Stock Compensation Plan Transactions, net
4,024
-
97
-
-
97
Balance, September 30, 2021
16,878,303
$
169
$
33,876
$
359,550
$
(44,727)
$
348,868
Balance, July 1, 2020
16,780,276
$
168
$
31,575
$
328,570
$
(25,256)
$
335,057
Net Income -
-
-
10,397
-
10,397
Reclassification to Temporary

Equity
(1) -
-
-
(3,075)
-
(3,075)
Other Comprehensive Loss, net of tax -
-
-
-
(457)
(457)
Cash Dividends ($
0.1400

per share)
-
-
-
(2,347)
-
(2,347)
Repurchase of Common Stock
(23,000)
-
(472)
-
-
(472)
Stock Based Compensation -
-
242
-
-
242
Stock Compensation Plan Transactions, net
4,188
-
80
-
-
80
Balance, September 30, 2020
16,761,464
$
168
$
31,425
$
333,545
$
(25,713)
$
339,425
Balance, January 1, 2021
16,790,573
$
168
$
32,283
$
332,528
$
(44,142)
$
320,837
Net Income -
-
-
27,024
-
27,024
Reclassification to Temporary

Equity
(1) -
-
-
7,756
-
7,756
Other Comprehensive Loss, net of tax -
-
-
-
(585)
(585)
Cash Dividends ($
0.4600

per share)
-
-
-
(7,758)
-
(7,758)
Stock Based Compensation -
-
657
-
-
657
Stock Compensation Plan Transactions, net
87,730
1
936
-
-
937
Balance, September 30, 2021
16,878,303
$
169
$
33,876
$
359,550
$
(44,727)
$
348,868
Balance, January 1, 2020
16,771,544
$
168
$
32,092
$
322,937
$
(28,181)
$
327,016
Adoption of ASC 326

-
-
-
(3,095)
-
(3,095)
Net Income -
-
-
23,830
-
23,830
Reclassification to Temporary

Equity
(1) -
-
-
(3,075)
-
(3,075)
Other Comprehensive Income, net of tax -
-
-
-
2,468
2,468
Cash Dividends ($
0.4200

per share)
-
-
-
(7,052)
-
(7,052)
Repurchase of Common Stock
(99,952)
(1)
(2,042)
-
-
(2,043)
Stock Based Compensation -
-
610
-
-
610
Stock Compensation Plan Transactions, net
89,872
1
765
-
-
766
Balance, September 30, 2020
16,761,464
$
168
$
31,425
$
333,545
$
(25,713)
$
339,425
(1)
Adjustment to redemption value for non-controlling

interest in Capital City Home Loans.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)
Nine Months Ended September 30,
(Dollars in Thousands) 2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income

$
27,024
$
23,830
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
(1,553)
8,303

Depreciation
5,666
5,174

Amortization of Premiums, Discounts and Fees, net
11,401
5,256

Amortization of Intangible Asset
80
-

Pension Plan Settlement Charges
2,500
-

Originations of Loans Held-for-Sale
(1,247,119)
(561,609)

Proceeds From Sales of Loans Held-for-Sale
1,326,747
500,190

Net Gain From Sales of Loans Held-for-Sale
(42,625)
(45,633)

Net Additions for Capitalized Mortgage Servicing Rights
138
-

Change in Valuation

Provision for Mortgage Servicing Rights
(250)
-

Stock Compensation
657
610

Net Tax Benefit From Stock-Based

Compensation
(4)
(84)

Deferred Income Taxes
(3,085)
(1,127)

Net Change in Operating Leases
(122)
811

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,640)
(876)

Net Decrease (Increase) in Other Assets
70
(23,482)

Net Increase in Other Liabilities
8,283
32,808
Net Cash Provided By (Used In) Operating Activities
86,168
(55,829)
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(235,356)
(32,250)

Payments, Maturities, and Calls
61,673
67,245
Securities Available for

Sale:

Purchases
(478,000)
(77,775)

Payments, Maturities, and Calls
148,968
153,702
Purchases of Loans Held for Investment
(92,336)
(29,538)
Net Decrease (Increase) in Loans Held for Investment
150,590
(134,416)
Net Cash Paid for Acquisitions
(4,482)
(2,405)
Proceeds From Sales of Other Real Estate Owned
3,892
2,558
Purchases of Premises and Equipment
(4,590)
(7,842)
Noncontrolling Interest Contributions
5,424
2,091
Net Cash Used In Investing Activities
(444,217)
(58,630)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
248,402
363,992
Net (Decrease) Increase in Short-Term

Borrowings
(28,458)
84,438
Repayment of Other Long-Term

Borrowings
(1,233)
(1,152)
Dividends Paid
(7,758)
(7,052)
Payments to Repurchase Common Stock
-
(2,043)
Issuance of Common Stock Under Purchase Plans
667
466
Net Cash Provided By Financing Activities
211,620
438,649
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(146,429)
324,190
Cash and Cash Equivalents at Beginning of Period

928,549
378,423
Cash and Cash Equivalents at End of Period

$
782,120
$
702,613
Supplemental Cash Flow Disclosures:

Interest Paid
$
2,679
$
3,673

Income Taxes Paid
$
12,759
$
6,991
Noncash Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned
$
1,636
$
1,956
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

CCBG paid
$
4.4

million in cash consideration and recorded goodwill of $
2.8

million and a customer relationship intangible asset of $
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

that otherwise would be required
for modifications not accounted for as separate contracts. ASU 2020

-04 also provides numerous optional expedients for derivative accounting.

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
September 30, 2021 December 31, 2020
Amortized Unrealized Unrealized Market Amortized Unrealized Unrealized Market
(Dollars in Thousands) Cost Gains Losses Value Cost Gain Losses Value
Available for

Sale
U.S. Government Treasury $
164,806
$
90
$
849
$
164,047
$
103,547
$
972
$
-
$
104,519
U.S. Government Agency
249,649
1,793
970
250,472
205,972
2,743
184
208,531
States and Political Subdivisions
43,834
69
357
43,546
3,543
89
-
3,632
Mortgage-Backed Securities (1)
97,131
240
164
97,207
456
59
-
515
Corporate Debt Securities
84,331
13
567
83,777
-
-
-
-
Equity Securities (2)
6,795
-
-
6,795
7,673
-
-
7,673
Total

$
646,546
$
2,205
$
2,907
$
645,844
$
321,191
$
3,863
$
184
$
324,870
Held to Maturity
U.S. Government Treasury $
115,903
$
-
$
348
$
115,555
$
5,001
$
13
$
-
$
5,014
Mortgage-Backed Securities
225,325
3,941
536
228,730
164,938
5,223
-
170,161
Total

$
341,228
$
3,941
$
884
$
344,285
$
169,939
$
5,236
$
-
$
175,175
Total Investment

Securities
$
987,774
$
6,146
$
3,791
$
990,129
$
491,130
$
9,099
$
184
$
500,045
(1)

Comprised of residential mortgage-backed

securities
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
2.0

million and $
4.8

million,
respectively,

at September 30, 2021 and includes Federal Home Loan Bank and

Federal Reserve Bank stock recorded

at cost of
$
2.9

million and $
4.8

million, respectively,

at December 31, 2020.
Securities with an amortized cost of $
312.3

million and $
308.2

million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes.
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

Maturity Distribution
.

At September 30, 2021, the Company's investment securities had the following maturity distribution based on
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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Market Value Amortized Cost Market Value
Due in one year or less $
39,614

$
39,423

$
-

$
-
Due after one year through five years

264,747

263,661

115,903

115,555
Due after five year through ten years

66,347

65,614

-

-
Mortgage-Backed Securities
97,131
97,207
225,325
228,730
U.S. Government Agency

171,912

173,144

-

-
Equity Securities

6,795

6,795

-

-
Total

$
646,546

$
645,844

$
341,228

$
344,285

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

Less Than Greater Than
12 Months 12 Months Total
Market Unrealized Market Unrealized Market Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
September 30, 2021
Available for

Sale
U.S. Government Treasury $
143,394

$
849

$
-

$
-

$
143,394

$
849
U.S. Government Agency
118,969
859
12,168
111
131,137
970
States and Political Subdivisions
27,355

357

-

-

27,355

357
Mortgage-Backed Securities
40,012

164

-

-

40,012

164
Corporate Debt Securities
57,304

567

-

-

57,304

567
Total

387,034

2,796

12,168

111

399,202

2,907

Held to Maturity
U.S. Government Treasury

115,555

348

-

-

115,555

348
Mortgage-Backed Securities
93,023

536

-

-

93,023

536
Total

$
208,578

$
884

$
-

$
-

$
208,578

$
884
December 31, 2020
Available for

Sale

U.S. Government Agency $
28,266
$
156
$
4,670
$
28
$
32,936
$
184
Total

$
28,266

$
156

$
4,670

$
28

$
32,936

$
184
At September 30, 2021, there were
288

positions (combined Available-for-Sale

and Held-to-Maturity) with unrealized losses totaling
$
3.8

million.
206

of these positions were U.S. government agency securities issued by U.S. government sponsored entities.

Municipal
securities totaled
29

positions.

The declines in the market value of these securities were attributable to changes in interest rates and not credit quality.

The remaining
53

positions were corporate debt securities.

A majority of the decline in the market value of these
securities were attributable to changes in interest rates.

These investment securities had allowance for credit losses totaling $
16,000

at
September 30, 2021.

None of the securities held by the Company were past due or in nonaccrual status at

September 30, 2021.

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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:
(Dollars in Thousands) September 30, 2021

December 31, 2020
Commercial, Financial and Agricultural $
218,929

$
393,930
Real Estate – Construction

177,443

135,831
Real Estate – Commercial Mortgage

683,379

648,393
Real Estate – Residential (1)

362,750

352,543
Real Estate – Home Equity

187,642

205,479
Consumer (2)

311,282

270,250
Loans HFI, Net of Unearned Income $
1,941,425

$
2,006,426
(1)
Includes loans in process with outstanding balances

of $
7.1

million and $
10.9

million at September 30, 2021 and December 31,
2020,

respectively.
(2) Includes overdraft balances of $
1.3

million and $
0.7

million at September 30, 2021 and December 31, 2020, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
3.7

million at September 30, 2021 and
net deferred loan fees were $
0.1

million at December 31, 2020.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
5.6

million at September 30, 2021 and $
6.9
million at December 31, 2020, and is reported separately in Other Assets.
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
Loan Purchase and Sales
.

The Company will periodically purchase newly originated 1-4 family real estate secured adjustable rate
loans from Capital City Home Loans (“CCHL”), a related party.

Residential loan purchases from CCHL totaled $
72.7

million for the
nine month period ended September 30, 2021, and were not credit impaired.

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months

Ended
September 30, 2021
Beginning Balance $
1,972
$
2,759
$
7,569
$
4,353
$
2,457
$
3,065
$
22,175
Provision for Credit Losses
178
517
(1,588)
(433)
(131)
911
(546)
Charge-Offs
(37)
-
(405)
(17)
(15)
(1,314)
(1,788)
Recoveries

66
10
169
401
46
967
1,659
Net (Charge-Offs) Recoveries
29
10
(236)
384
31
(347)
(129)
Ending Balance $
2,179
$
3,286
$
5,745
$
4,304
$
2,357
$
3,629
$
21,500
Nine Months Ended

September 30, 2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
Provision for Credit Losses
(192)
797
(1,719)
(1,768)
(900)
740
(3,042)
Charge-Offs
(138)
-
(405)
(88)
(94)
(3,040)
(3,765)
Recoveries
305
10
840
720
240
2,376
4,491
Net (Charge-Offs) Recoveries
167
10
435
632
146
(664)
726
Ending Balance $
2,179
$
3,286
$
5,745
$
4,304
$
2,357
$
3,629
$
21,500
Three Months Ended
September 30, 2020
Beginning Balance $
2,468
$
1,955
$
6,640
$
5,440
$
2,753
$
3,201
$
22,457
Provision for Credit Losses
(195)
161
616
(344)
196
831
1,265
Charge-Offs
(137)
-
(17)
(1)
(58)
(1,069)
(1,282)
Recoveries

74
-
30
35
41
517
697
Net Charge-Offs
(63)
-
13
34
(17)
(552)
(585)
Ending Balance $
2,210
$
2,116
$
7,269
$
5,130
$
2,932
$
3,480
$
23,137
Nine Months Ended

September 30, 2020
Beginning Balance $
1,675
$
370
$
3,416
$
3,128
$
2,224
$
3,092
$
13,905
Impact of Adopting ASC 326
488
302
1,458
1,243
374
(596)
3,269
Provision for Credit Losses
544
1,444
2,132
745
337
2,668
7,870
Charge-Offs
(685)
-
(28)
(112)
(141)
(3,810)
(4,776)
Recoveries
188
-
291
126
138
2,126
2,869
Net Charge-Offs
(497)
-
263
14
(3)
(1,684)
(1,907)
Ending Balance $
2,210
$
2,116
$
7,269
$
5,130
$
2,932
$
3,480
$
23,137
For the nine month period ended September 30, 2021, the allowance for

HFI loans decreased by $
2.3

million and reflected a negative
provision of $
3.0

million and net loan recoveries of $
0.7

million.

The negative provision generally reflected improving economic conditions (primarily a lower rate of unemployment and its potential effect on rates of default), favorable problem loan migration, and
strong net loan recoveries.

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
September 30, 2021
Commercial, Financial and Agricultural $
499
$
36
$
-
$
535
$
218,353
$
41
$
218,929
Real Estate – Construction

-
-
-
-
177,443
-
177,443
Real Estate – Commercial Mortgage

364
-
-
364
683,015
-
683,379
Real Estate – Residential

735
177
-
912
359,861
1,977
362,750
Real Estate – Home Equity

76
19
-
95
186,581
966
187,642
Consumer

1,196
258
-
1,454
309,786
42
311,282
Total $
2,870
$
490
$
-
$
3,360
$
1,935,039
$
3,026
$
1,941,425
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
September 30, 2021 December 31, 2020
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With With No 90 + Days With With No 90 + Days
(Dollars in Thousands) ACL ACL Still Accruing ACL ACL Still Accruing
Commercial, Financial and Agricultural $
41
$
-
$
-
$
161
$
-
$
-
Real Estate – Construction

-

-
-
179
-
-
Real Estate – Commercial Mortgage

-

-
-
337
1,075
-
Real Estate – Residential

1,061

916
-
1,617
1,513
-
Real Estate – Home Equity

503

463
-
695
-
-
Consumer

42

-
-
294
-
-
Total Nonaccrual

Loans
$
1,647
$
1,379
$
-
$
3,283
$
2,588
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

September 30, 2021 December 31, 2020
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
-
Real Estate – Commercial Mortgage
-
-
3,900
-
Real Estate – Residential
1,891
-
3,022
-
Real Estate – Home Equity

665

-

219

-
Consumer

-

-

-

29
Total Collateral Dependent

Loans
$
2,556
$
-
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
.

At September 30, 2021 and December 31, 2020, the Company had $
1.4
million and $
1.6

million, respectively, in

1-4 family residential real estate loans for which formal foreclosure proceedings were in
process.
Troubled

Debt Restructurings (“TDRs”).

At September 30, 2021, the Company had $
8.5

million in TDRs, of which $
7.9

million were
performing in accordance with the modified terms.

At December 31, 2020 the Company had $
14.3

million in TDRs, of which $
13.9
million were performing in accordance with modified terms.

For TDRs, the Company estimated $
0.3

million and $
0.6

million of
credit loss reserves at September 30, 2021 and December 31, 2020, respectively.
The modifications made to TDRs involved either an extension of the loan term, a principal moratorium,

a reduction in the interest rate,
or a combination thereof.

For the three months ended September 30, 2021 and September 30, 2020, there were
no

loans modified.

For the nine month period ended September 30, 2021, there were three

loans modified with a recorded investment of $
0.6

million.

For
the nine month period ended September 30, 2020, there were
three

loans modified with a recorded investment of $
0.2

million.

For the three and nine month period ended September 30, 2021,

there were
no

loans classified as TDRs, for which there was a
payment default and the loans were modified within the 12 months prior to default.

For the three and nine month period ended
September 30, 2020, there were
no

loans classified as TDRs, for which there was a payment default and the loans were modified
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

Loans by Origination Year
Revolving
(Dollars in Thousands)
2021 2020 2019 2018 2017 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
51,866
$
38,453
$
34,226
$
22,539
$
10,376
$
14,072
$
46,969
$
218,501
Special Mention
-
-
70
12
-
49
-
131
Substandard

-

10

-

204

6

77

-

297
Total
$
51,866
$
38,463
$
34,296
$
22,755
$
10,382
$
14,198
$
46,969
$
218,929
Real Estate -
Construction:
Pass $
75,222
$
72,664
$
23,588
$
429
$
132
$
-
$
5,408
$
177,443
Total
$
75,222
$
72,664
$
23,588
$
429
$
132
$
-
$
5,408
$
177,443
Real Estate -
Commercial Mortgage:
Pass $
139,623
$
142,833
$
87,251
$
103,059
$
67,392
$
97,842
$
19,690
$
657,690
Special Mention
-
454
1,552
9,727
431
5,423
-
17,587
Substandard

1,520

585

3,517

-

1,266

990

224

8,102
Total
$
141,143
$
143,872
$
92,320
$
112,786
$
69,089
$
104,255
$
19,914
$
683,379
Real Estate - Residential:
Pass $
105,611
$
72,091
$
44,393
$
29,792
$
28,447
$
66,748
$
8,538
$
355,620
Special Mention
-
136
20
122
169
419
-
866
Substandard

1,290

441

1,051

812

221

2,373

76

6,264
Total

$
106,901
$
72,668
$
45,464
$
30,726
$
28,837
$
69,540
$
8,614
$
362,750
Real Estate - Home
Equity:
Performing $
99
$
56
$
452
$
176
$
749
$
1,756
$
183,388
$
186,676
Nonperforming

-

-

-

-

-

33

933

966
Total

$
99
$
56
$
452
$
176
$
749
$
1,789
$
184,321
$
187,642
Consumer:
Performing $
136,780
$
73,778
$
45,252
$
31,530
$
13,377
$
4,666
$
5,857
$
311,240
Nonperforming
-
-
17
24
-
1
-
42
Total $
136,780
$
73,778
$
45,269
$
31,554
$
13,377
$
4,667
$
5,857
$
311,282

NOTE 4 – MORTGAGE BANKING ACTIVITIES
The Company’s mortgage

banking activities at its subsidiary,

CCHL, include mandatory delivery loan sales, forward sales contracts used to manage residential loan pipeline price risk, utilization of warehouse lines to fund secondary market residential loan closings, and residential mortgage servicing.

For the nine month period of 2020, information provided below reflects CCHL activities for the
period March 1, 2020 to September 30, 2020 and CCB legacy residential real estate activities for the period January 1, 2020 to March
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
September 30, 2021 December 31, 2020
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
74,491
$
77,036
$
109,831
$
114,039
Residential Mortgage Loan Commitments ("IRLCs") (1)
87,062
1,717
147,494
4,825
Forward Sales Contracts (2)
102,500
451
158,500
(907)
$
79,204
$
117,957
(1) Recorded in other assets at fair value
(2)
Recorded in other assets and other liabilities at fair value at September 30, 2021 and December 31, 2020, respectively
The Company had
no

residential mortgage loans held for sale that were 90 days or more outstanding or on nonaccrual at September
30, 2021 and had $
0.6

million at December 31, 2020.

Mortgage banking revenue was as follows:
Three Months Ended Nine Months Ended

September 30,

September 30,
(Dollars in Thousands) 2021 2020 2021 2020
Net realized gains on sales of mortgage loans $
12,132
$
21,423
$
40,089
$
39,410
Net change

in unrealized gain on mortgage loans held for sale
(165)
1,499
(1,663)
3,329
Net change in the fair value of mortgage loan commitments (IRLCs)
(806)
691
(3,108)
3,833
Net change in the fair value of forward sales contracts
540
560
1,358
791
Pair-Offs on net settlement of forward sales contracts
(636)
(3,049)
2,199
(7,445)
Mortgage servicing rights additions
205
763
845
2,813
Net origination fees
1,013
1,096
2,905
2,902
Total mortgage banking

revenues
$
12,283
$
22,983
$
42,625
$
45,633

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) September 30, 2021 December 31, 2020
Number of residential mortgage loans serviced for others
2,028
1,796
Outstanding principal balance of residential mortgage loans serviced for others
$
505,321
$
456,135
Weighted average

interest rate
3.62%
3.64%
Remaining contractual term (in months)
316
321
Conforming conventional loans serviced by the Company are sold to FNMA on a non-recourse basis, whereby foreclosure losses are
generally the responsibility of FNMA and not the Company.

The government loans serviced by the Company are secured through
GNMA, whereby the Company is insured against loss by the Federal Housing

Administration or partially guaranteed against loss by
the Veterans

Administration.

At September 30, 2021, the servicing portfolio balance consisted of the following loan types: FNMA
(
60
%), GNMA (
9
%), and private investor (
31
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had $
3.0

million and $
4.9

million in delinquent residential mortgage loans currently in GNMA pools serviced by the
Company at September 30, 2021 and December 31, 2020, respectively.

The right to repurchase these loans and the corresponding
liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

For the three month period ended September 30, 2021, the Company did
no
t repurchase any delinquent residential loans currently in
GNMA pools.

For the nine month period ended September 30, 2021, the Company repurchased

$
2.2

million of GNMA delinquent or
defaulted mortgage loans with the intention to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2021 2020 2021 2020
Beginning balance $
3,710
$
2,862
$
3,452
$
910
Additions due to loans sold with servicing retained
205
763
845
2,813
Deletions and amortization
(351)
(277)
(983)
(375)
Valuation

allowance reversal
-
-
250
-
Ending balance $
3,564
$
3,348
$
3,564
$
3,348
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three or nine month periods ended
September 30, 2021 and September 30, 2020.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:
September 30, 2021 December 31, 2020
Minimum Maximum Minimum Maximum
Discount rates
11.00%
15.00%
11.00%
15.00%
Annual prepayment speeds
13.53%
23.82%
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
17.34
% at September 30, 2021 and
17.10
% at December 31, 2020.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
September 30, 2021.

Amounts
(Dollars in Thousands) Outstanding
$
25

million warehouse line of credit agreement expiring
October 2021
.

Interest is at LIBOR plus
2.25%
, with a
floor rate of
3.50%
.

A cash pledge deposit of $
0.1

million is required by the lender.

(1)
$
6,526
$
75

million master repurchase agreement without defined expiration.

Interest is at the LIBOR plus
2.24%

to
3.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
21,942
$
50

million warehouse line of credit agreement expiring in
September 2021
.

Interest is at the LIBOR plus
2.75%
, with a floor rate of
3.25%
.

(2)
19,376
Total Warehouse

Borrowings
$
47,844

(1)
The Company does not intend to renew when the warehouse line expires.

(2)
In October 2021, the warehouse line was renewed through November 30,

2021.

Warehouse

line borrowings are classified as short-term borrowings.

At September 30, 2021, the Company had mortgage loans held
for sale pledged as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also
contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum
liquid assets, maximum debt to net worth ratio and positive net income,

as defined in the agreements.

The Company was in
compliance with all significant debt covenants

at September 30, 2021.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the Consolidated Statement of

Financial Condition.

The balance of this line of credit at
September 30, 2021 was $
27.0

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at September 30, 2021 were designed as a cash flow hedge for subordinated debt.

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
.
Notional
Fair

Balance Sheet Weighted Average
(Dollars in Thousands)

Amount
Value Location

Maturity (Years)
September 30, 2021
Interest rate swaps related to subordinated debt $
30,000
$
1,952
Other Assets
8.8
December 31, 2020
Interest rate swaps related to subordinated debt $
30,000
$
574
Other Assets
9.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related to the cash
flow derivative instruments (interest rate swaps related to subordinated debt) for the three and nine month periods ended September
30, 2021 and September 30, 2020.
Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) in AOCI Category from AOCI to Income
Three months ended September 30, 2021 $
128

Interest Expense $
(41)
Three months ended September 30, 2020
129

Interest Expense
(28)
Nine months ended September 30, 2021 $
1,029

Interest Expense $
(111)
Nine months ended September 30, 2020
21

Interest Expense
(31)
The Company estimates there will be approximately $
0.2

million reclassified as an increase to interest expense within the next 12 months.
The Company had a collateral liability of $
2.0

million and $
0.5

million at September 30, 2021 and December 31, 2020, respectively.
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

At September 30, 2021, the
operating lease ROU assets and liabilities were $
11.9

million and $
12.5

million, respectively.

The Company does not have any
finance leases or any significant lessor agreements.
The table below summarizes our lease expense and other information related to the Company’s operating leases.
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2021 2020 2021 2020
Operating lease expense $
369
$
273
$
1,075
$
695
Short-term lease expense
181
145
490
378
Total

lease expense
$
550
$
418
$
1,565
$
1,073
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
410
$
271
$
1,197
$
695
Right-of-use assets obtained in exchange for new operating lease liabilities
269
85
784
5,206
Weighted average

remaining lease term — operating leases (in years)
25.0
15.4
25.0
15.4
Weighted average

discount rate — operating leases
2.0%
2.3%
2.0%
2.3%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) September 30, 2021
2021 $
413
2022
1,499
2023
1,129
2024
1,088
2025
911
2026 and thereafter
11,199
Total $
16,239
Less: Interest
(3,720)
Present Value

of Lease liability
$
12,519
At September 30, 2021, the Company had additional operating lease payments for
two

banking offices that have not yet commenced
totaling $
4.8

million based on the initial contract term of
15 years
.

Payments for the banking offices are expected to commence after the construction period ends, which is expected to occur during the second quarter of 2022 and the third quarter of 2022.

A related party is the lessor in an operating lease with the Company.

The Company’s minimum payment

is $
0.2

million annually
through 2024, for an aggregate remaining obligation of $
0.6

million at September 30, 2021.
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
1,743
$
1,457
$
5,229
$
4,371
Interest Cost
1,221
1,400
3,664
4,212
Expected Return on Plan Assets
(2,787)
(2,748)
(8,361)
(8,245)
Prior Service Cost Amortization
4
4
11
11
Net Loss Amortization
1,691
974
5,073
2,959
Settlement Loss
500
-
2,500
-
Special Termination

Charge
-
-
-
61
Net Periodic Benefit Cost $
2,372
$
1,087
$
8,116
$
3,369
Discount Rate
2.88%
3.53%
2.88%
3.53%
Long-term Rate of Return on Assets
6.75%
7.00%
6.75%
7.00%
In the second quarter of 2021, lump sum payments made under the Company’s defined benefit pension plan triggered settlement
accounting.

In accordance with the applicable accounting guidance for defined benefit plans, the Company recorded a settlement
losses of $
2.0

million in the second quarter of 2021 and $
0.5

million in the third quarter of 2021.

The components of the net periodic benefit cost for the Company's SERP and SERP II were as follows:
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2021 2020 2021 2020
Service Cost $
9
$
10
$
27
$
21
Interest Cost
61
83
183
238
Prior Service Cost Amortization
69
109
157
218
Net Loss Amortization
243
93
683
410
Net Periodic Benefit Cost $
382
$
295
$
1,050
$
887
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
September 30, 2021 December 31, 2020
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
214,666
$
535,695
$
750,361
$
160,372
$
596,572
$
756,944
Standby Letters of Credit

5,652

-

5,652
6,550

-

6,550
Total $
220,318
$
535,695
$
756,013
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
(Dollars in Thousands) 2021 2020 2021 2020
Beginning Balance $
2,587
$
1,033
$
1,644
$
157
Impact of Adoption of ASC 326
-
-
-
876
Provision for Credit Losses
530
434
1,473
434
Ending Balance $
3,117
$
1,467
$
3,117
$
1,467
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
206,000
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

At least annually, the Company
will validate prices supplied by the independent pricing service by compari ng them to prices obtained from an independent third-party
source.
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

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
September 30, 2021
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
164,047
$
-
$
-
$
164,047
U.S. Government Agency
-
250,472
-
250,472
States and Political Subdivisions
-
43,546
-
43,546
Mortgage-Backed Securities
-
97,207
-
97,207
Corporate Debt Securities
-
83,777
-
83,777
Equity Securities (1)
-
6,795
-
6,795
Loans Held for Sale
-
77,036
-
77,036
Interest Rate Swap Derivative
-
1,952
-
1,952
Mortgage Banking Hedge Derivative
-
451
-
451
Mortgage Banking IRLC Derivative
-
-
1,717
1,717
Mortgage Servicing Rights
-
-
3,830
3,830
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
Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
26.2
million and $
38.6

million, respectively,

for the nine month period ending September 30, 2021 and $
34.0

million and $
40.3

million,
respectively, for the

period March 1, 2020 to September 30, 2020.

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

Collateral-dependent loans had a carrying value of $
2.6

million with a valuation allowance of $
0.1

million at September 30,
2021 and $
7.1

million and $
0.1

million, respectively,

at December 31, 2020.

Other Real Estate Owned
.

During the first nine months of 2021, certain foreclosed assets, upon initial recognition,

were measured and
reported at fair value through a charge-off to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At September 30, 2021, there was
no

valuation allowance for loan servicing
rights.

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

September 30, 2021
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
73,132
$
73,132
$
-
$
-
Short-Term Investments
708,988
708,988
-
-
Investment Securities, Available

for Sale
645,844
164,047
481,797
-
Investment Securities, Held to Maturity
341,228
115,555
228,730
-
Equity Securities (1)
3,588
-
3,588
-
Loans Held for Sale
77,036
-
77,036
-
Interest Rate Swap Derivative
1,952
-
1,952
-
Mortgage Banking Hedge Derivative
451
-
451
-
Mortgage Banking IRLC Derivative
1,717
-
-
1,717
Mortgage Servicing Rights
3,564
-
-
3,830
Loans, Net of Allowance for Credit Losses $
1,919,925
$
-
$
-
$
1,919,442
LIABILITIES:
Deposits $
3,465,962
$
-
$
3,327,728
$
-
Short-Term

Borrowings
51,410
-
51,410
-
Subordinated Notes Payable
52,887
-
42,359
-
Long-Term Borrowings
1,610
-
1,681
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

Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive
(Dollars in Thousands)

for Sale

Swap

Plans

Loss
Balance as of January 1, 2021 $
2,700

$
428

$
(47,270)

$
(44,142)
Other comprehensive (loss) income during the period

(3,249)

1,029

1,635

(585)
Balance as of September 30, 2021 $
(549)

$
1,457

$
(45,635)

$
(44,727)
Balance as of January 1, 2020 $
864

$
-

$
(29,045)

$
(28,181)
Other comprehensive income during the period

2,429

39

-

2,468
Balance as of September 30, 2020 $
3,293

$
39

$
(29,045)

$
(25,713)

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

See Note 1 – Business and Basis of Presentation.

RESPONSE TO COVID-19 PANDEMIC
At this time, all of our banking offices have returned to normal banking hours and lobby services and some back-office associates
work remotely while others have returned to an office.

Although the ongoing global and local responses to the COVID-19 pandemic continue to impact our clients and associates as they adjust to the changing conditions presented by the pandemic, we continue to
closely monitor COVID-19 and adjust our operations, as needed.

In addition, we have set a date (November 22, 2021) to comply with a recent U.S. presidential directive to OSHA to have associates vaccinated against COVID-19 or be tested weekly.

NON-GAAP FINANCIAL MEASURES
We present a tangible

common equity ratio and a tangible book value per diluted share that, in each case,

reduces shareowners’ equity
and total assets by the amount of goodwill and other identifiable intangi ble assets resulting from merger and acquisition activity.

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
2021 2020 2019
(Dollars in Thousands, except per share data) Third Second First Fourth Third Second First Fourth
Shareowners' Equity (GAAP) $ 348,868 $ 335,880 $ 324,426 $ 320,837 $ 339,425 $ 335,057 $ 328,507 $ 327,016
Less: Goodwill and Other Intangibles (GAAP) 93,293 93,333 89,095 89,095 89,095 89,095 89,275 84,811
Tangible Shareowners' Equity (non-GAAP)
A
255,575 242,547 235,331 231,742 250,330 245,962 239,232 242,205
Total Assets (GAAP) 4,048,733 4,011,459 3,929,884 3,798,071 3,587,041 3,499,524 3,086,523 3,088,953
Less: Goodwill and Other Intangibles (GAAP) 93,293 93,333 89,095 89,095 89,095 89,095 89,275 84,811
Tangible Assets (non-GAAP)
B
$ 3,955,440 $ 3,918,126 $ 3,840,789 $ 3,708,976 $ 3,497,946 $ 3,410,429 $ 2,997,248 $ 3,004,142
Tangible Common

Equity Ratio (non-GAAP)
A/B
6.46% 6.19% 6.13% 6.25% 7.16% 7.21% 7.98% 8.06%
Actual Diluted Shares Outstanding (GAAP)
C
16,911,715 16,901,375 16,875,719 16,844,997 16,800,563 16,821,743 16,845,462 16,855,161
Diluted Tangible Book Value

(non-GAAP)

A/C
15.11 14.35 13.94 13.76 14.90 14.62 14.20 14.37

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
(Dollars in Thousands, Except 2021 2020 2019
Per Share Data) Third Second First Fourth Third Second First Fourth
Summary of Operations :
Interest Income $ 28,520 $ 26,836 $ 25,446 $ 26,154 $ 26,166 $ 26,512 $ 27,365 $ 28,008
Interest Expense 848 856 948 1,181 1,044 1,054 1,592 1,754
Net Interest Income 27,672 25,980 24,498 24,973 25,122 25,458 25,773 26,254
Provision for Credit Losses - (571) (982) 1,342 1,308 2,005 4,990 (162)
Net Interest Income After

Provision for Credit Losses
27,672 26,551 25,480 23,631 23,814 23,453 20,783 26,416
Noninterest Income 26,574 26,473 29,826 30,523 34,965 30,199 15,478 13,828
Noninterest Expense (1) 39,702 42,123 40,476 41,348 40,342 37,303 30,969 29,142
Income

Before

Income Taxes
14,544 10,901 14,830 12,806 18,437 16,349 5,292 11,102
Income Tax Expense 2,949 2,059 2,787 2,833 3,165 2,950 1,282 2,537
(Income) Loss Attributable to NCI (1,504) (1,415) (2,537) (2,227) (4,875) (4,253) 277 -
Net Income Attributable to CCBG
10,091 7,427 9,506 7,746 10,397 9,146 4,287 8,565
Net Interest Income (FTE) $ 27,750 $ 26,064 $ 24,607 $ 25,082 $ 25,233 $ 25,564 $ 25,877 $ 26,378

Per Common Share :
Net Income Basic $ 0.60 $ 0.44 $ 0.56 $ 0.46 $ 0.62 $ 0.55 $ 0.25 $ 0.51
Net Income Diluted 0.60 0.44 0.56 0.46 0.62 0.55 0.25 0.51
Cash Dividends Declared 0.16 0.15 0.15 0.15 0.14 0.14 0.14 0.13
Diluted Book Value 20.63 19.87 19.22 19.05 20.20 19.92 19.50 19.40
Diluted Tangible Book Value (2) 15.11 14.35 13.94 13.76 14.90 14.62 14.20 14.37
Market Price:

High
26.10 27.39 28.98 26.35 21.71 23.99 30.62 30.95

Low
22.02 24.55 21.42 18.14 17.55 16.16 15.61 25.75

Close
24.74 25.79 26.02 24.58 18.79 20.95 20.12 30.50

Selected Average Balances :
Loans Held for Investment $ 1,974,132 $ 2,036,781 $ 2,044,363 $ 1,993,470 $ 2,005,178 $ 1,982,960 $ 1,847,780 $ 1,834,085
Earning Assets 3,693,123 3,623,910 3,497,929 3,337,409 3,223,838 3,016,772 2,751,880 2,694,700
Total Assets 4,026,613 3,956,349 3,821,521 3,652,436 3,539,332 3,329,226 3,038,788 2,982,204
Deposits 3,447,688 3,387,352 3,239,508 3,066,136 2,971,277 2,783,453 2,552,690 2,524,951
Shareowners’ Equity 341,460 329,040 326,330 343,674 340,073 333,515 331,891 326,904
Common Equivalent Average Shares:

Basic
16,875 16,858 16,838 16,763 16,771 16,797 16,808 16,750

Diluted
16,909 16,885 16,862 16,817 16,810 16,839 16,842 16,834
Performance Ratios:
Return on Average Assets

0.99% 0.75% 1.01% 0.84% 1.17% 1.10% 0.57% 1.14%
Return on Average Equity 11.72 9.05 11.81 8.97 12.16 11.03 5.20 10.39
Net Interest Margin (FTE) 2.98 2.89 2.85 3.00 3.12 3.41 3.78 3.89

Noninterest Income as % of

Operating Revenue
48.99 50.47 54.90 55.00 58.19 54.26 37.52 34.50
Efficiency Ratio 73.09 80.18 74.36 74.36 67.01 66.90 74.89 72.48

Asset Quality:
Allowance for Credit Losses ("ACL") $ 21,500 $ 22,175

$
22,026 $ 23,816 $ 23,137 $ 22,457 $ 21,083 $ 13,905
ACL to Loans HFI 1.11% 1.10% 1.07% 1.19% 1.16% 1.11% 1.13% 0.75%
Nonperforming Assets (“NPAs”) 3,218 6,302 5,472 6,679 6,732 8,025 6,337 5,425

NPAs to Total

Assets
0.08 0.16 0.14 0.18 0.19 0.23 0.21 0.18
NPAs to Loans HFI plus OREO 0.17 0.31 0.27 0.33 0.34 0.40 0.34 0.29
ACL to Non-Performing Loans 710.39 433.93 410.78 405.66 420.30 322.37 432.61 310.99
Net Charge-Offs to Average

Loans HFI
0.03 (0.07) (0.10) 0.09 0.11 0.05 0.23 0.05
Capital Ratios:
Tier 1 Capital 15.69% 15.44% 16.08% 16.19% 16.77% 16.59% 16.12% 17.16%
Total Capital 16.70 16.48 17.20 17.30 17.88 17.60 17.19 17.90
Common Equity Tier 1 13.45 13.14 13.63 13.71 14.20 14.01 13.55 14.47
Leverage 9.05 8.84 8.97 9.33 9.64 10.12 10.81 11.25

Tangible Common Equity (2) 6.46 6.19 6.13 6.25 7.16 7.21 7.98 8.06

(1)
Includes partial pension settlement charges of

$0.5 million, or $0.02/share, for the third

quarter of 2021 and $2.0 million (pre-tax), or

$0.10/share (after-tax) for the second quarter

of 2021.
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 30.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.

Net income of $10.1 million, or $0.60 per diluted share, for the third quarter of 2021 compared to net income
of $7.4 million, or $0.44 per diluted share, for the second quarter of 202

1, and $10.4 million, or $0.62 per diluted share, for the third quarter of 2020.

For the first nine months of 2021, net income totaled $27.0 million, or $1.60 per diluted share, compared to net
income of $23.8 million, or $1.42 per diluted share, for the same period of 2020.

Net income for 2021 included partial pre-tax pension
settlement charges totaling $2.5 million (3Q - $0.5 million

and 2Q - $2.0 million), or $0.12 per diluted share (after tax).
Net Interest Income.

Tax-equivalent net

interest income for the third quarter of 2021

was $27.7 million compared to $26.1 million for
the second quarter of 2021 and $25.2 million for the third quarter of 2020.

For the first nine months of 2021, tax-equivalent net
interest income totaled $78.4 million compared to $76.7 million for the same period of 2020.

Higher SBA PPP fees/interest and a
better earning asset mix drove the improvement over the second quarter of 2021.

For the nine month period, the increase generally
reflected higher SBA PPP loan fees/interest and lower interest expense, partially offset by lower rates earned on investment securities
and variable/adjustable rate loans.
Provision and Allowance for Credit

Losses.

A provision for credit losses was not recorded for the third quarter of 2021.

This
compares to a negative provision of $0.6 million for the second quarter of 2021 and provision expense of $1.3 million for the third
quarter of 2020.

For the first nine months of 2021, we recorded a negative provision of $1.6 million compared

to provision expense of
$8.3 million for the same period of 2020.

The negative provision for the first nine months of 2021 generally reflected improving economic conditions,

favorable loan migration and strong net loan recoveries totaling $0.7 million.
Noninterest Income.

Noninterest income for the third quarter of 2021 totaled $26.6 million compared to $26.5 million for the second
quarter of 2021 and $35.0 million for the third quarter of 2020.

The slight increase over the second quarter of 2021 was primarily due to higher deposit fees of $0.8 million and wealth management fees of

$0.3 million, partially offset by lower mortgage banking
revenues of $0.9 million.

For the first nine months of 2021, noninterest income totaled $82.9 million compared to $80.6 million for
the same period of 2020 with the increase driven by higher wealth management fees of $2.0 million, bank card fees of $1.8 million,
deposit fees of $0.5 million, and other income of $0.9 million (primarily loan servicing income at CCHL), partially offset by lower
mortgage banking revenues of $3.0 million.

Noninterest Expense.

Noninterest expense for the third quarter of 2021 totaled $39.7 million compared to $42.1 million for the second
quarter of 2021 and $40.3 million for the third quarter of 2020.

The $2.4 million decrease from the second quarter of 2021 reflected a pension settlement charge of $2.0 million in the second quarter of

2021 versus $0.5 million in the third quarter of 2021.

In addition,
OREO expense declined by $0.9 million due to a gain on the sale of a banking office in the third quarter of 2021.

For the first nine
months of 2021, noninterest expense totaled $122.3 million compared to $108.6 million for the same period of 2020.

The $13.7
million increase was attributable to the addition of expenses at CCHL (acquired

March 1, 2020) of $6.7 million as well as higher
expenses at the core bank totaling $7.0 million driven primarily by partial pension settlement charges of $2.5 million, annual merit raises, debit card processing costs (volume related),

and professional fees, and FDIC insurance.

Financial Condition
Earning Assets.

Average earning assets were

$3.693 billion for the third quarter of 2021, an increase of $69.2 million,

or 1.9%, over
the second quarter of 2021, and an increase of $355.7 million, or 10.7% over the fourth quarter of 2020.

The increase over both prior
periods was primarily driven by higher deposit balances, which funded growth in the investment portfolio.

Deposit balances increased
as a result of strong core deposit growth, in addition to funding retained at the bank from SBA PPP loans, and various other stimulus
programs.

Loans
.

Average loans held for investment

(“HFI”) decreased $62.6 million, or 3.1%, from the second quarter of

2021 and $19.3
million, or 1.0%, from the fourth quarter of 2020.

Excluding SBA PPP loans, average loans increased $34.9 million and $125.2 million and period end loans increased $5.1 million and $102.8 million, respectively, over the

prior periods. Compared to the second
quarter of 2021, the increase in period end loans reflected growth in construction and indirect loans, partially offset by a decline in
commercial real estate.

Compared to the fourth quarter of 2020, we realized growth in construction, residential,

commercial real
estate and indirect loans.

Credit Quality
.

Nonaccrual loans totaled $3.0 million (0.16% of HFI loans) at September 30, 2021 compared to $5.1 million (0.25%
of HFI loans) at June 30, 2021 and $5.9 million (0.29% of HFI loans) at

December 31, 2020.

Classified loans totaled $16.3 million,
$19.4 million, and $17.6

million at the same respective periods.

Deposits
.

Average total

deposits increased $60.3 million, or 1.8%, over the second quarter of 2021,

and

$381.6 million, or 12.4%,
over the fourth quarter of 2020.

Over the past 12 months, multiple government stimulus programs have been implemented, including
the CARES Act and the American Rescue Plan Act, which are responsible for a large portion of this growth.

Capital
.

At September 30, 2021, we were well-capitalized with a total risk-based capital ratio of 16.70% and a tangible common
equity ratio (a non-GAAP financial measure) of 6.46% compared to

16.48% and 6.19%, respectively,

at June 30, 2021 and 17.30%
and 6.25%, respectively,

at December 31, 2020.

At September 30, 2021, all of our regulatory capital ratios exceeded the threshold to
be well-capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.

Three Months Ended Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands, except per share data) 2021 2021 2020 2021 2020
Interest Income $ 28,520 $ 26,836 $ 26,166 $ 80,802 $ 80,043
Taxable Equivalent Adjustments 78 84 111 270 321
Total Interest Income (FTE) 28,598 26,920 26,277 81,072 80,364
Interest Expense 848 856 1,044 2,652 3,690
Net Interest Income (FTE) 27,750 26,064 25,233 78,420 76,674
Provision for Credit Losses - (571) 1,308 (1,553) 8,303
Taxable Equivalent Adjustments 78 84 111 270 321
Net Interest Income After Provision for Credit Losses 27,672 26,551 23,814 79,703 68,050
Noninterest Income 26,574 26,473 34,965 82,873 80,642
Noninterest Expense 39,702 42,123 40,342 122,301 108,614
Income Before Income Taxes 14,544 10,901 18,437 40,275 40,078
Income Tax Expense 2,949 2,059 3,165 7,795 7,397
Pre-Tax Income Attributable to Noncontrolling

Interest
(1,504) (1,415) (4,875) (5,456) (8,851)
Net Income Attributable to Common Shareowners $ 10,091 $ 7,427 $ 10,397 $ 27,024 $ 23,830

Basic Net Income Per Share $ 0.60 $ 0.44 $ 0.62 $ 1.60 $ 1.42
Diluted Net Income Per Share $ 0.60 $ 0.44 $ 0.62 $ 1.60 $ 1.42
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

I on page 43.
Tax-equivalent net

interest income for the third quarter of 2021 totaled $27.7 million compared to $26.1 million for the second quarter
of 2021 and $25.2 million for the third quarter of 2020.

Compared to the second quarter of 2021, the increase reflected higher loan
fees of $1.3 million (SBA PPP loan fees increased $1.0 million) and higher investment securities income of $0.3 million, which
reflected deployment of excess overnight funds into the investment portfolio.

Also, as compared to the second quarter of 2021, lower
loan interest income from SBA PPP loans was offset by loan interest income from growth in non-SBA PPP loans.

Compared to the
third quarter of 2020, the increase was primarily attributable to higher SBA PPP loan fees of $2.5

million.

For the first nine months of
2021, tax-equivalent net interest income totaled $78.4 million compared to $76.7 million for the same period of 2020.

The increase
generally reflected higher SBA PPP loan fees/interest and lower interest expense,

partially offset by lower rates earned on investment
securities and variable/adjustable rate loans.
Our net interest margin for the third quarter of 2021 was 2.98%, an increase of nine basis points over the second quarter of 2021 and a
decrease of 14 basis points from the third quarter of 2020.

Compared to the second quarter of 2021, the increase was primarily driven by higher SBA PPP loan fees/interest.

Compared to the third quarter of 2020, the decrease was primarily attributable to growth in
earning assets (driven by deposit inflows), which negatively impacted our margin percentage.

For the first nine months of 2021, the
net interest margin decreased 51 basis points to 2.91%,

which generally reflected growth in earning assets.

Our net interest margin for
the third quarter of 2021, excluding the impact of overnight funds in excess of $200 million, was 3.50%.

Due to highly competitive fixed-rate loan pricing in our markets, we continue to review our loan pricing and make adjustments where
we believe appropriate and prudent.

Provision for Credit Losses
We did not

record a provision for credit losses for the third quarter of 2021.

This compares to a negative provision of $0.6 million for
the second quarter of 2021 and provision expense of $1.3 million for the third quarter of 2020.

For the first nine months of 2021, we
recorded a negative provision of $1.6 million compared to provision expense of $8.3 million for the same period of 2020.
The negative provision for the first nine months of 2021 generally reflected improving economic conditions and strong net loan
recoveries totaling $0.7

million.

We discuss the allowance

for credit losses further below.

For more information on charge-offs and
recoveries, see Note 3 – Loans Held for Investment and Allowance for

Credit Losses.
Noninterest Income
Noninterest income for the third quarter of 2021 totaled $26.6 million compared to $26.5 million for the second quarter of 2021 and
$35.0 million for the third quarter of 2020.

The slight increase over the second quarter of 2021 was primarily due to higher deposit fees of $0.8 million and wealth management fees of $0.3 million, partially offset by lower mortgage banking revenues of $0.9 million.

The $8.4 million decrease from the third quarter of 2020 was primarily attributable to lower mortgage banking revenues at CCHL of
$10.7 million, partially offset by higher deposit fees

of $0.8 million, wealth management fees of $0.8 million, and bank card fees of
$0.4 million.

For the first nine months of 2021, noninterest income totaled $82.9 million compared to $80.6 million for the same
period of 2020 with the increase driven by higher wealth management fees of $2.0 million, bank card fees of $1.8 million, deposit fees of $0.5 million, and other income of $0.9 million (primarily loan servicing income at CCHL), partially offset by lower mortgage
banking revenues of $3.0 million.

Noninterest income represented 49.0% of operating revenues (net interest income plus noninterest income) in the third quarter of 2021 compared to 50.5% in the second quarter of 2021 and 58.2% in the third quarter of 2020.

For the first nine months of 2021,
noninterest income represented 51.5% of operating revenues compared to 51.4% for the same period of 2020.

The table below reflects the major components of noninterest income.

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2021 2021 2020 2021 2020
Deposit Fees $ 5,075 $ 4,236 $ 4,316 $ 13,582 $ 13,087
Bank Card Fees 3,786 3,998 3,389 11,402 9,582
Wealth Management

Fees
3,623 3,274 2,808 9,987 7,966
Mortgage Banking Revenues 12,283 13,217 22,983 42,625 45,633
Other 1,807 1,748 1,469 5,277 4,374
Total

Noninterest Income
$ 26,574 $ 26,473 $ 34,965 $ 82,873 $ 80,642
Significant components of noninterest income are discussed in more detail below.
Mortgage Banking Revenues.
Mortgage banking revenues totaled $12.3 million for the third quarter of 2021 compared to $13.2
million for the second quarter of 2021 and $23.0 million for the third quarter of 2020.

For the nine months of 2021, revenues totaled
$42.6 million compared to $45.6 million for the same period of 2020.

Compared to the second quarter of 2021 and third quarter of
2020, the decrease was attributable to lower production volume and a lower gain on sale margin.

The decrease from the nine month
period of 2020 was primarily attributable to a lower gain on sale margin.

Additional information on our mortgage banking subsidiary,
CCHL, is provided on page 36.

Deposit Fees
. Deposit fees for the third quarter of 2021 totaled $5.1 million, an increase of $0.8 million, or 19.8%, over the second
quarter of 2021, and an increase of $0.8 million, or 17.6%, over the third quarter of 2020.

For the first nine months of 2021, deposit
fees totaled $13.6 million, an increase of $0.5 million, or 3.8%, over the same period of 2020.

Compared to all prior periods, the
increase was primarily attributable to higher monthly service charge fees which reflected the conversion of the remaining free
checking accounts to a monthly maintenance fee account type.

Bank Card Fees
.

Bank card fees for the third quarter of 2021 totaled $3.8 million, a $0.2 million, or 5.3%,

decrease from the second
quarter of 2021, and a $0.4 million, or 11.7

%, increase over the third quarter of 2020.

For the first nine months of 2021, bank card
fees totaled $11.4 million, an increase of $1.8

million, or 19.0%, over the same period of 2020.

The increase over the prior year
periods generally reflected an increase in card-not-present debit card transactions as well increased consumer spending.

Wealth

Management Fees
.

Wealth management fees,

which include both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment,

insurance products, and retirement accounts)

totaled $3.6 million for the third quarter of 2021, a
$0.3

million, or 10.7%, increase over the second quarter of 2021 and a $0.8 million, or 29.0%, increase over the third quarter of 2020.

For the first nine months of 2021, wealth management fees totaled

$10.0 million, an increase of $2.0 million, or 25.4%, over the same period of 2020.

The favorable variances versus all prior periods reflected higher assets under management and increased trading
activity by our retail brokerage clients.

At September 30, 2021, total assets under management were approximately

$2.24 billion
compared to $1.979 billion at December 31, 2020 and $1.823 billion at September 30, 2020.

Other.

Other income for the third quarter of 2021 totaled $1.8 million, a $0.1 million, or

3.4%, increase over the second quarter of
2021, and $0.3 million, or 23.0%, over the third quarter of 2020.

For the first nine months of 2021, other income totaled $5.3 million, an increase of $0.9

million, or 20.6%, over the same period of 2020.

The increase over both prior year periods was primarily
attributable to higher loan servicing fees at CCHL.

Noninterest Expense

Noninterest expense for the third quarter of 2021 totaled $39.7 million compared to $42.1 million for the second quarter of 2021 and
$40.3 million for the third quarter of 2020.

The $2.4 million decrease from the second quarter of 2021 reflected a pension settlement charge of $2.0 million in the second quarter of 2021 versus $0.5 million in the third quarter of 2021.

In addition, OREO expense
declined by $0.9 million due to a gain on the sale of a banking office in the third quarter of 2021.

Compared to the third quarter of
2020, the $0.6 million decrease was primarily attributable to lower compensation expense of $0.9 million (primarily incentive
compensation at CCHL) and OREO expense of $1.3 million, partially offset by higher other expense of $1.0 million and a pension settlement charge of $0.5 million.

For the first nine months of 2021, noninterest expense totaled $122.3 million compared to $108.6
million for the same period of 2020.

The $13.7 million increase was attributable to the addition of expenses at CCHL of $6.7 million
as well as higher expenses at the core bank totaling $7.0 million.

The increase in expenses at the core bank were primarily due to higher compensation expense of $1.5 million (primarily merit raises), processing fees of $0.6 million (debit card volume), professional
fees of $0.5 million, occupancy expense of $0.4 million, and FDIC insurance of

$0.4 million (higher asset size), partially offset by
lower OREO expense of $1.1 million (gains from the sale of two banking offices).

In addition, we have realized pension settlement
charges totaling $2.5 million so far in 2021 and other expense increased $1.5 million which reflected higher expense for our base
pension plan attributable to the utilization of a lower discount rate for plan liabilities.
The table below reflects the major components of noninterest expense.

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2021 2021 2020 2021 2020
Salaries $ 21,060

$
21,117

$
22,356

$
64,625

$
58,063
Associate Benefits 4,185 4,261 3,808 12,062 11,495
Total Compensation

25,245 25,378 26,164 76,687 69,558

Premises 2,736 2,714 2,763 8,209 7,775
Equipment 3,296 3,259 3,143 9,763 8,908
Total Occupancy 6,032 5,973 5,906 17,972 16,683

Legal Fees 251 321 343 1,130 1,224
Professional Fees 1,459 1,406 1,175 4,195 3,630
Processing Services 1,775 1,794 1,529 5,114 4,533
Advertising 645 631 825 2,025 2,208
Telephone 731 754 683 2,239 2,120
Insurance - Other 509 545 434 1,555 1,150
Other Real Estate Owned, net

(1,126) (270) 219 (1,514) (463)
Pension Settlement 500 2,000 - 2,500 -
Miscellaneous 3,681 3,591 3,064 10,398 7,971
Total Other

8,425 10,772 8,272 27,642 22,373
Total

Noninterest Expense

$ 39,702

$
42,123

$
40,342

$
122,301

$
108,614

Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $25.2 million for the third quarter of 2021 compared to $25.4 million for the second
quarter of 2021 and $26.2 million for the third quarter of 2020.

For the first nine months of 2021, compensation expense totaled $76.7 million compared to $69.6 million for the same period of 2020.

Compared to the third quarter of 2020, the $1.0 million decrease is primarily due to lower incentive compensation at CCHL.

The $7.1 million increase for the nine month period was attributable to compensation expense added through the CCHL acquisition on March

1, 2020.

Core CCBG compensation expense increased $1.5
million primarily due to merit raises.

Occupancy
.

Occupancy expense totaled $6.0 million for the third quarter of 2021, which was compar able to the second quarter of
2021 and $5.9 million for the third quarter of 2020.

For the first nine months of 2021, occupancy expense totaled $18.0 million compared to $16.7 million for the same period of 2020.

The increase for the nine month period was primarily due to the addition of
CCHL occupancy expense through the CCHL acquisition as well as higher expense at core CCBG reflective of increased FF&E
depreciation related to an increase in technology investment.
Other
.

Other noninterest expense totaled $8.4 million for the third quarter of 2021 compared to $10.8 million for the second quarter
of 2021 and $8.3 million for the third quarter of 2020.

For the first nine months of 2021, other noninterest expense totaled $27.6 million compared to $22.4 million for the same period of 2020.

Compared to the second quarter of 2021, the $2.3 million decrease was primarily attributable to lower pension plan settlement charge

s

of $1.5 million and lower OREO expense of $0.9 million due to the sale of a banking office.

The $5.3 million increase for the nine month period was primarily due to the addition of CCHL expenses
beginning in March 1, 2020, and to a lesser extent,

higher expenses at core CCBG, including processing fees of $0.6 million

(debit
card volume), professional fees of $0.5 million, and FDIC insurance of $0.4 million (higher asset size), partially offset by lower
OREO expense of $1.1 million (gains from the sale of two banking offices).

In addition, we have realized pension settlement charges
totaling $2.5 million so far in 2021 and pension expense for our base pension plan increased $1.5 million attributable to the utilization of a lower discount rate for plan liabilities.

We anticipate additional

pension settlement expense in the fourth quarter of 2021.

Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 73.09% for the third quarter of 2021 compared to 80.18% for the second quarter of 2021 and 67.01% for
the third quarter of 2020.

For the first nine months of 2021, this ratio was 75.83%

compared to 69.04% for the same period of 2020.
Additional detail on CCHL’s

operations and key performance metrics is provided below.

Three Months Ended Nine Months Ended
(Dollars in thousands) Sep 30, 2021 Jun 30, 2021 Sep 30, 2020 Sep 30, 2021 Sep 30, 2020
Net Interest Income $ (30) $ 19 $ 17 $ (165) $ 142
Mortgage Banking Fees 12,293 13,116 22,775 42,255 44,046
Other

455 425 287 1,306 587
Total Noninterest

Income
12,748 13,541 23,062 43,561 44,633
Salaries 7,600 8,538 10,753 26,414 21,376
Other Associate Benefits 215 210 192 646 446
Total Compensation 7,815 8,748 10,945 27,060 21,822
Occupancy, Net 849 854 845 2,564 1,844
Other

1,292 1,359 1,342 3,751 3,048
Total Noninterest

Expense
9,956 10,961 13,132 33,375 26,714
Operating Profit $ 2,762 $ 2,599 $ 9,947 $ 10,021 $ 18,061
Key Performance Metrics:
Total Loans Closed $ 360,167 $ 406,859 $ 526,252 $ 1,230,151 $ 1,139,681
Total Loans Closed -

Mix
Purchase 71% 76% 60% 69% 59%
Refinance 29% 24% 40% 31% 41%

Income Taxes
We realized income

tax expense of $2.9 million (effective rate of 20%) for the third quarter of 2021 compared to $2.1

million
(effective rate of 19%) for the second quarter of 2021

and $3.2 million (effective rate of 17%) for the third quarter of 2020.

For the
first nine months of 2021, we realized income tax expense of $7.8 million (effective rate of 19%) compared to $7.4 million (effective
rate of 18%) for the same period of 2020.

Absent discrete items, we expect our annual effective tax rate to approximate 18%-19% for
the remainder of 2021.

FINANCIAL CONDITION
Average earning

assets totaled $3.693 billion for the third quarter of 2021, an increase of $69.2 million, or 1.9%, over the second
quarter of 2021, and an increase of $355.7 million, or 10.7%, over the fourth quarter of 2020.

The increase over both prior periods
was primarily driven by higher deposit balances, which funded growth in the investment portfolio.

Deposit balances increased as a
result of strong core deposit growth, SBA PPP loan proceeds deposited in client accounts, and various other stimulus programs.
Investment Securities
In the third quarter of 2021, our average investment portfolio increased

$217.9 million, or 31.5%, over the second quarter of 2021 and increased $391.5 million, or 75.6%, over the fourth quarter of 2020.

Our investment portfolio represented 24.6% of our average
earning assets for the third quarter of 2021 compared to 15.5% for the fourth quarter of 2020, and 17.3% for the third quarter of 2020.

During the second quarter of 2021, we initiated a buy program to add to our investment portfolio as part of our overall balance sheet
management,

which was completed by the end of the third quarter 2021.

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

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

During the third quarter of 2021, we purchased securities under both the AFS and HTM designations.

At September 30, 2021, $645.8 million, or 65.4%, of our investment portfolio was classified as AFS, and $341.2 million, or 34.6%,
classified as HTM.

The average maturity of our total portfolio at September 30, 2021 was 3.73 years compared to 3.34 years and 2.09
years at June 30, 2021 and December 31, 2020, respectively.

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
At September 30, 2021, there were 288 positions (combined AFS and HTM)

with unrealized losses totaling $3.8 million at September
30, 2021.

Of these 288 positions, 178 are U.S. government agency securities issued by

U.S. government sponsored entities which
carry the full faith and credit guarantee of the U.S. Government and are 0% risk-weighted assets for regulatory purposes. There were
28 U.S. government agency positions that carry the implicit guarantee of the U.S. Government. We

believe the long history of no
credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is zero.

Four positions
are asset backed securities that carry a AAA rating.

The remaining 78 positions are corporate or municipal bonds that carry a minimum credit rating of “A-“.

Corporate debt securities had allowance for credit losses totaling $16,000 at September 30, 2021.

Loans HFI
Average loans

held for investment (HFI) decreased $62.6 million, or 3.1%, from the second quarter of

2021 and $19.3 million, or
1.0%, from the fourth quarter of 2020.

Excluding SBA PPP loans, average loans increased $34.9 million and $125.2 million

and
period end loans increased $5.1 million and $102.8 million, respectively,

over the prior periods. Compared to the second quarter of
2021, the increase in period end loans reflected growth in construction and indirect loans, partially offset by a decline in commercial real estate.

Compared to the fourth quarter of 2020, we realized growth in construction,

residential, commercial real estate and
indirect loans.

At September 30, 2021, SBA PPP loan balances totaled $7.5 million and remaining deferred

SBA PPP net loan fees
totaled $0.3 million.

SBA PPP loan forgiveness applications are expected to be completed in the fourth quarter 2021.
Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.

Credit Quality
Nonperforming assets (nonaccrual loans and OREO, “NPAs”

)

totaled $3.2 million at September 30, 2021, a $3.1 million decrease from June 30, 2021, and a $3.5 million decrease from December 31, 2020.

Nonaccrual loans totaled $3.0 million (0.16% of HFI
loans) at September 30, 2021

compared to $5.1 million (0.25% of HFI loans) at June 30, 2021 and $5.9 million (0.29% of HFI loans)
at December 31, 2020.

For additional metrics on NPAs

see the Asset Quality section of the Selected Quarterly Financial Data table.

For more information on nonaccrual loans see Note 3 – Loans Held for

Investment and Allowance for Credit Losses.

The balance of
OREO totaled $0.2 million at September 30, 2021, a decrease of $1.0 million from June 30, 2021

and $0.6

million from December 31,
2020.

Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount
expected to be collected on the loans.

The allowance for credit losses is adjusted by a credit loss provision which is reported in earnings, and reduced by the charge-off

of loan amounts (net of recoveries).

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
conditions and forecasts.

At September 30, 2021, the allowance for credit losses for loans HFI totaled

$21.5 million compared to $22.2 million at June 30, 2021
and $23.8 million at December 31, 2020.

Activity within the allowance is detailed in Note 3 to the consolidated financial statements.

For the first nine months of 2021, the $2.3 million net decrease in the allowance reflected net loan recoveries of $0.7

million,
favorable problem loan migration, and lower expected losses related to

COVID-19, partially offset by core loan growth (excluding
SBA PPP loans).

At September 30, 2021, the allowance represented 1.11%

of loans HFI and provided coverage of 710% of
nonperforming loans compared to 1.19% and 406%, respectively,

at December 31, 2020.

At September 30, 2021, the allowance for credit losses for unfunded commitments totaled $3.1 million compared to $2.6 million at
June 30, 2021 and $1.6 million at December 31, 2020.

The allowance for unfunded commitments is recorded in other liabilities.
Deposits
Average total

deposits were $3.448 billion for the third quarter of 2021, an increase of $60.3 million, or

1.8%, over the second quarter
of 2021 and $381.6 million, or 12.4%, over the fourth quarter of 2020.

The strongest growth over both comparable periods occurred
in our noninterest bearing deposits and savings account balances. Average public deposits in the third quarter 2021 decreased slightly compared to the second quarter of 2021, but increased compared to the fourth quarter of 2020.

Over the past 12 months, multiple
government stimulus programs have been implemented, including those under the CARES Act and the American Rescue Plan Act,
which are responsible for a large part of the growth in average deposits.

Given these increases, the potential exists for our deposit
levels to be volatile for the remainder of 2021 and into 2022 due to the uncertain timing of the outflows of the stimulus related
balances and the economic recovery.

It is anticipated that current liquidity levels will remain robust due to our strong overnight funds
sold position.

The Bank continues to strategically consider ways to safely deploy a portion of this liquidity.

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
ESTIMATED CHANGES

IN NET INTEREST INCOME
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5%
September 30, 2021 30.6% 22.7% 14.8% 7.1% -5.7%
June 30,2021 33.1% 24.4% 15.8% 7.6% -4.7%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0%
September 30, 2021 48.0% 35.0% 22.2% 10.0% -9.9%
June 30,2021 46.0% 32.5% 19.1% 6.5% -12.4%

The Net Interest Income at Risk positions indicate that, in the short-term,

all rising rate environments will positively impact the net
interest income of the Company,

while a declining rate environment of 100 bp will have a negative impact on the net interest income.
Compared to the prior quarter-end, the 12-month

Net Interest Income at Risk position became less favorable in all rate scenarios primarily due to lower levels of SBA PPP fee recognition coupled with asset extension,

partially offset by higher rates.

Compared to
the prior quarter-end, the projected 24-month Net Interest

Income at Risk levels improved in rising rate scenarios due to higher assumed replacement rates.

The down 100 bp scenario improved due to longer duration assets purchased over the last two quarters.

All measures of Net Interest Income at Risk in rising rate and declining environments are within our prescribed policy limits over the
next 12-month and 24-month periods.

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

IN ECONOMIC VALUE

OF EQUITY
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0%
September 30, 2021

28.8% 22.3% 14.6% 7.9% -16.5%
June 30,2021 47.9% 38.4% 27.5% 15.2% -35.2%
(1) Down 200, 300, and 400 bp scenarios have been excluded due to the low interest rate environment.
At September 30, 2021, the economic value of equity results are favorable in all rising rate environments and are within prescribed
tolerance levels.

Although the EVE in rates down 100 bp is slightly outside of our policy range, to be out of compliance, both the
EVE percentage and EVE ratio (EVE/EVA)

must be out of their desired range. Since the EVE ratio was 9.1% in a down 100 bp scenario, which is above the policy minimum of 5.0%, we are considered to be within Board policy at September 30, 2021.
The change in EVE in all scenarios reflects longer duration assets purchased over the last two quarters, primarily due to investment
purchases in the bond portfolio. Given our asset sensitivity,

these longer duration assets resulted in a less favorable EVE in rising rate scenarios, and more favorable EVE in falling rate scenarios.

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

At September 30, 2021, we had the ability to generate $1.456 billion in additional liquidity through all of our available resources (this excludes $709 million in overnight funds sold).

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

and the Board of Directors.

At September 30, 2021, we believe the
liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our

investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for
borrowings or deposits, and/or sell selected securities.

The portfolio primarily consists of debt issued by the U.S. Treasury,

U.S.
governmental and federal agencies, municipal governments,

corporate bonds, and asset-backed securities.

The weighted average life
of the portfolio was approximately 3.73 years at September 30, 2021, and the available for sale portfolio had a net unrealized pre-tax loss of $0.7 million.

Our average overnight funds position (defined deposits with banks plus

Fed funds sold less Fed funds purchased) was $741.9 million
in the third quarter of 2021 compared to an average net overnight funds sold position of $818.6 million in the second quarter of 2021 and $705.1 million in the fourth quarter of 2020.

The decrease compared to the second quarter of 2021 was primarily due to growth in
the investment portfolio.

The increase compared to the fourth quarter 2020 was driven by strong core deposit growth, in addition to
pandemic related stimulus programs.

We expect our

capital expenditures will be approximately $7.0 million over the next 12 months, which will primarily consist of office
remodeling, office equipment/furniture, and technology

purchases.

Management expects that these capital expenditures will be
funded with existing resources without impairing our ability to meet our on-going obligations.
Borrowings
At September 30, 2021, average short term borrowings totaled $49.8 million compared to $51.2 million at June 30, 2021 and $95.3 million at December 31, 2020. The variance over both prior periods was attributable to the fluctuation of residential mortgage
warehouse borrowings at CCHL.

Additional detail on these borrowings is provided in Note 4 – Mortgage Banking

Activities in the
Consolidated Financial Statements.

At September 30, 2021, fixed rate credit advances from the FHLB totaled $1.7 million in outstanding debt consisting of five notes.
During the first nine months of 2021, the Bank made FHLB advance payments totaling approximately $0.5 million, which included
one advance that paid off, and another that matured. We

did not obtain any new FHLB advances during this period. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans,
and home equity mortgage loans.
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

At September 30, 2021, our regulatory
capital ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $348.9 million at September 30, 2021 compared to $335.9 million at June 30, 2021 and $320.8 million at
December 31, 2020.

For the first nine months of 2021, shareowners’ equity was positively impacted by net income of $27.0 million, a
$1.0 million increase in fair value of the interest rate swap related to subordinated debt, net adjustments totaling $2.2 million related to
transactions under our stock compensation plans, and reclassification of

$7.8 million from temporary equity to decrease the
redemption value of the non-controlling interest in CCHL.

In addition, $1.6 million was reclassified from accumulated other comprehensive loss to pension expense in conjunction with the partial pension settlement charge reflected in earnings, therefore,

the
charge had no net effect on equity.

Shareowners’ equity was reduced by common stock dividends of $7.8 million

($0.46 per share), a
$3.2 million decrease in the unrealized gain on investment securities, and stock compensation of $0.5 million.

At September 30, 2021, our common stock had a book value of $20.63 per diluted share compared to $19.87 at June 30, 2021

and
$19.05 at December 31, 2020.

Book value is impacted by the net after-tax unrealized gains and losses on AFS investment securities.

At September 30, 2021, the net loss was $0.5 million compared to a $0.9 million net gain at June 30, 2021 and a $2.7 million net gain
at December 31, 2020.

Book value is also impacted by the recording of our unfunded pension liability through other comprehensive
income in accordance with Accounting Standards Codification Topic

715.

At September 30, 2021, the net pension liability reflected
in other comprehensive loss was $45.6 million compared to $45.6 million at June 30, 2021 and $47.2 million at December 31, 2020.

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

At September 30, 2021, we had $750.4 million in commitments to extend credit and $5.7 million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included in other liabilities on the consolidated statements of financial condition and totaled $3.1 million at September 30, 2021.
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
Three Months Ended September 30, Nine Months Ended September 30,

2021 2020 2021 2020

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

67,753
$

497 2.91%
$

92,522
$

671 3.64%
$

83,558
$

2,033 3.24%
$

67,719
$

1,577 3.50%
Loans Held for Investment
(1)(2)
1,974,132 25,458 5.12 2,005,178 23,027 4.53 2,018,168 72,036 4.76 1,945,524 69,598 4.77
Taxable Securities 904,962 2,333 1.03 553,395 2,401 1.73 708,606 6,232 1.17 594,654 8,104 1.82
Tax-Exempt Securities
(2)
4,332 25 2.31 4,860 32 2.66 3,904 73 2.49 5,338 94 2.34
Funds Sold 741,944 285 0.15 567,883 146 0.10 791,466 698 0.12 385,245 991 0.34
Total Earning Assets 3,693,123 28,598 3.07% 3,223,838 26,277 3.25% 3,605,702 81,072 3.01% 2,998,480 80,364 3.58%
Cash & Due From Banks 72,773 69,893 71,956 66,512
Allowance For Credit Losses (22,817) (22,948) (23,241) (19,672)
Other Assets 283,534 268,549 281,162 257,993
TOTAL ASSETS
$

4,026,613
$

3,539,332
$

3,935,579
$

3,303,313

Liabilities:
NOW Accounts
$

945,788
$

72 0.03%
$

826,776
$

61 0.03%
$

965,839
$

222 0.03%
$

808,389
$

864 0.14%
Money Market Accounts 282,860 34 0.05 247,185 32 0.05 274,990 100 0.05 227,331 189 0.11
Savings Accounts 551,383 68 0.05 438,762 54 0.05 524,710 192 0.05 409,230 150 0.05
Other Time Deposits 102,765 36 0.14 104,522 43 0.16 102,619 112 0.15 104,925 144 0.18
Total Interest Bearing Deposits 1,882,796 210 0.04 1,617,245 190 0.05 1,868,158 626 0.04 1,549,875 1,347 0.12
Short-Term Borrowings 49,773 317 2.53 74,557 498 2.66 55,923 1,053 2.52 60,335 1,051 2.33
Subordinated Notes Payable 52,887 307 2.27 52,887 316 2.34 52,887 922 2.30 52,887 1,161 2.89
Other Long-Term Borrowings 1,652 14 3.37 5,453 40 2.91 2,046 51 3.29 5,842 131 3.00
Total Interest Bearing Liabilities 1,987,108 848 0.17% 1,750,142 1,044 0.24% 1,979,014 2,652 0.18% 1,668,939 3,690 0.30%
Noninterest Bearing Deposits 1,564,892 1,354,032 1,490,787 1,220,002
Other Liabilities 112,707 83,192 110,526 71,661
TOTAL LIABILITIES 3,664,707 3,187,366 3,580,327 2,960,602
Temporary Equity 20,446 11,893 22,920 7,534

TOTAL SHAREOWNERS’ EQUITY 341,460 340,073 332,332 335,177
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,026,613
$

3,539,332
$

3,935,579
$

3,303,313

Interest Rate Spread 2.91% 3.01% 2.83% 3.29%
Net Interest Income $ 27,750 $ 25,233 $ 78,420 $ 76,674
Net Interest Margin (3) 2.98% 3.12% 2.91% 3.42%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loans fees of $3.2 million

and $0.7 million for the three month periods ended September

30, 2021 and

2020, respectively, and $6.3 million and $1.5 million for the nine month periods ended September

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
Item 4.

CONTROLS AND PROCEDURES
At September 30, 2021, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and
Chief Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
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

Act of 1934).

During the quarter ended on September 30, 2021,
other than the above, there have been no significant changes in our internal control over financial reporting during our most recently
completed fiscal quarter that have materially affected,

or are reasonably likely to materially affect, our internal control over financial
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
U.S. presidential directives concerning mandatory

COVID-19 vaccination could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden announced two actions that require certain companies to ensure their employees are
vaccinated against COVID-19. One order applies to U.S. Government contractors and the other directive applies to companies with
100 or more employees.

In the second directive, he required the Occupational Safety and Health Administration

(OSHA) to develop
an Emergency Temporary

Standard (ETS) mandating either that employees are fully vaccination against

COVID-19 or are tested
weekly. OSHA has not yet

issued the ETS nor provided any additional information on its contents or requirements.

Although we are not a U.S. Government contractor,

we do have more than 100 employees and will likely be subject to the ETS.

As a
result, we have set November 22, 2021 as the date that all of our associates will need to comply with the U.S. presidential directive to
OSHA by being vaccinated against COVID-19 or tested weekly.

It is currently not possible to predict with certainty the impact the
OSHA ETS or any similar directives will have on our workforce.

Our implementation of these type of directives may result in attrition, including attrition of our employees and difficulty securing future labor needs, which could have a material adverse effect on
our business, financial condition, and results of operations.

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
CAPITAL

CITY BANK GROUP,

INC.

(Registrant)
/s/ J. Kimbrough Davis

J. Kimbrough Davis
Executive Vice President

and Chief Financial Officer
(Mr. Davis is the Principal Financial

Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: October 29, 2021