Form 10-K
period 2021-12-31
CAPITAL CITY BANK GROUP INC
filed 2022-03-01
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

DC

20549
___________________________________
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
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
☐
No
☒
The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $
332,551,460

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
Class Outstanding at February 25, 2022
Common Stock, $0.01 par value per share
16,941,721
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 26, 2022, are incorporated by reference in Part III.

CAPITAL CITY BANK

GROUP,

INC.
ANNUAL REPORT FOR 2021 ON FORM 10-K
TABLE OF CONTENTS
PART

I

PAGE

Item 1.

Business
4
Item 1A.

Risk Factors
19
Item 1B.

Unresolved Staff Comments
30
Item 2.

Properties
30
Item 3.

Legal Proceedings
30
Item 4.

Mine Safety Disclosure

30

PART

II

Item 5.

Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of
Equity Securities
31
Item 6.

Selected Financial Data
33
Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations
35
Item 7A.

Quantitative and Qualitative Disclosure About Market Risk
57
Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
113
Item 9A.

Controls and Procedures
113
Item 9B.

Other Information
113

PART

III

Item 10.

Directors, Executive Officers, and Corporate Governance
115
Item 11.

Executive Compensation
115
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
115
Item 13.

Certain Relationships and Related Transactions, and Director Independence
115
Item 14.

Principal Accountant Fees and Services
115

PART

IV

Item 15.

Exhibits and Financial Statement Schedules
116
Item 16.

Form 10-K Summary
117
Signatures
118

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
statements.
CCBG is one of the largest publicly traded financial

holding companies headquartered in Florida and has approximately $4.3 billion in assets. We provide

a full range of banking services, including traditional deposit and credit services,

mortgage banking,
asset management, trust, merchant services, bankcards, securities brokerage services and financial advisory services, including the
sale of life insurance, risk management and asset protection services. The

Bank has 57 banking offices and 86 ATMs/ITMs

in
Florida, Georgia and Alabama.

Through Capital City Home Loans, LLC, a Georgia limited liability company (“CCHL”), we
have 26 additional offices in the Southeast for our mortgage banking business.

The majority of the revenue from Core CCBG
(excludes CCHL), approximately 88%, is derived from our Florida market areas while approximately 11% and 1% of the revenue
is derived from our Georgia and other market areas, respectively.

Approximately 54% of the revenue from CCHL is derived from
our Georgia market areas while approximately

38% and 8% is derived from our Florida and other market areas, respectively.
Below is a summary of our financial condition and results of operations for the past three years, which we believe is a sufficient
period for understanding our general business development.

Our financial condition and results of operations are more fully discussed in our Management’s Discussion

and Analysis on page 35 and our consolidated financial statements on page 62.
Dollars in millions
Year

Ended
December 31,

Assets Deposits
Shareowners’
Equity Revenue (1) Net Income
2021
$4,263.8

$3,712.9

$383.2

$213.9

$33.4

2020
$3,798.1

$3,217.6

$320.8

$217.4

$31.6

2019
$3,089.0

$2,645.5

$327.0

$165.9

$30.8

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

31, 2021.

CCBG also maintains an insurance subsidiary,
Capital City Strategic Wealth,

Inc.

CCB has two primary subsidiaries, which are wholly owned, Capital City Trust

Company and
Capital City Investments, Inc.

CCB also maintain a 51% membership interest in a consolidated subsidiary,

CCHL, which we
acquired on March 1, 2020.

Refer to Note 1 – Significant Accounting Policies/Business Combination in our

Consolidated
Financial Statements for additional information on this strategic alliance.

The nature of these subsidiaries is provided below.

Operating Segment
We have one

reportable segment with two principal services: Banking Services and

Wealth Management

Services.

Banking
Services are operated at CCB and Wealth

Management Services are operated under three separate subsidiaries (Capital City

Trust
Company,

Capital City Investments, Inc.,

and Capital City Strategic Wealth,

Inc.).

Revenues from these principal services for the
year ended 2021 totaled approximately 93.2% and 6.8% of our total revenue,

respectively.

In 2020 and 2019, Banking Services
(CCB) revenue was approximately 94.7% and 95.3% of our total revenue for each respective year.

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

loans.
● Retail Banking
– We provide a full-range

of consumer banking services, including checking accounts, savings programs, interactive/automated teller machines (ATMs/ITMs),

debit/credit cards, night deposit services, safe deposit facilities, online banking, and mobile banking.
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

The market value of trust assets under discretionary management exceeded $1.080 billion at December 31, 2021 with total assets under administration exceeding $1.098 billion.
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

Capital City Strategic Wealth,

Inc.
We provide

a multi-disciplinary strategic planning approach that requires examining all facets of our clients’ financial lives
through our business, estate, financial, insurance and business planning,

tax planning, and asset protection advisory services.

Insurance sales within this division include life, health, disability,

long-term care, and annuity solutions.

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

As of December 31, 2021, approximately 65% of
our residential home equity loan portfolio consisted of first mortgages.

Interest rates may be fixed or adjustable.

Adjustable-rate
loans are tied to the Prime Rate with a typical margin of 1.0% or more

.

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
Competition
We operate

in a highly competitive environment, especially with respect to services and pricing, that has undergone significant
changes since the recent financial crisis. Since January 1, 2009, over 500 financial institutions have failed in the U.S., including
many in Florida and Georgia. Nearly all of the failed banks were community banks. The assets and deposits of many of these
failed community banks were acquired mostly by larger

financial institutions. The banking industry has also experienced significant consolidation through mergers and acquisition,

which we expect will continue during 2022. However,

we believe that
the larger financial institutions acquiring banks in our

market areas are less familiar with the markets in which we operate and typically target a different client base. We

also believe clients who bank at community banks tend to prefer the relationship style
service of community banks compared to larger banks.
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

bank charter since the
2007-2009 downturn was approved for a Florida-based bank

and additional Florida chartered banks have been approved
subsequently.

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

concerns have a presence
in Leon County, where

our main office is located.

Our Leon County deposits totaled $1.232 billion, or 37% of our consolidated deposits at December 31, 2021.

The table below depicts our market share percentage within each county,

based on commercial bank deposits within the county.
Market Share as of June 30,
(1)
County 2021 2020 2019
Florida

Alachua
4.6% 4.5% 4.5%

Bay
0.2% 0.0% N/A

Bradford
32.4% 30.6% 40.2%

Citrus
4.1% 3.6% 3.4%

Clay
2.8% 2.0% 2.1%

Dixie
18.9% 18.7% 19.4%

Gadsden
81.1% 80.8% 81.6%

Gilchrist
39.6% 38.7% 39.7%

Gulf
14.6% 12.8% 12.6%

Hernando
3.9% 3.5% 2.9%

Jefferson
24.4% 23.0% 21.9%

Leon
11.9% 13.3% 13.1%

Levy
26.4% 24.2% 25.0%

Madison
14.5% 14.0% 13.7%

Putnam
23.2% 20.7% 20.8%

St. Johns
0.7% 0.6% 0.6%

Suwannee
6.8% 7.1% 6.7%

Taylor
73.2% 72.4% 23.0%

Wakulla
10.5% 8.3% 9.3%

Washington
11.2% 11.0% 13.1%
Georgia

Bibb
3.3% 3.2% 2.7%

Grady
14.8% 14.0% 13.0%

Laurens
7.9% 8.4% 8.3%

Troup
6.1% 6.5% 6.3%
Alabama

Chambers
9.3% 9.6% 8.7%
(1)
Obtained from the FDIC Summary of Deposits Report for the year indicated.
Seasonality
We believe our

commercial banking operations are not generally seasonal in nature; however,

public deposits tend to increase
with tax collections in the fourth and first quarters of each year and decline as a result of governmental spending thereafter.
Human Capital Matters
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
At February 14, 2022, we had approximately 751 associates, which included approximately 718 full-time associates and
approximately 33 part-time associates.

None of our associates are represented by a labor union or covered by a collective
bargaining agreement.

At February 14, 2022, approximately 73% of our current workforce was female while

27% was male, and
approximately 20% are ethnic minorities. The average tenure of our associates was approximately 10 years.

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

In 2021, we
formed the Diversity,

Equity and Inclusion (DE&I) Charter and formed the DE&I Council. Our DE&I

Council consists of a
diverse group of members from all levels of the organization.

The Council’s focus is on diversity and

inclusion in our workforce,
workplace, and community.

They are responsible for connecting our diversity and inclusion activities with our broader business
strategies. Additionally,

we created a Chief Diversity Officer position to provide direction and leadership as we build processes,
initiatives, and special programs aimed at DE&I. Additionally during 2021,

we partnered with a third party DE&I firm whose
mission is to embed equity and inclusion into work systems and culture,

enhancing outcomes for employees and customers. Our
partnership will further develop and enhance our DE&I plan and includes development of focus group conversations, interviews
with Senior Leadership, research of existing policies and documentation and outline of gaps in existing policies. All associates
receive DE&I education, awareness and training each year.

In January 2022, we added four new directors to our CCBG Board of
Directors. Of these four directors 50% are white males, 25% minority female and 25% non-minority female. The CCBG outside
directors are made up of 11 non-shareowner individuals.

Of the 11 individuals, 27% are female and 18% are ethnic

minority. We
continue to focus on building an inclusive culture through a variety of diversity and inclusion initiatives, including related to
internal promotions and hiring practices. Our associate resource groups also help to build an inclusive culture through company
events, participation in our recruitment efforts, and input

into our hiring strategies.
Community Involvement
. We aim to give back

to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain associates. Our commitment to help our community starts with our associates. Community
involvement is a hallmark for our organization, and it comes naturally to our associates. We

encourage our associates to volunteer
their hours with service organizations and philanthropic groups in the communities we serve. We

recorded 8,697, 8,169, and
15,034 community service hours in 2021, 2020 and 2019, respectively.

Furthermore, our Foundation donated $0.2 million each
year, for the years 2019-2021, to various non

-profit organizations in the communities we serve. Our community commitment to
further financial literacy in our market remains an ongoing goal and focus for our associates and directors.

We continue to focus
on ways to better our communities in which we operate through monetary resources and volunteer hours.

Access, affordability,

and financial inclusion.

In 2021, our foundation made grants totaling approximately $0.1 million to
Community Reinvestment Act eligible organizations

in our market area. Working

with CCHL,

we are committed to providing
educational outreach regarding home ownership and financial access for minorities.

We are a long-time

supporter of Habitat for
Humanity, with our

associates providing volunteer hours on home builds.

In late 2020, we partnered with Habitat for Humanity,
Warrick Dunn

Charities, and Capital City Home Loans to build and furnish a home in early 2021.

During tax season, we provide
locations for community residents to access Volunteer

Income Tax Assistance (VITA)

services.

VITA is a nationwide

IRS
program that offers free tax preparation assistance to people who generally make $54,000 or less, persons with disabilities, the elderly, and limited English

speaking taxpayers who need assistance in preparing their own tax returns.

Small Business Lending.

We are focused on

supporting small businesses throughout our communities. The global pandemic exposed the challenges of small business.

Capital City Bank is proud to have participated

in the Paycheck Protection Program
(PPP), originating 3,508 loans totaling more than $263 million.

During the pandemic, our company financially supported locally-
owned restaurants to provide meals and gift cards for our associates.
Health and Safety
. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we

are
committed to the health, safety and wellness of our associates. We provide our associates and their families with access to a
variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health,
by providing tools and resources to help them improve or maintain their health status. We also offer

choices to our associates
where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-
19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our
associates, as well as the communities in which we operate, and which comply with government regulations. This included having
the option for our non-critical on site associates to work from home, while implementing additional safety measures for associates
continuing critical on-site work. We

continue to follow local and federal guidance, including guidance prescribed by the Centers
for Disease Control and Prevention (“CDC”), regarding COVID-19 precautions and health measures.

Environmental Matters

We are responsible

for protecting our planet and understand that reducing our business’s carbon footprint is key to a sustainable
future. We

are committed to measuring and minimizing our collective impact on the environment while contributing to
environmental stewardship and responsible business operations.

We strive to embed

environmental sustainability throughout our
products, services, operations, and culture to drive efficiencies and responsible resource use while creating comfortable, safe, and healthy workplaces for our associates.
As part of our corporate responsibility,

we continue to focus our efforts on sustainability
within our business and our community.

We are focused

on sustainability and resource conservation and, as a result, seek to reduce resource consumption through
efficiency initiatives in our branches and offices.

We do this through

company-wide recycling programs, the implementation of
LED lighting in our workplaces, and working to reduce our reliance on disposable products. As we renovate or build new
facilities, we try to leverage renewable sources for power and HVAC through the employment of solar panels. During 2021 we
purchased renewable energy certificates to offset

our energy usage during the year and plan on continuing this practice in 2022.
We have also

invested in tools and capabilities that allow our team members to work remotely as appropriate.

We work hard

to
ensure that our lending activities do not encourage business activities that could cause irreparable damage to our reputation or the
environment. As a result, we try to conduct business responsibly and actively work with shareowners to best serve our various
constituents. We

monitor the environmental, social, and human rights risks of our customers along with credit risks. This process
involves management and Board oversight and controls such as enhanced due diligence and a reputation risk review.

In general,
we evaluate each credit or transaction on its individual merits, with larger deals receiving more attention and deeper analysis.

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
Company Act of 1956 (“BHC Act”) and have also elected to be a financial holding company. As a result,

we are subject to
supervisory regulation and examination by the Federal Reserve.

The BHC Act, the Dodd-Frank Wall

Street Reform and
Consumer Protection Act, the Gramm-Leach-Bliley Financial Modernization

Act, and other federal laws subject financial holding
companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory
requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities
The Gramm-Leach-Bliley Act reformed the U.S. banking system by: (i)

allowing bank holding companies that qualify as
“financial holding companies,” such as CCBG, to engage in a broad range of financial and related activities; (ii) allowing insurers
and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company
ownership of securities firms and mutual fund advisory companies; and

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

Changes in Control
Subject to certain exceptions, the BHC Act and the Change in Bank Control

Act (“CBCA”), together with the applicable
regulations, require Federal Reserve approval (or,

depending on the circumstances, no notice of disapproval) prior to any acquisition of “control” of a bank or bank holding company.

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

The rule became effective
September 30, 2020. It has and will likely continue to have a meaningful impact on control determinations related to investments
in banks and bank holding companies and investments by bank holding companies in nonbank companies.
Under the CBCA, if an individual or a company that acquires 10% or more of any class of voting securities of an insured
depository institution or its holding company and either that institution or company has registered securities under Section 12 of
the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the
acquisition, then that investor is presumed to have control and may be required to file a change in bank control notice with the
institution’s or the holding company’s

primary federal regulator. Our

common stock is registered under Section 12 of the
Exchange Act so we are subject to these rules.
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

The Florida Statutes define “control” as either (i) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (ii) controlling the election of a majority of directors of a bank; (iii) owning, controlling, or having power to vote 10% or more of the voting securities as well as
directly or indirectly exercising a controlling influence over management or policies of a bank; or (iv) as determined by the
Florida Office of Financial Regulation. These requirements

will affect us because the Bank is chartered under Florida

law and
changes in control of CCBG are indirect changes in control of CCB.
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
Capital; Dividends; Source of Strength
The Federal Reserve imposes certain capital requirements on financial holding companies under the BHC Act, including a
minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described
below under “Capital Regulations.” Subject to these capital requirements and certain other restrictions, we are generally able to
borrow money to make a capital contribution to CCB, and such loans may be repaid from dividends paid from CCB to us. We

are
also able to raise capital for contributions to CCB by issuing securities without having to receive regulatory approval, subject to
compliance with federal and state securities laws.

It is the Federal Reserve’s policy

that bank holding companies should generally pay dividends on common stock only out of
income available over the past year,

and only if prospective earnings retention is consistent with the organization’s expected
future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain
dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally,

the Federal
Reserve has indicated that bank holding companies should carefully review their dividend policies and has discouraged payment
ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses
enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent
unsafe or unsound practices or violations of applicable statutes and regulatio

ns. Among these powers is the ability to proscribe the
payment of dividends by banks and bank holding companies.

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

Capital City Bank
Capital City Bank is a state-chartered commercial banking institution that is chartered by and headquartered in the State of Florida
and is subject to supervision and regulation by the Florida Office of

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

As a Florida state-chartered bank, we are empowered by statute, subject to the limitations contained in those statutes, to take and
pay interest on savings and time deposits, to accept demand deposits,

to make loans on residential and other real estate, to make
consumer and commercial loans, to invest (with certain limitations) in equity securities and in debt obligations of banks and
corporations and to provide various other banking services for the benefit of our clients. Various

consumer laws and regulations
also affect our operations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance

Corporation Improvement Act of 1991, or FDICIA,
prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A
bank, however, may engage in certain otherwise

prohibited activity if it meets its minimum capital requirements and the FDIC
determines that the activity does not present a significant risk to the

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible
for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in
the guidelines, the financial institution’s

primary federal regulator may require the institution to submit a plan for achieving and
maintaining compliance. If a financial institution fails to submit an acceptable compliance plan or fails in any material respect to
implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order
directing the institution to cure the deficiency.

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
Additionally, financial

institutions are now required to maintain a capital conservation buffer of at least 2.5% of risk-weighted
assets in order to avoid restrictions on capital distributions and other payments.

If a financial institution’s capital conservation
buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments
declines to a set percentage of eligible retained income based on the size of the buffer. See “Capital Regulations,”

below for
additional details on this new capital requirement.
In addition, Florida law and Federal regulation place restrictions on the declaration of dividends from state chartered banks to
their holding companies. Under the Florida Financial Institutions Code,

the board of directors of a state-chartered bank, after it
charges off bad debts, depreciation and other

worthless assets, if any, and makes provisions

for reasonably anticipated future
losses on loans and other assets, may quarterly,

semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s

retained net profits for the preceding two years. In addition, with the approval of the Florida
Office of Financial Regulation and Federal Reserve,

the bank’s board of directors may declare

a dividend from retained net
profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding
period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the
amount of the bank’s common stock

then issued and outstanding. However, a

Florida state-chartered bank may not declare any
dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years
aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum
amount required by law,

regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal
regulatory agency.

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

Loan transactions with an affiliate generally must be
collateralized and certain transactions between CCB and its affili ates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to CCB, as those
prevailing for comparable nonaffiliated transactions.

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

In September 2020, the Federal Reserve issued an Advance Notice of Proposed

Rulemaking ("ANPR") that invited public
comment on an approach to modernize the regulations that implement the

CRA by strengthening, clarifying, and tailoring them to
reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR sought feedback on ways to
evaluate how banks meet the needs of low- and moderate

-income communities and address inequities in credit access. We continue to evaluate the impact of any CRA changes and their impact to our financial condition, results of operations, and
liquidity, which

cannot be predicted at this time.

Capital Regulations
The federal banking regulators have adopted risk-based, capital adequacy guidelines for financial holding companies and their
subsidiary banks based on the Basel III standards. Under these guidelines, assets and off-balance sheet items are assigned to
specific risk categories each with designated risk weightings. These risk-based capital guidelines were designed to make
regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to
account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world.

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
Government, which have a 0% risk-weight. In covering off

-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations,

are given a 100% conversion factor.

Transaction-related
contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including
commercial credit lines with an initial maturity of more than one year)

have a 50% conversion factor. Short

-term commercial
letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

Under the final rules, minimum requirements increased for both the quality and quantity of capital held by banking organizations.

In this respect, the final rules implemented strict eligibility criteria for regulatory capital instruments and improved the
methodology for calculating risk-weighted

assets to enhance risk sensitivity. Consistent

with the international Basel III
framework, the rules included a new minimum ratio of Common Equity

Tier 1 Capital to Risk-Weighted

Assets of 4.5%. The
rules also created a Common Equity Tier 1

Capital conservation buffer of 2.5% of risk-weighted assets. This buffer is added to
each of the three risk-based capital ratios to determine whether an institution has established the buffer.

The rules raised the
minimum ratio of Tier 1 Capital to Risk-Weighted

Assets from 4% to 6% and included a minimum leverage ratio of 4% for all
banking organizations. If a financial institution’s

capital conservation buffer falls below 2.5% (e.g.,

if the institution’s Common
Equity Tier 1 Capital to Risk-Weighted

Assets is less than 7.0%), then capital distributions and discretionary payments will be
limited or prohibited based on the size of the institution’s buffer. The types of payments subject

to this limitation include
dividends, share buybacks, discretionary payments on Tier

1 instruments, and discretionary bonus payments.
The capital regulations may also impact the treatment of accumulated other comprehensive income, or AOCI, for regulatory
capital purposes. AOCI generally flows through to regulatory capital,

however, community banks and their holding

companies
were allowed a one-time irrevocable opt-out election to continue to treat AOCI the same as under the old regulations for
regulatory capital purposes. This election was required to be made on the first call report or bank holding company annual report
(on form FR Y-9C)

filed after January 1, 2015. We

made the opt-out election. Additionally,

the rules also permitted community
banks with less than $15 billion in total assets to continue to count certain non-qualifying capital instruments issued prior to May
19, 2010 as Tier 1 capital, including

trust preferred securities and cumulative perpetual preferred stock (subject to a limit of 25%
of Tier 1 capital). However,

non-qualifying capital instruments issued on or after May 19, 2010 would not qualify for Tier 1
capital treatment.
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

At December 31, 2021, CCB’s ratio

of construction, land development and other land loans to total risk-based capital was 71%,
its ratio of total commercial real estate loans to total risk-based capital was 188%

and, therefore, CCB was under the 100% and
300% thresholds, respectively,

set forth in clauses (iii) and (iv) above.

As a result, we are not deemed to have a concentration in
commercial real estate lending under applicable regulatory guidelines.

Prompt Corrective Action
The federal banking agencies are required to take "prompt corrective action" with respect to financial institutions that do not meet minimum capital requirements. The law establishes five categories for this purpose: "well-capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To

be considered "well-capitalized," an
insured depository institution must maintain minimum capital ratios and must not be subject to any order or written directive to
meet and maintain a specific capital level for any capital measure. An institution that fails to remain well-capitalized becomes
subject to a series of restrictions that increase in severity as its capital condition weakens.

Such restrictions may include a
prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The regulations apply only to banks and not to BHCs. However,

the Federal Reserve is authorized to take
appropriate action at the holding company level, based on the undercapitalized status of the holding company's subsidiary banking
institutions. In certain instances relating to an undercapitalized banking institution, the BHC would be required to guarantee the
performance of the undercapitalized subsidiary's capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.
In addition, failure to meet capital requirements may cause an institution to be directed to raise additional capital. Federal law
further mandates that the agencies adopt safety and soundness standards generally relating to operations and management, asset
quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.
Failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including
additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain
conditions, the appointment of a conservator or receiver.
At December 31, 2021, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these
regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings
performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

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

Anti-money Laundering
The Uniting and Strengthening America by Providing Appropriate Tools

Required to Intercept and Obstruct Terrorism

Act of
2001 (the “USA Patriot Act”), provides the federal government with additional powers to address terrorist threats through
enhanced domestic security measures, expanded surveillance powers,

increased information sharing and broadened anti-money
laundering requirements. By way of amendments to the Bank Secrecy

Act, or “BSA,” the USA Patriot Act puts in place measures
intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA Patriot Act impose affirmative obligations on a broad range of financial institutions.
The USA Patriot Act, and BSA Acts and the related federal regulations require banks to establish anti-money laundering
programs that include policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and
to verify the identity of their customers and of beneficial owners of their legal entity customers.
The Anti-Money Laundering Act ("AMLA"), which amends the BSA, was enacted in early 2021. The AMLA is intended to be a
comprehensive reform and modernization of U.S. bank secrecy and anti-money laundering laws. In particular, it codifies a risk-
based approach to anti-money laundering compliance for financial institutions, requires the U.S. Department of the Treasury

to
promulgate priorities for anti-money laundering and countering the financing of terrorism policy,

requires the development of
standards for testing technology and internal processes for BSA compliance,

expands enforcement-

and investigation-related
authority (including increasing available sanctions for certain BSA violations),

and expands BSA whistleblower incentives and
protections.

Many AMLA provisions will require additional rulemakings, reports and other measures, and the impact of the AMLA will
depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement
Network, a bureau of the U.S. Department of the Treasury,

issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud,
transnational crime, drug trafficking, human trafficking

and proliferation financing.

There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Office of
Foreign Assets Control of the U.S. Department of Treasury,

or “OFAC.” OFAC

administers and enforces economic and trade
sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities
related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign

policy or economy of
the United States, based on U.S. foreign policy and national security goals.

OFAC issues regulations

that restrict transactions by
U.S. persons or entities (including banks), located in the U.S. or abroad,

with certain foreign countries, their nationals or
“specially designated nationals.” OFAC

regularly publishes listings of foreign countries and designated nationals that are
prohibited from conducting business with any U.S. entity or individual. While

OFAC is responsible

for promulgating, developing
and administering these controls and sanctions, all of the bank regulatory agencies are responsible for ensuring that financial
institutions comply with these regulations.
Privacy
A variety of federal and state privacy laws govern the collection, safeguarding,

sharing and use of customer information, and
require that financial institutions have policies regarding information privacy and security. The Gramm

-Leach-Bliley Act and
related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies
regarding the sharing of personal information with third parties. Some state laws also protect the privacy of information of state
residents and require adequate security of such data, and certain state laws may require us to notify affected individuals of
security breaches of computer databases that contain their personal information.

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

Accurate Credit Transactions Act, the Mortgage

Disclosure
Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain
disclosures and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans to
clients. CCB must comply with these consumer protection laws and regulations as part of its ongoing client relations.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection
laws that affect our consumer businesses. These include

regulations setting “ability to repay” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards,

which generally require creditors to make a reasonable,
good faith determination of a consumer’s ability

to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe harbor. Also, the more

recent TILA-
RESPA Integrated

Disclosure, or TRID, rules for mortgage closings have impacted our loan applications.

These rules, including
the required loan forms, generally increased the time it takes to approve mortgage loans.
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

Legislative

and Regulatory Responses to the COVID-19

Pandemic
The COVID-19 pandemic has continued to

cause extensive disruptions to

the global economy, to businesses, and to the lives

of
individuals throughout the world.

On March 27, 2020, the Coronavirus

Aid, Relief, and Economic Security

Act, or CARES Act,
was signed into law. The CARES Act was a $2.2 trillion

economic stimulus bill that was

intended to provide relief in

response to
the COVID-19 pandemic. There have

also been a number of regulatory

actions intended to help mitigate

the adverse economic
impact of the COVID-19 pandemic

on borrowers, including several

mandates from the bank regulatory

agencies, requiring
financial institutions to work

constructively with borrowers

affected by the COVID-19 pandemic.

The bank regulatory agencies

ensured that adequate flexibility

will be given to financial

institutions that work with

borrowers
affected by the COVID-19 pandemic and

further indicated that the regulators

would not criticize institutions

that do so in a safe and
sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report

accurate information to credit
bureaus regarding relief provided

to borrowers and have urged the importance

of financial institutions to continue

assisting those
borrowers impacted by the COVID-19

pandemic. In 2020, the bank regulatory

agencies also issued a joint

policy statement to
facilitate mortgage servicers’

ability to place consumers in

short-term payment forbearance

programs. This policy statement

was
followed by an interim final

rule that makes it easier for

consumers to transition out

of financial hardship caused by

the COVID-19
pandemic. The rule makes it clear

that servicers do not violate

Regulation X (which places

restrictions and requirements

upon
lenders, mortgage brokers, or servicers

of home loans related to consumers

when they apply for and receive

mortgage loans) by
offering certain COVID-19-related loss

mitigation options based on an evaluation

of limited application information

collected from
the borrower. A final rule issued by the bank regulatory

agencies on June 28, 2021 permits

servicers to also offer certain COVID-
19 related loan modification options

based on the evaluation of an

incomplete application. Federal

and state moratoria on evictions
and foreclosures that were implemented

during 2020 in response to COVID-19

were extended late

into 2021. Although these
programs generally have expired,

governmental authorities may take

additional actions in the future

to limit the adverse impact

of
COVID-19 on borrowers and tenants.
The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured

loan program
(the “PPP”) to fund operational

costs of eligible businesses,

organizations and self-employed persons

during COVID-19. The PPP
authorized financial institutions

to make federally-guaranteed

loans to qualifying small businesses

and non-profit organizations.
These loans carry an interest

rate of 1% per annum and a maturity

of two years for loans originated

prior to June 5, 2020 and five
years for loans originated on

or after June 5, 2020. The PPP

provides that such loans may

be forgiven if the borrowers meet

certain
requirements with respect to maintaining

employee headcount and payroll and

the use of the loan proceeds after

the loan is
originated. The initial phase of

the PPP, after being extended multiple times by Congress,

expired on August 8, 2020. However, on
January 11, 2021, the SBA reopened the PPP

for First Draw PPP loans to small

businesses and non-profit organizations

that did not
receive a loan through the initial

PPP phase. Further, on January 13, 2021, the

SBA reopened the PPP for Second

Draw PPP loans
to small businesses and non-profit

organizations that did receive a loan

through the initial PPP phase.

Maximum loan amounts were
also increased for accommodation

and food service businesses. Although

the PPP ended in accordance

with its terms on May 31,
2021, outstanding PPP loans continue

to go through the process of either

obtaining forgiveness from the SBA

or pursuing claims
under the SBA guaranty.
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
Market Risks
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
Changes in the difference between short-term

and long-term interest rates may also harm our business. We

generally use short-
term deposits to fund longer-term assets. When interest rates change,

assets and liabilities with shorter terms reprice more quickly than those with longer terms, which could have a material adverse effect on our net interest margin. If market interest rates rise
rapidly, interest rate adjustment

caps may also limit increases in the interest rates on adjustable rate loans, which could further
reduce our net interest income. Additionally,

we believe that due to the current low interest rate environment, the effects of the
repeal of Regulation Q, which previously had prohibited the payment of interest on demand deposits by member banks of the
Federal Reserve System, have not been realized. The increased price competition for deposits that may result upon the return to a
historically normal interest rate environment could adversely affect net interest margins of community banks.
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

These risks can have a material impact on the volume of mortgage originations and refinancings, adversely affecting mortgage
banking revenues and the profitability of our mortgage banking business.

See Item 7.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations under the section captioned
“Net Interest Income” and “Market Risk and Interest Rate Sensitivity” elsewhere in this report for further discussion related to
interest rate sensitivity and our management of interest rate risk.
The fair value of our investments could decline which would cause a reduction in shareowners’ equity.
A large portion of our investment securities portfolio

at December 31, 2021 has been designated as available-for-sale pursuant to
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
Management believes that several factors will affect

the fair values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes in interest rates, the degree of volatility in the securities markets, inflation
rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between
short-term and long-term interest rates; a positively sloped yield curve means short

-term rates are lower than long-term rates).
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
December 31, 2021 was approximately 29,919 shares. Due to the limited trading activity of our common stock, relativity small
trades may have a significant impact on the price of our common stock.
Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact
on its market price.
The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us
and our business. We do

not have any control over securities analysts, and they may not initiate coverage or continue to cover our
common stock. If securities analysts do not cover our common stock,

the lack of research coverage may adversely affect its
market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, our stock
price would likely decline. If one or more of these analysts ceases to cover our Company or fails to publish regular reports on us,
we could lose visibility in the financial markets, which may cause our stock price or trading volume to decline.
We may be adversely impacted by

the transition from LIBOR as a reference

rate.

The United Kingdom’s Financial

Conduct Authority and the administrator of LIBOR have announced that the publication of the
most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”)

settings will cease to be published or cease to be
representative after June 30, 2023.

The publication of all other LIBOR settings ceased to be published as of December

31, 2021.

Given

consumer

protection, litigation, and reputation

risks, the bank regulatory

agencies

have

indicated

that entering

into

new

contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they
will examine bank practices accordingly.

Therefore, the agencies encouraged banks to cease entering into new contracts that use
LIBOR as a reference rate as soon as practicable and in any event by December 31,

2021.

Prior to December 31, 2021, we
discontinued originating LIBOR-based loans.

At December 31, 2021, we have 108 loans totaling approximately $77 million that are indexed to LIBOR.

We believe our

current
portfolio of LIBOR based loan contracts contain the necessary fallback langu age, however, the timing and manner in which each
customer’s contract transitions to a replacement index will vary on a case-by-case basis.

We also have

$34 million in floating rate
investment securities that are indexed

to LIBOR.

We are currently

evaluating fallback language for each investment security.
Lastly, we have two

floating rate subordinated debenture notes totaling $53 million and a related interest rate swap contract for
$30 million that are indexed to LIBOR (Refer to Note 12 – Long Term

Borrowings and Note 5 – Derivatives in our Consolidated
Financial Statements).

The subordinated debenture notes do not contain fallback language allowing for a replacement rate, but
will convert to a fixed rate (LIBOR plus margin) at the time of

LIBOR cessation.

The interest rate swap contract adheres to ISDA
protocol which requires conversion to the fallback SOFR rate at the time of

LIBOR cessation.

There continues to be substantial
uncertainty as to the ultimate effects of the LIBOR transition,

including with respect to the acceptance and use of other
benchmark rates.

Since replacement rates are calculated differently,

payments under contracts referencing new rates will differ
from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR.

COVID-19 Risks
The ongoing global COVID-19 outbreak could harm our

business and results of operations. The magnitude and duration of the pandemic’s impact will depend on future

developments, which are highly uncertain and

are difficult to predict.
The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. Stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders
imposed across the United States to restrict the spread of COVID-19 in 2021 resulted in significant business and operational
disruptions, including business closures, supply chain disruptions,

and mass layoffs and furloughs. Although local jurisdictions were not subject to stay-at-home orders, worker shortages, vaccine and testing requirements, new variants of COVID-19 and
other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and
employment.

The COVID-19 pandemic has had a specific impact

on our business, including: (1) causing some of our borrowers to be unable to
meet existing payment obligations, particularly borrowers disproportionately affected by business shutdowns and travel
restrictions;

(2) requiring us to increase our allowance for loan losses; and (3) affecting consumer and business spending,
borrowing and savings habits. The ultimate risk posed by the COVID-19 pandemic remains highly uncertain; however, COVID-
19 poses a material risk to our business, financial condition and results of operations. Other factors likely to have an adverse
effect on our results of operations include:
●
risks to the capital markets due to the volatility in financial markets that may impact the performance of our investment
securities portfolio;
●
effects on key employees, including operational management

personnel and those charged with preparing, monitoring
and evaluating our financial reporting and internal controls;
●
declines in demand for loans and other banking services and products, as well as increases in our non-performing loans,
owing to the effects of COVID-19 in the markets served by the Bank and on the business of borrowers of the Bank;
●
declines in demand resulting from adverse impacts of the virus on businesses deemed to be “non-essential” by
governments in the markets served by the Bank;
●
reduced fees as we waive certain fees for our customers impacted by the COVID-19 pandemic; and
●
higher operating costs, increased

cybersecurity risks and potential loss of productivity while some of our associates work remotely.
Lastly, our commercial

real estate and multi-family loans are dependent on the profitable operation and mana gement of the
properties securing such loans. The longer the pandemic persists, the stronger the likelihood that COVID-19 could have a
significant adverse impact by reducing the revenue and cash flows of our borrowers, impacting the borrowers’ ability to repay
their loans, increasing the risk of delinquencies and defaults, and reducing the collateral value underlying the loans.
The extent to which the COVID-19 pandemic will ultimately affect our financial condition and results of operations is unknown and will depend, among other things, on the duration of the pandemic,

the actions undertaken by national, state and local
governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of

the vaccines that have
been developed and the ability of pharmaceutical companies and governments to continue to manufacture and distribute those
vaccines, changes to interest rates, and how quickly and to what extent economic conditions improve and normal business and
operating conditions resume. Any one or a combination of these factors could negatively impact our business, financial condition
and results of operations and prospects.
Credit Risks
Our loan portfolio includes loans with a higher risk of loss which could lead to higher loan losses and nonperforming
assets.
We originate

commercial real estate loans, commercial loans, construction loans, vacant land loans, consumer loans, and
residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, vacant land, and
consumer loans may expose a lender to greater credit risk than traditional fixed-rate fully amortizing loans secured by single-
family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real
estate. In addition, these loan types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle.

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

At
December 31, 2021, commercial mortgage loans comprised approximately

34.4% of our total loan portfolio.
● Commercial Loans
. Repayment is generally dependent upon the successful operation of the borrower’s business. In
addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in
value based on the success of the business. At December 31, 2021, commercial loans comprised approximately 11.6%

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

At December 31,
2021, construction loans comprised approximately 9.0% of our total loan

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

At December 31, 2021, vacant land loans comprised
approximately 3.42% of our total loan portfolio.
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

At December 31, 2021, HELOCs comprised approximately 9.7% of our total loan portfolio.
● Consumer Loans
. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all,
with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. At
December 31, 2021, consumer loans comprised approximately 16.7

%

of our total loan portfolio, with indirect auto loans
making up a majority of this portfolio at approximately 93.1% of the total balance.
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

At December 31, 2021, approximately 72% of our loans included real estate as a primary,

secondary, or
tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of
default by the borrower; however, the value

of the collateral may decline during the time the credit is extended. If we are required
to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital
could be adversely affected.
Additionally, at

December 31, 2021, substantially all of our loans secured by real estate are secured by commercial and residential
properties located in Northern Florida and Middle Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies
and foreclosures, which would more greatly affect us than

if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster,

such
as a hurricane, or a man-made disaster could result in a decline in loan originations,

a decline in the value or destruction of
mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We

may suffer
further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse
impact on our results of operations and financial condition.
Our concentration in loans secured by real estate

may increase our credit losses, which would negatively

affect our
financial results.

Due to the lack of diversified industry within the markets served by CCB and the relatively close proximity of our geographic
markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically,

due to the
nature of our markets, a significant portion of the portfolio has historically been secured with real estate. At December 31, 2021,
approximately 38% and 34% of our $1.931 billion loan portfolio was secured by commercial real estate and residential real estate,
respectively. As of

this same date, approximately 9% was secured by property under construction.

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
At December 31, 2021, our allowance for credit losses for loans held for investment was $21.6 million, which represented
approximately 1.12% of our total loans held for investment.

We had $4.3

million in nonaccruing loans at December 31, 2021.

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

Liquidity Risks
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

In particular, a majority of our liabilities during

2021 were checking accounts and other liquid
deposits, which are generally payable on demand or upon short notice.

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

financial condition.
We may be unable to pay dividends in the

future.
In 2021, our Board of Directors declared four quarterly cash dividends.

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

Regulatory and Compliance Risks
We are subject to

extensive regulation, which could restrict our

activities and impose financial requirements or limitations
on the conduct of our business.
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

Considerations” on page 10.

U.S. federal banking agencies may require us to

increase our regulatory capital, long-term

debt or liquidity requirements,
which could result in the need to issue additional qualifying securities or to take other actions, such as to sell company
assets.
We are subject

to U.S. regulatory capital and liquidity rules. These rules, among other things,

establish minimum requirements to
qualify as a well-capitalized institution. If CCB fails to maintain its status as well capitalized under the applicable regulatory
capital rules, the Federal Reserve will require us to agree to bring the bank back to well-capitalized status. For the duration of
such an agreement, the Federal Reserve may impose restrictions on our activities. If we were to fail to enter into or comply with
such an agreement or fail to comply with the terms of such agreement, the Federal

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

Bank Secrecy Act/anti-money laundering compliance. Consequently, numerous formal enforcement actions have been instituted against financial institutions. If CCB’s policies, procedures

and
systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or
may acquire in the future are deficient, CCB would be subject to liability,

including fines and regulatory actions such as
restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed

with certain aspects of its
business plan, including its acquisition plans.

Fee revenues from overdraft protection

programs constitute a significant portion of our noninterest income and may be
subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft protection programs offered to our customers represent a
significant portion of our noninterest income. In 2021, the Company collected approximately $9.9 million in net overdraft
transaction fees. In recent months, certain members of Congress and the leadership of the CFPB have expressed a heightened
interest in bank overdraft protection programs. In December 2021,

the CFPB published a report providing data on banks’
overdraft and non-sufficient funds fee revenues as well as observations regarding consumer protection issues relating to
participation in such programs. The CFPB has indicated that it intends to pursue enforcement actions against banking
organizations, and their executives, that oversee

overdraft practices that are deemed to be unlawful. In addition, the Comptroller of the Currency has identified potential options for reform of national bank overdraft protection practices, including providing a
grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.

In response to this increased congressional and regulatory scrutiny,

and in anticipation of enhanced supervision and enforcement
of overdraft protection practices in the future, certain banking organizations have begun to modify their overdraft protection
programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as
well as any adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement
policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may
have a negative impact on our revenue and earnings, which, in turn, could have an adverse effect on our financial condition and
results of operations. In addition, as supervisory expectations and industry practices regarding overdraft
Operational Risks
Many types of operational risks can affect our earnings negatively.
We regularly

assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our
risk management framework may not be effective in

all cases. Factors that can impact operations and expose us to risks varying in size, scale and scope include:
●
failures of technological systems or breaches of security measures, including,

but not limited to, those resulting from
computer viruses or cyber-attacks;
●
unsuccessful or difficult implementation of computer

systems upgrades;
●
human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;
●
theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external
third parties;
●
breakdowns in processes, breakdowns in internal controls or failures of the systems and facilities that support our
operations;
● deficiencies in services or service delivery;
●
negative developments in relationships with key counterparties, third-party vendors, or employees in our day-to-day
operations; and
●
external events that are wholly or partially beyond our control, such as pandemics, geopolitical events, political unrest,
natural disasters or acts of terrorism.
While we have in place many controls and business continuity plans designed to address these factors and others, these plans may
not operate successfully to mitigate these risks effectively.

If our controls and business continuity plans do not mitigate the associated risks successfully,

such factors may have a negative impact on our business, financial condition or results of
operations. In addition, an important aspect of managing our operational risk is creating a risk culture in which all employees
fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job
functions. We

continue to enhance our risk management program to support our risk culture. Nonetheless,

if we fail to provide the
appropriate environment that sensitizes all of our employees to managing risk, our business could be impacted adversely.

We are subject to

certain operational risks, including, but not limited to, customer,

employee or third-party fraud and
data processing system failures and errors.
We rely on

the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss
resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company,

the
execution of unauthorized transactions by employees, errors relating to transaction processing and technology,

breaches of our
internal control systems and compliance requirements. Insurance coverage may not be available for such losses, or where
available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a
result of operational deficiencies or as a result of non-compliance with applicable regulatory standards, adverse business decisions
or their implementation, or customer attrition due to potential negative publicity. In the event of a breakdown

in our internal
control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory
action, and/or suffer damage to our reputation.
Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact

on
our business and operations.
Pandemics, including the continuing COVID-19 pandemic, natural disasters, global climate change, acts of terrorism, global
conflicts or other similar events have in the past, and may in the future have,

a negative impact on our business and operations.
These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price

levels, or
disruptions in general economic activity in the United States or abroad,

or in financial market settlement functions. In addition,
these or similar events may impact economic growth negatively,

which could have an adverse effect on our business and
operations and may have other adverse effects on us in

ways that we are unable to predict.
Our business operations could be disrupted if significant portions of our workforce were unable to work effectively,

including
because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Further,

work-from-
home and other modified business practices may introduce additional operational risks, including cybersecurity and execution
risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.
The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in
declines in local loan demand, liquidity of loan guarantors, loan collateral

(particularly in real estate), loan originations and
deposit availability.
Litigation may adversely affect our results.
We are subject

to litigation in the ordinary course of business. Claims and legal actions, including supervisory actions by our
regulators, could involve large monetary claims and significant defense costs. The outcome of litigation and regulatory matters as well as the timing of ultimate resolution are inherently difficult to predict.
Actual legal and other costs of resolving claims may be greater than our legal reserves. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted,

could materially adversely affect our results of operations and financial condition.
In addition, governmental authorities have, at times, sought criminal penalties against companies in the financial services sector for violations, and, at times, have required an admission of wrongdoing from financial institutions in connection with resolving
such matters. Criminal convictions or admissions of wrongdoing in a settlement with the government can lead to greater exposure in civil litigation and reputational harm.
Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause
significant reputational harm, which adversely impact our business prospects.

Further, we may be exposed to substantial
uninsured liabilities, which could adversely affect

our results of operations and financial condition.

Strategic Risks
Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.
We face vigorous

competition for deposits, loans and other financial services in our market area from other banks and financial
institutions, including savings and loan associations, savings banks,

finance companies and credit unions. A number of our
competitors are significantly larger than we are and have greater access to capital and other resources. Many of our competitors also have higher lending limits, more expansive branch networks, and offer a wider array of financial products and services. To

a
lesser extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms,
consumer finance companies, insurance companies and gov

ernmental organizations, which may offer financial

products and
services on more favorable terms than we are able to. Many of our non-bank competitors are not subject to the same extensive
regulations that govern our activities. As a result, these non-bank competitors have advantages over us in providing certain
services. The effect of this competition may reduce or

limit our margins or our market share and may adversely affect our results
of operations and financial condition.
Our directors, executive officers, and principal shareowners,

if acting together,

have substantial control over all matters
requiring shareowner approval,

including changes of control. Because Mr.

William G. Smith, Jr.

is a principal
shareowner and our Chairman, President, and Chief

Executive Officer and Chairman of CCB, he has substantial

control
over all matters on a day-to-day basis.
Our directors, executive officers, and principal shareowners beneficially owned approximately 23.7%

of the outstanding shares of
our common stock at December 31, 2021.

William G. Smith, Jr.,

our Chairman, President and Chief Executive Officer
beneficially owned 17.2% of our shares as of that date.

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
These directors, executive officers, and principal

shareowners may also have interests that differ from yours and may vote in a
way with which you disagree, and which may be adverse to your interests. The concentration of ownership may have the effect of
delaying, preventing or deterring a change of control of our company,

could deprive our shareowners of an opportunity to receive
a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common
stock. You

may also have difficulty changing management, the composition of the Board of Directors, or the general direction of
our Company.
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

Reputational Risks
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. Harm to our reputation
can arise from various sources, including officer,

director or employee fraud, misconduct and unethical behavior,

security
breaches, litigation or regulatory outcomes, compensation practices, lending practices, the suitability or reasonableness of
recommending particular trading or investment strategies,

including the reliability of our research and models, prohibiting clients from engaging in certain transactions and employee sales practices. Additionally,

our reputation may be harmed by failing to
deliver products, subpar standards of service and quality expected by our customers, clients and the community,

compliance
failures, the inability to manage technology change or maintain effective data management, cyber incidents, internal and external
fraud, inadequacy of responsiveness to internal controls, unintended disclosure of personal, proprietary or confidential
information, conflicts of interest and breach of fiduciary obligations,

the handling of health emergencies or pandemics, and the
activities of our clients, customers, counterparties and third parties, including vendors. Our reputation may also be negatively
impacted by our environmental, social, and governance practices and disclosures,

our businesses and our customers, including
practices and disclosures related to climate change. Actions by the financial services industry generally or by certain members or
individuals in the industry also can adversely affect our reputation.

In addition, adverse publicity or negative information posted on social media by employees, the media or otherwise, whether or not factually correct, may adversely impact our business
prospects or financial results.
We are subject

to complex and evolving laws and regulations regarding privacy,

know-your-customer requirements, data
protection, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and
commercial privacy vary considerably in different

jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid.

It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices,

or that is inconsistent with one another.

If
personal, confidential or proprietary information of customers or clients in our possession, or in the possession of third parties
(including their downstream service providers) or financial data aggregators,

is mishandled, misused or mismanaged, or if we do
not timely or adequately address such information, we may face regulatory,

reputational and operational risks which could
adversely affect our financial condition and

results of operations.
We could

suffer reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of
potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous
transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to
adequately address, conflicts of interest could affect the

willingness of clients to use our products and services, or give rise to litigation or enforcement actions, which could adversely affect our business.
Our actual or perceived failure to address these and other issues, such as operational risks, gives rise to reputational risk that could harm us and our business prospects. Failure to appropriately address any of these issues could also give rise to additional
regulatory restrictions, legal risks and reputational harm,

which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties, and cause us to incur related
costs and expenses.
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
The potential for debit and credit card fraud against us or our clients and our third-party service providers is a serious issue. Debit
and credit card fraud is pervasive, and the risks of cybercrime are complex and continue to evolve. In view of the recent high-
profile retail data breaches involving client personal and financial information,

the potential impact on us and any exposure to
consumer losses and the cost of technology investments to improve security could cause losses to us or our clients, damage to our
brand, and an increase in our costs.
Item 1B.

Unresolved Staff Comments

None.
Item 2.

Properties
We are headquartered

in Tallahassee, Florida.

Our executive office is in the Capital City Bank building located on the corner of
Tennessee and

Monroe Streets in downtown Tallahassee.

The building is owned by CCB, but is located on land leased under a long-term agreement.
At December 31, 2021, Capital City Bank had 57 banking offices.

Of these locations, we lease the land, buildings, or both at six locations and own the land and buildings at the remaining 51. CCHL had 26 loan production offices, all of which were leased.

Capital City Strategic Wealth,

Inc. maintained five offices, all of which were leased.

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

of 1,157 shareowners
of record at February 25, 2022.
The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash
dividends declared for each quarter during the past two years.

2021 2020
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Common stock price:
High

$ 29.00 $ 26.10 $ 27.39 $ 28.98 $ 26.35 $ 21.71 $ 23.99 $ 30.62
Low

24.77 22.02 24.55 21.42 18.14 17.55 16.16 15.61
Close

26.40 24.74 25.79 26.02 24.58 18.79 20.95 20.12
Cash dividends per share

0.16 0.16 0.15 0.15 0.15 0.14 0.14 0.14
Florida law and Federal regulations impose restrictions

on our ability to pay dividends and limitations on the amount of dividends that the Bank can pay annually to us.

See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business
section on page 11 and 13, Item 1A. “Market

Risks” in the Risk Factors section on page 19, Item 7. “Liquidity and Capital
Resources – Dividends” – in Management's Discussion and Analysis of Financial

Condition and Operating Results on page 55
and Note 17 in the Notes to Consolidated Financial Statements.
Performance Graph
This performance graph compares the cumulative total shareowner return on our common stock with the cumulative total
shareowner return of the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index

for the past five years.

The graph
assumes that $100 was invested on December 31, 2016 in our common stock and each of the above indices, and that all dividends
were reinvested.

The shareowner return shown below represents past performance and should not be considered indicative of
future performance.

Total Return Performance
Capital City Bank Group, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
Index Value
350
300
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

Period Ending
Index 12/31/16 12/31/17 12/31/18 12/31/19 12/31/20 12/31/21
Capital City Bank Group, Inc.

$ 100.00 $ 113.28 $ 116.11 $ 155.53 $ 128.55 $ 141.44
Nasdaq Composite

100.00 129.64 125.96 172.18 249.51 304.85
SNL $1B-$5B Bank Index

100.00 104.33 87.06 109.22 99.19 138.09

Item 6. Selected Financial Data
(Dollars in Thousands, Except Per Share Data) 2021 2020 2019
Interest Income $ 106,351 $ 106,197 $ 112,836
Net Interest Income 102,861 101,326 103,343
Provision for Credit Losses (1,553) 9,645 2,027
Noninterest Income 107,545 111,165 53,053
Noninterest Expense (1) 162,508 149,962 113,609
Income Attributable to Noncontrolling Interests (2) (6,220) (11,078) -
Net Income Attributable to CCBG 33,396 31,576 30,807
Per Common Share:
Basic Net Income $ 1.98 $ 1.88 $ 1.84
Diluted Net Income 1.98 1.88 1.83
Cash Dividends Declared 0.62 0.57 0.48
Diluted Book Value 22.63 19.05 19.40
Diluted Tangible Book Value (3) 17.12 13.76 14.37
Performance Ratios:
Return on Average Assets 0.84% 0.93% 1.03%
Return on Average Equity 9.92 9.36 9.72
Net Interest Margin (FTE) 2.83 3.30 3.85
Noninterest Income as % of Operating Revenues 51.11 52.32 33.92
Efficiency Ratio 77.11 70.43 72.40
Asset Quality:
Allowance for Credit Losses ("ACL") $ 21,606 $ 23,816 $ 13,905
ACL to Loans Held for Investment ("HFI") 1.12% 1.19% 0.75%
Nonperforming Assets ("NPAs") 4,339 6,679 5,425
NPAs to Total

Assets
0.10 0.18 0.18
NPAs to Loans HFI plus OREO 0.22 0.33 0.29
ACL to Non-Performing Loans 499.93 405.66 310.99
Net Charge-Offs to Average Loans HFI (0.03) 0.12 0.13
Capital Ratios:
Tier 1 Capital 16.14% 16.19% 17.16%
Total Capital 17.15 17.30 17.90
Common Equity Tier 1 Capital 13.86 13.71 14.47
Tangible Common Equity (3) 6.95 6.25 8.06
Leverage 8.95 9.33 11.25
Equity to Assets 8.99 8.45 10.59
Dividend Pay-Out 31.31 30.32 26.23
Averages for the Year:
Loans Held for Investment $ 2,000,563 $ 1,957,576 $ 1,811,738
Earning Assets 3,652,486 3,083,675 2,697,098
Total Assets 3,984,064 3,391,071 2,987,056
Deposits 3,406,886 2,844,347 2,537,489
Shareowners’ Equity 336,821 337,313 317,072
Year

-End Balances:
Loans Held for Investment $ 1,931,465 $ 2,006,426 $ 1,835,929
Earning Assets 3,949,111 3,475,904 2,806,913
Total Assets 4,263,849 3,798,071 3,088,953
Deposits 3,712,862 3,217,560 2,645,454
Shareowners’ Equity 383,166 320,837 327,016
Other Data:
Basic Average Shares Outstanding 16,862,932 16,784,711 16,769,507
Diluted Average Shares Outstanding 16,892,947 16,821,950 16,827,413
Shareowners of Record (4) 1,157 1,201 1,243
Banking Locations (4) 57 57 57
Full-Time Equivalent Associates (4)(5) 954 954 796
(1)

For 2021, includes pension settlement charge of $3.1 million
(2)

Acquired 51% membership interest in Brand Mortgage Group, LLC, re-named as Capital City Home Loans,

on March 1, 2020 - fully consolidated
(3)

Diluted tangible book value and tangible common equity

ratio are non-GAAP financial measures. For additional information, including a reconciliation to GAAP, refer

to page 34
(4)

As of February 25th of the following year.
(5)

Reflects 748 full-time equivalent associates at Core CCBG and

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

The generally accepted accounting
principles (“GAAP”) to non-GAAP reconciliation for selected year-to-date financial data is provided below.
Non-GAAP Reconciliation - Selected Financial Data
(Dollars in Thousands, except per share data) 2021 2020 2019
Shareowners' Equity (GAAP) $ 383,166 $ 320,837 $ 327,016
Less: Goodwill and Other Intangibles (GAAP) 93,253 89,095 84,811
Tangible Shareowners' Equity (non-GAAP) A 289,913 231,742 242,205
Total Assets (GAAP) 4,263,849 3,798,071 3,088,953
Less: Goodwill and Other Intangibles (GAAP) 93,253 89,095 84,811
Tangible Assets (non-GAAP) B $ 4,170,596 $ 3,708,976 $ 3,004,142
Tangible Common Equity Ratio (non-GAAP) A/B 6.95% 6.25% 8.06%
Actual Diluted Shares Outstanding (GAAP) C 16,935,389 16,844,997 16,855,161
Tangible Book Value

per Diluted Share (non-GAAP)
A/C 17.12 13.76 14.37

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
“Off-Balance Sheet Arrangements,” and “Accounting Policies.”

The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during
2021 compares with prior years.

Throughout this section, Capital City Bank Group, Inc., and its subsidiaries,

collectively,

are
referred to as “CCBG,” “Company,”

“we,” “us,” or “our.”
CAUTION CONCERNING FORWARD

-LOOKING STATEMENTS
This Annual Report on Form 10-K, including this MD&A section, contains “forward

-looking statements” within the meaning of
the Private Securities Litigation Reform Act of 1995.

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

We provide

a full range of banking services, including traditional deposit and credit services, mortgage banking, asset management, trust, merchant services,

bankcards, securities brokerage services and financial
advisory services, including the sale of life insurance, risk management and asset protection services. The Bank has 57 banking
offices and 86 ATMs/ITMs

in Florida, Georgia and Alabama.

Through Capital City Home Loans, LLC, a Georgia limited
liability company (“CCHL”), we have 26 additional offices

in the Southeast for our mortgage banking business.

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

In
2021, we initiated a new five year strategic plan “2025 In Focus” that will guide us in the areas of client experience, channel
optimization, market expansion, and culture.

As part of 2025 In Focus, we aim to take our brand of relationship banking to the next level, further deepen relationships within our communities, expand into new higher growth markets, diversify our revenue
sources, invest in new technology that will support the expansion of client relationships and scale within our lines of business and drive higher profitability.

Markets
.

We maintain a blend

of large and small markets in Florida and Georgia

all in close proximity to major interstate
thoroughfares such as Interstates I-10 and I-75.

Our larger markets include Tallahassee

(Leon County, Florida), Gainesville
(Alachua County, Florida),

Macon (Bibb County,

Georgia),

and Suncoast (Hernando/Pasco/Citrus, Florida).

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

Recent Acquisition/Expansion Activity
.

In 2020, we began our expansion into the western panhandle area of Florida by opening a
full-service banking office in Bay County,

Florida and a loan production office in Walton

County with plans to open a full-service
banking office in Walton

County in late 2022.

In 2021, we began our expansion plans into the Northern Arc of Atlanta (Gwinne tt
and Cobb counties) with plans for opening a full-service office in Gwinnett in late 2022.

Further, we will expand our presence
and commitment to our Gainesville market, opening a third full-service banking office in early 2023.

Significant progress was
made in 2021 in hiring leadership and banking teams in the Northern Arc and

Walton markets.
On March 1, 2020, CCB completed its acquisition of a 51% membership interest in Brand Mortgage Group, LLC (“Brand”)
which is now operated as a Capital City Home Loans (“CCHL”) – Refer to

Note 1 – Significant Accounting Policies/Business
Combination for additional information on this transaction.

On April 30, 2021, a newly formed subsidiary of CCBG, Capital City Strategic Wealth,

LLC (“CCSW”) acquired substantially all
of the assets of Strategic Wealth

Group, LLC and certain related businesses (“SWG”) – Refer to Note 1 –

Significant Accounting
Policies/Business Combination for additional information

on this transaction.
EXECUTIVE OVERVIEW
For 2021, net income attributable to common shareowners totaled $33.4 million, or $1.98 per diluted share, compared to net
income of $31.6 million, or $1.88 per diluted share for 2020 and $30.8 million, or $1.83 per diluted share, for 2019.
The increase in net income attributable to common shareowners for 2021 was attributable to a decrease in the provision for credit
losses of $11.2 million, higher net interest income

of $1.5 million and lower income taxes of $0.4 million, partially offset by
higher noninterest expense of $12.5 million and lower noninterest income of $3.6 million.

Net income attributable to common
shareowners included a $4.9 million decrease in the deduction to record the 49% non-controlling interest in the earnings of CCHL.

The increase in net income attributable to common shareowners for 2020 reflected higher noninterest income of $58.1 million,
partially offset by higher noninterest expense of $36.4

million, a $7.6 million increase in the provision for credit losses, lower net interest income of $2.0 million, and higher income taxes of $0.2 million.

Net income attributable to common shareowners
included an $11.1 million deduction

to record the 49% non-controlling interest in the earnings of CCHL which was fully consolidated in CCBG’s financial

statements on March 1, 2020.
Below are Summary Highlights

that impacted our performance for 2021:
●
2021 net income attributable to common shareowners

totaled $33.4 million, a record

year
●
Operating revenues (excluding mortgage

revenues and SBA PPP loan income) improved

1.4%

●
CCHL contributed $0.23 per share versus $0.52

per share in 2020

●
Average loans, excluding PPP loans,

grew $76 million and average investment securities increased

$203 million
●
Negative credit loss provision

of $1.6 million
●
Noninterest expense included pension

settlement charges totaling $3.1 million or $0.15 per share
●
Average Deposits grew

$563 million, or 19.8%, reflective of government

stimulus related inflows
●
Capital growth of $62.3 million ($3.69 per share),

or 19.4%, reflective of strong earnings

and a favorable adjustment of
$34.1 million related to our year-end

pension plan re-measurement
For more detailed information, refer to the following additional sections of the

MD&A “Results of Operations” and “Financial
Condition”.

RESULTS

OF OPERATIONS
A condensed earnings summary for the last three years is presented in Table

1 below:
Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share

Data)
2021 2020 2019
Interest Income $ 106,351 $ 106,197 $ 112,836
Taxable Equivalent

Adjustments
349 430 526
Total Interest Income

(FTE)
106,700 106,627 113,362
Interest Expense 3,490 4,871 9,493
Net Interest Income (FTE) 103,210 101,756 103,869
Provision for Credit Losses (1,553) 9,645 2,027
Taxable Equivalent

Adjustments
349 430 526
Net Interest Income After Provision for Credit Losses 104,414 91,681 101,316
Noninterest Income 107,545 111,165 53,053
Noninterest Expense 162,508 149,962 113,609
Income Before Income Taxes 49,451 52,884 40,760
Income Tax Expense

9,835 10,230 9,953
Income Attributable to Noncontrolling Interests (6,220) (11,078) -
Net Income Attributable to Common Shareowners $ 33,396 $ 31,576 $ 30,807
Basic Net Income Per Share $ 1.98 $ 1.88 $ 1.84
Diluted Net Income Per Share $ 1.98 $ 1.88 $ 1.83
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
For 2021, our taxable equivalent net interest income increased $1.5 million, or 1.4%. This follows a decrease of $2.1 million, or
2.0% in 2020.

The increase in 2021 was primarily

due to higher small business (“SBA PPP”) loan income combined with a lower
cost of funds, partially offset by lower income from the investment portfolio due to lower reinvestment rates. The decrease in
2020 was driven primarily by lower rates for most of the year,

which negatively impacted our variable and adjustable rate earning assets.

Partially offsetting this decline was a lower cost of funds.

For 2021, taxable equivalent interest income increased $0.1 million,

or 0.1%, over 2020.

For 2020, taxable equivalent interest
income decreased $6.7 million, or 5.9%, from 2019.

The increase in 2021

was primarily due to fee income on SBA PPP loans
partially offset by lower rates on earning assets. The decline in 2020 was primarily due to lower rates on earning assets.
For 2021, interest expense decreased $1.4 million, or 28.4%, from 2020.

For 2020, interest expense decreased $4.6 million, or
48.7%, from 2019.

The decline in both years was primarily due to lower rates on our negotiated rate deposits which are tied to an
adjustable rate index.

Our cost of funds decreased six basis points to 10 basis points in 2021 and decreased

19 basis points to 16
basis points in 2020.

The decrease in both years was primarily due to lower interest rates paid on our negotiated rate products.

Our interest rate spread (defined as the taxable-equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 43 basis points in 2021 and decreased 43 basis points in 2020.

Our net interest margin (defined as
taxable-equivalent interest income less interest expense divided by average earning assets) of 2.83% in 2021 was a 47 basis point
decrease from 2020.

The net interest margin of 3.30% in 2020 was a 55 basis point decrease from

2019.

The decline in the
interest rate spread and net interest margin in both years was primarily due to lower yielding earning assets due to lower rates, in
addition to strong growth in lower yielding overnight funds.

The Federal Open Market Committee (FOMC) did not change the federal funds target rate range of 0.00% - 0.25% during 2021.
As 2021 progressed, the market began to anticipate more aggressive rate increases for 2022 than initially expected, ending 2021
with estimates of three rate increases of 25 basis points each by the end of 2022.

As we continue to closely monitor and manage
our net interest margin,

we review and implement various loan strategies that align with our overall risk appetite to enhance our
performance on an ongoing basis.

We continue

to maintain relatively short duration portfolios on both sides of the

Statement of
Financial Condition and believe we are well positioned to respond to changing market conditions.

Table 2
AVERAGE

BALANCES AND INTEREST RATES
2021 2020 2019
(Taxable Equivalent Basis - Dollars
in Thousands)
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
ASSETS
Loans Held for Sale (1)(2) $ 78,328 $ 2,555 3.24% $ 81,125 $ 2,895 3.57%
$
10,349 $ 471 4.55%
Loans Held for Investment (1)(2) 2,000,563 94,332 4.76 1,957,576 92,261 4.71 1,811,738 94,191 5.20
Taxable Investment Securities 778,953 8,724 1.12 574,199 10,176 1.77 612,541 13,123 2.14
Tax-Exempt Investment Securities (2) 3,772 91 2.39 5,123 124 2.42 24,471 390 1.60
Fed Funds Sold & Int Bearing Dep 790,870 998 0.13 465,652 1,171 0.25 237,999 5,187 2.18
Total Earning Assets 3,652,486 106,700 2.92% 3,083,675 106,627 3.46% 2,697,098 113,362 4.20%
Cash & Due From Banks 72,409 68,386 52,453
Allowance for Credit Losses (22,960) (20,690) (14,622)
Other Assets 282,129 259,700 252,127
TOTAL ASSETS $ 3,984,064 $ 3,391,071 $ 2,987,056
LIABILITIES
NOW Accounts $ 965,320 $ 294 0.03% $ 826,280 $ 930 0.11%
$
805,134 $ 5,502 0.68%
Money Market Accounts 278,606 134 0.05 235,931 223 0.09 235,845 946 0.40
Savings Accounts 537,023 263 0.05 423,529 207 0.05 370,430 182 0.05
Time Deposits 102,220 148 0.14 104,393 188 0.18 113,499 210 0.19
Total Interest Bearing Deposits 1,883,169 839 0.04% 1,590,133 1,548 0.10% 1,524,908 6,840 0.45%
Short-Term Borrowings 53,511 1,360 2.54 69,119 1,690 2.44 9,275 109 1.19
Subordinated Notes Payable 52,887 1,228 2.29 52,887 1,472 2.74 52,887 2,287 4.26
Other Long-Term Borrowings 1,887 63 3.33 5,304 161 3.03 7,393 257 3.48
Total Interest Bearing Liabilities 1,991,454 3,490 0.18% 1,717,443 4,871 0.28% 1,594,463 9,493 0.60%
Noninterest Bearing Deposits 1,523,717 1,254,214 1,012,581
Other Liabilities 111,567 72,400 62,940
TOTAL LIABILITIES 3,626,738 3,044,057 2,669,984
Temporary Equity 20,505 9,701 -
TOTAL SHAREOWNERS’
EQUITY
336,821 337,313 317,072
TOTAL LIABILITIES,
TEMPORARY EQUITY AND
SHAREOWNERS' EQUITY
$ 3,984,064 $ 3,391,071 $ 2,987,056
Interest Rate Spread 2.75% 3.18% 3.61%
Net Interest Income $ 103,210 $ 101,756 $ 103,869
Net Interest Margin (3) 2.83% 3.30% 3.85%
(1)

Average balances include net loan fees, discounts and premiums, and nonaccrual loans.

Interest income includes loan fees of $6.6 million for 2021,

$2.6 million for 2020, and $0.9 million for 2019.

SBA PPP loans averaged $92.4 million in 2021 and $125.4

million in 2020.
(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate.
(3)

Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME

ANALYSIS
(1)
2021 vs. 2020 2020 vs. 2019
(Taxable Equivalent Basis -
Dollars in Thousands)
Increase (Decrease) Due to Change In Increase (Decrease) Due to Change In
Total Calendar (3) Volume Rate Total Calendar (3) Volume Rate
Earnings Assets:
Loans Held for Sale (2) $ (340) $ (8) $ (100) $ (232) $ 2,452 $ 1 $ 3,222 $ (771)
Loans Held for Investment
(2)
2,071 (252) 2,092 231 (1,958) 258 7,773 (9,989)
Taxable Investment Securities (1,451) (28) 3,657 (5,080) (2,947) 36 (857) (2,126)
Tax-Exempt Investment Securities
(2)
(34) - (33) (1) (266) 1 (309) 42
Funds Sold (173) (3) 821 (991) (4,016) 14 4,948 (8,978)
Total $ 73 $ (291) $ 6,437 $ (6,073) (6,735) $ 310 $ 14,777 $ (21,822)
Interest Bearing Liabilities:
NOW Accounts $ (636) $ (3) $ 159 $ (792) (4,572) $ 15 $ 130 $ (4,717)
Money Market Accounts (89) (1) 44 (132) (723) 3 - (726)
Savings Accounts 56 - 56 - 25 1 24 -
Time Deposits (40) (1) (3) (36) (22) 1 (18) (5)
Short-Term Borrowings (330) (4) (383) 57 1,581 1 716 864
Subordinated Notes Payable (244) (4) - (240) (815) 6 - (821)
Other Long-Term Borrowings (98) - (104) 6 (96) 1 (73) (24)
Total $ (1,381) $ (13) $ (231) $ (1,137) (4,622) $ 28 $ 779 $ (5,429)
Changes in Net Interest Income $ 1,454 $ (278) $ 6,668 $ (4,936) $ (2,113) $ 282 $ 13,998 $ (16,393)
(1)

This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for interest earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes. SBA PPP loan income totaled $7.9 million in 2021 and

$3.2 million in 2020.
(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate to adjust on tax-exempt loans and securities and securities to a taxable equivalent basis.
(3)

Reflects one extra calendar day in 2020.
Provision for Credit Losses
For 2021, we recorded a provision benefit of $1.6 million ($2.8 million benefit for loans HFI and $1.2 million expense for
unfunded loan commitments)

compared to provision expense of $9.6 million for 2020 ($9.0 million expense for loans HFI and
$0.6 million expense for unfunded loan commitments), and $2.0 million for 2019.

Prior to 2020, the provision for unfunded loan
commitments was recorded in other expense.

We discuss the various

factors that have impacted our provision expense in more
detail under the heading Allowance for Credit Losses.
Noninterest Income
For 2021, noninterest income totaled $107.5 million, a $3.6 million decrease from 2020 primarily attributable to lower mortgage
banking revenues of $10.9 million, partially offset by

strong gains in wealth management fees of $2.7 million, bank card fees of
$2.2 million, and deposit fees of $1.1 million.

The decline in mortgage banking revenues was driven generally by lower refinancing activity,

a shift in production mix (lower government versus conventional product), and lower market driven gain on
sale margins.

The increase in deposit fees reflected the conversion, in the third quarter of

2021, of the remaining free checking
accounts to a monthly maintenance fee account type.

The increase in wealth management fees was primarily attributable to higher retail brokerage transaction volume and advisory accounts added from the acquisition of Capital City Strategic Wealth

on
April 30, 2021.

To a lesser extent, higher trust fees contributed

to the increase in wealth management fees driven by higher assets under management.

The increase in bank card fees generally reflected an increase in card-not-present debit card transactions and
increased consumer spending.

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

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 51.11%

in 2021,
52.32% in 2020, and 33.92% in 2019.

The addition of CCHL mortgage banking revenues was the primary factor driving the
improvement in this metric in 2020.

In 2021, lower mortgage banking revenues drove the decrease in the percentage

.

The table
below reflects the major components of noninterest income.
Table 4
NONINTEREST INCOME
(Dollars in Thousands) 2021 2020 2019
Deposit Fees $ 18,882 $ $ 17,800 $ 19,472
Bank Card Fees 15,274 13,044 11,994
Wealth Management

Fees
13,693 11,035 10,480
Mortgage Banking Revenues 52,425 63,344 5,321
Other 7,271 5,942 5,786
Total Noninterest

Income
$ 107,545 $ $ 111,165 $ 53,053
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

For 2021, deposit fees (service charge fees, insufficient

fund/overdraft fees (“NSF/OD”), and business account
analysis fees) totaled $18.9 million compared to $17.8 million in 2020 and $19.5 million in 2019.

The $1.1 million, or 6.1%,
increase in 2021 reflected the conversion, in the third quarter of 2021, of the remaining free checking accounts to a monthly
maintenance fee account type.

The $1.7 million, or 8.6%, decrease in 2020 was attributable to lower NSF/OD fees and reflected
the impact of significant government stimulus in the second quarter related to the COVID-19 pandemic.

For the second quarter of
2020, fees were down $1.3 million compared to the first quarter of 2020 and reflected lower utilization of our overdraft product as
consumer and business demand for this service was reduced by the impact of the significant cash stimulus provided by the
economic impact payments (EIP) and SBA PPP loans.

The decline in fees realized in the second quarter reversed in the third and fourth quarters of 2020 as employment conditions and economic activity began to recover resulting in higher utilization of our
overdraft product.

Bank Card Fees
.

Bank card fees totaled $15.3 million in 2021 compared to $13.0 million in 2020 and $12.0 million in 2019.

Bank card fees reflected strong growth in 2021 and 2020 and generally reflected an increase in card-not-present debit card
transactions and increased on-line spending by our clients.

An account acquisition initiative that began in early 2019 and various debit and credit card promotions have also contributed to the increases.

Wealth

Management Fees
.

Wealth management fees

including both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $13.7 million in 2021 compared to
$11.0 million in 2020 and $10.5 million in 201

9.

The increase in fees for 2021 reflected higher retail brokerage fees of $1.8 million and trust fees of $0.8 million.

Higher retail brokerage transaction volume and advisory accounts added from the
acquisition of Capital City Strategic Wealth

on April 30, 2021 drove the increase in retail brokerage fees.

The increase in trust
fees was primarily attributable to an increase in assets under management.

The increase in fees for 2020 was attributable to a $0.3
million increase in retail brokerage fees and a $0.2 million increase in trust fees.

Higher transactions volumes and the addition of
new investment advisors drove the increase in retail brokerage fees in 2020.

Growth in assets under management contributed to
the growth in trust fees in 2020.

At December 31, 2021, total assets under management were approximately

$2.324 billion
compared to $1.979 billion at December 31, 2020 and $1.774 billion at December 31, 2019.
Mortgage Banking Revenues
.

Mortgage banking revenues totaled $52.4 million in 2021 compared to $63.3 million in 2020 and
$5.3 million in 2019.

The decrease in 2021 was driven generally by lower refinancing volume,

a shift in production mix (lower
government versus conventional product), and lower market driven gain on sale margins.

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
warehouse

funding within Note 4 - Mortgage Banking Activities in the Notes to Consolidated Financial

Statements.

Production
volume totaled $1.52 billion in 2021 and $1.56 billion in 2020.

Refinancing activity represented 30% of loan production in 2021 and 40% in 2020.

CCHL contributed approximately $3.9 million to CCBG consolidated earnings in 2021 and $8.7 million in
2020.

Other
.

Other noninterest income totaled $7.3 million in 2021 compared to $5.9 million in 2020 and $5.8 million in 2019.

The
$1.4 million increase in 2021 was primarily attributable to higher servicing fees of $1.0 million at CCHL reflecting a higher
volume of servicing retained loan sales in 2021.

The $0.1 million favorable variance in 2020 reflected higher loan servicing fees added by CCHL substantially offset by lower loan related

activity based fees.

Noninterest Expense
For 2021, noninterest expense totaled $162.5 million compared to

$150.0 million for 2020.

The $12.5 million increase was
attributable to the addition of expenses at CCHL (March 1, 2020 acquisition) of $2.3 million and higher expenses at the core bank totaling $10.2 million.

The increase in expenses at the core bank were primarily due to higher compensation expense of $3.7
million (merit raises, pension/service cost expense, and realized loan cost), pension settlement expense of $3.1 million, and an
increase in other expense of $5.0 million, partially offset

by lower other real estate (“ORE”) expense of $1.6 million.

The
increase in other expense was primarily attributable to higher expense of $2.1 million for the non-service cost component of our
pension plan attributable to the utilization of a lower discount rate for plan liabilities.

Higher processing fees of $0.7 million
(debit card volume), professional fees of $0.6 million, occupancy expense of $0.5 million, and FDIC insurance of $0.5 million
(higher asset size) also contributed to the increase in other expense.

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

Higher expense for furniture, fixtures and equipment (“FF&E”)

depreciation and
maintenance agreements (related to technology investment

and upgrades), higher than normal premises maintenance, and
pandemic related cleaning/supply costs drove the increas

e

in occupancy.

Our operating efficiency ratio (expressed as noninterest

expense as a percent of taxable equivalent net interest income plus noninterest income) was 77.11%, 70.43%

and 72.40% in 2021, 2020 and 2019, respectively.

The increase in this metric for 2021
reflected higher noninterest expense, largely

the aforementioned higher level of pension plan expenses.

The improvement in this
metric in 2020 was primarily attributable to higher noninterest income driven by our strategic alliance with CCHL.

Expense management is an important part of our culture and strategic focus.

We will continue

to review and evaluate
opportunities to optimize our delivery operations and invest in technology that provides

favorable returns/scale and/or mitigates
risk.

The table below reflects the major components of noninterest expense.

Table 5
NONINTEREST EXPENSE
(Dollars in Thousands) 2021 2020 2019
Salaries $ 85,211 $ 80,846 $ 50,688
Associate Benefits 16,259 15,434 15,664
Total Compensation 101,470 96,280 66,352
Premises 10,879 10,512 8,734
Equipment 13,053 12,147 9,702
Total Occupancy,

net
23,932 22,659 18,436
Legal Fees 1,411 1,570 1,722
Professional Fees 5,633 4,863 4,345
Processing Services 6,569 5,832 5,779
Advertising 2,683 2,998 2,056
Travel and Entertainment 1,063 855 1,045
Telephone 2,975 2,869 2,645
Insurance – Other 2,096 1,607 1,007
Pension Settlement 3,072 - -
Other Real Estate, Net (1,488) 104 546
Miscellaneous 13,092 10,325 9,676
Total Other Expense 37,106 31,023 28,821
Total Noninterest

Expense
$ 162,508 $ 149,962 $ 113,609
Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $101.5 million in 2021, $96.3 million in 2020,

and $66.4 million in 2019.

For
2021, the $5.2 million, or 5.4%, increase was attributable to higher salary expense of $4.4 million and associate benefit expense of $0.8 million.

Higher salary expense of $3.1 million and associate benefit expense of $0.6 million at the core bank drove a
majority of the increase with the addition of CCHL compensation expense for a full 12 month period in 2021 versus 10 months in
2020 driving the remaining portion of the variance.

The higher level of salary expense at the core bank reflected higher base salaries of $1.8 million, primarily merit raises, and lower realized loan cost of $0.8 million (credit offset to salary expense).

The
increase in associate benefit expense was attributable to higher pension plan service cost of $1.1 million partially offset by lower
associate insurance expense of $0.4 million.

For 2020, the $29.9 million, or 45.1%, increase in compensation expense reflected the addition of $32.4 million in compensation
expense from CCHL.

Core bank compensation expense declined by $2.5 million, primarily attributable to lower commission
expense of $2.2 million (transfer of residential mortgage operations to

CCHL), higher realized loan cost of $0.4 million and lower
associate benefit expense of $0.9 million (primarily stock compensation and to a lesser extent associate insurance), partially offset by higher cash incentives of $0.2 million, base salaries of $0.3 million,

and contractual employment of $0.3 million (tax advisory
services for CCHL transaction).

Occupancy
.

Occupancy expense (including premises and equipment) totaled $23.9 million for

2021, $22.7 million for 2020, and
$18.4 million for 2019.

For 2021, the $1.2 million, or 5.3%, increase was attributable to higher occupancy expense at the core
bank of $0.5 million with the remainder of the variance reflective of CCHL occupancy expense for a full 12 month period versus
10 months in 2020.

The increase at the core bank was attributable to higher FF&E depreciation and software license expense

and
reflected additional ATM

/ITM investments and other systems infrastructure investments for business line support and risk
management.
For 2020, the $4.3 million, or 23.4%, increase reflected the addition of $2.8 million in occupancy expense from CCHL.

Core
bank occupancy expense increased $1.5 million primarily due to higher FF&E depreciation and maintenance agreement expense
(related to technology investment and upgrades), maintenance for premises, and pandemic related cleaning/supply costs.

Pandemic related costs reflected in occupancy expense for 2020 at the core bank totaled approximately $0.3 million and will
phase out over a period of time as the pandemic subsides.

Other
.

Other noninterest expense totaled $37.1 million in 2021, $31.0 million in 2020, and $28.8 million in 2019.

For 2021, the
$6.1 million, or 19.7%, increase was driven by higher other expenses at the core bank of $5.9 million, primarily higher
miscellaneous expense of $2.1 million for the non-service cost component of our pension plan attributable to the utilization of a
lower discount rate for plan liabilities.

Additionally, we incurred

a $3.1 million pension settlement charge in 2021 related to a high level of lump sum payments to 2021 retirees.

We could realize additional

pension settlement expense in 2022 should we
experience a higher than normal level of retirements.

Higher processing fees of $0.7 million (debit card volume),

professional
fees of $0.6 million (temporary staffing support),

and FDIC insurance premiums of $0.5 million (larger asset size),

partially offset
by lower ORE expense of $1.6 million (gains from the sale of banking offices) contributed to the increase.

For 2020, the $2.2 million, or 7.6%, increase in other expense reflected the addition of $4.8 million in expenses from CCHL
partially offset by a $2.6 million decrease in other expenses at the core bank.

Lower pension plan expense of $1.9 million (higher
unrealized gain amortization due to a lower discount rate for pension liability), ORE expense of $0.4 million (primarily due to a
$1.0 million gain from the sale of a banking office),

and travel/entertainment expense of $0.4 million (partially due to lower travel during pandemic) drove the decrease in other expenses at the core bank.

Income Taxes
For 2021, we realized income tax expense of $9.8 million (effective rate of 20%) compared to $10.2 million (effective

rate of
19%) for 2020 and $9.9 million (effective rate of 24%)

for 2019.

The increase in our effective tax rate in 2021 was attributable to a decrease in CCHL income.

The decrease in our effective tax rate in 2020 reflected

the impact of converting CCHL to a
partnership for tax purposes.

In addition, 2020 income taxes reflected net discrete tax expense items totaling $0.3 million.

Absent discrete items, we expect our annual effective tax rate to approximate 19%-20% in 2022.

In September 2019, Florida enacted a corporate tax rate reduction from 5.5%

to 4.5% retroactive to January 1, 2019.

As a result,
our deferred tax accounts were re-measured resulting in a discrete tax expense of $0.4 million.

In September 2021, Florida
enacted a corporate tax rate reduction from 4.5% to 3.535% retroactive to January 1, 2021 with an expiration date of December
31, 2021, therefore, there was no material impact to our deferred tax accounts.

Our 2021, 2020, and 2019 state tax rate was
adjusted to reflect the one percentage point (2019 and 2020) and two percentage point (2021) reductions each year.

Absent
legislative action, the Florida tax rate will revert to 5.5% effective January

1, 2022.

FINANCIAL CONDITION
Average assets totaled

approximately $3.984 billion for 2021, an increase of $593.0 million, or 17.5%, over 2020.

Average
earning assets were approximately $3.652 billion for 2021, an increase of $568.8 million, or 18.4%, over 2020.

Compared to
2020, average overnight funds increased $325.2 million, while investment securities increased $203.4 million and average loans
held for investment were higher by $43.0 million.

We discuss these variances

in more detail below.
Table 2 provides

information on average balances and rates, Table

3 provides an analysis of rate and volume variances and Table
6 highlights the changing mix of our interest earning assets over the last three years.
Loans
In 2021, average loans HFI increased $43.0 million, or 2.2%, compared to an increase of $145.8 million, or 8.1%, in 2020.

Compared to 2020, we realized average growth in all categories except institutional loans, commercial loans, and home equity
loans.

For 2021, SBA PPP loans averaged $92.5 million, a decrease of $32.9 million from 2020. At December 31, 2021, SBA
PPP loans totaled $0.1 million.

In 2021, average loans held for sale (“HFS”) decreased $2.8 million from

2020 due to lower volume of loans sold from CCHL.
Loans HFI and HFS as a percentage of average earning assets decreased to

56.9% in 2021 compared to 66.1% in 2020 and 67.6%
in 2019, primarily attributable to higher levels of overnight funds due to growth in deposits.

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

Table 6
SOURCES OF EARNING ASSET GROWTH
2020 to Percentage Components of
2021 Total
Average

Earning Assets
(Average Balances – Dollars In Thousands) Change Change 2021 2020 2019
Loans:
Loans HFS $ (2,797) (0.5) % 2.1% 2.6% 0.4%
Loans HFI:
Commercial, Financial, and Agricultural (49,055) (8.6) 8.5 11.7 9.4
Real Estate – Construction 31,707 5.6 4.3 4.0 3.7
Real Estate – Commercial Mortgage 28,945 5.1 18.6 21.1 22.7
Real Estate – Residential 11,975 2.1 10.0 11.5 13.2
Real Estate – Home Equity (2,368) (0.4) 5.3 6.4 7.5
Consumer 21,783 3.7 8.0 8.8 10.7
Total Loans HFS and

HFI
$ 40,190 7.0% 56.8% 66.1% 67.6%
Investment Securities:
Taxable $ 204,754 36.0% 21.3% 18.6% 22.7%
Tax-Exempt (1,351) (0.2) 0.1 0.2 0.9
Total Securities $ 203,403 35.8% 21.4% 18.8% 23.6%
Funds Sold 325,218 57.2 21.8 15.1 8.8
Total Earning Assets $ 568,811 100% 100% 100% 100%
Our average total loans (HFS and HFI)-to-deposit ratio was 61.0%

in 2021, 71.7% in 2020, and 71.8% in 2019.

The composition of our HFI loan portfolio at December 31 st

for each of the past three years is shown in Table

7.

Table 8 arrays
our HFI loan portfolio at December 31, 2021, by maturity period.

As a percentage of the HFI loan portfolio, loans with fixed
interest rates represented 39.3% at December 31, 2021 compared to 42.4% at December

31, 2020.

This decline occurred in our
fixed rate loans, primarily due to the payoff of PPP loans, which are short-term in nature.
Table 7
LOANS HFI BY CATEGORY
(Dollars in Thousands) 2021 2020 2019
Commercial, Financial and Agricultural $ 223,086 $ 393,930 $ 255,365
Real Estate – Construction 174,394 135,831 115,018
Real Estate – Commercial Mortgage 663,550 648,393 625,556
Real Estate – Residential 360,021 352,543 361,450
Real Estate – Home Equity 187,821 205,479 197,360
Consumer 322,593 270,250 281,180
Total Loans HFI , Net

of Unearned Income
$ 1,931,465 $ 2,006,426 $ 1,835,929

Table 8
LOANS HFI MATURITIES
Maturity Periods
(Dollars in Thousands)
One Year

or Less
Over One
Through
Five Years

Five
Through
Fifteen
Years
Over
Fifteen
Years Total
Commercial,

Financial and Agricultural
$ 39,578 $ 121,369 $ 48,125 $ 14,014 $ 223,086
Real Estate – Construction 98,581 33,171 5,935 36,707 174,394
Real Estate – Commercial Mortgage 32,306 67,738 321,028 242,478 663,550
Real Estate – Residential 25,978 96,630 105,358 132,055 360,021
Real Estate – Home Equity 4,139 15,253 100,097 68,332 187,821
Consumer (1) 5,760 136,128 180,591 114 322,593
Total $ 206,342 $ 470,289 $ 761,134 $ 493,700 $ 1,931,465
Total Loans

HFI with Fixed Rates
$ 90,262 $ 304,701 $ 331,406 $ 31,671 $ 758,040
Total Loans HFI with

Floating or Adjustable Rates
116,080 165,588 429,728 462,029 1,173,425
Total $ 206,342 $ 470,289 $ 761,134 $ 493,700 $ 1,931,465
(1)
Demand loans and overdrafts are

reported in the category of one year or less.
Credit Quality
Table 9 provides

the components of nonperforming assets and various other credit quality and risk metrics at December 31
st

for
the last three years.

Information regarding our accounting policies related to nonaccruals, past due loans, and troubled debt
restructurings is provided in Note 3 – Loans Held for Investment and

Allowance for Credit Losses.
Overall credit quality continues to remain strong.

Nonperforming assets (nonaccrual loans and other real estate) totaled $4.3 million at December 31, 2021 compared to $6.7 million at December

31, 2020.

At December 31, 2021, nonperforming assets as a
percentage of total assets was stable at 0.10%.

Nonaccrual loans totaled $4.3 million at December 31, 2021, a $1.5 million decrease from December 31, 2020.

Table 9
CREDIT QUALITY
(Dollars in Thousands) 2021 2020 2019
Nonaccruing Loans:
Commercial, Financial and Agricultural $ 90 $ 161 $ 446
Real Estate – Construction - 179 -
Real Estate – Commercial Mortgage 604 1,412 1,434
Real Estate – Residential 2,097 3,130 1,392
Real Estate – Home Equity 1,319 695 797
Consumer 212 294 403
Total Nonaccruing

Loans (“NALs”)
(1) 4,322 5,871 4,472
Other Real Estate Owned 17 808 953
Total Nonperforming

Assets (“NPAs”)
$ 4,339 $ 6,679 $ 5,425
Past Due Loans 30 – 89 Days $ 3,600 $ 4,594 $ 4,871
Performing Troubled Debt Restructurings 7,643 13,887 16,888
Classified Loans $ 17,912 $ 17,631 $ 20,847
Nonaccruing Loans/Loans 0.22% 0.29% 0.24%
Nonperforming Assets/Total

Assets
0.10 0.18 0.18
Nonperforming Assets/Loans Plus OREO 0.22 0.33 0.29
Allowance/Nonaccruing Loans 499.93% 405.66% 310.99%
(1)

Nonaccruing TDRs totaling $0.3 million, $0.5 million, and $0.7 million are included in NALs at December 31, 2021,

December 31, 2020 and December 31, 2019, respectively.

Nonaccrual Loans
.

Nonaccrual loans totaled $4.3 million at December 31, 2021, a $1.5 million decrease from December 31,
2020.

Gross additions to nonaccrual status during 2021 totaled $7.3 million compared to $11.4 million in 2020.

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

If interest on our loans classified as
nonaccrual during 2021 had been recognized on a fully accruing basis, we would have recorded an additional $0.2 million of
interest income for the year ended December 31, 2021.
Other Real Estate Owned
.

OREO represents property acquired as the result of borrower defaults on loans or by receiving a deed
in lieu of foreclosure.

OREO is recorded at the lower of cost or estimated fair value, less estimated selling costs, at the time of
foreclosure.

Write-downs occurring at foreclosure are

charged against the allowance for credit losses.

On an ongoing basis,
properties are either revalued internally or by a third party appraiser as required by applicable regulations.

Subsequent declines in
value are reflected as other noninterest expense.

Carrying costs related to maintaining the OREO properties are expensed as incurred and are also reflected as other noninterest expense.
OREO totaled $0.02 million at December 31, 2021 versus $0.8 million at December 31, 2020.

During 2021, we added properties
totaling $1.7 million, sold properties totaling $2.8 million, and recorded net favorable valuation adjustments totaling $0.3 million.

For 2020, we added properties totaling $2.3 million, sold properties totaling

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
Loans classified as TDRs at December 31, 2021 totaled $8.0 million compared to $14.3 million at December 31, 2020.

Accruing
TDRs made up approximately $7.6 million of our TDR portfolio at December

31, 2021 of which $0.8 million was over 30 days
past due.

The weighted average rate for the loans within the accruing TDR portfolio was 5.54%.

During 2021, we modified three
loan contracts totaling approximately $0.6

million compared to three loan contracts totaling approximately $0.2 million during
2020.

Our TDR default rate (default balance as a percentage of average TDRs) in 2021 and

2020 was 4.1% and 2.9%,
respectively.
COVID Loan Extensions
.

To assist our clients during

the COVID-19 pandemic, beginning in March 2020, we began allowing short term 60 to 90 day loan extensions for affected borrowers.

We have extended

loans totaling $333 million of which
approximately 75% were for commercial borrowers and 25% were for consumer borrowers.

At December 31, 2020,
approximately $324 million, or 97% of the loan balances associated with these borrowers resumed making regularly scheduled
payments.

In 2021, this extension program was discontinued,

and to date there have been a nominal level of defaults related to this loan pool.
Past Due Loans
.

A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days
past due.

Past due loans at December 31, 2021 totaled $3.6 million compared to $4.6 million at December 31, 2020.

Potential Problem Loans
.

Potential problem loans are defined as those loans which are now current but where management has
doubt as to the borrower’s ability to comply with present

loan repayment terms.

At December 31, 2021, we had $1.5 million in
loans of this type which were not included in either of the nonaccrual, TDR or

90 day past due loan categories compared to $2.3
million at December 31, 2020.

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

Specifically, due to the nature of our markets,

a
significant portion of our HFI loan portfolio has historically been secured with real estate, approximately 72% at December 31,
2021 and 67% at December 31, 2020.

This percentage increased in 2021

due to the lower balance in the commercial loan
category which reflected $178 million in SBA PPP loans at December 31,

2020.

The primary types of real estate collateral are
commercial properties and 1-4 family residential properties.

We have established

an internal lending limit of $10 million for the total aggregate amount of credit that will be extended to a
client and any related entities within our Board approved policies.

This compares to our legal lending limit of approximately $87 million.
The following table summarizes our real estate loan category as segregated by the type of property.

Property type concentrations
are stated as a percentage of December 31 st

total real estate loans.
Table 10
REAL ESTATE

LOANS BY PROPERTY TYPE
2021 2020
Investor
Real Estate
Owner
Occupied

Real Estate
Investor
Real Estate
Owner
Occupied

Real Estate
Vacant

Land, Construction, and Land Development
18.1% - 14.7% -
Improved Property 28.4 53.5% 28.5 56.8%
Total Real Estate Loans 46.5% 53.5% 43.2% 56.8%
A major portion of our real estate loan category is centered in the owner occupied category which carries a lower risk of non-
collection than certain segments of the investor category.

Approximately 42% of the investor real estate category was secured by residential real estate at December 31, 2021.
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net
amount expected to be collected on the loans.

The allowance for credit losses is adjusted by a credit loss provision which is reported in earnings and reduced by the charge-off

of loan amounts, net of recoveries.

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
Note 3 – Loans Held for Investment and Allowance for Credit Losses in the

Consolidated Financial Statements provides the
activity in the allowance and the allocation by loan type for each of the past three years.
For 2021, we realized net loan recoveries totaling $0.6 million,

or 0.03%, of average HFI loans, compared to net loan charge-offs of $2.4 million, or 0.12%, for 2020, and $2.3 million, or 0.13%, for 201

9.

At December 31, 2021, the allowance represented
1.12% of HFI loans and provided coverage of 500% of nonperforming loans compared to 1.19% and 406%, respectively,

at
December 31, 2020 and 0.75% and 311%, respectively,

at December 31, 2019.

At December 31, 2020, excluding SBA PPP loans
(100% government guaranteed), the allowance represented 1.30%

of loans held for investment.

SBA PPP loans at December 31,
2021 were $0.1 million.
At December 31, 2021, the allowance for credit losses totaled $21.6 million compared to $23.8 million at December 31, 2020 and
$13.9 million at December 31, 2019.

The $2.2 million decrease in the allowance for credit losses in 2021 reflected improvements in forecasted economic conditions, favorable loan migration and net loan recoveries totaling $0.6 million, partially offset by
incremental reserves needed for loan growth (excluding

SBA PPP).

The $9.9 million increase in the allowance for credit losses in
2020 was attributable to the build of reserves attributable to a deterioration in economic conditions, primarily a higher rate of
unemployment due to the COVID-19 pandemic and its potential effect on rates of default.

The adoption of Accounting Standards
Codification 326 (“CECL”) on January 1, 2020 had an impact of $4.0 million ($3.3 million increase in the allowance for credit
losses and $0.7 million increase in the allowance for unfunded loan commitments,

which is recorded in other liabilities.

Table 11
ALLOCATION OF

ALLOWANCE

FOR CREDIT LOSSES
2021 2020 2019
(Dollars in Thousands)
ACL
Amount
Percent of
Loans to
Total Loans
ACL
Amount
Percent of
Loans to
Total Loans
ACL
Amount
Percent of
Loans to
Total Loans
Commercial, Financial and Agricultural
$ 2,191 11.6% $ 2,204 19.6% $ 1,675 13.9%
Real Estate:
Construction
3,302 9.0 2,479 6.8 370 6.2
Commercial
5,810 34.4 7,029 32.3 3,416 33.9
Residential
4,129 18.6 5,440 17.6 3,128 20.1
Home Equity
2,296 9.7 3,111 10.2 2,224 10.7
Consumer
3,878 16.7 3,553 13.5 3,092 15.2

Total
$ 21,606 100% $ 23,816 100% $ 13,905 100%
Investment Securities
Our average investment portfolio balance increased $203.4

million, or 35.1%, in 2021 and decreased $57.7 million, or 9.1%, in
2020.

As a percentage of average earning assets, our investment portfolio represented

21.4% in 2021, compared to 18.8% in
2020.

In 2021, the growth in the investment portfolio was primarily attributable to an investment purchase program implemented
to take advantage of higher rates and deploy a portion of our excess liquidity.

We continue to

review various investment strategies
to prudently deploy our excess overnight funds.
In 2021, average taxable investments increased $204.8 million,

or 35.7%, while tax-exempt investments decreased $1.4 million, or 26.4%.

Taxable bonds increased

as part of our overall investment strategy,

and non-taxable investments decreased as the tax-
equivalent yield was generally unattractive throughout 2021

compared to taxable investments. At December 31, 2021, municipal securities (taxable and non-taxable) comprised 4.7% of the portfolio.

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

-for-Sale
(“AFS”) and Held-for-Maturity (“HTM”).

In 2021 and 2020, we purchased securities under both the AFS and

HTM designations.
At December 31, 2021, $654.6 million, or 65.8% of our investment portfolio was classified as AFS, with $339.6 million, or
34.1%, classified as HTM.

At December 31, 2020, the AFS and HTM portfolio comprised 65.7% and 34.3%,

respectively.

Table
12 provides the composition of our investment securities portfolio.

Table 12
INVESTMENT SECURITIES COMPOSITION
2021 2020 2019
(Dollars in Thousands)
Carrying
Amount Percent
Carrying
Amount Percent
Carrying
Amount Percent
Available for

Sale
U.S. Government Treasury $ 187,868 18.9% $ 104,519 21.1% $ 232,778 36.2%
U.S. Government Agency 237,578 23.9 208,531 42.2 156,078 24.3
States and Political Subdivisions 46,980 4.7 3,632 0.7 6,319 1.0
Mortgage-Backed Securities 88,869 8.9 515 0.1 773 0.1
Corporate Debt Securities 86,222 8.7 - - - -
Other Securities 7,094 0.7 7,673 1.6 7,653 1.2
Total

654,611 65.8 324,870 65.7 403,601 62.8
Held to Maturity
U.S. Government Treasury 115,499 11.6 5,001 1.0 20,036 3.1
States and Political Subdivisions - - - - 1,376 0.2
Mortgage-Backed Securities 224,102 22.5 164,938 33.3 218,127 33.9
Total 339,601 34.1 169,939 34.3 239,539 37.2
Equity Securities 861 0.1 - - - -
Total Investment

Securities
$ 995,073 100% $ 494,809 100% $ 643,140 100%
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
At December 31, 2021, there were 401 positions (combined AFS and HTM)

with unrealized losses totaling $10.2 million.

GNMA mortgage-backed securities, U.S. Treasuries,

and SBA securities carry the full faith and credit guarantee of the U.S.
Government, and are 0% risk-weighted assets.

A large portion of the SBA securities float monthly or quarterly with the prime
rate and are uncapped. None of these positions with unrealized losses are considered credit impaired, and all are expected to
mature at par.

See Note 2 – Investment Securities for our unrealized losses by security type.
The average maturity of our investment portfolio at December 31, 2021 was 3.62 years compared to 2.09 years at December 31,
2020.

Balances of all security types increased over the prior year,

with the exception of SBA securities.

The average life of our
investment portfolio increased as longer duration securities were purchased to take advantage of the steeper yield-curve during
2021. See Table

13 for a break-down of maturities by investment type.

The weighted average taxable equivalent yield of our investment portfolio at December 31, 2021 was 1.12% versus 1.77% in
2020.

This decrease in yield reflected lower reinvestment rates during 2021. Our bond portfolio contained no investments in
obligations, other than U.S. Governments, of any state, municipality,

political subdivision or any other issuer that exceeded 10%
of our shareowners’ equity at December 31, 2021.

Table 13 and Note 2

in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as
to type, maturity and yield at December 31.

Table 13
MATURITY DISTRIBUTION

OF INVESTMENT SECURITIES
Within 1 year 1 - 5 years 5 - 10 years After 10 years Total
(Dollars in
Thousands) Amount WAY (3) Amount WAY (3) Amount WAY (3) Amount WAY (3) Amount WAY (3)
Available for Sale
U.S. Government
Treasury
$ 5,041 1.70% $ 182,827 0.59% $ - - % $ - - % $ 187,868 0.62%
U.S. Government
Agency
35,079 0.86 197,909 1.30 4,590 0.79 - - 237,578 1.23
States and Political
Subdivisions
2,439 1.95 13,795 1.05 30,746 1.76 - - 46,980 0.41
Mortgage-Backed
Securities (1)
8 2.88 74,448 1.17 14,413 1.77 - - 88,869 1.27
Corporate Debt
Securities
396 0.98 52,967 1.13 32,859 1.78 - - 86,222 1.38
Other Securities
(2)
- - - - - - 7,094 5.34 7,094 5.34
Total
$ 42,963 1.03% $ 521,946 1.01% $ 82,608 1.71% $ 7,094 5.34% $ 654,611 1.07%
Held to Maturity
U.S. Government
Treasury
$ - - % $ 115,499 0.66% $ - - % $ - - % $ 115,499 0.66%
Mortgage-Backed
Securities (1)
1,249 2.86 183,087 1.58 39,766 1.42 - - 224,102 1.56
Total
$ 1,249 2.86% $ 298,586 1.22% $ 39,766 1.42% $ - - % $ 339,601 1.22%
Equity Securities
$ - - % $ - - % $ - - % $ 861 1.20% $ 861 1.20%
Total Investment
Securities
$ 44,212 1.08% $ 820,532 1.09% $ 122,374 1.62% $ 7,955 5.49% $ 995,073 1.12%
(1)

Based on weighted-average maturity.
(2)

Federal Home Loan Bank Stock and Federal Reserve

Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3)

Weighted average yield calculated based on current amortized cost balances – not presented on a tax equivalent basis.
Deposits and Short Term

Borrowings
Average total

deposits for 2021 were $3.407 billion, an increase of $562.5 million, or 19.8%, over

2020.

Average deposits
increased $306.9 million, or 12.1%, from 2019 to 2020.

Both year-over-year increases occurred in all deposit types except certificates of deposit, with the largest increases occurring in noninterest bearing,

NOW accounts, and savings accounts.

Strong deposit growth occurred during the year reflecting federal stimulus inflows as well as core deposit growth. In addition, the
seasonal growth of public funds occurred in the fourth quarter of 2021 and is expected to continue into the first quarter of 2022.
Deposit levels remain strong as we continue to see growth in our non-maturity deposits.

Our mix of deposits continues to improve
as certificates of deposit are replaced with noninterest bearing demand accounts.

We continue

to closely monitor several metrics such as the sensitivity of our deposit rates, our overall liquidity position, and
competitor rates when pricing deposits. This strategy is consistent with previous rate cycles and allows us to manage the mix of
our deposits rather than compete on rate. We

believe this enabled us to maintain a low cost of funds (interest expense/average earning assets) of nine basis points for 2021 and 16 basis points for

2020.
Table 2 provides

an analysis of our average deposits, by category,

and average rates paid thereon for each of the last three years.
Table 14 reflects the

shift in our deposit mix over the last year and Table

15 provides a maturity distribution of time deposits in
denominations

of $250,000 and over at December 31, 2021.
Average short

-term borrowings decreased $15.6 million in 2021 due to the decline in warehouse line borrowings at CCHL that
are used to support our held for sale loan portfolio.

See Note 11 in the Notes to Consolidated Financial Statements

for additional
information on short-term borrowings.

We continue

to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance
on wholesale funding.
Table 14
SOURCES OF DEPOSIT GROWTH
2020 to Percentage Components of
2021 of Total
Total

Deposits
(Average Balances - Dollars in

Thousands)
Change Change 2021 2020 2019
Noninterest Bearing Deposits $ 269,503 47.9% 44.7% 44.1% 39.9%
NOW Accounts 139,040 24.7 28.3 29.0 31.7
Money Market Accounts 42,675 7.6 8.2 8.3 9.3
Savings 113,494 20.2 15.8 14.9 14.6
Time Deposits (2,173) (0.4) 3 3.7 4.5
Total Deposits $ 562,539 100% 100% 100% 100%
Table 15
MATURITY DISTRIBUTION

OF CERTIFICATES

OF DEPOSITS GREATER

THAN $250,000
2021
(Dollars in Thousands)
Time Certificates

of Deposit Percent
Three months or less $ 3,244 35.3%
Over three through six months 2,214 24.1
Over six through twelve months 1,923 20.9
Over twelve months 1,809 19.7
Total $ 9,190 100%
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
income.

Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-
bearing liabilities rather than by other sources of funds, such as noninterest

-bearing deposits and shareowners’ equity.
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

The statement of financial condition is subject to testing for interest rate shock possibilities to indicate the inherent interest rate
risk.

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
Our goal is to structure the statement of financial condition so that net interest earnings at risk over

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

Table 16
ESTIMATED CHANGES

IN NET INTEREST INCOME
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit -15.0% -12.5% -10.0% -7.5% -7.5%
December 31, 2021 36.6% 27.2% 17.8% 8.7% -6.2%
December 31, 2020 39.0% 28.7% 18.7% 9.0% -3.0%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit -17.5% -15.0% -12.5% -10.0% -10.0%
December 31, 2021 55.0% 40.5% 26.1% 12.2% -11.1%
December 31, 2020 54.2% 38.3% 22.6% 7.6% -10.9%
The Net Interest Income (“NII”) at Risk position was less favorable at

December 31, 2021 compared to December 31, 2020 for
the 12-month shock for all rate scenarios.

The year-over-year unfavorable comparison

was primarily driven by lack of PPP fees
compared to the prior year.

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

Table 17
ESTIMATED CHANGES

IN ECONOMIC VALUE

OF EQUITY
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit -30.0% -25.0% -20.0% -15.0% -15.0%
December 31, 2021 31.5% 24.6% 16.5% 8.2% -19.0%
December 31, 2020 50.0% 31.4% 10.6% -3.9% -0.6%
EVE Ratio (policy minimum 5.0%) 16.8% 15.7% 14.5% 13.2% 9.6%
(1)
Down 200, 300 and 400 bp rate scenarios have been excluded due to the current interest rate environment.
At December 31, 2021, the economic value of equity was favorable in all rising rate environments and was within prescribed
tolerance levels. Factors that can impact EVE values year-over-year include the absolute level of rates,

the overall structure of the
balance sheet (including liquidity levels), pre-payment speeds, loan floors and the change of model assumptions.
Although the change in EVE exceeds policy guidelines in the down

100 bps rate scenario, the EVE Ratio (EVE/EVA)

was 9.6%
for the fourth quarter 2021 and was within policy guidelines. EVE is out of compliance only if BOTH the EVE and EVE ratio are
outside of policy guidelines.

Therefore, EVE is currently in compliance with policy in all rate scenarios.

As the interest rate environment and the dynamics of the economy continue to change,

additional simulations will be analyzed to
address not only the changing rate environment, but also the changing statement of financial condition mix, measured over
multiple years, to help assess the risk to the Company.

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

and cost-effectiveness.

For 2021 and 2020, our principal
source of funding was client deposits, supplemented by our short-term and long-term borrowings, primarily from our trust-
preferred securities, securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.

We believe that
the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future
operating capital and funding requirements.
At December 31, 2021, we had the ability to generate approximately $1.287 billion in additional liquidity through all of our
available resources beyond our overnight funds sold position.

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

Our portfolio consists of debt issued by the U.S. Treasury,

U.S.
governmental agencies, municipal governments, and corporate entities.

The weighted-average maturity of our portfolio was 3.62
years at December 31, 2021 and had a net unrealized pre-tax loss of $6.1 million in the AFS portfolio.
Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds
purchased) was $790.9 million in 2021 compared to an average net overnight funds sold position of $465.7 million in 2020.

The
increase in this position in 2021 reflected strong deposit growth, primarily related to government stimulus program inflows.
We expect capital

expenditures over the next 12 months to be approximately $8.0 million, which will consist primarily of
technology purchases for banking offices, business applications,

and information technology security needs as well as furniture and fixtures and banking office remodels.

We expect that these capital expenditures

will be funded with existing resources
without impairing our ability to meet our ongoing obligations.

Borrowings
At December 31, 2021, total advances from the FHLB consisted of

$1.5 million in outstanding debt comprised of five notes.

In
2021, the Bank made FHLB advance payments totaling $0.7 million. One advance matured, and one was paid off, with no new
fixed rate advances obtained in 2021. The FHLB notes are collateralized by a floating lien on certain 1-4 family residential
mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two

junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.

The first note for
$30.9 million was issued to CCBG Capital Trust I in

November 2004.

The second note for $32.0 million was issued to CCBG
Capital Trust II in May 2005.

In the second quarter of 2020, we entered into a derivative cash flow hedge of our interest rate risk related to our subordinated
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

For 2021, average short term borrowings consisting primarily of

CCHL lines of credit, declined $15.6 million compared to the prior year. This decline occurred

as residential lending was less robust than the prior year,

reducing the short-term need for
borrowing lines.
See Note 11 – Short Term

Borrowings and Note 12 – Long Term

Borrowings in the Notes to Consolidated Financial Statements
for additional information on borrowings.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future
payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing
of such payments as of December 31, 2021. These include payments related to (i) long-term borrowings (Note 12 – Long-Term
Borrowings), (ii) short-term borrowings (Note 11

– Short-Term Borrowings),

(iii) operating leases (Note 7 – Leases), (iv) time
deposits with stated maturities (Note 10 – Deposits), and (v) commitments to extend credit and standby letters of credit (Note 21 –
Commitments and Contingencies).
Capital Resources
Shareowners’ equity was $383.2 million at December 31, 2021

compared to $320.8 million at December 31, 2020.

For 2021,
shareowners’ equity was positively impacted by net income attributable to common shareowners of $33.4 million, a $34.1 million
decrease in the accumulated other comprehensive loss for our pension plan,

a $1.1 million increase in fair value of the interest rate
swap related to subordinated debt, net adjustments totaling $1.3 million related to transactions under our stock compensation
plans, stock compensation accretion of $0.8 million, and reclassification of

$9.3 million from temporary equity to decrease the
redemption value of the non-controlling interest in CCHL.

Shareowners’ equity was reduced by common stock dividends of
$10.5 million ($0.62 per share) and a $7.3 million decrease in the unrealized gain on investment securities.

Additional historical
information on capital changes is provided in the Consolidated Statements of

Changes in Shareowners’ Equity in the
Consolidated Financial Statements.
We continue

to maintain a strong capital position.

The ratio of shareowners' equity to total assets at December 31, 2021 was
8.99% and 8.45% at December 31, 2020.

Further, our tangible common equity,

was 6.95% at December 31, 2021 compared to
6.25% at December 31, 2020.

The improvement in the ratios in 2021

was substantially due to a favorable adjustment to our
unfunded pension liability,

which is discussed further below.

We are subject to

regulatory risk-based capital requirements that measure capital relative to risk-weighted assets and off-balance
sheet financial instruments.

At December 31, 2021, our total risk-based capital ratio was 17.15% compared to 17.30% at
December 31, 2020.

Our common equity tier 1 capital ratio was 13.86% and 13.71%, respectively,

on these dates.

Our leverage
ratio was 8.95% and 9.33%, respectively,

on these dates.

For a detailed discussion of our regulatory capital requirements, refer to
the “Regulatory Considerations – Capital Regulations” section on page

15.

See Note 17 in the Notes to Consolidated Financial
Statements for additional information as to our capital adequacy.

At December 31, 2021, our common stock had a book value of $22.63 per diluted share compared to $19.05 at December 31,
2020.

Book value is impacted by the net unrealized gains and losses on investment securities.

At December 31, 2021, the net
unrealized loss was $4.6 million compared to an unrealized gain of $2.7 million at December 31, 2020.

Book value is also
impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting
Standards Codification Topic

715.

At December 31, 2021, the net pension liability reflected in accumulated other comprehensive loss was $13.2 million compared to $47.3 million at December 31, 2020.

The favorable adjustment to our unfunded pension
liability was attributable to the higher discount rate used to calculate the present value of the pension obligation and higher than
estimated return on plan assets.

The higher discount rate reflected the increase in long-term interest rates in

2021.

This
adjustment also favorably impacted our tangible capital ratio.

Further, book value is impacted by the periodic adjustment

made to
record temporary equity at redemption value.

At December 31, 2021, $9.3

million had been reclassified from temporary equity to
retained earnings during 2021

to decrease the redemption value of the non-controlling interest in CCHL.
In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock
over a five-year period.

Repurchases may be made in the open market or in privately negotiated transactions;

however, we are
not obligated to repurchase any specified number of shares.

In January 2019, the 2014 plan was terminated and our Board of
Directors approved a new share repurchase plan that authorizes the repurchase of up to 750,000 shares of our outstanding
common stock over a five-year period.

Terms of this plan are substantially similar

to the 2014 plan.

No shares were repurchased
in 2021.

99,952 shares were repurchased in 2020 at an average price of $20.39 and 77,000 shares were repurchased in 2019 at an
average price of $23.40.

Since 2014, a total of 1,361,682 shares of our outstanding common stock have been repurchased at an
average price of $17.93 under our stock repurchase plans.

Dividends
Adequate capital and financial strength are paramount to our stability and the stability of our subsidiary bank.

Cash dividends
declared and paid should not place unnecessary strain on our capital levels.

When determining the level of dividends,

the
following factors are considered:
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

See Note 21 in the Notes to Consolidated Financial Statements.

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

If it is determined subsequent to our sale of a loan or
its related servicing rights that a breach of the representations or warranties made in the applicable sale agreement has occurred,
which may include guarantees that prepayments will not occur within a specified and customary time frame, we may have an
obligation to either (a) repurchase the loan for the unpaid principal balance,

accrued interest and related advances, (b) indemnify
the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan and its related
servicing rights.
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

ACCOUNTING POLICIES
Critical Accounting Policies and Estimates
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

While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety

of factors beyond our control, including the
performance of our portfolios, the economy,

changes in interest rates and the view of the regulatory authorities toward classification of assets. Detailed information on the Allowance for Credit Losses valuation, and the assumptions used are provided in Note 1 – Significant Accounting Policies of the Notes to Consolidated

Financial Statements.

Goodwill
.

Goodwill represents the excess of the cost of acquired businesses over the fair value of their identifiable net
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
We evaluate goodwill

for impairment on an annual basis and in 2017 adopted Accounting Standards

Update 2017-04, Intangibles
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

The discount rate utilized in 2021 was 2.88%.

The estimated impact
to 2021 pension expense of a 25 basis point increase or decrease in the discount rate would have been an approximate $1.1
million decrease or increase, respectively.

We anticipate using

a 3.11%

discount rate in 2022.

Based on the balances at the December 31, 2021 measurement date, the estimated impact in accumulated other comprehensive
income of a 25 basis point increase or decrease in the discount rate is a decrease or increase of approximately $4.6 million (after-
tax).

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future
mix of assets in the plan.

The assets currently consist of equity securities, U.S. Government and Government agency debt
securities, and other securities (typically temporary liquid funds awaiting investment).

The weighted-average expected long-term
rate of return on plan assets utilized for 2021 was 6.75%.

The estimated impact to 2021 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $0.4 million decrease or increase, respectively.

We
anticipate using a rate of return on plan assets of 6.75% for 2022.
The assumed rate of annual compensation increases of 4.00% in 2021 reflected expected trends in salaries and the employee
base.

We anticipate using

a compensation increase of approximately 4.40% for 2022 reflecting current market trends.
Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note
15 of the Notes to Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data
2021 Report of Independent Registered Public Accounting Firm (PCAOB ID
686
)
2020 Report of Independent Registered Public Accounting Firm (PCAOB ID 42)
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED FINANCIAL

STATEMENTS
PAGE

59 Report of Independent Registered Public Accounting Firm

62 Consolidated Statements of Financial Condition

63 Consolidated Statements of Income

64 Consolidated Statements of Comprehensive Income

65 Consolidated Statements of Changes in Shareowners’ Equity

66 Consolidated Statements of Cash Flows

67 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareowners,

Board of Directors and Audit Committee

Capital City Bank Group, Inc.
Tallahassee, Florida
Opinion on the Financial Statements
We have audited

the accompanying consolidated statement of financial condition of

Capital City Bank Group, Inc. (the Company)
as of December 31, 2021, the related consolidated statements of income,

comprehensive income, changes in shareowners’ equity
and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial

position
of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31,
2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(PCAOB), the Company’s

internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control – Integrated Framework: (2013)
issued by the Committee of Sponsoring Organizations

of the Treadway
Commission (COSO) and our report dated March 1, 2022, expressed an unqualified opinion on the effectiveness of the
Company’s internal control over

financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management.

Our responsibility is to express an opinion on
the Company's financial statements based on our audit.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements,
whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures include examining, on a
test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audit also included evaluating the
accounting principles used and significant estimates made by management,

as well as evaluating the overall presentation of the
financial statements.

We believe that

our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below arises from the current-period audit of the financial statements that were
communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are
material to the financial statements and (2) involved our especially challenging,

subjective or complex judgments.

The
communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and
we are not, by communicating the critical audit matters below,

providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses
The Company’s loans held for

investment portfolio totaled $1.93 billion as of December 31, 2021,

and the allowance for credit
losses on loans held for investment was $21.6 million.

The Company’s unfunded

loan commitments totaled $728.6 million, with
an allowance for credit loss of $2.9 million.

The Company’s held-to-maturity securities

portfolios totaled $339.6 million as of
December 31, 2021, and there was no allowance for credit losses on held-to-maturity securities.

Together these

three allowance
for credit amounts represent the allowance for credit losses (ACL).

As more fully described in Notes 1 ,

2, 3

and
21

to the Company’s consolidated financial

statements, the Company estimates its
exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost and off-
balance sheet exposures, such as unfunded loan commitments, lines of credit and other unused commitments that are not
unconditionally cancelable by the Company.
The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors,
including determining qualitative factors utilized to adjust historical loss rates, loan credit risk grading and identifying loans
requiring individual evaluation among others.

As disclosed by management, different assumptions and

conditions could result in
a materially different amount for the estimate of the ACL.

We identified

the ACL at December 31, 2021, as a critical audit matter.

Auditing the ACL involved a high degree of subjectivity
in evaluating management’s

estimates, such as evaluating management’s

identification of credit quality indicators, grouping of
loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and
other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and
assessing the appropriateness of loan credit risk grades.
The primary procedures we performed as of December 31, 2021,

to address this critical audit matter included:
●
Obtained an understanding of the Company’s

process for establishing the ACL, including the qualitative factor adjustments of the ACL
●
Tested the design

and operating effectiveness of controls, including those related to technology, over the ACL,
including:
o
loan data completeness and accuracy

o
reconciliation of loan balances accounted for at amortized cost and underlying detail

o
classifications of loans by loan pool

o
historical charge-off data
o
review of appraisals
o
the establishment of qualitative adjustments

o
back testing and stress testing
o
loan credit risk ratings

o
establishment of specific ACL on individually

evaluated loan

o
management’s review and disclosure

controls over the ACL
●
Tested the completeness

and accuracy of the information utilized in the ACL, including evaluating the relevance and
reliability of such information
●
Tested the ACL model’s

computational accuracy

●
Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of
the significant assumptions including consideration of impact of the

COVID-19 pandemic
●
Tested the loan review

functions and evaluated the reasonableness of loan credit risk ratings
●
Evaluated the reasonableness of specific allowances on individually evaluated loans
●
Evaluated the overall reasonableness of assumptions used by management considering trends identified within peer
groups
● Evaluated the accuracy and completeness of ASU No. 2016-13,
Financial Instruments – Credit Losses (Topic

326):
Measurement of Credit Losses

on Financial Instruments
disclosures in the consolidated financial statements
●
Evaluated credit quality trends in delinquencies, non-accruals, charge

-offs and loan risk ratings

●
Tested estimated utilization

rate of unfunded loan commitments
●
Reviewed documentation prepared to assess the methodology utilized in the

ACL calculation for securities for
reasonableness
BKD, LLP
We have served

as the Company’s auditor since 2021.
Little Rock, Arkansas
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Shareowners

and the Board of Directors of
Capital City Bank Group, Inc.
Opinion on the Financial Statements
We have audited

the accompanying consolidated balance sheet of Capital City Bank Group, Inc. (the

Company) as of December
31, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity,

and cash flows for each
of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated
financial statements”). In our opinion, the consolidated financial statements present fairly, in all material

respects, the financial
position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the
period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young

LLP
We served as the Company’s

auditor from 2007 to 2021.
Tallahassee, Florida
March 1, 2021

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
As of December 31,
(Dollars in Thousands) 2021 2020
ASSETS
Cash and Due From Banks $
65,313
$
67,919
Federal Funds Sold and Interest Bearing Deposits
970,041
860,630
Total Cash and Cash Equivalents
1,035,354
928,549
Investment Securities, Available

for Sale, at fair value (amortized cost of $
660,732

and $
321,191
)
654,611
324,870
Investment Securities, Held to Maturity (fair value of $
339,699

and $
175,175
)
339,601
169,939
Equity Securities
861
-
Total Investment

Securities
995,073
494,809
Loans Held For Sale, at fair value
52,532
114,039
Loans, Held for Investment
1,931,465
2,006,426
Allowance for Credit Losses
(21,606)
(23,816)
Loans Held for Investment, Net
1,909,859
1,982,610
Premises and Equipment, Net
83,412
86,791
Goodwill and Other Intangibles
93,253
89,095
Other Real Estate Owned
17
808
Other Assets
94,349
101,370
Total Assets $
4,263,849
$
3,798,071
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,668,912
$
1,328,809
Interest Bearing Deposits
2,043,950
1,888,751
Total Deposits
3,712,862
3,217,560
Short-Term

Borrowings
34,557
79,654
Subordinated Notes Payable
52,887
52,887
Other Long-Term

Borrowings
884
3,057
Other Liabilities
67,735
102,076
Total Liabilities
3,868,925
3,455,234
Temporary Equity
11,758
22,000
SHAREOWNERS’ EQUITY
Preferred Stock, $
.01

par value;
3,000,000

shares authorized; no shares issued and outstanding
- -
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,892,060

and
16,790,573

shares issued and outstanding at December 31, 2021 and 2020, respectively
169
168
Additional Paid-In Capital
34,423
32,283
Retained Earnings
364,788
332,528
Accumulated Other Comprehensive Loss, Net of Tax
(16,214)
(44,142)
Total Shareowners’

Equity
383,166
320,837
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,263,849
$
3,798,071
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
For the Years

Ended December 31,
(Dollars in Thousands, Except Per Share

Data)
2021 2020 2019
INTEREST INCOME
Loans, including Fees $
96,561
$
94,752
$
94,215
Investment Securities:
Taxable
8,724
10,176
13,122
Tax Exempt
68
98
312
Federal Funds Sold and Interest Bearing Deposits
998
1,171
5,187
Total Interest Income
106,351
106,197
112,836
INTEREST EXPENSE
Deposits
839
1,548
6,840
Short-Term

Borrowings
1,360
1,690
109
Subordinated Notes Payable
1,228
1,472
2,287
Other Long-Term

Borrowings
63
161
257
Total Interest Expense
3,490
4,871
9,493
NET INTEREST INCOME
102,861
101,326
103,343
Provision for Credit Losses
(1,553)
9,645
2,027
Net Interest Income After Provision for Credit Losses
104,414
91,681
101,316
NONINTEREST INCOME
Deposit Fees
18,882
17,800
19,472
Bank Card Fees
15,274
13,044
11,994
Wealth Management

Fees
13,693
11,035
10,480
Mortgage Banking Revenues
52,425
63,344
5,321
Other
7,271
5,942
5,786
Total Noninterest

Income
107,545
111,165
53,053
NONINTEREST EXPENSE
Compensation
101,470
96,280
66,352
Occupancy, Net
23,932
22,659
18,436
Other Real Estate Owned, Net
(1,488)
104
546
Pension Settlement
3,072
-
-
Other
35,522
30,919
28,275
Total Noninterest

Expense
162,508
149,962
113,609
INCOME BEFORE INCOME TAXES
49,451
52,884
40,760
Income Tax Expense

9,835
10,230
9,953
NET INCOME $
39,616
$
42,654
$
30,807
Income Attributable to Noncontrolling Interests
(6,220)
(11,078)
-
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
33,396
$
31,576
$
30,807
BASIC NET INCOME PER SHARE $
1.98
$
1.88
$
1.84
DILUTED NET INCOME PER SHARE $
1.98
$
1.88
$
1.83
Average Basic Common

Shares Outstanding
16,863
16,785
16,770
Average Diluted

Common Shares Outstanding
16,893
16,822
16,827
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
For the Years

Ended December 31,
(Dollars in Thousands) 2021 2020 2019
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
33,396
$
31,576
$
30,807
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(9,647)
2,473
3,833
Derivative:
Change in net unrealized gain on effective cash flow

derivative
1,476
574
-
Benefit Plans:
Reclassification adjustment for amortization of prior service cost
234
(880)
15
Reclassification adjustment for amortization of net loss
10,806
4,391
4,623
Defined benefit plan settlement
3,072
-
-
Current year actuarial gain (loss)
31,339
(27,924)
(7,642)
Total Benefit Plans
45,451
(24,413)
(3,004)
Other comprehensive income (loss), before

tax:
37,280
(21,366)
829
Deferred tax (expense) benefit related to other comprehensive income
(9,352)
5,405
(195)
Other comprehensive income (loss), net of tax
27,928
(15,961)
634
TOTAL COMPREHENSIVE

INCOME
$
61,324
$
15,615
$
31,441
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
Accumulated
Other
Comprehensive
(Loss) Income,

Net of Taxes
(Dollars in Thousands, Except
Per Share Data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings Total
Balance, January 1, 2019
16,747,571
$
167
$
31,058
$
300,177
$
(28,815)
$
302,587
Net Income
-
-
30,807
-
30,807
Other Comprehensive Income, Net of Tax
-
-
-
634
634
Cash Dividends ($
0.48

per share)
-
-
(8,047)
-
(8,047)
Stock Based Compensation
-
1,569
-
-
1,569
Stock Compensation Plan Transactions, net
100,973
1
1,270
-
-
1,271
Repurchase of Common Stock
(77,000)
-
(1,805)
-
-
(1,805)
Balance, December 31, 2019
16,771,544
168
32,092
322,937
(28,181)
327,016
Impact of Adopting ASC 326 (CECL) -
-
-
(3,095)
-
(3,095)
Net Income -
-
-
31,576
-
31,576
Reclassification to Temporary Equity (1) -
-
-
(9,323)
-
(9,323)
Other Comprehensive Loss, Net of Tax -
-
-
-
(15,961)
(15,961)
Cash Dividends ($
0.57

per share)
-
-
-
(9,567)
-
(9,567)
Stock Based Compensation -
-
892
-
-
892
Stock Compensation Plan Transactions, net
118,981
1
1,340
-
-
1,341
Repurchase of Common Stock
(99,952)
(1)
(2,041)
-
-
(2,042)
Balance, December 31, 2020
16,790,573
168
32,283
332,528
(44,142)
320,837
Net Income -
-
-
33,396
-
33,396
Reclassification to Temporary Equity
(1)
-
-
-
9,323
-
9,323
Other Comprehensive Income, Net of Tax -
-
-
-
27,928
27,928
Cash Dividends ($
0.62

per share)
-
-
-
(10,459)
-
(10,459)
Stock Based Compensation -
-
843
-
-
843
Stock Compensation Plan Transactions, net
101,487
1
1,297
-
-
1,298
Balance, December 31, 2021
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
(1)
Adjustments to redemption value for non-controlling interest in CCHL
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
For the Years

Ended December 31,
(Dollars in Thousands) 2021 2020 2019
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
33,396
$
31,576
$
30,807
Adjustments to Reconcile Net Income to Cash From Operating Activities:

Provision for Credit Losses
(1,553)
9,645
2,027

Depreciation
7,607
7,230
6,253

Amortization of Premiums, Discounts, and Fees, net
14,072
7,533
5,206

Amortization of Intangible Assets
107
-
-

Pension Settlement Charges
3,072
-
-

Originations of Loans Held for Sale
(1,541,356)
(606,337)
(232,259)

Proceeds From Sales of Loans Held for Sale
1,655,288
565,151
234,940

Net Gain From Sales of Loans Held for Sale
(52,425)
(63,344)
(5,321)

Net Additions for Capitalized Mortgage Servicing Rights
72
(2,792)
-

Change in Valuation

Provision for Mortgage Servicing Rights
(250)
250
-

Stock Compensation
843
892
1,569

Net Tax Benefit from

Stock Compensation
(4)
(84)
(14)

Deferred Income Taxes
(4,157)
(53)
1,225

Net Change in Operating Leases
(165)
(156)
90

Net (Gain) Loss on Sales and Write-Downs of Other Real Estate

Owned
(1,662)
(393)
214

Proceeds From Insurance Claim for Operating Loss
-
-
268

Loss on Disposal of Premises and Equipment
-
-
30

Net Decrease (Increase) in Other Assets
10,885
(38,353)
9,830

Net (Decrease) Increase in Other Liabilities
(7,846)
40,624
(1,176)

Net Cash Provided By (Used In) Operating Activities
115,924
(48,611)
53,689
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(251,525)
(32,250)
(92,186)

Payments, Maturities, and Calls
78,544
99,251
68,185
Securities Available for

Sale:

Purchases
(523,961)
(108,728)
(119,685)

Proceeds from the Sale of Securities
495
-
-

Payments, Maturities, and Calls
178,425
186,499
162,260
Purchases of Loans Held for Investment
(114,913)
(43,804)
(25,256)
Net Decrease (Increase) in Loans
183,249
(130,020)
(39,608)
Net Cash Paid for Acquisitions
(4,482)
(2,405)
-
Proceeds From Insurance Claims on Premises
-
-
814
Proceeds From Sales of Other Real Estate Owned
4,502
2,835
2,360
Purchases of Premises and Equipment, net
(5,193)
(9,738)
(3,759)
Noncontrolling Interest Contributions
7,139
5,766
-
Net Cash Used In Investing Activities
(447,720)
(32,594)
(46,875)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
495,302
572,106
113,598
Net (Decrease) Increase in Short-Term

Borrowings
(45,938)
73,156
(7,497)
Repayment of Other Long-Term

Borrowings
(1,332)
(3,363)
(1,694)
Dividends Paid
(10,459)
(9,567)
(8,047)
Payments to Repurchase Common Stock
-
(2,042)
(1,805)
Issuance of Common Stock Under Compensation Plans
1,028
1,041
1,054
Net Cash Provided By Financing Activities
438,601
631,331
95,609
NET INCREASE IN CASH AND CASH EQUIVALENTS
106,805
550,126
102,423
Cash and Cash Equivalents at Beginning of Year
928,549
378,423
276,000
Cash and Cash Equivalents at End of Year $
1,035,354
$
928,549
$
378,423
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,547
$
4,841
$
9,521

Income Taxes Paid
$
16,339
$
9,171
$
6,255
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
1,717
$
2,297
$
1,298
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

Material estimates that are particularly
susceptible to significant changes in the near-term

relate to the determination of the allowance for credit losses, pension expense, income taxes, loss contingencies, valuation of other real estate owned, and valuation of goodwill and their respective analysis of
impairment.
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
4.5

million in cash consideration and recorded goodwill of $
2.8

million and a customer relationship intangible asset of $
1.6
million.

On March 1, 2020, CCB completed its acquisition of a
51
% membership interest in Brand Mortgage Group, LLC (“Brand”), which is now operated as Capital City Home Loans (“CCHL”).

CCHL was consolidated into CCBG’s financia

l

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

Recently Adopted Accounting Pronouncements
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

In addition, Accounting Standards Codification (“ASC”)
326-30 provides a new credit loss model for available-for-sale debt securities.

The most significant change requires credit losses
to be presented as an allowance rather than as a write-down on available-for

-sale debt securities that management does not intend
to sell or believes that it is not more likely than not they will be required to sell.

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
3.1

million and $
0.9

million increase in deferred
tax assets.

Refer to Note 3 and to the accounting policies disclosed in Note 1 of the Consolidated

Financial Statements included
in the 2020 Form 10-K for additional information regarding the impact of the adoption of ASC 326 (“CECL”).

The Company also adopted ASU 2019-12 “
Income Taxes

(Topic 740):

Simplifying the Accounting for Income Taxes,”

ASU
2020-01 “
Investments – Equity Securities (Topic

321) and Investments – Equity Method and Joint Ventures

(Topic

323)”,
ASU
2020-08 “
Codification Improvements to Subtopic 310-20, Receivables

– Nonrefundable Fees and Other Costs”,
and ASU 2020-
09 “
Debt (Topic

470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762”
with no material impact on its
financial statements.

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

The restricted cash balance at December 31, 2021 was $
0.5

million.
Investment Securities
Investment securities are classified as held-to-maturity (“HTM”) and carried at amortized cost when the Company has the positive
intent and ability to hold them until maturity.

Investment securities not classified as held-to-maturity or trading securities are
classified as available-for-sale (“AFS”) and carried at fair value.

Investment securities classified as equity securities that do not have readily determinable fair values, are measured at cost and remeasured to fair value when impaired or upon observable
transaction prices.

The Company determines the appropriate classification of securities at the time of purchase.

For reporting and
risk management purposes, we further segment investment securities by the issuer of the security which correlates to its risk
profile: U.S. government treasury,

U.S. government agency, state and

political subdivisions, mortgage-backed securities,

and
corporate debt securities.

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

Losses are charged against the allowance when management

believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
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
Impairment - Available

-for-Sale Securities
.
Unrealized gains on available-for-sale securities are excluded from earnings and reported, net of tax, in other comprehensive
income.

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

Any impairment that is not credit related is recognized in other comprehensive

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

These adjustments are based
on management’s assessment of

trends and conditions that impact credit risk and resulting credit losses, more specifically internal
and external factors that are independent of and not reflected in the quantitative loss rate calculations.

Risk factors management
considers in this assessment include trends in underwriting standards,

nature/volume/terms of loan originations, past due loans,
loan review systems, collateral valuations, concentrations, legal/regulatory/pol itical conditions, and the unforeseen impact of
natural disasters.

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
Mortgage Banking Activities
Mortgage Loans Held for Sale and Revenue Recognition
Mortgage loans held for sale (“HFS”) are carried at fair value under the fair value option with changes in fair value recorded in
mortgage banking revenues on the consolidated statements of

income. The fair value of mortgage loans held for sale committed to investors is calculated using observable market information such as the investor commitment, assignment of trade (AOT) or other mandatory delivery commitment prices. The Company bases loans committed to Agency investors based on the Agency’s

quoted
mortgage backed security (MBS) prices. The fair value of mortgage loans held for sale not committed to investors is based on
quoted best execution secondary market prices. If no such quoted price exists, the fair value is determined using quoted prices for a similar asset or assets, such as MBS prices, adjusted for the specific attributes of that loan, which would be used by other market
participants.
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

Under Financial Accounting Standards Board
(“FASB”) ASC Topic

860, “Transfers and Servicing,” this buy-back

option is considered a conditional option until the
delinquency criteria are met, at which time the option becomes unconditional.

When the Company is deemed to have regained
effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the statement of financial condition,

regardless of whether there is intent to exercise the buy-back option.

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

All derivative instruments are recognized as other assets or other liabilities on the
consolidated statements of financial condition at their fair value. Changes in the fair value of the derivative instruments are
recognized in mortgage banking revenues on the consolidated

statements of income in the period in which they occur.

Gains and
losses resulting from the pairing-out of forward sale commitments are recognized in mortgage banking revenues on the
consolidated statements of income. The Company accounts for

all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.
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
The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management
objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation
includes linking fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to
specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or

cash
flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer
effective in offsetting changes in the fair value

or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a
hedge is no longer appropriate or intended. When hedge accounting is discontinued,

subsequent changes in fair value of the
derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer
adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or
liability. When a cash flow

hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur,
gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods, in which
the hedged transactions will affect earnings.

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

If the asset is deemed impaired, an impairment charge is
recorded equal to the carrying value less the fair value. See Note 6 – Premises and

Equipment for additional information.
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

At the commencement date, the Company also recognizes a right-of-use asset measured at (i)
the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less
any lease incentives received; and (iii) any initial direct costs incurred by the lessee.

Leases with an initial term of 12 months or
less are not recorded on the Statement of Financial Condition.

For these short-term leases, lease expense is recognized on a straight-line basis over the lease term.

The Company has no leases classified as finance leases.

See Note 7 – Leases for
additional information.
Bank Owned Life Insurance (BOLI)

The Company, through

its subsidiary bank, has purchased life insurance policies on certain key officers.

Bank owned life
insurance is recorded at the amount that can be realized under the insurance contract at the statement of financial condition date,
which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Goodwill and Other Intangibles
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

Other intangible assets relate to customer intangibles
purchased as part of a business acquisition.

Intangible assets are tested for impairment at least annually or whenever changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.

See Note 8
– Goodwill and Other Intangibles for additional information
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

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when
the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See Note 21 – Commitments and
Contingencies for additional information.

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
Statement of Financial Condition date, through a corresponding adjustment to retained earnings.

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

The Company files a consolidated federal income tax return and a separate federal tax return for CCHL. Each subsidiary files a
separate state income tax return.
Earnings Per Common Share
Basic earnings per common share is based on net income divided by the weighted

-average number of common shares outstanding
during the period excluding non-vested stock.

Diluted earnings per common share include the dilutive effect of stock options and
non-vested stock awards granted using the treasury stock method.

A reconciliation of the weighted-average shares used in
calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per
common share for the reported periods is provided in Note 16 — Earnings

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

Revenue Recognition
ASC 606, Revenue from Contracts with Customers ("ASC 606"),

establishes principles for reporting information about the
nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services
to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in
an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services
recognized as performance obligations are satisfied.
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

Insurance Commissions – insurance commissions recorded by the

Company are received from various insurance carriers based on contractual agreements to sell policies to customers on behalf of the carriers. The performance obligation for the Company is to sell life and health insurance policies to customers.

This performance obligation is met when a new policy is sold (effective date)
or when an existing policy renews. New policies and renewals generally have a one year term. In the agreements with the
insurance carriers, a commission rate is agreed upon. The commission is recognized at the time of the sale of the policy (effective date) or when a policy renews.

Insurance commissions are recorded within other noninterest income.

Other non-interest income primarily includes items such as mortgage banking fees (gains from the sale of residential mortgage
loans held for sale), bank-owned life insurance, and safe deposit box fees,

none of which are subject to the requirements of ASC
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

It is anticipated this ASU will simplify
any modifications executed between the selected start date (yet to be determined)

and December 31, 2022 that are directly related
to LIBOR transition by allowing prospective recognition of

the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements. Further,
ASU 2021-01, “Reference Rate Reform (Topic

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

The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

Note 2
INVESTMENT SECURITIES
Investment Portfolio Composition
.

The following tables summarize the amortized cost and related fair value of investment securities available-for-sale and securities held-to-maturity,

the corresponding amounts of gross unrealized gains and losses, and allowance for credit losses.
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
December 31, 2021
U.S. Government Treasury
$
190,409
$
65
$
2,606
$
-
$
187,868
U.S. Government Agency
238,490
1,229
2,141
-
237,578
States and Political Subdivisions
47,762
44
811
(15)
46,980
Mortgage-Backed Securities
89,440
27
598
-
88,869
Corporate Debt Securities
87,537
10
1,304
(21)
86,222
Other Securities (1)
7,094
-
-
-
7,094
Total

$
660,732
$
1,375
$
7,460
$
(36)
$
654,611
December 31, 2020
U.S. Government Treasury
$
103,547
$
972
$
-
$
-
$
104,519
U.S. Government Agency
205,972
2,743
184
-
208,531
States and Political Subdivisions
3,543
89
-
-
3,632
Mortgage-Backed Securities
456
59
-
-
515
Other Securities (1)
7,673
-
-
-
7,673
Total

$
321,191
$
3,863
$
184
$
-
$
324,870
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
December 31, 2021
U.S. Government Treasury
$
115,499
$
-
$
1,622
$
113,877
Mortgage-Backed Securities
224,102
2,819
1,099
225,822
Total

$
339,601
$
2,819
$
2,721
$
339,699
December 31, 2020
U.S. Government Treasury
$
5,001
$
13
$
-
$
5,014
Mortgage-Backed Securities
164,938
5,223
-
170,161
Total

$
169,939
$
5,236
$
-
$
175,175
(1)
Includes Federal Home Loan Bank and Federal Reserve Bank recorded at cost of $
2.0

million and $
5.1

million, respectively,

at

December 31, 2021 and of $
2.9

million and $
4.8

million, respectively,

at December 31, 2020.
At December 31, 2021, the investment portfolio had $
0.9

million in equity securities.

These securities do not have a readily
determinable fair value and were not credit impaired.

Additionally, Mortgage-Backed

Securities at December 31, 2021 were
comprised solely of residential mortgages.
Securities with an amortized cost of $
463.8

million and $
308.2

million at December 31, 2021 and 2020, respectively,

were
pledged to secure public deposits and for other purposes.
At December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its
agencies, in an amount greater than 10% of shareowners’ equity.
The Bank, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB based
generally upon the balances of residential and commercial real estate loans, and

FHLB advances.

FHLB stock which is included
in other securities is pledged to secure FHLB advances.

No ready market exists for this stock, and it has no quoted fair value;
however, redemption of this stock has historically

been at par value.

As a member of the Federal Reserve Bank of Atlanta, the Bank is required to maintain stock in the Federal Reserve Bank of
Atlanta based on a specified ratio relative to the Bank’s

capital.

Federal Reserve Bank stock is carried at cost.
Investment Sales
. There were no significant sales of investment securities for each of the last three years.
Maturity Distribution
.

The following table shows the Company’s

AFS and HTM investment securities maturity distribution
based on contractual maturity at December 31, 2021.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

Equity securities do not have a
contractual maturity date.
Available for

Sale
Held to Maturity
Amortized

Fair

Amortized

Fair
(Dollars in Thousands) Cost Value Cost Value
Due in one year or less $
40,322

$
39,916

$
-

$
-
Due after one through five years

297,352

293,514

115,499

113,877
Due after five thru ten years
67,522
66,006
- -
Mortgage-Backed Securities

89,440

88,869

224,102

225,822
U.S. Government Agency
159,002
159,212
- -
Other Securities

7,094

7,094

-

-
Total

$
660,732

$
654,611

$
339,601

$
339,699
Unrealized Losses
. The following table summarizes the investment securities with unrealized losses at December 31, aggregated
by major security type and length of time in a continuous unrealized loss position:
Less Than 12 Months Greater Than 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
December 31, 2021
Available for

Sale
U.S. Government Treasury $
172,206

$
2,606

$
-

$
-

$
172,206

$
2,606
U.S. Government Agency
127,484
1,786
17,986
355
145,470
2,141
States and Political Subdivisions
42,122

811

-

-

42,122

811
Mortgage-Backed Securities

81,832

598

-

-

81,832

598
Corporate Debt Securities
69,354
1,304
-
-
69,354
1,304
Total

492,998

7,105

17,986

355

510,984

7,460

Held to Maturity
U.S. Government Treasury

113,877

1,622

-

-

113,877

1,622
Mortgage-Backed Securities

115,015
1,099
-
-
115,015
1,099
Total

$
228,892

$
2,721

$
-

$
-

$
228,892

$
2,721
December 31, 2020
Available for

Sale

U.S. Government Agency $
28,266
$
156
$
4,670
$
28
$
32,936
$
184
Total

28,266

156

4,670

28

32,936

184
At December 31, 2021, there were
401

positions (combined AFS and HTM securities) with unrealized losses totaling

$
10.2
million.

At December 31, 2020 there were
47

AFS securities with unrealized losses totaling $
0.2

million.

For 2021,
59

of these
of these positions were U.S. government treasury securities guaranteed by the U.S. government.

234

of these positions were U.S.
government agency and mortgage-backed securities issued by U.S.

government sponsored entities.

The declines in the fair value
of these securities are attributable to changes in interest rates and not credit quality.

44

of these positions were municipal bonds
and
64

were corporate debt securities.

A majority of the decline in fair value of these securities were attributable to changes in
interest rates.

The Company recorded a provision for credit loss of $
36,000

in 2021 for certain municipal securities and
collateralized loan obligation securities.

No
ne of the securities held by the Company were past due or in nonaccrual status at
December 31, 2021.

Credit

Quality Indicators
The Company monitors the credit quality of its investment securities through various risk management procedures, including the
monitoring of credit ratings.

A large portion of the debt securities in the Company’s

investment portfolio were issued by a U.S.
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

The Company monitors the credit quality of its
municipal and corporate securities portfolio via credit ratings which are updated on a quarterly basis.

On a quarterly basis,
municipal and corporate securities in an unrealized loss position are evaluated to determine if the loss is attributable to credit related factors and if an allowance for credit loss is needed.
Note 3
LOANS HELD FOR INVESTMENT AND ALLOWANCE

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the HFI loan portfolio at December 31 was as follows:
(Dollars in Thousands) 2021 2020
Commercial, Financial and Agricultural
(1)
$
223,086

$
393,930
Real Estate – Construction

174,394

135,831
Real Estate – Commercial Mortgage

663,550

648,393
Real Estate – Residential (2)

360,021

352,543
Real Estate – Home Equity

187,821

205,479
Consumer (3)

322,593

270,250
Loans Held for Investment, Net of Unearned Income $
1,931,465

$
2,006,426
(1)

Includes SBA PPP loan balance of $
0.1

million and $
175.3

million for 2021 and 2020, respectively.

(2)

Includes loans in process with outstanding balances

of $
13.6

million and $
10.9

million for 2021 and 2020, respectively.
(3)

Includes overdraft balances of $
1.1

million and $
0.7

million for December 31, 2021 and 2020, respectively.
Net deferred costs, which include premiums on purchased loans, included in loans were $
3.9

million at December 31, 2021 and
net deferred fees were $
0.1

million at December 31, 2020.

Net deferred fees at December 31, 2020 included $
3.2

million in net
fees for SBA PPP loans.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
5.3

million at December 31, 2021 and $
6.9
million at December 31, 2020, and is reported separately in Other Assets.

The Company has pledged a floating lien on certain 1-4 family residential mortgage loans, commercial real estate mortgage loans,
and home equity loans to support available borrowing capacity at the FHLB of Atlanta and has pledged a blanket floating lien on
all consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve
Bank of Atlanta.

Loan Purchases
.

The Company will periodically purchase newly originated 1-4 family real estate secured adjustable rate loans
from CCHL, a related party effective on March 1, 2020 (see Note

1 – Significant Accounting Policies). These loan purchases
totaled $
97.5

million and $
48.4

million for the years ended December 31, 2021 and 2020, respectively,

and were not credit
impaired.

In addition, during 2021, the Company purchased $
17.4

million of commercial real estate loans from a third party that were not credit impaired.

The Company transferred $
9.4

million of home equity loan from HFI to HFS during 2021.

There were
no

transfers during 2020.
Allowance for Credit Losses
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

The following table details the activity in the allowance for credit losses by portfolio segment for the years ended December 31.

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other
categories.
Commercial, Real Estate
Financial,

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816

Provision for Credit Losses
(227)
813
(1,679)
(1,956)
(1,125)
1,332
(2,842)

Charge-Offs
(239)
-
(405)
(108)
(103)
(3,972)
(4,827)

Recoveries

453
10
865
753
413
2,965
5,459

Net (Charge-Offs) Recoveries
214
10
460
645
310
(1,007)
632
Ending Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
2020
Beginning Balance $
1,675
$
370
$
3,416
$
3,128
$
2,224
$
3,092
$
13,905

Impact of Adopting ASC 326
488
302
1,458
1,243
374
(596)
3,269

Provision for Credit Losses
578
1,757
1,865
940
486
3,409
9,035

Charge-Offs
(789)
-
(28)
(150)
(151)
(5,042)
(6,160)

Recoveries
252
50
318
279
178
2,690
3,767

Net (Charge-Offs) Recoveries
(537)
50
290
129
27
(2,352)
(2,393)
Ending Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
2019
Beginning Balance $
1,434
$
280
$
4,181
$
3,400
$
2,301
$
2,614
$
14,210

Provision for Credit Losses
664
371
(1,129)
(301)
178
2,244
2,027

Charge-Offs
(768)
(281)
(214)
(400)
(430)
(2,878)
(4,971)

Recoveries
345
-
578
429
175
1,112
2,639

Net (Charge-Offs) Recoveries
(423)
(281)
364
29
(255)
(1,766)
(2,332)
Ending Balance $
1,675
$
370
$
3,416
$
3,128
$
2,224
$
3,092
$
13,905
The $
2.8

million decrease in the allowance for credit losses in 2021 reflected improvements in forecasted economic conditions,
favorable loan migration and net loan recoveries totaling $
0.6

million, partially offset by incremental reserves needed for loan growth (excluding SBA PPP).

The $
9.9

million increase in the allowance for credit losses in 2020 was attributable to the build of reserves attributable to a deterioration in economic conditions, primarily a higher rate of unemployment due to the COVID-19
pandemic and its potential effect on rates of default.

Three unemployment rate forecast scenarios continue to be utilized to estimate probability of default and are weighted based on management’s estimate of probability.

The mitigating impact of the
unprecedented fiscal stimulus, including direct payments

to individuals, increased unemployment benefits, as well as various government sponsored loan programs, was also considered.

See Note 1 – Significant accounting policies for more on the calculation of the provision for credit losses.

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
2021
Commercial, Financial and Agricultural $
100
$
23
$
-
$
123
$
222,873
$
90
$
223,086
Real Estate – Construction

-
-
-
-
174,394
-
174,394
Real Estate – Commercial Mortgage

151
-
-
151
662,795
604
663,550
Real Estate – Residential

365
151
-
516
357,408
2,097
360,021
Real Estate – Home Equity

210
-
-
210
186,292
1,319
187,821
Consumer

1,964
636
-
2,600
319,781
212
322,593
Total $
2,790
$
810
$
-
$
3,600
$
1,923,543
$
4,322
$
1,931,465
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

The Company did not recognize a significant amount of interest income on nonaccrual loans for the years ended December 31,
2021 and 2020.

The following table presents the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on
accrual by class of loans.
2021 2020
Nonaccrual Nonaccrual 90 + Days Nonaccrual Nonaccrual 90 + Days
With No With Still With No With Still
(Dollars in Thousands) ACL ACL Accruing ACL ACL Accruing
Commercial, Financial and Agricultural $
67
$
23
$
-
$
-
$
161
$
-
Real Estate – Construction

-
-
-
-
179
-
Real Estate – Commercial Mortgage

-
604
-
1,075
337
-
Real Estate – Residential

928
1,169
-
1,513
1,617
-
Real Estate – Home Equity

463
856
-
-
695
-
Consumer

-
212
-
-
294
-
Total

$
1,458
$
2,864
$
-
$
2,588
$
3,283
$
-

Collateral Dependent Loans
.

The following table presents the amortized cost basis of collateral dependent loans at December 31:
2021 2020
Real Estate
Non Real
Estate Real Estate
Non Real
Estate
(Dollars in Thousands)
Secured
Secured
Secured
Secured
Commercial, Financial and Agricultural $
-
$
67
$ - $ -
Real Estate – Commercial Mortgage
455
-
3,900
-
Real Estate – Residential
1,645
-
3,022
-
Real Estate – Home Equity
649
-
219
-
Consumer
-
-
-
29
Total $
2,749
$
67
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
.

At December 31, 2021 and 2020, the Company had $
0.9

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
At December 31, 2021, the Company had $
8.0

million in TDRs, of which $
7.6

million were performing in accordance with the
modified terms.

At December 31, 2020 the Company had $
14.3

million in TDRs, of which $
13.9

million were performing in
accordance with modified terms.

For TDRs, the Company estimated $
0.3

million and $
0.6

million of credit loss reserves at
December 31, 2021 and 2020, respectively.
The modifications made to TDRs involved either an extension of the loan term,

a principal

moratorium, a reduction in the interest
rate, or a combination thereof.

For the year ended December 31, 2021, there were
three

loans modified with a recorded
investment of $
0.6

million.

For the year ended December 31, 2020, there were
three

loans modified with a recorded investment
of $
0.2

million.

For the year ended December 31, 2019, there were
seven

loans modified with a recorded investment of $
0.5
million.

The financial impact of these modifications was not material.

For the years ended December 31, 2021 and 2020, there were
no

loans classified as TDRs, for which there was a payment default and the loans were modified within the 12 months prior to default.
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

Real Estate Residential – Residential mortgage loans held in the Company’s loan portfolio are made to borrowers that
demonstrate the ability to make scheduled payments with full conside ration to underwriting factors such as current income,
employment status, current assets, and other financial resources, credit history, and the value of the collateral.

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

Consumer Loans – This loan category includes personal installment loans,

direct and indirect automobile financing, and overdraft
lines of credit.

The majority of the consumer loan category consists of indirect and direct automobile

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
Term Loans by Origination Year Revolving
(Dollars in Thousands)
2021 2020 2019 2018 2017 Prior Loans Total
Commercial, Financial,
Agricultural:
Pass $
69,531
$
31,335
$
30,084
$
20,276
$
9,578
$
11,836
$
50,030
$
222,670
Special Mention
-
-
3
6
-
25
-
34
Substandard

35

10

67

178

46

46

-

382
Total
$
69,566
$
31,345
$
30,154
$
20,460
$
9,624
$
11,907
$
50,030
$
223,086
Real Estate -
Construction:
Pass $
95,457
$
56,875
$
15,770
$
453
$
130
$
-
$
5,709
$
174,394
Total
$
95,457
$
56,875
$
15,770
$
453
$
130
$
-
$
5,709
$
174,394
Real Estate - Commercial
Mortgage:
Pass $
173,502
$
134,418
$
79,969
$
79,575
$
55,417
$
91,938
$
21,508
$
636,327
Special Mention
7,004
-
1,760
2,639
426
5,374
1,000
18,203
Substandard

1,483

1,034

4,083

-

1,236

1,111

73

9,020
Total
$
181,989
$
135,452
$
85,812
$
82,214
$
57,079
$
98,423
$
22,581
$
663,550
Real Estate - Residential:
Pass $
130,424
$
62,509
$
38,617
$
27,332
$
26,829
$
60,467
$
6,600
$
352,778
Special Mention
-
134
20
121
167
412
-
854
Substandard

1,651

-

1,038

806

218

2,676

-

6,389
Total

$
132,075
$
62,643
$
39,675
$
28,259
$
27,214
$
63,555
$
6,600
$
360,021
Real Estate - Home
Equity:
Performing
$
137
$
53
$
257
$
130
$
743
$
1,510
$
183,672
$
186,502
Nonperforming
-
-
18
-
-
78
1,223
1,319
Total

$
137

53

275

130

743

1,588

184,895

187,821
Consumer:
Performing
$
173,031
$
64,805
$
39,045
$
26,383
$
10,759
$
3,138
$
5,220
$
322,381
Nonperforming
58
44
37
66
1
6
-
212
Total

$
173,089

64,849

39,082

26,449

10,760

3,144

5,220

322,593
Note 4
MORTGAGE BANKING ACTIVITIES
The Company’s mortgage

banking activities at its subsidiary, CCHL, include

mandatory delivery loan sales, forward sales
contracts used to manage residential loan pipeline price risk, utilization of warehouse lines to fund secondary market residential
loan closings, and residential mortgage servicing.

For the year ended December 31, 2020, information provided below reflects
CCHL activities for the period March 1, 2020 to December 31, 2020 and CCB legacy residential real estate activities for the
period January 1, 2020 to March 1, 2020.

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
December 31, 2021 December 31, 2020
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
50,733
$
52,532
$
109,831
$
114,039
Residential Mortgage Loan Commitments ("IRLCs") (1)
51,883
1,258
147,494
4,825
Forward Sales Contracts (2)
48,000
(7)
158,500
(907)
$
53,783
$
117,957
(1) Recorded in other assets at fair value
(2) Recorded in other liabilities at fair value
Residential mortgage loans held for sale that were 30-69 days outstanding totaled $
0.2

million at December 31, 2021 and loans
held for sale that were 90 days or more outstanding or on nonaccrual totaled $
0.6

million at December 31, 2020.

Mortgage banking revenues for the year ended December 31, was as follows:
(Dollars in Thousands) 2021 2020
Net realized gains on sales of mortgage loans $
49,355
$
59,709
Net change in unrealized gain on mortgage loans held for sale
(2,410)
2,926
Net change in the fair value of mortgage loan commitments (IRLCs)
(3,567)
2,625
Net change in the fair value of forward sales contracts
900
284
Pair-Offs on net settlement of forward

sales contracts
2,956
(9,602)
Mortgage servicing rights additions
1,416
3,448
Net origination fees
3,775
3,954
Total mortgage banking

revenues
$
52,425
$
63,344
Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights.
(Dollars in Thousands) 2021 2020
Number of residential mortgage loans serviced for others
2,106
1,796
Outstanding principal balance of residential mortgage loans serviced for others
$
532,967
$
456,135
Weighted average

interest rate
3.59%
3.64%
Remaining contractual term (in months)
317
321
Conforming conventional loans serviced by the Company are sold to FNMA on a non-recourse basis, whereby foreclosure losses
are generally the responsibility of FNMA and not the Company.

The government loans serviced by the Company are secured
through GNMA, whereby the Company is insured against loss by the Federal

Housing Administration or partially guaranteed
against loss by the Veterans

Administration.

At December 31, 2021, the servicing portfolio balance consisted of the following loan types: FNMA (
60
%), GNMA (
9
%), and private investor (
31
%).

FNMA and private investor loans are structured as
actual/actual payment remittance.
The Company had $
2.0

million and $
4.9

million in delinquent residential mortgage loans currently in GNMA pools serviced by
the Company at December 31, 2021 and 2020, respectively.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

For
the years ended December 31, 2021, the Company repurchased

$
2.8

million of GNMA delinquent or defaulted mortgage loans
with the intention to modify their terms and include the loans in new GNMA pools.

The Company did
no
t repurchase any of
these loans for the year ended December 31, 2020.

Activity in the capitalized mortgage servicing rights for the year ended

December 31, was as follows:
(Dollars in Thousands) 2021 2020
Beginning balance $
3,452
$
910
Additions due to loans sold with servicing retained
1,416
3,448
Deletions and amortization
(1,344)
(656)
Valuation

Allowance (temporary impairment)
250
(250)
Ending balance $
3,774
$
3,452
The Company had
no

permanent impairment losses on its mortgage servicing rights for the years ended December 31, 2021 and
2020.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights at December 31, was
as follows:
2021 2020
Minimum Maximum Minimum Maximum
Discount rates
11.00%
15.00%
11.00%
15.00%
Annual prepayment speeds
11.98%
23.79%
13.08%
23.64%
Cost of servicing (per loan) $
60
73
$
90
110
Changes in residential mortgage interest rates directly affect the prepayment speeds used in valuing the Company’s

mortgage
servicing rights.

A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover
rates, estimated loan curtailment, anticipated defaults, and other relevant factors.

The weighted average annual prepayment speed
was
15.85
% at December 31, 2021 and
17.10
% at December 31, 2020.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
December 31, 2021.

Amounts
(Dollars in Thousands) Outstanding
$
75

million master repurchase agreement without defined expiration.

Interest is at the Prime rate minus
1.00%
to plus
1.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
$
11,607
$
75

million warehouse line of credit agreement expiring in
November 2022
.

Interest is at the SOFR plus
2.25%
to
3.25%
.
17,371
$
28,978
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2020, warehouse line borrowings totaled
$
74.8

million.

At December 31, 2021, the Company had mortgage loans held for sale and construction permanent loans pledged
as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid
assets and maximum debt to net worth ratio, as defined in the agreements.

The Company was in compliance with all significant
debt covenants at December 31, 2021.

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

The balance of this line of credit at
December 31, 2021 was $
14.8

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
debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at December 31, 2021 were designed as a cash flow hedge for subordinated debt.

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
debt.
The following table reflects the cash flow hedges included in the consolidated statements of financial condition.
Statement of Financial Notional
Fair

Weighted Average
(Dollars in Thousands) Condition Location

Amount
Value

Maturity (Years)
Interest rate swaps related to subordinated debt:
December 31, 2021
Other Assets $
30,000
$
2,050

8.5
December 31, 2020 Other Assets $
30,000
$
574
9.5
The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related to the
cash flow derivative instruments (interest rate swaps related to subordinated debt).

Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
December 31, 2021 Interest Expense $
1,530

$
(151)
December 31, 2020 Interest Expense $
428

$
(64)
The Company estimates there will be approximately $
0.1

million reclassified as an increase to interest expense within the next 12 months.
At December 31, 2021 and 2020, the Company had a collateral liability of

$
2.0

million and $
0.5

million, respectively.
Note 6
PREMISES AND EQUIPMENT
The composition of the Company's premises and equipment at December 31 was as follows:
(Dollars in Thousands) 2021 2020
Land $
23,575
$
23,744
Buildings
110,503
114,306
Fixtures and Equipment
57,010
55,916
Total
191,088
193,966
Accumulated Depreciation
(107,676)
(107,175)
Premises and Equipment, Net $
83,412
$
86,791
Depreciation expense for the above premises and equipment was approximately

$
7.6

million, $
7.0

million, and $
6.3

million in
2021, 2020, and 2019, respectively
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
forty-four years
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

At December 31, 2021, ROU assets and liabilities were $
11.5

million and $
12.2

million,
respectively.

At December 31, 2020, the operating lease ROU assets and liabilities were $
12.0

million and $
12.8

million,
respectively.

The Company does not have any finance leases or any significant lessor agreements.

The table below summarizes our lease expense and other information at

December 31, related to the Company’s

operating leases:

(Dollars in Thousands) 2021 2020 2019
Operating lease expense $
1,445
$
1,018
$
325
Short-term lease expense
663
530
120
Total lease expense $
2,108
$
1,548
$
445
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
$
1,609
$
1,174
$
331
Right-of-use assets obtained in exchange for new operating lease liabilities
784
11,101
1,739
Weighted-average

remaining lease term — operating leases (in years)
25.3
25.4
6.8
Weighted-average

discount rate — operating leases
2.0
%
2.1
%
2.9
%
The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) December 31, 2021
2022 $
1,499
2023
1,129
2024
1,088
2025
911
2026
835
2027 and thereafter
10,364
Total $
15,826
Less: Interest
(3,658)
Present value of lease liability $
12,168
At December 31, 2021, the Company had four additional operating lease obligations for banking offices (to be constructed)

that
have not yet commenced.

Three of the leases have payments totaling $
9.3

million based on the initial contract term of
15

years
and the fourth lease has payments totaling $
1.4

million based on the initial contract term of
10

years.

Payments for the banking
offices are expected to commence after the construction periods end, which are expected to occur during the fourth quarter of
2022

and first quarter of 2023.

A related party is the lessor in an operating lease with the Company.

The Company’s minimum

payment is $
0.2

million annually
through 2024, for an aggregate remaining obligation of $
0.6

million at December 31, 2021.
Note 8
GOODWILL AND OTHER INTANGIBLES
At December 31, 2021 and 2020, the Company had goodwill of $
91.8

million and $
89.1

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
CCBG
paid $
4.5

million in cash consideration and recorded goodwill of $
2.8

million and a customer relationship intangible asset (
10
year

life) of $
1.6

million.

Amortization expense related to the customer relationship intangible totaled

$
0.1

million in 2021. The
estimated amortization expense for each of the ten succeeding fiscal years is $
0.2

million per year.

On March 1, 2020, CCB completed its acquisition of a
51
% membership interest in Brand Mortgage Group, LLC (“Brand”), which is now operated as Capital City Home Loans (“CCHL”).

See Note 1 – Significant Accounting Policies/Business
Combination for additional information.

CCB made a $
7.1

million cash payment for its
51
% membership interest and recorded
goodwill totaling $
4.3

million in connection with this acquisition.

During the fourth quarter of 2021, the Company performed its annual goodwill impairment testing and determined that
no
goodwill impairment existed at December 31, 2021 and
no

goodwill impairment existed at December 31, 2020.

The Company
will continue to evaluate goodwill for impairment as defined by ASC Topic

350.
Note 9
OTHER REAL ESTATE

OWNED
The following table presents other real estate owned activity at December 31,
(Dollars in Thousands) 2021 2020 2019
Beginning Balance $
808
$
953
$
2,229
Additions
1,717
2,297
1,298
Valuation

Write-Downs
(31)
(792)
(300)
Sales
(2,809)
(1,650)
(2,274)
Other
332
-
-
Ending Balance $
17
$
808
$
953
Net expenses applicable to other real estate owned for the three years ended December

31, was as follows:
(Dollars in Thousands) 2021 2020 2019
Gains from the Sale of Properties $
(1,711)
$
(1,218)
$
(244)
Losses from the Sale of Properties
18
33
159
Rental Income from Properties
-
-
(4)
Property Carrying Costs
174
497
335
Valuation

Adjustments
31
792
300
Total $
(1,488)
$
104
$
546
Note 10
DEPOSITS
The composition of the Company's interest bearing deposits at December 31 was as follows:
(Dollars in Thousands) 2021 2020
NOW Accounts $
1,070,154
$
1,046,408
Money Market Accounts
274,611
266,649
Savings Deposits
599,811
474,100
Time Deposits
99,374
101,594
Total Interest Bearing

Deposits
$
2,043,950
$
1,888,751
At December 31, 2021 and 2020, $
1.1

million and $
0.7

million, respectively, in

overdrawn deposit accounts were reclassified as
loans.
The amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $
10.0

million and $
8.5

million at
December 31, 2021 and 2020, respectively.

At December 31, the scheduled maturities of time deposits were as follows:
(Dollars in Thousands) 2021
2022 $
81,504
2023
9,453
2024
4,885
2025
1,877
2026 and thereafter
1,655
Total $
99,374
Interest expense on deposits for the three years ended December 31, was as follows:
(Dollars in Thousands) 2021 2020 2019
NOW Accounts $
294
$
930
$
5,502
Money Market Accounts
134
223
946
Savings Deposits
263
207
182
Time Deposits < $250,000
145
179
201
Time Deposits > $250,000
3
9
9
Total $
839
$
1,548
$
6,840
Note 11
SHORT-TERM BORROWINGS
Short-term borrowings included the following:
(Dollars in Thousands)
Federal Funds
Purchased
Securities

Sold Under
Repurchase
Agreements (1)
Other

Short-Term
Borrowings (2)
2021
Balance at December 31 $
-
$
4,955
$
29,602
Maximum indebtedness at any month end
-
6,755
58,309
Daily average indebtedness outstanding
2
5,762
47,748
Average rate paid

for the year
2.39
%
0.04
%
2.84
%
Average rate paid

on period-end borrowings
-
%
0.04
%
2.36
%
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
(2)
Comprised of FHLB advances totaling $
0.6

million and warehouse lines of credit totaling $
29.0

million at December 31, 2021.

Note 12
LONG-TERM BORROWINGS
Federal Home Loan Bank Advances.

FHLB long-term advances totaled $
0.9

million at December 31, 2021 and $
2.2

million at
December 31, 2020.

The advances mature at varying dates from 2022 through 2025 and had a weighted-average rate of 3.37%
and 3.47% at December 31, 2021 and 2020, respectively.

The FHLB advances are collateralized by a floating lien on certain 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

Interest on the FHLB
advances is paid on a monthly basis.
Note Payable.

Long-term note payable was paid in full at December 31, 2021 and totaled $
0.9

million at December 31, 2020.
Scheduled minimum future principal payments on our other long-term borrowings at December 31 were as follows:

(Dollars in Thousands) 2021
2022 $
312
2023
257
2024
199
2025
116
Total $
884
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
0.9

million of common
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
each year.

CCBG Capital Trust II also issued $
0.9

million of common equity securities to CCBG.

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

At December 31, 2021, the Company has paid all interest payments in full.

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
(Dollars in Thousands) 2021 2020 2019
Current:
Federal $
12,039
$
8,625
$
8,481
State
1,044
1,658
247
13,083
10,283
8,728
Deferred:
Federal
(3,246)
(143)
(680)
State
(10)
130
1,913
Change in Valuation

Allowance
8
(40)
(8)
(3,248)
(53)
1,225
Total:
Federal
8,793
8,482
7,801
State
1,034
1,788
2,160
Change in Valuation

Allowance
8
(40)
(8)
Total $
9,835
$
10,230
$
9,953
Income taxes provided were different than the tax expense

computed by applying the statutory federal income tax rate of
21
% to
pre-tax income as a result of the following:
(Dollars in Thousands) 2021 2020 2019
Tax Expense at Federal

Statutory Rate
$
10,385
$
11,106
$
8,560
Increases (Decreases) Resulting From:
Tax-Exempt Interest

Income
(271)
(341)
(425)
State Taxes, Net of Federal

Benefit
819
1,413
1,342
Other
375
601
294
Change in Valuation

Allowance
8
(40)
(8)
Tax-Exempt Cash Surrender

Value

Life Insurance Benefit
(173)
(173)
(175)
Expense Due to Reduction of Florida Corporate Income Tax

Rate
-
-
365
Noncontrolling Interest
(1,308)
(2,336)
-
Actual Tax Expense $
9,835
$
10,230
$
9,953
Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting
purposes and for income tax return purposes.

These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.

The net deferred tax asset and the temporary differences comprising that balance at December 31, 2021 and 2020 are as follows:
(Dollars in Thousands) 2021 2020
Deferred Tax Assets Attributable

to:
Allowance for Credit Losses $
5,308
$
6,037
Accrued Pension/SERP
4,468
16,052
State Net Operating Loss and Tax

Credit Carry-Forwards
1,984
2,335
Other Real Estate Owned
1,029
1,066
Accrued SERP Liability
2,442
2,104
Lease Liability
2,597
2,581
Net Unrealized Losses on Investment Securities
1,532
-
Other
2,325
2,637
Total Deferred

Tax Assets
$
21,685
$
32,812
Deferred Tax Liabilities

Attributable to:
Depreciation on Premises and Equipment $
3,208
$
4,408
Deferred Loan Fees and Costs
2,016
2,824
Intangible Assets
3,276
3,290
Accrued Pension Liability
2,138
4,723
Right of Use Asset
2,453
2,411
Investments
469
469
Other
857
1,165
Total Deferred

Tax Liabilities
14,417
19,290
Valuation

Allowance
1,648
1,640
Net Deferred Tax Asset $
5,620
$
11,882
In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of certain state net
operating loss carry-forwards and certain state tax credit carry-forwards expected to expire prior to utilization, will be realized.

Accordingly, a valuation

allowance of $
1.6

million is recorded at December 31, 2021.

At December 31, 2021, the Company had
state loss and tax credit carry-forwards of approximately $
2.0

million, which expire at various dates from
2022

through
2041 .
The Company had $
0.1

million in unrecognized tax benefits at December 31, 2021 for tax positions relating to current-year
operations.

The Company had no unrecognized tax benefits at December 31, 2020 and December

31, 2019.
It is the Company’s policy to recognize

interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.

There were
no

penalties and interest related to income taxes recorded in the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019.

There were
no

amounts accrued in the
consolidated statements of financial condition for penalties and interest as of December 31, 2021 and 2020.
The Company files a consolidated U.S. federal income tax return and a separate

U.S. federal income tax return for CCHL. Each
subsidiary files various returns in states where its banking offices are located.

The Company is no longer subject to U.S. federal
or state tax examinations for years before 2018.
Note 14
STOCK-BASED COMPENSATION
At December 31, 2021, the Company had three stock-based compensation plans, consisting of the 2021 Associate Incentive Plan
(“AIP”), the 2021 Associate Stock Purchase Plan (“ASPP”), and

the 2021 Director Stock Purchase Plan (“DSPP”).

These plans,
which were approved by the shareowners in April 2021, replaced substantially similar plans approved by the shareowners in
2011.

Total compensation

expense associated with these plans for 2019 through 2021 was $
2.2

million, $
1.6

million, and $
1.6
million, respectively.

AIP.

The AIP allows key associates and directors to earn various forms of equity-based incentive compensation.

Under the 2021
AIP there were
700,000

shares reserved for issuance.

On an annual basis, the Company,

pursuant to the terms and conditions of
the AIP,

will create an annual incentive plan (“Plan”),

under which all participants are eligible to earn performance shares.

Awards

for associates under the 2021 Plan were tied to internally established performance goals.

At base level targets, the grant-
date fair value of the shares eligible to be awarded in 2021 was approximately

$
1.0

million.

Approximately
60
% of the award is
in the form of stock and
40
% in the form of a cash bonus.

For 2021, a total of
25,356

shares were eligible for issuance, but
additional shares could be earned if performance exceeded established goals.

A total of
29,926

shares were earned for 2021 that
were issued in January 2022.

For 2021, Directors earned
10,377

shares under the plan. The Company recognized expense of $
1.2
million, $
1.0

million and $
0.9

million for the years ended December 31, 2021, 2020 and 2019, respectively related to the AIP.

Executive Long-Term

Incentive Plan (“LTIP”)
.

The Company has established a Performance Share Unit Plan under the provisions of the AIP that allows William G. Smith,

Jr., the Chairman, President, and

Chief Executive Officer of CCBG, Inc.,
Thomas A. Barron, the President of CCB, and J. Kimbrough Davis, Chief Financial

Officer of the Company to earn shares based
on the compound annual growth rate in diluted earnings per share over a three-year period.

The Company recognized expense of
$
0.2

million, $
0.4

million and $
1.2

million for the years ended December 31, 2021, 2020 and 2019, respectively.

Shares issued
under the plan were
27,915
,
32,482
, and
15,272

for the years ended December 31, 2021, 2020 and 2019, respectively.

A total of
6,849

shares were earned in 2021 that were issued in January 2022.

After deducting the shares earned, but not issued, in 2021 under the AIP and LTIP,
603,251

shares remain eligible for issuance
under the 2021 AIP.
DSPP.

The Company’s DSPP allows the directors

to purchase the Company’s common

stock at a price equal to
90
% of the
closing price on the date of purchase.

Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.

Under the 2021 DSPP,

there were
300,000

shares reserved for issuance.

The Company recognized $
0.1
million in expense under the DSPP for the years ended December 31, 2021, 2020 and 2019.

The Company issued shares under
the DSPP totaling
19,362
,
16,119

and
15,332

for the years ended December 31, 2021, 2020 and 2019, respectively.

At December
31, 2021, there are
280,638

shares eligible for issuance under the 2021 DSPP.
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

Under the 2021 ASPP,

there were
400,000

shares of common stock
reserved for issuance.

The Company recognized $
0.1

million, $
0.2

million and $
0.1

million in expense under the ASPP for the
years ended December 31, 2021, 2020 and 2019, respectively.

The Company issued shares under the ASPP totaling
22,126
,
33,910

and
27,304

for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021,
377,874

shares
remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights
granted under the ASPP was $
3.96

for 2021.

For 2020 and 2019, the weighted average fair value purchase right granted was
$
5.83

and $
3.61
, respectively.

In calculating compensation, the fair value of each stock purchase right was estimated on the date
of grant using the following weighted average assumptions:
2021 2020 2019
Dividend yield
2.5
%
2.4
%
2.0
%
Expected volatility
21.8
%
45.6
%
17.4
%
Risk-free interest rate
0.1
%
0.9
%
2.3
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

(Dollars in Thousands) 2021 2020 2019
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
212,566
$
180,830
$
149,347
Service Cost
6,971
5,828
6,114
Interest Cost
4,885
5,612
6,178
Actuarial (Gain) Loss
(14,934)
32,172
25,715
Benefits Paid
(2,087)
(11,677)
(6,255)
Expenses Paid
(259)
(260)
(269)
Settlements
(34,634)
-
-
Special/Contractual Termination

Benefits
-
61
-
Projected Benefit Obligation at End of Year $
172,508
$
212,566
$
180,830
Change in Plan Assets:
Fair Value

of Plan Assets at Beginning of Year
$
171,775
$
161,646
$
134,535
Actual Return on Plan Assets
30,479
17,066
28,635
Employer Contributions
-
5,000
5,000
Benefits Paid
(2,087)
(11,677)
(6,255)
Expenses Paid
(259)
(260)
(269)
Settlements
(34,634)
-
-
Fair Value

of Plan Assets at End of Year
$
165,274
$
171,775
$
161,646
Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities $
7,234
$
40,791
$
19,184
Accumulated Benefit Obligation at End of Year $
149,569
$
177,362
$
156,327
Components of Net Periodic Benefit Costs:
Service Cost $
6,971
$
5,828
$
6,114
Interest Cost
4,885
5,612
6,178
Expected Return on Plan Assets
(11,147)
(10,993)
(9,527)
Amortization of Prior Service Costs
15
15
15
Special/Contractual Termination

Benefits
-
61
-
Net Loss Amortization
6,764
3,933
3,862
Net Loss Settlements
3,072
-
-
Net Periodic Benefit Cost $
10,560
$
4,456
$
6,642
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
3.11%
2.88%
3.53%
Rate of Compensation Increase (1)
4.40%
4.00%
4.00%
Measurement Date 12/31/21 12/31/20 12/31/19
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
2.88%
3.53%
4.43%
Expected Return on Plan Assets
6.75%
7.00%
7.25%
Rate of Compensation Increase (1)
4.00%
4.00%
4.00%
Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)

$
(34,265)
$
26,098
$
6,606
Prior Service Cost
(15)
(15)
(15)
Net Loss
(9,836)
(3,933)
(3,862)
Deferred Tax (Benefit)

Expense

11,183
(5,615)
(694)
Other Comprehensive Loss (Gain), net of tax $
(32,933)
$
16,535
$
2,035
Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses $
15,300
$
59,400
$
37,235
Prior Service Cost
20
35
50
Deferred Tax Benefit
(3,884)
(15,066)
(9,451)
Accumulated Other Comprehensive Loss, net of tax $
11,436
$
44,369
$
27,834
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.

During 2021, lump sum payments made under the Company’s

defined benefit pension plan triggered settlement accounting.

In
accordance with the applicable accounting guidance for defined benefit plans, the Company recorded a settlement loss of $
3.1
million.
The service cost component of net periodic benefit cost is reflected in compensation expense in the accompanying statements of
income.

The other components of net periodic cost are included in “other” within the noninterest expense category in the
statements of income.

See Note 1 – Significant

Accounting Policies for additional information.
The Company expects to recognize $
1.7

million of the net actuarial loss reflected in accumulated other comprehensive income at
December 31, 2021 as a component of net periodic benefit cost during 2022.
Plan Assets.
The Company’s pension

plan asset allocation at December 31, 2021 and 2020, and the target asset allocation for
2021 are as follows:
Target Percentage of Plan
Allocation Assets at December 31 (1)
2022 2021 2020
Equity Securities
68
%
73
%
71
%
Debt Securities
27
%
23
%
21
%
Cash and Cash Equivalents
5
%
4
%
8
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

The
Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing
in mutual funds that include various high-grade equity securities and investment

-grade debt issuances with varying investment
strategies.

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

Measurements).

(Dollars in Thousands) 2021 2020
Level 1:
U.S. Treasury Securities $
200
$
405
Mutual Funds
156,726
155,192
Cash and Cash Equivalents
6,881
12,789
Level 2:
U.S. Government Agency
527
1,555
Corporate Notes/Bonds
940
1,834
Total Fair Value

of Plan Assets
$
165,274
$
171,775

Expected Benefit Payments.

At December 31, expected benefit payments related to the defined benefit pension plan were as
follows:
(Dollars in Thousands) 2021
2022 $
13,463
2023
12,567
2024
12,774
2025
12,703
2026
12,070
2027 through 2031
51,009
Total $
114,586
Contributions.

The following table details the amounts contributed to the pension plan in 2021 and 2020, and the expected
amount to be contributed in 2022.
Expected
Contribution
(Dollars in Thousands)
2020 2021
2022 (1)
Actual Contributions $
5,000
$
-
$
-

- $
5,000
(1)

For 2022, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

(Dollars in Thousands) 2021 2020 2019
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
13,402
$
10,244
$
8,860
Service Cost
35
31
-
Interest Cost
243
321
349
Actuarial (Gain) Loss
(146)
1,826
1,035
Plan Amendments
-
980
-
Projected Benefit Obligation at End of Year $
13,534
$
13,402
$
10,244
Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities $
13,534
$
13,402
$
10,244
Accumulated Benefit Obligation at End of Year $
12,803
$
12,339
$
8,778
Components of Net Periodic Benefit Costs:
Service Cost $
35
$
31
$
-
Interest Cost
243
321
349
Amortization of Prior Service Cost
277
327
-
Net Loss Amortization
970
503
761
Net Periodic Benefit Cost $
1,525
$
1,182
$
1,110
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
2.80%
2.38%
3.16%
Rate of Compensation Increase (1)
4.40%
4.00%
4.00%
Measurement Date 12/31/21 12/31/20 12/31/19
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
2.38%
3.16%
4.23%
Rate of Compensation Increase (1)
4.00%
3.50%
3.50%
Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial

(Gain) Loss
$
(146)
$
1,826
$
1,035
Prior Service (Benefit) Cost
(219)
895
-
Net Loss
(970)
(458)
(761)
Deferred Tax (Benefit)

Expense

154
(573)
(70)
Other Comprehensive (Gain) Loss, net of tax $
(1,181)
$
1,690
$
204
Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss $
1,875
$
2,991
$
1,622
Prior Service Cost
429
895
-
Deferred Tax Benefit
(584)
(985)
(411)
Accumulated Other Comprehensive Loss, net of tax $
1,720
$
2,901
$
1,211
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.
The Company expects to recognize approximately $
1.0

million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2021 as a component of net periodic benefit cost during 2022.

Expected Benefit Payments . As of December 31, expected benefit payments related to the SERP were as follows:
(Dollars in Thousands) 2021
2022 $
7,521
2023
4,994
2024
952
2025
36
2026 28
2027 through 2031
316
Total $
13,847
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

Further, in addition to the
50
% match, all associates hired after December
31, 2019 will receive annually a contribution by the Company equal to
3
% of their compensation.

For 2021, the Company made
annual matching contributions of $
1.0

million.

For 2020 and 2019, the Company made annual matching contributions of $
0.8
million and $
0.7

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

For 2021 and 2020, matching contributions were made by CCHL up to
3
% of eligible participant's compensation totaling $
0.7
million and $
0.5

million, respectively.

Other Plans
The Company has a Dividend Reinvestment and Optional Stock Purchase

Plan.

A total of
250,000

shares have been reserved for
issuance.

In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open
market and, thus, the Company did not issue any shares under this plan in 2021,

2020 and 2019.
Note 16
EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:
(Dollars and Per Share Data in Thousands) 2021 2020 2019
Numerator:
Net Income Attributable to Common Shareowners $
33,396
$
31,576
$
30,807
Denominator:
Denominator for Basic Earnings Per Share Weighted

-Average Shares
16,863
16,785
16,770
Effects of Dilutive Securities Stock Compensation

Plans
30
37
57
Denominator for Diluted Earnings Per Share Adjusted Weighted

-Average

Shares and Assumed Conversions
16,893
16,822
16,827
Basic Earnings Per Share $
1.98
$
1.88
$
1.84
Diluted Earnings Per Share $
1.98
$
1.88
$
1.83

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

Under

capital

adequacy guidelines

and the

regulatory framework

for

prompt
corrective action ,
the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their
assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The capital amounts and
classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Prompt corrective action provisions are not applicable to bank holding companies.

A detailed description of these regulatory
capital requirements is provided in the section captioned “Regulatory

Considerations – Capital Regulations” section on page 15.
Management believes, at December 31, 2021 and 2020, that the Company and the Bank meet all capital adequacy requirements to
which they are subject.

At December 31, 2021, the most recent notification from the Federal Deposit Insurance

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

The Company and Bank’s actual capital

amounts and ratios at December 31, 2021 and 2020 are
presented in the following table.

To Be Well

-
Capitalized Under
Required Prompt
For Capital Corrective
Actual Adequacy Purposes Action Provisions
(Dollars in Thousands) Amount Ratio Amount Ratio Amount Ratio
2021
Common Equity Tier 1:
CCBG
$
310,947
13.86%
$
100,925
4.50%
* *
CCB
346,959
15.50%
100,725
4.50%
$
145,491
6.50%
Tier 1 Capital:
CCBG

361,947
16.14%
134,566
6.00%
* *
CCB
346,959
15.50%
134,300
6.00%
179,066
8.00%
Total

Capital:
CCBG
384,743
17.15%
179,422
8.00%
* *
CCB
369,754
16.52%
179,066
8.00%
223,833
10.00%
Tier 1 Leverage:
CCBG
361,947
8.95%
161,749
4.00%
* *
CCB
346,959
8.59%
161,515
4.00%
201,894
5.00%
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

In 2022, the bank subsidiary may declare dividends without regulatory approval of
$
43.0

million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2022 up to the date of any such
dividend declaration.
Note 18
ACCUMULATED OTHER

COMPREHENSIVE INCOME (LOSS)
FASB Topic

ASC 220, “Comprehensive Income” requires that certain transactions and other economic events that bypass the
income statement be displayed as other comprehensive income.

Total comprehensive income

is reported in the consolidated
statements of comprehensive income and changes in shareowners’ equity.

The following table shows the amounts allocated to accumulated other comprehensive income (loss).
Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive

(Dollars in Thousands)
for Sale Swap Plans (Loss) Income
Balance as of January 1, 2021 $
2,700
$
428
$
(47,270)
$
(44,142)
Other comprehensive (loss) income during the period
(7,288)
1,102
34,114
27,928
Balance as of December 31, 2021 $
(4,588)
$
1,530
$
(13,156)
$
(16,214)
Balance as of January 1, 2020 $
864
$
-
$
(29,045)
$
(28,181)
Other comprehensive income (loss) during the period
1,836
428
(18,225)
(15,961)
Balance as of December 31, 2020 $
2,700
$
428
$
(47,270)
$
(44,142)
Balance as of January 1, 2019 $
(2,008)
$
-
$
(26,807)
$
(28,815)
Other comprehensive income (loss) during the period
2,872
-
(2,238)
634
Balance as of December 31, 2019 $
864
$
-
$
(29,045)
$
(28,181)
Note 19
RELATED PARTY

TRANSACTIONS
At December 31, 2021 and 2020, certain officers and directors were indebted to the Company’s bank subsidiary

in the aggregate
amount of $
3.8

million and $
4.3

million, respectively.

During 2021, $
2.4

million in new loans were made and repayments totaled
$
2.9

million.

These loans were all current at year-end.
Deposits from certain directors, executive officers, and

their related interests totaled $
50.1

million and $
41.9

million at December
31, 2021 and 2020, respectively.
Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which William G. Smith, Jr.

has an interest.

The lease agreement with Smith Interests General Partnership L.L.P.

provides for annual lease payments of approximately $
0.2
million, to be adjusted for inflation in future years.
William G. Smith, III, the son of our Chairman,

President and Chief Executive Officer,

William G. Smith, Jr.,

is employed as
President, Leon County at Capital City Bank.

In 2021, William G. Smith, III’s

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
(Dollars in Thousands) 2021 2020 2019
Legal Fees $
1,411
$
1,570
$
1,722
Professional Fees
5,633
4,863
4,345
Telephone
2,975
2,869
2,645
Advertising
2,683
2,998
2,056
Processing Services
6,569
5,832
5,779
Insurance – Other
2,096
1,607
1,007
Pension – Other
1,913
(216)
1,642
Other
12,242
11,396
9,079
Total $
35,522
$
30,919
$
28,275

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
2021 2020
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit
(1)
$
217,531
$
505,897
$
723,428
$
160,372
$
596,572
$
756,944
Standby Letters of Credit
5,205
-
5,205
6,550
-
6,550
Total $
222,736
$
505,897
$
728,633
$
166,922
$
596,572
$
763,494
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

(Dollars in Thousands) 2021 2020 2019
Beginning Balance $
1,644
$
157
$
160
Impact of Adoption of ASC 326
-
876
-
Provision for Credit Losses
1,253
611
(3)
Ending Balance $
2,897
$
1,644
$
157
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

Payments during
2021 totaled $
0.8

million.

Payments totaled $
0.7

million and $
0.6

million for the years 2020 and 2019, respectively.
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

Mortgage Banking Derivative Instruments.
The fair values of interest rate lock commitments are derived by valuation models
incorporating market pricing for instruments with similar characteristics, commonly referred to as best execution pricing, or
investor commitment prices for best effort IRLCs which have

unobservable inputs, such as an estimate of the fair value of the servicing rights expected to be recorded upon sale of the loans, net estimated costs to originate the loans, and the pull-through
rate, and are therefore classified as Level 3 within the fair value hierarchy.

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
the period.

At December 31, 2021, there was $
0.1

million payable.

No

amounts were payable at December 31, 2020.

A summary of fair values for assets and liabilities at December 31 consisted of the following:

(Dollars in Thousands)
Level 1 Level 2 Level 3
Total

Fair
Inputs Inputs Inputs Value
2021
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
187,868
$
-
$
-
$
187,868
U.S. Government Agency
-
237,578
-
237,578
States and Political Subdivisions
-
46,980
-
46,980
Mortgage-Backed Securities
-
88,869
-
88,869
Corporate Debt Securities
-
86,222
-
86,222
Other Securities
-
7,094
-
7,094
Held for Sale Loans
-
52,532
-
52,532
Interest Rate Swap Derivative
-
2,050
-
2,050
Mortgage Banking IRLC Derivative
-
-
1,258
1,258
Mortgage Servicing Rights $
-
$
-
$
4,718
$
4,718
LIABILITIES:
Mortgage Banking Hedge Derivative $
-
$
7
$
-
$
7
2020
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
104,519
$
-
$
-
$
104,519
U.S. Government Agency
-
208,531
-
208,531
State and Political Subdivisions
-
3,632
-
3,632
Mortgage-Backed Securities
-
515
-
515
Other Securities
-
7,673
-
7,673
Held for Sale Loans
-
114,039
-
114,039
Interest Rate Swap Derivative
-
574
-
574
Mortgage Banking IRLC Derivative $
-
$
-
$
4,825
$
4,825
LIABILITIES:
Mortgage Banking Hedge Derivative $
-
$
907
$
-
$
907
Mortgage Banking Activities.

The Company had Level 3 issuances and transfers of $
31.3

million and $
47.7

million for year
ended December 31, 2021 related to mortgage banking activities.

The Company had Level 3 issuances and transfers of $
50.7
million and $
56.0

million for the period March 1, 2020 to December 31, 2020.

Issuances are valued based on the change in fair
value of the underlying mortgage loan from inception of the IRLC to the statement of financial condition date, adjusted for pull-
through rates and costs to originate.

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

Valuation

techniques are consistent with those
techniques applied in prior periods.

Collateral dependent loans had a carrying value of $
2.8

million with a valuation allowance of
$
0.2

million at December 31, 2021.

Collateral dependent loans had a carrying value of $
7.1

million with a valuation allowance of
$
0.1

million at December 31, 2020.
Other Real Estate Owned
.

During 2021 and 2020, certain foreclosed assets, upon initial recognition, were measured and reported
at fair value through a charge-off to the allowance

for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

A summary of estimated fair values of significant financial instruments at December

31 consisted of the following:
2021
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
65,313
$
65,313
$
-
$
-
Short-Term Investments
970,041
970,041
-
-
Investment Securities, Available

for Sale
654,611
187,868
466,743
-
Investment Securities, Held to Maturity
339,601
113,877
225,822
-
Equity Securities (1)
861
-
861
-
Loans Held for Sale
52,532
-
52,532
-
Other Equity Securities
(2)
2,848
-
2,848
-
Interest Rate Swap Derivative
2,050
-
2,050
-
Mortgage Servicing Rights
3,774
-
-
4,718
Mortgage Banking IRLC Derivative
1,258
-
-
1,258
Loans, Net of Allowance for Credit Losses $
1,909,859
$
-
$
-
$
1,903,640
LIABILITIES:
Deposits $
3,712,862
$
-
$
3,713,478
$
-
Short-Term

Borrowings
34,557
-
34,557
-
Subordinated Notes Payable
52,887
-
42,609
-
Long-Term Borrowings
884
-
938
-
Mortgage Banking Hedge Derivative $
7
$
-
$
7
$
-
(1)

Not readily marketable securities.
(2)

Accounted for under the equity method - not readily marketable securities -

reflected in other assets.
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
Mortgage Servicing Rights
3,452
-
-
3,451
Mortgage Banking IRLC Derivative
4,825
-
-
4,825
Loans, Net of Allowance for Credit Losses $
1,982,610
$
-
$
-
$
1,990,740
LIABILITIES:
Deposits $
3,217,560
$
-
$
3,217,615
$
-
Short-Term

Borrowings
79,654
-
79,654
-
Subordinated Notes Payable
52,887
-
43,449
-
Long-Term Borrowings
3,057
-
3,174
-
Mortgage Banking Hedge Derivative $
907
$
-
$
907
$
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
Parent Company Statements of Financial Condition
(Dollars in Thousands, Except Per Share

Data)
2021 2020
ASSETS
Cash and Due From Subsidiary Bank $
25,768
$
39,718
Equity Securities
120
-
Investment in Subsidiary Bank
415,580
342,958
Goodwill and Other Intangibles
4,158
-
Other Assets
7,866
6,530
Total Assets $
453,492
$
389,206

LIABILITIES
Long-Term Borrowings $
-
$
900
Subordinated Notes Payable
52,887
52,887
Other Liabilities
17,439
14,582
Total Liabilities $
70,326
$
68,369

SHAREOWNERS’ EQUITY
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,892,060

and
16,790,573

shares
issued and outstanding at December 31, 2021 and 2020, respectively
169
168
Additional Paid-In Capital
34,423
32,283
Retained Earnings
364,788
332,528
Accumulated Other Comprehensive Loss, Net of Tax
(16,214)
(44,142)
Total Shareowners’

Equity
383,166
320,837
Total Liabilities and Shareowners’

Equity
$
453,492
$
389,206

The operating results of the parent company for the three years ended December

31 are shown below:
Parent Company Statements of Operations
(Dollars in Thousands) 2021 2020 2019
OPERATING INCOME
Income Received from Subsidiary Bank:
Administrative Fees $
5,516
$
6,068
$
6,517
Dividends
10,000
21,000
19,000
Other Income
174
193
203
Total Operating

Income
15,690
27,261
25,720

OPERATING EXPENSE
Salaries and Associate Benefits
3,558
3,418
3,928
Interest on Subordinated Notes Payable
1,233
1,514
2,381
Professional Fees
1,113
1,079
1,196
Advertising

134
140
157
Legal Fees
589
456
391
Other
2,087
1,673
1,711
Total Operating

Expense
8,714
8,280
9,764
Earnings Before Income Taxes

and Equity in Undistributed
Earnings of Subsidiary Bank
6,976
18,981
15,956
Income Tax Benefit
(717)
(406)
(632)
Earnings Before Equity in Undistributed Earnings of Subsidiary Bank
7,693
19,387
16,588
Equity in Undistributed Earnings of Subsidiary Bank
25,703
12,189
14,219
Net Income $
33,396
$
31,576
$
30,807

The cash flows for the parent company for the three years ended December 31 were as follows:
Parent Company Statements of Cash Flows
(Dollars in Thousands) 2021 2020 2019
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net Income $
33,396
$
31,576
$
30,807
Adjustments to Reconcile Net Income to Net Cash Provided By

Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank
(25,703)
(12,189)
(14,219)
Stock Compensation
843
892
1,569
Amortization of Intangible Asset
107
-
-
Increase in Other Assets
(21)
(217)
(445)
Increase in Other Liabilities
3,131
1,900
1,557
Net Cash Provided By Operating Activities $
11,753
$
21,962
$
19,269
CASH FROM INVESTING ACTIVITIES:
Purchase of Equity Securities $
(120)
$
-
$
-
Net Cash Paid for Acquisition
(4,482)
-
-
Increase in Investment in Subsidiaries
(10,770)
-
-
Net Cash Used in Investing Activities $
(15,372)
$
-
$
-
CASH FROM FINANCING ACTIVITIES:
Repayment of Long-Term

Borrowings
(900)
(600)
(600)
Dividends Paid
(10,459)
(9,567)
(8,047)
Issuance of Common Stock Under Compensation Plans
1,028
1,041
1,054
Payments to Repurchase Common Stock
-
(2,042)
(1,805)
Net Cash Used In Financing Activities $
(10,331)
$
(11,168)
$
(9,398)
Net (Decrease) Increase in Cash
(13,950)
10,794
9,871
Cash at Beginning of Year
39,718
28,924
19,053
Cash at End of Year $
25,768
$
39,718
$
28,924

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.

Controls and Procedures
Evaluation of Disclosure Controls

and Procedures
.

At December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated

the effectiveness
of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934). Based upon
that evaluation, our Chief Executive Officer and Chief

Financial Officer each concluded that at December 31, 2021,

the end of the
period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.
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
Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway

Commission
(2013 framework) (the COSO criteria).

As allowed for by the SEC under the current year acquisition scope exception, management’s assessment of

the effectiveness of the internal control over financial reporting excluded the evaluation of internal
controls over financial reporting of Capital City Strategic Wealth,

Inc.,

which was acquired on April 30, 2021.

As part of this
acquisition, we recorded approximately $4.5 million in total assets.

Based on this evaluation under the framework in Internal
Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f),

at December 31, 2021.

BKD, LLP,

an independent registered public accounting firm, has audited our consolidated financial statements as of and for the
year ended December 31, 2021, and opined as to the effectiveness of internal control over financial reporting at December 31,
2021, as stated in its attestation report, which is included herein on page 114.
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
Item 9B.

Other Information
None.

Report of Independent Registered Public Accounting Firm
To the Shareowners,

Board of Directors and Audit Committee

Capital City Bank Group, Inc.
Tallahassee, Florida
Opinion on the Internal Control over Financial Reporting
We have audited

Capital City Bank Group, Inc.’s (the Company)

internal control over financial reporting as of December 31,
2021, based on criteria established in Internal Control – Integrated Framework: (2013)

issued by the Committee of Sponsoring
Organizations of the Treadway

Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013)
issued by COSO.

As permitted, the Company excluded the operations of Capital City Strategic Wealth,

Inc., which was acquired on April 30, 2021
and constituted approximately 0.11% of total

assets, from the scope of management’s

report on internal control over financial
reporting.

As such, Capital City Strategic Wealth

has also been excluded from the scope of our audit of internal control over financial reporting.
We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(PCAOB), the consolidated financial statements of the Company and our report dated March 1, 2022, expressed an unqualified
opinion thereon.
Basis for Opinion
The Company’s management is responsible

for maintaining effective internal control over financial reporting and for its
assessment of the effectiveness of internal control over financial reporting, included in the accompanying
Management’s

Report
on Internal Control over Financial Reporting
.

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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material
weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.

Our audit also included performing such other procedures as we considered necessary in the circumstances.

We believe that our
audit provides a reasonable basis for our opinion.
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over

financial reporting is a process designed to provide reasonable assurance regarding the
reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with
generally accepted accounting principles.

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

Also,
projections of any evaluation of effectiveness to future

periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
BKD, LLP

Little Rock, Arkansas
March 1, 2022

Part III
Item 10.

Directors, Executive Officers, and Corporate Governance
Incorporated herein by reference to the sections entitled “Proposal No.

1 – Election of Directors”,

“Corporate Governance at
Capital City,” “Share Ownership”

and “Board Committee Membership” in the Registrant’s

Proxy Statement relating to its Annual
Meeting of Shareowners to be held April 26, 2022.
Item 11.

Executive Compensation
Incorporated herein by reference to the sections entitled “Compensation

Discussion and Analysis,” “Executive Compensation”
and “Director Compensation” in the Registrant’s

Proxy Statement relating to its Annual Meeting of Shareowners to be held April
26, 2022.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Shareowners Matters.

Information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections
captioned “Share Ownership” and “Equity Compensation Plan Information”

in the Registrant’s Proxy Statement relating to its
Annual Meeting of Shareowners to be held April 26, 2022.

Item 13.

Certain Relationships and Related Transactions,

and Director Independence
Incorporated herein by reference to the sections entitled “Transactions

With Related Persons” and “Corporate

Governance at
Capital City” in the Registrant’s Proxy

Statement relating to its Annual Meeting of Shareowners to be held April 26, 2022.

Item 14.

Principal Accountant Fees and Services
Incorporated herein by reference to the section entitled “Audit Committee Matters”

in the Registrant’s Proxy Statement

relating to
its Annual Meeting of Shareowners to be held April 26, 2022.

PART

IV
Item 15.

Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at the End of Fiscal Years

2021 and 2020

Consolidated Statements of Income for Fiscal Years

2021, 2020, and 2019

Consolidated Statements of Comprehensive Income for Fiscal Years

2021, 2020, and 2019
Consolidated Statements of Changes in Shareowners’ Equity for

Fiscal Years

2021, 2020, and 2019

Consolidated Statements of Cash Flows for Fiscal Years

2021, 2020, and 2019

Notes to Consolidated Financial Statements

2.

Financial Statement Schedules
Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the
financial statements or the notes thereto.

3.

Exhibits Required to be Filed by Item 601 of Regulation S-K
Reg. S-K
Exhibit

Table
Item No.

Description of Exhibit
3.1
Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K (filed 5/3/21) (No. 0-13358).
3.2
Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s
Form 8-K (filed 5/3/21) (No. 0-13358).
4.1

See Exhibits 3.1 and 3.2 for provisions of Amended and Restated Articles of Incorporation

and
Amended and Restated Bylaws, which define the rights of the Registrant’s shareowners.
4.2
Capital City Bank Group, Inc. 2021 Director Stock Purchase Plan - incorporated herein by reference to
Exhibit 4.3 of the Registrant’s Form S-8 (filed 5/14/21) (No. 333-256134).
4.3
Capital City Bank Group, Inc. 2021 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-8 (filed 5/14/21) (No. 333-256134).
4.4

Capital City Bank Group, Inc. 2021 Associate Incentive Plan - incorporated herein by reference to
Exhibit 4.5 of the Registrant’s Form S-8 (filed 5/14/21) (No. 333-256134).
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
21
Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2021.**
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

Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on March 1, 2022, on its behalf by the undersigned, thereunto duly authorized.
CAPITAL CITY

BANK GROUP,

INC.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2022 by the
following persons in the capacities indicated.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/s/ J. Kimbrough Davis

J. Kimbrough Davis
Executive Vice President

and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on March 1, 2022, on its behalf by the undersigned, thereunto duly authorized.
Directors:

/s/ Robert Antoine

/s/ Kimberly Crowell

Robert Antoine

Kimberly Crowell

/s/ Thomas A. Barron

/s/ Bonnie Davenport

Thomas A. Barron

Bonnie Davenport

/s/ Allan G. Bense

/s/ Eric Grant

Allan G. Bense

Eric Grant

/s/ William Butler

/s/ Laura Johnson

William Butler

Laura Johnson
/s/ Stanley W. Connally,

Jr.
/s/ John G. Sample, Jr.

Stanley W.

Connally, Jr

John G. Sample, Jr
/s/ Cader B. Cox, III /s/ William G. Smith, Jr.

Cader B. Cox, III

William G. Smith, Jr.

/s/ Marshall M. Criser III

/s/ Ashbel C. Williams

Marshall M. Criser III

Ashbel C. Williams
/s/ J. Everitt Drew

J. Everitt Drew