Form 10-Q
period 2022-03-31
CAPITAL CITY BANK GROUP INC
filed 2022-05-04
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2022
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
At May 2, 2022,
16,947,627

shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – March 31, 2022 and December 31, 2021 4
Consolidated Statements of Income – Three Months Ended March 31, 2022 and 2021 5
Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2022 and 2021 6
Consolidated Statements of Changes in Shareowners’ Equity – Three Months Ended March 31, 2022 and 2021 7
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2022 and 2021 8
Notes to Consolidated Financial Statements 9

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations
30

Item 3.

Quantitative and Qualitative Disclosure About Market Risk
45

Item 4.

Controls and Procedures
45

PART II –

Other Information

Item 1. Legal Proceedings 45

Item 1A. Risk Factors 45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 45

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

31, 2021

(the “2021 Form

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
● the magnitude and duration of the ongoing COVID-19 pandemic and its impact on the global economy and financial market conditions and our business;
●
the effects of natural disasters, harsh weather conditions (including hurricanes), widespread health emergencies,

military conflict,
terrorism, civil unrest or other geopolitical events;
● our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
● climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business;
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

PART

I.

FINANCIAL INFORMATION
Item 1.
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(Unaudited)
March 31, December 31,
(Dollars in Thousands, Except Par Value) 2022

2021
ASSETS

Cash and Due From Banks $
77,963
$
65,313
Federal Funds Sold and Interest Bearing Deposits

790,465

970,041
Total Cash and Cash Equivalents

868,428

1,035,354

Investment Securities, Available

for Sale, at fair value (amortized cost of $
655,927

and $
660,732
)

624,361

654,611
Investment Securities, Held to Maturity (fair value of $
501,277

and $
339,699
)

518,678

339,601
Equity Securities
855

861
Total Investment

Securities

1,143,894

995,073

Loans Held For Sale, at fair value
50,815

52,532

Loans Held for Investment
1,985,509

1,931,465
Allowance for Credit Losses

(20,756)

(21,606)
Loans Held for Investment, Net

1,964,753

1,909,859

Premises and Equipment, Net

82,518

83,412
Goodwill and Other Intangibles

93,213

93,253
Other Real Estate Owned
17
17
Other Assets

106,407

94,349
Total Assets $
4,310,045
$
4,263,849

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,704,329
$
1,668,912
Interest Bearing Deposits

2,061,178

2,043,950
Total Deposits

3,765,507

3,712,862

Short-Term

Borrowings

30,865
34,557
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

806
884
Other Liabilities

77,323
67,735
Total Liabilities

3,927,388
3,868,925
Temporary Equity
10,512
11,758

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,947,602

and
16,892,060

shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively
169
169
Additional Paid-In Capital

35,188
34,423
Retained Earnings

370,531
364,788
Accumulated Other Comprehensive Loss, net of tax

(33,743)
(16,214)
Total Shareowners’

Equity

372,145
383,166
Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,310,045
4,263,849
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands, Except Per Share

Data)
2022 2021
INTEREST INCOME
Loans, including Fees $
22,133
$
23,350
Investment Securities:
Taxable Securities
2,890
1,863
Tax Exempt Securities
6
20
Federal Funds Sold and Interest Bearing Deposits
409
213
Total Interest Income
25,438
25,446
INTEREST EXPENSE
Deposits
224
208
Short-Term

Borrowings
192
412
Subordinated Notes Payable
317
307
Other Long-Term

Borrowings
9
21
Total Interest Expense
742
948
NET INTEREST INCOME
24,696
24,498
Provision for Credit Losses
-
(982)
Net Interest Income After Provision For Credit Losses
24,696
25,480
NONINTEREST INCOME
Deposit Fees
5,191
4,271
Bank Card Fees
3,763
3,618
Wealth Management

Fees
6,070
3,090
Mortgage Banking Revenues
8,946
17,125
Other
1,848
1,722
Total Noninterest

Income
25,818
29,826
NONINTEREST EXPENSE
Compensation
24,856
26,064
Occupancy, Net
6,093
5,967
Other Real Estate Owned, Net

25
(118)
Pension Settlement 209 -
Other
8,050
8,563
Total Noninterest

Expense
39,233
40,476
INCOME BEFORE INCOME TAXES
11,281
14,830
Income Tax Expense
2,235
2,787
NET INCOME $
9,046
$
12,043
Income Attributable to Noncontrolling Interests
(591)
(2,537)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
8,455
$
9,506
BASIC NET INCOME PER SHARE $
0.50
$
0.56
DILUTED NET INCOME PER SHARE $
0.50
$
0.56
Average Basic Shares

Outstanding
16,931
16,838
Average Diluted

Shares Outstanding
16,946
16,862
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended
March 31,
(Dollars in Thousands) 2022 2021
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
8,455
$
9,506
Other comprehensive (loss) income, before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(25,445)
(1,952)
Derivative:
Change in net unrealized gain on effective cash flow

derivative
1,836
2,125
Benefit Plans:
Reclassification adjustment for service cost
-
24
Actuarial gain
-
166
Pension Settlement
209
-
Total Benefit Plans
209
190
Other comprehensive (loss) income, before

tax
(23,400)
363
Deferred tax (benefit) expense related to other comprehensive income
(5,871)
92
Other comprehensive (loss) income, net of tax
(17,529)
271
TOTAL COMPREHENSIVE

(LOSS) INCOME
$
(9,074)
$
9,777
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, January 1, 2022
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common Shareowners -
-
-
8,455
-
8,455
Other Comprehensive Loss, net of tax -
-
-
-
(17,529)
(17,529)
Cash Dividends ($
0.1600

per share)
-
-
-
(2,712)
-
(2,712)
Stock Based Compensation -
-
245
-
-
245
Stock Compensation Plan Transactions, net
55,542
-
520
-
-
520
Balance, March 31, 2022
16,947,602
$
169
$
35,188
$
370,531
$
(33,743)
$
372,145
Balance, January 1, 2021
16,790,573
$
168
$
32,283
$
332,528
$
(44,142)
$
320,837
Net Income Attributable to Common Shareowners -
-
-
9,506
-
9,506
Reclassification to Temporary Equity
(1)
-
-
-
(4,182)
-
(4,182)
Other Comprehensive Income, net of tax -
-
-
-
271
271
Cash Dividends ($
0.1500

per share)
-
-
-
(2,528)
-
(2,528)
Stock Based Compensation -
-
219
-
-
219
Stock Compensation Plan Transactions, net
61,305
1
302
-
-
303
Balance, March 31, 2021
16,851,878
$
169
$
32,804
$
335,324
$
(43,871)
$
324,426
(1)
Adjustment to redemption value for non-controlling interest in Capital City Home Loans.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands) 2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
8,455
$
9,506
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
-
(982)

Depreciation
1,907
1,942

Amortization of Premiums, Discounts and Fees, net
2,907
2,428

Amortization of Intangible Asset
40
-

Pension Plan Settlement Charge
209
-

Originations of Loans Held-for-Sale
(246,887)
(470,248)

Proceeds From Sales of Loans Held-for-Sale
257,550
519,331

Mortgage Banking Revenues
(8,946)
(17,125)

Net Additions for Capitalized Mortgage Servicing Rights
227
119

Change in Valuation

Provision for Mortgage Servicing Rights
-
(250)

Stock Compensation
245
219

Net Tax Benefit From Stock-Based

Compensation
(19)
(4)

Deferred Income Taxes
(6,167)
(378)

Net Change in Operating Leases
(27)
(41)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
-
(202)

Net Decrease (Increase) in Other Assets
1,441
(1,370)

Net Increase in Other Liabilities
7,036
7,935
Net Cash Provided By Operating Activities
17,971
50,880
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(194,448)
(54,382)

Payments, Maturities, and Calls
14,441
24,629
Securities Available for

Sale:

Purchases
(25,139)
(133,628)

Proceeds from Sale or Securities
3,365
-

Payments, Maturities, and Calls
24,824
49,349
Purchases of Loans Held for Investment
(26,713)
(23,686)
Net Increase in Loans Held for Investment
(28,405)
(29,437)
Proceeds From Sales of Other Real Estate Owned
-
1,084
Purchases of Premises and Equipment
(1,013)
(1,592)
Noncontrolling Interest Contributions
1,838
1,259
Net Cash Used In Investing Activities
(231,250)
(166,404)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
52,645
140,548
Net Decrease in Short-Term

Borrowings
(3,692)
(24,181)
Repayment of Other Long-Term

Borrowings
(78)
(1,014)
Dividends Paid
(2,712)
(2,528)
Issuance of Common Stock Under Purchase Plans
190
33
Net Cash Provided By Financing Activities
46,353
112,858
NET DECREASE IN CASH AND CASH EQUIVALENTS
(166,926)
(2,666)
Cash and Cash Equivalents at Beginning of Period

1,035,354
928,549
Cash and Cash Equivalents at End of Period

$
868,428
925,883
Supplemental Cash Flow Disclosures:

Interest Paid
$
715
1,009

Income Taxes Paid
$
20
-
Noncash Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned
$
-
$
184
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

Form 10-Q and Article 10 of Regulation S-X.

Accordingly,
they do not include all of the information and notes required by generally accepted accounting principles for complete financial
statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair
presentation have been included.

The Consolidated Statement of Financial Condition at December

31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for
complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the
Company’s annual report

on Form 10-K for the year ended December 31, 2021.
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
1.6

million.
Accounting Standards Updates
Accounting Standards Update (“ASU”)

2022-02, “Financial Instruments – Credit Losses (Topic

326)
.

In March 2022, the Financial
Accounting Standards Board ("FASB")

issued ASU 2022-02, "Financial Instruments – Credit Losses (Topic

326), Troubled Debt
Restructurings and Vintage

Disclosures". ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings

("TDRs")
in ASC 310-40, "Receivables - Troubled Debt

Restructurings by Creditors" for entities that have adopted the current expected credit loss model introduced by ASU 2016-13, “Financial Instruments –

Credit Losses (Topic 326):

Measurement of Credit Losses on
Financial Instruments”.

ASU 2022-02 also requires that public business entities disclose current

-period gross charge-offs by year of
origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—
Credit Losses—Measured at Amortized Cost".

ASU 2022-02 is effective for the Company for fiscal years beginning after December
15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect

that
ASU 2022-02 will have on its consolidated financial statements and related disclosures.

NOTE 2 – INVESTMENT SECURITIES
Investment Portfolio Composition . The following table summarizes the amortized cost and related fair value securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
March 31, 2022
U.S. Government Treasury $
190,049
$
15
$
10,051
$
-
$
180,013
U.S. Government Agency
232,067
547
8,179
-
224,435
States and Political Subdivisions
47,107
11
3,753
(15)
43,350
Mortgage-Backed Securities (1)
91,169
15
5,121
-
86,063
Corporate Debt Securities
88,208
4
5,018
(21)
83,173
Other Securities (2)
7,327
-
-
-
7,327
Total

$
655,927
$
592
$
32,122
$
(36)
$
624,361
December 31, 2021
U.S. Government Treasury $
190,409
$
65
$
2,606
$
-
$
187,868
U.S. Government Agency
238,490
1,229
2,141
-
237,578
States and Political Subdivisions
47,762
44
811
(15)
46,980
Mortgage-Backed Securities (1)
89,440
27
598
-
88,869
Corporate Debt Securities
87,537
10
1,304
(21)
86,222
Other Securities (2)
7,094
-
-
-
7,094
Total

$
660,732
$
1,375
$
7,460
$
(36)
$
654,611
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
March 31, 2022
U.S. Government Treasury $
289,237
$
10
$
9,355
$
279,892
Mortgage-Backed Securities (1)
229,441
414
8,470
221,385
Total

$
518,678
$
424
$
17,825
$
501,277
December 31, 2021
U.S. Government Treasury $
115,499
$
-
$
1,622
$
113,877
Mortgage-Backed Securities (1)
224,102
2,819
1,099
225,822
Total

$
339,601
$
2,819
$
2,721
$
339,699
(1)

Comprised of residential mortgage-backed

securities
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
2.3

million and $
5.1

million,
respectively,

at March 31, 2022 and $
2.0

million and $
5.1

million, respectively,

at December 31, 2021.
At March 31, 2022, the investment portfolio had $
0.9

million in equity securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
453.3

million and $
463.8

million at March 31, 2022 and December 31, 2021, respectively,

were
pledged to secure public deposits and for other purposes.
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

Investment Sales. There were sales of investment securities totaling $
3.4

million for the three months ended March 31, 2022. There
were no significant sales of investment securities for the three months ended

December 31, 2021 and March 31, 2021.
Maturity Distribution
.

At March 31, 2022, the Company's investment securities had the following maturity distribution based on
contractual maturity.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or
prepay obligations.

Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately
because they are not due at a certain maturity date.
Available for

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
36,321

$
34,519

$
-

$
-
Due after one year through five years

306,432

290,613

289,237

279,892
Due after five year through ten years

62,103

56,445

-

-
Mortgage-Backed Securities
91,169
86,063
229,441
221,385
U.S. Government Agency

152,575

149,394

-

-
Equity Securities

7,327

7,327

-

-
Total

$
655,927

$
624,361

$
518,678

$
501,277
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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
March 31, 2022
Available for

Sale
U.S. Government Treasury $
117,369

$
6,723

$
57,638

$
3,328

$
175,007

$
10,051
U.S. Government Agency
122,572
5,952
43,637
2,227
166,209
8,179
States and Political Subdivisions
42,181

3,719

444

34

42,625

3,753
Mortgage-Backed Securities
85,848

5,121

-

-

85,848

5,121
Corporate Debt Securities
79,718

5,018

-

-

79,718

5,018
Total

447,688

26,533

101,719

5,589

549,407

32,122

Held to Maturity
U.S. Government Treasury

261,362

9,355

-

-

261,362

9,355
Mortgage-Backed Securities
166,472

7,633

10,496

837

176,968

8,470
Total

$
427,834

$
16,988

$
10,496

$
837

$
438,330

$
17,825
December 31, 2021
Available for

Sale

U.S. Government Treasury $
172,206

$
2,606

$
-

$
-

$
172,206

$
2,606
U.S. Government Agency
127,484
1,786
17,986
355
145,470
2,141
States and Political Subdivisions

42,122

811

-

-

42,122

811
Mortgage-Backed Securities
81,832
598
-
-
81,832
598
Corporate Debt Securities
69,354
1,304
-
-
69,354
1,304
Total

$
492,998

$
7,105

$
17,986

$
355

$
510,984

$
7,460

Held to Maturity
U.S. Government Treasury

113,877

1,622

-

-

113,877

1,622
Mortgage-Backed Securities
115,015
1,099
-
-
115,015
1,099
Total

$
228,892

$
2,721

$
-

$
-

$
228,892

$
2,721

At March 31, 2022, there were
673

positions (combined Available-for-Sale

and Held-to-Maturity) with unrealized losses totaling
$
49.9

million.
553

of these positions were U.S. government agency securities issued by U.S. government sponsored entities.

Municipal securities totaled
48

positions.

The remaining
72

positions were corporate debt and asset backed securities.

These
investment securities had allowance for credit losses totaling less than $
0.1

million at March 31, 2022.

The declines in the fair values
of these securities were attributable to changes in interest rates and not credit quality.

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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:
(Dollars in Thousands) March 31, 2022

December 31, 2021
Commercial, Financial and Agricultural $
230,213

$
223,086
Real Estate – Construction

174,293

174,394
Real Estate – Commercial Mortgage

669,110

663,550
Real Estate – Residential (1)

374,712

360,021
Real Estate – Home Equity

188,174

187,821
Consumer (2)

349,007

322,593
Loans Held For Investment, Net of Unearned Income $
1,985,509

$
1,931,465
(1) Includes loans in process balances of $
6.7

million and $
13.6

million at March 31, 2022 and December 31, 2021,

respectively.
(2)
Includes overdraft balances of $
1.2

million and $
1.1

million at March 31, 2022 and December 31, 2021,

respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
4.4

million at March 31, 2022 and $
3.9
million at December 31, 2021.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
5.8

million at March 31, 2022 and $
5.3

million at
December 31, 2021, and is reported separately in Other Assets.
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

Residential loan purchases from CCHL totaled $
26.3

million and
$
22.2

million for the three months ended March 31, 2022 and March 31, 2021, respectively,

and were not credit impaired.

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

This allowance methodology is discussed further in Note 1 – Significant

Accounting
Policies in the Company’s 2021 Form

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
March 31, 2022
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
Provision for Credit Losses
(161)
(714)
(181)
314
(405)
1,068
(79)
Charge-Offs
(73)
-
(266)
-
(33)
(1,402)
(1,774)
Recoveries

165
8
29
27
58
716
1,003
Net (Charge-Offs) Recoveries
92
8
(237)
27
25
(686)
(771)
Ending Balance $
2,122
$
2,596
$
5,392
$
4,470
$
1,916
$
4,260
$
20,756
Three Months Ended
March 31, 2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
Provision for Credit Losses
(314)
(225)
(718)
(305)
(655)
(95)
(2,312)
Charge-Offs
(69)
-
-
(6)
(5)
(1,056)
(1,136)
Recoveries

136
-
645
75
124
678
1,658
Net (Charge-Offs) Recoveries
67
-
645
69
119
(378)
522
Ending Balance $
1,957
$
2,254
$
6,956
$
5,204
$
2,575
$
3,080
$
22,026
For the three months ended March 31, 2022, the allowance decreased by $
0.9

million and reflected a provision benefit of $
0.1

million
and net loan charge-offs of $
0.8

million. For the three months ended March 31, 2021, the allowance decreased

$
1.8

million which
reflected a provision benefit of $
2.3

million and net loan recoveries of $
0.5

million.

The provision benefit for the three months ended
March 31, 2022 and March 31, 2021 reflected improvement in the forecasted level of unemployment and its potential effect on rates of default.

Three unemployment rate forecast scenarios were utilized to estimate probability of default and were weighted based on
management’s estimate of probability.

See Note 8 – Commitments and Contingencies for information on the allowance for off-
balance sheet credit commitments.

Loan Portfolio Aging.

A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days
past due (“DPD”).
The following table presents the aging of the amortized cost basis in accruing past due loans by class of loans.
30-59

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
March 31, 2022
Commercial, Financial and Agricultural $
205
$
79
$
-
$
284
$
229,898
$
31
$
230,213
Real Estate – Construction

-
-
-
-
174,293
-
174,293
Real Estate – Commercial Mortgage

502
-
-
502
668,186
422
669,110
Real Estate – Residential

474
29
-
503
373,005
1,204
374,712
Real Estate – Home Equity

47
-
-
47
187,283
844
188,174
Consumer

1,152
632
-
1,784
346,996
227
349,007
Total $
2,380
$
740
$
-
$
3,120
$
1,979,661
$
2,728
$
1,985,509
December 31, 2021
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
March 31, 2022 December 31, 2021
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL ACL Still Accruing ACL ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
31
$
-
$
67
$
23
$
-
Real Estate – Construction

-

-
-
-
-
-
Real Estate – Commercial Mortgage

-

422
-
-
604
-
Real Estate – Residential

728

476
-
928
1,169
-
Real Estate – Home Equity

-

844
-
463
856
-
Consumer

-

227
-
-
212
-
Total Nonaccrual

Loans
$
728
$
2,000
$
-
$
1,458
$
2,864
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

March 31, 2022 December 31, 2021
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
67
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
-
-
455
-
Real Estate – Residential
855
-
1,645
-
Real Estate – Home Equity

601

-

649

-
Consumer

-

-

-

-
Total Collateral Dependent

Loans
$
1,456
$
-
$
2,749
$
67
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

Residential Real Estate Loans In Process of Foreclosure
.

At March 31, 2022 and December 31, 2021, the Company had $
0.9

million
and $
0.9

million, respectively, in 1-4 family

residential real estate loans for which formal foreclosure proceedings were in process.
Troubled

Debt Restructurings (“TDRs”).

At March 31, 2022, the Company had $
7.5

million in TDRs, of which $
7.3

million were
performing in accordance with the modified terms.

At December 31, 2021 the Company had $
8.0

million in TDRs, of which $
7.6
million were performing in accordance with modified terms.

For TDRs, the Company estimated $
0.3

million and $
0.3

million of
credit loss reserves at March 31, 2022 and December 31, 2021, respectively.
The modifications made to TDRs involved either an extension of the loan term, a principal moratorium, a reduction in the interest rate,
or a combination thereof.

For the three months ended March 31, 2022 there were
no

loans modified.

For the three months ended
March 31, 2021, there were
two

loans modified with a recorded investment of $
0.4

million.

For the three months ended March 31,
2022 and March 31, 2021, there were
no

loans classified as TDRs, for which there was a payment default and the loans were modified within the 12 months prior to default.
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

The majority of the consumer loan category consists of direct and indirect automobile loans.

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

March 31, 2022

by years of origination and internally assigned
credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

Term

Loans by Origination Year
Revolving
(Dollars in Thousands)
2022 2021 2020 2019 2018 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
22,526
$
60,369
$
27,910
$
26,368
$
18,565
$
18,863
$
54,707
$
229,308
Special Mention
-
100
187
268
16
24
-
595
Substandard

-

-

58

-

184

68

-

310
Total
$
22,526
$
60,469
$
28,155
$
26,636
$
18,765
$
18,955
$
54,707
$
230,213
Real Estate -
Construction:
Pass $
11,641
$
109,459
$
42,522
$
8,684
$
-
$
129
$
1,858
$
174,293
Total
$
11,641
$
109,459
$
42,522
$
8,684
$
-
$
129
$
1,858
$
174,293
Real Estate -
Commercial Mortgage:
Pass $
50,302
$
165,574
$
123,213
$
73,444
$
73,824
$
131,407
$
26,092
$
643,856
Special Mention
-
-
410
1,750
2,615
5,761
1,250
11,786
Substandard

-

10,055

405

640

-

2,298

70

13,468
Total
$
50,302
$
175,629
$
124,028
$
75,834
$
76,439
$
139,466
$
27,412
$
669,110
Real Estate - Residential:
Pass $
46,698
$
117,058
$
55,670
$
34,111
$
23,957
$
81,162
$
6,255
$
364,911
Special Mention
61
-
132
18
60
570
1,348
2,189
Substandard

74

576

1,007

1,085

971

3,899

-

7,612
Total

$
46,833
$
117,634
$
56,809
$
35,214
$
24,988
$
85,631
$
7,603
$
374,712
Real Estate - Home
Equity:
Performing $
-
$
146
$
13
$
255
$
130
$
2,191
$
184,595
$
187,330
Nonperforming

-

-

-

17

-

-

827

844
Total

$
-
$
146
$
13
$
272
$
130
$
2,191
$
185,422
$
188,174
Consumer:
Performing $
61,883
$
159,135
$
56,232
$
33,402
$
22,026
$
10,370
$
5,731
$
348,779
Nonperforming
-
58
59
22
58
31
-
228
Total $
61,883
$
159,193
$
56,291
$
33,424
$
22,084
$
10,401
$
5,731
$
349,007

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
March 31, 2022 December 31, 2021
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
49,991
$
50,815
$
50,733
$
52,532
Residential Mortgage Loan Commitments ("IRLCs") (1)
99,399
1,117
51,883
1,258
Forward Sales Contracts (2)
55,000
850
48,000
(7)
$
52,782
$
53,783
(1) Recorded in other assets at fair value
(2)
Recorded in other assets and other liabilities at fair value at March 31, 2022 and December 31, 2021, respectively
The Company had
no

residential mortgage loans held for sale that were 90 days or more outstanding or on nonaccrual at March 31,
2022, and loans held for sale that were 30-69 days outstanding totaled $
0.2

million at December 31, 2021.

Mortgage banking revenue was as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2022 2021
Net realized gains on sales of mortgage loans $
5,136
$
14,424
Net change in unrealized gain on mortgage loans held for sale
(975)
(2,031)
Net change in the fair value of mortgage loan commitments (IRLCs)
(141)
(1,843)
Net change in the fair value of forward sales contracts
857
2,263
Pair-Offs on net settlement of forward sales contracts
2,255
3,310
Mortgage servicing rights additions
632
187
Net origination fees
1,182
815
Total mortgage banking

revenues
$
8,946
$
17,125

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) March 31, 2022 December 31, 2021
Number of residential mortgage loans serviced for others
2,224
2,106
Outstanding principal balance of residential mortgage loans serviced for others
$
577,297
$
532,967
Weighted average

interest rate
3.62%
3.59%
Remaining contractual term (in months)
317
317
Conforming conventional loans serviced by the Company are sold to FNMA on a non-recourse basis, whereby foreclosure losses are
generally the responsibility of FNMA and not the Company.

The government loans serviced by the Company are secured through
GNMA, whereby the Company is insured against loss by the Federal Housing

Administration or partially guaranteed against loss by
the Veterans

Administration.

At March 31, 2022, the servicing portfolio balance consisted of the following loan types: FNMA (
60
%),
GNMA (
8
%), and private investor (
32
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had $
1.3

million and $
2.0

million in delinquent residential mortgage loans currently in GNMA pools serviced by the
Company at March 31, 2022 and December 31, 2021, respectively.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statement of Financial Condition.

For the
three months ended March 31, 2022, the Company repurchased $
0.4

million in delinquent residential loans currently in GNMA pools.

For the three months ended March 31, 2021, the Company repurchased

$
1.5

million of GNMA delinquent or defaulted mortgage loans
with the intention to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2022 2021
Beginning balance $
3,774
$
3,452
Additions due to loans sold with servicing retained
632
187
Deletions and amortization
(405)
(306)
Valuation

allowance reversal
-
250
Ending balance $
4,001
$
3,583
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended March 31,
2022 and March 31, 2021.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:
March 31, 2022 December 31, 2021
Minimum Maximum Minimum Maximum
Discount rates
10.00%
15.00%
11.00%
15.00%
Annual prepayment speeds
7.12%
19.55%
11.98%
23.79%
Cost of servicing (per loan) $
60
$
73
$
60
$
73
Changes in residential mortgage interest rates directly affect the prepayment speeds used in valuing the Company’s

mortgage
servicing rights.

A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates,
estimated loan curtailment, anticipated defaults, and other relevant factors.

The weighted average annual prepayment speed was
10.56
% at March 31, 2022 and
15.85
% at December 31, 2021.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
March 31, 2022.

Amounts
(Dollars in Thousands) Outstanding
$
75

million master repurchase agreement without defined expiration.

Interest is at the Prime rate minus
1.00%
to plus
1.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
6,705
$
75

million warehouse line of credit agreement expiring in
November 2022
.

Interest is at the SOFR plus
2.25%
, to
3.25%
.
19,191
Total Warehouse

Borrowings
$
25,896
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2021, warehouse line borrowings totaled $
29.0
million. At March 31, 2022, the Company had residential mortgage loans held for sale and construction loans held for investment pledged as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid
assets, and maximum debt to net worth ratio, as defined in the agreements.

The Company was in compliance with all significant debt
covenants at March 31, 2022.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the Consolidated Statement of

Financial Condition.

The balance of this line of credit at
December 31, 2021 and March 31, 2022 was $
14.8

and $
15.3

million, respectively.
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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at March 31, 2022 were designed as a cash flow hedge for subordinated
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
.
Statement of Financial Notional Fair Weighted Average
(Dollars in Thousands) Condition Location Amount Value

Maturity (Years)
March 31, 2022
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
3,886
8.3
December 31, 2021
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
2,050
8.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related to the cash
flow derivative instruments (interest rate swaps related to subordinated debt) for the three months ended March 31, 2022.
Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended March 31, 2022 Interest expense $
1,370

$
(28)
Three months ended March 31, 2021
Interest expense
$
1,587

(33)
The Company estimates there will be approximately $
0.1

million reclassified as an increase to interest income within the next 12 months.
The Company had a collateral liability of $
4.0

million and $
2.0

million at March 31, 2022 and December 31, 2021, respectively.
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

842.

Operating leases with an initial term of 12 months or less are not recorded on the
Consolidated Statement of Financial Condition and the related lease expense is recognized on a straight-line basis over the lease term.

At March 31, 2022, the operating lease ROU assets and liabilities were $
11.7

million and $
12.3

million, respectively. At December
31, 2021, ROU assets and liabilities were $
11.5

million and $
12.2

million, respectively.

The Company does not have any finance
leases or any significant lessor agreements.
The table below summarizes our lease expense and other information related to the Company’s operating leases.
Three Months Ended
March 31,
(Dollars in Thousands) 2022 2021
Operating lease expense $
384
$
344
Short-term lease expense
179
140
Total lease expense $
563
$
484
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
429
$
385
Right-of-use assets obtained in exchange for new operating lease liabilities
592
75
Weighted average

remaining lease term — operating leases (in years)
24.9
25.5
Weighted average

discount rate — operating leases
2.0%
2.1%
The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) March 31, 2022
2022 $
1,581
2023
1,190
2024
1,120
2025
977
2026
875
2027 and thereafter
10,341
Total $
16,084
Less: Interest
(3,773)
Present Value

of Lease liability
$
12,311

At March 31, 2022, the Company had four additional operating lease obligations for banking offices (to be constructed) that have not
yet commenced. Three of the leases have payments totaling $
9.3

million based on the initial contract terms of
15 years
, and the fourth
lease has payments totaling $
1.4

million based on the initial contract term of
10 years
.

Payments for the banking offices are expected
to commence after the construction periods end, which are each expected to occur during the fourth quarter of 2022 and the first quarter of 2023.

A related party is the lessor in an operating lease with the Company.

The Company’s minimum payment

is $
0.2

million annually
through 2024, for an aggregate remaining obligation of $
0.5

million at March 31, 2022.
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
Three Months Ended March 31,
(Dollars in Thousands) 2022 2021
Service Cost $
1,572
$
1,743
Interest Cost
1,166
1,221
Expected Return on Plan Assets
(2,675)
(2,787)
Prior Service Cost Amortization
4
4
Net Loss Amortization
428
1,691
Pension Settlement
209
-
Net Periodic Benefit Cost $
704
$
1,872
Discount Rate Used for Benefit Cost
3.11%
2.88%
Long-term Rate of Return on Assets
6.75%
6.75%
The components of the net periodic benefit cost for the Company's SERP plans were as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2022 2021
Service Cost $
8
$
9
Interest Cost
79
59
Prior Service Cost Amortization
69
19
Net Loss Amortization
180
198
Net Periodic Benefit Cost $
336
$
285
Discount Rate Used for Benefit Cost
2.80%
2.38%
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
March 31, 2022 December 31, 2021
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
200,236
$
563,634
$
763,870
$
217,531
$
505,897
$
723,428
Standby Letters of Credit

5,020

-

5,020
5,205

-

5,205
Total $
205,256
$
563,634
$
768,890
$
222,736
$
505,897
$
728,633
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

Three Months Ended March 31,
(Dollars in Thousands) 2022 2021
Beginning Balance $
2,897
$
1,644
Provision for Credit Losses
79
1,330
Ending Balance $
2,976
$
2,974
Other Commitments.
In the normal course of business, the Company enters into lease commitments which are classified as operating
leases. See Note 6 – Leases for additional information on the maturity of the

Company’s operating lease commitments.

Furthermore,
the Company has an outstanding commitment of up to $
1.0

million in a bank tech venture capital fund focused on finding and funding technology solutions for community banks. At March 31, 2022 and at December

31, 2021, the Company had contributed $
0.1

million
of the commitment.
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
0.2

million.

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

The Company’s entire portfolio consists

of
traditional investments, nearly all of which are U.S. Treasur

y

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
period. At March 31, 2022,
no

amount was payable. At December 31, 2021, there was a $
0.1

million payable.
A summary of fair values for assets and liabilities consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
March 31, 2022
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
180,013
$
-
$
-
$
180,013
U.S. Government Agency
-
224,435
-
224,435
States and Political Subdivisions
-
43,350
-
43,350
Mortgage-Backed Securities
-
86,063
-
86,063
Corporate Debt Securities
-
83,173
-
83,173
Other Securities

-
7,327
-
7,327
Loans Held for Sale
-
50,815
-
50,815
Interest Rate Swap Derivative
-
3,886
-
3,886
Mortgage Banking Hedge Derivative
-
850
-
850
Mortgage Banking IRLC Derivative
-
-
1,117
1,117
Mortgage Servicing Rights
-
-
7,177
7,177
December 31, 2021
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
187,868
$
-
$
-
$
187,868
U.S. Government Agency
-
237,578
-
237,578
States and Political Subdivisions
-
46,980
-
46,980
Mortgage-Backed Securities
-
88,869
-
88,869
Corporate Debt Securities
-
86,222
-
86,222
Other Securities
-
7,094
-
7,094
Loans Held for Sale
-
52,532
-
52,532
Interest Rate Swap Derivative
-
2,050
-
2,050
Mortgage Banking IRLC Derivative
-
-
1,258
1,258
Mortgage Servicing Rights
-
-
4,718
4,718
LIABILITIES:
Mortgage Banking Hedge Derivative $
-
$
7
$
-
$
7
Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
4.3

million
and $
13.6

million, respectively, for the

three months ended March 31, 2022 and $
15.4

million and $
10.5

million, respectively, for the
three months ended March 31, 2021.

Issuances are valued based on the change in fair value of the underlying mortgage loan from
inception of the IRLC to the Consolidated Statement of Financial Condition

date, adjusted for pull-through rates and costs to originate.

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

Collateral-dependent loans had a carrying value of $
1.5

million with a valuation allowance of $
0.1

million at March 31, 2022
and $
2.8

million and $
0.2

million, respectively,

at December 31, 2021.
Other Real Estate Owned
.

During the first three months of 2022, certain foreclosed assets, upon initial recognition,

were measured
and reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At March 31, 2022, there was
no

valuation allowance for loan servicing rights
compared to $
0.3

million valuation allowance at December 31, 2021.

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

March 31, 2022
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
77,963
$
77,963
$
-
$
-
Short-Term Investments
790,465
790,465
-
-
Investment Securities, Available

for Sale
624,361
180,013
444,348
-
Investment Securities, Held to Maturity
518,678
279,892
221,385
-
Equity Securities (1)
855
-
855
-
Loans Held for Sale
50,815
-
50,815
-
Other Equity Securities (2)
2,898
-
2,898
-
Interest Rate Swap Derivative
3,886
-
3,886
-
Mortgage Banking Hedge Derivative
850
-
850
-
Mortgage Servicing Rights
4,001
-
-
7,177
Mortgage Banking IRLC Derivative
1,117
-
-
1,117
Loans, Net of Allowance for Credit Losses
1,964,753
-
-
1,934,570
LIABILITIES:
Deposits $
3,765,507
$
-
$
3,417,626
$
-
Short-Term

Borrowings
30,865
-
30,865
-
Subordinated Notes Payable
52,887
-
45,336
-
Long-Term Borrowings
806
-
834
-

December 31, 2021
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
-
-
1,258
Loans, Net of Allowance for Credit Losses
1,909,859
-
-
1,903,640
LIABILITIES:
Deposits $
3,712,862
$
-
$
3,713,478
$
-
Short-Term

Borrowings
34,557
-
34,557
-
Subordinated Notes Payable
52,887
-
42,609
-
Long-Term Borrowings
884
-
938
-
Mortgage Banking Hedge Derivative
7
-
7
-
(1)
Not readily marketable securities - reflected

in other assets.
(2)
Accounted for under the equity method – not readily

marketable securities – reflected in other assets.
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

Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive
(Dollars in Thousands)

for Sale

Swap

Plans

(Loss) Income
Balance as of January 1, 2022 $
(4,588)

$
1,530

$
(13,156)

$
(16,214)
Other comprehensive (loss) income during the period

(19,055)

1,370

156

(17,529)
Balance as of March 31, 2022 $
(23,643)

$
2,900

$
(13,000)

$
(33,743)
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

The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,

and how our performance during 2022 compares with prior years.

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

"vision," "goal," and similar expressions are intended to
identify forward-looking statements.
All forward-looking statements, by their nature, are subject to risks and uncertainties.

Our actual future results may differ materially
from those set forth in our forward-looking statements.

Please see the Introductory Note and
Item 1A. Risk Factors

of our 2021
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

We offer

a broad array of products and services through a total of 57 full-service offices located in Florida, Georgia, and Alabama.

We provide a full range of

banking services, including traditional deposit and credit
services, mortgage banking, asset management, trust, merchant services, bankcards,

securities brokerage services and financial
advisory services, including life insurance products,

risk management and asset protection services.

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
We have included

a detailed discussion of the economic conditions in our markets and our long-term strategic objectives as part of the
MD&A section of our 2021 Form 10-K.
Acquisitions

On April 30, 2021, a newly formed subsidiary of CCBG, Capital City Strategic

Wealth, LLC

(“CCSW”), completed its acquisition of
substantially all of the assets of Strategic Wealth

Group, LLC and certain related businesses (“SWG”).

CCSW was consolidated into
CCBG’s financial statements

effective May 1, 2021.

A detailed discussion regarding the acquisition of Capital City Strategic Wealth,
LLC is included as part of the MD&A section of our 2021 Form 10-K.

NON-GAAP FINANCIAL MEASURES
We present a tangible

common equity ratio and a tangible book value per diluted share that, in each case, removes the effect of
goodwill and other intangibles that resulted from merger

and acquisition activity. We

believe these measures are useful to investors
because it allows investors to more easily compare our capital adequacy to other companies in the industry.

The generally accepted
accounting principles (“GAAP”) to non-GAAP reconciliation for each quarter presented is provided below.

2022 2021
(Dollars in Thousands, except per share data) First Fourth Third Second First
Shareowners' Equity (GAAP) $ 372,145 $ 383,166 $ 348,868 $ 335,880 $ 324,426
Less: Goodwill and Other Intangibles (GAAP) 93,213 93,253 93,293 93,333 89,095
Tangible Shareowners' Equity (non-GAAP)
A
278,932 289,913 255,575 242,547 235,331
Total Assets (GAAP) 4,310,045 4,263,849 4,048,733 4,011,459 3,929,884
Less: Goodwill and Other Intangibles (GAAP) 93,213 93,253 93,293 93,333 89,095
Tangible Assets (non-GAAP)
B
$ 4,216,832 $ 4,170,596 $ 3,955,440 $ 3,918,126 $ 3,840,789
Tangible Common

Equity Ratio (non-GAAP)
A/B
6.61% 6.95% 6.46% 6.19% 6.13%
Actual Diluted Shares Outstanding (GAAP)
C
16,962,362 16,935,389 16,911,715 16,901,375 16,875,719
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
16.44 17.12 15.11 14.35 13.94

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
(Dollars in Thousands, Except 2022 2021
Per Share Data) First Fourth Third Second First
Summary of Operations :
Interest Income $ 25,438 $ 25,549 $ 28,520 $ 26,836 $ 25,446
Interest Expense 742 838 848 856 948
Net Interest Income 24,696 24,711 27,672 25,980 24,498
Provision for Credit Losses - - - (571) (982)
Net Interest Income After

Provision for Credit Losses
24,696 24,711 27,672 26,551 25,480
Noninterest Income 25,818 24,672 26,574 26,473 29,826
Noninterest Expense 39,233 40,207 39,702 42,123 40,476
Income

Before

Income Taxes
11,281 9,176 14,544 10,901 14,830
Income Tax Expense 2,235 2,040 2,949 2,059 2,787
Income Attributable to NCI (591) (764) (1,504) (1,415) (2,537)
Net Income Attributable to CCBG
8,455 6,372 10,091 7,427 9,506
Net Interest Income (FTE) 24,774 24,790 27,750 26,064 24,606

Per Common Share :
Net Income Basic $ 0.50 $ 0.38 $ 0.60 $ 0.44 $ 0.56
Net Income Diluted 0.50 0.38 0.60 0.44 0.56
Cash Dividends Declared 0.16 0.16 0.16 0.15 0.15
Diluted Book Value 21.94 22.63 20.63 19.87 19.22
Diluted Tangible Book Value (1) 16.44 17.12 15.11 14.35 13.94
Market Price:

High
28.88 29.00 26.10 27.39 28.98

Low
25.96 24.77 22.02 24.55 21.42

Close
26.36 26.40 24.74 25.79 26.02

Selected Average Balances :
Loans Held for Investment $ 1,963,578 $ 1,948,324 $ 1,974,132 $ 2,036,781 $ 2,044,363
Earning Assets 3,938,824 3,791,313 3,693,123 3,623,910 3,497,929
Total Assets 4,266,775 4,127,937 4,026,613 3,956,349 3,821,521
Deposits 3,714,062 3,549,145 3,447,688 3,387,352 3,239,508
Shareowners’ Equity 383,956 350,140 341,460 329,040 326,330
Common Equivalent Average Shares:

Basic
16,931 16,880 16,875 16,858 16,838

Diluted
16,946 16,923 16,909 16,885 16,862
Performance Ratios:
Return on Average Assets

0.80% 0.61% 0.99% 0.75% 1.01
Return on Average Equity 8.93 7.22 11.72 9.05 11.81
Net Interest Margin (FTE) 2.55 2.60 2.98 2.89 2.85
Noninterest Income as % of

Operating Revenue
51.11 49.96 48.99 50.47 54.90
Efficiency Ratio 77.55 81.29 73.09 80.18 74.36

Asset Quality:
Allowance for Credit Losses ("ACL") $ 20,756 $ 21,606

$
21,500 $ 22,175 $ 22,026
ACL to Loans HFI 1.05% 1.12% 1.11% 1.10% 1.07
Nonperforming Assets (“NPAs”) 2,745 4,339 3,218 6,302 5,472
NPAs to Total

Assets
0.06 0.10 0.08 0.16 0.14
NPAs to Loans HFI plus OREO 0.14 0.22 0.17 0.31 0.27
ACL to Non-Performing Loans 760.83 499.93 710.39 433.93 410.78
Net Charge-Offs to Average

Loans HFI
0.16 0.02 0.03 (0.07) (0.10)
Capital Ratios:
Tier 1 Capital 15.98% 16.14% 15.69% 15.44% 16.08
Total Capital 16.98 17.15 16.70 16.48 17.20
Common Equity Tier 1 13.77 13.86 13.45 13.14 13.63
Leverage 8.78 8.95 9.05 8.84 8.97
Tangible Common Equity (1) 6.61 6.95 6.46 6.19 6.13
(1)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 31.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary
.

Net income attributable to common shareowners of $8.5 million, or

$0.50 per diluted share, for the first
quarter of 2022 compared to net income of $6.4 million, or $0.38 per diluted share,

for the fourth quarter of 2021, and $9.5 million, or
$0.56 per diluted share, for the first quarter of 2021.

Net Interest Income
.

Tax-equivalent net

interest income for the first quarter of 2022 totaled $24.8 million, comparable to the fourth
quarter of 2021, and $24.6 million for the first quarter of 2021.

Compared to the fourth quarter of 2021, higher rates on overnight funds and growth in the investment portfolio was offset

by two less calendar days during the quarter.

Compared to the first quarter of
2021, interest income grew as a result of our larger investment portfolio,

in addition to a reduction in interest expense, partially offset by lower loan fees.

Provision and Allowance for Credit

Losses.

We did not

record a provision for credit losses for the first quarter of 2022 or the fourth
quarter of 2021 and recorded a negative provision of $1.0 million for the first quarter of 2021.

The lack of provision for the first
quarter of 2022 reflected continued strong credit quality and slight improvement in the forecasted level of unemployment.

Noninterest Income
.

Noninterest income for the first quarter of 2022 totaled $25.8 million, an increase of $1.1 million, or 4.5%, over
the fourth quarter of 2021 and a decrease of $4.0 million, or 13.4%, from the first quarter of 2021.

The increase over the fourth
quarter of 2021 was due to higher wealth management fees, primarily insurance revenues.

The decline from the first quarter 2021 was
driven by lower mortgage banking revenues (largely

attributable to lower loan refinancing activity and a lower gain on sale margin)
that were partially offset by higher activity based fees

(deposit and bank card).
Noninterest Expense
.

Noninterest expense for the first quarter of 2022 totaled $39.2 million, a decrease of $1.0 million, or 2.4%, from
the fourth quarter of 2021 and a $1.3 million, or 3.1%, decrease from the first quarter of 2021.

The decrease from the fourth quarter of
2021 was primarily attributable to a decrease in other miscellaneous expense,

primarily pension expense.

The decrease from the first
quarter of 2021 was driven by lower mortgage banking commissions and pension expense. These favorable variances were partially
offset by higher insurance commissions, associate benefits,

other real estate and miscellaneous expenses.

Financial Condition
Earning Assets.

Average earning assets totaled

$3.939 billion for the first quarter of 2022, an increase of $147.5 million,

or 3.9%,
over the fourth quarter of 2021, and an increase of $440.9 million, or

12.6%, over the first quarter of 2021.

The increase over the
fourth quarter of 2021 was primarily attributable to seasonal growth in our public fund deposits. The increase compared to the first quarter of 2021 was primarily driven by higher deposit balances.

Loans
.

Average loans held for investment

(“HFI”) increased $15.3 million, or 0.8%, over the fourth quarter of 2021 and decreased
$80.8 million, or 4.0%, from the first quarter of 2021. Excluding small business

(“SBA PPP”) loans, average loans HFI increased
$18.8 million compared to the fourth quarter of 2021, and increased $115.9 million compared to the first quarter of 2021.

New loan
production strengthened in the latter part of the first quarter of 2022 resulting in period end loan growth of $54 million over the fourth
quarter of 2021.

Credit Quality
.

Overall credit quality is strong and continues to improve.

Nonaccrual loans totaled $2.7 million at March 31, 2022, a
$1.6

million decrease from December 31, 2021 and a $2.7 million decrease from March 31, 2021.

At March 31, 2022 and December
31, 2021, nonaccrual loans as a percentage of total loans was 0.13% and 0.21%,

respectively. Classified loans increased

$4.4 million
over the fourth quarter of 2021 and reflected one loan relationship that is in the loan workout process and has been reserved for at
March 31, 2022.

Deposits
.

Average total

deposits were $3.714 billion for the first quarter of 2022, an increase of $164.9 million,

or 4.6%, over the
fourth quarter of 2021 and $474.6 million, or 14.6%, over the first quarter of 2021.

Growth over the fourth quarter of 2021 was
primarily attributable to an increase in seasonal public fund deposits. Various government stimulus programs contributed to the year
over year increase.

Capital
.

At March 31, 2022, we were well-capitalized with a total risk-based capital ratio of 16.98% and a tangible common equity
ratio (a non-GAAP financial measure) of 6.61% compared to 17.15%

and 6.95%, respectively,

at December 31, 2021 and 17.20% and
6.13%, respectively, at March

31, 2021.

At March 31, 2022, all of our regulatory capital ratios exceeded the threshold to be well-
capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS
Net Income
For the first quarter of 2022, we realized net income attributable to common shareowners of $8.5 million, or $0.50 per diluted share,
compared to net income of $6.4 million, or $0.38 per diluted share, for the fourth quarter of 2021, and $9.5 million, or $0.56 per
diluted share, for the first quarter of 2021.

For the first quarter of 2022, we realized income before income taxes of

$11.3 million compared to $9.2 million for

the fourth quarter
of 2021 and $14.8 million for the first quarter of 2021. Compared to the fourth quarter of 2021, the $2.1 million increase was
attributable to a $1.1

million increase in noninterest income and lower noninterest expense of

$1.0 million. Compared to the first
quarter of 2021, the $3.5 million decrease in income before income taxes was attributable to a $4.0 million decrease in noninterest
income and a $1.0 million increase in the provision for credit losses that was partially offset by lower noninterest expense of $1.3
million and higher net interest income of $0.2 million.

A condensed earnings summary of each major component of our financial performance is provided below:
Three Months Ended
(Dollars in Thousands, except per share data) March 31, 2022 December 31, 2021 March 31, 2021
Interest Income $ 25,438 $ 25,549 $ 25,446
Taxable Equivalent Adjustments 78 79 108
Total Interest Income (FTE) 25,516 25,628 25,554
Interest Expense 742 838 948
Net Interest Income (FTE) 24,774 24,790 24,606
Provision for Credit Losses - - (982)
Taxable Equivalent Adjustments 78 79 108
Net Interest Income After Provision for Credit Losses 24,696 24,711 25,480
Noninterest Income 25,818 24,672 29,826
Noninterest Expense 39,233 40,207 40,476
Income Before Income Taxes 11,281 9,176 14,830
Income Tax Expense 2,235 2,040 2,787
Income Attributable to Noncontrolling Interests (591) (764) (2,537)
Net Income Attributable to Common Shareowners $ 8,455 $ 6,372 $ 9,506

Basic Net Income Per Share $ 0.50 $ 0.38 $ 0.56
Diluted Net Income Per Share $ 0.50 $ 0.38 $ 0.56
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

I on page 44.
Tax-equivalent net

interest income for the first quarter of 2022 totaled $24.8 million, comparable to the fourth quarter of 2021, and
$24.6 million for the first quarter of 2021.

Compared to the fourth quarter of 2021, higher rates on overnight funds and growth in the
investment portfolio was offset by two less calendar days during the quarter.

Compared to the first quarter of 2021, interest income
grew as a result of our larger investment portfolio and a reduction in interest expense, partially offset by lower loan fees.

Our net interest margin for the first quarter of 2022 was 2.55%, a decrease of five basis points from the fourth quarter of 2021 and a
decrease of 30 basis points from the first quarter of 2021.

Compared to both prior periods, the decrease was primarily attributable to growth in earning assets (driven by deposit inflows), which negatively impacted our margin percentage. Our net interest margin

for
the first quarter of 2022, excluding the impact of overnight funds in excess of $200 million, was 3.11%.

Due to highly competitive fixed-rate loan pricing in our markets, we continue to review our loan pricing and make adjustments where
we believe appropriate and prudent.

Provision for Credit Losses
We did not

record a provision for credit losses for the first quarter of 2022 or the fourth quarter of 2021 and recorded a provision
benefit of $1.0 million for the first quarter of 2021.

The lack of provision for the first quarter of 2022 reflected continued strong credit
quality and slight improvement in the forecasted level of unemployment.

The provision benefit for the first quarter of 2021 generally reflected improving economic conditions and a lower level of expected losses related to COVID-19.

We discuss the allowance

for
credit losses further below.

Noninterest Income
Noninterest income for the first quarter of 2022 totaled $25.8 million compared to $24.7 million for the fourth quarter of 2021 and
$29.8 million for the first quarter of 2021.

The increase over the fourth quarter of 2021 was primarily attributable to higher wealth management fees of $2.1 million that were partially offset by lower mortgage banking revenues of $0.9 million.

The increase in
wealth management fees was attributable to higher insurance commission revenues. Lower loan production and a slightly lower gain
on sale margin drove the decline in mortgage banking

revenues. Compared to the first quarter of 2021, the decline was due to lower mortgage banking revenues attributable to lower loan production (primarily refinancing activity) and a lower gain on sale margin.

Noninterest income represented 51.1% of operating revenues (net interest income plus noninterest income) for the first quarter of 2022 compared to 50.0% for the fourth quarter of 2021 and 54.9% for the first quarter of 2021.
The table below reflects the major components of noninterest income to help facilitate a better understanding of the period over period
comparison.

Three Months Ended
(Dollars in Thousands) March 31, 2022 December 31, 2021 March 31, 2021
Deposit Fees

$
5,191

$
5,300

$
4,271
Bank Card Fees 3,763 3,872 3,618
Wealth Management

Fees
6,070 3,922 3,090
Mortgage Banking Revenues 8,946 9,800 17,125
Other 1,848 1,778 1,722
Total

Noninterest Income

$
25,818

$
24,672

$
29,826
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the first quarter of 2022 totaled $5.2 million, a decrease of $0.1 million, or 2.1%, from the fourth
quarter of 2021 and an increase of $0.9 million, or 21.5%, over the first quarter of

2021.

The decline from the fourth quarter of 2021
reflects two less days of processing.

The increase over the first quarter of 2021 reflected higher account maintenance fees attributable
to the third quarter 2021 conversion of the remaining free checking accounts to monthly maintenance fee account types.
Bank Card Fees
.

Bank card fees for the first quarter of 2022 totaled $3.8 million, a decrease of $0.1 million, or 2.8%, from the fourth
quarter of 2021 and an increase of $0.2 million, or 4.0%, over the first quarter of 2021.

The decline from the fourth quarter of 2021
reflects two less days of processing.

The increase over the first quarter of 2021 was primarily attributable to growth in checking
accounts.

Wealth

Management Fees
.

Wealth management fees,

which include both trust fees (i.e., managed accounts and trusts/estates), retail brokerage fees (i.e., investment,

insurance products, and retirement accounts), and insurance commission revenues,

totaled $6.1
million for the first quarter of 2022, an increase of $2.1 million or 54.8%, over the fourth quarter of 2021 and an increase of $3.0
million, or 96.5%, over the first quarter of 2021.

Insurance commission revenues was the primary driver of the increase over both
prior periods.

Higher retail brokerage fees also contributed to the increase over the first quarter of 2021.

At March 31, 2022, total
assets under management were approximately $2.329 billion compared to $2.324 billion at December 31, 2021 and $2.088 billion at
March 31, 2021.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $8.9 million for the first quarter of

2022, a decrease of $0.9 million,
or 8.7%, from the fourth quarter of 2021 and a decrease of $8.2 million, or 47.

8% from the first quarter of 2021.

The decrease from
the fourth quarter of 2021 reflected lower loan production and a slightly lower gain on sale margin.

Compared to the first quarter of
2021, the decline was due to lower loan production (largely

refinancing activity),

and a lower gain on sale margin.

We provide a
detailed overview of our mortgage banking operation, including a detailed break-down of mortgage banking revenues, mortgage servicing activity,

and warehouse funding within Note 4 - Mortgage Banking Activities in the Notes to

Consolidated Financial
Statements.

Production volume totaled $247 million for the first quarter of 2022,

$294 million for the fourth quarter of 2021,

and
$463 million for the first quarter of 2021.

Refinancing activity represented 21% of loan production for the first quarter of 2022,

24%
for the fourth quarter of 2021, and 40% for the first quarter of 2021.

CCHL contributed approximately $0.4 million to CCBG
consolidated earnings in the first quarter of 2022 compared to $0.5 million in the fourth quarter of 2021, and $1.6 million in the first
quarter of 2021.

Noninterest Expense
Noninterest expense for the first quarter of 2022 totaled $39.2 million compared to $40.2 million for the fourth quarter of 2021 and
$40.5 million for the first quarter of 2021.

The decrease from the fourth quarter of 2021 was primarily attributable to lower other
expense of $1.2 million which included a $1.6 million decrease in pension expense (reflected in miscellaneous expense).

Salary
expense increased $0.1 million and reflected higher variable commission expense (higher insurance of $0.7 million partially offset by lower mortgage banking of $0.6 million).

Compared to the first quarter of 2021, the decrease was primarily attributable to lower
salary expense of $1.8 million, primarily lower variable commission expense

(lower mortgage banking of $2.6 million partially offset
by higher insurance of $0.8 million).

Associate benefits expense increased by $0.6 million and reflected higher insurance expense
attributable to utilization of self-insurance reserves in 2021.

Pension expense declined by $1.0 million, but was substantially offset by
higher expenses for other real estate and other miscellaneous.

The decrease in pension expense in 2022 generally reflected a higher discount rate used in 2022 for determining plan liabilities and strong asset returns in 2021.
The table below reflects the major components of noninterest expense to help facilitate a better understanding of the year over year comparison.

The table below reflects the major components of noninterest expense.

Three Months Ended
(Dollars in Thousands) March 31, 2022 December 31, 2021 March 31, 2021
Salaries $ 20,664

$
20,587

$
22,447
Associate Benefits 4,192 4,196 3,617
Total Compensation

24,856 24,783 26,064

Premises 2,759 2,671 2,759
Equipment 3,334 3,289 3,208
Total Occupancy 6,093 5,960 5,967

Legal Fees 349 280 558
Professional Fees 1,332 1,438 1,330
Processing Services 1,637 1,455 1,545
Advertising 773 658 749
Telephone 728 736 755
Insurance - Other 510 541 501
Other Real Estate Owned, net

25 26 (118)
Pension Settlement 209 572 -
Miscellaneous 2,721 3,758 3,125
Total Other

8,284 9,464 8,445
Total

Noninterest Expense

$ 39,233

$
40,207

$
40,476
Significant components of noninterest expense are discussed in more detail below.

Compensation
.

Compensation expense totaled $24.9 million for the first quarter of 2022, an increase of $0.1 million, or less than
1.0%, over the fourth quarter of 2021 and a decrease of $1.2 million,

or 4.6%, from the first quarter of 2021.

Compared to the fourth
quarter of 2021, the $0.1 million increase in salary expense was primarily attributable to higher commission expense of $0.7 million
related to higher insurance revenues that was partially offset by lower commission expense of $0.6 million related to lower mortgage banking revenues.

Compared to the first quarter of 2021, the decrease reflected lower salary expense of $1.8 million partially offset
by higher associate benefit expense of $0.6 million.

The decline in salary expense reflected lower commission expense of $2.6 million related to mortgage banking revenues partially offset by higher commission expense of $0.9 million related to insurance revenues.

The increase in associate benefits expense was attributable to higher associate insurance expense
–

for the first quarter of
2021

we did not recognize expense due to the utilization of reserves related to our self-insured plan.
Occupancy.

Occupancy expense (including premises and equipment) totaled $6.1 million for the first quarter of 2022, an increase of
$0.1 million or 2.2% over the fourth quarter of 2021 and an increase of $0.1 million, or 2.1%, over the first quarter of 2021.

The
increase over both prior periods was primarily related to

software additions related to certain risk management and strategic initiatives.

Other
.

Other noninterest expense totaled $8.3 million for the first quarter of

2022, a decrease of $1.2 million, or 12.5%, from the
fourth quarter of 2021 and a decrease of $0.2 million, or 1.9%, from the first quarter of 2021.

The decrease from the fourth quarter of
2021 was primarily attributable to lower miscellaneous expense (pension expense of $1.6 million partially offset by a higher level of other loss expense of $0.2 million).

Compared to the first quarter of 2021, the decrease was primarily driven by lower miscellaneous
expense (pension expense of $0.9 million partially offset by higher other losses of $0.2 million, higher MSR amortization of $0.1 million, hiring expense of $0.1 million, and a $0.3 million favorable

MSR valuation reserve adjustment in the first quarter of 2021).

The lower level of pension expense in 2022 generally reflected a higher discount rate in 2022 for determining plan liabilities and
strong asset returns in 2021.

Our operating efficiency ratio (expressed as noninterest

expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 77.55% for the first quarter of 2022 compared to 81.29% for the fourth quarter of 2021 and 74.36% for the
first quarter of 2021.

Income Taxes
We realized income

tax expense of $2.2 million (effective rate of 20%) for the first quarter of

2022 compared to $2.0 million
(effective rate of 22%) for the fourth quarter of 2021

and $2.8 million (effective rate of 19%) for the first quarter of 2021.

Tax
expense for the fourth quarter of 2021 was unfavorably impacted by discrete tax expense of $0.1 million. Absent discrete items, we
expect our annual effective tax rate to approximate 19%

-20% in 2022.
FINANCIAL CONDITION
Average earning

assets totaled $3.939 billion for the first quarter of 2022, an increase of $147.5 million, or

3.9%, over the fourth
quarter of 2021, and an increase of $440.9 million, or 12.6%, over the first quarter of 2021.

The increase over the fourth quarter of
2021 was primarily attributable to seasonal growth in our public fund deposits. The increase compared to the first quarter of 2021 was
primarily driven by higher deposit balances (see below

– Deposits).

Investment Securities
Average investment

s

increased $68.1 million, or 6.9%, over the fourth quarter of 2021 and increased $526.5 million, or 98.8%, over
the first quarter of 2021.

Our investment portfolio represented 26.9% of our average earning assets for the first quarter of 2022
compared to 26.1% for the fourth quarter of 2021, and 15.2% for the first quarter of 2021.

During the first quarter of 2022, we
initiated buy programs

to add to our investment portfolio as part of our overall Statement of Financial

Condition management,

which
were completed by the end of the first quarter 2022.

For the remainder of 2022, we will continue to monitor our overall liquidity position and, dependent on market conditions, look for opportunities to reinvest proceeds and/or purchase additional securities that align with our overall investment strategy.

The investment portfolio is a significant component of our operations and, as such,

it functions as a key element of liquidity and
asset/liability management.

Two types of classifications are approved

for investment securities which are Available

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

During the first quarter of 2022, we purchased securities under both the AFS and HTM designations.

At March 31, 2022, $624.4 million, or 54.6%, of our investment portfolio was classified as AFS, and $518.7 million, or 45.3%,
classified as HTM.

The average maturity of our total portfolio at March 31, 2022 was 3.63 years compared to 3.63 years and 2.78
years at December 31, 2021 and March 31, 2021, respectively.

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

We do not

trade, nor do we presently intend to begin trading investment securities for the purpose of recognizing gains and therefore we do not maint ain a trading portfolio.
At March 31, 2022, there were 673 positions (combined AFS and HTM)

with unrealized losses totaling $49.9 million.

Of these 673
positions, 501 of these positions carry the full faith and credit of the U.S.

Government (US Treasuries, SBA securities, and

GNMA
pools) and are 0% risk-weighted assets for regulatory purposes. There were

52 U.S. government agency securities issued by U.S.
government sponsored entities and carry the implicit guarantee of the

U.S. Government. We

believe the long history of no credit
losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is zero.

The remaining 120
positions (municipal securities, corporate bonds, and asset backed securities)

have a credit component.

At March 31, 2022, all CMO,
MBS, SBA, US Agencies, and Treasury

bonds held were AAA rated. Corporate debt securities had an allowance for credit losses
totaling $21,000 at March 31, 2022 and municipal securities had an allowance for credit losses totaling $15,000.

Loans HFI
Average loans

held for investment (“HFI”) increased $15.3 million, or 0.8%, over the fourth quarter of 2021 and decreased $80.8
million, or 4.0%, from the first quarter of 2021. Excluding SBA PPP loans, average loans HFI increased $18.8 million compared to
the fourth quarter of 2021, and increased $115.9

million compared to the first quarter of 2021.

Compared to the fourth quarter of
2021, the increase in average loans (excluding SBA PPP loans) reflected growth in commercial loans (primarily institutional),
residential loans, HELOCs, and consumer loans (indirect auto). Compared to the first quarter of 2021, we realized growth in
commercial loans, construction loans, residential mortgages, and consumer loans (indirect auto).

New loan production strengthened in
the latter part of the first quarter of 2022 resulting in period end loan growth of $54 million over the fourth quarter of 2021. Period-end
increases were realized in most loan categories with the largest growth in commercial loans (primarily institutional) and consumer
loans (indirect auto).
Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Overall credit quality is strong and continues to improve.

Nonperforming assets (nonaccrual loans and other real estate) totaled $2.7 million at March 31, 2022 compared to $4.3 million at December 31, 2021 and $5.5 million at March 31, 2021.

At March 31, 2022,
nonperforming assets as a percentage of total assets totaled 0.06% compared to 0.10% at December 31, 2021 and 0.14% at March 31,
2021.

Nonaccrual loans totaled $2.7 million at March 31, 2022, a $1.6 million decrease from December 31, 2021 and a $2.8 million
decrease from March 31, 2021.

The $4.4 million increase in classified loans over the fourth quarter of 2021,

reflects one loan
relationship that is in the loan workout process and has been reserved for at March 31, 2022.

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

Expected recoveries do not exceed the aggregate of amounts
previously charged-off and expected to be charged

-off.

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
conditions and forecasts.

At March 31, 2022, the allowance for credit losses for HFI loans totaled $20.8 million compared to $21.6 million at December 31,
2021 and $22.0 million at March 31, 2021.

Activity within the allowance is detailed in Note 3 to the consolidated financial statements.

At March 31, 2022, the allowance represented 1.05% of HFI

loans and provided coverage of 761% of nonperforming
loans compared to 1.12% and 500%, respectively,

at December 31, 2021, and 1.07% and 411%, respectively,

at March 31, 2021.

At March 31, 2022, the allowance for credit losses for unfunded commitments totaled $3.0 million compared to $2.9 million at
December 31, 2021 and $3.0 million at March 31, 2021.

The allowance for unfunded commitments is recorded in other liabilities.
Deposits
Average total

deposits were $3.714 billion for the first quarter of 2022, an increase of $164.9 million,

or 4.6%, over the fourth quarter
of 2021 and $474.6 million, or 14.6%, over the first quarter of 2021.

Growth over the fourth quarter of 2021 was primarily
attributable to an increase in seasonal public fund deposits. Compared to the first quarter 2021,

strong growth occurred in our
noninterest bearing deposits, NOW accounts, and savings account balances.

Over the past few years, we have experienced strong core
deposit growth, in addition to growth related to multiple government stimulus programs in response to the Covid-19 pandemic, such as those under the CARES Act and the American Rescue Plan Act.

Given these increases, the potential exists for our deposit levels to be volatile into 2022 due to the uncertain timing of the outflows of the stimulus related balances, in addition to the frequency and
degree to which the Federal Open Market Committee (FOMC) raises the overnight funds rate. It is anticipated that current liquidity
levels will remain robust due to our strong overnight funds sold position.

The Bank continues to strategically consider ways to safely
deploy a portion of this liquidity.

We monitor

deposit rates on an ongoing basis and adjust, if necessary,

as a prudent pricing discipline remains the key to managing our mix of deposits.
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

We measure the potential

adverse impacts that changing interest rates may have on our short-term earnings, long-
term value, and liquidity by employing simulation analysis through the use of computer modeling.

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
ESTIMATED CHANGES

IN NET INTEREST INCOME
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5%
March 31, 2022 27.0% 20.1% 13.2% 6.4% -7.4%
December 31, 2021 36.6% 27.2% 17.8% 8.7% -6.2%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0%
March 31, 2022 46.8% 35.3% 23.9% 12.8% -9.9%
December 31, 2021 55.0% 40.5% 26.1% 12.2% -11.1%
The Net Interest Income (“NII”) at Risk position indicates

that in the short-term, all rising rate environments will positively impact the
net interest margin of the Company,

while a declining rate environment of 100bp will have a negative impact on the net interest margin. These metrics became less favorable in rising rate scenarios compared to the prior quarter as slightly longer duration assets were purchased. The percent change in NII became less favorable in the down rate scenario as the NII base increased due to higher
rates and now has more room to fall. All scenarios are within policy.

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

IN ECONOMIC VALUE

OF EQUITY
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0%
March 31, 2022

20.2% 16.2% 11.5% 6.3% -14.7%
December 31, 2021 31.5% 24.6% 16.5% 8.2% -19.0%
EVE Ratio (policy minimum 5.0%) 18.9% 18.0% 16.9% 15.9% 12.3%
(1) Down 200, 300, and 400 bp rate scenarios have been excluded due to the current interest rate environment.

At March 31, 2022, the economic value of equity was favorable in all rising rate environments and unfavorable in a falling rate environment. EVE metrics became less favorable in a rising rate environment due to longer duration investments purchased in the
investment portfolio, and became more favorable in the rates down scenario as our nonmaturity deposits became more valuable as rates rose.

EVE is currently in compliance with policy in all rate scenarios.
As the interest rate environment and the dynamics of the economy continue to change,

additional simulations will be analyzed to
address not only the changing rate environment, but also the change in mix of our financial assets and liabilities, measured over multiple years, to help assess the risk to the Company.
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

At March 31, 2022, we had the ability to generate

$1.477 billion in additional liquidity through all of our available resources (this excludes $790 million in overnight funds sold).

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

and the Board of Directors.

At March 31, 2022, we believe the
liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our

investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for
borrowings or deposits, and/or sell selected securities.

The portfolio primarily consists of debt issued by the U.S. Treasury,

U.S.
governmental and federal agencies, municipal governments,

corporate bonds, and asset-backed securities.

The weighted average life
of the portfolio was approximately 3.63 years at March 31, 2022, and the available for sale portfolio had a net unrealized pre-tax loss
of $31.5 million.

Our average overnight funds position (defined deposits with banks plus

Fed funds sold less Fed funds purchased) was $873.1 million
in the first quarter of 2022 compared to an average net overnight funds sold position of $789.1 million in the fourth quarter of 2021 and $814.6 million in the first quarter of 2021.

The increase over the fourth quarter of 2021 was primarily due to growth in our seasonal deposits.

The increase compared to the first quarter 2021 was driven by strong core deposit growth,

in addition to pandemic
related stimulus programs.

We expect our

capital expenditures will be approximately $8.0 million over the next 12 months, which will primarily consist of office
remodeling, office equipment/furniture, and technology

purchases.

Management expects that these capital expenditures will be
funded with existing resources without impairing our ability to meet our on-going obligations.
Borrowings
Average short

term borrowings totaled $32.4 million for the first quarter of 2022 compared to $46.4 million for the fourth quarter of
2021 and $67.0 million for the first quarter of 2021. The variance over both prior periods was primarily attributable to the fluctuation
of residential mortgage warehouse borrowings at CCHL.

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
Capital
Our capital ratios are presented in the Selected Quarterly Financial Data table on page 32.

At March 31, 2022, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Our capital ratios are presented in the Selected Quarterly Financial Data table on page 32.

At March 31, 2022, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $372.1 million at March 31, 2022 compared to $383.2 million at December 31, 2021 and $324.4 million at
March 31, 2021.

During the first quarter of 2022, shareowners’ equity was positively impacted by net income of $8.5 million, a $0.2
million decrease in the accumulated other comprehensive loss for our pension plan, a $1.4 million increase in the fair value of the interest rate swap related to subordinated debt, net adjustments totaling $0.5 million related to transactions under our stock
compensation plans, and stock compensation accretion of $0.2 million.

Shareowners’ equity was reduced by common stock dividends
of $2.7 million ($0.16 per share) and a $19.1 million increase in the unrealized loss on investment securities.
At March 31, 2022, our common stock had a book value of $21.94 per diluted share compared to $22.63 at December 31, 2021

and
$19.22 at March 31, 2021.

Book value is impacted by the net after-tax unrealized gains and losses on AFS investment securities.

At
March 31, 2022, the net loss was $23.6 million compared to a net loss of $4.5 million at December 31, 2021 and a $1.2 million net
gain at March 31, 2021.

Book value is also impacted by the recording of our unfunded pension liability through other comprehensive
income in accordance with Accounting Standards Codification Topic

715.

At March 31, 2022, the net pension liability reflected in
other comprehensive loss was $13.0 million compared to $13.2 million at December 31, 2021 and $47.1 million at March 31, 2021.

This liability is re-measured annually on December 31 st

based on an actuarial calculation of our pension liability.

Significant
assumptions used in calculating the liability are discussed in our 2021 Form

10-K “Critical Accounting Policies” and include the
weighted average discount rate used to measure the present value of the pension liability, the weighted

average expected long-term
rate of return on pension plan assets, and the assumed rate of annual compensation increases, all of which will vary when re-measured.

The discount rate assumption used to calculate the pension liability is subject to long-term corporate bond rates at December 31
st
.

The
estimated impact to the pension liability based on a 25-basis point increase or decrease in long-term corporate bond rates used to
discount the pension obligation would decrease or increase the pension liability by approximately $4.6

million (after-tax) using the
balances from the December 31, 2021 measurement date.

OFF-BALANCE SHEET ARRANGEMENTS
We are a party

to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our
clients.

At March 31, 2022, we had $763.9 million in commitments to extend credit and $5.0 million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included in other liabilities on the consolidated statements of financial condition and totaled $3.0 million at March 31, 2022.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 1 to the Consolidated

Financial Statements included in our 2021 Form 10-K.

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

Discussion and Analysis of Financial Condition and Results of Operations, and

Part
II, Item 7, Management’s

Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K.

TABLE I
AVERAGE

BALANCES & INTEREST RATES
Three Months Ended

March 31, 2022 December 31, 2021 March 31, 2021

Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

43,004
$

397 3.75%
$

62,809
$

522 3.29%
$

106,242
$

970 3.70%
Loans Held for Investment
(1)(2)
1,963,578 21,811 4.50 1,948,324 22,296 4.54 2,044,363 22,483 4.46
Taxable Securities 1,056,736 2,889 1.10 987,700 2,493 1.00 528,842 1,863 1.41
Tax-Exempt Securities
(2)
2,409 10 1.60 3,380 17 2.07 3,844 25 2.61
Federal Funds Sold and Interest Bearing
Deposits
873,097 409 0.19 789,100 300 0.15 814,638 213 0.11
Total Earning Assets 3,938,824 25,516 2.63% 3,791,313 25,628 2.68% 3,497,929 25,554 2.96%
Cash & Due From Banks 74,253 73,752 68,978
Allowance For Credit Losses (21,655) (22,127) (24,128)
Other Assets 275,353 284,999 278,742
TOTAL ASSETS
$

4,266,775
$

4,127,937
$

3,821,521

Liabilities:
NOW Accounts
$

1,079,906
$

86 0.03%
$

963,778
$

72 0.03%
$

985,517
$

76 0.03%
Money Market Accounts 285,406 33 0.05 289,335 34 0.05 269,829 33 0.05
Savings Accounts 599,359 72 0.05 573,563 71 0.05 492,252 60 0.05
Other Time Deposits 97,054 33 0.14 101,037 36 0.14 102,089 39 0.15
Total Interest Bearing Deposits 2,061,725 224 0.04 1,927,713 213 0.04 1,849,687 208 0.05
Short-Term Borrowings 32,353 192 2.40 46,355 307 2.63 67,033 412 2.49
Subordinated Notes Payable 52,887 317 2.40 52,887 306 2.26 52,887 307 2.32
Other Long-Term Borrowings 833 9 4.49 1,414 12 3.50 2,736 21 3.18
Total Interest Bearing Liabilities 2,147,798 742 0.14% 2,028,369 838 0.16% 1,972,343 948 0.19%
Noninterest Bearing Deposits 1,652,337 1,621,432 1,389,821
Other Liabilities 72,166 114,657 111,050
TOTAL LIABILITIES 3,872,301 3,764,458 3,473,214
Temporary Equity 10,518 13,339 21,977

TOTAL SHAREOWNERS’ EQUITY 383,956 350,140 326,330
TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY
$

4,266,775
$

4,127,937
$

3,821,521

Interest Rate Spread 2.49% 2.52% 2.77%
Net Interest Income
$

24,774
$

24,790
$

24,606
Net Interest Margin (3) 2.55% 2.60% 2.85%
(1)

Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loan fees of $0.2 million, $0.4

million and $1.2 million for

the three months ended March 31, 2022, December 31,

2021 and March 31, 2021, respectively.
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

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2021.
Item 4.

CONTROLS AND PROCEDURES
At March 31, 2022, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and
Chief Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
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

Act of 1934).

During the quarter ended on March 31, 2022,
other than the above, there have been no significant changes in our internal control over financial reporting during our most recently
completed fiscal quarter that have materially affected,

or are reasonably likely to materially affect, our internal control over financial
reporting.

PART

II.

OTHER INFORMATION
Item 1.

Legal Proceedings
We are party

to lawsuits arising out of the normal course of business.

In management's opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations,
financial position, or cash flows.
Item 1A.

Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I,
Item 1A. “Risk Factors” in our 2021 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2021 Form
10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us
or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating
results.

Item 2.

Unregistered Sales of Equity Securities and Use of

Proceeds
None.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosure
Not Applicable.

Item 5.

Other Information
None.

Item 6.

Exhibits
(A)

Exhibits
31.1
Certification of William G Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc.,
Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Extension Label Linkbase Document
101.PRE

XBRL Taxonomy

Extension Presentation Linkbase Document
101.DEF

XBRL Taxonomy

Extension Definition Linkbase Document

104

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has

duly caused this Report to be signed on its
behalf by the undersigned Chief Financial Officer hereunto duly authorized.
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ J. Kimbrough Davis

J. Kimbrough Davis
Executive Vice President

and Chief Financial Officer
(Mr. Davis is the Principal Financial

Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: May 4, 2022