Form 10-Q
period 2022-06-30
CAPITAL CITY BANK GROUP INC
filed 2022-08-04
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2022
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
At August 1, 2022,
16,959,280

shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2022
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – June 30, 2022 and December 31, 2021 4
Consolidated Statements of Income – Three and Six Months Ended June 30, 2022 and 2021 5
Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2022 and 2021 6
Consolidated Statements of Changes in Shareowners’ Equity – Three and Six Months Ended June 30, 2022 and 2021 7
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2022 and 2021 8
Notes to Consolidated Financial Statements 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 30

Item 3. Quantitative and Qualitative Disclosure About Market Risk 46

Item 4. Controls and Procedures 46

PART II –

Other Information

Item 1. Legal Proceedings 46

Item 1A. Risk Factors 46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 46

Item 3. Defaults Upon Senior Securities 46
Item 4. Mine Safety Disclosure 46
Item 5. Other Information 46

Item 6. Exhibits 47

Signatures

48

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
● the impact of legislative or regulatory changes on our business;
● changes in monetary and fiscal policies of the U.S. Government;
● the impact of inflation, interest rate, market and monetary fluctuations on our loan origination volumes and deposit portfolio;
● changes in consumer spending and saving habits;
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
● uncertainty in the pricing of residential mortgage loans that we sell, as well as competition for the mortgage servicing rights related to these loans and related interest rate risk or price risk resulting from retaining mortgage servicing rights;
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

OF FINANCIAL CONDITION
(Unaudited)
June 30, December 31,
(Dollars in Thousands, Except Par Value) 2022

2021
ASSETS

Cash and Due From Banks $
91,209
$
65,313
Federal Funds Sold and Interest Bearing Deposits

603,315

970,041
Total Cash and Cash Equivalents

694,524

1,035,354

Investment Securities, Available

for Sale, at fair value (amortized cost of $
643,679

and $
660,732
)

601,405

654,611
Investment Securities, Held to Maturity (fair value of $
498,963

and $
339,699
)

528,258

339,601
Equity Securities
900

861
Total Investment

Securities

1,130,563

995,073

Loans Held For Sale, at fair value
48,708

52,532

Loans Held for Investment
2,213,653

1,931,465
Allowance for Credit Losses

(21,281)

(21,606)
Loans Held for Investment, Net

2,192,372

1,909,859

Premises and Equipment, Net

82,932

83,412
Goodwill and Other Intangibles

93,173

93,253
Other Real Estate Owned
90
17
Other Assets

111,935

94,349
Total Assets $
4,354,297
$
4,263,849

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,724,671
$
1,668,912
Interest Bearing Deposits

2,061,587

2,043,950
Total Deposits

3,786,258

3,712,862

Short-Term

Borrowings

39,463
34,557
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

612
884
Other Liabilities

93,319
67,735
Total Liabilities

3,972,539
3,868,925
Temporary Equity
10,083
11,758

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,959,280

and
16,892,060

shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively
170
169
Additional Paid-In Capital

35,738
34,423
Retained Earnings

376,532
364,788
Accumulated Other Comprehensive Loss, net of tax

(40,765)
(16,214)
Total Shareowners’

Equity

371,675
383,166
Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,354,297
4,263,849
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

June 30,
Six Months Ended

June 30,
(Dollars in Thousands, Except Per Share

Data)
2022 2021 2022 2021
INTEREST INCOME
Loans, including Fees $
24,072
$
24,582
$
46,205
$
47,932
Investment Securities:
Taxable
3,833
2,036
6,723
3,899
Tax Exempt
7
18
13
38
Funds Sold

1,408
200
1,817
413
Total Interest Income
29,320
26,836
54,758
52,282
INTEREST EXPENSE
Deposits
266
208
490
416
Short-Term

Borrowings
343
324
535
736
Subordinated Notes Payable
370
308
687
615
Other Long-Term

Borrowings
8
16
17
37
Total Interest Expense
987
856
1,729
1,804
NET INTEREST INCOME
28,333
25,980
53,029
50,478
Provision for Credit Losses
1,542
(571)
1,542
(1,553)
Net Interest Income After Provision For Credit Losses
26,791
26,551
51,487
52,031
NONINTEREST INCOME
Deposit Fees
5,447
4,236
10,638
8,507
Bank Card Fees
4,034
3,998
7,797
7,616
Wealth Management

Fees
4,403
3,274
10,473
6,364
Mortgage Banking Revenues
9,065
13,217
18,011
30,342
Other
1,954
1,748
3,802
3,470
Total Noninterest

Income
24,903
26,473
50,721
56,299
NONINTEREST EXPENSE
Compensation
25,383
25,378
50,239
51,442
Occupancy, Net
6,075
5,973
12,168
11,940
Other Real Estate Owned, Net

(29)
(270)
(4)
(388)
Pension Settlement
169
2,000
378
2,000
Other
8,900
9,042
16,950
17,605
Total Noninterest

Expense
40,498
42,123
79,731
82,599
INCOME BEFORE INCOME TAXES
11,196
10,901
22,477
25,731
Income Tax Expense
2,177
2,059
4,412
4,846
NET INCOME
9,019
8,842
18,065
20,885
Income Attributable to Noncontrolling Interests
(306)
(1,415)
(897)
(3,952)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
8,713
$
7,427
$
17,168
$
16,933
BASIC NET INCOME PER SHARE $
0.51
$
0.44
$
1.01
$
1.00
DILUTED NET INCOME PER SHARE $
0.51
$
0.44
$
1.01
$
1.00
Average Common

Basic Shares Outstanding
16,949
16,858
16,940
16,848
Average Common

Diluted Shares Outstanding
16,971
16,885
16,958
16,874
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2022 2021 2022 2021
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
8,713
$
7,427
$
17,168
$
16,933
Other comprehensive (loss) income, before

tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale
(10,714)
(481)
(36,158)
(2,434)
Derivative:
Change in net unrealized gain on effective cash flow

derivative
1,161
(919)
2,997
1,206
Benefit Plans:
Reclassification adjustment for service cost
-
-
-
24
Actuarial gain
-
-
-
166
Defined benefit plan settlement
169
2,000
378
2,000
Total Benefit Plans
169
2,000
378
2,190
Other comprehensive (loss) income, before

tax
(9,384)
600
(32,783)
962
Deferred tax (benefit) expense related to other comprehensive income
(2,362)
152
(8,232)
243
Other comprehensive (loss) income, net of tax
(7,022)
448
(24,551)
719
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
1,691
$
7,875
$
(7,383)
$
17,652
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Accumulated

Other
Additional
Comprehensiv

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, April 1, 2022
16,947,602
$
169
$
35,188
$
370,531
$
(33,743)
$
372,145
Net Income Attributable to Common Shareowners
-
-
-
8,713
-
8,713
Other Comprehensive Loss, net of tax -
-
-
-
(7,022)
(7,022)
Cash Dividends ($
0.1600

per share)
-
-
-
(2,712)
-
(2,712)
Stock Based Compensation -
-
244
-
-
244
Stock Compensation Plan Transactions, net
11,678
1
306
-
-
307
Balance, June 30, 2022
16,959,280
$
170
$
35,738
$
376,532
$
(40,765)
$
371,675
Balance, April 1, 2021
16,851,878
$
169
$
32,804
$
335,324
$
(43,871)
$
324,426
Net Income Attributable to Common Shareowners
-
-
-
7,427
-
7,427
Reclassification to Temporary Equity
(1) -
-
-
5,353
-
5,353
Other Comprehensive Income, net of tax -
-
-
-
448
448
Cash Dividends ($
0.1500

per share)
-
-
-
(2,530)
-
(2,530)
Stock Based Compensation
-
-
219
-
-
219
Stock Compensation Plan Transactions, net
22,401
-
537
-
-
537
Balance, June 30, 2021
16,874,279
$
169
$
33,560
$
345,574
$
(43,423)
$
335,880
Balance, January 1, 2022
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common Shareowners -
-
-
17,168
-
17,168
Other Comprehensive Loss, net of tax -
-
-
-
(24,551)
(24,551)
Cash Dividends ($
0.3200

per share)
-
-
-
(5,424)
-
(5,424)
Stock Based Compensation -
-
489
-
-
489
Stock Compensation Plan Transactions, net
67,220
1
826
-
-
827
Balance, June 30, 2022
16,959,280
$
170
$
35,738
$
376,532
$
(40,765)
$
371,675
Balance, January 1, 2021
16,790,573
$
168
$
32,283
$
332,528
$
(44,142)
$
320,837
Net Income Attributable to Common Shareowners -
-
-
16,933
-
16,933
Reclassification to Temporary Equity
(1)
-
-
-
1,171
-
1,171
Other Comprehensive Income, net of tax -
-
-
-
719
719
Cash Dividends ($
0.3000

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
(Dollars in Thousands) 2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
17,168
$
16,933
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
1,542
(1,553)

Depreciation
3,802
3,782

Amortization of Premiums, Discounts and Fees, net
5,545
5,946

Amortization of Intangible Asset
80
40

Pension Plan Settlement Charge
378
2,000

Originations of Loans Held-for-Sale
(573,239)
(877,613)

Proceeds From Sales of Loans Held-for-Sale
595,074
941,173

Mortgage Banking Revenues
(18,011)
(30,342)

Net Additions for Capitalized Mortgage Servicing Rights
1,358
(8)

Change in Valuation

Provision for Mortgage Servicing Rights
-
(250)

Stock Compensation
489
438

Net Tax Benefit From Stock-Based

Compensation
(19)
(4)

Deferred Income Taxes
(8,879)
(469)

Net Change in Operating Leases
(72)
(81)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(26)
(507)

Net Decrease (Increase) in Other Assets
845
(9,789)

Net Increase in Other Liabilities
22,040
2,472
Net Cash Provided By Operating Activities
48,075
52,168
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(218,548)
(201,308)

Payments, Maturities, and Calls
28,111
44,238
Securities Available for

Sale:

Purchases
(37,044)
(255,379)

Proceeds from Sale or Securities
3,365
-

Payments, Maturities, and Calls
47,413
94,911
Purchases of Loans Held for Investment
(174,779)
(70,043)
Net (Increase) Decrease in Loans Held for Investment
(109,806)
64,708
Proceeds From Sales of Other Real Estate Owned
30
1,121
Purchases of Premises and Equipment
(3,322)
(3,215)
Noncontrolling Interest Contributions
2,573
3,464
Net Cash Used In Investing Activities
(462,007)
(325,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
73,396
229,361
Net Increase (Decrease) in Short-Term

Borrowings
4,784
(32,668)
Repayment of Other Long-Term

Borrowings
(150)
(1,123)
Dividends Paid
(5,424)
(5,058)
Issuance of Common Stock Under Purchase Plans
496
570
Net Cash Provided By Financing Activities
73,102
191,082
NET DECREASE IN CASH AND CASH EQUIVALENTS
(340,830)
(82,735)
Cash and Cash Equivalents at Beginning of Period

1,035,354
928,549
Cash and Cash Equivalents at End of Period

$
694,524
845,814
Supplemental Cash Flow Disclosures:

Interest Paid
$
1,617
1,877

Income Taxes Paid
$
3,765
9,369
Noncash Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned
$
77
$
998
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
Accounting Standards Updates
Accounting Standards Update (“ASU”)

2022-02, “Financial Instruments – Credit Losses (Topic

326)
.

In March 2022, the Financial
Accounting Standards Board issued ASU 2022-02, "Financial Instruments

– Credit Losses (Topic 326),

Troubled Debt Restructurings
and Vintage Disclosures".

ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings

("TDRs") in Accounting
Standards Codification (“ASC”) 310-40, "Receivables - Troubled

Debt Restructurings by Creditors" for entities that have adopted the current expected credit loss model introduced by ASU 2016-13,

“Financial Instruments – Credit Losses (Topic

326): Measurement of
Credit Losses on Financial Instruments”.

ASU 2022-02 also requires that public business entities disclose current-period gross
charge-offs

by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20,
"Financial Instruments—Credit Losses—Measured at Amortized

Cost".

ASU 2022-02 is effective for the Company for fiscal years
beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company
is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

NOTE 2 – INVESTMENT SECURITIES
Investment Portfolio Composition . The following table summarizes the amortized cost and related fair value of investment securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses.
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
June 30, 2022
U.S. Government Treasury $
189,686
$
-
$
11,791
$
-
$
177,895
U.S. Government Agency
219,936
336
9,588
-
210,684
States and Political Subdivisions
47,626
9
5,269
(9)
42,357
Mortgage-Backed Securities (1)
86,168
8
8,355
-
77,821
Corporate Debt Securities
92,936
-
7,593
(22)
85,321
Other Securities (2)
7,327
-
-
-
7,327
Total

$
643,679
$
353
$
42,596
$
(31)
$
601,405
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
654,611
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
June 30, 2022
U.S. Government Treasury $
303,379
$
-
$
13,671
$
289,708
Mortgage-Backed Securities (1)
224,879
66
15,690
209,255
Total

$
528,258
$
66
$
29,361
$
498,963
December 31, 2021
U.S. Government Treasury $
115,499
$
-
$
1,622
$
113,877
Mortgage-Backed Securities (1)
224,102
2,819
1,099
225,822
Total

$
339,601
$
2,819
$
2,721
$
339,699
(1)

Comprised of residential mortgage-backed

securities
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
2.3

million and $
5.1

million,
respectively,

at June 30, 2022 and $
2.0

million and $
5.1

million, respectively,

at December 31, 2021.
At June 30, 2022, the investment portfolio had $
0.9

million in equity securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
375.2

million and $
463.8

million at June 30, 2022 and December 31, 2021, respectively,

were
pledged to secure public deposits and for other purposes.
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

Investment Sales.
There were no significant sales of investment securities for the three or six months ended June 30, 2022 or June 30,
2021.
Maturity Distribution
.

At June 30, 2022, the Company's investment securities had the following maturity distribution based on
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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
34,031

$
31,933

$
-

$
-
Due after one year through five years

316,240

296,327

303,379

289,708
Due after five year through ten years

59,474

51,323

-

-
Mortgage-Backed Securities
86,168
77,821
224,879
209,255
U.S. Government Agency

140,439

136,674

-

-
Equity Securities

7,327

7,327

-

-
Total

$
643,679

$
601,405

$
528,258

$
498,963

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
June 30, 2022
Available for

Sale
U.S. Government Treasury $
115,930

$
7,757

$
61,965

$
4,034

$
177,895

$
11,791
U.S. Government Agency
129,675
7,137
43,349
2,451
173,024
9,588
States and Political Subdivisions
40,323

5,229

437

40

40,760

5,269
Mortgage-Backed Securities
73,829

7,909

3,801

446

77,630

8,355
Corporate Debt Securities
82,151

7,285

3,192

308

85,343

7,593
Total

441,908

35,317

112,744

7,279

554,652

42,596

Held to Maturity
U.S. Government Treasury

284,789

13,375

4,919

296

289,708

13,671
Mortgage-Backed Securities
195,328

14,395

9,659

1,295

204,987

15,690
Total

$
480,117

$
27,770

$
14,578

$
1,591

$
494,695

$
29,361
December 31, 2021
Available for

Sale

U.S. Government Treasury $
172,206

$
2,606

$
-

$
-

$
172,206

$
2,606
U.S. Government Agency
127,484
1,786
17,986
355
145,470
2,141
States and Political Subdivisions

42,122

811

-

-

42,122

811
Mortgage-Backed Securities
81,832
598
-
-
81,832
598
Corporate Debt Securities
69,354
1,304
-
-
69,354
1,304
Total

$
492,998

$
7,105

$
17,986

$
355

$
510,984

$
7,460

Held to Maturity
U.S. Government Treasury

113,877

1,622

-

-

113,877

1,622
Mortgage-Backed Securities
115,015
1,099
-
-
115,015
1,099
Total

$
228,892

$
2,721

$
-

$
-

$
228,892

$
2,721
At June 30, 2022, there were
833

positions (combined AFS and HTM) with unrealized losses totaling $
72.0

million (see Note 2 –
Investment Securities in the Notes to Consolidated Financial Statements for

detail by category).

87

of these positions are U.S.
Treasury bonds and carry the full faith and

credit of the U.S. Government.

621

are U.S. government agency securities issued by U.S.
government sponsored entities.

We believe the

long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is zero.

The remaining
125

positions (Municipal securities and corporate bonds) have a
credit component.

At June 30, 2022, all CMO, MBS, SBA, U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

At June 30,
2022, corporate debt securities had an allowance for credit losses of $
22,000

and municipal securities had an allowance of $
9,000
.
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:
(Dollars in Thousands) June 30, 2022

December 31, 2021
Commercial, Financial and Agricultural $
247,902

$
223,086
Real Estate – Construction

225,664

174,394
Real Estate – Commercial Mortgage

699,093

663,550
Real Estate – Residential (1)

484,975

360,021
Real Estate – Home Equity

194,658

187,821
Consumer (2)

361,361

322,593
Loans Held For Investment, Net of Unearned Income $
2,213,653

$
1,931,465
(1) Includes loans in process balances of $
7.2

million and $
13.6

million at June 30, 2022 and December 31, 2021, respectively.
(2)
Includes overdraft balances of $
1.5

million and $
1.1

million at June 30, 2022 and December 31, 2021, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
7.0

million at June 30, 2022 and $
3.9
million at December 31, 2021.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
6.3

million at June 30, 2022 and $
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

Residential loan purchases from CCHL totaled $
158.8

million and
$
51.1

million for the six months ended June 30, 2022 and June 30, 2021, respectively,

and were not credit impaired.

In addition, the
Company acquired commercial real estate loans that were not credit impaired from a third party bank totaling $
15.0

million and $
17.4
million for the three months ended June 30, 2022 and June 30, 2021, respectively.

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
June 30, 2022
Beginning Balance $
2,122
$
2,596
$
5,392
$
4,470
$
1,916
$
4,260
$
20,756
Provision for Credit Losses
564
542
(396)
1,060
(223)
123
1,670
Charge-Offs
(1,104)
-
-
-
-
(1,193)
(2,297)
Recoveries

59
-
56
115
67
855
1,152
Net (Charge-Offs) Recoveries
(1,045)
-
56
115
67
(338)
(1,145)
Ending Balance $
1,641
$
3,138
$
5,052
$
5,645
$
1,760
$
4,045
$
21,281
Six Months Ended

June 30, 2022
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
Provision for Credit Losses
403
(172)
(577)
1,374
(628)
1,191
1,591
Charge-Offs
(1,177)
-
(266)
-
(33)
(2,595)
(4,071)
Recoveries
224
8
85
142
125
1,571
2,155
Net (Charge-Offs) Recoveries
(953)
8
(181)
142
92
(1,024)
(1,916)
Ending Balance $
1,641
$
3,138
$
5,052
$
5,645
$
1,760
$
4,045
$
21,281
Three Months Ended
June 30, 2021
Beginning Balance $
1,957
$
2,254
$
6,956
$
5,204
$
2,575
$
3,080
$
22,026
Provision for Credit Losses
(56)
505
587
(1,030)
(114)
(76)
(184)
Charge-Offs
(32)
-
-
(65)
(74)
(670)
(841)
Recoveries

103
-
26
244
70
731
1,174
Net Charge-Offs
71
-
26
179
(4)
61
333
Ending Balance $
1,972
$
2,759
$
7,569
$
4,353
$
2,457
$
3,065
$
22,175
Six Months Ended

June 30, 2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
Provision for Credit Losses
(370)
280
(131)
(1,335)
(769)
(171)
(2,496)
Charge-Offs
(101)
-
-
(71)
(79)
(1,726)
(1,977)
Recoveries
239
-
671
319
194
1,409
2,832
Net Charge-Offs
138
-
671
248
115
(317)
855
Ending Balance $
1,972
$
2,759
$
7,569
$
4,353
$
2,457
$
3,065
$
22,175
For the six months ended June 30, 2022, the allowance for HFI loans decreased by $
0.3

million and reflected a provision expense of
$
1.6

million and net loan charge-offs of $
1.9

million.

The decrease was driven by the release of reserves held for pandemic related losses that have not materialized to the extent projected partially offset by growth in reserves for strong new loan origination volume.

For the six months ended June 30, 2021, the allowance decreased $
1.6

million and reflected a provision benefit of $
2.5

million and net
loan recoveries of $
0.9

million.

The decrease generally reflected improving economic conditions, primarily a lower rate of
unemployment and its potential effect on rates of default,

and strong net loan recoveries totaling $
0.9

million.

Unemployment forecast
scenarios are utilized to estimate probability of default and are weighted based on management’s estimate of

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
June 30, 2022
Commercial, Financial and Agricultural $
166
$
27
$
-
$
193
$
247,638
$
71
$
247,902
Real Estate – Construction

-
-
-
-
225,664
-
225,664
Real Estate – Commercial Mortgage

358
-
-
358
698,305
430
699,093
Real Estate – Residential

236
-
-
236
483,064
1,675
484,975
Real Estate – Home Equity

225
-
-
225
193,700
733
194,658
Consumer

1,906
636
-
2,542
358,587
232
361,361
Total $
2,891
$
663
$
-
$
3,554
$
2,206,958
$
3,141
$
2,213,653
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
June 30, 2022 December 31, 2021
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL ACL Still Accruing ACL ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
71
$
-
$
67
$
23
$
-
Real Estate – Construction

-

-
-
-
-
-
Real Estate – Commercial Mortgage

-

430
-
-
604
-
Real Estate – Residential

1,508

167
-
928
1,169
-
Real Estate – Home Equity

-

733
-
463
856
-
Consumer

-

232
-
-
212
-
Total Nonaccrual

Loans
$
1,508
$
1,633
$
-
$
1,458
$
2,864
$
-

Collateral Dependent Loans.
The following table presents

the amortized cost basis of collateral-dependent loans.

June 30, 2022 December 31, 2021
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
67
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
-
-
455
-
Real Estate – Residential
697
-
1,645
-
Real Estate – Home Equity

598

-

649

-
Consumer

-

-

-

-
Total Collateral Dependent

Loans
$
1,295
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

Residential Real Estate Loans In Process of Foreclosure
.

At June 30, 2022 and December 31, 2021, the Company had $
0.8

million
and $
0.9

million, respectively, in 1-4 family

residential real estate loans for which formal foreclosure proceedings were in process.
Troubled

Debt Restructurings (“TDRs”).

At June 30, 2022, the Company had $
6.7

million in TDRs, all of which were performing in
accordance with the modified terms.

At December 31, 2021, the Company had $
8.0

million in TDRs, of which $
7.6

million were
performing in accordance with modified terms.

For TDRs, the Company estimated $
0.3

million of credit loss reserves at June 30,
2022 and December 31, 2021.
The modifications made to TDRs involved either an extension of the loan term, a principal moratorium,

a reduction in the interest rate,
or a combination thereof.

For the three and six months ended June 30, 2022, there were no

loans modified.

For the three and six
months ended June 30, 2021, there was
one

loan modified with a recorded investment of $
0.1

million and
three

loans modified with a
recorded investment of $
0.6

million, respectively.

For the six month periods ended June 30, 2022 and June 30, 2021, there were no
loans classified as TDRs, for which there was a payment default and the loans were modified within the 12 months prior to default.
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

The following table summarizes gross loans held for investment at

June 30, 2022 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

Term

Loans by Origination Year
Revolving
(Dollars in Thousands)
2022 2021 2020 2019 2018 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
49,887
$
54,079
$
25,439
$
21,041
$
15,004
$
15,218
$
66,828
$
247,496
Special Mention
-
-
-
9
-
23
117
149
Substandard

-

-

8

-

122

127

-

257
Total
$
49,887
$
54,079
$
25,447
$
21,050
$
15,126
$
15,368
$
66,945
$
247,902
Real Estate -
Construction:
Pass $
57,643
$
107,385
$
48,432
$
8,482
$
-
$
126
$
2,905
$
224,973
Special Mention
-
-
691
-
-
-
-
691
Total
$
57,643
$
107,385
$
49,123
$
8,482
$
-
$
126
$
2,905
$
225,664
Real Estate -
Commercial Mortgage:
Pass $
124,927
$
155,769
$
116,218
$
66,400
$
67,022
$
119,767
$
25,115
$
675,218
Special Mention
224
1,133
235
1,740
742
6,862
1,493
12,429
Substandard

7,510

1,788

402

631

-

1,047

68

11,446
Total
$
132,661
$
158,690
$
116,855
$
68,771
$
67,764
$
127,676
$
26,676
$
699,093
Real Estate - Residential:
Pass $
183,113
$
106,587
$
51,210
$
31,925
$
22,142
$
74,104
$
7,508
$
476,589
Special Mention
59
-
130
17
59
562
-
827
Substandard

119

1,076

976

935

895

3,558

-

7,559
Total

$
183,291
$
107,663
$
52,316
$
32,877
$
23,096
$
78,224
$
7,508
$
484,975
Real Estate - Home
Equity:
Performing $
29
$
133
$
13
$
299
$
154
$
2,101
$
191,196
$
193,925
Nonperforming

-

-

-

16

-

-

717

733
Total

$
29
$
133
$
13
$
315
$
154
$
2,101
$
191,913
$
194,658
Consumer:
Performing $
112,549
$
139,965
$
48,931
$
28,715
$
18,005
$
7,544
$
5,420
$
361,129
Nonperforming
22
56
56
47
38
13
-
232
Total $
112,571
$
140,021
$
48,987
$
28,762
$
18,043
$
7,557
$
5,420
$
361,361

NOTE 4 – MORTGAGE BANKING ACTIVITIES
The Company’s mortgage

banking activities include mandatory delivery loan sales, forward sales contracts used to manage residential
loan pipeline price risk, utilization of warehouse lines to fund secondary market residential loan closings, and residential mortgage
servicing.

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

June 30, 2022 December 31, 2021
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
47,805
$
48,708
$
50,733
$
52,532
Residential Mortgage Loan Commitments ("IRLCs") (1)
62,201
934
51,883
1,258
Forward Sales Contracts (2)
31,500
(45)
48,000
(7)
$
49,597
$
53,783
(1) Recorded in other assets at fair value
(2)
Recorded in other assets and other liabilities at fair value at June 30, 2022 and December 31, 2021, respectively
The Company had
no

residential mortgage loans held for sale that were 90 days or more outstanding or on nonaccrual at June 30,
2022, and loans held for sale that were 30-69 days outstanding totaled $
0.2

million at December 31, 2021.

Mortgage banking revenue was as follows:
Three Months Ended

June 30,
Six Months Ended June
(Dollars in Thousands) 2022 2021 2022 2021
Net realized gains on sales of mortgage loans $
4,800
$
13,534
$
9,935
$
27,958
Net change in unrealized gain on mortgage loans held for sale
79
532
(895)
(1,499)
Net change in the fair value of mortgage loan commitments
(183)
(458)
(324)
(2,301)
Net change in the fair value of forward sales contracts
(896)
(1,446)
(38)
817
Pair-Offs on net settlement of forward sales contracts
1,954
(476)
4,209
2,835
Mortgage servicing rights additions
1,457
453
2,088
640
Net origination fees
1,854
1,078
3,036
1,892
Total mortgage banking

revenues
$
9,065
$
13,217
$
18,011
$
30,342

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) June 30, 2022 December 31, 2021
Number of residential mortgage loans serviced for others
2,555
2,106
Outstanding principal balance of residential mortgage loans serviced for others
$
703,537
$
532,967
Weighted average

interest rate
3.70%
3.59%
Remaining contractual term (in months)
323
317
Conforming conventional loans serviced by the Company are sold to FNMA on a non-recourse basis, whereby foreclosure losses are
generally the responsibility of FNMA and not the Company.

The government loans serviced by the Company are secured through
GNMA, whereby the Company is insured against loss by the Federal Housing

Administration or partially guaranteed against loss by
the Veterans

Administration.

At June 30, 2022, the servicing portfolio balance consisted of the following loan types: FNMA (
50
%),
GNMA (
7
%), and private investor (
43
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had $
0.4

million and $
2.0

million in delinquent residential mortgage loans currently in GNMA pools serviced by the
Company at June 30, 2022 and December 31, 2021, respectively.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statement of Financial Condition.

For the
three and six months ended June 30, 2022, the Company repurchased

$
0.6

million and $
1.0

million in delinquent residential loans
currently in GNMA pools.

For the three and six months ended June 30, 2021, the Company repurchased $
0.7

million and $
2.2
million, respectively,

in delinquent residential

loans in GNMA pools.

When delinquent residential loans are repurchased, the
Company has the intention to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2022 2021 2022 2021
Beginning balance $
4,001
$
3,583
$
3,774
$
3,452
Additions due to loans sold with servicing retained
1,457
453
2,088
640
Deletions and amortization
(372)
(326)
(776)
(632)
Valuation

allowance reversal
-
-
-
250
Ending balance $
5,086
$
3,710
$
5,086
$
3,710
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended June 30, 2022
and June 30, 2021.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:
June 30, 2022 December 31, 2021
Minimum Maximum Minimum Maximum
Discount rates
9.00%
11.00%
11.00%
15.00%
Annual prepayment speeds
9.46%
11.54%
11.98%
23.79%
Cost of servicing (per loan) $
65
$
138
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
10.48
% at June 30, 2022 and
15.85
% at December 31, 2021.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at June
30, 2022.

Amounts
(Dollars in Thousands) Outstanding
$
75

million master repurchase agreement without defined expiration.

Interest is at the Prime rate minus
1.00%
to plus
1.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
12,657
$
75

million warehouse line of credit agreement expiring in
November 2022
.

Interest is at the SOFR plus
2.25%
, to
3.25%
.
22,333
Total Warehouse

Borrowings
$
34,990
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2021, warehouse line borrowings totaled $
29.0
million. At June 30, 2022, the Company had residential mortgage loans held for sale and construction loans held for investment
pledged as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid
assets, and maximum debt to net worth ratio, as defined in the agreements.

The Company was in compliance with all significant debt
covenants at June 30, 2022.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the Consolidated Statement of

Financial Condition.

The balance of this line of credit at June 30,
2022 and December 31, 2021 was $
13.3

million and $
14.8

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at June 30, 2022 were designed as a cash flow hedge for subordinated
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
June 30, 2022
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,046
8.0
December 31, 2021
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
2,050
8.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related to the cash
flow derivative instruments (interest rate swaps related to subordinated debt) for the three and six months ended June 30, 2022 and
June 30, 2021.
Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended June 30, 2022 Interest expense $
867

$
26

Three months ended June 30, 2021
Interest expense
(686)
(37)
Six months ended June 30, 2022
Interest expense
$
2,237

$
(2)
Six months ended June 30, 2021
Interest expense
900

(70)
The Company estimates there will be approximately $
0.7

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
5.3

million and $
2.0

million at June 30, 2022 and December 31, 2021, respectively.
NOTE 6 – LEASES
Operating leases in which the Company is the lessee are recorded as operating lease right of use (“ROU”) assets and operating
liabilities, included in other assets and liabilities, respectively,

on its Consolidated Statement of Financial Condition.

The Company’s operating

leases primarily relate to banking offices with remaining lease terms from
1

to
43

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

At June 30, 2022, the operating lease ROU assets and liabilities were $
11.9

million and $
12.5

million, respectively. At December

31,
2021, ROU assets and liabilities were $
11.5

million and $
12.2

million, respectively.

The Company does not have any finance leases
or any significant lessor agreements.
The table below summarizes our lease expense and other information related to the Company’s operating leases.
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2022 2021 2022 2021
Operating lease expense $
391
$
362
$
775
$
706
Short-term lease expense
159
170
337
310
Total

lease expense
$
550
$
532
$
1,112
$
1,016
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
435
$
402
$
864
$
786
Right-of-use assets obtained in exchange for new operating lease liabilities
600
440
1,192
515
Weighted average

remaining lease term — operating leases (in years)
24.5
25.1
24.5
25.1
Weighted average

discount rate — operating leases
2.2%
2.0%
2.2%
2.0%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) June 30, 2022
2022 $
1,717
2023
1,715
2024
1,470
2025
1,249
2026
1,122
2027 and thereafter
11,731
Total $
19,004
Less: Interest
(6,503)
Present Value

of Lease liability
$
12,501
At June 30, 2022, the Company had three additional operating lease obligations for banking offices (to be constructed) that have not
yet commenced. These leases have payments totaling $
9.3

million based on the initial contract terms of
15 years
.

Payments for the
banking offices are expected to commence after the construction periods end, which are each expected to occur during the fourth quarter of 2022 and the first quarter of 2023.

A related party is the lessor in an operating lease with the Company.

The Company’s minimum payment

is $
0.2

million annually
through 2024, for an aggregate remaining obligation of $
0.5

million at June 30, 2022.
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
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2022 2021 2022 2021
Service Cost $
1,572
$
1,743
$
3,145
$
3,486
Interest Cost
1,166
1,221
2,333
2,442
Expected Return on Plan Assets
(2,675)
(2,787)
(5,351)
(5,574)
Prior Service Cost Amortization
4
4
8
8
Net Loss Amortization
428
1,691
857
3,382
Pension Settlement
169
2,000
378
2,000
Net Periodic Benefit Cost $
664
$
3,872
$
1,370
$
5,744
Discount Rate
3.11%
2.88%
3.11%
2.88%
Long-term Rate of Return on Assets
6.75%
6.75%
6.75%
6.75%
The components of the net periodic benefit cost for the Company's SERP and SERP II were as follows:
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2022 2021 2022 2021
Service Cost $
8
$
9
$
16
$
18
Interest Cost
79
61
158
120
Prior Service Cost Amortization
69
69
138
88
Net Loss Amortization
180
243
360
441
Net Periodic Benefit Cost $
336
$
382
$
672
$
667
Discount Rate
2.80%
2.38%
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
June 30, 2022 December 31, 2021
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
215,601
$
515,886
$
731,487
$
217,531
$
505,897
$
723,428
Standby Letters of Credit

6,196

-

6,196
5,205

-

5,205
Total $
221,797
$
515,886
$
737,683
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

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2022 2021 2022 2021
Beginning Balance $
2,976
$
2,974
$
2,897
$
1,644
Provision for Credit Losses
(123)
(387)
(44)
943
Ending Balance $
2,853
$
2,587
$
2,853
$
2,587
Other Commitments.
In the normal course of business, the Company enters into lease commitments which are classified as operating
leases. See Note 6 – Leases for additional information on the maturity of the

Company’s operating lease commitments.

Furthermore,
the Company has an outstanding commitment of up to $
1.0

million in a bank tech venture capital fund focused on finding and funding technology solutions for community banks. At June 30, 2022, the Company had contributed $
0.2

million, and at December 31, 2021,
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

In the second quarter of 2022, Visa,

Inc. funded the litigation reserve and the
share conversion ratio was reduced and a $
0.2

million swap liability was recorded.

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
period. At June 30, 2022, there was $
0.2

million payable and at December 31, 2021, there was a $
0.1

million payable.
A summary of fair values for assets and liabilities consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
June 30, 2022
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
177,895
$
-
$
-
$
177,895
U.S. Government Agency
-
210,684
-
210,684
States and Political Subdivisions
-
42,357
-
42,357
Mortgage-Backed Securities
-
77,821
-
77,821
Corporate Debt Securities
-
85,321
-
85,321
Other Securities

-
7,327
-
7,327
Loans Held for Sale
-
48,708
-
48,708
Interest Rate Swap Derivative
-
5,046
-
5,046
Mortgage Banking IRLC Derivative
-
-
934
934
Mortgage Servicing Rights
-
-
9,336
9,336
LIABILITIES:
Mortgage Banking Hedge Derivative $
-
$
45
$
-
$
45
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
7.7

million
and $
16.8

million, respectively, for the

six months ended June 30, 2022 and $
27.4

million and $
19.3

million, respectively, for the

six
months

ended June 30, 2021.

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

Collateral-dependent loans had a carrying value of $
1.3

million with a valuation allowance of less than $
0.1

million at June
30, 2022 and $
2.8

million and $
0.2

million, respectively, at December

31, 2021.
Other Real Estate Owned
.

During the first six months of 2022, certain foreclosed assets, upon initial recognition,

were measured and
reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of June 30, 2022 and December 31, 2021, there was
no

valuation
allowance for loan servicing rights.

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

June 30, 2022
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
91,209
$
91,209
$
-
$
-
Short-Term Investments
603,315
603,315
-
-
Investment Securities, Available

for Sale
601,405
177,895
423,510
-
Investment Securities, Held to Maturity
528,258
289,708
209,255
-
Equity Securities (1)
900
-
900
-
Loans Held for Sale
48,708
-
48,708
-
Other Equity Securities (2)
2,848
-
2,848
-
Interest Rate Swap Derivative
5,046
-
5,046
-
Mortgage Servicing Rights
5,086
-
-
9,336
Mortgage Banking IRLC Derivative
934
-
-
934
Loans, Net of Allowance for Credit Losses
2,192,372
-
-
2,127,117
LIABILITIES:
Deposits $
3,786,258
$
-
$
3,335,175
$
-
Short-Term

Borrowings
39,463
-
39,462
-
Subordinated Notes Payable
52,887
-
46,121
-
Long-Term Borrowings
612
-
627
-
Mortgage Banking Hedge Derivative
45
-
45
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
(13,156)

$
(16,214)
Other comprehensive (loss) income during the period

(27,071)

2,237

283

(24,551)
Balance as of June 30, 2022 $
(31,659)

$
3,767

$
(12,873)

$
(40,765)
Balance as of January 1, 2021 $
2,700

$
428

$
(47,270)

$
(44,142)
Other comprehensive (loss) income during the period

(1,816)

900

1,635

719
Balance as of June 30, 2021 $
884

$
1,328

$
(45,635)

$
(43,423)
NOTE 11 – SUBSEQUENT

EVENT
Subsequent to June 30, 2022 and effective August 1, 2022,

a total of
33

investment securities with an amortized cost basis and fair
value of $
168.4

million and $
159.0

million, respectively, were transferred

from the available-for-sale (“AFS”) to held-to-maturity
(“HTM”) classification. These securities had a net unrealized loss of $
9.4

million, with no immediate impact to net income on the
transfer date. The net unrealized loss at the date of transfer will remain in accumulated other comprehensive income (“AOCI”) and be
amortized into net interest income over the remaining life of the securities. The amortization of amounts retained in AOCI will offset
the effect on net interest income of the accretion of the discount resulting from transferring securities at fair value.

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

2022 2021
(Dollars in Thousands, except per share data) Second First Fourth Third Second First
Shareowners' Equity (GAAP) $ 371,675 $ 372,145 $ 383,166 $ 348,868 $ 335,880 $ 324,426
Less: Goodwill and Other Intangibles (GAAP) 93,173 93,213 93,253 93,293 93,333 89,095
Tangible Shareowners' Equity (non-GAAP)
A
278,502 278,932 289,913 255,575 242,547 235,331
Total Assets (GAAP) 4,354,297 4,310,045 4,263,849 4,048,733 4,011,459 3,929,884
Less: Goodwill and Other Intangibles (GAAP) 93,173 93,213 93,253 93,293 93,333 89,095
Tangible Assets (non-GAAP)
B
$ 4,261,124 $ 4,216,832 $ 4,170,596 $ 3,955,440 $ 3,918,126 $ 3,840,789
Tangible Common

Equity Ratio (non-GAAP)
A/B
6.54% 6.61% 6.95% 6.46% 6.19% 6.13%
Actual Diluted Shares Outstanding (GAAP)
C
16,981,614 16,962,362 16,935,389 16,911,715 16,901,375 16,875,719
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
16.40 16.44 17.12 15.11 14.35 13.94

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
(Dollars in Thousands, Except 2022 2021
Per Share Data) Second First Fourth Third Second First
Summary of Operations :
Interest Income $ 29,320 $ 25,438 $ 25,549 $ 28,520 $ 26,836 $ 25,446
Interest Expense 987 742 838 848 856 948
Net Interest Income 28,333 24,696 24,711 27,672 25,980 24,498
Provision for Credit Losses 1,542 - - - (571) (982)
Net Interest Income After

Provision for Credit Losses
26,791 24,696 24,711 27,672 26,551 25,480
Noninterest Income 24,903 25,818 24,672 26,574 26,473 29,826
Noninterest Expense 40,498 39,233 40,207 39,702 42,123 40,476
Income

Before

Income Taxes
11,196 11,281 9,176 14,544 10,901 14,830
Income Tax Expense 2,177 2,235 2,040 2,949 2,059 2,787
Income Attributable to NCI (306) (591) (764) (1,504) (1,415) (2,537)
Net Income Attributable to CCBG
8,713 8,455 6,372 10,091 7,427 9,506
Net Interest Income (FTE) 28,409 24,774 24,790 27,750 26,064 24,606

Per Common Share :
Net Income Basic $ 0.51 $ 0.50 $ 0.38 $ 0.60 $ 0.44 $ 0.56
Net Income Diluted 0.51 0.50 0.38 0.60 0.44 0.56
Cash Dividends Declared 0.16 0.16 0.16 0.16 0.15 0.15
Diluted Book Value 21.89 21.94 22.63 20.63 19.87 19.22
Diluted Tangible Book Value (1) 16.40 16.44 17.12 15.11 14.35 13.94
Market Price:

High
28.55 28.88 29.00 26.10 27.39 28.98

Low
24.43 25.96 24.77 22.02 24.55 21.42

Close
27.89 26.36 26.40 24.74 25.79 26.02

Selected Average Balances :
Loans Held for Investment $ 2,084,679 $ 1,963,578 $ 1,948,324 $ 1,974,132 $ 2,036,781 $ 2,044,363
Earning Assets 3,974,221 3,938,824 3,791,313 3,693,123 3,623,910 3,497,929
Total Assets 4,321,388 4,266,775 4,127,937 4,026,613 3,956,349 3,821,521
Deposits 3,765,329 3,714,062 3,549,145 3,447,688 3,387,352 3,239,508
Shareowners’ Equity 373,365 383,956 350,140 341,460 329,040 326,330
Common Equivalent Average Shares:

Basic
16,949 16,931 16,880 16,875 16,858 16,838

Diluted
16,971 16,946 16,923 16,909 16,885 16,862
Performance Ratios:
Return on Average Assets

0.81% 0.80% 0.61% 0.99% 0.75% 1.01%
Return on Average Equity 9.36 8.93 7.22 11.72 9.05 11.81
Net Interest Margin (FTE) 2.87 2.55 2.60 2.98 2.89 2.85
Noninterest Income as % of

Operating Revenue
46.78 51.11 49.96 48.99 50.47 54.90
Efficiency Ratio 75.96 77.55 81.29 73.09 80.18 74.36

Asset Quality:
Allowance for Credit Losses ("ACL") $ 21,281 $ 20,756

$
21,606 $ 21,500 $ 22,175 $ 22,026
ACL to Loans HFI 0.96% 1.05% 1.12% 1.11% 1.10% 1.07%
Nonperforming Assets (“NPAs”) 3,231 2,745 4,339 3,218 6,302 5,472
NPAs to Total

Assets
0.07 0.06 0.10 0.08 0.16 0.14
NPAs to Loans HFI plus OREO 0.15 0.14 0.22 0.17 0.31 0.27
ACL to Non-Performing Loans 677.57 760.83 499.93 710.39 433.93 410.78
Net Charge-Offs to Average

Loans HFI
0.22 0.16 0.02 0.03 (0.07) (0.10)
Capital Ratios:
Tier 1 Capital 15.13% 15.98% 16.14% 15.69% 15.44% 16.08%
Total Capital 16.07 16.98 17.15 16.70 16.48 17.20
Common Equity Tier 1 13.07 13.77 13.86 13.45 13.14 13.63
Leverage 8.77 8.78 8.95 9.05 8.84 8.97
Tangible Common Equity (1) 6.54 6.61 6.95 6.46 6.19 6.13
(1)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 31.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.

Net income attributable to common shareowners of $8.7 million, or $0.51 per diluted share, for the second
quarter of 2022 compared to net income of $8.5 million, or $0.50 per diluted share, for the first quarter of 2022, and $7.4 million, or
$0.44 per diluted share, for the second quarter of 2021.

For the first six months of 2022, net income attributable to common shareowners totaled $17.2 million, or $1.01 per diluted share, compared to net income of $16.9 million, or $1.00 per diluted share, for
the same period of 2021.

Net Interest Income.

Tax-equivalent net

interest income for the second quarter of 2022 totaled $28.4 million, compared to $24.8
million for the first quarter of 2022, and $26.1 million for the second quarter of 2021.

For the first six months of 2022, tax-equivalent
net interest income totaled $53.2 million compared to $50.7 million for the same period of 2021.

Compared to the referenced prior
periods, the increase reflected higher interest rates, strong loan growth,

and higher investment balances.
Provision and Allowance for Credit

Losses.

We recorded

a provision for credit losses of $1.5 million for the second quarter of 2022 compared to no provision in the first quarter of 2022 and a provision benefit of $0.6 million for the second quarter of 2021.

For the
first six months of 2022, the provision was $1.5 million compared to a benefit of

$1.6 million for the same period of 2021.

The higher
level of provision compared to all prior periods was primarily attributable to strong loan growth.

The loan loss provision in 2021 was
also favorably impacted by strong net loan recoveries. We

discuss the allowance for credit losses further below.

Noninterest Income.

Noninterest income for the second quarter of 2022 totaled $24.9 million compared to $25.8 million for the first
quarter of 2022 and $26.5 million for the second quarter of 2021.

The $0.9 million decrease from the first quarter of 2022 was primarily attributable to lower wealth management fees of $1.7 million,

which reflected lower insurance revenues at CCSW of $1.9
million that were partially offset by higher retail brokerage fees of $0.3 million.

For the first six months of 2022, noninterest income
totaled $50.7 million compared to $56.3 million for the same period of 2021 with the $5.6 million decrease largely driven by lower
mortgage banking fees of $12.3 million, partially offset

by higher deposit fees of $2.1 million and wealth management fees of $4.1 million (insurance commissions of $3.4 million and retail brokerage fees of $0.7 million).

We discuss noninterest

income in further
detail below.
Noninterest Expense.

Noninterest expense for the second quarter of 2022 totaled $40.5 million compared to $39.2 million for the first
quarter of 2022 and $42.1 million for the second quarter of 2021.

The $1.3 million increase over the first quarter of 2022 was driven by a $0.9 million increase in other expense and higher compensation of $0.5 million.

For the first six months of 2022, noninterest
expense totaled $79.7 million compared to $82.6 million for the same period of 2021 with the $2.9 million decrease primarily
attributable to lower pension settlement expense of $1.6 million and lower compensation expense of $1.2 million, primarily lower
commissions at CCHL.

We discuss noninterest

expense in further detail below.

Financial Condition
Earning Assets.

Average earning assets totaled

$3.974 billion for the second quarter of 2022, an increase of $35.4 million, or 0.9%, over the first quarter of 2022, and an increase of $182.9 million, or 4.8%,

over the fourth quarter of 2021.

The increase over both
prior periods was primarily driven by higher deposits which funded loan growth.

The mix of earnings assets continues to improve
driven by strong loan growth and further deployment of liquidity into the investment portfolio which has increased $135 million in
2022.

Loans
.

Average loans held for investment

(“HFI”) increased $121.1 million, or 6.2%, over the first quarter of 2022 and increased
$136.4 million, or 7.0%, over the fourth quarter of 2021.

The growth in 2022 has been broad based with increases realized in all loan categories, more significantly,

residential mortgage, residential construction, and consumer (indirect auto) with strong growth in
commercial mortgage in the second quarter.

During 2022, we have purchased a higher level of residential mortgage loans from CCHL
driven by higher demand for portfolio/adjustable rate product.

Credit Quality
.

Overall credit quality remains strong.

Nonperforming assets (nonaccrual loans and other real estate) totaled $3.2 million at June 30, 2022 compared to $2.8 million at March 31, 2022 and $4.3 million at December 31, 2021.

At June 30, 2022,
nonperforming assets as a percentage of total assets totaled 0.07% compared to 0.06% at March 31, 2022 and 0.10% at December 31,
2021.

Nonaccrual loans totaled $3.1 million at June 30, 2022, a $0.4 million decrease from March

31, 2022 and a $1.2 million
decrease from December 31, 2021.

Deposits
.

Average total

deposits were $3.765 billion for the second quarter of 2022, an increase of $51.3 million,

or 1.4%, over the
first quarter of 2022 and $216.2 million, or 6.1%, over the fourth quarter of 2021.

Growth over the first quarter of 2022 was primarily
attributable to an increase in noninterest bearing accounts and savings accounts,

partially offset by a decline in seasonal public fund
deposits. Compared to the fourth quarter 2021, strong growth occurred in our noninterest bearing deposits, NOW accounts, and
savings account balances.

Capital
.

At June 30, 2022, we were well-capitalized with a total risk-based capital ratio of 16.07%

and a tangible common equity
ratio (a non-GAAP financial measure) of 6.54% compared to 16.98%

and 6.61%, respectively at March 31, 2022 and 17.15% and
6.95%, respectively, at

December 31, 2021.

At June 30, 2022, all of our regulatory capital ratios exceeded the threshold to be well-
capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.

Three Months Ended Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands, except per share data) 2022 2022 2021 2022 2021
Interest Income $ 29,320 $ 25,438 $ 26,836 $ 54,758 $ 52,282
Taxable Equivalent Adjustments 76 78 84 154 193
Total Interest Income (FTE) 29,396 25,516 26,920 54,912 52,475
Interest Expense 987 742 856 1,729 1,804
Net Interest Income (FTE) 28,409 24,774 26,064 53,183 50,671
Provision for Credit Losses 1,542 - (571) 1,542 (1,553)
Taxable Equivalent Adjustments 76 78 84 154 193
Net Interest Income After Provision for Credit Losses 26,791 24,696 26,551 51,487 52,031
Noninterest Income 24,903 25,818 26,473 50,721 56,299
Noninterest Expense 40,498 39,233 42,123 79,731 82,599
Income Before Income Taxes 11,196 11,281 10,901 22,477 25,731
Income Tax Expense 2,177 2,235 2,059 4,412 4,846
Pre-Tax Income Attributable to Noncontrolling

Interest
(306) (591) (1,415) (897) (3,952)
Net Income Attributable to Common Shareowners $ 8,713 $ 8,455 $ 7,427 $ 17,168 $ 16,933

Basic Net Income Per Share $ 0.51 $ 0.50 $ 0.44 $ 1.01 $ 1.00
Diluted Net Income Per Share $ 0.51 $ 0.50 $ 0.44 $ 1.01 $ 1.00
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

I on page 45.
Tax-equivalent net

interest income for the second quarter of 2022 totaled $28.4 million, compared to $24.8 million for the first quarter
of 2022, and $26.1 million for the second quarter of 2021.

For the first six months of 2022, tax-equivalent net interest income totaled
$53.2 million compared to $50.7 million for the same period of 2021.

Compared to the referenced prior periods, the increase reflected higher interest rates, strong loan growth, and higher investment balances.
Our net interest margin for the second quarter of 2022 was 2.87%,

an increase of 32 basis points over the first quarter of 2022 primarily attributable to higher interest rates and an overall improved earning asset mix.

For the month of June 2022, our net interest
margin was 3.05%.

Excluding the impact of overnight funds in excess of $200 million, our net interest margin for the second quarter
of 2022 was 3.24%.

Compared to the three and six month periods of 2021, the net interest margin decreased two and 16 basis points,
respectively, primarily

due to growth in earning assets (driven by higher deposit balances), which drove net interest income dollars
higher, but negatively impacted the

margin percentage.

Provision for Credit Losses
We recorded

a provision for credit losses of $1.5 million for the second quarter of 2022 compared to no provision in the first quarter
of 2022 and a provision benefit of $0.6 million for the second quarter of

2021.

For the first six months of 2022, the provision was
$1.5 million compared to a benefit of $1.6 million for the same period of 2021.

The higher level of provision compared to all prior
periods was primarily attributable to strong loan growth.

The loan loss provision in 2021 was also favorably impacted by strong net loan recoveries.

We discuss the allowance

for credit losses further below.

For more information on charge-offs and recoveries,

see
Note 3 – Loans Held for Investment and Allowance for Credit Losses.

Noninterest Income
Noninterest income for the second quarter of 2022 totaled $24.9 million compared to $25.8 million for the first quarter of 2022 and
$26.5 million for the second quarter of 2021.

The $0.9 million decrease from the first quarter of 2022 was primarily attributable to
lower wealth management fees of $1.7 million (primarily lower insurance revenues at CCSW) that was partially offset by higher
combined deposit and bank card fees of $0.5

million and mortgage banking revenues of $0.1 million.

Compared to the second quarter
of 2021, the $1.6 million decrease was primarily attributable to lower mortgage banking revenues of $4.2 million that were partially
offset by higher deposit fees of $1.2 million and wealth

management fees of $1.1 million (insurance revenues of $0.7 million and retail brokerage fees of $0.4 million).

For the first six months of 2022, noninterest income totaled $50.7 million compared to $56.3
million for the same period of 2021 with the $5.6 million decrease largely driven by lower mortgage banking fees of $12.3 million
partially offset by higher deposit fees of $2.1 million and wealth management fees of $4.1 million (insurance revenues of $3.4 million
and retail brokerage fees of $0.7 million).

Lower mortgage banking revenues for 2022 reflected lower production volume driven by
higher interest rates as well as overall tightening of secondary market loan sale margins.

Further, the higher level of wealth
management fees over both prior year periods reflected higher insurance revenues

at CCSW (acquired in May 2021).

For 2022,
CCHL contributed $0.6 million ($0.03 per diluted share) to earnings versus

$2.5 million ($0.14 per diluted share) in 2021 which has
largely been offset by a $1.2 million ($0.07

per diluted share) contribution to earnings by CCSW.
Noninterest income represented 46.8% of operating revenues (net interest income plus noninterest income) in the second quarter of
2022

compared to 51.1% in the first quarter of 2022 and 50.5% in the second quarter of 2021.

For the first six months of 2022,
noninterest income represented 48.9% of operating revenues compared to 52.7% for the same period of 2021.

The table below reflects the major components of noninterest income.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2022 2022 2021 2022 2021
Deposit Fees $ 5,447 $ 5,191 $ 4,236 $ 10,638 $ 8,507
Bank Card Fees 4,034 3,763 3,998 7,797 7,616
Wealth Management

Fees
4,403 6,070 3,274 10,473 6,364
Mortgage Banking Revenues 9,065 8,946 13,217 18,011 30,342
Other 1,954 1,848 1,748 3,802 3,470
Total

Noninterest Income
$ 24,903 $ 25,818 $ 26,473 $ 50,721 $ 56,299
Significant components of noninterest income are discussed in more detail below.
Mortgage Banking Revenues.
Mortgage banking revenues totaled $9.1 million for the second quarter of 2022 compared to $8.9
million for the first quarter of 2022 and $13.2 million for the second quarter of 2021.

For the six months of 2022, revenues totaled
$18.0 million compared to $30.3 million for the same period of 2021.

Lower mortgage banking revenues for 2022 reflected a
reduction in refinancing activity,

and to a lesser degree lower purchase mortgage originations, primarily driven by higher interest
rates.

In addition, gain on sale margins have been pressured due

to a lower level of both governmental loan product originations and mandatory delivery loan sales (both of which provide a higher gain percentage).

Strong best efforts (portfolio product) origination
volume and continued stability in our construction/permanent loan program have partially offset the slowdown in secondary market
originations.

Deposit Fees
. Deposit fees for the second quarter of 2022 totaled $5.4 million, an increase of

$0.3 million, or 4.9%, over the first
quarter of 2022, and an increase of $1.2 million, or 28.6%, over the second quarter of 2021.

For the first six months of 2022, deposit
fees totaled $10.6 million, an increase of $2.1 million, or 25.0%, over the same period of 2021.

Compared to first quarter of 2022, the
increase reflected higher overdraft fees.

The increase over both prior year periods was attributable to higher monthly service charge
fees and overdraft fees.

The conversion of our remaining free checking accounts to a monthly maintenance fee account type drove the
increase in service charge fees. The increase in overdraft

fees was driven by higher utilization of our overdraft service which is closely correlated (inversely) with the consumer savings rate which has declined noticeably since it spiked in 2020/2021 due to the high level of governmental stimulus during the pandemic.

Bank Card Fees
.

Bank card fees for the second quarter of 2022 totaled $4.0 million, a $0.3 million,

or 7.2%, increase over the first
quarter of 2022, and comparable to the second quarter of 2021.

For the first six months of 2022, bank card fees totaled $7.8 million, an increase of $0.2 million, or 2.4%, over the same period of 2021.

The increase over the prior year periods was primarily attributable to growth in checking accounts.

Wealth

Management Fees
.

Wealth management fees

include trust fees through Capital City Trust (i.e., managed accounts and
trusts/estates),

retail brokerage fees through Capital City Investments (i.e., investment

,

insurance products, and retirement accounts),
and financial advisory fees through Capital City Strategic Wealth

(i.e., including the sale of life insurance, risk management and asset protection services).

Wealth management

fees for the second quarter of 2022 totaled $4.4 million, a $1.7 million, or 27.5%,

decrease
from the first quarter of 2022, which reflected lower insurance revenues of $1.9 million and trust fees of $0.1 million partially offset by higher retail brokerage fees of $0.3 million.

The decrease in insurance revenues was due to a very strong first quarter and reflected the closing of several very large insurance policy sales.

Compared to the second quarter of 2021, the $1.1 million, or 34.5%, increase reflected

higher insurance revenues of $0.7 million and retail brokerage fees of $0.4 million.

For the first six months of 2022, wealth
management fees increased

$4.1 million, or 64.6%, due to higher insurance revenues of $3.4 million and retail brokerage fees of $0.7
million.

The higher level of insurance revenues reflected the acquisition of Capital City Strategic

Wealth in May 2021.

At June 30,
2022, total assets under management were approximately $2.201 billion compared to $2.329 billion at March 31, 2022 and $2.324 billion at December 31, 2021.

Noninterest Expense

Noninterest expense for the second quarter of 2022 totaled $40.5 million compared to $39.2 million for the first quarter of 2022 and
$42.1 million for the second quarter of 2021.

The $1.3 million increase over the first quarter of 2022 was driven by a $0.9 million
increase in other expense and higher compensation of $0.5 million.

Higher expense for advertising ($0.2 million), processing ($0.1 million) and travel/entertainment ($0.1 million) drove the increase in other expense.

Additionally, other expense reflects a

$0.2
million expense for our VISA share swap agreement that is triggered when

VISA funds their merchant litigation reserve which
happens infrequently.

The $0.5 million increase in compensation was driven by higher salary expense of $0.8 million (CCHL
commissions, annual merit, and staffing additions in new markets)

that was partially offset by lower associate benefit expense of

$0.3
million.

Compared to the second quarter of 2021, the $1.6 million decrease was primarily attributable to lower pension settlement
expense of $1.8 million.

For the first six months of 2022, noninterest expense totaled $79.7 million compared to $82.6 million for the
same period of 2021 with the $2.9 million decrease primarily attributable to lower pension settlement expense of $1.6 million and
lower compensation expense of $1.2 million.

The decrease in compensation expense reflected lower salary expense of $1.4 million
partially offset by higher associate benefit expense of

$0.2 million.

Lower performance based compensation (commissions/incentives)
at CCHL partially offset by higher performance based compensation at CCSW and lower realized loan cost (credit offset by salary expense) at the Bank drove the variance in salary expense.

We expect additional

pension settlement expense for the remainder of
2022 based on our current estimate of lump sum pension pay-outs to retirees.

To date, the

impact of inflation and higher prices on our cost structure has not been significant.

While operating in a very tight labor
market, we have mitigated the impact of salary pressures by not replacing certain positions that became vacant.

Further, we have
realized higher than historical increases in certain premises and processing contracts reflective of inflationary pressures. We will
continue to focus on opportunities to re-negotiate or replace vendors at periodic renewals.

The table below reflects the major components of noninterest expense.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2022 2022 2021 2022 2021
Salaries $ 21,461

$
20,664

$
21,117

$
42,125

$
43,564
Associate Benefits 3,922 4,192 4,261 8,114 7,878
Total Compensation

25,383 24,856 25,378 50,239 51,442

Premises 2,734 2,759 2,714 5,493 5,473
Equipment 3,341 3,334 3,259 6,675 6,467
Total Occupancy 6,075 6,093 5,973 12,168 11,940

Legal Fees 316 349 321 665 879
Professional Fees 1,406 1,332 1,406 2,738 2,736
Processing Services 1,752 1,637 1,794 3,389 3,339
Advertising 980 773 631 1,753 1,381
Telephone 703 728 754 1,431 1,508
Insurance - Other 593 510 545 1,103 1,046
Other Real Estate Owned, net

(29) 25 (270) (4) (388)
Pension Settlement 169 209 2,000 378 2,000
Miscellaneous 3,150 2,721 3,591 5,871 6,716
Total Other

9,040 8,284 10,772 17,324 19,217
Total

Noninterest Expense

$ 40,498

$
39,233

$
42,123

$
79,731

$
82,599

Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $25.4 million for the second quarter of 2022 compared to $24.9 million for the first
quarter of 2022 and $25.4 million for the second quarter of 2021.

Compared to the first quarter of 2022, the $0.5 million increase reflected higher salary expense of $0.8 million partially offset by lower associate benefit expense of $0.3 million.

The increase in
salary expense was attributable to higher performance based compensation

(CCHL commissions), annual merit raises, and staffing
additions in new markets.

Lower associate insurance and associate appreciation event related expenses drove the decline in other
associate benefits expense.

Compared to the second quarter of 2021, higher salary expense of $0.3 million (lower

CCHL performance
compensation of $1.3 million and base salaries of $0.2 million less higher

CCSW performance compensation of $0.8 million and core
bank base salaries of $0.5 million) was offset by lower associate benefit expense of $0.3 million (associate insurance and stock based compensation).

For the first six months of 2022, compensation expense totaled $50.2 million compared to $51.4 million for the same
period of 2021 with the $1.2 million decrease attributable to lower salary expense of $1.4 million partially offset by higher associate benefit expense of $0.2 million.

The decrease in salary expense was primarily attributable to lower performance based compensation
(commissions/incentives) of $4.5 million at CCHL partially offset by higher performance based compensation at CCSW of $1.6
million and lower realized loan cost of $1.1 million (credit offset by salary expense) at the Bank and overtime of $0.3 million (related to the second round of the Paycheck Protection Program in 2021)

.

The increase in other associate benefit expense was driven by higher associate insurance expense as we released self –insurance reserves in 2021.
Occupancy
.

Occupancy expense totaled $6.1 million for the second quarter of 2022, comparable to the first quarter of 2022, and $6.0
million for the second quarter of 2021.

For the first six months of 2022, occupancy expense totaled $12.2 million compared to $11.9
million for the same period of 2021.

The increase over both prior year periods was primarily related to software additions for certain
risk management and strategic initiatives.
Other
.

Other expense totaled $9.0 million for the second quarter of 2022 compared to $8.3 million for the first quarter of 2022 and
$10.8 million for the second quarter of 2021.

Compared to the first quarter of 2022, the $0.7 million increase was driven by higher expense for advertising expense ($0.2 million), processing ($0.1 million), and travel/entertainment ($0.2 million).

In addition, other
expense reflects a $0.2 million expense for our VISA share swap agreement that is triggered when VISA funds their merchant
litigation reserve which happens infrequently.

Compared to the second quarter of 2021, the $1.7

million decrease was primarily due
to lower pension settlement expense of $1.8 million.

For the first six months of 2022, other expense totaled $17.3 million compared to
$19.2 million for the same period of 2021 with the $1.9 million decrease driven by lower pension settlement expense of $1.6 million
and legal fees of $0.2 million.

Additionally, we realized

higher other real estate expense of $0.4 million and advertising expense of
$0.4 million that were offset by lower miscellaneous expense of $0.8 million.

The variance in miscellaneous expense was primarily
attributable to lower expense for our base pension plan service cost of

$2.4 million that was partially offset by higher expense for travel/entertainment of $0.3 million, mortgage servicing right (“MSR”)

amortization of $0.1

million, other losses of $0.2 million, and
miscellaneous of $0.3 million, the reversal of $0.3 million in MSR valuation reserve in 2021, and other variable expenses totaling $0.2
million related to loan production.

Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 75.96%

for the second quarter of 2022 compared to 77.55% for the first quarter of 2022 and 80.18% for
the second quarter of 2021.

For the first six months of 2022, this ratio was 76.73% compared to 77.22% for the same period of 2021.

Income Taxes
We realized income

tax expense of $2.2 million (effective rate of 19.4%) for the second quarter of 2022 comparable to the first quarter
of 2022 and $2.1 million (effective rate of 18.9%) for

the second quarter of 2021.

For the first six months of 2022, we realized
income tax expense of $4.4 million (effective rate of 19.6%)

compared to $4.8 million (effective rate of 18.8%) for

the same period of
2021.

For the second quarter of 2022, we realized a favorable discrete tax item for $0.3 million related to state of Florida tax refunds.

Absent discrete items, we expect our annual effective tax rate to approximate

20-21% in 2022.

FINANCIAL CONDITION
Average earning

assets totaled $3.974 billion for the second quarter of 2022, an increase of $35.4 million, or

0.9%, over the first
quarter of 2022, and an increase of $182.9 million, or 4.8%, over the fourth quarter of 2021.

The increase over both prior periods was
primarily driven by higher deposit balances (see below – Deposits
).

The mix of earning assets continues to improve driven by strong loan growth and further deployment of liquidity into the investment portfolio which has increased $135 million in 2022.

Investment Securities
Average investment

s

increased $85.6 million, or 8.1% over the first quarter of 2022 and increased $153.7 million, or 15.5%, over the
fourth quarter of 2021.

Our investment portfolio represented 28.8% of our average earning assets for the second quarter of 2022
compared to 26.9% for the first quarter of 2022 and 26.1%

for the fourth quarter of 2021.

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

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

During the second quarter of 2022, we purchased securities under both the AFS and HTM
designations.

At June 30, 2022, $601.4 million, or 53.2%, of our investment portfolio was classified as AFS, and $528.3 million, or
46.8%, classified as HTM.

The average maturity of our total portfolio at June 30, 2022 was 3.51 years compared to 3.63 years at
March 31, 2022 and 3.63 years at December 31, 2021.

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
At June 30, 2022, there were 833 positions (combined AFS and HTM)

with unrealized losses totaling $72.0 million (see Note 2 –
Investment Securities in the Notes to Consolidated Financial Statements for

detail by category).

87 of these positions are U.S.
Treasury bonds and carry the full faith and

credit of the U.S. Government.

621 are U.S. government agency securities issued by U.S.
government sponsored entities.

We believe the

long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is zero.

The remaining 125 positions (Municipal securities and corporate bonds) have

a
credit component.

At June 30, 2022, all CMO, MBS, SBA, U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

At June 30,
2022, corporate debt securities had an allowance for credit losses of $22,000 and municipal securities had an allowance of $9,000.

Loans HFI
Average loans

held for investment (“HFI”) increased $121.1 million, or 6.2%, over the first quarter of 2022 and increased $136.4
million, or 7.0%, over the fourth quarter of 2021.

Period end loans increased $228.1 million, or 11.5%, over

the first quarter of 2022
and $282.2 million, or 14.6%, over the fourth quarter of 2022.

The growth in 2022 has been broad based with increases realized in all loan categories, more significantly,

residential mortgage, residential construction, and consumer (indirect auto)

with strong growth in
commercial mortgage in the second quarter.

The increase in residential mortgage reflected a higher level of loan purchases (second quarter - $132 million, first quarter - $26 million) from CCHL driven by higher demand for portfolio/adjustable rate product.

In
addition, the increase in commercial mortgage reflected a loan pool purchase

(7 loans for $15 million).
Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.

Credit Quality
Overall credit quality remains strong.

Nonperforming assets (nonaccrual loans and other real estate) totaled $3.2 million at June 30,
2022 compared to $2.8 million at March 31, 2022 and $4.3 million at December

31, 2021.

At June 30, 2022, nonperforming assets as
a percentage of total assets totaled 0.07% compared to 0.06% at March

31, 2022 and 0.10% at December 31, 2021.

Nonaccrual loans
totaled $3.1 million at June 30, 2022, a $0.4 million increase over March

31, 2022 and a $1.2 million decrease from December 31,
2021.

Further, classified loans decreased $2.7 million

from the first quarter of 2022 to $19.6 million.

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
conditions and forecasts.

At June 30, 2022, the allowance for credit losses for HFI loans totaled $21.3 million compared to $20.8 million at March 31, 2022 and
$21.6 million at December 31, 2021. Activity within the allowance is detailed in Note 3 to the consolidated financial statements.

The
$0.5 million increase in the allowance for the second quarter was driven by strong new loan origination volume that was partially
offset by the release of reserves held for pandemic related losses that have not materialized to the extent projected.

Further, net
charge-offs increased $0.4 million to $1.1

million for the second quarter and reflected one large commercial charge

-off for $0.8
million related to a work-out resolved during the quarter.

At June 30, 2022, the allowance represented 0.96% of HFI loans and provided coverage of 678% of nonperforming loans compared to

1.05% and 761%, respectively, at March

31, 2022, and 1.12% and
500%, respectively,

at December 31, 2021.

At June 30, 2022, the allowance for credit losses for unfunded commitments totaled $2.9 compared to $3.0 million at March 31, 2022
and $2.9 million at December 31, 2021. The allowance for unfunded commitments is recorded in other liabilities.

Deposits
Average total

deposits were $3.765 billion for the second quarter of 2022, an increase of $51.3 million, or 1.4%,

over the first quarter
of 2022 and $216.2 million, or 6.1%, over the fourth quarter of 2021.

Compared to the first quarter of 2022, the increase reflected higher noninterest bearing and savings balances, partially offset by a decline in seasonal public fund balances.

Compared to the fourth
quarter of 2021, strong growth occurred in our noninterest bearing deposits, NOW accounts, and savings account balances.

Over the
past few years, we have experienced strong core deposit growth, in addition to growth related to multiple government stimulus
programs in response to the Covid-19 pandemic, such as those under the CARES Act and the American Rescue Plan Act.

Given these
increases, the potential exists for our deposit levels to be volatile for the remainder of 2022 due to the uncertain timing of the outflows of the stimulus related balances, in addition to the frequency and degree to which the Federal Open Market Committee (FOMC) raises
the overnight funds rate. It is anticipated that liquidity levels will remain strong given our current level of overnight funds. The Bank
continues to strategically consider ways to safely deploy a portion of this liquidity.

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

(The -200bp rate scenario was reintroduced into the model
beginning in the second quarter of 2022 due to the higher interest rate environment)

.

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
ESTIMATED CHANGES

IN NET INTEREST INCOME
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0%
June 30, 2022 19.3% 14.5% 9.6% 4.9% -10.3% -17.6%
March 31, 2022 27.0% 20.1% 13.2% 6.4% -7.4% n/a
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5%
June 30, 2022 39.3% 30.3% 21.3% 12.6% -11.5% -22.6%
March 31, 2022 46.8% 35.3% 23.9% 12.8% -9.9% n/a
The Net Interest Income (“NII”) at Risk position indicates

that in the short-term, all rising rate environments will positively impact the
net interest margin of the Company,

while declining rate environments

will have a negative impact on the net interest margin. These metrics became less favorable in all rate scenarios compared to the prior quarter as the NII base increased due to higher rates and now has more room to fall. The percent change over both a 12-month and 24-month shock are outside of policy in a rates down 100 bps
and down 200 bps scenario due to our limited ability to lower our deposit rates relative to the decline in market rate.

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
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0%
June 30, 2022

14.4% 11.7% 8.3% 4.7% -11.7% -25.4%
March 31, 2022 20.2% 16.2% 11.5% 6.3% -14.7% n/a
EVE Ratio (policy minimum 5.0%) 19.7% 18.9% 18.0% 17.1% 13.9% 11.6%
(1) Down 300, and 400 bp rate scenarios have been excluded due to the current interest rate environment.

A down 200 bp rate
scenario was added in the second quarter of 2022.
At June 30, 2022, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments. Compared to the first quarter of 2022, EVE metrics became less favorable in a rising rate environment primarily due to the use of cash to fund loan growth and became more favorable in the rates down scenario as loan growth extended our asset duration.

EVE is currently in compliance with policy in all rate scenarios as the EVE ratio in each rate scenario exceeds 5.0%.
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

At June 30, 2022, we had the ability to generate $1.589 billion in additional liquidity through all of our available resources (this excludes $603 million in overnight funds sold).

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

and the Board of Directors.

At June 30, 2022, we believe the liquidity
available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our

investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for
borrowings or deposits, and/or sell selected securities.

The portfolio primarily consists of debt issued by the U.S. Treasury,

U.S.
governmental and federal agencies, municipal governments,

corporate bonds, and asset-backed securities.

The weighted average life
of the portfolio was approximately 3.51 years at June 30, 2022, and the available for sale portfolio had a net unrealized pre-tax loss of
$42.2 million.

We maintained

an average net overnight funds (deposits with banks plus FED funds sold less FED funds purchased) sold position of
$691.9 million in the second quarter of 2022 compared to $873.1 million in the first quarter of 2022 and $789.1 million in the fourth
quarter of 2021.

The decrease compared to both prior period was primarily due to growth in both the loan and investment portfolios.
We expect our

capital expenditures will be approximately $8.0 million over the next 12 months, which will primarily consist of
construction of new offices, office remodeling,

office equipment/furniture, and technology purchases.

Management expects that these
capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings
Average short

term borrowings totaled $31.8 million for the second quarter of 2022 compared to

$32.4 million for the first quarter of
2022 and $46.4 million for the fourth quarter of 2021. The variance compared to both prior periods was primarily attributable to lower
warehouse borrowing needs to support CCHL’s

loans held for sale.

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

At June 30, 2022, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.
Shareowners’ equity was $371.7 million at June 30, 2022 compared to $372.1 million at March 31, 2022 and $383.2 million at
December 31, 2021.

For the first six months of 2022, shareowners’ equity was positively impacted by net income attributable to
common shareowners of $17.2 million, a $2.2 million increase in the fair value of the interest rate swap related to subordinated debt, net adjustments totaling $0.8 million related to transactions under our stock compensation plans, stock compensation accretion of $0.5 million, and a $0.3 million decrease in the accumulated other comprehensive loss for our pension plan. Shareowners’ equity was
reduced by common stock dividends of $5.4 million ($0.32 per share)

and a $27.1 million increase in the unrealized loss on
investment securities.

At June 30, 2022, our common stock had a book value of $21.89 per diluted share compared to $21.94 at March 31, 2022 and $22.63 at December 31, 2021.

Book value is impacted by the net after-tax unrealized gains and losses on AFS investment securities.

At June
30, 2022, the net loss was $31.7 million compared to a net loss of $23.6 million at March 31, 2022 and $4.6

million at December 31,
2021.

Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with Accounting Standards Codification Topic

715.

At June 30, 2022, the net pension liability reflected in other comprehensive loss was $12.9 million compared to $13.0 million at March 31, 2022 and $13.2 million at December 31, 2021. This liability is re-measured annually on December 31
st

based on an actuarial calculation of our pension liability.

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

At June 30, 2022, we had $731.5 million in commitments to extend credit and

$6.2

million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included in other liabilities on the consolidated statements of financial condition and totaled $2.9 million at June 30, 2022.
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

2022 2021 2022 2021

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

52,860
$

711 5.39%
$

77,101
$

566 2.94%
$

47,959
$

1,108 4.66%
$

91,591
$

1,536 3.38%
Loans Held for Investment
(1)(2)
2,084,679 23,433 4.51 2,036,781 24,095 4.74 2,024,463 45,244 4.51 2,040,551 46,578 4.71
Taxable Securities 1,142,269 3,834 1.34 687,882 2,036 1.18 1,099,739 6,723 1.22 608,801 3,899 1.28
Tax-Exempt Securities
(2)
2,488 10 1.73 3,530 23 2.58 2,449 20 1.67 3,686 48 2.60
Funds Sold 691,925 1,408 0.82 818,616 200 0.10 782,011 1,817 0.47 816,638 414 0.10
Total Earning Assets 3,974,221 29,396 2.97% 3,623,910 26,920 2.98% 3,956,621 54,912 2.80% 3,561,267 52,475 2.97%
Cash & Due From Banks 79,730 74,076 77,007 71,541
Allowance For Credit Losses (20,984) (22,794) (21,318) (23,457)
Other Assets 288,421 281,157 281,922 279,956
TOTAL ASSETS
$

4,321,388
$

3,956,349
$

4,294,232
$

3,889,307

Liabilities:
NOW Accounts
$

1,033,190
$

120 0.05%
$

966,649
$

74 0.03%
$

1,056,419
$

206 0.04%
$

976,031
$

150 0.03%
Money Market Accounts 286,210 36 0.05 272,138 33 0.05 285,810 69 0.05 270,990 66 0.05
Savings Accounts 628,472 77 0.05 529,844 64 0.05 613,996 149 0.05 511,152 124 0.05
Other Time Deposits 95,132 33 0.14 102,995 37 0.15 96,088 66 0.14 102,544 76 0.15
Total Interest Bearing Deposits 2,043,004 266 0.05 1,871,626 208 0.04 2,052,313 490 0.05 1,860,717 416 0.05
Short-Term Borrowings 31,782 343 4.33 51,152 324 2.54 32,066 535 3.36 59,049 736 2.51
Subordinated Notes Payable 52,887 370 2.76 52,887 308 2.30 52,887 687 2.58 52,887 615 2.31
Other Long-Term Borrowings 722 8 4.54 1,762 16 3.38 777 17 4.51 2,246 37 3.26
Total Interest Bearing Liabilities 2,128,395 987 0.19% 1,977,427 856 0.17% 2,138,043 1,729 0.16% 1,974,899 1,804 0.18%
Noninterest Bearing Deposits 1,722,325 1,515,726 1,687,524 1,453,121
Other Liabilities 87,207 107,801 79,728 109,417
TOTAL LIABILITIES 3,937,927 3,600,954 3,905,295 3,537,437
Temporary Equity 10,096 26,355 10,306 24,178

TOTAL SHAREOWNERS’ EQUITY 373,365 329,040 378,631 327,692
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,321,388
$

3,956,349
$

4,294,232
$

3,889,307

Interest Rate Spread 2.78% 2.81% 2.64% 2.79%
Net Interest Income $ 28,409 $ 26,064 $ 53,183 $ 50,671
Net Interest Margin (3) 2.87% 2.89% 2.71% 2.87%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loans fees of $0.4 million

and $1.9 million for the three month periods ended June 30,

2022 and

2021, respectively, and $0.5 million and $3.1 million for the six month periods ended

June 30, 2022 and 2021, respectively.
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
Item 4.

CONTROLS AND PROCEDURES
At June 30, 2022, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and Chief
Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
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

Act of 1934).

During the quarter ended on June 30, 2022, there
have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that
have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ J. Kimbrough Davis

J. Kimbrough Davis
Executive Vice President

and Chief Financial Officer
(Mr. Davis is the Principal Financial

Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: August 4, 2022