Form 10-Q
period 2022-09-30
CAPITAL CITY BANK GROUP INC
filed 2022-10-31
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2022
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
At October 28, 2022,
16,961,812

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2022
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – September 30, 2022 and December 31, 2021 4
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2022 and 2021 5
Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2022 and 2021 6
Consolidated Statements of Changes in Shareowners’ Equity – Three and Nine Months Ended September 30, 2022 and 2021 7
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2022 and 2021 8
Notes to Consolidated Financial Statements 9

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
31

Item 3.

Quantitative and Qualitative Disclosure About Market Risk
47

Item 4.

Controls and Procedures
47

PART II –

Other Information

Item 1. Legal Proceedings 47

Item 1A. Risk Factors 47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 47

Item 3. Defaults Upon Senior Securities 47
Item 4. Mine Safety Disclosure 47
Item 5. Other Information 47

Item 6. Exhibits 48

Signatures

49

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
●
the effects of natural disasters, harsh weather conditions (including hurricanes), widespread health emergencies

(including the ongoing
COVID-19 pandemic),

military conflict, terrorism, civil unrest or other geopolitical events;
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

● risks from the ongoing COVID-19 pandemic; and
● our ability to manage the risks involved in the foregoing.
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

OF FINANCIAL CONDITION
(Unaudited)
September 30, December 31,
(Dollars in Thousands, Except Par Value) 2022

2021
ASSETS

Cash and Due From Banks $
72,686
$
65,313
Federal Funds Sold and Interest Bearing Deposits

497,679

970,041
Total Cash and Cash Equivalents

570,365

1,035,354

Investment Securities, Available

for Sale, at fair value (amortized cost of $
461,646

and $
660,732
)

416,745

654,611
Investment Securities, Held to Maturity (fair value of $
623,628

and $
339,699
)

676,178

339,601
Equity Securities
1,349

861
Total Investment

Securities

1,094,272

995,073

Loans Held For Sale, at fair value
50,304

52,532

Loans Held for Investment
2,346,185

1,931,465
Allowance for Credit Losses

(22,510)

(21,606)
Loans Held for Investment, Net

2,323,675

1,909,859

Premises and Equipment, Net

81,736

83,412
Goodwill and Other Intangibles

93,133

93,253
Other Real Estate Owned
13
17
Other Assets

119,173

94,349
Total Assets $
4,332,671
$
4,263,849

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,737,046
$
1,668,912
Interest Bearing Deposits

2,022,332

2,043,950
Total Deposits

3,759,378

3,712,862

Short-Term

Borrowings

52,271
34,557
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

562
884
Other Liabilities

84,657
67,735
Total Liabilities

3,949,755
3,868,925
Temporary Equity
9,751
11,758

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,961,812

and
16,892,060

shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively
170
169
Additional Paid-In Capital

36,234
34,423
Retained Earnings

384,964
364,788
Accumulated Other Comprehensive Loss, net of tax

(48,203)
(16,214)
Total Shareowners’ Equity

373,165
383,166
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,332,671
4,263,849
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands, Except Per Share

Data)
2022 2021 2022 2021
INTEREST INCOME
Loans, including Fees $
27,761
$
25,885
$
73,966
$
73,817
Investment Securities:
Taxable
4,360
2,332
11,083
6,231
Tax Exempt
12
18
25
56
Funds Sold

3,231
285
5,048
698
Total Interest Income
35,364
28,520
90,122
80,802
INTEREST EXPENSE
Deposits
1,052
210
1,542
626
Short-Term

Borrowings
536
317
1,071
1,053
Subordinated Notes Payable
443
307
1,130
922
Other Long-Term

Borrowings
6
14
23
51
Total Interest Expense
2,037
848
3,766
2,652
NET INTEREST INCOME
33,327
27,672
86,356
78,150
Provision for Credit Losses
2,099
-
3,641
(1,553)
Net Interest Income After Provision For Credit Losses
31,228
27,672
82,715
79,703
NONINTEREST INCOME
Deposit Fees
5,947
5,075
16,585
13,582
Bank Card Fees
3,860
3,786
11,657
11,402
Wealth Management

Fees
3,937
3,623
14,410
9,987
Mortgage Banking Revenues
7,116
12,283
25,127
42,625
Other
2,074
1,807
5,876
5,277
Total Noninterest

Income
22,934
26,574
73,655
82,873
NONINTEREST EXPENSE
Compensation
24,738
25,245
74,977
76,687
Occupancy, Net
6,153
6,032
18,321
17,972
Other
8,919
8,425
26,243
27,642
Total Noninterest

Expense
39,810
39,702
119,541
122,301
INCOME BEFORE INCOME TAXES
14,352
14,544
36,829
40,275
Income Tax Expense
3,074
2,949
7,486
7,795
NET INCOME
11,278
11,595
29,343
32,480
Loss (Income) Attributable to Noncontrolling Interests
37
(1,504)
(860)
(5,456)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
11,315
$
10,091
$
28,483
$
27,024
BASIC NET INCOME PER SHARE $
0.67
$
0.60
$
1.68
$
1.60
DILUTED NET INCOME PER SHARE $
0.67
$
0.60
$
1.68
$
1.60
Average Common

Basic Shares Outstanding
16,960
16,875
16,947
16,857
Average Common

Diluted Shares Outstanding
16,996
16,909
16,973
16,886
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2022 2021 2022 2021
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
11,315
$
10,091
$
28,483
$
27,024
Other comprehensive (loss) income, before

tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale
(2,618)
(1,935)
(38,778)
(4,361)
Unrealized losses on securities transferred from available for sale to held to maturity
(9,384)
-
(9,384)
-
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
586
-
586
-
Derivative:
Change in net unrealized gain on effective cash flow

derivative
1,407
172
4,403
1,378
Benefit Plans:
Reclassification adjustment for service cost
-
-
-
24
Actuarial gain
-
-
-
166
Defined benefit plan settlement
102
500
480
2,500
Total Benefit Plans
102
500
480
2,690
Other comprehensive (loss) income, before

tax
(9,907)
(1,263)
(42,693)
(293)
Deferred tax (benefit) expense related to other comprehensive income
(2,469)
41
(10,704)
292
Other comprehensive (loss) income, net of tax
(7,438)
(1,304)
(31,989)
(585)
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
3,877
$
8,787
$
(3,506)
$
26,439
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, July 1, 2022
16,959,280
$
170
$
35,738
$
376,532
$
(40,765)
$
371,675
Net Income Attributable to Common Shareowners
-
-
-
11,315
-
11,315
Other Comprehensive Loss, net of tax -
-
-
-
(7,438)
(7,438)
Cash Dividends ($
0.1700

per share)
-
-
-
(2,883)
-
(2,883)
Stock Based Compensation -
-
415
-
-
415
Stock Compensation Plan Transactions, net
2,532
-
81
-
-
81
Balance, September 30, 2022
16,961,812
$
170
$
36,234
$
384,964
$
(48,203)
$
373,165
Balance, July 1, 2021
16,874,279
$
169
$
33,560
$
345,574
$
(43,423)
$
335,880
Net Income Attributable to Common Shareowners
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
(16,214)
$
383,166
Net Income Attributable to Common Shareowners -
-
-
28,483
-
28,483
Other Comprehensive Loss, net of tax -
-
-
-
(31,989)
(31,989)
Cash Dividends ($
0.4900

per share)
-
-
-
(8,307)
-
(8,307)
Stock Based Compensation -
-
904
-
-
904
Stock Compensation Plan Transactions, net
69,752
1
907
-
-
908
Balance, September 30, 2022
16,961,812
$
170
$
36,234
$
384,964
$
(48,203)
$
373,165
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
(Dollars in Thousands) 2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
28,483
$
27,024
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
3,641
(1,553)

Depreciation
5,689
5,666

Amortization of Premiums, Discounts and Fees, net
7,190
11,401

Amortization of Intangible Asset
120
80

Pension Plan Settlement Charge
480
2,500

Originations of Loans Held-for-Sale
(799,482)
(1,247,119)

Proceeds From Sales of Loans Held-for-Sale
826,837
1,326,747

Mortgage Banking Revenues
(25,127)
(42,625)

Net Additions for Capitalized Mortgage Servicing Rights
(1,921)
138

Change in Valuation

Provision for Mortgage Servicing Rights
-
(250)

Stock Compensation
904
657

Net Tax Benefit From Stock-Based

Compensation
(19)
(4)

Deferred Income Taxes
(11,265)
(3,085)

Net Change in Operating Leases
(83)
(122)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(136)
(1,640)

Net Decrease (Increase) in Other Assets
3,696
70

Net Increase in Other Liabilities
12,839
8,283
Net Cash Provided By Operating Activities
51,846
86,168
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(219,865)
(235,356)

Payments, Maturities, and Calls
40,096
61,673
Securities Available for

Sale:

Purchases
(41,880)
(478,000)

Proceeds from Sale or Securities
3,365
-

Payments, Maturities, and Calls
64,301
148,968
Purchases of Loans Held for Investment
(329,481)
(92,336)
Net (Increase) Decrease in Loans Held for Investment
(90,086)
150,590
Net Cash Paid for Acquisitions
-
(4,482)
Proceeds From Sales of Other Real Estate Owned
1,683
3,892
Purchases of Premises and Equipment
(4,013)
(4,590)
Noncontrolling Interest Contributions
2,867
5,424
Net Cash Used In Investing Activities
(573,013)
(444,217)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
46,516
248,402
Net Increase (Decrease) in Short-Term

Borrowings
17,592
(28,458)
Repayment of Other Long-Term

Borrowings
(200)
(1,233)
Dividends Paid
(8,307)
(7,758)
Issuance of Common Stock Under Purchase Plans
577
667
Net Cash Provided By Financing Activities
56,178
211,620
NET DECREASE IN CASH AND CASH EQUIVALENTS
(464,989)
(146,429)
Cash and Cash Equivalents at Beginning of Period

1,035,354
928,549
Cash and Cash Equivalents at End of Period

$
570,365
782,120
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,588
2,679

Income Taxes Paid
$
6,410
12,759
Noncash Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned
$
1,543
$
1,636
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
1.6

million.
Accounting Standards Updates
Accounting Standards Update (“ASU”)

2022-02, Financial Instruments – Credit Losses (Topic

326)
.

In March 2022, the Financial
Accounting Standards Board issued ASU 2022-02, “Financial Instruments

– Credit Losses (Topic 326),

Troubled Debt Restructurings
and Vintage Disclosures".

ASU 2022-02 eliminates the accounting guidance for troubled debt restructur ings (“TDRs”) in Accounting
Standards Codification (“ASC”) 310-40, “Receivables - Troubled

Debt Restructurings by Creditors”

for entities that have adopted the
current expected credit loss model introduced by ASU 2016-13,

“Financial Instruments – Credit Losses (Topic

326),

Measurement of
Credit Losses on Financial Instruments.”

ASU 2022-02 also requires that public business entities disclose current-period gross
charge-offs by year of origination for financing

receivables and net investments in leases within the scope of Subtopic 326-20,
“Financial Instruments—Credit Losses—Measured at Amortized

Cost”.

ASU 2022-02 is effective for the Company for fiscal years
beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Upon adoption,
ASU 2022-02 is not expected to have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2 – INVESTMENT SECURITIES
Investment Portfolio Composition . The following table summarizes the amortized cost and related fair value of investment securities available-for-sale (“AFS”) and securities held-to-maturity (“HTM”)

and the corresponding amounts of gross

unrealized gains and losses.
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
September 30, 2022
U.S. Government Treasury $
21,140
$
-
$
2,082
$
-
$
19,058
U.S. Government Agency
206,631
85
13,572
-
193,144
States and Political Subdivisions
47,249
-
7,008
(13)
40,228
Mortgage-Backed Securities (1)
82,879
2
12,583
-
70,298
Corporate Debt Securities
96,421
28
9,730
(28)
86,691
Other Securities (2)
7,326
-
-
-
7,326
Total

$
461,646
$
115
$
44,975
$
(41)
$
416,745
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
654,611
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
September 30, 2022
U.S. Government Treasury $
462,302
$
-
$
27,585
$
434,717
Mortgage-Backed Securities (1)
213,876
10
24,975
188,911
Total

$
676,178
$
10
$
52,560
$
623,628
December 31, 2021
U.S. Government Treasury $
115,499
$
-
$
1,622
$
113,877
Mortgage-Backed Securities (1)
224,102
2,819
1,099
225,822
Total

$
339,601
$
2,819
$
2,721
$
339,699
(1)

Comprised of residential mortgage-backed

securities
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
2.3

million and $
5.0

million,
respectively,

at September 30, 2022 and $
2.0

million and $
5.1

million, respectively,

at December 31, 2021.
At September 30, 2022, the investment portfolio had $
1.3

million in equity securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
469.2

million and $
463.8

million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes.
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

During the third quarter of 2022, the Company transferred certain securities from the AFS to HTM classification.

Transfers are made
at fair value on the date of the transfer.

The
33

securities had an amortized cost basis and fair value of $
168.4

million and $
159.0
million, respectively at the time of transfer.

The net unamortized, unrealized loss on the transferred securities included in accumulated
other comprehensive loss in the accompanying balance sheet at September

30, 2022 totaled $
8.8

million.

This amount will be
amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the
yield on those securities.
Investment Sales.
There were no significant sales of investment securities for the three or nine months ended September 30, 2022 or
September 30, 2021.
Maturity Distribution
.

At September 30, 2022, the Company’s

investment securities had the following maturity distribution based on contractual maturity.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or
prepay obligations.

Mortgage-backed securities (“MBS”) and certain amortizing U.S. government agency securities are shown
separately because they are not due at a certain maturity date.
Available for

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
39,283

$
35,743

$
-

$
-
Due after one year through five years

151,355

138,505

462,302

434,717
Due after five year through ten years

54,076

44,031

-

-
Mortgage-Backed Securities
82,879
70,298
213,876
188,911
U.S. Government Agency

126,727

120,842

-

-
Other Securities

7,326

7,326

-

-
Total

$
461,646

$
416,745

$
676,178

$
623,628

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
September 30, 2022
Available for

Sale
U.S. Government Treasury $
-

$
-

$
19,058

$
2,082

$
19,058

$
2,082
U.S. Government Agency
69,249
3,367
110,295
10,205
179,544
13,572
States and Political Subdivisions
5,831

736

34,410

6,272

40,241

7,008
Mortgage-Backed Securities
25,953

4,076

44,278

8,507

70,231

12,583
Corporate Debt Securities
33,827

1,211

48,927

8,519

82,754

9,730
Total

134,860

9,390

256,968

35,585

391,828

44,975

Held to Maturity
U.S. Government Treasury

205,334

12,813

229,383

14,772

434,717

27,585
Mortgage-Backed Securities
108,405

10,634

79,302

14,341

187,707

24,975
Total

$
313,739

$
23,447

$
308,685

$
29,113

$
622,424

$
52,560
December 31, 2021
Available for

Sale

U.S. Government Treasury $
172,206

$
2,606

$
-

$
-

$
172,206

$
2,606
U.S. Government Agency
127,484
1,786
17,986
355
145,470
2,141
States and Political Subdivisions

42,122

811

-

-

42,122

811
Mortgage-Backed Securities
81,832
598
-
-
81,832
598
Corporate Debt Securities
69,354
1,304
-
-
69,354
1,304
Total

$
492,998

$
7,105

$
17,986

$
355

$
510,984

$
7,460

Held to Maturity
U.S. Government Treasury

113,877

1,622

-

-

113,877

1,622
Mortgage-Backed Securities
115,015
1,099
-
-
115,015
1,099
Total

$
228,892

$
2,721

$
-

$
-

$
228,892

$
2,721
At September 30, 2022, there were
897

positions (combined AFS and HTM) with unrealized losses totaling $
97.5

million.

87

of these
positions are U.S. Treasury bonds and

carry the full faith and credit of the U.S. Government.

682

are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is zero.

The remaining
128

positions (municipal securities
and corporate bonds) have a credit component.

At September 30, 2022, all collateralized mortgage obligation securities

(“CMO”),
MBS, Small Business Administration securities (“SBA”), U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

At September
30, 2022, corporate debt securities had an allowance for credit losses of $
28,000

and municipal securities had an allowance of
$
13,000
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:
(Dollars in Thousands) September 30, 2022

December 31, 2021
Commercial, Financial and Agricultural $
246,304

$
223,086
Real Estate – Construction

237,718

174,394
Real Estate – Commercial Mortgage

715,870

663,550
Real Estate – Residential (1)

594,785

360,021
Real Estate – Home Equity

202,512

187,821
Consumer (2)

348,996

322,593
Loans Held For Investment, Net of Unearned Income $
2,346,185

$
1,931,465
(1) Includes loans in process balances of $
21.7

million and $
13.6

million at September 30, 2022 and December 31, 2021,
respectively.
(2) Includes overdraft balances of $
1.0

million and $
1.1

million at September 30, 2022 and December 31, 2021, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
8.5

million at September 30, 2022 and
$
3.9

million at December 31, 2021.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
6.6

million at September 30, 2022 and $
5.3
million at December 31, 2021, and is reported separately in Other Assets.
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

Residential loan purchases from CCHL totaled $
267.0

million and
$
72.7

million for the nine months ended September 30, 2022 and September 30,

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
September 30, 2022
Beginning Balance $
1,641
$
3,138
$
5,052
$
5,645
$
1,760
$
4,045
$
21,281
Provision for Credit Losses
(136)
(22)
(120)
1,333
127
749
1,931
Charge-Offs
(2)
-
(1)
-
-
(1,759)
(1,762)
Recoveries

58
2
8
44
22
926
1,060
Net (Charge-Offs) Recoveries
56
2
7
44
22
(833)
(702)
Ending Balance $
1,561
$
3,118
$
4,939
$
7,022
$
1,909
$
3,961
$
22,510
Nine Months Ended

September 30, 2022
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
Provision for Credit Losses
267
(194)
(697)
2,707
(501)
1,940
3,522
Charge-Offs
(1,179)
-
(267)
-
(33)
(4,354)
(5,833)
Recoveries
282
10
93
186
147
2,497
3,215
Net (Charge-Offs) Recoveries
(897)
10
(174)
186
114
(1,857)
(2,618)
Ending Balance $
1,561
$
3,118
$
4,939
$
7,022
$
1,909
$
3,961
$
22,510
Three Months Ended
September 30, 2021
Beginning Balance $
1,972
$
2,759
$
7,569
$
4,353
$
2,457
$
3,065
$
22,175
Provision for Credit Losses
178
517
(1,588)
(433)
(131)
911
(546)
Charge-Offs
(37)
-
(405)
(17)
(15)
(1,314)
(1,788)
Recoveries

66
10
169
401
46
967
1,659
Net Charge-Offs
29
10
(236)
384
31
(347)
(129)
Ending Balance $
2,179
$
3,286
$
5,745
$
4,304
$
2,357
$
3,629
$
21,500
Nine Months Ended

September 30, 2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
Provision for Credit Losses
(192)
797
(1,719)
(1,768)
(900)
740
(3,042)
Charge-Offs
(138)
-
(405)
(88)
(94)
(3,040)
(3,765)
Recoveries
305
10
840
720
240
2,376
4,491
Net Charge-Offs
167
10
435
632
146
(664)
726
Ending Balance $
2,179
$
3,286
$
5,745
$
4,304
$
2,357
$
3,629
$
21,500
For the nine months ended September 30, 2022, the allowance for

HFI loans increased by $
0.9

million and reflected a provision
expense of $
3.5

million and net loan charge-offs of $
2.6

million.

The increase was driven by incremental reserves needed for loan growth, and to a lesser extent, a higher projected rate of unemployment and its potential effect on rates of default.

For the nine months
ended September 30, 2021, the allowance decreased by $
2.3

million and reflected a provision benefit of $
3.0

million and net loan
recoveries of $
0.7

million.

The decrease generally reflected improving economic conditions, primarily a lower rate of unemployment
and its potential effect on rates of default, and strong net loan recoveries totaling $
0.7

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
September 30, 2022
Commercial, Financial and Agricultural $
274
$
68
$
-
$
342
$
245,883
$
79
$
246,304
Real Estate – Construction

-
-
-
-
237,718
-
237,718
Real Estate – Commercial Mortgage

1,098
-
-
1,098
714,292
480
715,870
Real Estate – Residential (1)

114
1,237
-
1,351
592,629
805
594,785
Real Estate – Home Equity

564
18
-
582
201,134
796
202,512
Consumer

2,151
739
-
2,890
345,857
249
348,996
Total $
4,201
$
2,062
$
-
$
6,263
$
2,337,513
$
2,409
$
2,346,185
December 31, 2021
Commercial, Financial and Agricultural $
100
$
23
$
-
$
123
$
222,873
$
90
$
223,086
Real Estate – Construction

-
-
-
-
174,394
-
174,394
Real Estate – Commercial Mortgage

151
-
-
151
662,795
604
663,550
Real Estate – Residential

365
151
-
516
357,408
2,097
360,021
Real Estate – Home Equity

210
-
-
210
186,292
1,319
187,821
Consumer

1,964
636
-
2,600
319,781
212
322,593
Total

$
2,790
$
810
$
-
$
3,600
$
1,923,543
$
4,322
$
1,931,465
(1) Includes $0.1 million of Loans Held for Sale in nonaccrual status as of September 30, 2022.
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
September 30, 2022 December 31, 2021
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL ACL Still Accruing ACL ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
79
$
-
$
67
$
23
$
-
Real Estate – Construction

-

-
-
-
-
-
Real Estate – Commercial Mortgage

-

480
-
-
604
-
Real Estate – Residential

597

208
-
928
1,169
-
Real Estate – Home Equity

-

796
-
463
856
-
Consumer

-

249
-
-
212
-
Total Nonaccrual

Loans
$
597
$
1,812
$
-
$
1,458
$
2,864
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

September 30, 2022 December 31, 2021
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
67
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
-
-
455
-
Real Estate – Residential
570
-
1,645
-
Real Estate – Home Equity

596

-

649

-
Consumer

-

-

-

-
Total Collateral Dependent

Loans
$
1,166
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
.

At September 30, 2022 and December 31, 2021, the Company had $
0.7
million and $
0.9

million, respectively, in

1-4 family residential real estate loans for which formal foreclosure proceedings were in
process.
Troubled

Debt Restructurings (“TDRs”).

At September 30, 2022, the Company had $
6.3

million in TDRs, all of which were
performing in accordance with the modified terms.

At December 31, 2021, the Company had $
8.0

million in TDRs, of which $
7.6
million were performing in accordance with modified terms.

For TDRs, the Company estimated $
0.3

million of credit loss reserves at
September 30, 2022 and December 31, 2021.
The modifications made to TDRs involved either an extension of the loan term, a principal moratorium,

a reduction in the interest rate,
or a combination thereof.

For the three and nine months ended September 30, 2022, there were no

loans modified.

For the three and
nine months ended September 30, 2021, there were no loans modified

and
three

loans modified with a recorded investment of $
0.6
million, respectively.

For the nine month periods ended September 30, 2022 and September 30, 2021,

there were
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

September 30, 2022

by years of origination and internally assigned
credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

Term

Loans by Origination Year
Revolving
(Dollars in Thousands)
2022 2021 2020 2019 2018 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
71,112
$
49,357
$
22,681
$
17,018
$
13,343
$
12,893
$
57,623
$
244,027
Special Mention
-
-
-
8
-
23
1,979
2,010
Substandard

-

-

7

-

95

150

15

267
Total
$
71,112
$
49,357
$
22,688
$
17,026
$
13,438
$
13,066
$
59,617
$
246,304
Real Estate -
Construction:
Pass $
101,666
$
92,202
$
37,665
$
809
$
-
$
125
$
3,023
$
235,490
Special Mention
44
323
384
786
-
-
-
1,537
Substandard

-

-

691

-

-

-

-

691
Total
$
101,710
$
92,525
$
38,740
$
1,595
$
-
$
125
$
3,023
$
237,718
Real Estate -
Commercial Mortgage:
Pass $
172,531
$
148,101
$
122,782
$
57,497
$
61,869
$
105,875
$
19,567
$
688,222
Special Mention
219
5,014
233
1,725
733
6,779
1,578
16,281
Substandard

7,415

1,789

391

622

-

1,021

129

11,367
Total
$
180,165
$
154,904
$
123,406
$
59,844
$
62,602
$
113,675
$
21,274
$
715,870
Real Estate - Residential:
Pass $
310,007
$
100,110
$
47,970
$
30,070
$
20,570
$
67,954
$
8,748
$
585,429
Special Mention
279
-
128
16
58
545
-
1,026
Substandard

679

1,336

820

1,441

720

3,334

-

8,330
Total

$
310,965
$
101,446
$
48,918
$
31,527
$
21,348
$
71,833
$
8,748
$
594,785
Real Estate - Home
Equity:
Performing $
32
$
141
$
12
$
403
$
149
$
1,368
$
199,612
$
201,717
Nonperforming

-

-

-

15

-

-

780

795
Total

$
32
$
141
$
12
$
418
$
149
$
1,368
$
200,392
$
202,512
Consumer:
Performing $
131,573
$
124,096
$
42,504
$
24,655
$
14,966
$
5,455
$
5,498
$
348,747
Nonperforming
-
109
76
14
39
11
-
249
Total $
131,573
$
124,205
$
42,580
$
24,669
$
15,005
$
5,466
$
5,498
$
348,996

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

September 30, 2022 December 31, 2021
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
50,358
$
50,304
$
50,733
$
52,532
Residential Mortgage Loan Commitments ("IRLCs") (1)
65,967
1,373
51,883
1,258
Forward Sales Contracts (2)
19,000
609
48,000
(7)
$
52,286
$
53,783
(1) Recorded in other assets at fair value
(2)
Recorded in other assets and other liabilities at fair value at September 30, 2022 and December 31, 2021, respectively
At September 30, 2022, the Company had
no

residential mortgage loans held for sale 30-89 days past due and $
0.1

million of loans
were on nonaccrual status. At December 31, 2021, the Company had $
0.2

million of residential mortgage loans held for sale 30-89
days past due and
no

loans were on nonaccrual status.

Mortgage banking revenue was as follows:
Three Months Ended
September 30,
Nine Months Ended
September 30,
(Dollars in Thousands) 2022 2021 2022 2021
Net realized gains on sales of mortgage loans $
3,287
$
12,132
$
13,222
$
40,089
Net change in unrealized gain on mortgage loans held for sale
(958)
(165)
(1,853)
(1,663)
Net change in the fair value of mortgage loan commitments
439
(806)
116
(3,108)
Net change in the fair value of forward sales contracts
655
540
616
1,358
Pair-Offs on net settlement of forward sales contracts
637
(636)
4,846
2,199
Mortgage servicing rights additions
1,079
205
3,167
845
Net origination fees
1,977
1,013
5,013
2,905
Total mortgage banking

revenues
$
7,116
$
12,283
$
25,127
$
42,625

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) September 30, 2022 December 31, 2021
Number of residential mortgage loans serviced for others
2,818
2,106
Outstanding principal balance of residential mortgage loans serviced for others
$
801,046
$
532,967
Weighted average

interest rate
3.92%
3.59%
Remaining contractual term (in months)
343
317
Conforming conventional loans serviced by the Company are sold to Federal

National Mortgage Association (“FNMA”) on a non-
recourse basis, whereby foreclosure losses are generally the responsibility of FNMA and not the Company.

The government loans
serviced by the Company are secured through the Government National

Mortgage Association (“GNMA”), whereby the Company is
insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Veterans

Administration.

At
September 30, 2022, the servicing portfolio balance consisted of the following loan types: FNMA (
44
%), GNMA (
6
%), and private
investor (
50
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had $
0.8

million and $
2.0

million in delinquent residential mortgage loans in GNMA pools serviced by the Company at
September 30, 2022 and December 31, 2021, respectively.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statement of Financial Condition.

For the three
and nine months ended September 30, 2022, the Company repurchased

$
0.3

million and $
1.3

million in delinquent residential loans
from the GNMA pools.

For the three month period ended September 30, 2021, the Company did no
t repurchase any delinquent
residential loans currently from the GNMA pools.

For the nine month period ended September 30, 2021, the Company repurchased
$
2.2

million in delinquent residential loans in GNMA pools.

When delinquent residential loans are repurchased, the Company has the intention to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2022 2021 2022 2021
Beginning balance $
5,086
$
3,710
$
3,774
$
3,452
Additions due to loans sold with servicing retained
1,079
205
3,167
845
Deletions and amortization
(470)
(351)
(1,246)
(983)
Valuation

allowance reversal
-
-
-
250
Ending balance $
5,695
$
3,564
$
5,695
$
3,564
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three or nine months ended
September 30, 2022 and September 30, 2021.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:
September 30, 2022 December 31, 2021
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
11.00%
15.00%
Annual prepayment speeds
5.88%
10.71%
11.98%
23.79%
Cost of servicing (per loan) $
85
$
95
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

The weighted average annual prepayment speed was
8.08
% at September 30, 2022 and
15.85
% at December 31, 2021.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
September 30, 2022.

Amounts
(Dollars in Thousands) Outstanding
$
75

million master repurchase agreement without defined expiration.

Interest is at the Prime rate minus
1.00%
to plus
1.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
3,346
$
75

million warehouse line of credit agreement expiring in
November 2022
.

Interest is at the SOFR plus
2.25%
, to
3.25%
.
41,378
Total Warehouse

Borrowings
$
44,724
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2021, warehouse line borrowings totaled $
29.0
million. At September 30, 2022, the Company had residential mortgage loans held for sale and construction loans held for investment pledged as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid
assets, and maximum debt to net worth ratio, as defined in the agreements.

The Company was in compliance with all significant debt
covenants at September 30, 2022.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the Consolidated Statement of

Financial Condition.

The balance of this line of credit at
September 30, 2022 and December 31, 2021 was $
23.3

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at September 30, 2022 were designed as a cash flow hedge for subordinated debt.

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
September 30, 2022
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
6,453
7.8
December 31, 2021
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
2,050
8.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related to the cash
flow derivative instruments (interest rate swaps related to subordinated debt) for the three and nine months ended September 30, 2022 and September 30, 2021.
Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended September 30, 2022 Interest expense $
1,050

$
113

Three months ended September 30, 2021
Interest expense
128

(41)
Nine months ended September 30, 2022
Interest expense
$
3,287

$
112

Nine months ended September 30, 2021
Interest expense
1,029

(111)
The Company estimates there will be approximately $
1.1

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
6.3

million and $
2.0

million at September 30, 2022 and December 31, 2021, respectively.
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

At September 30, 2022, the operating lease ROU assets and liabilities were $
14.0

million and $
14.6

million, respectively. At
December 31, 2021, ROU assets and liabilities were $
11.5

million and $
12.2

million, respectively.

The Company does not have any
finance leases or any significant lessor agreements.
The table below summarizes our lease expense and other information related to the Company’s operating leases.
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2022 2021 2022 2021
Operating lease expense $
427
$
369
$
1,202
$
1,075
Short-term lease expense
158
181
495
490
Total

lease expense
$
585
$
550
$
1,697
$
1,565
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
439
$
410
$
1,303
$
1,197
Right-of-use assets obtained in exchange for new operating lease liabilities
2,406
269
3,598
784
Weighted average

remaining lease term — operating leases (in years)
22.0
25.0
22.0
25.0
Weighted average

discount rate — operating leases
2.2%
2.0%
2.2%
2.0%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) September 30, 2022
2022 $
625
2023
1,955
2024
1,860
2025
1,445
2026
1,367
2027 and thereafter
13,362
Total $
20,614
Less: Interest
(6,025)
Present Value

of Lease liability
$
14,589
At September 30, 2022, the Company had
five

additional operating lease obligations for banking offices (to be constructed) that have
not yet commenced.
Three

of these leases have payments totaling $
9.3

million based on initial contract terms of
15

years and
two
leases have payments totaling $
3.4

million based on the initial contract term of
10

years.

Payments for the banking offices are
expected to commence after the construction periods end, which are each expected to occur during the fourth quarter of 2022 and the first quarter of 2023.

A related party is the lessor in an operating lease with the Company.

The Company’s minimum payment

is $
0.2

million annually
through 2024, for an aggregate remaining obligation of $
0.4

million at September 30, 2022.
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

The components of the net periodic benefit cost for the Company’s qualified benefit pension plan were as follows:
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2022 2021 2022 2021
Service Cost $
1,572
$
1,743
$
4,717
$
5,229
Interest Cost
1,166
1,221
3,499
3,664
Expected Return on Plan Assets
(2,675)
(2,787)
(8,026)
(8,361)
Prior Service Cost Amortization
4
4
11
11
Net Loss Amortization
428
1,691
1,285
5,073
Pension Settlement
102
500
480
2,500
Net Periodic Benefit Cost $
597
$
2,372
$
1,966
$
8,116
Discount Rate
3.11%
2.88%
3.11%
2.88%
Long-term Rate of Return on Assets
6.75%
6.75%
6.75%
6.75%

The components of the net periodic benefit cost for the Company’s

SERP and SERP II were as follows:
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2022 2021 2022 2021
Service Cost $
8
$
9
$
24
$
27
Interest Cost
79
61
237
183
Prior Service Cost Amortization
69
69
207
157
Net Loss Amortization
180
243
540
683
Net Periodic Benefit Cost $
336
$
382
$
1,008
$
1,050
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
September 30, 2022 December 31, 2021
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
256,284
$
535,306
$
791,590
$
217,531
$
505,897
$
723,428
Standby Letters of Credit

5,460

-

5,460
5,205

-

5,205
Total $
261,744
$
535,306
$
797,050
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

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2022 2021 2022 2021
Beginning Balance $
2,853
$
2,587
$
2,897
$
1,644
Provision for Credit Losses
159
530
115
1,473
Ending Balance $
3,012
$
3,117
$
3,012
$
3,117
Other Commitments.
In the normal course of business, the Company enters into lease commitments which are classified as operating
leases. See Note 6 – Leases for additional information on the maturity of the

Company’s operating lease commitments.

Furthermore,
the Company has an outstanding commitment of up to $
1.0

million in a bank tech venture capital fund focused on finding and funding technology solutions for community banks and a commitment of up to $
7.0

million in a solar tax credit equity fund.

At September 30,
2022, the Company had contributed $
0.2

million of the bank tech commitment and $
0.3

million of the solar fund commitment.

At
December 31, 2021, the Company had contributed $
0.1

million of the bank tech commitment.

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
period. At September 30, 2022, there was $
0.2

million payable and at December 31, 2021, there was a $
0.1

million payable.

A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
September 30, 2022
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
19,058
$
-
$
-
$
19,058
U.S. Government Agency
-
193,144
-
193,144
States and Political Subdivisions
-
40,228
-
40,228
Mortgage-Backed Securities
-
70,298
-
70,298
Corporate Debt Securities
-
86,691
-
86,691
Loans Held for Sale
-
50,304
-
50,304
Interest Rate Swap Derivative
-
6,453
-
6,453
Mortgage Banking Hedge Derivative
-
609
-
609
Mortgage Banking IRLC Derivative
-
-
1,373
1,373
December 31, 2021
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
187,868
$
-
$
-
$
187,868
U.S. Government Agency
-
237,578
-
237,578
States and Political Subdivisions
-
46,980
-
46,980
Mortgage-Backed Securities
-
88,869
-
88,869
Corporate Debt Securities
-
86,222
-
86,222
Loans Held for Sale
-
52,532
-
52,532
Interest Rate Swap Derivative
-
2,050
-
2,050
Mortgage Banking IRLC Derivative
-
-
1,258
1,258
LIABILITIES:
Mortgage Banking Hedge Derivative $
-
$
7
$
-
$
7
Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
11.4
million and $
23.4

million, respectively,

for the nine months ended September 30, 2022 and $
26.2

million and $
38.6

million,
respectively, for the

nine months ended September 30, 2021.

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

Valuation

techniques are consistent with those

techniques applied in prior
periods.

Collateral-dependent loans had a carrying value of $
1.2

million with a valuation allowance of $
0.1

million at September 30,
2022 and $
2.8

million and $
0.2

million, respectively,

at December 31, 2021.

Other Real Estate Owned
.

During the first nine months of 2022, certain foreclosed assets, upon initial recognition,

were measured and
reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of September 30, 2022 and December 31, 2021, there was no

valuation
allowance for loan servicing rights.

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

for Sale.”

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

A summary of estimated fair values of significant financial instruments not recorded at fair value consisted of the following:

September 30, 2022
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
72,686
$
72,686
$
-
$
-
Short-Term Investments
497,679
497,679
-
-
Investment Securities, Held to Maturity
676,178
434,717
188,911
-
Equity Securities
(1)
1,349
-
1,349
-
Other Equity Securities (2)
2,848
-
2,848
-
Mortgage Servicing Rights
5,695
-
-
9,441
Loans, Net of Allowance for Credit Losses
2,323,675
-
-
2,207,464
LIABILITIES:
Deposits $
3,759,378
$
-
$
3,209,190
$
-
Short-Term

Borrowings
52,271
-
51,821
-
Subordinated Notes Payable
52,887
-
46,532
-
Long-Term Borrowings
562
-
564
-

December 31, 2021
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
65,313
$
65,313
$
-
$
-
Short-Term Investments
970,041
970,041
-
-
Investment Securities, Held to Maturity
339,601
113,877
225,822
-
Equity Securities
(1)
861
-
861
-
Other Equity Securities (2)
2,848
-
2,848
-
Mortgage Servicing Rights
3,774
-
-
4,718
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
(13,156)

$
(16,214)
Other comprehensive (loss) income during the period

(35,634)

3,287

358

(31,989)
Balance as of September 30, 2022 $
(40,222)

$
4,817

$
(12,798)

$
(48,203)
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

Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively,

is referred to as “CCBG,” “Company,”

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

2022 2021
(Dollars in Thousands, except per share data) Third Second First Fourth Third
Shareowners' Equity (GAAP) $ 373,165 $ 371,675 $ 372,145 $ 383,166 $ 348,868
Less: Goodwill and Other Intangibles (GAAP) 93,133 93,173 93,213 93,253 93,293
Tangible Shareowners' Equity (non-GAAP)
A
280,032 278,502 278,932 289,913 255,575
Total Assets (GAAP) 4,332,671 4,354,297 4,310,045 4,263,849 4,048,733
Less: Goodwill and Other Intangibles (GAAP) 93,133 93,173 93,213 93,253 93,293
Tangible Assets (non-GAAP)
B
$ 4,239,538 $ 4,261,124 $ 4,216,832 $ 4,170,596 $ 3,955,440
Tangible Common

Equity Ratio (non-GAAP)
A/B
6.61% 6.54% 6.61% 6.95% 6.46%
Actual Diluted Shares Outstanding (GAAP)
C
16,998,177 16,981,614 16,962,362 16,935,389 16,911,715
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
16.47 16.40 16.44 17.12 15.11

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
(Dollars in Thousands, Except 2022 2021
Per Share Data) Third Second First Fourth Third
Summary of Operations :
Interest Income $ 35,364 $ 29,320 $ 25,438 $ 25,549 $ 28,520
Interest Expense 2,037 987 742 838 848
Net Interest Income 33,327 28,333 24,696 24,711 27,672
Provision for Credit Losses 2,099 1,542 - - -
Net Interest Income After

Provision for Credit Losses
31,228 26,791 24,696 24,711 27,672
Noninterest Income 22,934 24,903 25,818 24,672 26,574
Noninterest Expense 39,810 40,498 39,233 40,207 39,702
Income

Before

Income Taxes
14,352 11,196 11,281 9,176 14,544
Income Tax Expense 3,074 2,177 2,235 2,040 2,949
Income Attributable to NCI 37 (306) (591) (764) (1,504)
Net Income Attributable to CCBG
11,315 8,713 8,455 6,372 10,091
Net Interest Income (FTE) 33,410 28,409 24,774 24,790 27,750

Per Common Share :
Net Income Basic $ 0.67 $ 0.51 $ 0.50 $ 0.38 $ 0.60
Net Income Diluted 0.67 0.51 0.50 0.38 0.60
Cash Dividends Declared 0.17 0.16 0.16 0.16 0.16
Diluted Book Value 21.95 21.89 21.94 22.63 20.63
Diluted Tangible Book Value (1) 16.47 16.40 16.44 17.12 15.11
Market Price:

High
33.93 28.55 28.88 29.00 26.10

Low
27.41 24.43 25.96 24.77 22.02

Close
31.11 27.89 26.36 26.40 24.74

Selected Average Balances :
Investment Securities $ 1,120,728 $ 1,144,757 $ 1,059,145 $ 991,080 $ 909,294
Loans Held for Investment 2,264,075 2,084,679 1,963,578 1,948,324 1,974,132
Earning Assets 4,009,951 3,974,221 3,938,824 3,791,313 3,693,123
Total Assets 4,357,678 4,321,388 4,266,775 4,127,937 4,026,613
Deposits 3,769,864 3,765,329 3,714,062 3,549,145 3,447,688
Shareowners’ Equity 379,305 373,365 383,956 350,140 341,460
Common Equivalent Average Shares:

Basic
16,960 16,949 16,931 16,880 16,875

Diluted
16,996 16,971 16,946 16,923 16,909
Performance Ratios:
Return on Average Assets

1.03% 0.81% 0.80% 0.61% 0.99%
Return on Average Equity 11.83 9.36 8.93 7.22 11.72
Net Interest Margin (FTE) 3.31 2.87 2.55 2.60 2.98
Noninterest Income as % of

Operating Revenue
40.76 46.78 51.11 49.96 48.99
Efficiency Ratio 70.66 75.96 77.55 81.29 73.09

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 22,510 $ 21,281

$
20,756 $ 21,606 $ 21,500
ACL to Loans HFI 0.96% 0.96% 1.05% 1.12% 1.11%
Nonperforming Assets (“NPAs”) 2,422 3,231 2,745 4,339 3,218
NPAs to Total

Assets
0.06 0.07 0.06 0.10 0.08
NPAs to Loans HFI plus OREO 0.10 0.15 0.14 0.22 0.17
ACL to Non-Performing Loans 934.53 677.57 760.83 499.93 710.39
Net Charge-Offs to Average

Loans HFI
0.12 0.22 0.16 0.02 0.03
Capital Ratios:
Tier 1 Capital 14.80% 15.13% 15.98% 16.14% 15.69%
Total Capital 15.75 16.07 16.98 17.15 16.70
Common Equity Tier 1 12.83 13.07 13.77 13.86 13.45
Leverage 8.91 8.77 8.78 8.95 9.05
Tangible Common Equity (1) 6.61 6.54 6.61 6.95 6.46
(1)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 32.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.

Net income attributable to common shareowners of $11.3

million, or $0.67 per diluted share, for the third
quarter of 2022 compared to net income of $8.7

million, or $0.51 per diluted share, for the second quarter of 2022, and $10.1 million,
or $0.60 per diluted share, for the third quarter of 2021.

For the first nine months of 2022, net income attributable to common shareowners totaled $28.5 million, or $1.68 per diluted share, compared to net income of $27.0 million, or $1.60 per diluted share, for
the same period of 2021.

Net Interest Income.

Tax-equivalent net

interest income for the third quarter of 2022 totaled $33.4 million, compared to $28.4 million
for the second quarter of 2022, and $27.7 million for the third quarter of 2021.

For the first nine months of 2022, tax-equivalent net
interest income totaled $86.6 million compared to $78.4 million for the same period of 2021.

Compared to the referenced prior
periods, the increase reflected strong loan growth, higher investment balances,

and higher rates across a majority of our earning assets.
Provision and Allowance for Credit

Losses.

We recorded

a provision for credit losses of $2.1 million for the third quarter of 2022 compared to $1.5 million in the second quarter of 2022 and no provision for the third quarter of 2021.

For the first nine months of
2022, the provision was an expense of $3.6 million compared to a benefit of $1.6 million for the same period of 2021.

The higher
level of provision compared to all prior periods was primarily attributable to strong loan growth.

The credit loss provision in 2021
was favorably impacted by strong loan recoveries.

At September 30, 2022, the allowance represented 0.96% of HFI loans compared to 0.96% at June 30, 2022 and 1.12% at December 31, 2021.
Noninterest Income.

Noninterest income for the third quarter of 2022 totaled $22.9 million compared to $24.9 million for the second
quarter of 2022 and $26.6

million for the third quarter of 2021.

The $2.0 million decrease from the second quarter of 2022 was attributable to lower mortgage banking revenues

of $1.9 million.

For the first nine months of 2022, noninterest income totaled $73.7 million compared to $82.9 million for the same period of 2021 and reflected lower mortgage banking revenues of $17.5 million,
partially offset by higher deposit fees of $3.0 million and wealth management fees of $4.4

million (insurance revenues of $3.5 million
and retail brokerage fees of $0.9 million).

The decrease in mortgage banking revenues in 2022 has been largely offset by interest
income from strong adjustable rate residential production being booked into our loan portfolio.

We discuss noninterest

income in
further detail below.
Noninterest Expense.

Noninterest expense for the third quarter of 2022 totaled $39.8 million compared to $40.5 million for the second
quarter of 2022 and $39.7 million for the third quarter of 2021.

The $0.7 million decrease from the second quarter of 2022 was primarily attributable to lower compensation expense from variable/performance

-based compensation at Capital City Home Loans
(“CCHL”) and CCSW.

For the first nine months of 2022, noninterest expense totaled $119.5 million compared to $122.3 million for
the same period of 2021 and reflected lower compensation

expense of $1.7 million and other expense of $1.4 million, partially offset by higher occupancy expense of $0.3 million.

We discuss noninterest

expense in further detail below.

Financial Condition
Earning Assets.

Average earning assets totaled

$4.010 billion for the third quarter of 2022, an increase of $35.7 million, or 0.9%,

over
the second quarter of 2022, and an increase of $218.6 million, or 5.8%,

over the fourth quarter of 2021.

The increase over both prior
periods was primarily driven by higher deposit balances.

The mix of earning assets continues to improve driven by strong loan growth.

Loans
.

Average loans held for investment

(“HFI”) increased $179.4 million, or 8.6%, over the second quarter of 2022 and increased
$315.8 million, or 16.2%, over the fourth quarter of 2021.

Period end loans increased $132.5 million, or 6.0%, over the second quarter of 2022 and $414.7 million, or 21.5%, over the fourth quarter of 2021.

The growth in 2022 has been broad based with
increases realized in all loan categories, more significantly,

residential mortgage, residential construction, and commercial real estate.

The slowdown in secondary market residential loan sales has allowed us to book a steady flow of CCHL’s

adjustable rate production
in our loan portfolio throughout 2022.
Credit Quality
.

Overall credit quality remains strong.

Nonperforming assets (nonaccrual loans and other real estate) totaled $2.4 million at September 30, 2022 compared to $3.2 million at June

30, 2022 and $4.3 million at December 31, 2021.

At September 30,
2022, nonperforming assets as a percent of total assets totaled 0.06% compared to 0.07% at June 30, 2022 and 0.10% at December 31,
2021.

Nonaccrual loans totaled $2.4 million at September 30, 2022, a $0.

7

million decrease from June 30, 2022 and a $1.9 million
decrease from December 31, 2021.

Deposits
.

Average total

deposits were $3.770 billion for the third quarter of 2022, an increase of $4.5 million, or

0.1%, over the
second quarter of 2022 and $220.7 million, or 6.2%, over the fourth quarter of 2021.

Growth over the second quarter of 2022 was
primarily attributable

to an increase in noninterest bearing and savings account balances.

Compared to the fourth quarter 2021, we
have had strong growth in our noninterest bearing deposits, NOW accounts,

and savings account balances.

Capital
.

At September 30, 2022, we were well-capitalized with a total risk-based capital ratio of 15.75% and a tangible common
equity ratio (a non-GAAP financial measure) of 6.61% compared to

16.07% and 6.54%, respectively at June 30, 2022 and 17.15% and
6.95%, respectively, at December

31, 2021.

At September 30, 2022, all of our regulatory capital ratios exceeded the threshold to be
well-capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.

Three Months Ended Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands, except per share data) 2022 2022 2021 2022 2021
Interest Income $ 35,364 $ 29,320 $ 28,520 $ 90,122 $ 80,802
Taxable Equivalent Adjustments 83 76 78 237 270
Total Interest Income (FTE) 35,447 29,396 28,598 90,359 81,072
Interest Expense 2,037 987 848 3,766 2,652
Net Interest Income (FTE) 33,410 28,409 27,750 86,593 78,420
Provision for Credit Losses 2,099 1,542 - 3,641 (1,553)
Taxable Equivalent Adjustments 83 76 78 237 270
Net Interest Income After Provision for Credit Losses 31,228 26,791 27,672 82,715 79,703
Noninterest Income 22,934 24,903 26,574 73,655 82,873
Noninterest Expense 39,810 40,498 39,702 119,541 122,301
Income Before Income Taxes 14,352 11,196 14,544 36,829 40,275
Income Tax Expense 3,074 2,177 2,949 7,486 7,795
Pre-Tax Income Attributable to Noncontrolling

Interest
37 (306) (1,504) (860) (5,456)
Net Income Attributable to Common Shareowners $ 11,315 $ 8,713 $ 10,091 $ 28,483 $ 27,024

Basic Net Income Per Share $ 0.67 $ 0.51 $ 0.60 $ 1.68 $ 1.60
Diluted Net Income Per Share $ 0.67 $ 0.51 $ 0.60 $ 1.68 $ 1.60
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

I on page 46.
Tax-equivalent net

interest income for the third quarter of 2022 totaled $33.4 million, compared to $28.4 million for the second
quarter of 2022, and $27.7 million for the third quarter of 2021.

For the first nine months of 2022, tax-equivalent net interest income totaled $86.6 million compared to $78.4 million for the same period of 2021.

Compared to the referenced prior periods, the increase
reflected strong loan growth and higher rates across a majority of our earning assets.
Our net interest margin for the third quarter of 2022 was 3.31%, an increase of 44 basis points over the second quarter of 2022 and 33
basis points over the third quarter of 2021, both driven by higher interest rates and an overall improved earning asset mix.

For the
month of September 2022, our net interest margin

was 3.41%.

Excluding the impact of overnight funds in excess of $200 million, our net interest margin for the third quarter of 2022 was 3.54%.

Compared to the nine month period of 2021, the net interest margin remained flat at 2.91% as the favorable impact of higher interest rates and an improved earning asset mix offset the favorable impact
in 2021 from a significant level of SBA Paycheck Protection Program fee income.

Provision for Credit Losses
We recorded

a provision for credit losses of $2.1 million for the third quarter of 2022 compared to $1.5 million in the second quarter
of 2022 and no provision for the third quarter of 2021.

For the first nine months of 2022, the provision was an expense of $3.6 million compared to a benefit of $1.6 million for the same period of 2021.

The higher level of provision compared to all prior periods was primarily attributable to strong loan growth.

The credit loss provision in 2021 was favorably impacted by strong loan recoveries.

We
discuss the allowance for credit losses further below.

For more information on charge-offs and recoveries,

see Note 3 – Loans Held for
Investment and Allowance for Credit Losses.

Noninterest Income
Noninterest income for the third quarter of 2022 totaled $22.9 million compared to $24.9 million for the second quarter of 2022 and
$26.6 million for the third quarter of 2021.

The $2.0 million decrease from the second quarter of 2022 was primarily attributable to
lower mortgage banking revenues of $1.9 million.

Compared to the third quarter of 2021, the $3.6 million decrease was attributable to lower mortgage banking revenues of $5.2 million, partially

offset by higher deposit fees of $0.9 million, other income of $0.

3

million,
and wealth management fees of $0.3 million.

For the first nine months of 2022, noninterest income totaled $73.7 million compared to
$82.9 million for the same period of 2021 and reflected lower mortgage banking revenues of $17.5 million, partially offset by higher deposit fees of $3.0 million and wealth management fees of $4.4 million (primarily insurance revenues of $3.5 million and retail brokerage fees of $0.9 million).

Lower mortgage banking revenues for 2022 reflected a reduction in refinancing activity and, to a
lesser degree,

lower purchase mortgage originations primarily driven by higher interest rates.

For 2022, CCHL contributed $0.5
million ($0.03 per diluted share) to earnings versus $3.4 million ($0.21 per diluted share) in 2021, which has largely been offset

by a
$1.2 million ($0.07 per diluted share) contribution to earnings by CCSW and improvement in both deposit fees and retail brokerage
fees, which reflects our continued commitment to revenue diversification.
Noninterest income represented 40.8% of operating revenues (net interest income plus noninterest income) in the third quarter of 2022 compared to 46.8% in the second quarter of 2022 and 49.0% in the third quarter of 2021.

For the first nine months of 2022,
noninterest income represented 46.0% of operating revenues compared to 51.5% for the same period of 2021.

The table below reflects the major components of noninterest income.

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2022 2022 2021 2022 2021
Deposit Fees $ 5,947 $ 5,447 $ 5,075 $ 16,585 $ 13,582
Bank Card Fees 3,860 4,034 3,786 11,657 11,402
Wealth Management

Fees
3,937 4,403 3,623 14,410 9,987
Mortgage Banking Revenues 7,116 9,065 12,283 25,127 42,625
Other 2,074 1,954 1,807 5,876 5,277
Total

Noninterest Income
$ 22,934 $ 24,903 $ 26,574 $ 73,655 $ 82,873
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the third quarter of 2022 totaled $5.9 million, an increase of $0.5 million, or 9.2%, over the second
quarter of 2022, and an increase of $0.9 million, or 17.2%, over the third quarter of 2021.

For the first nine months of 2022, deposit
fees totaled $16.6 million, an increase of $3.0 million, or 22.1%, over the same period of 2021.

Compared to second quarter of 2022,
the increase reflected higher overdraft fees.

The increase over both prior year periods was attributable to higher monthly service charge fees and overdraft fees.

The conversion of our remaining free checking accounts to a monthly maintenance fee account type
drove the increase in service charge fees.

The increase in overdraft fees was driven by higher utilization of our overdraft service which is closely correlated (inversely) with the consumer savings rate which has declined noticeably since it substantially increased
during 2020 and 2021 due to the high level of governmental stimulus related to the COVID-19 pandemic.

Bank Card Fees
.

Bank card fees for the third quarter of 2022 totaled $3.9 million, a $0.2 million, or 4.3%,

decrease from the second
quarter of 2022, and a $0.1 million, or 2.0% increase over the third quarter of 2021.

For the first nine months of 2022, bank card fees
totaled $11.7 million, an increase of $0.3 million, or

2.2%, over the same period of 2021.

The increase over the prior year periods was
primarily attributable to growth in checking accounts.

Wealth

Management Fees
.

Wealth management fees

include trust fees through Capital City Trust (i.e., managed accounts and
trusts/estates), retail brokerage fees through Capital City Investments (i.e.,

investment, insurance products, and retirement accounts),
and financial advisory fees through Capital City Strategic Wealth

(i.e., including the sale of life insurance, risk management and asset protection services).

Wealth management

fees for the third quarter of 2022 totaled $3.9 million, a $0.5 million,

or 10.6%, decrease
from the second quarter of 2022, which reflected lower insurance revenues of $0.5 million due to a lower level of insurance policy
sales.

Compared to the third quarter of 2021, the $0.3 million, or 8.7%,

increase was due to higher retail brokerage fees of $0.2
million.

For the first nine months of 2022, wealth management fees increased $4.4 million, or 44.3%,

primarily due to higher
insurance revenues of $3.5 million and retail brokerage fees of $0.9 million.

The higher level of insurance revenues reflected the
acquisition of Capital City Strategic Wealth

in May 2021.

At September 30, 2022, total assets under management were approximately
$2.117 billion compared to $2.201 billion

at June 30, 2022 and $2.324 billion at December 31, 2021.

Mortgage Banking Revenues.
Mortgage banking revenues totaled $7.1 million for the third quarter of

2022 compared to $9.1 million
for the second quarter of 2022 and $12.3 million for the third quarter of 2021.

For the first nine months of 2022, revenues totaled
$25.1 million compared to $42.6 million for the same period of 2021.

Lower mortgage banking revenues for 2022 reflected a
reduction in refinancing activity,

and to a lesser degree lower purchase mortgage originations, primarily driven by higher interest
rates.

In addition, gain on sale margins have been pressured due to a lower level of governmental loan originations and mandatory delivery loan sales (both of which provide a higher gain on sale percentage).

During 2022, strong best efforts origination volume has
allowed us to book a steady flow of adjustable rate residential loans in our portfolio and has contributed to loan growth and earnings.

In addition, continued stability in our construction/permanent loan program has partially offset the slowdown in secondary market
originations.
Other
.

Other income totaled $2.1 million for the third quarter of 2022 compared to $2.0 million for the second quarter of 2022 and
$1.8 million for the third quarter of 2021.

The slight increase over the third quarter of 2021 reflected higher loan servicing income
and miscellaneous loan fees.

For the first nine months of 2022, other income totaled $5.9 million compared to $5.3 million for the
same period of 2021 with the increase attributable to higher loan servicing income,

VISA debit card incentive income, and
miscellaneous loan fees.

The increase in loan servicing income reflected an increase in CCHL’s loan servicing portfolio and the
increase

in miscellaneous loan fees was attributable to higher loan volume.

Noninterest Expense

Noninterest expense for the third quarter of 2022 totaled $39.8 million compared to $40.5 million for the second quarter of 2022 and
$39.7 million for the third quarter of 2021.

The $0.7 million decrease from the second quarter of 2022 was primarily attributable to
lower compensation expense of $0.6 million which reflected lower variable/performance-based compensation expense at CCHL and
CCSW totaling $1.5 million, partially offset by higher variable/performance

-based compensation of $0.6 million and base salaries
(primarily annual merit raises) of $0.2 million at the Bank.

Compared to the third quarter of 2021, the $0.1 million increase reflected higher other expense of $0.5 million and occupancy expense of $0.1 million, partially offset by lower compensation expense of $0.5 million.

The increase in other expense was primarily attributable to higher other real estate expense of $1.0 million partially offset by
lower pension settlement expense of $0.4 million.

The decrease in compensation expense reflected lower variable/performance

-based
compensation at CCHL totaling $1.5

million, partially offset by higher variable/performance-based compensation of $0.7 million and
base salaries of $0.3

million at the Bank.

For the first nine months of 2022, noninterest expense totaled $119.5 million compared to $122.3 million for the same period of 2021 and reflected lower compensation expense of $1.7 million and other expense of $1.4 million, partially offset by higher occupancy expense of $0.3 million.

The reduction in compensation expense was primarily due to lower variable/performance

-based
compensation at CCHL totaling $7.0 million, partially offset by higher variable/performance-based compensation totaling $2.8 million, base salaries (merit and new market staffing additions)

of $2.0 million, and associate insurance expense (utilized self-
insurance reserves in 2021) of $0.6 million at the Bank.

The net $1.4 million decrease in other expense was primarily attributable to lower pension settlement expense of $2.0 million and miscellaneous expense of $1.1 million, partially offset by higher other real estate expense of $1.4 million and advertising expense of $0.4

million.

A lower level of lump sum retirement payments drove the decrease in pension settlement expense compared to three and nine month periods of 2021.

We expect additional pension

settlement expense
for the remainder of 2022 based on our current estimate of lump sum pension pay-outs to retirees.

We discuss noninterest

expense in
further detail below.
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

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2022 2022 2021 2022 2021
Salaries $ 20,375

$
21,461

$
21,060

$
62,500

$
64,625
Associate Benefits 4,363 3,922 4,185 12,477 12,062
Total Compensation

24,738 25,383 25,245 74,977 76,687

Premises 2,784 2,734 2,736 8,278 8,209
Equipment 3,369 3,341 3,296 10,043 9,763
Total Occupancy 6,153 6,075 6,032 18,321 17,972

Legal Fees 357 316 251 1,022 1,130
Professional Fees 1,258 1,406 1,459 3,996 4,195
Processing Services 1,777 1,752 1,775 5,166 5,114
Advertising 726 980 645 2,479 2,025
Telephone 730 703 731 2,162 2,239
Insurance – Other 656 593 509 1,760 1,555
Other Real Estate Owned, net

(92) (29) (1,126) (96) (1,514)
Pension Settlement 102 169 500 480 2,500
Miscellaneous 3,405 3,150 3,681 9,274 10,398
Total Other

8,919 9,040 8,425 26,243 27,642
Total

Noninterest Expense

$ 39,810

$
40,498

$
39,702

$
119,541

$
122,301

Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $24.7 million for the third quarter of 2022 compared to $25.4 million for the second
quarter of 2022 and $25.2 million for the third quarter of 2021.

The $0.7 million decrease from the second quarter of 2022 was primarily attributable to lower compensation expense of $0.6 million which reflected lower variable/performance-based compensation
expense at CCHL and CCSW totaling $1.5 million, partially offset by higher variable/performance-based compensation of $0.6
million and base salaries (primarily annual merit raises) of $0.2 million at the Bank.

Compared to the third quarter of 2021, the $0.5
million decrease in compensation expense reflected lower variable/performance

-based compensation at CCHL totaling $1.5 million,
partially offset by higher variable/performance-based compensation of $0.7 million and base salaries of $0.3 million at the Bank.

For the first nine months of 2022, compensation expense totaled $75.0 million compared to $76.7 million for the same period of 2021 with the $1.7

million decrease attributable to lower variable/performance-based compensation at CCHL of $7.0 million, partially
offset by higher variable/performance-based

compensation totaling $2.8 million, base salaries (merit and new market staffing additions) of $2.0 million, and associate insurance expense (utilized self-insurance reserves in 2021) of $0.6 million at the Bank.

Occupancy
.

Occupancy expense totaled $6.2

million for the third quarter of 2022 compared to $6.1 million for the second quarter of
2022 and $6.0 million for the third quarter of 2021.

For the first nine months of 2022, occupancy expense totaled $18.3 million compared to $18.0 million for the same period of 2021.

Compared to the nine month period of 2021, the increase was attributable to higher software expense and banking office

lease expense.

Other
.

Other expense totaled $8.9 million for the third quarter of 2022 compared to $9.0

million for the second quarter of 2022 and
$8.4 million for the third quarter of 2021.

Compared to the second quarter of 2022, the $0.1 million decrease was primarily due to
lower advertising expense of $0.3 million and professional fees of $0.1 million, partially offset by higher miscellaneous expense

of
$0.2 million (debit card losses).

Compared to the third quarter of 2021, the $0.5 million increase was primarily attributable to higher
other real estate expense of $1.0 million, partially offset by lower pension settlement expense of $0.4 million.

For the first nine months of 2022, other expense totaled $26.2 million compared to $27.6 million for the same period of 2021 with the
$1.4 million decrease primarily attributable to lower pension settlement expense of $2.0 million, miscellaneous expense of $1.1
million, and professional fees of $0.2 million, partially offset by higher expense for other real estate expense of $1.4 million, advertising of $0.4 million, and insurance–other of $0.2 million.

A lower level of lump sum retirements in 2022 drove the decrease in pension settlement expense compared to the three and nine month periods of 2021.

We expect additional

pension settlement expense
for the remainder of 2022 based on our current estimate of lump sum pension pay-outs to retirees.

Lower compliance support costs
drove the decline in professional fees.

The higher level of other real estate expense was attributable to gains from the sale of two
banking offices

in 2021.

The increase in advertising expense is related to new market expansion and return of brand advertising to
pre-pandemic levels.

Higher FDIC insurance costs related to an increase in asset size drove the increase in insurance-other.

The
decrease in miscellaneous expense was primarily attributable to lower expense for our base pension plan service cost of $3.7 million that was partially offset by higher expense for travel/entertainment of $0.5 million, mortgage servicing rights (“MSR”) of $0.5 million, other losses of $0.6 million, a $0.3

million expense for our VISA share swap agreement,

loan servicing costs of $0.2 million, credit
bureau/appraisal fees of $0.1 million, and training costs of $0.1 million.

Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 70.66%

for the third quarter of 2022 compared to 75.96% for the second quarter of 2022 and 73.09%

for
the third quarter of 2021.

For the first nine months of 2022, this ratio was 74.60% compared to 75.83%

for the same period of 2021.

Income Taxes
We realized income

tax expense of $3.1 million (effective rate of 21.4%) for the third quarter of 2022 compared to $2.2 million
(effective rate of 19.4%) for the second quarter of 2022

and $2.9 million (effective rate of 20.3%) for the third quarter of 2021.

For
the first nine months of 2022, we realized income tax expense of $7.5 million (effective rate of 20.3%) compared to $7.8 million
(effective rate of 19.4%) for the same period of 2021.

The increase in the effective tax rate in 2022 was primarily attributable to a lower level of pre-tax income from CCHL as the noncontrolling interest adjustment for CCHL is accounted for as a permanent tax adjustment.

Absent discrete items, we expect our annual effective tax rate to approximate 21% in 2022.

FINANCIAL CONDITION
Average

earning assets totaled $4.010 billion for the third quarter of 2022, an increase of $35.7 million, or 0.9%, over the second
quarter of 2022, and an increase of $218.6 million, or 5.8%, over the fourth quarter of 2021.

The increase over both prior periods was
primarily driven by higher deposit balances (see below – Deposits
).

The mix of earning assets continues to improve driven by strong loan growth.

Investment Securities
Average investment

s

decreased $24.0 million, or 2.1% from the second quarter of 2022 and increased

$129.6 million, or 13.1%, over
the fourth quarter of 2021.

Our investment portfolio represented 27.9% of our average earning assets for the third quarter of 2022
compared to 28.8% for the second quarter of 2022 and 26.1% for the fourth quarter of 2021.

For the remainder of 2022, we will
continue to monitor our overall liquidity position and, dependent on market conditions, look for opportunities to reinvest a portion of
the proceeds into additional securities that align with our overall investment strategy.

The investment portfolio is a significant component of our operations and,

as such, it functions as a key element of liquidity and
asset/liability management.

Two types of classifications are approved

for investment securities which are Availabl

e-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At September 30, 2022, $416.7 million, or 38.1%, of our investment portfolio was classified as AFS,
and $676.2 million, or 61.8%, classified as HTM.

The average maturity of our total portfolio at September 30, 2022 was 3.51 years
compared to 3.51 years at June 30, 2022 and 3.63 years at December 31, 2021.

During the quarter, to mitigate risk to AOCI due to
higher interest rates, we reclassified 33 U.S. Treasury

obligations totaling $168.4 million with unrealized losses of $9.4 million from
AFS to HTM.

At September 30, 2022, $8.8 million was remaining in unrealized losses relating to these securities.
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
At September 30, 2022, there were 897 positions (combined AFS and HTM)

with unrealized losses totaling $97.5 million (see Note 2
– Investment Securities in the Notes to Consolidated Financial Statements for

detail by category).

87 of these positions are U.S.
Treasury bonds and carry the full faith and

credit of the U.S. Government.

682 are U.S. government agency securities issued by U.S.
government sponsored entities.

We believe the

long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is zero.

The remaining 128 positions (Municipal securities and corporate bonds) have

a
credit component.

At September 30, 2022, corporate debt securities had an allowance for credit losses of

$28,000 and municipal
securities had an allowance of $13,000. At September 30, 2022, all CMO, MBS, SBA,

U.S. Agency,

and U.S. Treasury bonds held
were AAA rated.
Loans HFI
Average loans

held for investment (“HFI”) increased $179.4 million, or 8.6%, over the second quarter of

2022 and increased $315.8
million, or 16.2%, over the fourth quarter of 2021.

Period end loans increased $132.5 million, or 6.0%, over the second quarter of
2022 and $414.7 million, or 21.5%, over the fourth quarter of 2021.

The growth in 2022 has been broad based with increases realized in all loan categories, more significantly,

residential mortgage, residential construction and commercial real estate.

The slowdown in
secondary market residential loan sales has allowed us to book a steady flow of CCHL’s

adjustable rate production in our loan
portfolio throughout 2022.
Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Overall credit quality remains strong.

Nonperforming assets (nonaccrual loans and other real estate) totaled $2.

4

million at September
30, 2022 compared to $3.2 million at June 30, 2022 and $4.3 million at December

31, 2021.

At September 30, 2022, nonperforming
assets as a percent of total assets equaled 0.06% compared to 0.07% at June 30, 2022 and 0.10% at December 31, 2021.

Nonaccrual
loans totaled $2.4

million at September 30, 2022, a $0.7 million decrease from June 30, 2022 and a $1.9 million decrease from
December 31, 2021.

Further, classified loans increased $1.4

million over the second quarter of 2022 to $21.0 million.

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
conditions and forecasts.

At September 30, 2022, the allowance for credit losses for HFI loans totaled

$22.5 million compared to $21.3 million at June 30, 2022
and $21.6 million at December 31, 2021.

Activity within the allowance is provided in Note 3 to the consolidated financial statements.

The $1.2 million increase in the allowance for the third quarter was driven by incremental reserves needed for loan growth and, to a
lesser extent, a higher projected rate of unemployment and its potential effect on rates of default.

Net charge-offs decreased $0.4
million to $0.7 million for the third quarter of 2022.

At September 30, 2022, the allowance represented 0.96% of HFI loans and provided coverage of 935% of nonperforming loans compared to

0.96% and 678%, respectively, at June

30, 2022, and 1.12% and
500%, respectively,

at December 31, 2021.

At September 30, 2022, the allowance for credit losses for unfunded commitments totaled $3.0 compared to $2.9 million at June 30,
2022 and $2.9 million at December 31, 2021. The allowance for unfunded commitments is recorded in other liabilities.

Deposits
Average total

deposits were $3.770 billion for the third quarter of 2022, an increase of $4.5 million, or 0.1%, over the second quarter
of 2022 and $220.7 million, or 6.2%, over the fourth quarter of 2021.

Compared to the second quarter of 2022, the increase reflected higher noninterest bearing and savings balances.

Compared to the fourth quarter of 2021, we have had strong growth in our noninterest bearing deposits, NOW accounts, and savings account balances.

Over the past few years, we have experienced strong core
deposit growth. We

continue to closely monitor our cost of deposits and deposit mix as we manage through the current rising rate
environment.

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

We prepare

a current base case and several alternative interest rate simulations (-300, -200, -100,+100,

+200, +300, and +400 basis
points (bp)), at least once per quarter,

and report the analysis to ALCO, our Market Risk Oversight Committee (“MROC”), our
Enterprise Risk Oversight Committee (“EROC”) and the Board of Directors.

(The -300bp rate scenario was reintroduced into the
model beginning in the third quarter of 2022 due to the higher interest rate environment). We augment

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
ESTIMATED CHANGES

IN NET INTEREST INCOME
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5%
September 30, 2022 15.9% 11.9% 7.8% 4.0% -6.8% -14.9% -22.8%
June 30,2022 19.3% 14.5% 9.6% 4.9% -10.3% -17.6% n/a
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0%
September 30, 2022 36.7% 29.1% 21.5% 14.2% -4.4% -16.8% -28.7%
June 30,2022 39.3% 30.3% 21.3% 12.6% -11.5% -22.6% n/a
The Net Interest Income (“NII”) at Risk position indicates

that in the short-term, all rising rate environments will positively impact the
net interest margin of the Company,

while declining rate environments

will have a negative impact on the net interest margin.
Compared to the second quarter of 2022, these metrics became less favorable in the rising rate scenarios primarily due to loan growth,
which reduced our level of overnight funds and made us slightly less asset sensitive.

The converse is true in that metrics became more
favorable in the down rate scenarios due to loan growth which increased asset duration and therefore protection against falling rates.
The percent change over both a 12-month and 24-month shock are outside of policy in a rates down 200 bps and down 300 bps
scenario due to our limited ability to lower our deposit rates relative to the decline in market rate.

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

ESTIMATED CHANGES

IN ECONOMIC VALUE

OF EQUITY
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0%
September 30, 2022

11.9% 9.6% 6.8% 3.9% -8.0% -18.7% -31.4%
June 30, 2022 14.4% 11.7% 8.3% 4.7% -11.7% -25.4% n/a
EVE Ratio (policy minimum 5.0%) 20.3% 19.5% 18.7% 17.9% 15.3% 13.3% 11.0%
(1) The down 400 bp rate scenario has been excluded due to the curre nt interest rate environment.

A down 300 bp rate scenario was
added in the third quarter of 2022.
At September 30, 2022, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments. Compared to the second quarter of 2022, EVE metrics became less favorable in a rising rate environment primarily due
to the use of cash to fund loan growth and became more favorable in the rates down scenario as loan growth extended our asset
duration.

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

At September 30, 2022, we had the ability to generate $1.479 billion in additional liquidity through all of our available resources (this excludes $497.7 million in overnight funds sold).

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

and the Board of Directors.

At September 30, 2022, we believe the
liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We view our

investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for
borrowings or deposits, and/or sell selected securities.

The portfolio primarily consists of debt issued by the U.S. Treasury,

U.S.
governmental and federal agencies, municipal governments,

corporate bonds, and asset-backed securities.

The weighted average life
of the portfolio was approximately 3.51 years at September 30, 2022, and the available for sale portfolio had a net unrealized pre-tax loss of $45.0 million.

We maintained

an average net overnight funds (interest deposits with banks plus FED funds sold less FED funds purchased) sold
position of $570.0 million in the third quarter of 2022 compared to $691.9 million in the second quarter of 2022 and $789.1 million in
the fourth quarter of 2021.

The declining overnight funds position reflects growth in average loans.
We expect our

capital expenditures will be approximately $8.0 million over the next 12 months, which will primarily consist of
construction of new offices, office remodeling,

office equipment/furniture, and technology purchases.

Management expects that these
capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings
Average short

term borrowings totaled $46.7 million for the third quarter of 2022 compared to

$31.8 million for the second quarter of
2022 and $46.4 million for the fourth quarter of 2021. The variance compared to both prior periods was primarily attributable to an
increase in short-term repurchase agreements and CCHL’s

warehouse line.

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
Capital
Our capital ratios are presented in the Selected Quarterly Financial Data table on page 33.

At September 30, 2022, our regulatory
capital ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $373.2 million at September 30, 2022 compared to $371.7 million at June 30, 2022 and $383.2 million at
December 31, 2021.

For the first nine months of 2022, shareowners’ equity was positively impacted by net income attributable to
common shareowners of $28.5 million, a $3.3 million increase in the fair value of the interest rate swap related to subordinated debt, stock compensation accretion of $0.9 million, net adjustments totaling

$0.8 million related to transactions under our stock
compensation plans, and a $0.4 million decrease in the accumulated other comprehensive loss for our pension plan.

Shareowners’
equity was reduced by common stock dividends of $8.3 million ($0.49 per share) and a $35.6 million increase in the unrealized loss
on investment securities.

At September 30, 2022, our common stock had a book value of $21.95 per diluted share compared to $21.89 at June 30, 2022 and
$22.63 at December 31, 2021.

Book value is impacted by the net after-tax unrealized gains and losses on AFS investment securities.

At September 30, 2022, the net loss was $40.2 million compared to a net loss of $31.7 million at June 30, 2022 and $4.6 million at
December 31, 2021.

Book value is also impacted by the recording of our unfunded pension liability through other comprehensive
income in accordance with Accounting Standards Codification Topic

715.

At September 30, 2022, the net pension liability reflected
in other comprehensive loss was $12.8 million compared to $12.9 million at June 30, 2022 and $13.2 million at December 31, 2021.
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

At September 30, 2022, we had $791.6 million in commitments to extend credit and $5.5 million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included in other liabilities on the consolidated statements of financial condition and totaled $3.0 million at September 30, 2022.
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
Three Months Ended September 30, Nine Months Ended September 30,

2022 2021 2022 2021

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

55,164
$

486 4.82%
$

67,753
$

497 2.91%
$

50,387
$

1,594 4.23%
$

83,558
$

2,033 3.24%
Loans Held for Investment
(1)(2)
2,264,075 27,354 4.76 1,974,132 25,458 5.12 2,105,211 72,598 4.61 2,018,168 72,036 4.76
Taxable Securities 1,117,789 4,359 1.55 904,962 2,333 1.03 1,105,822 11,082 1.34 708,606 6,232 1.17
Tax-Exempt Securities
(2)
2,939 17 2.30 4,332 25 2.31 2,614 37 1.90 3,904 73 2.49
Funds Sold 569,984 3,231 2.25 741,944 285 0.15 710,559 5,048 0.95 791,466 698 0.12
Total Earning Assets 4,009,951 35,447 3.51% 3,693,123 28,598 3.07% 3,974,593 90,359 3.04% 3,605,702 81,072 3.01%
Cash & Due From Banks 79,527 72,773 77,856 71,956
Allowance For Credit Losses (21,509) (22,817) (21,382) (23,241)
Other Assets 289,709 283,534 284,546 281,162
TOTAL ASSETS
$

4,357,678
$

4,026,613
$

4,315,613
$

3,935,579

Liabilities:
NOW Accounts
$

1,016,475
$

868 0.34%
$

945,788
$

72 0.03%
$

1,042,958
$

1,074 0.14%
$

965,839
$

222 0.03%
Money Market Accounts 288,758 71 0.10 282,860 34 0.05 286,804 140 0.07 274,990 100 0.05
Savings Accounts 643,640 80 0.05 551,383 68 0.05 623,986 229 0.05 524,710 192 0.05
Other Time Deposits 94,073 33 0.14 102,765 36 0.14 95,408 99 0.14 102,619 112 0.15
Total Interest Bearing Deposits 2,042,946 1,052 0.20% 1,882,796 210 0.04% 2,049,156 1,542 0.10% 1,868,158 626 0.04%
Short-Term Borrowings 46,679 536 4.56 49,773 317 2.53 36,991 1,071 3.87 55,923 1,053 2.52
Subordinated Notes Payable 52,887 443 3.28 52,887 307 2.27 52,887 1,130 2.82 52,887 922 2.30
Other Long-Term Borrowings 580 6 4.74 1,652 14 3.37 710 23 4.58 2,046 51 3.29
Total Interest Bearing Liabilities 2,143,092 2,037 0.38% 1,987,108 848 0.17% 2,139,744 3,766 0.24% 1,979,014 2,652 0.18%
Noninterest Bearing Deposits 1,726,918 1,564,892 1,700,800 1,490,787
Other Liabilities 98,501 112,707 86,055 110,526
TOTAL LIABILITIES 3,968,511 3,664,707 3,926,599 3,580,327
Temporary Equity 9,862 20,446 10,156 22,920

TOTAL SHAREOWNERS’ EQUITY 379,305 341,460 378,858 332,332
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,357,678
$

4,026,613
$

4,315,613
$

3,935,579

Interest Rate Spread 3.13% 2.91% 2.80% 2.83%
Net Interest Income $ 33,410 $ 27,750 $ 86,593 $ 78,420
Net Interest Margin (3) 3.31% 2.98% 2.91% 2.91%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loans fees of $0.3 million

and $3.2 million for the three month periods ended September

30, 2022 and

2021, respectively, and $0.8 million and $6.3 million for the nine month periods ended September

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
Item 4.

CONTROLS AND PROCEDURES
At September 30, 2022, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and
Chief Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
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

Act of 1934).

During the quarter ended on September 30, 2022,
there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ J. Kimbrough Davis

J. Kimbrough Davis
Executive Vice President

and Chief Financial Officer
(Mr. Davis is the Principal Financial

Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: October 31, 2022