Form 10-K
period 2022-12-31
CAPITAL CITY BANK GROUP INC
filed 2023-03-01
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

DC

20549
___________________________________
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
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

☒
If securities are registered pursuant to Section 12(b) of the Act,

indicate by check mark whether the financial statements

of the registrant included in the filing reflect
the correction of an error to previously issued financial statements
. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of

incentive-based compensation received by any of
the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒
The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June

30, 2022, the last business day
of the registrant’s most recently completed second fiscal quarter, was approximately $
359,832,091

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
Class Outstanding at February 28, 2023
Common Stock, $0.01 par value per share
17,016,994
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2023, are incorporated by reference in Part III.

CAPITAL CITY BANK

GROUP,

INC.
ANNUAL REPORT FOR 2022 ON FORM 10-K
TABLE OF CONTENTS
PART

I

PAGE

Item 1.

Business
4
Item 1A.

Risk Factors
20
Item 1B.

Unresolved Staff Comments
31
Item 2.

Properties
31
Item 3.

Legal Proceedings
31
Item 4.

Mine Safety Disclosure

31

PART

II

Item 5.

Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of
Equity Securities
32
Item 6.

Selected Financial Data
34
Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations
36
Item 7A.

Quantitative and Qualitative Disclosure About Market Risk
58
Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
116
Item 9A.

Controls and Procedures
116
Item 9B.

Other Information
118

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
● changes in our liquidity position;
● changes in accounting principles, policies, practices or guidelines;
● the frequency and magnitude of foreclosure of our loans;
●
the effects of our lack of a diversified loan portfolio, including the risks of loan segments, geographic and industry
concentrations;
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

(including hurricanes), widespread health emergencies
(including pandemics, such as the COVID-19 pandemic), military conflict,

terrorism, civil unrest or other geopolitical
events;
●
our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each
jurisdiction where we operate;
●
the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
● increased competition and its effect on pricing;
● technological changes;
● the outcomes of litigation or regulatory proceedings;
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

“we,” “us,” or “our” mean CCBG and all subsidiaries included in our consolidated financial statements.
CCBG is one of the largest publicly traded financial holding companies headquartered in Florida and has approximately $4.5 billion in assets. We provide

a full range of banking services, including traditional deposit and credit services,

mortgage banking,
asset management, trust, merchant services, bankcards, securities brokerage services and financial advisory services, including the
sale of life insurance, risk management and asset protection services. The

Bank has 58 banking offices and 89 ATMs/ITMs

in
Florida, Georgia, and Alabama.

Through Capital City Home Loans, LLC (“CCHL”), we have 33 additional offices in the
Southeast for our mortgage banking business.

The majority of the revenue (excluding CCHL), approximately 86%, is derived from our Florida market areas while approximately 13% and 1% of the revenue is derived from our Georgia and other market
areas, respectively.

Approximately 52% of the revenue from CCHL is derived from our Georgia market areas while
approximately 39% and 9% is derived from our Florida and other market areas,

respectively.
Below is a summary of our financial condition and results of operations for the past three fiscal years, which we believe is a
sufficient period for understanding our general business development.

Our financial condition and results of operations are more
fully discussed in our Management’s

Discussion and Analysis on page 36 and our consolidated financial statements on page 63.
Dollars in millions
Year

Ended
December 31,

Assets Deposits
Shareowners’
Equity Revenue (1) Net Income
2022
$4,526.0

$3,939.3

$394.0

$226.0

$40.1

2021
$4,263.8

$3,712.9

$383.2

$213.9

$33.4

2020
$3,798.1

$3,217.6

$320.8

$217.4

$31.6

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

2022.

CCBG also maintains an insurance subsidiary,
Capital City Strategic Wealth,

LLC.

CCB has two primary subsidiaries, which are wholly owned, Capital City Trust

Company
and Capital City Investments.

CCB also maintains

a 51% membership interest in a consolidated subsidiary,

CCHL, which we
acquired on March 1, 2020.

The nature of these subsidiaries is provided below.

Operating Segment
We have one

reportable segment with two principal services: Banking Services and Wealth

Management Services.

Banking
Services are operated at CCB, and Wealth

Management Services are operated under three separate subsidiaries (Capital City
Trust Company,

Capital City Investments, and Capital City Strategic Wealth,

LLC.).

Revenues from these principal services for
the year ended 2022 totaled approximately 91.8% and 8.2% of our total revenue, respectively.

In 2022 and 2021, Banking
Services (CCB) revenue was approximately 93.2% and 94.7% of our total revenue for each respective year.

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
● Residential Real Estate Lending

– We provide products

through our strategic alliance with CCHL and its existing
network of locations to help meet the home financing needs of consumers,

including conventional permanent and
construction/ permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA/Government

National
Mortgage Association (“GNMA”) loan products.

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

The market value of trust assets under discretionary management exceeded $1.082 billion at December 31, 2022, with total assets under administration exceeding $1.097 billion.
Capital City Investments
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

LLC.
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
These loans are only approved if the underwriting is consistent with our criteria and generally the project or applicant’s primary
business is in or near our primary or secondary market areas. Approval of all loans is subject to our policies and standards
described in more detail below.
We
have adopted comprehensive lending policies, underwriting standards and loan review procedures. Management and our
Board of Directors reviews and approves these policies and procedures on a regular basis (at least annually).
Management has also implemented reporting systems designed to monitor loan originations, loan quality,

concentrations of
credit, loan delinquencies, nonperforming loans, and potential problem loans. Our management and the Credit Risk Oversight
Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In
addition, we establish total borrower exposure limits and monitor concentration risk. As part of this process, the overall
composition of the portfolio is reviewed to gauge diversification of risk,

client concentrations, industry group, loan type,
geographic area, or other relevant classifications of loans.

Specific segments of the portfolio are monitored and reported to our
Board on a quarterly basis, and we have strategic plans in place to supplement

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

As of December 31, 2022, approximately 56% of
our residential home equity loan portfolio consisted of first mortgages.

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
Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were
acquired mostly by larger financial institutions. The banking industry has also experienced significant consolidation through
mergers and acquisition, which we expect will continue

during 2023. However, we believe that the larger

financial institutions
acquiring banks in our market areas are less familiar with the markets in which we operate and typically target a different client
base. We also believe

clients who bank at community banks tend to prefer the relationship style service of community banks
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
Our primary market area consists of 20 counties in Florida, six counties in Georgia,

and one county in Alabama. In these markets,
we compete against a wide range of banking and nonbanking institutions including banks, savings and loan associations, credit
unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies,
finance companies and other types of financial institutions. Most of Florida’s major banking concerns have a presence in Leon
County, where our main

office is located.

Our Leon County deposits totaled $1.489 billion, or 38% of our consolidated deposits
at December 31, 2022.

The table below depicts our market share percentage within each county,

based on commercial bank deposits within the county.
Market Share as of June 30,
(1)
County 2022 2021 2020
Florida

Alachua
4.9% 4.6% 4.5%

Bay
0.3% 0.2% 0.0%

Bradford
34.9% 32.4% 30.6%

Citrus
4.7% 4.1% 3.6%

Clay
2.3% 2.8% 2.0%

Dixie
19.8% 18.9% 18.7%

Gadsden
82.1% 81.1% 80.8%

Gilchrist
41.2% 39.6% 38.7%

Gulf
14.8% 14.6% 12.8%

Hernando
5.0% 3.9% 3.5%

Jefferson
24.8% 24.4% 23.0%

Leon
15.4% 11.9% 13.3%

Levy
25.4% 26.4% 24.2%

Madison
14.0% 14.5% 14.0%

Putnam
26.4% 23.2% 20.7%

St. Johns
0.7% 0.7% 0.6%

Suwannee
7.0% 6.8% 7.1%

Taylor
73.8% 73.2% 72.4%

Wakulla
10.0% 10.5% 8.3%

Washington
11.2% 11.2% 11.0%
Georgia

Bibb
3.2% 3.3% 3.2%

Cobb
(2) 0.0% 0.0% 0.0%

Grady
16.3% 14.8% 14.0%

Laurens
7.8% 7.9% 8.4%

Troup
6.4% 6.1% 6.5%
Alabama

Chambers
9.3% 9.3% 9.6%
(1)
Obtained from the FDIC Summary of Deposits Report for the year indicated.
(2)
Banking office opened in the fourth quarter of 2022.
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
At January 31, 2023, we had approximately 796 associates, which included approximately 763 full-time associates and
approximately 33 part-time associates.

None of our associates are represented by a labor union or covered by a collective
bargaining agreement.

At January 31, 2023, approximately 72% of our current workforce was female while 28%

was male, and
approximately 21% are ethnic minorities. The average tenure of our associates was approximately

9 years.

For more than 10 years, Florida Trend has honored us

by listing Capital City Bank as a Best Place to Work,

and American
Bankers Magazine has recognized us as a Best Bank to Work

For. Additionally,

Georgia Trend recognized CCB in 2016 and
2017 as a Best Place to Work.

Tenure statistics support

these accolades and further demonstrate that associates enjoy working for
CCB.
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
strategies. Additionally,

we created a Chief Diversity Officer position to provide direction and leadership as we build processes,
initiatives, and special programs aimed at DE&I. Additionally during 2021,

we partnered with a third-party DE&I firm whose
mission is to embed equity and inclusion into work systems and culture, enhancing outcomes for employees and customers. Our
partnership will further develop and enhance our DE&I plan and includes development of focus group conversations, interviews
with Senior Leadership, research of existing policies and documentation and outline of gaps in existing policies. All associates
receive DE&I education, awareness and training each year.

In January 2022, we added four new directors to our CCBG Board of
Directors. Of these four directors 50% are white males, 25% are minority female and 25% are non-minority female. The CCBG
outside directors are made up of 11 non-shareowner

individuals. Of the 11 individuals, 27% are female and

18% are ethnic
minority. We

continue to focus on building an inclusive culture through a variety of diversity and inclusion initiatives, including
related to internal promotions and hiring practices. As part of these initiatives, we added the new position of Chief Culture Officer
and Head of Recruitment in 2022, and we have associate resource groups help to build an inclusive culture through company
events, participation in our recruitment efforts, and input

into our hiring strategies. In addition, in response to emerging workplace practices, we made changes to our Flex – work/life balance program to assist our associates in maintaining a work/life balance
consistent with their goals and to attract, retain, and motivate key associates.

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

choices to our associates
where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-
19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our
associates, as well as the communities in which we operate, and which comply with government regulations. We

have retained
many of these changes as a permanent part of our overall focus on associate and client safety, and we continue to

follow local and
federal guidance, including guidance prescribed by the Centers for Disease Control and Prevention (“CDC”), regarding COVID-
19 precautions and health measures.

Social Matters
Community Involvement
. We aim to give back

to the communities where we live and work and believe that this commitment helps in our efforts to attract and retain associates. Our commitment to help our community starts with our associates. Community
involvement is a hallmark for our organization, and it comes naturally to our associates. We

encourage our associates to volunteer
their hours with service organizations and philanthropic groups in the communities we serve. We

recorded 9,508, 8,697, and
8,169 community service hours in 2022, 2021, and 2020, respectively.

Furthermore, the CCBG Foundation donated $0.3

million,
$0.2 million, and $0.3 million to various non-profit organizations in the communities we serve, during 2022, 2021, and 2020,
respectively.

Our community commitment to further financial literacy in our market remains an ongoing goal and focus for our
associates and directors.

We continue

to focus on ways to better our communities in which we operate through monetary resources and volunteer hours.

Access, affordability,

and financial inclusion.

In 2022, the CCBG Foundation made grants totaling $150,000 to

Community
Reinvestment Act eligible organizations in our market

area. Working with

CCHL, we are committed to providing educational
outreach regarding home ownership and financial access for minorities. We are a long-time supporter of Habitat for Humanity,
with our associates providing volunteer hours on home builds.

During 2020 to 2022, we partnered with Habitat for Humanity,
Warrick Dunn

Charities, and Capital City Home Loans,

LLC. to build and furnish three homes.

During tax season, we provide
locations for community residents to access Volunteer

Income Tax Assistance (VITA)

services.

VITA is a nationwide

IRS
program that offers free tax preparation assistance to people who generally make $54,000 or less, persons with disabilities, the elderly, and limited English-speaking

taxpayers who need assistance in preparing their own tax returns. Since 2015, we have annually supported the United Way

of the Big Bend in analyzing financial information for the annual grant review process.

Many
of these grants are provided to low-moderate income communities in the Big Bend area.
Small Business Lending.

We are focused on

supporting small businesses throughout our communities. The global pandemic exposed the challenges of small business. Capital City Bank is proud to have participated in the Paycheck Protection Program
(PPP), originating 3,508 loans totaling more than $266

million.

During the pandemic, our company financially supported locally owned restaurants to provide meals and gift cards for our associates.
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

We do this through

company-wide recycling programs, the implementation of
LED lighting in our workplaces, and working to reduce our reliance on disposable products. As we renovate or build new
facilities, we try to leverage renewable sources for power and HVAC through the employment of solar panels. In 2022, we made
a commitment for a $7 million investment in SOLCAP 2022-1, LLC,

a fund that was formed to make solar tax equity investments
in renewable solar energy projects that will provide us with tax credits and other tax benefits. We

plan to continue to review these
investment opportunities as they arise. We

have also invested in tools and capabilities that allow our team members to work remotely as appropriate. We

work hard to ensure that our lending activities do not encourage business activities that could cause
irreparable damage to our reputation or the environment. As a result, we try to conduct business responsibly and actively work
with shareowners to best serve our various constituents. We

monitor the environmental, social, and human rights risks of our customers along with credit risks. This process involves management and

Board oversight and controls such as enhanced due
diligence and a reputation risk review which is overseen by our Enterprise

Risk Management Committee. In general, we evaluate
each credit or transaction on its individual merits, with larger deals receiving more attention and deeper analysis, including a
review of environmental matters related to certain real estate loans which is overseen by our Credit Risk Oversight Committee.
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

The BHC Act, the Dodd-Frank Wall

Street Reform and
Consumer Protection Act, the Gramm-Leach-Bliley Financial Modernization

Act, and other federal laws subject financial holding
companies to restrictions on the types of activities in which they may engage,

and to a range of supervisory requirements and
activities, including regulatory enforcement actions for violations of laws and regulations.

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

Improvement Act of 1991, or FDICIA,
prohibits insured state-chartered institutions from conducting activities as principal that are not permitted for national banks. A
bank, however, may engage in certain otherwise

prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance

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
In addition, Florida law and Federal regulation place restrictions on the declaration of dividends from state-chartered banks to
their holding companies. Under the Florida Financial Institutions Code,

the board of directors of a state-chartered bank, after it
charges off bad debts, depreciation and other

worthless assets, if any, and makes provisions

for reasonably anticipated future
losses on loans and other assets, may quarterly,

semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s

retained net profits for the preceding two years. In addition, with the approval of the Florida
Office of Financial Regulation and Federal Reserve,

the bank’s board of directors may declare a

dividend from retained net
profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding
period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the
amount of the bank’s common stock

then issued and outstanding. However,

a Florida state-chartered bank may not declare any
dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years
aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum
amount required by law, regulation,

order or any written agreement with the Florida Office of Financial

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

The FDIC has the discretion to adjust an institution’s

risk rating and may terminate its
insurance of deposits upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or
unsound condition to continue operations, or violated any applicable law,

regulation, rule, order or condition imposed by the
FDIC or written agreement entered into with the FDIC. The FDIC may also prohibit any FDIC-insured institution from engaging
in any activity it determines to pose a serious risk to the Deposit Insurance

Fund (“DIF”).
In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly
by 2 basis points beginning with the first quarterly assessment period of 2023.

The increased assessment is expected to improve
the likelihood that the DIF reserve ratio would reach the statutory minimum of

1.35% by the statutory deadline prescribed under
the FDIC’s amended restoration

plan.
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

Community Reinvestment Act
The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit
needs of the communities they serve, including low- and moderate-income neighborhoods, consistent with safe and sound
banking practices. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of

its
market area. Federal banking agencies are required to publicly disclose each bank’s rating under the Community

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

Act assessment.

In 2022, the Federal Reserve, along with the FDIC and OCC, issued a Notice of

Proposed Rulemaking (“NPR”) that invited
public comment on an approach to modernize the regulations relating to the

Community Reinvestment Act to strengthen the
achievement of the core purpose of the statute, and to adapt to changes in the banking industry, including

the expanded role of
mobile and online banking. We

continue to evaluate the impact of any changes to the regulations relating to the

Community
Reinvestment Act and their impact to our financial condition, results of operations,

and liquidity, which cannot be predicted

at
this time.

Capital Regulations
The federal banking regulators have adopted risk-based, capital adequacy guidelines for financial holding companies and their
subsidiary banks based on the Basel III standards. Under these guidelines, assets and off

-balance sheet items are assigned to
specific risk categories each with designated risk weightings. These risk-based capital guidelines were designed to make
regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to
account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world.

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
Government, which have a 0% risk-weight. In covering off

-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction

-related
contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including
commercial credit lines with an initial maturity of more than one year) have a

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

filed after January 1, 2015. We

made the opt-out election. Additionally,

the rules also permitted community
banks with less than $15 billion in total assets to continue to count certain non

-qualifying capital instruments issued prior to May
19, 2010, as Tier 1 capital, including trust preferred

securities and cumulative perpetual preferred stock (subject to a limit of 25%
of Tier 1 capital). However,

non-qualifying capital instruments issued on or after May 19, 2010, would not qualify for Tier 1
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

At December 31, 2022, CCB’s ratio of

construction, land development and other land loans to total risk-based capital was 71%,
its ratio of total commercial real estate loans to total risk-based capital was 239%

and, therefore, CCB was under the 100% and
300% thresholds, respectively,

set forth in clauses (iii) and (iv) above.

As a result, we are not deemed to have a concentration in
commercial real estate lending under applicable regulatory guidelines.
Prompt Corrective Action
The federal banking agencies are required to take “prompt corrective action” with respect to financial institutions that do not meet minimum capital requirements. The law establishes five categories for this purpose: “well-capitalized,” “adequately capitalized,”
“undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

To be considered “well-capitalized,”

an
insured depository institution must maintain minimum capital ratios and must not be subject to any order or written directive to
meet and maintain a specific capital level for any capital measure. An institution that fails to remain well-capitalized becomes
subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a
prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of
applications. The regulations apply only to banks and not to BHCs. However,

the Federal Reserve is authorized to take
appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary
banking institutions. In certain instances relating to an undercapitalized banking institution, the BHC would be required to
guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.
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

At December 31, 2022, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to
capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these
regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings
performance, or a combination of these factors, could change our capital position in a relatively short period of time, making
additional capital infusions necessary.

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
The Anti-Money Laundering Act (“AMLA”), which amends the BSA, was enacted in early 2021. The AMLA is intended to be a
comprehensive reform and modernization of U.S. bank secrecy and anti-money laundering laws. In particular,

it codifies a risk-
based approach to anti-money laundering compliance for financial institutions,

requires the U.S. Department of the Treasury to
promulgate priorities for anti-money laundering and countering the financing of terrorism policy,

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
Legislative and Regulatory Responses

to the COVID-19 Pandemic
The Coronavirus Aid, Relief, and

Economic Security Act, or CARES Act,

which came into law in 2020,

was a $2.2 trillion
economic stimulus bill that was

intended to provide relief in

response to the COVID-19 pandemic.

The CARES Act, among other
things, amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured

loan program (the
“PPP”) to fund operational costs

of eligible businesses, organizations

and self-employed persons during

COVID-19. The PPP
authorized financial institutions

to make federally guaranteed

loans to qualifying small businesses

and non-profit organizations.
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

While these programs have

generally expired, governmental
authorities may take additional

actions in the future to

limit the adverse impacts

of COVID-19 that may affect the Bank

and its
clients.

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

The Federal Reserve’s policies are primarily

influenced by
its dual mandate of price stability and full employment, and to a lesser degree by short

-term and long-term changes in the
international trade balance and in the fiscal policies of the U.S. Government. Future changes in monetary policy and the effect of
such changes on our business and earnings in the future cannot be predicted.
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
Changes in the difference between short-term

and long-term interest rates may also harm our business. We

generally use short-
term deposits to fund longer-term assets. When interest rates change,

assets and liabilities with shorter terms reprice more quickly than those with longer terms, which could have a material adverse effect on our net interest margin. During 2022, the Federal
Reserve raised the federal funds rate seven times for a cumulative increase of

4.25% and has signaled that it expects not to reduce
the federal funds rate in the near-term. Prior to 2022, the Federal

Reserve had not raised the federal funds rate since December
2018. The increase in the federal funds rate could have an adverse effect on our net interest income and profitability.

If market
interest rates continue to rise rapidly,

interest rate adjustment caps may also limit increases in the interest rates on adjustable rate
loans, which could further reduce our net interest income. Further,

increased price competition for deposits resulting from the
return to a historically normal interest rate environment could adversely affect our net interest margin.
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
A portion of our investment securities portfolio

(38.5%) at December 31, 2022 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized
gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/losses. Shareowners’ equity will continue to reflect
the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a
corresponding decline in shareowners’ equity.
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

Inflationary pressures and rising prices may

affect our results of operations and financial condition.
Inflation rose sharply at the end of 2021 and continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures
are currently expected to remain elevated throughout 2023. Small to medium

-sized businesses may be impacted more during
periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger
businesses. Consequently,

the ability of our business customers to repay their loans may deteriorate, and in some cases this
deterioration may occur quickly,

which would adversely impact our results of operations and financial condition.

Furthermore, a
prolonged period of inflation could cause wages and other costs to further increase which could adversely affect our results of
operations and financial condition. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent
inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration

in economic
conditions in the United States and our markets could result in an increas

e

in loan delinquencies and non-performing assets,
decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely
affect our business, financial condition and results of operations.
The impact of interest rates on our mortgage banking business can have a significant impact on revenues.
Changes in interest rates can impact our mortgage-related revenues and net revenues associated with our mortgage activities.

A
decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to
accelerated payoffs. Conversely,

in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a
decline in payoffs. Although we use models to assess the impact of interest rates on mortgage-related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and
other factors which may differ from actual subsequent

experience.
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
December 31, 2022 was approximately 27,987 shares. Due to the limited trading activity of our common stock, relativity small
trades may have a significant impact on the price of our common stock.
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

At December 31, 2022, we have 112 loans

totaling approximately $71 million that are indexed to LIBOR.

We believe our

current
portfolio of LIBOR based loan contracts contain the necessary fallback language,

however, the timing and manner in which each
customer’s contract

transitions to a replacement index will vary on a case-by-case basis.

We also have $33

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

Effective June 30, 2023, in accordance with the trust agreement and the Adjustable Interest Rate (LIBOR)
Act of 2021, LIBOR will be replaced with 3-month CME term SOFR (secured overnight financing rate) as the interest rate index
for these notes.

The interest rate swap contract adheres to the International Swaps and Derivatives

Association’s protocol which
requires conversion to the fallback SOFR rate at the time of LIBOR cessation.

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

At
December 31, 2022, commercial mortgage loans comprised approximately

31.0% of our total loan portfolio.
● Commercial Loans
. Repayment is generally dependent upon the successful operation of the borrower’s business. In
addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in
value based on the success of the business. At December 31, 2022, commercial loans comprised approximately 9.8% of
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

At December 31,
2022, construction loans comprised approximately 9.3% of our total loan portfolio.
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

At December 31, 2022, vacant land loans comprised
approximately 3.28% of our total loan portfolio.
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

At December 31, 2022, HELOCs comprised approximately 8.2% of our total loan portfolio.

● Consumer Loans
. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all,
with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. At
December 31, 2022, consumer loans comprised approximately 12.9%

of our total loan portfolio, with indirect auto loans
making up a majority of this portfolio at approximately 93.3% of the total balance.
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

At December 31, 2022, approximately 77% of our loans included real estate as a primary,

secondary, or
tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of
default by the borrower; however, the value

of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital
could be adversely affected.
Additionally, at December

31, 2022, a significant number of our loans secured by real estate are secured by commercial and residential properties located in Florida and Georgia. The

concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies
and foreclosures, which would more greatly affect us than

if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster,

such
as a hurricane, or a man-made disaster could result in a decline in loan originations,

a decline in the value or destruction of
mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We

may suffer
further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse
impact on our results of operations and financial condition.
Our concentration in loans secured by real estate

may increase our credit losses, which would negatively

affect our
financial results.

Due to the lack of diversified industry within some of the markets served by CCB and the relatively close proximity of our
geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically,
due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. At December
31, 2022, approximately 33% and 44% of our $2.525 billion loan portfolio was secured by commercial real estate and residential real estate, respectively.

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

At December 31, 2022, our allowance for credit losses for loans held for investment was $24.7 million, which represented
approximately 0.982% of our total loans held for investment.

We had $2.3

million in nonaccruing loans at December 31, 2022.

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

In particular, a majority of our liabilities during

2022 were checking accounts and other liquid
deposits, which are generally payable on demand or upon short notice.

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

Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are
concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our access to deposits may be
negatively impacted by,

among other factors, periods of low interest rates or high interest rates.

Periods of high interest rates
could promote increased competition for deposits, including from new financial technology competitors, or provide customers
with alternative investment options.

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
In 2022, our Board of Directors declared four quarterly cash dividends.

Declarations of any future dividends will be contingent on
our ability to earn sufficient profits and to remain well capitalized,

including our ability to hold and generate sufficient capital to comply with the Common Equity Tier 1 Capital

conservation buffer requirement. In addition, due to our contractual obligations with the holders of our trust preferred securities, if we defer the payment of accrued interest owed to the holders of our trust
preferred securities, we may not make dividend payments to our

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
Our activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. Many of
these regulations are intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the
benefit of our shareowners. In addition to the regulations of the bank regulatory agencies, as a member of the Federal Home Loan
Bank of Atlanta (“FHLB”), we must also comply with applicable regulations of the Federal Housing Finance Agency and the
Federal Home Loan Bank.

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

Revenues derived from transaction fees associated with overdraft protection programs offered to consumers represent a
significant portion of our noninterest income. In 2022, the Company collected approximately $10.6 million in net consumer
overdraft transaction fees.

In 2022, certain members of Congress and the leadership of the CFPB have expressed a heightened interest in bank consumer
overdraft protection programs. In 2022, the CFPB piloted a supervision effort to collect key metrics from some supervised
institutions regarding the consumer impact of their overdraft and non-sufficient fund practices, with the intent of using this information to identify institutions for further examination and review.

The CFPB has indicated that it intends to pursue
enforcement actions against banking organizations,

and their executives, that oversee overdraft practices that are deemed to be unlawful, and indeed took action against a large bank for charging

“surprise” overdraft fees known as authorized positive fee. In
October of 2022, the CFPB issued guidance to help banks avoid charging illegal surprise overdraft fees. In addition, the
Comptroller of the Currency has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.

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

We are subject to

credit and/or settlement risk arising from

the soundness of other financial institutions and
counterparties which may have a material adverse effect on our business, financial condition,

and results of operations.
Financial services institutions are interrelated as a result of trading,

clearing, counterparty, or other

relationships. We

have
exposure to many different industries and counterparties,

and routinely execute transactions with counterparties in the financial services industry, including

commercial banks, brokers and dealers, investment banks, other institutional clients, and certain
vendors.

Many of these transactions expose us to credit or settlement risk in the event of a default or other failure to adhere to
contractual obligations by a counterparty or client. In addition, our credit or settlement risk may be exacerbated when any
collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or
derivative exposure due to us. Increased interconnectivity amongst financial institutions also increases the risk of cyber-attacks and information system failures for financial institutions. Any such losses could have a material adverse effect on our business,
financial condition,

and results of operations.
Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on
our business and operations.
Pandemics (such as the COVID-19 pandemic), natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. These events impact
us negatively to the extent that they result in reduced capital markets activity,

lower asset price levels, or disruptions in general
economic activity in the United States or abroad, or in financial market settlement functions.

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
Our directors, executive officers, and principal

shareowners beneficially owned approximately 23.3% of the outstanding shares of
our common stock at December 31, 2022.

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
As a result, we are subject to supervisory regulation and examination by the

Federal Reserve. The Gramm-Leach-Bliley Act, the
BHC Act, and other federal laws subject financial holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws
and regulations.
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
At December 31, 2022, Capital City Bank had 58 banking offices.

Of these locations, we lease the land, buildings, or both at seven locations and own the land and buildings at the remaining 51. CCHL had

33 loan production offices, all of which were
leased.

Capital City Strategic Wealth,

LLC. maintained five offices, all of which were leased.

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

total of 1,124 shareowners
of record at January 31, 2023.
The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash
dividends declared for each quarter during the past two years.

2022 2021
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Common stock price:
High

$ 36.23 $ 33.93 $ 28.55 $ 28.88 $ 29.00 $ 26.10 $ 27.39 $ 28.98
Low

31.14 27.41 24.43 25.96 24.77 22.02 24.55 21.42
Close

32.50 31.11 27.89 26.36 26.40 24.74 25.79 26.02
Cash dividends per share

0.17 0.17 0.16 0.16 0.16 0.16 0.15 0.15
Florida law and Federal regulations impose restrictions on our ability to pay dividends and limitations on the amount of dividends
that the Bank can pay annually to us.

See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business
section on page 11 and 13, Item 1A. “Market

Risks” in the Risk Factors section on page 19, Item 7. “Liquidity and Capital
Resources – Dividends” – in Management’s

Discussion and Analysis of Financial Condition and Operating Results on page

56
and Note 17 in the Notes to Consolidated Financial Statements.
Performance Graph
This performance graph compares the cumulative total shareowner return on our common stock with the cumulative total
shareowner return of the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index

for the past five years.

The graph
assumes that $100 was invested on December 31, 2017 in our common stock and each of the above indices, and that all dividends
were reinvested.

The shareowner return shown below represents past performance and should not be considered indicative of
future performance.

Total Return Performance
Capital City Bank Group, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

Period Ending
Index 12/31/17 12/31/18 12/31/19 12/31/20 12/31/21 12/31/22
Capital City Bank Group, Inc.

$ 100.00 $ 102.49 $ 137.30 $ 113.48 $ 124.86 $ 157.09
Nasdaq Composite

100.00 97.16 132.81 192.47 235.15 158.65
SNL $1B-$5B Bank Index

100.00 83.44 104.69 95.08 132.36 116.69

Item 6. Selected Financial Data
(Dollars in Thousands, Except Per Share Data) 2022 2021 2020
Interest Income $ 131,348 $ 106,351 $ 106,197
Net Interest Income 124,460 102,861 101,326
Provision for Credit Losses 7,162 (1,553) 9,645
Noninterest Income 94,627 107,545 111,165
Noninterest Expense (1) 161,828 162,508 149,962
Pre-Tax Loss (Income) Attributable to Noncontrolling Interests (2) 135 (6,220) (11,078)
Net Income Attributable to Common Shareowners 40,147 33,396 31,576
Per Common Share:
Basic Net Income $ 2.37 $ 1.98 $ 1.88
Diluted Net Income 2.36 1.98 1.88
Cash Dividends Declared 0.66 0.62 0.57
Diluted Book Value 23.12 22.63 19.05
Diluted Tangible Book Value (3) 17.66 17.12 13.76
Performance Ratios:
Return on Average Assets 0.93% 0.84% 0.93%
Return on Average Equity 10.58 9.92 9.36
Net Interest Margin (FTE) 3.13 2.83 3.30
Noninterest Income as % of Operating Revenues 43.19 51.11 52.32
Efficiency Ratio 73.76 77.11 70.43
Asset Quality:
Allowance for Credit Losses ("ACL") $ 24,736 $ 21,606 $ 23,816
ACL to Loans Held for Investment ("HFI") 0.98% 1.12% 1.19%
Nonperforming Assets ("NPAs") 2,728 4,339 6,679
NPAs to Total

Assets
0.06 0.10 0.18
NPAs to Loans HFI plus OREO 0.11 0.22 0.33
ACL to Non-Performing Loans 1,076.89 499.93 405.66
Net Charge-Offs to Average Loans HFI 0.18 (0.03) 0.12
Capital Ratios:
Tier 1 Capital 14.53% 16.14% 16.19%
Total Capital 15.52 17.15 17.30
Common Equity Tier 1 Capital 12.64 13.86 13.71
Tangible Common Equity (3) 6.79 6.95 6.25
Leverage 9.06 8.95 9.33
Equity to Assets 8.71 8.99 8.45
Dividend Pay-Out 27.97 31.31 30.32
Averages for the Year:
Loans Held for Investment $ 2,189,440 $ 2,000,563 $ 1,957,576
Earning Assets 3,989,248 3,652,486 3,083,675
Total Assets 4,332,302 3,984,064 3,391,071
Deposits 3,763,336 3,406,886 2,844,347
Shareowners’ Equity 379,290 336,821 337,313
Year

-End Balances:
Loans Held for Investment $ 2,525,180 $ 1,931,465 $ 2,006,426
Earning Assets 4,182,399 3,949,111 3,475,904
Total Assets 4,525,958 4,263,849 3,798,071
Deposits 3,939,317 3,712,862 3,217,560
Shareowners’ Equity 394,016 383,166 320,837
Other Data:
Basic Average Shares Outstanding 16,950,810 16,862,932 16,784,711
Diluted Average Shares Outstanding 16,984,740 16,892,947 16,821,950
Shareowners of Record (4) 1,124 1,157 1,201
Banking Locations (4) 59 57 57
Full-Time Equivalent Associates (4)(5) 992 954 954
(1)

For 2022 and 2021, includes pension settlement charge of $2.3 million and

$3.1 million, respectively.
(2)

Acquired 51% membership interest in Brand Mortgage Group, LLC, re-named as Capital City Home Loans,

LLC, on March 1, 2020 - fully consolidated.
(3)

Diluted tangible book value and tangible common equity

ratio are non-GAAP financial measures. For additional information, including a reconciliation to GAAP, refer

to page 35.
(4)

As of January 31st of the following year.
(5)

Reflects 992 full-time equivalent associates that

includes 196 full-time equivalent associates at CCHL.

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
Non-GAAP Reconciliation - Selected Financial Data
(Dollars in Thousands, except per share data) 2022 2021 2020
Shareowners' Equity (GAAP) $ 394,016 $ 383,166 $ 320,837
Less: Goodwill and Other Intangibles (GAAP) 93,093 93,253 89,095
Tangible Shareowners' Equity (non-GAAP) A 300,923 289,913 231,742
Total Assets (GAAP) 4,525,958 4,263,849 3,798,071
Less: Goodwill and Other Intangibles (GAAP) 93,093 93,253 89,095
Tangible Assets (non-GAAP) B $ 4,432,865 $ 4,170,596 $ 3,708,976
Tangible Common Equity Ratio (non-GAAP) A/B 6.79% 6.95% 6.25%
Actual Diluted Shares Outstanding (GAAP) C 17,039,401 16,935,389 16,844,997
Tangible Book Value

per Diluted Share (non-GAAP)
A/C 17.66 17.12 13.76

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

We provide

a full range of banking services, including traditional deposit and credit services, mortgage banking, asset management, trust, merchant services, bankcards,

securities brokerage services and financial
advisory services, including the sale of life insurance, risk management,

and asset protection services. The Bank has 58 banking
offices and 89 ATMs/ITMs

in Florida, Georgia and Alabama.

Through Capital City Home Loans, LLC (“CCHL”), we have 33
additional offices in the Southeast for our mortgage banking business.

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

,

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

Strategic Initiatives
.

In 2021, we initiated a new five-year strategic plan “2025 In Focus” that will guide us in the areas of client
experience, channel optimization, market expansion, and culture.

As part of 2025 In Focus, we aim to take our brand of
relationship banking to the next level, further deepen relationships within our communities, expand into new higher growth
markets, diversify our revenue sources, invest in new technology that will support the expansion of client relationships, scale
within our lines of business, and drive higher profitability.

In 2022, we implemented initiatives in support of the strategic plan, including the implementation of an integrated marketing software aimed at deepening client relationships, initiation of a
comprehensive review of our banking office network, continued

expansion into new markets, and in 2020 and 2021 continued our efforts to diversify our revenues by expanding our residential mortgage banking and wealth businesses (discussed further below -
Recent Acquisition/Expansion Activity ).
Markets
.

We maintain a blend

of large and small markets in Florida and Georgia,

all in close proximity to major interstate
thoroughfares such as Interstates 10 and 75.

Our larger markets include Tallahassee

(Leon County, Florida),

Gainesville
(Alachua County, Florida),

Macon (Bibb County,

Georgia), and Suncoast (Hernando/Pasco/Citrus Counties, Florida).

The larger
employers in these markets are state and local governments, healthcare providers, educational institutions, and small businesses,
providing stability and good growth dynamics that have historically grown in excess of the national average.

We serve an
additional fifteen smaller, less competitive,

rural markets located on the outskirts of, and centered between, our larger markets
where we are positioned as a market leader.

In 12 of 18 markets in Florida and two of four Georgia markets, we frequently rank
within the top four banks in terms of deposit market share.

Furthermore, in the counties in which we operate, we maintain an
8.4% deposit market share in the Florida counties and 5.4% in the Georgia counties (excluding Northern Arc markets entered in
2022).

Our markets provide for a strong core deposit funding base, a key differentiator and driver of our profitability and
franchise value.

Recent Acquisition/Expansion Activity
.

We have continued

our expansion into the Northern Arc of Atlanta, Georgia by opening full-service offices in Marietta (Cobb County) in the fourth quarter of 2022 and Duluth (Gwinnett County) in the first quarter of
2023.

Additionally, we expanded our

presence in the Florida Panhandle by opening a full-service office in Watersound, Florida
in the fourth quarter of 2022.

To expand our presence

and commitment to our Gainesville market, we plan to open a third full-
service banking office in the area in early 2023.

During 2022, we hired leadership and banking teams in the Northern Arc and
Walton County

office markets, including commercial bankers, retail delivery support, private banking, wealth advisors, and
treasury professionals.

Further, CCHL loan originators will reside in the Northern

Arc and Walton County

offices.
On April 30, 2021, a newly formed subsidiary of CCBG, Capital City Strategic

Wealth, LLC

(“CCSW”) acquired substantially all
of the assets of Strategic Wealth

Group, LLC and certain related businesses (“SWG”) – Refer to Note 1

– Significant Accounting
Policies/Business Combination for additional information

on this transaction.
On March 1, 2020, CCB completed its acquisition of a 51% membership interest in Brand Mortgage Group, LLC (“Brand”)
which is now operated as CCHL – Refer to Note 1 – Significant Accounting Policies/Business

Combination for additional
information on this transaction.

EXECUTIVE OVERVIEW
For 2022, net income attributable to common shareowners totaled $40.1 million,

or $2.36 per diluted share, compared to net
income of $33.4 million, or $1.98 per diluted share, for 2021 and $31.6 million,

or $1.88 per diluted share, for 2020.
The increase in net income attributable to common shareowners for 202

2

was attributable to higher net interest income of $21.6
million and lower noninterest expense of $0.7 million, partially offset by an $8.7 million increase in the provision for credit losses, lower noninterest income of $12.9 million, and higher income taxes of

$0.3 million.

Net income attributable to common
shareowners included a $6.4 million decrease in the deduction to record the 49% non-controlling interest in the earnings of CCHL.

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
Below are Summary Highlights

of our 2022 financial performance:
●
Strong growth

in net interest income of 21% reflected

improved earning asset mix and strength

of deposit franchise

●
Loan growth of $594 million, or 30.7% (end of period)

and $189 million, or 9.4% (year-to-date average)
●
Average Deposits grew

$356 million, or 10.5%

●
CCHL contribution decreased $0.24 per share

due to slower secondary market loan sales, but was more than offset by
strong adjustable rate production

for our loan portfolio, and higher wealth and deposit fees
●
Noninterest expense included pension

settlement charges totaling $2.3 million or $0.11

per share
●
Tangible

book value per share increased $0.54,

or 3.2%, primarily due to strong earnings and a favorable

re-
measurement adjustment for pension plan,

partially offset by higher unrealized investment security losses
For more detailed information, refer to the following additional sections of the MD&A “Results of Operations” and “Financial
Condition”.

RESULTS

OF OPERATIONS
A condensed earnings summary for the last three fiscal years is presented in Table 1 below:
Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share

Data)
2022 2021 2020
Interest Income $ 131,348 $ 106,351 $ 106,197
Taxable Equivalent

Adjustments
325 349 430
Total Interest Income

(FTE)
131,673 106,700 106,627
Interest Expense 6,888 3,490 4,871
Net Interest Income (FTE) 124,785 103,210 101,756
Provision for Credit Losses 7,162 (1,553) 9,645
Taxable Equivalent

Adjustments
325 349 430
Net Interest Income After Provision for Credit Losses 117,298 104,414 91,681
Noninterest Income 94,627 107,545 111,165
Noninterest Expense 161,828 162,508 149,962
Income Before Income Taxes 50,097 49,451 52,884
Income Tax Expense

10,085 9,835 10,230
Pre-Tax Income

Attributable to Noncontrolling Interests
135 (6,220) (11,078)
Net Income Attributable to Common Shareowners $ 40,147 $ 33,396 $ 31,576
Basic Net Income Per Share $ 2.37 $ 1.98 $ 1.88
Diluted Net Income Per Share $ 2.36 $ 1.98 $ 1.88
Net Interest Income and Margin
Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.

We provide

an analysis of our net interest income, including
average yields and rates in Tables

2 and 3 below.

We provide this information

on a “taxable equivalent” basis to reflect the tax-
exempt status of income earned on certain loans and investments.
For 2022, our taxable equivalent net interest income increased $21.6 million, or 20.9%. This follows an increase of $1.5 million, or 1.4% in 2021.

The increase in 2022

was primarily due to strong loan growth, higher interest rates, and growth in the investment portfolio.

The increase in 2021 was primarily due to higher small business (“SBA PPP”) loan income combined with
lower interest expense, partially offset by lower investment portfolio income due to lower reinvestment rates.

For 2022, taxable equivalent interest income increased $25.0 million,

or 23.4%, over 2021.

For 2021, taxable equivalent interest
income increased $0.1 million, or 0.1%, over 2020.

The increase in 2022 was primarily due to an overall improved earning asset
mix and higher interest rates on earning assets.

The increase in 2021

was primarily due to income on SBA PPP loans,

partially
offset by lower rates on earning assets.

For 2022, interest expense increased $3.4 million, or 97.4%, over 2021.

For 2021, interest expense decreased $1.4 million, or
28.4%, from 2020.

The variances for both 2022 and 2021 were related to our negotiated rate deposits,

primarily NOW accounts
which were tied to an adjustable rate index until mid-2022.

Our cost of interest bearing deposits was 17 basis points in 2022, 4 basis points in 2021, and 10 basis points in 2020.

Our total cost of deposits (including noninterest bearing accounts

)

was 9 basis
points in 2022, 2 basis points in 2021, and 5 basis points in 2020.

To a lesser extent, higher

interest expense for our variable rate
short-term borrowings (warehouse line of credit for mortgage banking)

and subordinated notes contributed to the increase in
2022.

Our total cost of funds (interest expense/average earning assets) was 17 basis points in

2022, 10 basis points in 2021, and
16 basis points in 2020.

Our interest rate spread (defined as the taxable-equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 23 basis points in 2022 and decreased 43 basis points in 2021.

Our net interest margin (defined as
taxable-equivalent interest income less interest expense divided by average earning assets) of 3.13% in 2022 reflected a 30 basis
point increase over 2021.

The net interest margin of 2.83%

in 2021 reflected a 47 basis point decrease from 2020.

The increase
in the interest rate spread and net interest margin in 2022

reflected an improved earning asset mix, higher yields across a majority of our earning assets due to the rapid increase in interest rates, and good control of our deposit cost.

The decline in the interest
rate spread and net interest margin in 2021 reflected

lower earning asset yields due to lower rates, in addition to a higher level of lower yielding overnight funds driven by strong deposit growth.

During 2022, the Federal Open Market Committee (“FOMC”) raised interest rates 425 basis points, putting the federal funds
target rate at a range of 4.25%-4.50%, compared to

a range of 0.00%-0.25% at the end of 2021.

Our asset sensitive position,

with
strong core deposit funding and ample liquidity provide benefits in the higher rate environment.

Table 2
AVERAGE

BALANCES AND INTEREST RATES
2022 2021 2020
(Taxable Equivalent Basis - Dollars
in Thousands)
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
ASSETS
Loans Held for Sale
(1)(2)
$ 48,502 $ 2,175 4.49% $ 78,328 $ 2,555 3.24%
$

81,125 $ 2,895 3.57%
Loans Held for Investment
(1)(2)
2,189,440 104,016 4.75 2,000,563 94,332 4.76 1,957,576 92,261 4.71
Taxable Investment Securities 1,098,876 15,917 1.45 778,953 8,724 1.12 574,199 10,176 1.77
Tax-Exempt Investment Securities
(2)
2,668 54 2.03 3,772 91 2.39 5,123 124 2.42
Fed Funds Sold & Int Bearing Dep 649,762 9,511 1.46 790,870 998 0.13 465,652 1,171 0.25
Total Earning Assets 3,989,248 131,673 3.30% 3,652,486 106,700 2.92% 3,083,675 106,627 3.46%
Cash & Due From Banks 76,929 72,409 68,386
Allowance for Credit Losses (21,688) (22,960) (20,690)
Other Assets 287,813 282,129 259,700
TOTAL ASSETS $ 4,332,302 $ 3,984,064 $ 3,391,071
LIABILITIES
NOW Accounts $ 1,065,838 $ 2,799 0.26% $ 965,320 $ 294 0.03%
$

826,280 $ 930 0.11%
Money Market Accounts 283,407 203 0.07 278,606 134 0.05 235,931 223 0.09
Savings Accounts 628,313 309 0.05 537,023 263 0.05 423,529 207 0.05
Time Deposits 94,646 133 0.14 102,220 148 0.14 104,393 188 0.18
Total Interest Bearing Deposits 2,072,204 3,444 0.17% 1,883,169 839 0.04% 1,590,133 1,548 0.10%
Short-Term Borrowings 40,483 1,761 4.35 53,511 1,360 2.54 69,119 1,690 2.44
Subordinated Notes Payable 52,887 1,652 3.08 52,887 1,228 2.29 52,887 1,472 2.74
Other Long-Term Borrowings 665 31 4.62 1,887 63 3.33 5,304 161 3.03
Total Interest Bearing Liabilities 2,166,239 6,888 0.32% 1,991,454 3,490 0.18% 1,717,443 4,871 0.28%
Noninterest Bearing Deposits 1,691,132 1,523,717 1,254,214
Other Liabilities 85,684 111,567 72,400
TOTAL LIABILITIES 3,943,055 3,626,738 3,044,057
Temporary Equity 9,957 20,505 9,701
TOTAL SHAREOWNERS’
EQUITY
379,290 336,821 337,313
TOTAL LIABILITIES,
TEMPORARY EQUITY AND
SHAREOWNERS’ EQUITY
$ 4,332,302 $ 3,984,064 $ 3,391,071
Interest Rate Spread 2.98% 2.75% 3.18%
Net Interest Income $ 124,785 $ 103,210 $ 101,756
Net Interest Margin
(3)
3.13% 2.83% 3.30%
(1)

Average balances include net loan fees, discounts and premiums, and nonaccrual loans.

Interest income includes loan fees of $1.1 million for 2022,

$6.6 million for 2021, and $2.6 million for 2020.

SBA PPP loans averaged $0.1 million in 2022, $92.4 million in

2021, and $125.4 million in 2020.
(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate.
(3)

Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME

ANALYSIS
(1)
2022 vs. 2021 2021 vs. 2020
(Taxable Equivalent Basis -
Dollars in Thousands)
Increase (Decrease) Due to Change In Increase (Decrease) Due to Change In
Total Volume Rate

Total Calendar (3) Volume Rate
Earnings Assets:
Loans Held for Sale (2) $ (380) $ (987) $ 607 $ (340) $ (8) $ (100) $ (232)
Loans Held for Investment (2) 9,684 9,782 (98) 2,071 (252) 2,092 231
Taxable Investment Securities 7,193 3,583 3,610 (1,451) (28) 3,657 (5,080)
Tax-Exempt Investment Securities (2) (37) (27) (10) (34) - (33) (1)
Funds Sold 8,513 (178) 8,691 (173) (3) 821 (991)
Total $ 24,973 $ 12,173 $ 12,800 73 $ (291) $ 6,437 $ (6,073)
Interest Bearing Liabilities:
NOW Accounts $ 2,505 $ 31 $ 2,474 (636) $ (3) $ 159 $ (792)
Money Market Accounts 69 2 67 (89) (1) 44 (132)
Savings Accounts 46 45 1 56 - 56 -
Time Deposits (15) (11) (4) (40) (1) (3) (36)
Short-Term Borrowings 401 (331) 732 (330) (4) (383) 57
Subordinated Notes Payable 424 - 424 (244) (4) - (240)
Other Long-Term Borrowings (32) (41) 9 (98) - (104) 6
Total $ 3,398 $ (305) $ 3,703 (1,381) $ (13) $ (231) $ (1,137)
Changes in Net Interest Income $ 21,575 $ 12,478 $ 9,097 $ 1,454 $ (278) $ 6,668 $ (4,936)
(1)

This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for interest earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes. SBA PPP loan income totaled less than $0.1 million in 2022, $7.9 million in 2021, and $3.2 million in 2020.
(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate to adjust on tax-exempt loans and securities and securities to a taxable equivalent basis.
(3)

Reflects one extra calendar day in 2020.
Provision for Credit Losses
For 2022, we recorded a provision for credit loss expense of $7.2 million ($7.1 million expense for loans HFI and $0.1 million
expense for unfunded loan commitments) compared to a provision benefit of $1.6 million for 2021 ($2.8 million benefit for loans
HFI and $1.2 million expense for unfunded loan commitments), and provision expense of $9.6 million for 2020 ($9.0 million
expense for loans HFI and $0.6 million expense for unfunded loan commitments

).

The higher level of provision in 2022 was
primarily attributable to strong loan growth and weaker projected economic conditions, primarily a higher rate of unemployment.

The credit loss provision in 2021 was favorably impacted by strong loan recoveries.

We discuss the various

factors that have
impacted our provision expense in more detail under the heading Allowance for Credit Losses.
Noninterest Income
For 2022, noninterest income totaled $94.6 million, a $12.9 million decrease from 2021 due to lower mortgage banking revenues
of $21.8 million, partially offset by higher wealth management fees of $4.4 million, deposit fees of $3.2 million, other income of
$1.2 million, and bank card fees of $0.1 million.

Lower mortgage banking revenues at CCHL, for 2022 generally

reflected a
reduction in refinancing activity and, to a lesser degree, lower purchase mortgage originations primarily driven by higher interest
rates.

In addition, gain on sale margins were pressured due to a lower level of governmental loan originations and mandatory
delivery loan sales (both of which provide a higher gain on sale percentage).

Strong best efforts adjustable rate production by
CCHL during 2022 contributed to the Bank’s

loan growth and earnings.

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
sale margins.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 43.19% in 2022,
51.11% in 2021, and 52.32% in 2020.

In 2022 and 2021, lower mortgage banking revenues drove the decrease in the percentage.

The table below reflects the major components of noninterest income.
Table 4
NONINTEREST INCOME
(Dollars in Thousands) 2022 2021 2020
Deposit Fees $ 22,121 $ $ 18,882 $ 17,800
Bank Card Fees 15,401 15,274 13,044
Wealth Management

Fees
18,059 13,693 11,035
Mortgage Banking Revenues 30,624 52,425 63,344
Other 8,422 7,271 5,942
Total Noninterest

Income
$ 94,627 $ $ 107,545 $ 111,165
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

For 2022, deposit fees (service charge fees, insufficient

fund/overdraft fees, and business account analysis fees)
totaled $22.1 million compared to $18.9 million in 2021 and $17.8 million in 2020.

The $3.2 million, or 17.2%, increase in 2022
reflected higher monthly

service charge fees and overdraft fees.

The conversion,

in the third quarter of 2021, of our remaining
free checking accounts to a monthly maintenance fee account type drove the increase in service charge fees.

The increase in
overdraft fees was driven by higher utilization of our overdraft service which is closely correlated (inversely) with the consumer
savings rate which has declined noticeably since it substantially increased during 2020 and 2021 due to the high level of
governmental stimulus related to the COVID-19 pandemic.

The $1.1 million, or 6.1%, increase in 2021 reflected the
aforementioned conversion of the remaining free checking accounts to a monthly maintenance fee account type.

Bank Card Fees
.

Bank card fees totaled $15.4 million in 2022 compared to $15.3 million in 2021 and $13.0 million in 2020.

The
slight increase in 2022 reflected incremental revenues from growth in new checking accounts that was partially offset by
transaction volume which reflected a slowdown in consumer spending.

The favorable variance in 2021 generally reflected an
increase in card-not-present debit card transactions and increased on-line spending by our clients in part due to the pandemic and
significant government stimulus in 2020 and 2021.

Wealth

Management Fees
.

Wealth management fees

including both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $18.1 million in 2022 compared to
$13.7 million in 2021 and $11.0 million in 2020.

The increase in 2022 was primarily due to higher insurance revenues of $3.7 million and retail brokerage fees of $0.6 million.

The higher level of insurance revenues reflected the acquisition of

CCSW in
2021.

The increase in fees for 2021 reflected higher retail brokerage fees of $1.8 million and trust fees of $0.8 million.

Higher
retail brokerage transaction volume and advisory accounts added from the acquisition of CCSW drove the increase in retail
brokerage fees.

The increase in trust fees was primarily attributable to an increase in assets under management.

At December 31,
2022, total assets under management (“AUM”) were approximately

$2.273 billion compared to $2.324 billion at December 31,
2021 and $1.979 billion at December 31, 2020.

The decrease in AUM in 2022 generally reflected lower account values/returns reflective of volatile market conditions during the year partially offset by new account growth.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $30.6 million in 2022 compared to $52.4 million in 2021 and
$63.3 million in 2020.

Lower mortgage

banking revenues at CCHL for 2022 reflected a reduction in refinancing activity and, to a
lesser degree, lower purchase mortgage originations primarily driven by higher interest rates.

In addition, gain on sale margins
were pressured due to a lower level of governmental loan originations and mandatory delivery loan sales (both of which provide a
higher gain on sale percentage).

Throughout 2022, strong best efforts origination volume allowed us to book a steady flow of
adjustable rate residential loans in our portfolio which contributed to loan growth and earnings.

In addition, continued stability in
our construction/permanent loan program partially offset the slowdown in secondary market originations.

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
Mortgage Banking Activities in the Notes to Consolidated Financial Statements.

Production volume totaled $1.02 billion in 2022,
$1.52 billion in 2021, and $1.56 billion in 2020.

Refinancing activity represented 13% of loan production in 2022, 30% in 2021, and 40% in 2020.

For 2022, CCHL realized a $0.2 million net loss ($0.01 per diluted share) versus

$3.9 million net income
($0.23 per diluted share) in 2021, and $8.7 million net income ($0.52 per diluted share) in 2020.

Other
.

Other noninterest income totaled $8.4 million in 2022 compared to $7.3 million in 2021 and $5.9 million in 2020.

The
$1.1

million increase in 2022

was primarily attributable to higher loan servicing fees at CCHL of $0.5 and a $0.4 million increase
in miscellaneous income, primarily from a $0.2 million gain on the termination of a lease.

The $1.4 million increase in 2021 was
primarily attributable to higher loan servicing fees of $1.0 million at CCHL.

The higher level of loan servicing fees at CCHL for
both 2021 and 2022 reflected a higher volume of servicing retained loan sales.
Noninterest Expense
For 2022, noninterest expense totaled $161.8 million, a $0.7 million decrease from 2021 due to a decrease in compensation
expense of $0.9 million and other expense of $0.4 million, partially offset by an increase in occupancy expense of $0.6 million.

The reduction in compensation expense was primarily due to a decrease in salary expense of $1.6 million that was partially offset
by an increase in associate benefit expense of $0.7 million.

The variance in salary expense reflected lower variable/performance-
based compensation of $7.7 million and base salaries of $1.3 million at CCHL, partially offset by an increase in salary expense at
the Bank, including variable/performance-based compensation totaling

$2.5 million, base salaries (merit and new market staffing
additions) of $3.1 million, and lower realized loan cost of $1.4 million

(credit offset to salary expense).

The increase in associate
benefit expense was due to an increase in insurance expense (utilized self-insurance reserves in 2021) of $0.6 million and stock
compensation expense of $0.7 million at the Bank.

The net decrease in other expense was primarily due to lower pension plan related costs, including a decrease of $4.9 million for the non-service cost component of our pension plan (reflected in pension –
other) attributable to the utilization of a lower discount rate for plan liabilities and a decrease of $0.8 million for pension plan
settlement expense.

These favorable variances were partially offset by an increase in the expense for other real estate expense of
$1.2 million, travel/entertainment and advertising costs of $1.3 million

(return to pre-pandemic levels and market expansion),
other losses of $0.9 million (primarily debit card and check fraud), mortgage servicing right amortization of $0.6 million, VISA
share swap conversion ratio payments of $0.4 million, FDIC insurance fees of $0.3 million, and other miscellaneous costs related
to training, hiring, and variable costs related to loan production.

Gains from the sale of two banking offices in 2021 drove the increase in other real estate expense.

The increase in occupancy expense is related to lease expense for four new banking offices
added in 2022 and various software purchases, including network security and end of life upgrades.
For 2021, noninterest expense totaled $162.5 million, a $12.5 million increase over 2020 attributable to the addition of expenses
at CCHL (March 1, 2020 acquisition) of $2.3 million and higher expenses at the

Bank totaling $10.2 million.

The increase in
expenses at the Bank were primarily due to an increase in compensation expense of $3.7 million, including an increase in salary
expense of $3.1 million (merit raises and realized loan cost) and associate benefit expense of $0.6 million (primarily
pension/service cost), occupancy expense of $0.5 million, and other expense of $5.9 million.

The increase in occupancy reflected
higher lease expense for two new loan production offices added in 2021 and higher depreciation expense related to technology
investments.

The increase in other expense was primarily

due to pension plan settlement expense of $3.1 million and higher expense of $2.1 million for the non-service cost component of our pension plan (reflected in pension – other) attributable to the
utilization of a lower discount rate for plan liabilities.

Increases in processing fees of $0.7 million (debit card volume), professional fees of $0.6 million, and FDIC insurance fees of $0.5 million (higher asset size) that were partially offset by a
decrease in other real estate expense of $1.6 million (gains from the sale of two banking offices in 2021), also contributed to the
increase in other expense.

Our operating efficiency ratio (expressed as noninterest

expense as a percent of taxable equivalent net interest income plus noninterest income) was 71.47%, 77.11%

and 70.43% in 2022, 2021 and 2020, respectively.

The decrease in this metric for 2022
was primarily driven by higher taxable equivalent net interest income (refer to caption headed Net Interest Income and Margin)
and slightly lower noninterest expense.

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

Table 5
NONINTEREST EXPENSE
(Dollars in Thousands) 2022 2021 2020
Salaries $ 83,613 $ 85,211 $ 80,846
Associate Benefits 16,929 16,259 15,434
Total Compensation 100,542 101,470 96,280
Premises 11,184 10,879 10,512
Equipment 13,390 13,053 12,147
Total Occupancy,

net
24,574 23,932 22,659
Legal Fees 1,413 1,411 1,570
Professional Fees 5,437 5,633 4,863
Processing Services 6,534 6,569 5,832
Advertising 3,208 2,683 2,998
Travel and Entertainment 1,815 1,063 855
Telephone 2,851 2,975 2,869
Insurance – Other 2,409 2,096 1,607
Pension - Other (3,043) 1,913 (216)
Pension Settlement 2,321 3,072 -
Other Real Estate, Net (337) (1,488) 104
Miscellaneous 14,104 11,179 10,541
Total Other Expense 36,712 37,106 31,023
Total Noninterest

Expense
$ 161,828 $ 162,508 $ 149,962
Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $100.5 million in 2022 compared to $101.5 million in 2021, and $96.3 million in
2020.

For 2022, the $0.9 million, or 0.9%, net decrease reflected a decrease in salary expense of $1.6 million that was partially
offset by an increase in associate benefit expense of $0.7 million.

The decrease in salary expense was primarily due to lower
variable/performance-based compensation of $7.7 million

and base salaries of $1.3 million at CCHL, partially

offset by an
increase in salary expense at the Bank, primarily variable/performance

-based compensation totaling $2.5 million, base salaries
(merit and new market staffing additions) of $3.1 million,

and a decrease in realized loan cost of $1.4 million (credit offset to salary expense).

Further, the increase in associate benefit expense

was primarily due to an increases in expenses

at the Bank,
including associate insurance expense (utilized self-insurance reserves in 2021) of $0.6 million and stock compensation expense
of $0.7 million that was partially offset by a decrease in pension plan service cost of $0.5 million.
For 2021, the $5.2 million, or 5.4%, net increase was attributable to increases in salary expense of $4.4 million and associate
benefit expense of $0.8 million.

Increases in salary expense of $3.1 million and associate benefit expense of $0.6 million at the
Bank drove a majority of the increase with the addition of CCHL compensation expense for a full 12-month period in 2021 versus
a ten month period in 2020 driving the remaining portion of the variance.

The higher level of salary expense at the Bank reflected
an increase in base salaries of $1.8 million, primarily merit raises, and a decrease in realized loan cost of $0.8 million (credit
offset to salary expense).

The increase in associate benefit expense at the Bank was attributable to an increase in pension plan
service cost of $1.1 million partially offset by a decrease in associate insurance expense of $0.4 million.

Occupancy
.

Occupancy expense (including premises and equipment) totaled $24.5 million for

2022 compared to $23.9 million
for 2021, and $22.7 million for 2020.

For 2022, the $0.6

million, or 2.7%, increase was attributable to increases in software license expense of $0.5 million and banking office

lease expense of $0.3 million, partially offset by a decrease in maintenance and
repairs expense of $0.1 million.

The increase in software license expense reflected software upgrades for personal computers and
network servers, and additional investment in network security monitoring software.

For 2021, the $1.2 million, or 5.3%, increase was attributable to an increase in occupancy expense of $0.5 million at the Bank
primarily related to depreciation and software license expense for additional

ATM/ITM

investments and other infrastructure
investments for business line support and risk management.

The remainder of the variance reflected CCHL occupancy expense for a full 12-month period versus a ten month period in 2020.

Other
.

Other noninterest expense totaled $36.7 million in 2022 compared to $37.1 million in 2021 and $31.0 million in 2020.

For 2022, the $0.4 million, or 1.1%, decrease was due to lower expenses at the Bank, primarily a decrease in pension related
costs, including a decrease of $4.9 million for the non-service cost component of our pension plan (reflected in pension – other)
attributable to the utilization of a lower discount rate for plan liabilities and a decrease of $0.8 million for pension plan settlement
expense. These favorable variances were partially offset

by an increase in expenses for other real estate of $1.2 million (lower gains from the sale of banking offices),

travel/entertainment and advertising costs totaling $1.3 million (return to pre

-pandemic
levels and market expansion), and insurance – other (FDIC insurance premiums) of $0.3 million.

Additional increases were
realized in the following expenses that are reflected in the miscellaneous expense category: other losses of $0.9 million (primarily
debit card and check fraud), mortgage servicing right amortization of $0.6 million (higher level of servicing retained loan sales),
VISA Class B share swap conversion ratio payments of $0.4 million, and other miscellaneous costs for training, hiring, and
variable expenses related to loan production.

For 2021, the $6.1 million, or 19.7%, increase was driven by an increase in other expenses at the Bank of $5.9 million, primarily
an increase in pension related expenses, including higher expense of $2.1 million for the non-service cost component of our
pension plan attributable to the utilization of a lower discount rate for plan liabilities.

Additionally, we incurred $3.1

million in
pension settlement charges

in 2021 related to a high level of lump sum payments to retirees.

Lastly, we realized an

increase in
expense for processing fees of $0.7 million (debit card volume),

professional fees of $0.6 million (temporary staffing support), and insurance – other (FDIC insurance premiums)

of $0.5 million (larger asset size), that were partially offset by a decrease in
other real estate expense of $1.6 million (higher gains from the sale of banking offices)

contributed to the increase.

Income Taxes
For 2022, we realized income tax expense of $10.1 million (effective rate of 20%) compared to $9.8 million (effective rate of
20%) for 2021 and $10.2 million (effective

rate of 19%) for 2020.

Income tax expense for 2022 and 2021 was unfavorably
impacted due to lower CCHL income.

For 2022, income tax expense was favorably impacted by $0.4 million related to tax
benefits accrued via a 2022 investment in a solar tax credit equity fund.

Further, 2022 income tax expense was favorably
impacted by discrete tax items totaling $0.7 million related to a favorable deferred tax adjustment for our Supplemental Executive
Retirement Plan and a State of Florida corporate tax refund.

Income

tax expense for 2021 was unfavorably impacted by net
discrete tax items totaling $0.3 million.

In September 2021, Florida enacted a corporate tax rate reduction from 4.5% to 3.535%

retroactive to January 1, 2021, with an
expiration date of December 31, 2021, therefore, there was no material impact to our deferred tax accounts.

Our 2021 and 2020
state tax rates were adjusted to reflect the one percentage point (2020)

and two percentage point (2021) reductions each year.

The
Florida tax rate reverted to 5.5% effective January 1,

2022.

Absent discrete items, we expect our annual effective tax rate to approximate

21%-22% in 2023.

FINANCIAL CONDITION
Average assets totaled

approximately $4.332 billion for 2022, an increase of $348.2 million, or 8.7%, over 2021.

Average
earning assets were approximately $3.989 billion for 2022, an increase of $336.8 million, or 9.2%, over 2021.

Compared to 2021,
average overnight funds decreased $141.1 million, while investment securities increased $318.8 million and average loans held
for investment were higher by $188.9 million.

We discuss these variances

in more detail below.
Table 2 provides

information on average balances and rates, Table

3 provides an analysis of rate and volume variances and Table
6 highlights the changing mix of our interest earning assets over the last three fiscal years.

Loans
In 2022, average loans HFI increased $188.9 million, or 9.4%, compared to an increase of $43.0 million, or 2.2%, in 2021.
Compared to 2021, the growth in average loans was broad based with increases realized in most loan categories, more
significantly so in the residential real estate, construction, and consumer

(indirect auto) segments.

Total loans HFI at December
31, 2022 totaled $2.525 billion, a $594 million increase over December 31, 2021 and primarily reflected higher balances in the
following categories: residential real estate of $375 million, commercial real estate of $119 million, and construction of $60
million.

At December 31, 2022, our consumer loans balances reflected direct loans of $22 million and indirect auto loans of $303
million.

During 2022, indirect auto balances peaked at $338 million in May,

but declined gradually for the remainder of the year
as we focused on reducing exposure to this loan segment which totaled

$303 million at December 31, 2022.

As part of our overall strategy,

we will purchase newly originated 1-4 family real estate secured adjustable rate loans from CCHL.

The strategic alliance with CCHL provides us a larger pool

of loan purchase opportunities, including participation loans for construction/perm product,

which in large part drove the aforementioned increases in

residential real estate and construction
loans.

Expansion into new markets in the Northern Arc of Atlanta, Georgia

(Cobb and Gwinnett Counties) and Walton

County, Florida
drove incremental loan growth of approximately $65 million in 2022 as we added to those banking teams throughout 2022.

In 2022, average loans held for sale (“HFS”) decreased $29.8 million, or 38.1%,

from 2021 due to lower loan volume at CCHL.

Loans HFI and HFS as a percentage of average earning assets decreased slightly to 56.1% in 2022 compared to 56.9% in 2021,
primarily attributable to an increase in our investment portfolio.

Table 6
SOURCES OF EARNING ASSET GROWTH
2021 to Percentage Components of
2022 Total
Average

Earning Assets
(Average Balances – Dollars In Thousands) Change Change 2022 2021 2020
Loans:
Loans HFS $ (29,826) (8.9) % 1.2% 2.1% 2.6%
Loans HFI:
Commercial, Financial, and Agricultural (71,063) (21.1) 6.0 8.5 11.7
Real Estate – Construction 56,999 16.9 5.4 4.3 4.0
Real Estate – Commercial Mortgage 23,031 6.8 17.6 18.6 21.1
Real Estate – Residential 126,843 37.7 12.3 10.0 11.5
Real Estate – Home Equity 908 0.3 4.9 5.3 6.4
Consumer 52,159 15.5 8.7 8.0 8.8
Total HFI Loans 188,877 56.1 54.9 54.7 63.5
Total Loans HFS and

HFI
$ 159,051 47.2 56.1 56.8 66.1%
Investment Securities:
Taxable $ 319,923 95.0% 27.5% 21.3% 18.6%
Tax-Exempt (1,104) (0.3) 0.1 0.1 0.2
Total Securities $ 318,819 94.7% 27.6% 21.4% 18.8%
Funds Sold (141,108) (41.9) 16.3 21.8 15.1
Total Earning Assets $ 336,762 100% 100% 100% 100%
Our average total loans (HFS and HFI)-to-deposit ratio was 59.5%

in 2022, 61.0% in 2021, and 71.7% in 2020.

The composition of our HFI loan portfolio at December 31 for each of the past three years is shown in Table

7.

Table 8 arrays
our HFI loan portfolio at December 31, 2022, by maturity period.

As a percentage of the HFI loan portfolio, loans with fixed
interest rates represented 33.3% at December 31, 2022 compared to 39.3% at December

31, 2021. A higher level of 1-4 family
real estate secured adjustable rate loan production in 2022 drove the decrease in the percentage.

Table 7
LOANS HFI BY CATEGORY
(Dollars in Thousands) 2022 2021 2020
Commercial, Financial and Agricultural $ 247,362 $ 223,086 $ 393,930
Real Estate – Construction 234,519 174,394 135,831
Real Estate – Commercial Mortgage 782,557 663,550 648,393
Real Estate – Residential 727,105 360,021 352,543
Real Estate – Home Equity 208,120 187,821 205,479
Consumer 325,517 322,593 270,250
Total Loans HFI, Net

of Unearned Income
$ 2,525,180 $ 1,931,465 $ 2,006,426
Table 8
LOANS HFI MATURITIES
Maturity Periods
(Dollars in Thousands)
One Year

or Less
Over One
Through
Five Years

Five
Through
Fifteen
Years
Over
Fifteen
Years Total
Commercial,

Financial and Agricultural
$ 51,514 $ 128,783 $ 65,957 $ 1,108 $ 247,362
Real Estate – Construction 113,672 66,238 22,471 32,138 234,519
Real Estate – Commercial Mortgage 46,776 112,180 330,311 293,290 782,557
Real Estate – Residential 16,693 474,020 110,981 125,411 727,105
Real Estate – Home Equity 3,820 10,815 79,532 113,953 208,120
Consumer
(1)
5,835 143,516 176,157 9 325,517
Total $ 238,310 $ 935,552 $ 785,409 $ 565,909 $ 2,525,180
Total Loans HFI with

Fixed Rates
$ 92,179 $ 368,970 $ 351,765 $ 27,226 $ 840,140
Total Loans HFI with

Floating or Adjustable Rates
146,131 566,582 433,644 538,683 1,685,040
Total $ 238,310 $ 935,552 $ 785,409 $ 565,909 $ 2,525,180
(1)
Demand loans and overdrafts are

reported in the category of one year or less.
Credit Quality
Table 9 provides

the components of nonperforming assets and various other credit quality and risk metrics at December 31
st

for
the last three fiscal years.

Information regarding our accounting policies related to nonaccruals, past due loans,

and troubled debt
restructurings is provided in Note 3 – Loans Held for Investment and

Allowance for Credit Losses.
Overall credit quality continues to remain strong.

Nonperforming assets (nonaccrual loans and other real estate) totaled $2.7 million at December 31, 2022 compared to $4.3 million at December

31, 2021.

At December 31, 2022, nonperforming assets as a
percent of total assets was 0.06%,

a decrease of four basis points from December 31, 2021.

Table 9
CREDIT QUALITY
(Dollars in Thousands) 2022 2021 2020
Nonaccruing Loans:
Commercial, Financial and Agricultural $ 41 $ 90 $ 161
Real Estate – Construction 17 - 179
Real Estate – Commercial Mortgage 645 604 1,412
Real Estate – Residential 239 2,097 3,130
Real Estate – Home Equity 771 1,319 695
Consumer 584 212 294
Total Nonaccruing

Loans
2,297 4,322 5,871
Other Real Estate Owned 431 17 808
Total Nonperforming

Assets
$ 2,728 $ 4,339 $ 6,679
Past Due Loans 30 – 89 Days $ 7,829 $ 3,600 $ 4,594
Performing Troubled Debt Restructurings 5,913 7,643 13,887
Classified Loans $ 19,342 $ 17,912 $ 17,631
Nonaccruing Loans/Loans 0.09% 0.22% 0.29%
Nonperforming Assets/Total

Assets
0.06 0.10 0.18
Nonperforming Assets/Loans Plus OREO 0.11 0.22 0.33
Allowance/Nonaccruing Loans 1,076.89% 499.93% 405.66%
Nonaccrual Loans
.

Nonaccrual loans totaled $2.3 million at December 31, 2022, a $2.0 million decrease from December 31,
2021.

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

If interest on our loans classified
as nonaccrual during 2022 had been recognized on a fully accruing basis,

we would have recorded an additional $0.2 million of
interest income for the year ended December 31, 2022.
Other Real Estate Owned
.

OREO represents property acquired as the result of borrower defaults on loans or by receiving a deed
in lieu of foreclosure.

OREO is recorded at the lower of cost or estimated fair value, less estimated selling costs, at the time of
foreclosure.

Write-downs occurring at foreclosure are

charged against the allowance for credit losses.

On an ongoing basis,
properties are either revalued internally or by a third-party appraiser as required by applicable regulations.

Subsequent declines in
value are reflected as other noninterest expense.

Carrying costs related to maintaining the OREO properties are expensed as incurred and are also reflected as other noninterest expense.
OREO totaled $0.4

million at December 31, 2022 versus $0.02 million at December 31, 2021.

During 2022, we added properties
totaling $2.4 million and sold properties totaling $2.0 million.

For 2021, we added properties totaling $1.7 million, sold
properties totaling $2.8 million, and recorded net favorable valuation adjustments totaling $0.3

million.
Troubled

Debt Restructurings (“TDRs”).

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
Loans classified as TDRs at December 31, 2022 totaled $6.1 million compared to $8.0 million at December 31, 2021.

Accruing
TDRs made up approximately $5.9 million of our TDR portfolio at December

31, 2022, of which $0.3 million was over 30 days
past due.

The weighted average rate for the loans within the accruing TDR portfolio was 5.96%.

During 2022, we modified two
loan contracts totaling approximately $0.1 million compared to three loan contracts totaling approximately $0.6

million during
2021.

Our TDR default rate (default balance as a percentage of average TDRs) in 2022 and 2021 was 0.0% and 4.1%,
respectively.

Past Due Loans
.

A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days
past due.

Past due loans at December 31, 2022 totaled $7.8 million compared to $3.6 million at December 31, 2021.

Indirect
auto loans represented a large portion of the increase and at December

31, 2022 reflected 73% of total dollars past due and 72%
of total dollars past due at December 31, 2021.

Potential Problem Loans
.

Potential problem loans are defined as those loans which are now current but where management has
doubt as to the borrower’s ability to comply with present

loan repayment terms.

At December 31, 2022, we had $2.8 million in
loans of this type which were not included in either of the nonaccrual, TDR or

90 day past due loan categories compared to $1.5
million at December 31, 2021.

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

Specifically, due to the nature of our markets,

a
significant portion of our HFI loan portfolio has historically been secured with real estate, approximately 77% at December 31,
2022 and 72% at December 31, 2021 with the increase driven by a higher volume of 1-4 family residential real estate loans
originated in 2022.

The primary types of real estate collateral are commercial properties and 1-4 family residential properties.
We review our

loan portfolio segments and concentration limits on an ongoing basis and will make adjustments as needed to
mitigate/reduce risk to segments that reflect decline or stress.

We have established

an internal lending limit of $10 million for the total aggregate amount of credit that will be extended to a
client and any related entities within our Board approved policies.

This compares to our legal lending limit of approximately $91 million.
The following table summarizes our real estate loan category as segregated by the type of property.

Property type concentrations
are stated as a percentage of total real estate loans at December 31.
Table 10
REAL ESTATE

LOANS BY PROPERTY TYPE
2022 2021
Investor
Real Estate
Owner
Occupied

Real Estate
Investor
Real Estate
Owner
Occupied

Real Estate
Vacant

Land, Construction, and Land Development
15.0% - 18.1% -
Improved Property 27.7 57.3% 28.4 53.5%
Total Real Estate Loans 42.7% 57.3% 46.5% 53.5%
A major portion of our real estate loan category is centered in the owner occupied category which carries a lower risk of non-
collection than certain segments of the investor category.

Approximately 42% of the investor real estate category was secured by residential real estate at December 31, 2022.
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

Expected credit loss inherent in non-cancellable
off-balance sheet credit exposures is provided through the

credit loss provision, but recorded separately in other liabilities.
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

Note 3 – Loans Held for Investment and Allowance for Credit Losses in the

Consolidated Financial Statements provides the
activity in the allowance and the allocation by loan type for each of the past three fiscal years.
For 2022, we realized net loan charge-offs of $3.9

million, or 0.18%, of average HFI loans, compared to net loan recoveries of
$0.6 million, or 0.03%, for 2021, and net loan charge-offs

of $2.4

million, or 0.12%, for 2020.

A majority of the increase in 2022
reflected higher commercial loan charge-offs and

consumer loan (indirect auto) charge-offs, as well as a significant reduction in
loan recoveries.

The increase in commercial loan charge-offs was primarily

attributable to one problem loan relationship that was
resolved in the second quarter of 2022.

At December 31, 2022, the allowance for credit losses represented 0.98%

of HFI loans and provided coverage of 1,077% of
nonperforming loans compared to 1.12% and 500%, respectively,

at December 31, 2021 and 1.19% and 406%, respectively,

at
December 31, 2020.

At December 31, 2022, the allowance for credit losses for HFI loans totaled

$24.7 million compared to $21.6 million at December
31, 2021 and $23.8 million at December 31, 2020.

Incremental allowance related to loan growth, a higher projected rate of unemployment and its effect on rates of default, and slower prepayment speeds (due to higher interest rates) were all contributing
factors driving the $3.1 million increase in the allowance during 2022.

The $2.2 million decrease in the allowance for credit
losses in 2021 reflected improvements in forecasted economic conditions, favorable loan migration and net loan recoveries
totaling $0.6 million, partially offset by incremental

reserves needed for loan growth (excluding SBA PPP).

Table 11
ALLOCATION OF

ALLOWANCE

FOR CREDIT LOSSES
2022 2021 2020
(Dollars in Thousands)
ACL
Amount
Percent of
Loans to
Total Loans
ACL
Amount
Percent of
Loans to
Total Loans
ACL
Amount
Percent of
Loans to
Total Loans
Commercial, Financial and Agricultural
$ 1,506 9.8% $ 2,191 11.6% $ 2,204 19.6%
Real Estate:
Construction
2,654 9.3 3,302 9.0 2,479 6.8
Commercial
4,815 31.0 5,810 34.4 7,029 32.3
Residential
10,409 28.8 4,129 18.6 5,440 17.6
Home Equity
1,864 8.2 2,296 9.7 3,111 10.2
Consumer
3,488 12.9 3,878 16.7 3,553 13.5

Total
$ 24,736 100% $ 21,606 100% $ 23,816 100%
Investment Securities
Our average investment portfolio balance increased $318.8

million, or 40.7%, in 2022 and increased $203.4 million, or 35.1%,

in
2021.

As a percentage of average earning assets, our investment portfolio represented

27.6% in 2022, compared to 21.4% in
2021.

In 2022, the growth in the investment portfolio was attributable to an investment purchase program implemented to take
advantage of higher rates and deploy a portion of our excess liquidity

,

in addition to reinvesting a portion of the portfolio cash
flow during the year. As we continue

to monitor our overall liquidity levels throughout 2023, we will allow cash flow from the
investment portfolio to run-off and we will review

various investment strategies as appropriate.

In 2022, average taxable investments increased $319.9 million,

or 41.1%, while tax-exempt investments decreased $1.1 million, or 29.3%.

Taxable bonds increased

as part of our overall investment strategy,

and non-taxable investments decreased as the tax-
equivalent yield was generally unattractive throughout 2022

compared to taxable investments.

At December 31, 2022, municipal
securities (taxable and non-taxable) comprised 3.8% of the portfolio.

Our investment portfolio is a significant component of our operations and, as such,

it functions as a key element of liquidity and
asset/liability management.

Two types of classifications

are approved for investment securities which are Available

-for-Sale
(“AFS”) and Held-for-Maturity (“HTM”).

In 2022 and 2021, we purchased securities under both the AFS and

HTM designations.

At December 31, 2022, $413.3 million, or 38.5% of our investment portfolio was classified as AFS, with $660.7 million, or
61.5%, classified as HTM.

At December 31, 2021, the AFS and HTM portfolio comprised 65.8%

and 34.1%, respectively.

During the third quarter of 2022, U.S. Treasury

obligations totaling $168.4 million with unrealized losses of $9.4 million were transferred from AFS to HTM.

At December 31, 2022, $7.9 million was remaining in unrealized losses for these securities.

Table 12 provides

the composition of our investment securities portfolio at December 31 for each of the last three fiscal years.
Table 12
INVESTMENT SECURITIES COMPOSITION
2022 2021 2020
(Dollars in Thousands)
Carrying
Amount Percent
Carrying
Amount Percent
Carrying
Amount Percent
Available for

Sale
U.S. Government Treasury $ 22,050 2.1% $ 187,868 18.9% $ 104,519 21.1%
U.S. Government Agency 186,052 17.3 237,578 23.9 208,531 42.2
States and Political Subdivisions 40,329 3.8 46,980 4.7 3,632 0.7
Mortgage-Backed Securities 69,405 6.5 88,869 8.9 515 0.1
Corporate Debt Securities 88,236 8.2 86,222 8.7 - -
Other Securities 7,222 0.6 7,094 0.7 7,673 1.6
Total

413,294 38.5 654,611 65.8 324,870 65.7
Held to Maturity
U.S. Government Treasury 457,374 42.6 115,499 11.6 5,001 1.0
Mortgage-Backed Securities 203,370 18.9 224,102 22.5 164,938 33.3
Total 660,744 61.5 339,601 34.1 169,939 34.3
Other Equity Securities 10 - 861 0.1 - -
Total Investment

Securities
$ 1,074,048 100% $ 995,073 100% $ 494,809 100%
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
At December 31, 2022, there were 928 positions (combined AFS and HTM)

with pre-tax unrealized losses totaling $90.0 million.

The GNMA mortgage-backed securities, U.S. Treasuries,

and SBA securities held carry the full faith and credit guarantee of the
U.S. Government, and are 0% risk-weighted assets.

Other mortgage-backed securities held (Federal National Mortgage
Association and Federal Home Loan Mortgage Corporation) are issued by

U.S. Government sponsored entities.

Direct
obligations of U.S. Government agencies (Federal Farm Credit Bank and

Federal Home Loan Bank of Atlanta) are also owned.

We believe the

long history of no credit losses on government securities indicates that the expectation of nonpayment of the
amortized cost basis is zero.

A large portion of the SBA securities float monthly or quarterly with the prime rate and are
uncapped.

The remaining positions owned are municipal and corporate bonds.

At December 31, 2022, 26 corporate positions
had a total allowance for credit loss of $28,000 and 21 municipal positions had a total allowance for credit loss of $13,000.

All of
these positions maintain an overall rating of at least “A-”, and all are expected to mature at par.

The average maturity of our investment portfolio at December 31, 2022 was 3.57 years compared to 3.62 years at December 31,
2021.

The average life of our investment portfolio decreased slightly primarily due to the natural aging of the portfolio, partially
offset by a portion of the portfolio being reinvested into short-to-intermediate term securities.

The weighted average taxable equivalent yield of our investment portfolio at December 31, 2022 was 2.03% versus 1.12% in
2021.

This increase in yield reflected higher reinvestment rates during 2022.

Our bond portfolio contained no investments in
obligations, other than U.S. Governments, of any state, municipality,

political subdivision, or any other issuer that exceeded 10%
of our shareowners’ equity at December 31, 2022.

Table 13 and Note 2

in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as
to type, maturity, unrealized

losses, and yield at December 31.

Table 13
MATURITY DISTRIBUTION

OF INVESTMENT SECURITIES
Within 1 year 1 - 5 years 5 - 10 years After 10 years Total
(Dollars in
Thousands) Amount WAY (3) Amount WAY (3) Amount WAY (3) Amount WAY (3) Amount WAY (3)
Available for Sale
U.S. Government
Treasury
$ 2,862 4.40% $ 19,188 0.70% $ - - % $ - - % $ 22,050 1.18%
U.S. Government
Agency
40,904 1.39 143,233 2.99 1,915 1.70 - - 186,052 2.62
States and Political
Subdivisions
4,039 1.42 17,298 1.35 18,992 1.85 - - 40,329 0.72
Mortgage-Backed
Securities (1)
1 2.03 4,424 1.26 46,069 2.13 18,911 2.39 69,405 2.14
Corporate Debt
Securities
1,000 5.05 65,554 1.77 21,682 2.18 - - 88,236 1.91
Other Securities (2)
- - - - - - 7,222 5.79 7,222 5.79
Total
$ 48,806 1.64% $ 249,697 2.35% $ 88,658 2.07% $ 26,133 3.33% $ 413,294 2.23%
Held to Maturity
U.S. Government
Treasury
$ - - % $ 457,374 1.93% $ - - % $ - - % $ 457,374 1.93%
Mortgage-Backed
Securities (1)
2,582 2.59 138,781 1.83 62,007 1.80 - - 203,370 1.83
Total
$ 2,582 2.59% $ 596,155 1.91% $ 62,007 1.80% $ - - % $ 660,744 1.90%
Equity Securities
$ - - % $ - - % $ - - % $ 10 5.63% $ 10 5.63%
Total Investment
Securities
$ 51,388 1.69% $ 845,852 2.04% $ 150,665 1.96% $ 26,143 3.34% $ 1,074,048 2.03%
(1)

Based on weighted-average maturity.
(2)

Federal Home Loan Bank Stock and Federal Reserve

Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3)

Weighted average yield calculated based on current amortized cost balances – not presented on a tax equivalent basis.
Deposits and Short-Term

Borrowings
Average total

deposits for 2022 were $3.763 billion, an increase of $356.5 million, or 10.5%, over

2021. Average deposits
increased $562.5 million, or 19.8%, from 2020 to 2021.

Both year-over-year increases occurred in all deposit types except certificates of deposit, with the largest increases occurring in noninterest bearing,

NOW accounts, and savings accounts.

Strong deposit growth occurred during 2022 reflecting additional federal stimulus inflows as well as core deposit growth.

In
addition, strong seasonal growth of public funds occurred in the fourth quarter of 2022 which is expected to be drawn down over
the course of 2023.

The FOMC has increased their benchmark interest rate aggressively by

425 basis points during 2022. This resulted in a shift in
deposit mix which we began to see in the fourth quarter of 2022, primarily in two large corporate clients totaling approximately
$40 million that migrated from noninterest bearing to interest bearing deposit accounts.

Also in the fourth quarter, we began to
realize some run-off of stimulus funds and core deposits from our more rate sensitive clients in favor of higher yielding
investments.

We have several strategies in

place to protect core deposits and mitigate

deposit run-off, and we will continue to
closely monitor several metrics such as the sensitivity of our clients to our deposit rates, our overall liquidity position, and
competitor rates when pricing deposits.

This strategy is consistent with previous rate cycles and allows us to manage the mix of
our deposits as well as the overall client relationship rather than competing solely on rate.

We believe this enabled

us to maintain
a low cost of funds (interest expense/average earning assets) of

17 basis points for 2022 and 10 basis points for 2021.

Table 2 provides

an analysis of our average deposits, by category,

and average rates paid thereon for each of the last three fiscal years. Table 14 reflects

the shift in our deposit mix over the last year and Table

15 provides a maturity distribution of time
deposits in denominations of $250,000 and over at December 31, 2022.

For 2022, noninterest bearing deposits represented 44.9%
of total average deposits.

This compares to 44.7% in 2021 and 44.1% in 2020.
Average short

-term borrowings decreased $13.0 million in 2022 primarily due to the decline in warehouse line borrowings at
CCHL that are used to support our held for sale loan portfolio.

See Note 11 in the Notes to Consolidated Financial Statements

for
additional information on short-term borrowings.
We continue

to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance
on wholesale funding.
Table 14
SOURCES OF DEPOSIT GROWTH
2021 to Percentage Components of
2022 of Total
Total

Deposits
(Average Balances - Dollars in

Thousands)
Change Change 2022 2021 2020
Noninterest Bearing Deposits $ 167,415 47.0% 44.9% 44.7% 44.1%
NOW Accounts 100,518 28.2 28.3 28.3 29.0
Money Market Accounts 4,801 1.3 7.5 8.2 8.3
Savings Accounts 91,290 25.6 16.7 15.8 14.9
Time Deposits (7,574) (2.1) 2.6 3.0 3.7
Total Deposits $ 356,450 100% 100% 100% 100%
Table 15
MATURITY DISTRIBUTION

OF CERTIFICATES

OF DEPOSITS GREATER

THAN $250,000
2022
(Dollars in Thousands)

Certificates

of Deposit Percent
Three months or less $ 1,518 12.2%
Over three through six months 2,356 18.9
Over six through twelve months 2,527 20.3
Over twelve months 6,048 48.6
Total $ 12,449 100%
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

We prepare

a current base case and several alternative interest rate simulations (+/- 100, 200, 300, and

400 basis points
(bp)), at least once per quarter, and report the analysis

to ALCO, our Market Risk Oversight Committee (“MROC”), our Risk
Oversight Committee (“ROC”) and the Board of Directors.

(The -200bp, -300bp, and -400bp rate scenarios were not modeled in
2021 due to the low interest rate environment below 2.00%). We augment our interest rate shock analysis with alternative interest rate scenarios on a quarterly basis that may include ramps, parallel shifts, and a flattening or steepening of the yield curve (non-
parallel shift).

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

We
attempt to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of
floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by managing
the mix of our core deposits, and by adjusting our rates to market conditions on a continuing basis. At December 31, 2022, the
instantaneous

rate shock of -200bp, -300bp and -400bp over 12-months and over 24-months was outside of the desired parameters
due to the limited ability to reprice deposits in these respective shock scenarios.

Analysis.

Measures of net interest income at risk produced

by simulation analysis are indicators of an institution’s

short-term
performance in alternative rate environments.

These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value of the institution.

Table 16
ESTIMATED CHANGES

IN NET INTEREST INCOME
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit -15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
December 31, 2022 11.3% 8.4% 5.5% 2.8% -5.0% -12.3% -20.0% -27.1%
December 31, 2021 36.6% 27.2% 17.8% 8.7% -6.2 % n/a % n/a % n/a %
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit -17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
December 31, 2022 31.3% 25.2% 19.0% 13.1% -2.0% -13.8% -25.7% -36.3%
December 31, 2021 55.0% 40.5% 26.1% 12.2% -11.1 % n/a % n/a % n/a %
The Net Interest Income at risk position was generally less favorable at December 31, 2022 compared to December 31, 2021 for
the 12-month and 24-month shocks for rising rate scenarios.

Strong loan growth and a reduction in our overnight funds balance during the year made us less asset sensitive, which is less favorable in rising rate environments, and more favorable in a falling rate environment.

Net Interest Income at risk is within our prescribed policy limits over both the 12-month and 24-month periods for all rising rate
scenarios, and the down 100 bps rate scenario.

The percent change over both a 12-month and 24-month shock are outside of policy in a rates down 200 bps, down 300 bps, and down 400 bps scenarios due to our limited ability to lower our deposit rates
relative to the decline in market rate.

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

IN ECONOMIC VALUE

OF EQUITY
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp

-300 bp
-400 bp
Policy Limit -30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
December 31, 2022 11.0% 9.0% 6.4% 3.6% -7.4% -18.8% -30.9% -40.1%
December 31, 2021 31.5% 24.6% 16.5% 8.2% -19.0 % n/a % n/a % n/a %
EVE Ratio (policy minimum 5.0%) 21.7% 21.0% 20.1% 19.2% 16.6% 14.3% 12.0% 10.2%
(1)
Down 200, 300 and 400 bp rate scenarios have been added due to the current interest rate environment.
At December 31, 2022, the economic value of equity was favorable in all rising rate environments and was within prescribed
tolerance levels.

Factors that can impact EVE values include the absolute level of rates, the overall structure of the balance sheet
(including liquidity levels), pre-payment speeds, loan floors,

and the change of model assumptions.
Although the change in EVE exceeds policy guidelines in the down

300 bps and down 400 bps rate scenarios, the EVE Ratios
(EVE/EVA)

were 12.0% and 10.2%, respectively,

at December 31, 2022 and were therefore within policy

guidelines.

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

We regularly evaluate

all of our various
funding sources with an emphasis on accessibility,

stability, reliability,

and cost-effectiveness.

For 2022

and 2021, our principal
source of funding was client deposits, supplemented by our short-term and long-term borrowings, primarily from our trust-
preferred securities, securities sold under repurchase agreements, federal funds purchased, and FHLB borrowings.

We believe
that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our
future operating capital and funding requirements.
At December 31, 2022, we had the ability to generate approximately $1.354 billion in additional liquidity through all of our
available resources beyond our overnight funds sold position.

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

We conduct quarterly liquidity

stress tests and the results are reported to ALCO, MROC, ROC and the Board of Directors.

We believe the liquidity

available to us is sufficient to meet our ongoing needs.

We also view our

investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral
for borrowings or deposits, and/or to sell selected securities.

Our portfolio consists of debt issued by the U.S. Treasury,

U.S.
governmental agencies, municipal governments, and corporate entities.

The weighted-average maturity of our portfolio was 3.57
years at December 31, 2022 and the available-for-sale portfolio had a net unrealized pre-tax loss of $41.9 million.

Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds
purchased) was $649.8 million in 2022 compared to an average net overnight funds sold position of $790.9 million in 2021.

The
declining overnight funds position in 2022 reflected strong growth in average loans.

We expect capital

expenditures over the next 12 months to be approximately $8.0 million, which will consist primarily of
technology purchases for banking offices, office

leasehold improvements, business applications, and information technology security needs as well as furniture and fixtures and banking office remodels.

We expect that these capital

expenditures will be
funded with existing resources without impairing our ability to meet our ongoing obligations.
Borrowings
At December 31, 2022, total advances from the FHLB consisted of

$0.6 million in outstanding debt comprised of three notes.

In
2022, the Bank made FHLB advance payments totaling $0.9 million.

Two advances

matured, none were paid off, and no new
fixed rate advances were obtained in 2022. The FHLB notes are collateralized by a floating lien on certain 1-4 family residential
mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

For 2022, average short-term borrowings,

consisting primarily of CCHL warehouse line balances, declined $13.0 million compared to 2021 due to lower residential loan production volume which reduced short-term borrowing needs.
See Note 11 – Short Term

Borrowings and Note 12 – Long Term

Borrowings in the Notes to Consolidated Financial Statements
for additional information on borrowings.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future
payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing
of such payments as of December 31, 2022. These include payments related to (i) long-term borrowings (Note 12 – Long-Term
Borrowings), (ii) short-term borrowings (Note 11

– Short-Term Borrowings),

(iii) operating leases (Note 7 – Leases), (iv) time
deposits with stated maturities (Note 10 – Deposits), and (v) commitments to extend credit and standby letters of credit (Note 21 –
Commitments and Contingencies).
Capital Resources
Shareowners’ equity was $394.0 million at December 31, 2022

compared to $383.2 million at December 31, 2021.

For 2022,
shareowners’ equity was positively impacted by net income attributable to common shareowners of $40.1 million, a $3.1 million
increase in the fair value of the interest rate swap related to subordinated debt, stock compensation accretion of $1.3 million, net
adjustments totaling $1.6 million related to transactions under our stock compensation plans, and an $8.7 million decrease in the accumulated other comprehensive loss for our pension plan.

Shareowners’ equity was reduced by common stock dividends of
$11.2 million ($0.66 per share) and a $32.8 million

increase in the unrealized loss on investment securities.

Additional historical
information on capital changes is provided in the Consolidated Statements of

Changes in Shareowners’ Equity in the
Consolidated Financial Statements.
We continue

to maintain a strong capital position.

The ratio of shareowners' equity to total assets at December 31, 2022 was
8.71%

compared to 8.99% at December 31, 2021.

Further, our tangible common equity ratio was 6.79

%

(non-GAAP financial
measure) at December 31, 2022 compared to 6.95% at December 31, 2021.

The decline in the ratios in 2022 was substantially
due to an increase in the unrealized loss on available-for-sale securities.

We are subject to

regulatory risk-based capital requirements that measure capital relative to risk-weighted assets and off-balance
sheet financial instruments.

At December 31, 2022, our total risk-based capital ratio was 15.52% compared to 17.15% at
December 31, 2021.

Our common equity tier 1 capital ratio was 12.64%

and 13.86%, respectively, on

these dates.

Our leverage
ratio was 9.06%

and 8.95%, respectively, on

these dates.

With the exception of the leverage ratio, the decline

in our regulatory
capital ratios compared to 2021 was attributable to strong loan growth during

2022.

For a detailed discussion of our regulatory
capital requirements, refer to the “Regulatory Considerations – Capital Regulations”

section on page 15.

See Note 17 in the
Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

At December 31, 2022, our common stock had a book value of $23.12 per diluted share compared to $22.63 at December 31,
2021.

Book value is impacted by the net unrealized gains and losses on investment securities.

At December 31, 2022, the net
unrealized loss was $37.3 million compared to an unrealized loss of $4.6 million at December 31, 2021.

Book value is also
impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting
Standards Codification Topic

715.

At December 31, 2022, the net pension liability reflected in accumulated other comprehensive loss was $4.5 million compared to $13.2 million at December 31, 2021.

The favorable adjustment to our unfunded pension
liability reflected a higher discount rate used to calculate the present value of the pension obligation that was partially offset by a
lower than estimated return on plan assets.

The higher discount rate reflected the increase in long-term interest rates in 2022.

This adjustment also favorably impacted our tangible capital ratio.

Further, book value is impacted by the periodic adjustment
made to record temporary equity at redemption value and there were no adjustments made during 2022.

In February 2014, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock
over a five-year period.

Repurchases under the 2014 plan could be made in the open market or in privately negotiated transactions; however, we were not obligated

to repurchase any specified number of shares.

In January 2019, the 2014 plan was
terminated and our Board of Directors approved a new share repurchase plan that authorizes the repurchase of up to 750,000
shares of our outstanding common stock over a five-year period.

Terms of this plan are substantially similar

to the 2014 plan.

No
shares were repurchased in 2022

or 2021.

99,952 shares were repurchased in 2020 at an average price of $20.39 and 77,000
shares were repurchased in 2019 at an average price of $23.40.

Since 2014, a total of 1,361,682 shares of our outstanding
common stock have been repurchased at an average price of $17.

93 under our stock repurchase plans.

In January 2023, we
repurchased 25,000 shares of our common stock at $32.39 per share.

Dividends
Adequate capital and financial strength are paramount to our stability and the stability of CCB.

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
In conjunction with the sale and securitization of loans held for sale and their related servicing rights, we may be exposed to
liability resulting from recourse, repurchase,

and make-whole agreements.

If it is determined subsequent to our sale of a loan or
its related servicing rights that a breach of the representations or warranties made in the applicable sale agreement has occurred,
which may include guarantees that prepayments will not occur within a specified and customary time frame, we may have an
obligation to either (a) repurchase the loan for the unpaid principal balance,

accrued interest, and related advances; (b) indemnify
the purchaser against any loss it suffers;

or (c) make the purchaser whole for the economic benefits of the loan and its related
servicing rights.
Our repurchase, indemnification and make-whole obligations vary based upon the terms of the applicable agreements, the nature
of the asserted breach, and the status of the mortgage loan at the time a claim is made.

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
Allowance for Credit Losses
.

The amount of the allowance for credit losses represents management’s best estimate of current
expected credit losses considering available information, from internal and external sources, relevant to assessing exposure to
credit loss over the contractual term of the instrument.

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

While management utilizes its best judgment and information available,

the
ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the
performance of our portfolios, the economy,

changes in interest rates, and the view of the regulatory authorities toward classification of assets. Detailed information on the Allowance for Credit Losses valuation, and the assumptions used are provided in Note 1 – Significant Accounting Policies of the Notes to Consolidated

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
During the fourth quarter of 2022, we performed our annual impairment testing.

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

This methodology is applied consistently from year to year.

The discount rate utilized in 2022 was 3.11%.

The estimated impact
to 2022 pension expense of a 25 basis point increase or decrease in the discount rate would have been an approximate $0.9
million decrease or increase, respectively.

We anticipate using

a 5.63% discount rate in 2023.

Based on the balances at the December 31, 2022 measurement date, the estimated impact on accumulated other comprehensive
loss of a 25 basis point increase or decrease in the discount rate would have been a decrease or increase of approximately $2.2
million (after-tax).

The estimated impact on accumulated other comprehensive loss of a 1% favorable/unfavorable variance in the
actual rate of return on plan assets versus the assumed rate of return on plan assets of 6.75% would have been an approximate
$1.2 million (after-tax) decrease/increase,

respectively.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future
mix of assets in the plan.

The assets currently consist of equity securities, U.S. Government and

Government agency debt
securities, and other securities (typically temporary liquid funds awaiting investment).

The weighted-average expected long-term
rate of return on plan assets utilized for 2022 was 6.75%.

The estimated impact to 2022 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate

$0.4 million decrease or increase, respectively.

We
anticipate using a rate of return on plan assets of 6.75% for 2023.
The assumed rate of annual compensation increases of 4.40% in 2022 reflected expected trends in salaries and the employee
base.

We anticipate using

a compensation increase of approximately 5.10% for 2023 reflecting current market trends.
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

Item 8. Financial Statements and Supplementary Data
2022 Report of Independent Registered Public Accounting Firm (PCAOB ID
686
)
2021 Report of Independent Registered Public Accounting Firm (PCAOB ID 42)
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED FINANCIAL

STATEMENTS
PAGE

60 Report of Independent Registered Public Accounting Firm

63 Consolidated Statements of Financial Condition

64 Consolidated Statements of Income

65 Consolidated Statements of Comprehensive Income

66 Consolidated Statements of Changes in Shareowners’ Equity

67 Consolidated Statements of Cash Flows

68 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareowners,

Board of Directors and Audit Committee

Capital City Bank Group, Inc.
Tallahassee, Florida
Opinion on the Consolidated Financial Statements
We have audited

the accompanying consolidated statements of financial condition of Capital City

Bank Group, Inc. (the
“Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes
in shareowners’ equity,

and cash flows for each of the years in the two-year period ended December 31, 2022,

and the related
notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in

all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the
results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity
with accounting principles generally accepted in the United States of America.

We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(“PCAOB”), the Company’s

internal control over financial reporting as of

December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of
Sponsoring Organizations of the Treadway

Commission and our report dated March 1, 2023, expressed an unqualified opinion on
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

Those standards require that we plan and perform the
audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to
error or fraud.

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
Critical Audit Matters
The critical audit matter communicated below arises from the current-period audit of the financial statements that was
communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are
material to the financial statements and (2) involved our especially challenging,

subjective or complex judgments.

The
communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and
we are not, by communicating the critical audit matters below,

providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.
Allowance for Credit Losses
The Company’s loans held for investment

portfolio totaled $2.53 billion as of December 31, 2022, and the allowance for credit losses on loans held for investment was $24.7 million.

The Company’s unfunded

loan commitments totaled $781.1 million, with
an allowance for credit loss of $3.0 million.

The Company’s available-for-sale securities and

held-to-maturity securities
portfolios totaled $1.07 billion as of December 31, 2022, and the allowance for credit losses on securities was $41,000.

Together
these allowance amounts represent the allowance for credit losses (ACL).

As more fully described in Notes 1 ,

2
,

3

and
21

to the Company’s consolidated financial

statements, the Company estimates its
exposure to expected credit losses as of the statement of financial condition date for existing financial instruments held at
amortized cost and off-balance sheet exposures, such as unfunded loan commitments, lines of credit and other unused
commitments that are not unconditionally cancelable by the Company.
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

We identified

the ACL at December 31, 2022, as a critical audit matter.

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
The primary procedures we performed as of December 31, 2022, to address this critical audit matter included:
●
Obtained an understanding of the Company’s

process for establishing the ACL, including the qualitative factor adjustments of the ACL
●
Tested the design

and operating effectiveness of controls, including those related to technology, over the ACL,
including:
o
loan data completeness and accuracy

o
reconciliation of loan balances accounted for at amortized cost and underlying detail

o
classifications of loans by loan pool

o
historical charge-off data
o
evaluation of appraisals
o
the establishment of qualitative adjustments

o
back testing and stress testing
o
loan credit risk ratings

o
establishment of specific ACL on individually evaluated loan,

o
management’s review and disclosure

controls over the ACL
●
Tested the completeness

and accuracy of the information utilized in the ACL, including evaluating the relevance and
reliability of such information
●
Tested the ACL model’s

computational accuracy

●
Evaluated the qualitative adjustments to the ACL, including assessing the basis for adjustments and the reasonableness
of the significant assumptions
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
●
Evaluated credit quality trends in delinquencies, non-accruals, charge

-offs and loan risk ratings

●
Tested estimated utilization

rate of unfunded loan commitments
●
Evaluated documentation prepared to assess the methodology utilized in the

ACL calculation for securities for
reasonableness
FORVIS, LLP (Formerly, BKD, LLP)
We have served

as the Company’s auditor since 2021.
Little Rock, Arkansas
March 1, 2023

Report of Independent Registered Public Accounting Firm
To the Shareowners

and the Board of Directors of Capital City Bank Group, Inc.
Opinion on the Financial Statements
We have audited

the accompanying consolidated statements of income, comprehensive income
,

shareowners' equity and cash
flows of Capital City Bank Group, Inc. for the year ended December 31, 2020,

and the related notes (collectively referred to as
the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly,

in all material
respects, the results of the Company’s

operations and its cash flows for the year ended December 31, 2020, in conformity with
U.S. generally accepted accounting principles.
Basis for Opinion
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
/s/
Ernst & Young LLP
We served as the Company’s

auditor from 2007 to 2021.
Tallahassee, Florida
March 1, 2021

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
As of December 31,
(Dollars in Thousands) 2022 2021
ASSETS
Cash and Due From Banks $
72,114
$
65,313
Federal Funds Sold and Interest Bearing Deposits
528,536
970,041
Total Cash and Cash Equivalents
600,650
1,035,354
Investment Securities, Available

for Sale, at fair value (amortized cost of $
455,232

and $
660,732
)
413,294
654,611
Investment Securities, Held to Maturity (fair value of $
612,701

and $
339,699
)
660,744
339,601
Equity Securities
10
861
Total Investment

Securities
1,074,048
995,073
Loans Held For Sale, at fair value
54,635
52,532
Loans, Held for Investment
2,525,180
1,931,465
Allowance for Credit Losses
(24,736)
(21,606)
Loans Held for Investment, Net
2,500,444
1,909,859
Premises and Equipment, Net
82,138
83,412
Goodwill and Other Intangibles
93,093
93,253
Other Real Estate Owned
431
17
Other Assets
120,519
94,349
Total Assets $
4,525,958
$
4,263,849
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,653,620
$
1,668,912
Interest Bearing Deposits
2,285,697
2,043,950
Total Deposits
3,939,317
3,712,862
Short-Term

Borrowings
56,793
34,557
Subordinated Notes Payable
52,887
52,887
Other Long-Term

Borrowings
513
884
Other Liabilities
73,675
67,735
Total Liabilities
4,123,185
3,868,925
Temporary Equity
8,757
11,758
SHAREOWNERS’ EQUITY
Preferred Stock, $
.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding
- -
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,986,785

and
16,892,060

shares issued and outstanding at December 31, 2022 and 2021, respectively
170
169
Additional Paid-In Capital
37,331
34,423
Retained Earnings
393,744
364,788
Accumulated Other Comprehensive Loss, Net of Tax
(37,229)
(16,214)
Total Shareowners’

Equity
394,016
383,166
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,525,958
$
4,263,849
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
For the Years

Ended December 31,
(Dollars in Thousands, Except Per Share

Data)
2022 2021 2020
INTEREST INCOME
Loans, including Fees $
105,882
$
96,561
$
94,752
Investment Securities:
Taxable
15,917
8,724
10,176
Tax Exempt
38
68
98
Federal Funds Sold and Interest Bearing Deposits
9,511
998
1,171
Total Interest Income
131,348
106,351
106,197
INTEREST EXPENSE
Deposits
3,444
839
1,548
Short-Term

Borrowings
1,761
1,360
1,690
Subordinated Notes Payable
1,652
1,228
1,472
Other Long-Term

Borrowings
31
63
161
Total Interest Expense
6,888
3,490
4,871
NET INTEREST INCOME
124,460
102,861
101,326
Provision for Credit Losses
7,162
(1,553)
9,645
Net Interest Income After Provision for Credit Losses
117,298
104,414
91,681
NONINTEREST INCOME
Deposit Fees
22,121
18,882
17,800
Bank Card Fees
15,401
15,274
13,044
Wealth Management

Fees
18,059
13,693
11,035
Mortgage Banking Revenues
30,624
52,425
63,344
Other
8,422
7,271
5,942
Total Noninterest

Income
94,627
107,545
111,165
NONINTEREST EXPENSE
Compensation
100,542
101,470
96,280
Occupancy, Net
24,574
23,932
22,659
Other
36,712
37,106
31,023
Total Noninterest

Expense
161,828
162,508
149,962
INCOME BEFORE INCOME TAXES
50,097
49,451
52,884
Income Tax Expense

10,085
9,835
10,230
NET INCOME $
40,012
$
39,616
$
42,654
Loss (Income) Attributable to Noncontrolling Interests
135
(6,220)
(11,078)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
40,147
$
33,396
$
31,576
BASIC NET INCOME PER SHARE $
2.37
$
1.98
$
1.88
DILUTED NET INCOME PER SHARE $
2.36
$
1.98
$
1.88
Average Basic Common

Shares Outstanding
16,951
16,863
16,785
Average Diluted

Common Shares Outstanding
16,985
16,893
16,822
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
For the Years

Ended December 31,
(Dollars in Thousands) 2022 2021 2020
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
40,147
$
33,396
$
31,576
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available-for-sale
(35,814)
(9,673)
2,437
Unrealized losses on securities transferred from available-for-sale to

held-to-maturity
(9,384)
-
-
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity
1,469
26
36
Derivative:
Change in net unrealized gain on effective cash flow derivative
4,146
1,476
574
Benefit Plans:
Reclassification adjustment for amortization of prior service cost
292
234
(880)
Reclassification adjustment for amortization of net loss
4,752
10,806
4,391
Defined benefit plan settlement
2,321
3,072
-
Current year actuarial gain (loss)
4,223
31,339
(27,924)
Total Benefit Plans
11,588
45,451
(24,413)
Other comprehensive (loss) income, before

tax:
(27,995)
37,280
(21,366)
Deferred tax benefit (expense) related to other comprehensive income
6,980
(9,352)
5,405
Other comprehensive (loss) income, net of tax
(21,015)
27,928
(15,961)
TOTAL COMPREHENSIVE

INCOME
$
19,132
$
61,324
$
15,615
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
Accumulated
Other
Comprehensive
(Loss) Income,

Net of Taxes (Dollars in Thousands, Except Share Data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings Total
Balance, January 1, 2020
16,771,544
$
168
$
32,092
$
322,937
$
(28,181)
$
327,016
Impact of Adopting ASC 326 (CECL)
-
-
(3,095)
-
(3,095)
Net Income Attributable to Common Shareowners
-
-
31,576
-
31,576
Reclassification to Temporary Equity (1)
-
-
(9,323)
-
(9,323)
Other Comprehensive Loss, Net of Tax
-
-
-
(15,961)
(15,961)
Cash Dividends ($
0.57

per share)
-
-
-
(9,567)
-
(9,567)
Stock Based Compensation
-
-
892
-
-
892
Stock Compensation Plan Transactions, net

118,981
1
1,340
-
-
1,341
Repurchase of Common Stock
(99,952)
(1)
(2,041)
-
-
(2,042)
Balance, December 31, 2020
16,790,573
168
32,283
332,528
(44,142)
320,837
Net Income Attributable to Common Shareowners -
-
-
33,396
-
33,396
Reclassification to Temporary Equity (1) -
-
-
9,323
-
9,323
Other Comprehensive Income, Net of Tax -
-
-
-
27,928
27,928
Cash Dividends ($
0.62

per share)
-
-
-
(10,459)
-
(10,459)
Stock Based Compensation -
-
843
-
-
843
Stock Compensation Plan Transactions, net

101,487
1
1,297
-
-
1,298
Balance, December 31, 2021
16,892,060
169
34,423
364,788
(16,214)
383,166
Net Income Attributable to Common Shareowners -
-
-
40,147
-
40,147
Other Comprehensive Loss, Net of Tax -
-
-
-
(21,015)
(21,015)
Cash Dividends ($
0.66

per share)
-
-
-
(11,191)
-
(11,191)
Stock Based Compensation -
-
1,630
-
-
1,630
Stock Compensation Plan Transactions, net

94,725
1
1,278
-
-
1,279
Balance, December 31, 2022
16,986,785
$
170
$
37,331
$
393,744
$
(37,229)
$
394,016
(1)
Adjustments to redemption value for non-controlling interest in CCHL
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
For the Years

Ended December 31,
(Dollars in Thousands) 2022 2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
40,147
$
33,396
$
31,576
Adjustments to Reconcile Net Income to Cash From Operating Activities:

Provision for Credit Losses
7,162
(1,553)
9,645

Depreciation
7,596
7,607
7,230

Amortization of Premiums, Discounts, and Fees, net
8,333
14,072
7,533

Amortization of Intangible Assets
160
107
-

Pension Settlement Charges
2,321
3,072
-

Originations of Loans Held for Sale
(1,024,526)
(1,541,356)
(606,337)

Proceeds From Sales of Loans Held for Sale
1,053,047
1,655,288
565,151

Mortgage Banking Revenues
(30,624)
(52,425)
(63,344)

Net Additions for Capitalized Mortgage Servicing Rights
(2,742)
72
(2,792)

Change in Valuation

Provision for Mortgage Servicing Rights
-
(250)
250

Stock Compensation
1,630
843
892

Net Tax Benefit from

Stock Compensation
(27)
(4)
(84)

Deferred Income Taxes
(1,583)
(4,157)
(53)

Net Change in Operating Leases
(108)
(165)
(156)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(422)
(1,662)
(393)

Net (Increase) Decrease in Other Assets
(8,636)
10,885
(38,353)

Net Increase (Decrease) in Other Liabilities
8,837
(7,846)
40,624

Net Cash Provided By (Used In) Operating Activities
60,565
115,924
(48,611)
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(219,865)
(251,525)
(32,250)

Payments, Maturities, and Calls
55,314
78,544
99,251
Securities Available for

Sale:

Purchases
(52,238)
(523,961)
(108,728)

Proceeds from the Sale of Securities
3,365
495
-

Payments, Maturities, and Calls
81,596
178,425
186,499
Purchases of Loans Held for Investment
(438,415)
(114,913)
(43,804)
Net (Increase) Decrease in Loans
(162,406)
183,249
(130,020)
Net Cash Paid for Acquisitions
-
(4,482)
(2,405)
Proceeds From Sales of Other Real Estate Owned
2,406
4,502
2,835
Purchases of Premises and Equipment, net
(6,322)
(5,193)
(9,738)
Noncontrolling Interest Contributions
2,867
7,139
5,766
Net Cash Used In Investing Activities
(733,698)
(447,720)
(32,594)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
226,455
495,302
572,106
Net Increase (Decrease) in Short-Term

Borrowings
22,114
(45,938)
73,156
Repayment of Other Long-Term

Borrowings
(249)
(1,332)
(3,363)
Dividends Paid
(11,191)
(10,459)
(9,567)
Payments to Repurchase Common Stock
-
-
(2,042)
Issuance of Common Stock Under Compensation Plans
1,300
1,028
1,041
Net Cash Provided By Financing Activities
238,429
438,601
631,331
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(434,704)
106,805
550,126
Cash and Cash Equivalents at Beginning of Year
1,035,354
928,549
378,423
Cash and Cash Equivalents at End of Year $
600,650
$
1,035,354
$
928,549
Supplemental Cash Flow Disclosures:

Interest Paid
$
6,586
$
3,547
$
4,841

Income Taxes Paid
$
7,466
$
16,339
$
9,171
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
2,398
$
1,717
$
2,297
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1
SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Capital City Bank Group, Inc. (“CCBG”) provides a full range of banking and banking-related services to individual and
corporate clients through its wholly-owned subsidiary,

Capital City Bank (“CCB” or the “Bank” and together with CCBG, the
“Company”), with banking offices located in Florida, Georgia,

and Alabama.

The Company is subject to competition from other
financial institutions, is subject to regulation by certain government agencies and undergoes periodic examinations by those
regulatory authorities.
Basis of Presentation
The consolidated financial statements include the accounts of CCBG and CCB.

CCBG also maintains an insurance subsidiary,
Capital City Strategic Wealth,

LLC.

CCB has two primary subsidiaries, which are wholly owned, Capital City Trust

Company
and Capital City Investments. CCB also maintains a
51
% membership interest in a consolidated subsidiary,

Capital City Home
Loans, LLC.

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

Two of CCBG’s

wholly owned subsidiaries, CCBG Capital
Trust I (established November 1, 2004) and

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

On March 1, 2020, CCB completed its acquisition of a
51
% membership interest in Brand Mortgage Group, LLC (“Brand”), which is now operated as Capital City Home Loans, LLC (“CCHL”).

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
Since 2019, the Company has adopted ASU 2016-13
Financial Instruments – Credit Losses (Topic

326): Measurement of Credit
Losses on Financial Instruments, ASU 2019-12 “
Income Taxes (Topic

740): Simplifying the Accounting for Income Taxes,”

ASU
2020-01 “
Investments – Equity Securities (Topic

321) and Investments – Equity Method and Joint Ventures

(Topic

323)”,
ASU
2020-04 “
Reference Rate Reform (Topic

848)”,
ASU 2020-08 “
Codification Improvements to Subtopic 310-20,

Receivables –
Nonrefundable Fees and Other Costs”, and ASU 2020-09 “
Debt (Topic

470): Amendments to SEC Paragraphs Pursuant to SEC
Release No. 33-10762” .
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

The restricted cash balance at December 31, 2022 was $
0.5

million.
Investment Securities
Investment securities are classified as held-to-maturity (“HTM”) and carried at amortized cost when the Company has the positive
intent and ability to hold them until maturity.

Investment securities not classified as held-to-maturity are classified as available-
for-sale (“AFS”) and carried at fair value.

The Company does not have trading investment securities. Investment securities classified as equity securities that do not have readily determinable fair values, are measured at cost and remeasured to fair value
when impaired or upon observable transaction prices.

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
Examination Council’s Uniform

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

Expected credit loss inherent in non-cancellable
off-balance sheet credit exposures is provided for through the credit loss provision, but recorded separately in other liabilities.
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

Loans That Do Not Share Risk Characteristics (Indivi

dually Analyzed)
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

For collateral dependent loans where foreclosure is not probable, the

Company has elected the practical expedient allowed
by Financial Accounting Standards Board (“FASB”)

Accounting Standards Codification

(“ASC”) Topic 326-20

to measure the
expected credit loss under the same approach as those loans where foreclosure is probable.

For loans with balances greater than
$250,000,

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
●
Incorporate the impact of other qualitative factors

● Calculate and review pool specific allowance for credit loss estimate
A discounted cash flow methodology is utilized to calculate expected cash flows for the life of each individual loan.

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

Income. The fair value of mortgage loans held for sale committed to investors is calculated using observable market information such as the investor commitment, assignment of trade or other
mandatory delivery commitment prices. The Company bases loans committed to Federal National Mortgage Association
(“FNMA”), Government National Mortgage Association (“GNMA”), and

Federal Home Loan Mortgage Corporation
(“FHLMC”) (“Agency”) investors based on the Agency’s

quoted mortgage backed security (“MBS”) prices. The fair value of mortgage loans held for sale not committed to investors is based on quoted best execution secondary market prices. If no such
quoted price exists, the fair value is determined using quoted prices for a similar asset or assets, such as MBS prices, adjusted for
the specific attributes of that loan, which would be used by other market participants.
Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales
proceeds and carrying value of the related loans upon sale and are recorded in mortgage banking revenues on the Consolidated
Statements of Income. Sales proceeds reflect the cash received from investors through the sale of the loan and servicing release
premium. If the related mortgage loan is sold with servicing retained, the

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

Government National Mortgage Association (“GNMA”) optional

repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.

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

When the Company is deemed to have regained effective control over these loans under the
unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the Consolidated
Statement of Financial Condition, regardless of whether there is intent to exercise the buy-back option.

These loans are reported
in other assets with the offsetting liability being reported in other liabilities.

Derivative Instruments (IRLC/Forward Commitments)
The Company holds and issues derivative financial instruments such as interest rate lock commitments (“IRLCs”) and other
forward sale commitments. IRLCs are subject to price risk primarily related to fluctuations in market interest rates. To

hedge the
interest rate risk on certain IRLCs, the Company uses forward sale commitments,

such as to-be-announced securities (“TBAs”) or
mandatory delivery commitments with investors. Management expects these forward sale commitments to experience changes in
fair value opposite to the changes in fair value of the IRLCs thereby reducing earnings volatility. Forward

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

MSRs are amortized to noninterest income
(other income) in proportion to and over the period of estimated net servicing income, and are assessed for impairment at each
reporting date.

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

Derivative/Hedging Activities
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s
intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized
asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the
variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“standalone derivative”). For a fair value hedge,

the gain or loss on the derivative, as well as the
offsetting loss or gain on the hedged item, are recognized

in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods
during which the hedged transaction affects earnings.

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

Consolidated Statement of Financial
Condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s
inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in
fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative
is no longer effective in offsetting changes in the

fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the
derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair
value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability
is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of
the asset or liability. When

a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still
expected to occur, gains or losses that were accumulated

in other comprehensive income are amortized into earnings over the same periods, in which the hedged transactions will affect

earnings.
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

As the majority of the Company’s

leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments.

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

The subsidiary’s net income or

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
shareowners.

Besides net income, other components of the Company’s

comprehensive income include the after tax effect of
changes in the net unrealized gain/loss on securities available-for-sale,

unrealized gain/loss on cash flow derivatives, and changes
in the funded status of defined benefit and supplemental executive retirement plans.

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
Revenue Recognition
FASB ASC Topic

606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information
about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to

provide goods or
services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to
customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or
services recognized as performance obligations are satisfied.
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

Descriptions of the major revenue-generating activities that are within the scope of ASC 606, which are presented in the accompanying Consolidated

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

Also, retail brokerage fees are received from a third-party broker-
dealer, for which the Company acts as an agent,

as part of a revenue-sharing agreement for fees earned from

customers that are
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

This performance obligation is met when a new policy is sold (effective date)
or when an existing policy renews. New policies and renewals generally have a one-year term. In the agreements with the
insurance carriers, a commission rate is agreed upon. The commission is recognized at the time of the sale of the policy (effective
date) or when a policy renews.

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

Accounting Standard Updates
ASU 2022-02, “Financial Instruments – Credit Losses

(Topic

326): Troubled

Debt Restructurings and Vintage

Disclosures”.
The
amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial
difficulty.

In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net
investment in leases by year of origination in the vintage disclosures.

The amendments in this update are for fiscal years
beginning after December 15, 2022, including interim periods within those fiscal years.

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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
December 31, 2022
U.S. Government Treasury
$
23,977
$
1
$
1,928
$
-
$
22,050
U.S. Government Agency
198,888
27
12,863
-
186,052
States and Political Subdivisions
47,197
-
6,855
(13)
40,329
Mortgage-Backed Securities (1)
80,829
2
11,426
-
69,405
Corporate Debt Securities
97,119
19
8,874
(28)
88,236
Other Securities (2)
7,222
-
-
-
7,222
Total

$
455,232
$
49
$
41,946
$
(41)
$
413,294
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
654,611
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
December 31, 2022
U.S. Government Treasury
$
457,374
$
-
$
25,641
$
431,733
Mortgage-Backed Securities
203,370
8
22,410
180,968
Total

$
660,744
$
8
$
48,051
$
612,701
December 31, 2021
U.S. Government Treasury
$
115,499
$
-
$
1,622
$
113,877
Mortgage-Backed Securities
224,102
2,819
1,099
225,822
Total

$
339,601
$
2,819
$
2,721
$
339,699
(1)
Comprised of residential mortgage-backed

securities.
(2)
Includes Federal Home Loan Bank and Federal Reserve Bank recorded at cost of $
2.1

million and $
5.1

million, respectively,

at

December 31, 2022 and of $
2.0

million and $
5.1

million, respectively,

at December 31, 2021.
At December 31, 2022, and 2021, the investment portfolio had $
0.01

million and $
0.9

million, respectively, in equity

securities.

These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
656.1

million and $
463.8

million at December 31, 2022 and 2021, respectively,

were
pledged to secure public deposits and for other purposes.
At December 31, 2022 and 2021, there were
no

holdings of securities of any one issuer, other than

the U.S. Government and its
agencies, in an amount greater than 10% of shareowners’ equity.

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

The
33

securities had an amortized cost basis and fair value of $
168.4

million and
$
159.0

million, respectively at the time of the transfer.

The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying Consolidated

Statement of Financial Condition at December 31,
2022 totaled $
7.9

million.

This amount will be amortized out of accumulated other comprehensive loss over the remaining life of
the underlying securities as an adjustment of the yield on those securities.
Investment Sales
. There were no significant sales of investment securities for each of the last three fiscal years.
Maturity Distribution
.

The following table shows the Company’s

AFS and HTM investment securities maturity distribution
based on contractual maturity at December 31, 2022.

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

Amortized

Fair
(Dollars in Thousands) Cost Value Cost Value
Due in one year or less $
47,408

$
44,255

$
-

$
-
Due after one through five years

153,009

140,296

457,374

431,733
Due after five through ten years
51,785
42,566
- -
Mortgage-Backed Securities

80,829

69,405

203,370

180,968
U.S. Government Agency
114,979
109,550
- -
Other Securities

7,222

7,222

-

-
Total

$
455,232

$
413,294

$
660,744

$
612,701
Unrealized Losses
. The following table summarizes the investment securities with unrealized losses at December 31, aggregated
by major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months Greater Than 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
December 31, 2022
Available for

Sale
U.S. Government Treasury $
983

$
-

$
19,189

$
1,928

$
20,172

$
1,928
U.S. Government Agency
63,112
2,572
113,004
10,291
176,116
12,863
States and Political Subdivisions
1,425

2

38,760

6,853

40,185

6,855
Mortgage-Backed Securities

6,594

959

60,458

10,467

67,052

11,426
Corporate Debt Securities
26,959
878
58,601
7,996
85,560
8,874
Total

99,073

4,411

290,012

37,535

389,085

41,946

Held to Maturity
U.S. Government Treasury

177,552

11,018

254,181

14,623

431,733

25,641
Mortgage-Backed Securities

88,723
6,814
91,462
15,596
180,185
22,410
Total

$
266,275

$
17,832

$
345,643

$
30,219

$
611,918

$
48,051
December 31, 2021
Available for

Sale

U.S. Government Treasury $
172,206

$
2,606

$
-

$
-

$
172,206

$
2,606
U.S. Government Agency
127,484
1,786
17,986
355
145,470
2,141
States and Political Subdivisions

42,122

811

-

-

42,122

811
Mortgage-Backed Securities
81,832
598
-
-
81,832
598
Equity Securities
69,354
1,304
-
-
69,354
1,304
Total

492,998

7,105

17,986

355

510,984

7,460

Held to Maturity
U.S. Government Treasury

113,877

1,622

-

-

113,877

1,622
Mortgage-Backed Securities
115,015
1,099
-
-
115,015
1,099
Total

$
228,892

$
2,721

$
-

$
-

$
228,892

$
2,721
At December 31, 2022, there were
928

positions (combined AFS and HTM securities) with unrealized losses totaling

$
90.0
million.

At December 31, 2021 there were
401

positions (combined AFS and HTM securities) with unrealized losses totaling
$
10.2

million.

For 2022,
87

of these of these positions were U.S. Treasury

bonds and carry the full faith and credit of the U.S.
Government.

714

of these positions were U.S. government agency and mortgage-backed securities issued by U.S. government
sponsored entities.

We believe the

long history of
no

credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is
zero
.

The remaining
127

positions (municipal securities and corporate bonds) have a
credit component.

At December 31, 2022, all collateralized mortgage obligation securities (“CMO”), MBS, Small

Business
Administration securities (“SBA”), U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

At December 31, 2022,
corporate debt securities had an allowance for credit losses of $
28,000

and municipal securities had an allowance $
13,000
.

No
ne
of the securities held by the Company were past due or in nonaccrual status at December

31, 2022.
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the HFI loan portfolio at December 31 was as follows:
(Dollars in Thousands) 2022 2021
Commercial, Financial and Agricultural $
247,362

$
223,086
Real Estate – Construction

234,519

174,394
Real Estate – Commercial Mortgage

782,557

663,550
Real Estate – Residential (1)

727,105

360,021
Real Estate – Home Equity

208,120

187,821
Consumer (2)

325,517

322,593
Loans Held for Investment, Net of Unearned Income $
2,525,180

$
1,931,465
(1)

Includes loans in process with outstanding balances

of $
6.1

million and $
13.6

million for 2022 and 2021, respectively.
(2)

Includes overdraft balances of $
1.1

million and $
1.1

million for December 31, 2022 and 2021, respectively.
Net deferred costs, which include premiums on purchased loans, included in loans were $
10.8

million at December 31, 2022 and
$
3.9

million at December 31, 2021.

Accrued interest receivable on loans which is excluded from amortized cost totaled $
8.0

million at December 31, 2022 and $
5.3
million at December 31, 2021, and is reported separately in Other Assets.

The Company has pledged a floating lien on certain 1-4 family residential mortgage loans, commercial real estate mortgage loans,
and home equity loans to support available borrowing capacity at the FHLB and has pledged a blanket floating lien on all
consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve Bank of
Atlanta.

Loan Purchases and Sales
.

The Company will purchase newly originated 1-4 family real estate secured adjustable rate loans
from CCHL, a related party effective on March 1, 2020 (see Note 1

– Significant Accounting Policies). These loan purchases
totaled $
421.7

million and $
97.5

million for the years ended December 31, 2022 and 2021, respectively,

and were not credit
impaired.

In addition, the Company purchased commercial real estate loans that were not credit impaired from a third party
totaling $
15.0

million and $
17.4

million for the years ended December 31, 2022 and 2021, respectively.

The Company transferred $
9.4

million of home equity loan from HFI to HFS during 2021.

There were
no

transfers during 2022.
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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
2022
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606

Provision for Credit Losses
316
(658)
(746)
5,996
(422)
2,579
7,065

Charge-Offs
(1,308)
-
(355)
-
(193)
(6,050)
(7,906)

Recoveries

307
10
106
284
183
3,081
3,971

Net (Charge-Offs) Recoveries
(1,001)
10
(249)
284
(10)
(2,969)
(3,935)
Ending Balance $
1,506
$
2,654
$
4,815
$
10,409
$
1,864
$
3,488
$
24,736
2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816

Provision for Credit Losses
(227)
813
(1,679)
(1,956)
(1,125)
1,332
(2,842)

Charge-Offs
(239)
-
(405)
(108)
(103)
(3,972)
(4,827)

Recoveries
453
10
865
753
413
2,965
5,459

Net (Charge-Offs) Recoveries
214
10
460
645
310
(1,007)
632
Ending Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
2020
Beginning Balance $
1,675
$
370
$
3,416
$
3,128
$
2,224
$
3,092
$
13,905

Impact of Adopting ASC 326
488
302
1,458
1,243
374
(596)
3,269

Provision for Credit Losses
578
1,757
1,865
940
486
3,409
9,035

Charge-Offs
(789)
-
(28)
(150)
(151)
(5,042)
(6,160)

Recoveries
252
50
318
279
178
2,690
3,767

Net (Charge-Offs) Recoveries
(537)
50
290
129
27
(2,352)
(2,393)
Ending Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
The $
3.1

million increase in the allowance for credit losses in 2022 reflected incremental allowance related to loan growth, a
higher projected rate of unemployment and its effect

on rates of default, and slower prepayment speeds (due to higher interest rates).

The $
2.8

million decrease in the allowance for credit losses in 2021 reflected improvements in forecasted economic
conditions, favorable loan migration and net recoveries totaling $
0.6

million, partially offset by incremental reserves needed for loan growth (excluding Small Business Administration Paycheck

Protection Program).

Four unemployment rate forecast
scenarios continue to be utilized to estimate probability of default and are weighted based on management’s

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
2022
Commercial, Financial and Agricultural $
109
$
126
$
-
$
235
$
247,086
$
41
$
247,362
Real Estate – Construction

359
-
-
359
234,143
17
234,519
Real Estate – Commercial Mortgage

158
149
-
307
781,605
645
782,557
Real Estate – Residential (1)

845
530
-
1,375
725,491
239
727,105
Real Estate – Home Equity

-
35
-
35
207,314
771
208,120
Consumer

3,666
1,852
-
5,518
319,415
584
325,517
Total $
5,137
$
2,692
$
-
$
7,829
$
2,515,054
$
2,297
$
2,525,180
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
2022 and 2021.

The following table presents the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on
accrual by class of loans.
2022

2021
Nonaccrual Nonaccrual 90 + Days Nonaccrual Nonaccrual 90 + Days
With No With Still With No With Still
(Dollars in Thousands) ACL

ACL

Accruing ACL

ACL

Accruing
Commercial, Financial and Agricultural $
-
$
41
$
-
$
67
$
23
$
-
Real Estate – Construction

-
17
-
-
-
-
Real Estate – Commercial Mortgage

389
256
-
-
604
-
Real Estate – Residential

-
239
-
928
1,169
-
Real Estate – Home Equity

-
771
-
463
856
-
Consumer

-
584
-
-
212
-
Total

Nonaccrual Loans
$
389
$
1,908
$
-
$
1,458
$
2,864
$
-

Collateral Dependent Loans
.

The following table presents the amortized cost basis of collateral dependent loans at December 31:
2022 2021
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands)
Secured
Secured
Secured
Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
67
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
389
-
455
-
Real Estate – Residential
160
-
1,645
-
Real Estate – Home Equity
130
-
649
-
Consumer
21
-
-
-
Total $
700
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
.

At December 31, 2022 and 2021, the Company had $
0.6

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
At December 31, 2022, the Company had $
6.1

million in TDRs, of which $
5.9

million were performing in accordance with the
modified terms.

At December 31, 2021, the Company had $
8.0

million in TDRs, of which $
7.6

million were performing in
accordance with modified terms.

For TDRs, the Company estimated $
0.3

million and $
0.3

million of credit loss reserves at
December 31, 2022 and 2021, respectively.
The modifications made to TDRs involved either an extension of the loan term,

a principal moratorium, a reduction in the interest
rate, or a combination thereof.

For the year ended December 31, 2022, there were
two

loans modified with a recorded investment
of $
0.1

million.

For the year ended December 31, 2021, there were
three

loans modified with a recorded investment of $
0.6
million.

For the year ended December 31, 2020, there were
three

loans modified with a recorded investment of $
0.2

million.

The
financial impact of these modifications was not material.

For the years ended December 31, 2022 and 2021, there were
no

loans classified as TDRs, for which there was a payment default and the loans were modified within the 12 months prior to default.
Credit Risk Management
.

The Company has adopted comprehensive lending policies, underwriting standards and loan review
procedures designed to maximize loan income within an acceptable level of risk.

Management and the Board of Directors of the
Company (the “Board”) review and approve these policies and procedures on a regular basis (at least annually).

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

Specific segments of the loan portfolio are monitored and reported to the

Board on a quarterly
basis and have strategic plans in place to supplement Board-approved credit policies governing exposure limits and underwriting
standards.

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
accounts receivable, inventory,

or equipment.

Collateral values are determined based upon third-party appraisals and evaluations.

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

Collateral values are
determined based upon third-party appraisals and evaluations.

Loan to value ratios at origination are governed by established policy guidelines.

The disbursement of funds for construction loans is made in relation to the progress of the project and as such
these loans are closely monitored by on-site inspections.

Real Estate Commercial Mortgage – Loans in this category consist of commercial mortgage loans secured by property that is
either owner-occupied or investment in nature.

These loans are primarily made based on identified cash flows of the borrower

or
project with consideration given to underlying real estate collateral and personal guarantees.

Lending policy establishes debt
service coverage ratios and loan to value ratios specific to the property type.

Collateral values are determined based upon third-
party appraisals and evaluations.

Real Estate Residential – Residential mortgage loans held in the Company’s loan portfolio are made to borrowers that
demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current income,
employment status, current assets, other financial resources, credit history,

and the value of the collateral.

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

Collateral values are determined based upon third-party appraisals and evaluations.

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
Term Loans by Origination Year Revolving
(Dollars in Thousands)
2022 2021 2020 2019 2018 Prior Loans Total
Commercial, Financial,
Agricultural:
Pass $
96,326
$
43,584
$
20,061
$
14,744
$
6,899
$
11,970
$
50,934
$
244,518
Special Mention
-
262
7
-
51
-
2,330
2,650
Substandard

-

-

-

-

13

133

48

194
Total
$
96,326
$
43,846
$
20,068
$
14,744
$
6,963
$
12,103
$
53,312
$
247,362
Real Estate -
Construction:
Pass $
141,784
$
73,219
$
11,928
$
397
$
-
$
123
$
4,431
$
231,882
Special Mention
-
716
384
832
-
-
-
1,932
Substandard

17

-

688

-

-

-

-

705
Total
$
141,801
$
73,935
$
13,000
$
1,229
$
-
$
123
$
4,431
$
234,519
Real Estate - Commercial
Mortgage:
Pass $
243,818
$
159,334
$
131,131
$
55,122
$
51,864
$
101,175
$
20,575
$
763,019
Special Mention
635
1,860
931
1,420
724
2,405
549
8,524
Substandard

9,115

-

-

659

220

631

389

11,014
Total
$
253,568
$
161,194
$
132,062
$
57,201
$
52,808
$
104,211
$
21,513
$
782,557
Real Estate - Residential:
Pass $
450,827
$
97,083
$
46,322
$
29,179
$
19,791
$
65,071
$
10,822
$
719,095
Special Mention
94
360
533
-
-
648
-
1,635
Substandard

560

766

1,034

913

714

2,388

-

6,375
Total

$
451,481
$
98,209
$
47,889
$
30,092
$
20,505
$
68,107
$
10,822
$
727,105
Real Estate - Home
Equity:
Performing
$
52
$
136
$
12
$
397
$
147
$
1,215
$
205,390
$
207,349
Nonperforming
-
-
-
15
-
13
743
771
Total

$
52

136

12

412

147

1,228

206,133

208,120
Consumer:
Performing
$
134,021
$
111,762
$
37,010
$
21,065
$
12,273
$
3,739
$
5,064
$
324,934
Nonperforming
248
59
120
115
7
30
4
583
Total

$
134,269
$
111,821
$
37,130
$
21,180
$
12,280
$
3,769
$
5,068
$
325,517

Note 4
MORTGAGE BANKING ACTIVITIES
The Company’s mortgage

banking activities include mandatory delivery loan sales, forward sales contracts used to manage
residential loan pipeline price risk, utilization of warehouse lines to fund secondary market residential loan closings, and
residential mortgage servicing.
Residential Mortgage Loan Production
The Company originates, markets, and services conventional and government

-sponsored residential mortgage loans.

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
December 31, 2022 December 31, 2021
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
54,488
$
54,635
$
50,773
$
52,532
Residential Mortgage Loan Commitments (1)
36,535
819
51,883
1,258
Forward Sales Contracts (2)
15,500
187
48,000
(7)
$
55,641
$
53,783
(1) Recorded in other assets at fair value
(2)
Recorded in other assets and (other liabilities)

at fair value
At December 31, 2022, the Company had $
0.6

million residential mortgage loans held for sale 30-89 days past due and $
0.1
million of loans were on nonaccrual status.

At December 31, 2021, the Company had $
0.2

million of residential mortgage loans
held for sale 30-89 days past due and no loans were on nonaccrual status.

Mortgage banking revenues for the year ended December 31, was as follows:
(Dollars in Thousands) 2022 2021 2020
Net realized gain on sales of mortgage loans $
15,643
$
49,355
$
59,709
Net change in unrealized gain on mortgage loans held for sale
(1,652)
(2,410)
2,926
Net change in the fair value of mortgage loan commitments
(439)
(3,567)
2,625
Net change in the fair value of forward sales contracts
192
900
284
Pair-Offs on net settlement of forward

sales contracts
4,956
2,956
(9,602)
Mortgage servicing rights additions
4,474
1,416
3,448
Net origination fees
7,450
3,775
3,954
Total mortgage banking

revenues
$
30,624
$
52,425
$
63,344
Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights.
(Dollars in Thousands) 2022 2021
Number of residential mortgage loans serviced for others
2,975
2,106
Outstanding principal balance of residential mortgage loans serviced for others
$
895,145
$
532,967
Weighted average

interest rate
4.19%
3.59%
Remaining contractual term (in months)
345
317
Conforming conventional loans serviced by the Company are sold to the

Federal National Mortgage Association (“FNMA”) on a
non-recourse basis, whereby foreclosure losses are generally the responsibility of FNMA and not the Company.

The government
loans serviced by the Company are secured through the GNMA, whereby the Company is insured against loss by the Federal
Housing Administration or partially guaranteed against loss by the Veterans

Administration.

At December 31, 2022, the
servicing portfolio balance consisted of the following loan types: FNMA

(
60.2
%), GNMA (
0.1
%), and private investor (
39.7
%).

FNMA and private investor loans are structured as actual/actual payment remittance

.
The Company had $
0.3

million and $
2.0

million in delinquent residential mortgage loans currently in GNMA pools serviced by
the Company at December 31, 2022 and 2021, respectively.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

For
the years ended December 31, 2022 and 2021, respectively,

the Company repurchased $
1.7

million and $
2.8

million of GNMA
delinquent or defaulted mortgage loans with the intention to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights for the year ended

December 31, was as follows:
(Dollars in Thousands) 2022 2021 2020
Beginning balance $
3,774
$
3,452
$
910
Additions due to loans sold with servicing retained
4,474
1,416
3,448
Deletions and amortization
(1,732)
(1,344)
(656)
Valuation

Allowance reversal
-
250
(250)
Sale of Servicing Rights (1)
(449)
-
-
Ending balance $
6,067
$
3,774
$
3,452
(1) The Company sold an MSR portfolio with an unpaid principal balance of $
50

million for a sales price of $
0.6

million,

recognizing a $
0.2

million gain on sale, recorded

in other noninterest income on the Consolidated Statement

of Income.
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the years ended December 31,
2022

and 2021.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights at December 31, was
as follows:
2022 2021
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
11.00%
15.00%
Annual prepayment speeds
12.33%
20.45%
11.98%
23.79%
Cost of servicing (per loan) $
85
95
$
60
73
Changes in residential mortgage interest rates directly affect the prepayment speeds used in valuing the Company’s

mortgage
servicing rights.

A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover
rates, estimated loan curtailment, anticipated defaults, and other relevant factors.

The weighted average annual prepayment speed
was
17.22
% at December 31, 2022 and
15.85
% at December 31, 2021.
Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
December 31, 2022.

Amounts
(Dollars in Thousands) Outstanding
$
75

million master repurchase agreement without defined expiration.

Interest is at the Prime rate minus
1.00%
to plus
1.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
$
9,577
$
75

million warehouse line of credit agreement expiring in
December 2022
.

Interest is at the SOFR plus
2.25%
to
3.25%
.
40,575
$
50,152
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2021, warehouse line borrowings totaled
$
29.0

million.

At December 31, 2022, the Company had mortgage loans held for sale and construction permanent loans pledged
as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid
assets and maximum debt to net worth ratio, as defined in the agreements.

The Company was in compliance with all significant
debt covenants at December 31, 2022.

The Company intends to renew the warehouse lines of credit and master repurcha se agreements when they mature.
The Company has extended a $
50

million warehouse line of credit to CCHL.

Balances and transactions under this line of credit
are eliminated in the Company’s consolidated

financial statements and thus not included in the total short-term borrowings noted
on the Consolidated Statement of Financial Condition.

The balance of this line of credit at December 31, 2022 and December 31,
2021 was $
22.9

million and $
14.8

million, respectively.
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
debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at December 31, 2022 were designed as a cash flow hedge for subordinated debt.

Under the swap arrangement, the Company will pay a fixed interest rate of
2.50
% and receive a variable
interest rate based on three-month LIBOR plus a weighted average margin of
1.83
%.

Effective June 30, 2023, in accordance with
the swap agreement and the Adjustable Interest Rate (LIBOR) Act of 2021,

LIBOR will be replaced with SOFR (secured
overnight financing rate) as the interest rate index.

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
December 31, 2022
Other Assets $
30,000
$
6,195

7.5
December 31, 2021 Other Assets $
30,000
$
2,050

8.5
The following table presents the net gains (losses) recorded in AOCI and the

Consolidated Statement of Income related to the
cash flow derivative instruments (interest rate swaps related to subordinated debt).

Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
December 31, 2022 Interest Expense $
4,625

$
337

December 31, 2021 Interest Expense $
1,530

$
(151)
December 31, 2020 Interest Expense $
428

$
(64)
The Company estimates there will be approximately $
1.3

million reclassified as a decrease to interest expense within the next 12 months.
At December 31, 2022 and 2021, the Company had a collateral liability of

$
5.8

million and $
2.0

million, respectively.
Note 6
PREMISES AND EQUIPMENT
The composition of the Company’s

premises and equipment at December 31 was as follows:
(Dollars in Thousands) 2022 2021
Land $
22,847
$
23,575
Buildings
109,849
110,503
Fixtures and Equipment
59,627
57,010
Total Premises and Equipment
192,323
191,088
Accumulated Depreciation
(110,185)
(107,676)
Premises and Equipment, Net $
82,138
$
83,412
Depreciation expense for the above premises and equipment was approximately

$
7.6

million, $
7.6

million, and $
7.0

million in
2022, 2021, and 2020, respectively
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
one

to
forty-three years
.

The
Company’s leases are not

complex and do not contain residual value guarantees, variable lease payments, or significant
assumptions or judgments made in applying the requirements of ASC Topic

842.

Operating leases with an initial term of 12
months or less are not recorded on the Consolidated Statement of Financial Condition

and the related lease expense is recognized
on a straight-line basis over the lease term.

At December 31, 2022, ROU assets and liabilities were $
22.3

million and $
22.7
million, respectively.

At December 31, 2021, the operating lease ROU assets and liabilities were $
11.5

million and $
12.2

million,
respectively.

The Company does not have any finance leases or any significant lessor agreements.
The table below summarizes our lease expense and other information at December 31, related to the Company’s

operating leases:

(Dollars in Thousands) 2022 2021 2020
Operating lease expense
$
1,719
$
1,445
$
1,018
Short-term lease expense
658
663
530
Total lease expense $
2,377
$
2,108
$
1,548
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
$
1,937
$
1,609
$
1,174
Right-of-use assets obtained in exchange for new operating lease liabilities
12,475
784
11,101
Weighted-average

remaining lease term — operating leases (in years)
19.5
25.3
25.4
Weighted-average

discount rate — operating leases
3.1
%
2.0
%
2.1
%
The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) December 31, 2022
2022 $
2,482
2023
2,307
2024
2,089
2025
2,013
2026
1,939
2027 and thereafter
18,922
Total $
29,752
Less: Interest
(7,086)
Present Value

of Lease Liability
$
22,666
At December 31, 2022, the Company had three additional operating lease obligations for banking offices that have not yet
commenced.

The first lease has payments totaling $
1.9

million based on the initial contract term of
15

years, the second has
payments totaling $
1.4

million based on the initial contract term of
10

years, and the third has payments totaling $
0.1

million
based on the initial contract term of
5

years.

Payments for all three banking offices are expected to commence during the first
quarter of 2023.

A related party is the lessor in an operating lease with the Company.

The Company’s minimum payment

is $
0.2

million annually
through 2042, and will reprice at annual fair market rental value until 2052,

for an aggregate remaining obligation of $
2.4

million
at December 31, 2022.
Note 8
GOODWILL AND OTHER INTANGIBLES
At December 31, 2022 and 2021, the Company had goodwill of $
91.8

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
On April 30, 2021, CCSW acquired substantially all of the assets of SWG, including advisory, service,

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

life) of
$
1.6

million.

Amortization expense related to the customer relationship intangible totaled $
0.2

million and $
0.1

million in 2022
and 2021, respectively.

The current intangible asset balance as of December 31, 2022 and December 31, 2021 was $
1.3

million
and $
1.6

million, respectively. The estimated

amortization expense for each of the nine succeeding fiscal years is $
0.2

million per
year.
During the fourth quarter of 2022, the Company performed its annual goodwill impairment testing and determined that
no
goodwill impairment existed at December 31, 2022 and
no

goodwill impairment existed at December 31, 2021.

The Company
will continue to evaluate goodwill for impairment as defined by ASC Topic

350.

Note 9
OTHER REAL ESTATE

OWNED
The following table presents other real estate owned activity at December 31,
(Dollars in Thousands) 2022 2021 2020
Beginning Balance $
17
$
808
$
953
Additions
2,398
1,717
2,297
Valuation

Write-Downs
(11)
(31)
(792)
Sales
(1,973)
(2,809)
(1,650)
Other
-
332
-
Ending Balance $
431
$
17
$
808
Net expenses applicable to other real estate owned for the three years ended December

31, was as follows:
(Dollars in Thousands) 2022 2021 2020
Gains from the Sale of Properties $
(480)
$
(1,711)
$
(1,218)
Losses from the Sale of Properties
47
18
33
Rental Income from Properties
(21)
-
-
Property Carrying Costs
106
174
497
Valuation

Adjustments
11
31
792
Total $
(337)
$
(1,488)
$
104
Note 10
DEPOSITS
The composition of the Company’s

interest bearing deposits at December 31 was as follows:
(Dollars in Thousands) 2022 2021
NOW Accounts $
1,290,494
$
1,070,154
Money Market Accounts
267,383
274,611
Savings Deposits
637,374
599,811
Time Deposits
90,446
99,374
Total Interest Bearing

Deposits
$
2,285,697
$
2,043,950
At December 31, 2022 and 2021, $
1.1

million in overdrawn deposit accounts were reclassified as loans.
The amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $
11.1

million and $
10.0

million at
December 31, 2022 and 2021, respectively.
At December 31, the scheduled maturities of time deposits were as follows:
(Dollars in Thousands) 2022
2023 $
69,221
2024
10,284
2025
5,122
2026
1,737
2027
4,082
Total $
90,446

Interest expense on deposits for the three years ended December 31, was as follows:
(Dollars in Thousands) 2022 2021 2020
NOW Accounts $
2,800
$
294
$
930
Money Market Accounts
203
134
223
Savings Deposits
309
263
207
Time Deposits < $250,000
129
145
179
Time Deposits > $250,000
3
3
9
Total Interest Expense $
3,444
$
839
$
1,548
Note 11
SHORT-TERM BORROWINGS
Short-term borrowings included the following:
(Dollars in Thousands)
Federal Funds
Purchased
Securities

Sold Under
Repurchase
Agreements (1)
Other

Short-Term
Borrowings (2)
2022
Balance at December 31 $
-
$
6,582
$
50,211
Maximum indebtedness at any month end
-
9,452
50,211
Daily average indebtedness outstanding
2
8,095
32,386
Average rate paid

for the year
3.39
%
0.17
%
5.40
%
Average rate paid

on period-end borrowings
-
%
0.40
%
7.61
%
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
50.1

million at December 31, 2022.
Note 12
LONG-TERM BORROWINGS
Federal Home Loan Bank Advances.

The Company had one FHLB long-term advance totaling $
0.5

million at December 31,
2022.

The advance matures in 2025 and has a rate of 4.80%. The Company had FHLB long-term advances totaling $0.9 million at December 31, 2021 with a weighted-average rate of 3.37%.

The FHLB advances are collateralized by a floating lien on certain
1-4 family residential mortgage loans, commercial real estate mortgage loans,

and home equity mortgage loans.

Interest on the
FHLB advances is paid on a monthly basis.

Scheduled minimum future principal payments on our other long-term borrowings at December 31 were as follows:

(Dollars in Thousands) 2022
2023 $
199
2024
198
2025
116
Total $
513
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

plus a margin of
1.90
%, adjusted quarterly.

Effective
June 30, 2023, in accordance with the trust agreement and the Adjustable Interest

Rate (LIBOR) Act of 2021, LIBOR will be
replaced with 3-month CME term SOFR (secured overnight financing rate) as the interest rate index.

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

At December 31, 2022, the Company has paid all interest payments in full.

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

Capital City Bank Group, Inc. as allowed by Federal Reserve guidelines.

Note 13

INCOME TAXES
The provision for income taxes reflected in the Consolidated Statements of Comprehensive

Income is comprised of the following
components:
(Dollars in Thousands) 2022 2021 2020
Current:
Federal $
10,646
$
12,039
$
8,625
State
1,022
1,044
1,658
11,668
13,083
10,283
Deferred:
Federal
(1,203)
(3,246)
(143)
State
(403)
(10)
130
Change in Valuation

Allowance
23
8
(40)
(1,583)
(3,248)
(53)
Total:
Federal
9,443
8,793
8,482
State
619
1,034
1,788
Change in Valuation

Allowance
23
8
(40)
Total $
10,085
$
9,835
$
10,230
Income taxes provided were different than the tax expense

computed by applying the statutory federal income tax rate of
21
% to
pre-tax income as a result of the following:
(Dollars in Thousands) 2022 2021 2020
Tax Expense at Federal

Statutory Rate
$
10,520
$
10,385
$
11,106
Increases (Decreases) Resulting From:
Tax-Exempt Interest

Income
(248)
(271)
(341)
State Taxes, Net of Federal

Benefit
486
819
1,413
Other
(546)
375
601
Change in Valuation

Allowance
23
8
(40)
Tax-Exempt Cash Surrender

Value

Life Insurance Benefit
(175)
(173)
(173)
Noncontrolling Interest
25
(1,308)
(2,336)
Actual Tax Expense $
10,085
$
9,835
$
10,230
Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting
purposes and for income tax return purposes.

These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.

The net deferred tax asset and the temporary differences comprising that balance at December 31, 2022 and 2021 are as follows:
(Dollars in Thousands) 2022 2021
Deferred Tax Assets Attributable

to:
Allowance for Credit Losses $
6,042
$
5,308
Accrued Pension/SERP
1,530
4,468
State Net Operating Loss and Tax

Credit Carry-Forwards
1,920
1,984
Other Real Estate Owned
917
1,029
Accrued SERP Liability
3,246
2,442
Lease Liability
4,547
2,597
Net Unrealized Losses on Investment Securities
12,499
1,532
Other
3,043
2,325
Total Deferred

Tax Assets
$
33,744
$
21,685
Deferred Tax Liabilities

Attributable to:
Depreciation on Premises and Equipment $
3,382
$
3,208
Deferred Loan Fees and Costs
2,372
2,016
Intangible Assets
3,310
3,276
Accrued Pension Liability
1,043
2,138
Right of Use Asset
4,474
2,453
Investments
469
469
Other
2,842
857
Total Deferred

Tax Liabilities
17,892
14,417
Valuation

Allowance
1,671
1,648
Net Deferred Tax Asset $
14,181
$
5,620
In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of certain state net
operating loss carry-forwards and certain state tax credit carry-forwards expected to expire prior to utilization, will be realized.

Accordingly, a valuation

allowance of $
1.6

million is recorded at December 31, 2022.

At December 31, 2022, the Company had
state loss and tax credit carry-forwards of approximately $
1.9

million, which expire at various dates from
2023

through
2037 .
At December 31, 2022, and December 31, 2021, the Company had
no

material unrecognized gross tax benefits.
It is the Company’s policy to recognize

interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.

There were
no

penalties and interest related to income taxes recorded in the Consolidated
Statements of Income for the years ended December 31, 2022, 2021,

and 2020.

There were
no

amounts accrued in the
Consolidated Statements of Financial Condition for penalties and interest as of December 31, 2022 and 2021.
The Company files a consolidated U.S. federal income tax return and a separate

U.S. federal income tax return for CCHL. Each
subsidiary files various returns in states where its banking offices are located.

The Company is no longer subject to U.S. federal
or state tax examinations for years before 2019.
Note 14
STOCK-BASED COMPENSATION
At December 31, 2022, the Company had three stock-based compensation plans, consisting of the 2021 Associate Incentive Plan
(“AIP”), the 2021 Associate Stock Purchase Plan (“ASPP”), and

the 2021 Director Stock Purchase Plan (“DSPP”).

These plans,
which were approved by the shareowners in April 2021, replaced substantially similar plans approved by the shareowners in
2011.

Total compensation

expense associated with these plans for 2020 through 2022 was $
1.6

million, $
1.6

million, and $
2.3
million, respectively.

AIP.

The AIP allows key associates and directors to earn various forms of equity-based incentive compensation.

Under the AIP,
there were
700,000

shares reserved for issuance.

On an annual basis, the Company, pursuant

to the terms and conditions of the
AIP,

will create an annual incentive plan (“Plan”), under which all participants are eligible to earn performance shares.

Awards
for associates under the 2021 Plan were tied to internally established performance goals.

At base level targets, the grant-date fair
value of the shares eligible to be awarded in 2022 was approximately $
1.1

million.

Approximately
60
% of the award is in the
form of stock and
40
% in the form of a cash bonus.

For 2022, a total of
24,222

shares were eligible for issuance, but additional
shares could be earned if performance exceeded established goals.

A total of
41,460

shares were earned for 2022 that were issued
in January 2023.

For the years ended December 31, 2022 and 2021, Directors earned
11,847

and
10,377

shares, respectively,
under the Plan. The Company recognized expense of $
1.9

million, $
1.2

million and $
1.0

million for the years ended December
31, 2022, 2021 and 2020, respectively,

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

The Company recognized expense of
$
0.2

million, $
0.2

million and $
0.4

million for the years ended December 31, 2022, 2021 and 2020, respectively.

Shares issued
under the plan were
6,849
,
27,915
, and
32,482

for the years ended December 31, 2022, 2021 and 2020, respectively.

A total of
4,909

shares were earned in 2022 that were issued in January 2023.

After deducting the shares earned, but not issued, in 2022 under the AIP and

LTIP,
545,035

shares remain eligible for issuance
under the 2021 AIP.
DSPP.

The Company’s DSPP allows the directors

to purchase the Company’s common

stock at a price equal to
90
% of the
closing price on the date of purchase.

Stock purchases under the DSPP are limited to the amount of the directors’ annual retainer and meeting fees.

Under the DSPP,

there were
300,000

shares reserved for issuance.

The Company recognized $
0.1

million in
expense under the DSPP for the years ended December 31, 2022, 2021 and

2020.

The Company issued shares under the DSPP
totaling
14,977
,
19,362

and
16,119

for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022,
there were
265,661

shares eligible for issuance under the DSPP.
ASPP.

Under the Company’s ASPP,

substantially all associates may purchase the Company’s

common stock through payroll
deductions at a price equal to
90
% of the lower of the fair market value at the beginning or end of each six-month offering period.

Stock purchases under the ASPP are limited to
10
% of an associate’s eligible compensation,

up to a maximum of $
25,000
(fair market value on each enrollment date) in any plan year.

Under the ASPP,

there were
400,000

shares of common stock
reserved for issuance.

The Company recognized $
0.1

million, $
0.1

million and $
0.2

million in expense under the ASPP for the
years ended December 31, 2022, 2021 and 2020, respectively.

The Company issued shares under the ASPP totaling
31,101
,
22,126

and
33,910

for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022,
346,773

shares
remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights
granted under the ASPP was $
4.03

for 2022.

For 2021 and 2020, the weighted average fair value purchase right granted was
$
3.96

and $
5.83
, respectively.

In calculating compensation, the fair value of each stock purchase right was estimated on the date
of grant using the following weighted average assumptions:
2022 2021 2020
Dividend yield
2.4
%
2.5
%
2.4
%
Expected volatility
17.6
%
21.8
%
45.6
%
Risk-free interest rate
1.4
%
0.1
%
0.9
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

(Dollars in Thousands) 2022 2021 2020
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
172,508
$
212,566
$
180,830
Service Cost
6,289
6,971
5,828
Interest Cost
4,665
4,885
5,612
Actuarial (Gain) Loss
(39,962)
(14,934)
32,172
Benefits Paid
(2,139)
(2,087)
(11,677)
Expenses Paid
(416)
(259)
(260)
Settlements
(32,794)
(34,634)
-
Special/Contractual Termination

Benefits
-
-
61
Projected Benefit Obligation at End of Year $
108,151
$
172,508
$
212,566
Change in Plan Assets:
Fair Value

of Plan Assets at Beginning of Year
$
165,274
$
171,775
$
161,646
Actual Return on Plan Assets
(25,649)
30,479
17,066
Employer Contributions
-
-
5,000
Benefits Paid
(2,139)
(2,087)
(11,677)
Expenses Paid
(416)
(259)
(260)
Settlements
(32,794)
(34,634)
-
Fair Value

of Plan Assets at End of Year
$
104,276
$
165,274
$
171,775
Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities $
3,875
$
7,234
$
40,791
Accumulated Benefit Obligation at End of Year $
91,770
$
149,569
$
177,362
Components of Net Periodic Benefit Costs:
Service Cost $
6,289
$
6,971
$
5,828
Interest Cost
4,665
4,885
5,612
Expected Return on Plan Assets
(10,701)
(11,147)
(10,993)
Amortization of Prior Service Costs
15
15
15
Special/Contractual Termination

Benefits
-
-
61
Net Loss Amortization
1,713
6,764
3,933
Net Loss Settlements
2,321
3,072
-
Net Periodic Benefit Cost $
4,302
$
10,560
$
4,456
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
5.63%
3.11%
2.88%
Rate of Compensation Increase (1)
5.10%
4.40%
4.00%
Measurement Date 12/31/22 12/31/21 12/31/20
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
3.11%
2.88%
3.53%
Expected Return on Plan Assets
6.75%
6.75%
7.00%
Rate of Compensation Increase
(1)
4.40%
4.00%
4.00%
Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)

$
(3,612)
$
(34,265)
$
26,098
Prior Service Cost
(15)
(15)
(15)
Net Loss
(4,034)
(9,836)
(3,933)
Deferred Tax Expense

(Benefit)

1,942
11,183
(5,615)
Other Comprehensive Loss (Gain), net of tax $
(5,719)
$
(32,933)
$
16,535
Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses $
7,653
$
15,300
$
59,400
Prior Service Cost
5
20
35
Deferred Tax Benefit
(1,941)
(3,884)
(15,066)
Accumulated Other Comprehensive Loss, net of tax $
5,717
$
11,436
$
44,369
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.

During 2022 and 2021, lump sum payments made under the Company’s defined benefit pension plan triggered settlement
accounting.

In accordance with applicable accounting guidance for defined benefit plans, the Company recorded settlement
losses of $
2.3

million and $
3.1

million during 2022 and 2021, respectively.

The service cost component of net periodic benefit cost is reflected in compensation expense in the accompanying Consolidated
Statements of Income.

The other components of net periodic cost are included in “other” within the noninterest expense category
in the Consolidated Statements of Income.

See Note 1 – Significant Accounting Policies for additional information.
The Company expects to recognize $
0.9

million of the net actuarial loss reflected in accumulated other comprehensive income at
December 31, 2022 as a component of net periodic benefit cost during 2023.
Plan Assets.
The Company’s pension

plan asset allocation at December 31, 2022 and 2021, and the target asset allocation for
2022 are as follows:
Target Percentage of Plan
Allocation Assets at December 31 (1)
2023 2022 2021
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

Measurements).

(Dollars in Thousands) 2022 2021
Level 1:
U.S. Treasury Securities $
17,264
$
200
Mutual Funds
81,231
156,726
Cash and Cash Equivalents
5,327
6,881
Level 2:
U.S. Government Agency
-
527
Corporate Notes/Bonds
454
940
Total Fair Value

of Plan Assets
$
104,276
$
165,274

Expected Benefit Payments.

At December 31, expected benefit payments related to the defined benefit pension plan were as
follows:
(Dollars in Thousands) 2022
2023 $
9,446
2024
8,896
2025
9,966
2026
9,638
2027
9,270
2028 through 2032
43,323
Total $
90,539
Contributions.

The following table details the amounts contributed to the pension plan in 2022 and 2021, and the expected
amount to be contributed in 2023.
Expected
Contribution
(Dollars in Thousands)
2021 2022
2023 (1)
Actual Contributions $
5,000
$
-
$
-

- $
10,000
(1)

For 2023, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

(Dollars in Thousands) 2022 2021 2020
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
13,534
$
13,402
$
10,244
Service Cost
31
35
31
Interest Cost
315
243
321
Actuarial (Gain) Loss
(2,932)
(146)
1,826
Plan Amendments
-
-
980
Projected Benefit Obligation at End of Year $
10,948
$
13,534
$
13,402
Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities $
10,948
$
13,534
$
13,402
Accumulated Benefit Obligation at End of Year $
10,887
$
12,803
$
12,339
Components of Net Periodic Benefit Costs:
Service Cost $
31
$
35
$
31
Interest Cost
315
243
321
Amortization of Prior Service Cost
277
277
327
Net Loss Amortization
718
970
503
Net Periodic Benefit Cost $
1,341
$
1,525
$
1,182
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
5.45%
2.80%
2.38%
Rate of Compensation Increase (1)
5.10%
4.40%
4.00%
Measurement Date 12/31/22 12/31/21 12/31/20
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
2.80%
2.38%
3.16%
Rate of Compensation Increase (1)
4.40%
4.00%
3.50%
Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial

(Gain) Loss
$
(2,932)
$
(146)
$
1,826
Prior Service (Benefit) Cost
(277)
(219)
895
Net Loss
(718)
(970)
(458)
Deferred Tax Expense

(Benefit)

995
154
(573)
Other Comprehensive (Gain) Loss, net of tax $
(2,932)
$
(1,181)
$
1,690
Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Loss $
(1,775)
$
1,875
$
2,991
Prior Service Cost
151
429
895
Deferred Tax Benefit
412
(584)
(985)
Accumulated Other Comprehensive (Loss) Gain, net of tax $
(1,212)
$
1,720
$
2,901
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.
The Company expects to recognize approximately $
0.5

million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2022 as a component of net periodic benefit cost during 2023.

In June 2023, lump sum retirement distributions to two plan participants will require the application of settlement accounting.

The amount of the settlement charge cannot be determined until the time of cash payment utilizing discount rates at that time.

Expected Benefit Payments . As of December 31, expected benefit payments related to the SERP were as follows:
(Dollars in Thousands) 2022
2023 $
9,182
2024
1,044
2025
18
2026
19
2027
20
2028 through 2032
261
Total $
10,544
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

Matching contributions of
50
% from the Company are made for up to
6
% of the participant’s compensation for

eligible associates.

Further, in addition to the
50
% match, all associates hired after
December 31, 2019 will receive annually a contribution by the Company equal to
3
% of their compensation.

For 2022, the
Company made annual matching contributions of $
1.4

million.

For 2021 and 2020, the Company made annual matching
contributions of $
1.0

million and $
0.8

million, respectively.

The participant may choose to invest their contributions into thirty-
four investment options available to 401(k) participants, including the Company’s common stock.

A total of
50,000

shares of
CCBG common stock have been reserved for issuance.

Shares issued to participants have historically been purchased in the open market.

CCHL has a 401(k) Plan available to all CCHL associates who are employed.

The plan allows participants to contribute any
amount, up to the maximum annual limit allowed by the IRS, of their compensation withheld in any plan year placed in the
401(k) Plan trust account.

A discretionary matching contribution is determined annually by CCHL.

For 2022, 2021, and 2020,
matching contributions were made by CCHL up to
3
% of eligible participant’s compensation

totaling $
0.4

million, $
0.7

million,
and $
0.5

million, respectively.

Other Plans
The Company has a Dividend Reinvestment and Optional Stock Purchase

Plan.

A total of
250,000

shares have been reserved for
issuance.

In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open
market and, thus, the Company did not issue any shares under this plan in 2022,

2021 and 2020.
Note 16
EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:
(Dollars and Per Share Data in Thousands) 2022 2021 2020
Numerator:
Net Income Attributable to Common Shareowners $
40,147
$
33,396
$
31,576
Denominator:
Denominator for Basic Earnings Per Share Weighted

-Average Shares
16,951
16,863
16,785
Effects of Dilutive Securities Stock Compensation

Plans
34
30
37
Denominator for Diluted Earnings Per Share Adjusted Weighted

-Average

Shares and Assumed Conversions
16,985
16,893
16,822
Basic Earnings Per Share $
2.37
$
1.98
$
1.88
Diluted Earnings Per Share $
2.36
$
1.98
$
1.88

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

Considerations – Capital Regulations” section on page 15.
Management believes, at December 31, 2022 and 2021, that the Company and the Bank meet all capital adequacy requirements to
which they are subject.

At December 31, 2022, the most recent notification from the Federal Deposit Insurance

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

The Company and Bank’s actual capital

amounts and ratios at December 31, 2022 and 2021 are
presented in the following table.

To Be Well

-
Capitalized Under
Required Prompt
For Capital Corrective
Actual Adequacy Purposes Action Provisions
(Dollars in Thousands) Amount Ratio Amount Ratio Amount Ratio
2022
Common Equity Tier 1:
CCBG
$

342,246
12.64%
$
121,805
4.50%
* *
CCB
365,616
13.51%
121,812
4.50%
$
175,950
6.50%
Tier 1 Capital:
CCBG

393,246
14.53%
162,406
6.00%
* *
CCB
365,616
13.51%
162,415
6.00%
216,554
8.00%
Total

Capital:
CCBG
420,099
15.52%
216,542
8.00%
* *
CCB
392,469
14.50%
216,554
8.00%
270,692
10.00%
Tier 1 Leverage:
CCBG
393,246
9.06%
173,546
4.00%
* *
CCB
365,616
8.43%
173,505
4.00%
216,881
5.00%
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

In 2023, the bank subsidiary may declare dividends without regulatory approval of
$
47.0

million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2023 up to the date of any such
dividend declaration.

Note 18
ACCUMULATED OTHER

COMPREHENSIVE INCOME (LOSS)
FASB Topic

ASC 220, “Comprehensive Income” requires that certain transactions and other economic events that bypass the
Consolidated Statements of Income be displayed as other comprehensive income.

Total comprehensive income

is reported in
the Consolidated Statements of Comprehensive Income (net of

tax) and Changes in Shareowners’ Equity (net of tax).

The following table shows the amounts allocated to accumulated other comprehensive income (loss).
Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive

(Dollars in Thousands)
for Sale Swap Plans (Loss) Income
Balance as of January 1, 2022 $
(4,588)
$
1,530
$
(13,156)
$
(16,214)
Other comprehensive (loss) income during the period
(32,761)
3,095
8,651
(21,015)
Balance as of December 31, 2022 $
(37,349)
$
4,625
$
(4,505)
$
(37,229)
Balance as of January 1, 2021 $
2,700
$
428
$
(47,270)
$
(44,142)
Other comprehensive income (loss) during the period
(7,288)
1,102
34,114
27,928
Balance as of December 31, 2021 $
(4,588)
$
1,530
$
(13,156)
$
(16,214)
Balance as of January 1, 2020 $
864
$
-
$
(29,045)
$
(28,181)
Other comprehensive income (loss) during the period
1,836
428
(18,225)
(15,961)
Balance as of December 31, 2020 $
2,700
$
428
$
(47,270)
$
(44,142)
Note 19
RELATED PARTY

TRANSACTIONS
At December 31, 2022 and 2021, certain officers and directors were indebted to the Bank in the aggregate amount of $
7.3

million
and $
3.8

million, respectively.

During 2022 and 2021, $
8.5

million and $
2.4

million in new loans were made and repayments
totaled $
5.0

million and $
2.9

million, respectively.

These loans were all current at December 31, 2022 and 2021.
Deposits from certain directors, executive officers, and

their related interests totaled $
66.3

million and $
50.1

million at December
31, 2022 and 2021, respectively.
Under a lease agreement expiring in 2052
, the Bank leases land from a partnership in which William G. Smith,

Jr. has an interest.

The lease agreement with Smith Interests General Partnership L.L.P.

provides for annual lease payments of approximately $
0.2
million, to be adjusted for inflation in future years.
William G. Smith, III, the son of our Chairman,

President and Chief Executive Officer,

William G. Smith, Jr.,

is employed as
President, North Florida Region at Capital City Bank.

In 2022, William G. Smith, III’s

total compensation (consisting of annual
base salary, annual bonus,

and stock-based compensation) was determined in accordance with the Company’s standard
employment and compensation practices applicable to associates with similar responsibilities and positions.

Note 20
OTHER NONINTEREST EXPENSE
Components of other noninterest expense in excess of
1
% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.
(Dollars in Thousands) 2022 2021 2020
Legal Fees $
1,413
$
1,411
$
1,570
Professional Fees
5,437
5,633
4,863
Telephone
2,851
2,975
2,869
Advertising
3,208
2,683
2,998
Processing Services
6,534
6,569
5,832
Insurance – Other
2,409
2,096
1,607
Pension – Other
(3,043)
1,913
(216)
Pension – Settlement
2,321
3,072
-
Other
15,582
10,754
11,500
Total $
36,712
37,106
31,023
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
2022 2021
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit (1) $
243,614
$
531,873
$
775,487
$
217,531
$
505,897
$
723,428
Standby Letters of Credit
5,619
-
5,619
5,205
-
5,205
Total $
249,233
$
531,873
$
781,106
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

(Dollars in Thousands) 2022 2021 2020
Beginning Balance $
2,897
$
1,644
$
157
Impact of Adoption of ASC 326
-
-
876
Provision for Credit Losses
92
1,253
611
Ending Balance $
2,989
$
2,897
$
1,644
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
7.0

million in a solar tax credit equity
fund.

At December 31, 2022, the Company had contributed $
0.2

million of the bank tech commitment and $
1.0

million of the
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

Payments during
2022 totaled $
0.9

million.

Payments totaled $
0.8

million and $
0.7

million for the years 2021 and 2020, respectively.

At
December 31, 2022, there was $
0.1

million payable.

There was $
0.1

million payable December 31, 2021.
Note 22
FAIR VALUE

MEASUREMENTS
The fair value of an asset or liability is the exchange price that would be received were the Bank to sell that asset or paid to
transfer that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the
absence of a principal market) for such asset or liability.

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
Securities Available for Sale.

U.S. Treasury securities are reported

at fair value utilizing Level 1 inputs.

Other securities
classified as available-for-sale are reported at fair value utilizing Level 2 inputs.

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

Mortgage Banking Derivative Instruments.
The fair values of IRLCs are derived by valuation models incorporating market
pricing for instruments with similar characteristics, commonly referred to as best execution pricing, or investor commitment
prices for best effort IRLCs which have unobservable inputs, such as an estimate of the fair value of the servicing rights expected
to be recorded upon sale of the loans,

net estimated costs to originate the loans, and the pull-through rate, and are therefore classified as Level 3 within the fair value hierarchy.

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
the period.

At December 31, 2022 and 2021, there was $
0.1

million payable.

A summary of fair values for assets and liabilities at December 31 consisted of the following:

(Dollars in Thousands)
Level 1 Level 2 Level 3
Total

Fair
Inputs Inputs Inputs Value
2022
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
22,050
$
-
$
-
$
22,050
U.S. Government Agency
-
186,052
-
186,052
States and Political Subdivisions
-
40,329
-
40,329
Mortgage-Backed Securities
-
69,405
-
69,405
Corporate Debt Securities
-
88,236
-
88,236
Loans Held for Sale
-
54,635
-
54,635
Interest Rate Swap Derivative
-
6,195
-
6,195
Mortgage Banking Hedge Derivative
-
187
-
187
Mortgage Banking IRLC Derivative
-
-
819
819
2021
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
187,868
$
-
$
-
$
187,868
U.S. Government Agency
-
237,578
-
237,578
State and Political Subdivisions
-
46,980
-
46,980
Mortgage-Backed Securities
-
88,869
-
88,869
Corporate Debt Securities
-
86,222
-
86,222
Loans Held for Sale
-
52,532
-
52,532
Interest Rate Swap Derivative
-
2,050
-
2,050
Mortgage Banking IRLC Derivative
-
-
1,258
1,258
LIABILITIES:
Mortgage Banking Hedge Derivative $
-
$
7
$
-
$
7
Mortgage Banking Activities.

The Company had Level 3 issuances and transfers of $
15.4

million and $
28.5

million, respectively
for the year ended December 31, 2022 related to mortgage banking activities.

The Company had Level 3 issuances and transfers
of $
31.3

million and $
47.7

million, respectively, for

the year ended December 31, 2021.

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

Valuation

techniques are consistent with those
techniques applied in prior periods.

Collateral dependent loans had a carrying value of $
0.7

million with a valuation allowance of
$
0.1

million at December 31, 2022.

Collateral dependent loans had a carrying value of $
2.8

million with a valuation allowance of
$
0.2

million at December 31, 2021.

Other Real Estate Owned
.

During 2022 and 2021, certain foreclosed assets, upon initial recognition, were measured and reported
at fair value through a charge-off to the allowance

for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

At December 31, 2022 and 2021, these assets were recorded at fair value, which is determined by an independent
valuation or professional appraisal in conformance with banking regulations.

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

Fair value is determined by a third-party valuation
model using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk
characteristics of the underlying loans (predominantly loan type and note interest rate).

The fair value is estimated using Level 3
inputs, including a discount rate, weighted average prepayment speed,

and the cost of loan servicing.

Further detail on the key
inputs utilized are provided in Note 4 – Mortgage Banking Activities.

At December 31, 2022 and 2021, there was
no

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

A summary of estimated fair values of significant financial instruments at December

31 consisted of the following:
2022
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
72,114
$
72,114
$
-
$
-
Short-Term Investments
528,536
528,536
-
-
Investment Securities, Held to Maturity
660,774
431,733
180,968
-
Equity Securities
(1)
10
-
10
-
Other Equity Securities (2)
2,848
-
2,848
-
Mortgage Servicing Rights
6,067
-
-
8,503
Loans, Net of Allowance for Credit Losses
2,500,444
-
-
2,357,533
LIABILITIES:
Deposits $
3,939,317
$
-
$
3,310,383
$
-
Short-Term

Borrowings
56,793
-
56,793
-
Subordinated Notes Payable
52,887
-
45,763
-
Long-Term Borrowings
513
-
513
-
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
Parent Company Statements of Financial Condition
(Dollars in Thousands, Except Per Share

Data)
2022 2021
ASSETS
Cash and Due From Subsidiary Bank $
42,737
$
25,768
Equity Securities
199
120
Investment in Subsidiary Bank
411,627
415,580
Goodwill and Other Intangibles
3,998
4,158
Other Assets
11,297
7,866
Total Assets $
469,858
$
453,492

LIABILITIES
Subordinated Notes Payable
52,887
52,887
Other Liabilities
22,955
17,439
Total Liabilities $
75,842
$
70,326

SHAREOWNERS’ EQUITY
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,986,785

and
16,892,060

shares
issued and outstanding at December 31, 2022 and 2021, respectively
170
169
Additional Paid-In Capital
37,331
34,423
Retained Earnings
393,744
364,788
Accumulated Other Comprehensive Loss, Net of Tax
(37,229)
(16,214)
Total Shareowners’

Equity
394,016
383,166
Total Liabilities and Shareowners’

Equity
$
469,858
$
453,492

The operating results of the parent company for the three years ended December

31 are shown below:
Parent Company Statements of Operations
(Dollars in Thousands) 2022 2021 2020
OPERATING INCOME
Income Received from Subsidiary Bank:
Administrative Fees $
5,396
$
5,516
$
6,068
Dividends
23,000
10,000
21,000
Other Income
253
174
193
Total Operating

Income
28,649
15,690
27,261

OPERATING EXPENSE
Salaries and Associate Benefits
5,034
3,558
3,418
Interest on Subordinated Notes Payable
1,652
1,233
1,514
Professional Fees
616
1,113
1,079
Advertising

232
134
140
Legal Fees
370
589
456
Other
2,186
2,087
1,673
Total Operating

Expense
10,090
8,714
8,280
Earnings Before Income Taxes

and Equity in Undistributed
Earnings of Subsidiary Bank
18,559
6,976
18,981
Income Tax Benefit
(661)
(717)
(406)
Earnings Before Equity in Undistributed Earnings of Subsidiary Bank
19,220
7,693
19,387
Equity in Undistributed Earnings of Subsidiary Bank
20,927
25,703
12,189
Net Income Attributable to Common Shareowners $
40,147
$
33,396
$
31,576

The cash flows for the parent company for the three years ended December 31 were as follows:
Parent Company Statements of Cash Flows
(Dollars in Thousands) 2022 2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net Income Attributable to Common Shareowners $
40,147
$
33,396
$
31,576
Adjustments to Reconcile Net Income to Net Cash Provided By

Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank
(20,927)
(25,703)
(12,189)
Stock Compensation
1,278
843
892
Amortization of Intangible Asset
160
107
-
Increase in Other Assets
(336)
(21)
(217)
Increase in Other Liabilities
5,847
3,131
1,900
Net Cash Provided By Operating Activities $
26,169
$
11,753
$
21,962
CASH FROM INVESTING ACTIVITIES:
Purchase of Equity Securities $
(79)
$
(120)
$
-
Net Cash Paid for Acquisition
-
(4,482)
-
Decrease (Increase) in Investment in Subsidiaries
770
(10,770)
-
Net Cash Provided by (Used in) Investing Activities $
691
$
(15,372)
$
-
CASH FROM FINANCING ACTIVITIES:
Repayment of Long-Term

Borrowings
-
(900)
(600)
Dividends Paid
(11,191)
(10,459)
(9,567)
Issuance of Common Stock Under Compensation Plans
1,300
1,028
1,041
Payments to Repurchase Common Stock
-
-
(2,042)
Net Cash Used In Financing Activities $
(9,891)
$
(10,331)
$
(11,168)
Net Increase (Decrease) in Cash
16,969
(13,950)
10,794
Cash at Beginning of Year
25,768
39,718
28,924
Cash at End of Year $
42,737
$
25,768
$
39,718

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.

Controls and Procedures
Evaluation of Disclosure Controls

and Procedures
.

At December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated

the effectiveness
of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934). Based upon
that evaluation, our Chief Executive Officer and Chief

Financial Officer each concluded that at December 31, 2022,

the end of the
period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.
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
Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway

Commission
(2013 framework) (the COSO criteria).

Based on this evaluation under the framework in Internal Control - Integrated
Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is
defined in Securities Exchange Act of 1934 Rule 13a-15(f), at December 31, 2022.

FORVIS, LLP (f/k/a

BKD, LLP), an independent registered public accounting firm, has audited our consolidated financial
statements as of and for the year ended December 31, 2022, and opined as to the effectiveness of internal control over financial reporting at December 31, 2022, as stated in its report, which is included herein on page 117.
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

Board of Directors and Audit Committee

Capital City Bank Group, Inc.
Tallahassee, Florida
Opinion on the Internal Control over Financial Reporting
We have audited

Capital City Bank Group, Inc.’s (the “Company”)

internal control over financial reporting as of December 31,
2022, based on criteria established in Internal Control – Integrated Framework: (2013)

issued by the Committee of Sponsoring
Organizations of the Treadway

Commission (COSO). In our opinion, the Company maintained, in all material respects, effective
internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control – Integrated
Framework: (2013)
issued by COSO.

We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the years
in the two-year period ended December 31, 2022, and our report dated March

1, 2023, expressed an unqualified opinion on those
financial statements.
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
FORVIS, LLP (Formerly,

BKD, LLP)
Little Rock, Arkansas
March 1, 2023

Item 9B.

Other Information
None.
Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.

Directors, Executive Officers, and Corporate Governance
Incorporated herein by reference to the sections entitled “Proposal No.

1 – Election of Directors”, “Corporate Governance at
Capital City,” “Share Ownership,”

and “Board Committee Membership” in the Registrant’s

Proxy Statement relating to its
Annual Meeting of Shareowners to be held April 25, 2023.
Item 11.

Executive Compensation
Incorporated herein by reference to the sections entitled “Compensation

Discussion and Analysis,” “Executive Compensation,”
and “Director Compensation” in the Registrant’s

Proxy Statement relating to its Annual Meeting of Shareowners to be held April
25, 2023.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Shareowners Matters.

Information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections
captioned “Share Ownership” and “Equity Compensation Plan Information”

in the Registrant’s Proxy Statement relating to its
Annual Meeting of Shareowners to be held April 25, 2023.

Item 13.

Certain Relationships and Related Transactions,

and Director Independence
Incorporated herein by reference to the sections entitled “Transactions

With Related Persons” and “Corporate Governance

at
Capital City” in the Registrant’s Proxy

Statement relating to its Annual Meeting of Shareowners to be held April 25, 2023.

Item 14.

Principal Accountant Fees and Services
Incorporated herein by reference to the section entitled “Audit Committee Matters”

in the Registrant’s Proxy Statement

relating to
its Annual Meeting of Shareowners to be held April 25, 2023.

PART

IV
Item 15.

Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at the End of Fiscal Years

2022 and 2021

Consolidated Statements of Income for Fiscal Years

2022, 2021, and 2020

Consolidated Statements of Comprehensive Income for Fiscal Years

2022, 2021, and 2020
Consolidated Statements of Changes in Shareowners’ Equity for

Fiscal Years

2022, 2021, and 2020

Consolidated Statements of Cash Flows for Fiscal Years

2022, 2021, and 2020

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
10.6
Form of Participant Agreement for Long-Term Incentive Plan.**
14
Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial
Officers - incorporated herein by reference to Exhibit 14 of the Registrant's Form 8-K (filed 3/11/05)
(No. 0-13358).
21
Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2022.**

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

Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on March 1, 2023, on its behalf by the undersigned,

thereunto duly authorized.
CAPITAL CITY

BANK GROUP,

INC.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2023 by the
following persons in the capacities indicated.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on March 1, 2023, on its behalf by the undersigned, thereunto duly authorized.
Directors:

/s/ Robert Antoine

/s/ J. Everitt Drew

Robert Antoine

J. Everitt Drew

/s/ Thomas A. Barron

/s/ Eric Grant

Thomas A. Barron

Eric Grant

/s/ William Butler

/s/ Laura Johnson

William Butler

Laura Johnson

/s/ Stanley W. Connally,

Jr.

/s/ John G. Sample, Jr.

Stanley W.

Connally, Jr

John G. Sample, Jr
/s/ Marshall M. Criser III /s/ William G. Smith, Jr.

Marshall M. Criser III

William G. Smith, Jr.
/s/ Kimberly Crowell /s/ Ashbel C. Williams

Kimberly Crowell

Ashbel C. Williams

/s/ Bonnie Davenport

Bonnie Davenport