Form 10-Q
period 2023-03-31
CAPITAL CITY BANK GROUP INC
filed 2023-05-01
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2023
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
At April 28, 2023,
17,021,748

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2023
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – March 31, 2023 and December 31, 2022 4
Consolidated Statements of Income – Three Months Ended March 31, 2023 and 2022 5
Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2023 and 2022 6
Consolidated Statements of Changes in Shareowners’ Equity – Three Months Ended March 31, 2023 and 2022 7
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2023 and 2022 8
Notes to Consolidated Financial Statements 9

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

31, 2022

(the “2022 Form

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
● legislative or regulatory changes;
● adverse developments in the financial services industry generally, such as the recent bank failures and any related impact on depositor behavior;

● the effects of changes in the level of checking or savings account deposits and the competition for deposits on our funding costs, net interest margin and ability to replace maturing deposits and advances, as necessary;

● the effects of actions taken by governmental agencies to stabilize the recent volatility in the financial system and the effectiveness of such actions;

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

PART

I.

FINANCIAL INFORMATION
Item 1.
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(Unaudited)
March 31, December 31,
(Dollars in Thousands, Except Par Value) 2023

2022
ASSETS

Cash and Due From Banks $
84,549
$
72,114
Federal Funds Sold and Interest Bearing Deposits

303,403

528,536
Total Cash and Cash Equivalents

387,952

600,650

Investment Securities, Available

for Sale, at fair value (amortized cost of $
438,068

and $
455,232
)

402,943

413,294
Investment Securities, Held to Maturity (fair value of $
612,200

and $
612,701
)

651,755

660,744
Equity Securities
1,883

10
Total Investment

Securities

1,056,581

1,074,048

Loans Held For Sale, at fair value
55,118

54,635

Loans Held for Investment
2,636,884

2,525,180
Allowance for Credit Losses

(26,507)

(24,736)
Loans Held for Investment, Net

2,610,377

2,500,444

Premises and Equipment, Net

82,055

82,138
Goodwill and Other Intangibles

93,053

93,093
Other Real Estate Owned
13
431
Other Assets

124,593

120,519
Total Assets $
4,409,742
$
4,525,958

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,601,388
$
1,653,620
Interest Bearing Deposits

2,222,532

2,285,697
Total Deposits

3,823,920

3,939,317

Short-Term

Borrowings

26,632
56,793
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

463
513
Other Liabilities

85,878
73,675
Total Liabilities
3,989,780
4,123,185
Temporary Equity
8,722
8,757

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
17,021,748

and
16,986,785

shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively
170
170
Additional Paid-In Capital

37,512
37,331
Retained Earnings

405,634
393,744
Accumulated Other Comprehensive Loss, net of tax

(32,076)
(37,229)
Total Shareowners’ Equity

411,240
394,016
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,409,742
$
4,525,958
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands, Except Per Share

Data)
2023 2022
INTEREST INCOME
Loans, including Fees $
34,880
$
22,133
Investment Securities:
Taxable Securities
4,912
2,890
Tax Exempt Securities
12
6
Federal Funds Sold and Interest Bearing Deposits
4,111
409
Total Interest Income
43,915
25,438
INTEREST EXPENSE
Deposits
2,488
224
Short-Term

Borrowings
461
192
Subordinated Notes Payable
571
317
Other Long-Term

Borrowings
6
9
Total Interest Expense
3,526
742
NET INTEREST INCOME
40,389
24,696
Provision for Credit Losses
3,130
-
Net Interest Income After Provision for Credit Losses
37,259
24,696
NONINTEREST INCOME
Deposit Fees
5,239
5,191
Bank Card Fees
3,726
3,763
Wealth Management

Fees
3,928
6,070
Mortgage Banking Revenues
6,995
8,946
Other
2,360
1,848
Total Noninterest

Income
22,248
25,818
NONINTEREST EXPENSE
Compensation
25,636
24,856
Occupancy, Net
6,762
6,093
Other
8,057
8,284
Total Noninterest

Expense
40,455
39,233
INCOME BEFORE INCOME TAXES
19,052
11,281
Income Tax Expense
4,133
2,235
NET INCOME $
14,919
$
9,046
Loss (Income) Attributable to Noncontrolling Interests
35
(591)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,954
$
8,455
BASIC NET INCOME PER SHARE $
0.88
$
0.50
DILUTED NET INCOME PER SHARE $
0.88
$
0.50
Average Basic Shares

Outstanding
17,016
16,931
Average Diluted

Shares Outstanding
17,045
16,946
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended
March 31,
(Dollars in Thousands) 2023 2022
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,954
$
8,455
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
6,808
(25,448)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
865
3
Derivative:
Change in net unrealized (loss) gain on effective cash flow

derivative
(801)
1,836
Benefit Plans:
Pension Settlement
-
209
Total Benefit Plans
-
209
Other comprehensive income (loss), before

tax
6,872
(23,400)
Deferred tax expense (benefit) related to other comprehensive income
1,719
(5,871)
Other comprehensive income (loss), net of tax
5,153
(17,529)
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
20,107
$
(9,074)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, January 1, 2023
16,986,785
$
170
$
37,331
$
393,744
$
(37,229)
$
394,016
Net Income Attributable to Common Shareowners
-
-
-
14,954
-
14,954
Other Comprehensive Income, net of tax -
-
-
-
5,153
5,153
Cash Dividends ($
0.1800

per share)
-
-
-
(3,064)
-
(3,064)
Repurchase of Common Stock
(25,241)
-
(819)
-
-
(819)
Stock Based Compensation
-
-
536
-
-
536
Stock Compensation Plan Transactions, net
60,204
-
464
-
-
464
Balance, March 31, 2023
17,021,748
$
170
$
37,512
$
405,634
$
(32,076)
$
411,240
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
(33,743)
$
372,145
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands) 2023 2022
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
14,954
$
8,455
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
3,130
-

Depreciation
1,969
1,907

Amortization of Premiums, Discounts and Fees, net
1,080
2,907

Amortization of Intangible Asset
40
40

Pension Plan Settlement Charge
-
209

Originations of Loans Held-for-Sale
(212,085)
(246,887)

Proceeds From Sales of Loans Held-for-Sale
218,597
257,550

Mortgage Banking Revenues
(6,995)
(8,946)

Net Additions for Capitalized Mortgage Servicing Rights
(633)
227

Stock Compensation
536
245

Net Tax Benefit From Stock-Based

Compensation
-
(19)

Deferred Income Taxes
(747)
(6,167)

Net Change in Operating Leases
(3)
(27)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,858)
-

Net Decrease (Increase) in Other Assets
(4,349)
1,441

Net Increase in Other Liabilities
12,471
7,036
Net Cash Provided By Operating Activities
26,107
17,971
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
-
(194,448)

Proceeds from Payments, Maturities, and Calls
8,820
14,441
Securities Available for

Sale:

Purchases
(2,017)
(25,139)

Proceeds from Sale of Securities
-
3,365

Proceeds from Payments, Maturities, and Calls
16,559
24,824
Purchases of Loans Held for Investment
(121,029)
(26,713)
Net Decrease (Increase) in Loans Held for Investment
7,376
(28,405)
Proceeds From Sales of Other Real Estate Owned
2,699
-
Purchases of Premises and Equipment
(1,886)
(1,013)
Noncontrolling Interest Contributions
-
1,838
Net Cash Used In Investing Activities
(89,478)
(231,250)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits
(115,397)
52,645
Net Decrease in Short-Term

Borrowings
(30,161)
(3,692)
Repayment of Other Long-Term

Borrowings
(50)
(78)
Dividends Paid
(3,064)
(2,712)
Payments to Repurchase Common Stock
(819)
-
Proceeds from Issuance of Common Stock Under Purchase Plans
164
190
Net Cash (Used In) Provided by Financing Activities
(149,327)
46,353
NET DECREASE IN CASH AND CASH EQUIVALENTS
(212,698)
(166,926)
Cash and Cash Equivalents at Beginning of Period

600,650
1,035,354
Cash and Cash Equivalents at End of Period

$
387,952
$
868,428
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,723
$
715

Income Taxes Paid
$
7,466
$
20
Noncash Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned
$
423
$
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

The Consolidated Statement of Financial Condition at December

31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for
complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the
Company’s annual report

on Form 10-K for the year ended December 31, 2022.
Accounting Standards Updates
Adoption of New Accounting Standard,

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2022-02,
“Financial Instruments – Credit Losses (Topic

326), Troubled Debt Restructurings and Vintage

Disclosures.” ASU 2022-02 eliminates
the accounting guidance for troubled debt restructurings in Accounting

Standards Codification (“ASC”) 310-40, “Receivables -
Troubled Debt Restructurings by Creditors

”

for entities that have adopted the current expected credit loss model introduced by ASU
2016-13, “Financial Instruments – Credit Losses (Topic

326), Measurement of Credit Losses on Financial Instruments.”

ASU 2022-
02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial

Instruments—Credit Losses—Measured at Amortized
Cost.”
Proposed Accounting Standards ,
ASU

2023-01, “Leases (Topic

842)
:

Common Control Arrangements.” ASU 2023-01 requires
entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group.
ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. ASU 2023-
01 will be effective for us on January 1, 2024, though early adoption is permitted. The Company is evaluating the effect that ASU
2023-01 will have on its consolidated financial statements and related disclosures.
ASU No.

2023-02, “Investments—Equity Method and Joint Ventures

(Topic

323)
: Accounting for Investments in Tax

Credit
Structures Using the Proportional Amortization Method.” ASU 2023-02

is intended to improve the accounting and disclosures for
investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the
proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously,

this method was
only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 will be effective for us on January 1, 2024, though early adoption is permitted.

The Company is evaluating the effect that ASU 2023-02 will have on its consolidated financial statements and related disclosures.

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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
March 31, 2023
U.S. Government Treasury $
23,984
$
-
$
1,611
$
-
$
22,373
U.S. Government Agency
184,294
127
10,131
-
174,290
States and Political Subdivisions
47,143
7
5,663
(8)
41,479
Mortgage-Backed Securities (1)
79,148
3
10,137
-
69,014
Corporate Debt Securities
96,144
34
7,718
(28)
88,432
Other Securities (2)
7,355
-
-
-
7,355
Total

$
438,068
$
171
$
35,260
$
(36)
$
402,943
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
413,294
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
March 31, 2023
U.S. Government Treasury $
457,446
$
-
$
20,272
$
437,174
Mortgage-Backed Securities (1)
194,309
19
19,302
175,026
Total

$
651,755
$
19
$
39,574
$
612,200
December 31, 2022
U.S. Government Treasury $
457,374
$
-
$
25,641
$
431,733
Mortgage-Backed Securities (1)
203,370
8
22,410
180,968
Total

$
660,744
$
8
$
48,051
$
612,701
(1)

Comprised of residential mortgage-backed

securities
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock,

recorded at cost of $
2.3

million and $
5.1

million,
respectively,

at March 31, 2023 and $
2.1

million and $
5.1

million, respectively,

at December 31, 2022.
At March 31, 2023 and December 31, 2022, the investment portfolio had $
1.9

million and $
0.01

million, respectively in equity
securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
660.1

million and $
656.1

million at March 31, 2023 and December 31, 2022, respectively,

were
pledged to secure public deposits and for other purposes.
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

The net unamortized, unrealized loss on the transferred securities included in accumulated
other comprehensive loss in the accompanying balance sheet at March

31, 2023 totaled $
7.1

million.

This amount will continue to be
amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the
yield on those securities.
Investment Sales.
There were no significant sales of investment securities for the three months ended

March 31, 2023 and $
3.4

million
in sales of investment securities for the three months ended March 31, 2022.
Maturity Distribution
.

At March 31, 2023, the Company’s

investment securities had the following maturity distribution based on
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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
36,233

$
35,696

$
-

$
-
Due after one year through five years

159,994

147,344

457,446

437,174
Due after five year through ten years

50,961

42,970

-

-
Mortgage-Backed Securities
79,148
69,014
194,309
175,026
U.S. Government Agency

104,377

100,564

-

-
Other Securities

7,355

7,355

-

-
Total

$
438,068

$
402,943

$
651,755

$
612,200

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
March 31, 2023
Available for

Sale
U.S. Government Treasury $
994

$
-

$
19,481

$
1,611

$
20,475

$
1,611
U.S. Government Agency
29,035
354
133,057
9,777
162,092
10,131
States and Political Subdivisions
-

-

39,905

5,663

39,905

5,663
Mortgage-Backed Securities
-

-

68,892

10,137

68,892

10,137
Corporate Debt Securities
10,009

215

74,472

7,503

84,481

7,718
Total

$
40,038

$
569

$
335,807

$
34,691

$
375,845

$
35,260

Held to Maturity
U.S. Government Treasury

4,827

106

432,346

20,166

437,173

20,272
Mortgage-Backed Securities
9,360

297

164,217

19,005

173,577

19,302
Total

$
14,187

$
403

$
596,563

$
39,171

$
610,750

$
39,574
December 31, 2022
Available for

Sale

U.S. Government Treasury $
983

$
-

$
19,189

$
1,928

$
20,172

$
1,928
U.S. Government Agency
63,112
2,572
113,004
10,291
176,116
12,863
States and Political Subdivisions

1,425

2

38,760

6,853

40,185

6,855
Mortgage-Backed Securities
6,594
959
60,458
10,467
67,052
11,426
Corporate Debt Securities
26,959
878
58,601
7,996
85,560
8,874
Total

$
99,073

$
4,411

$
290,012

$
37,535

$
389,085

$
41,946

Held to Maturity
U.S. Government Treasury

177,552

11,018

254,181

14,623

431,733

25,641
Mortgage-Backed Securities
88,723
6,814
91,462
15,596
180,185
22,410
Total

$
266,275

$
17,832

$
345,643

$
30,219

$
611,918

$
48,051
At March 31, 2023, there were
896

positions (combined AFS and HTM) with unrealized losses totaling $
74.8

million.

87

of these
positions are U.S. Treasury bonds and carry

the full faith and credit of the U.S. Government.

684

are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

The remaining
125

positions (municipal
securities and corporate bonds) have a credit component.

At March 31, 2023, all collateralized mortgage obligation securities
(“CMO”), MBS, Small Business Administration securities (“SBA”), U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

At
March 31, 2023, corporate debt securities had an allowance for credit losses of

$
28,000

and municipal securities had an allowance of
$
8,000
.
Credit Quality Indicators
The Company monitors the credit quality of its investment securities through various risk management procedures, including the
monitoring of credit ratings.

A majority of the debt securities in the Company’s

investment portfolio were issued by a U.S.
government entity or agency and are either explicitly or implicitly guaranteed by the U.S. government.

The Company believes the
long history of no credit losses on these securities indicates that the expectation of nonpayment of the amortized cost basis is
effectively zero, even if the U.S. government were

to technically default.

Further, certain municipal securities held by the Company
have been pre-refunded and secured by government guaranteed treasuries.

Therefore, for the aforementioned securities, the Company
does
no
t assess or record expected credit losses due to the zero loss assumption.

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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:
(Dollars in Thousands) March 31, 2023

December 31, 2022
Commercial, Financial and Agricultural $
236,263

$
247,362
Real Estate – Construction

253,903

234,519
Real Estate – Commercial Mortgage

798,438

782,557
Real Estate – Residential (1)

834,784

727,105
Real Estate – Home Equity

207,241

208,120
Consumer (2)

306,255

325,517
Loans Held For Investment, Net of Unearned Income $
2,636,884

$
2,525,180
(1) Includes loans in process balances of $
8.5

million and $
6.1

million at March 31, 2023 and December 31,

2022, respectively.
(2)
Includes overdraft balances of $
0.9

million and $
1.1

million at March 31, 2023 and December 31, 2022,

respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
12.5

million at March 31, 2023 and
$
10.8

million at December 31, 2022.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
8.6

million at March 31, 2023 and $
8.0

million at
December 31, 2022, and is reported separately in Other Assets.
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

Residential loan purchases from CCHL totaled $
120.1

million and
$
26.3

million for the three months ended March 31, 2023 and March 31, 2022, respectively,

and were not credit impaired.

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
Policies in the Company’s 2022 Form

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
March 31, 2023
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,409
$
1,864
$
3,488
$
24,736
Provision for Credit Losses
78
704
7
1,183
(10)
1,329
3,291
Charge-Offs
(164)
-
(120)
-
-
(2,366)
(2,650)
Recoveries

95
1
8
57
25
944
1,130
Net (Charge-Offs) Recoveries
(69)
1
(112)
57
25
(1,422)
(1,520)
Ending Balance $
1,515
$
3,359
$
4,710
$
11,649
$
1,879
$
3,395
$
26,507
Three Months Ended
March 31, 2022
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
Provision for Credit Losses
(161)
(714)
(181)
314
(405)
1,068
(79)
Charge-Offs
(73)
-
(266)
-
(33)
(1,402)
(1,774)
Recoveries

165
8
29
27
58
716
1,003
Net (Charge-Offs) Recoveries
92
8
(237)
27
25
(686)
(771)
Ending Balance $
2,122
$
2,596
$
5,392
$
4,470
$
1,916
$
4,260
$
20,756
For the three months ended March 31, 2023, the allowance for HFI loans increased by $
1.8

million and reflected a provision expense
of $
3.3

million and net loan charge-offs of $
1.5

million.

The increase was primarily driven by incremental reserves needed for loan growth.

For the three months ended March 31, 2022, the allowance decreased by $
0.9

million and reflected a provision benefit of
$
0.1

million and net loan charge-offs of $
0.8

million.

The decrease reflected improvement in the forecasted level of unemployment and its potential effect on rates of default.

Four unemployment forecast scenarios were utilized to estimate probability of default and
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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
March 31, 2023
Commercial, Financial and Agricultural $
248
$
4
$
-
$
252
$
235,999
$
12
$
236,263
Real Estate – Construction

1,137
-
-
1,137
252,766
-
253,903
Real Estate – Commercial Mortgage

64
66
-
130
795,747
2,561
798,438
Real Estate – Residential (1)

1,040
-
-
1,040
832,978
766
834,784
Real Estate – Home Equity

54
-
-
54
206,505
682
207,241
Consumer

2,175
273
-
2,448
303,239
568
306,255
Total $
4,718
$
343
$
-
$
5,061
$
2,627,234
$
4,589
$
2,636,884
December 31, 2022
Commercial, Financial and Agricultural $
109
$
126
$
-
$
235
$
247,086
$
41
$
247,362
Real Estate – Construction

359
-
-
359
234,143
17
234,519
Real Estate – Commercial Mortgage

158
149
-
307
781,605
645
782,557
Real Estate – Residential

845
530
-
1,375
725,491
239
727,105
Real Estate – Home Equity

-
35
-
35
207,314
771
208,120
Consumer

3,666
1,852
-
5,518
319,415
584
325,517
Total

$
5,137
$
2,692
$
-
$
7,829
$
2,515,054
$
2,297
$
2,525,180
(1)
Includes $
0.3

million of Loans Held for Sale in nonaccrual status as of March 31, 2023.
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
March 31, 2023 December 31, 2022
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
12
$
-
$
-
$
41
$
-
Real Estate – Construction

-

-
-
-
17
-
Real Estate – Commercial Mortgage

2,438

123
-
389
256
-
Real Estate – Residential

-

766
-
-
239
-
Real Estate – Home Equity

-

682
-
-
771
-
Consumer

-

568
-
-
584
-
Total Nonaccrual

Loans
$
2,438
$
2,151
$
-
$
389
$
1,908
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.
March 31, 2023 December 31, 2022
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
-
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
2,207
-
389
-
Real Estate – Residential
-
-
160
-
Real Estate – Home Equity

231

-

130

-
Consumer

-

-

21

-
Total Collateral Dependent

Loans
$
2,438
$
-
$
700
$
-
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

Residential Real Estate Loans In Process of Foreclosure
.

At March 31, 2023 and December 31, 2022, the Company had $
0.4

million
and $
0.6

million, respectively, in 1-4 family

residential real estate loans for which formal foreclosure proceedings were in process.
For the three-month period ended March 31, 2023, the Company did
no
t modify any loans made to borrowers experiencing financial
difficulty.

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

The following table summarizes gross loans held for investment and current period gross write-offs at March 31, 2023 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).
Term

Loans by Origination Year
Revolving
(Dollars in Thousands)
2023 2022 2021 2020 2019 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
9,753
$
86,415
$
40,206
$
17,534
$
12,291
$
15,965
$
49,582
$
231,746
Special Mention
1,200
-
748
71
2
47
2,322
4,390
Substandard

-

80

-

-

4

43

-

127
Total
$
10,953
$
86,495
$
40,954
$
17,605
$
12,297
$
16,055
$
51,904
$
236,263
Current-Period Gross
Writeoffs
$
-
$
105
$
22
$
14
$
-
$
10
$
13
$
164
Real Estate -
Construction:
Pass $
34,114
$
149,982
$
52,697
$
7,275
$
397
$
123
$
6,881
$
251,469
Special Mention
-
-
859
25
453
-
-
1,337
Substandard

-

-

-

1,097

-

-

-

1,097
Total $
34,114
$
149,982
$
53,556
$
8,397
$
850
$
123
$
6,881
$
253,903
Real Estate -
Commercial Mortgage:
Pass $
34,848
$
245,205
$
159,795
$
131,444
$
51,973
$
137,449
$
26,056
$
786,770
Special Mention
995
339
992
240
1,402
2,819
300
7,087
Substandard

-

822

966

753

642

763

635

4,581
Total $
35,843
$
246,366
$
161,753
$
132,437
$
54,017
$
141,031
$
26,991
$
798,438
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
120
$
-
$
120
Real Estate - Residential:
Pass $
133,468
$
436,089
$
92,988
$
44,541
$
28,365
$
80,711
$
9,109
$
825,271
Special Mention
-
93
356
525
-
632
-
1,606
Substandard

-

1,042

1,133

1,725

953

3,054

-

7,907
Total

$
133,468
$
437,224
$
94,477
$
46,791
$
29,318
$
84,397
$
9,109
$
834,784
Real Estate - Home
Equity:
Performing $
-
$
51
$
133
$
12
$
387
$
1,192
$
204,784
$
206,559
Nonperforming

-

-

-

-

14

76

592

682
Total

$
-
$
51
$
133
$
12
$
401
$
1,268
$
205,376
$
207,241
Consumer:
Performing $
15,735
$
122,092
$
100,617
$
32,203
$
17,726
$
12,242
$
5,072
$
305,687
Nonperforming
-
269
170
19
84
26
-
568
Total $
15,735
$
122,361
$
100,787
$
32,222
$
17,810
$
12,268
$
5,072
$
306,255
Current-Period Gross
Writeoffs
$
646
$
915
$
488
$
110
$
113
$
47
$
47
$
2,366

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

Price risk is primarily related to interest rate
fluctuations and is partially managed through forward sales of residential mortgage

-backed securities (primarily to-be announced
securities, or TBAs) or mandatory delivery commitments with investors.

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential
mortgage loan commitments and forward contract sales and their related fair values are set- forth below.
March 31, 2023 December 31, 2022
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
54,442
$
55,118
$
54,488
$
54,635
Residential Mortgage Loan Commitments ("IRLCs") (1)
51,984
1,346
36,535
819
Forward Sales Contracts (2)
34,000
(216)
15,500
187
$
56,248
$
55,641
(1) Recorded in other assets at fair value
(2)
Recorded in other liabilities and other assets at fair value at March 31, 2023 and December 31, 2022, respectively
At March 31, 2023, the Company had $
0.3

million in residential mortgage loans held for sale 30-89 days past due and $
0.3

million of
loans were on nonaccrual status. At December 31, 2022, the Company had

$
0.6

million of residential mortgage loans held for sale 30-
89 days past due and $
0.1

million of loans were on nonaccrual status.

Mortgage banking revenue was as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2023 2022
Net realized gains on sales of mortgage loans $
3,192
$
5,136
Net change in unrealized gain on mortgage loans held for sale
529
(975)
Net change in the fair value of mortgage loan commitments
(IRLCs)
527
(141)
Net change in the fair value of forward sales contracts
(402)
857
Pair-Offs on net settlement of forward sales contracts
(1)
2,255
Mortgage servicing rights additions
1,034
632
Net origination fees
2,116
1,182
Total mortgage banking

revenues
$
6,995
$
8,946

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.
(Dollars in Thousands) March 31, 2023 December 31, 2022
Number of residential mortgage loans serviced for others
3,232
2,975
Outstanding principal balance of residential mortgage loans serviced for others
$
1,011,366
$
895,145
Weighted average

interest rate
4.33%
4.19%
Remaining contractual term (in months)
339
345
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

Administration.

At
March 31, 2023, the servicing portfolio balance consisted of the following loan types: FNMA (
48
%), GNMA (
1
%), and private
investor (
51
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had
no

delinquent residential mortgage loans in GNMA pools serviced by the Company at March 31, 2023 and $
0.3

at
December 31, 2022, respectively.

The right to repurchase these loans and the corresponding liability has been recorded in other assets
and other liabilities, respectively,

in the Consolidated Statement of Financial Condition.

For the three months ended March 31, 2023
and March 31, 2022, the Company repurchased $
0.9

million and $
0.4

million in delinquent residential loans from the GNMA pools.

When delinquent residential loans are repurchased, the Company has the intention to modify their terms and include the loans in new
GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2023 2022
Beginning balance $
6,067
$
3,774
Additions due to loans sold with servicing retained
1,135
632
Deletions and amortization
(401)
(405)
Ending balance $
6,801
$
4,001
At March 31, 2023, we recorded the sale of $
334

million (unpaid principal balance) in FNMA mortgage servicing rights that is
pending FNMA approval.

The book value of the mortgage servicing rights of $
2.3

million and the pending gain on sale of $
1.38
million were recorded as a secured borrowing in Other Liabilities within the Consolidated

Financial Statement of Condition.

Subsequent to March 31, 2023, FNMA approval was obtained.
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended March 31,
2023 or 2022.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:
March 31, 2023 December 31, 2022
Minimum Maximum Minimum Maximum
Discount rates
9.51%
12.00%
9.50%
12.00%
Annual prepayment speeds
7.12%
19.55%
12.33%
20.45%
Cost of servicing (per loan) $
85
$
95
$
85
$
95

Changes in residential mortgage interest rates directly affect the prepayment speeds used in valuing the Company’s

mortgage
servicing rights.

A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates,
estimated loan curtailment, anticipated defaults, and other relevant factors.

The weighted average annual prepayment speed was
21.20
% at March 31, 2023 and
17.22
% at December 31, 2022.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
March 31, 2023.

Amounts
(Dollars in Thousands) Outstanding
$
75

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.00%

to
3.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
8,309
$
60

million warehouse line of credit agreement expiring in
December 2023
.

Interest is at the SOFR plus
2.25%
,
to
3.25%
.
13,864
Total Warehouse

Borrowings
$
22,173
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2022, warehouse line borrowings totaled $
50.2
million. At March 31, 2023, the Company had residential mortgage loans held for sale and construction

loans held for investment
pledged as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid
assets, and maximum debt to net worth ratio, as defined in the agreements.

The Company was in compliance with all significant debt
covenants at March 31, 2023.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the Consolidated Statement of

Financial Condition.

The balance of this line of credit at March
31, 2023 and December 31, 2022 was $
32.8

million and $
22.9

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at March 31, 2023 were designed as a cash flow hedge for subordinated
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
.
Statement of Financial Notional Fair Weighted Average
(Dollars in Thousands) Condition Location Amount Value

Maturity (Years)
March 31, 2023
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,394
7.3
December 31, 2022
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
6,195
7.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related to the cash
flow derivative instruments (interest rate swaps related to subordinated debt) for the three months ended March 31, 2023.
Amount of (Loss) Amount of Gain
Gain Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended March 31, 2023 Interest expense $
(598)
$
309

Three months ended March 31, 2022
Interest expense
1,370

(28)
The Company estimates there will be approximately $
1.2

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
5.4

million and $
5.8

million at March 31, 2023 and December 31, 2022, respectively.
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

At March 31, 2023, the operating lease ROU assets and liabilities were $
24.7

million and $
25.1

million, respectively. At December
31, 2022, ROU assets and liabilities were $
22.3

million and $
22.7

million, respectively.

The Company does not have any finance
leases or any significant lessor agreements.
The table below summarizes our lease expense and other information related to the Company’s operating leases.
Three Months Ended
March 31,
(Dollars in Thousands) 2023 2022
Operating lease expense $
700
$
384
Short-term lease expense
139
179
Total lease expense $
839
$
563
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
706
$
429
Right-of-use assets obtained in exchange for new operating lease liabilities
2,906
592
Weighted average

remaining lease term — operating leases (in years)
18.6
24.9
Weighted average

discount rate — operating leases
3.3%
2.0%
The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) March 31, 2023
2023 $
2,354
2024
2,666
2025
2,438
2026
2,320
2027
2,245
2028 and thereafter
21,045
Total $
33,068
Less: Interest
(8,002)
Present Value

of Lease liability
$
25,066
At March 31, 2023, the Company had
no

additional operating lease obligations for banking offices

that have not yet commenced.

A related party is the lessor in an operating lease with the Company.

The Company’s minimum payment

is $
0.2

million annually
through 2052, for an aggregate remaining obligation of $
2.4

million at March 31, 2023.
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
Three Months Ended March 31,
(Dollars in Thousands) 2023 2022
Service Cost $
872
$
1,572
Interest Cost
1,458
1,166
Expected Return on Plan Assets
(1,701)
(2,675)
Prior Service Cost Amortization
1
4
Net Loss Amortization
234
428
Pension Settlement
-
209
Net Periodic Benefit Cost $
864
$
704
Discount Rate Used for Benefit Cost
5.63%
3.11%
Long-term Rate of Return on Assets
6.75%
6.75%
The components of the net periodic benefit cost for the Company's SERP plans were as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2023 2022
Service Cost $
4
$
8
Interest Cost
130
79
Prior Service Cost Amortization
38
69
Net Loss Amortization
(155)
180
Net Periodic Benefit Cost $
17
$
336
Discount Rate Used for Benefit Cost
5.45%
2.80%
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
March 31, 2023 December 31, 2022
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
248,660
$
577,180
$
825,840
$
243,614
$
531,873
$
775,487
Standby Letters of Credit

5,677

-

5,677
5,619

-

5,619
Total $
254,337
$
577,180
$
831,517
$
249,233
$
531,873
$
781,106
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
Three Months Ended March 31,
(Dollars in Thousands) 2023 2022
Beginning Balance
$

2,989
$

2,897
Provision for Credit Losses
(156)
79
Ending Balance
$

2,833
$
2,976
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

At March 31,
2023, the Company had contributed $
0.3

million of the bank tech commitment and $
2.8

million of the solar fund commitment.

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
0.3
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
period. At March 31, 2023, there were
no

amounts payable and at December 31, 2022, there was a $
0.1

million payable.
A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
March 31, 2023
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
22,373
$
-
$
-
$
22,373
U.S. Government Agency
-
174,290
-
174,290
States and Political Subdivisions
-
41,479
-
41,479
Mortgage-Backed Securities
-
69,014
-
69,014
Corporate Debt Securities
-
88,432
-
88,432
Loans Held for Sale
-
55,118
-
55,118
Interest Rate Swap Derivative
-
5,394
-
5,394
Mortgage Banking IRLC Derivative
-
-
1,346
1,346
LIABILITIES:
Mortgage Banking Hedge Derivative $
-
$
216
$
-
$
216
December 31, 2022
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
22,050
$
-
$
-
$
22,050
U.S. Government Agency
-
186,052
-
186,052
States and Political Subdivisions
-
40,329
-
40,329
Mortgage-Backed Securities
-
69,405
-
69,405
Corporate Debt Securities
-
88,236
-
88,236
Loans Held for Sale
-
54,635
-
54,635
Interest Rate Swap Derivative
-
6,195
-
6,195
Mortgage Banking Hedge Derivative
-
187
-
187
Mortgage Banking IRLC Derivative
-
-
819
819
Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
4.3

million
and $
6.7

million, respectively, for the three

months ended March 31, 2023, and $
4.3

million and $
13.6

million, respectively, for the
three months ended March 31, 2022.

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

Collateral-dependent loans had a carrying value of $
2.4

million with
no

valuation allowance at March 31, 2023 and a
carrying value of $
0.7

million and a $
0.1

million valuation allowance at December 31, 2022.
Other Real Estate Owned
.

During the first three months of 2023, certain foreclosed assets, upon initial recognition,

were measured
and reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of March 31, 2023 and December 31, 2022, there was
no

valuation
allowance for loan servicing rights.

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

March 31, 2023
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
84,549
$
84,549
$
-
$
-
Short-Term Investments
303,403
303,403
-
-
Investment Securities, Held to Maturity
651,755
437,174
175,026
-
Equity Securities
(1)
1,883
-
1,883
-
Other Equity Securities (2)
2,848
-
2,848
-
Mortgage Servicing Rights
6,801
-
-
9,541
Loans, Net of Allowance for Credit Losses
2,610,377
-
-
2,464,688
LIABILITIES:
Deposits $
3,823,920
$
-
$
3,284,249
$
-
Short-Term

Borrowings
26,632
-
26,632
-
Subordinated Notes Payable
52,887
-
45,365
-
Long-Term Borrowings
463
-
464
-

December 31, 2022
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

Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive
(Dollars in Thousands)

for Sale

Swap

Plans

(Loss) Income
Balance as of January 1, 2023 $
(37,349)

$
4,625

$
(4,505)

$
(37,229)
Other comprehensive income (loss) during the period

5,751

(598)

-

5,153
Balance as of March 31, 2023 $
(31,598)

$
4,027

$
(4,505)

$
(32,076)
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

The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,

and how our performance during 2023 compares with prior years.

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

Please see the Introductory Note of this quarterly report on Form 10-Q as well
as the Introductory Note and Item 1A. Risk Factors

of our 2022 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.
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
MD&A section of our 2022 Form 10-K.

NON-GAAP FINANCIAL MEASURES (UNAUDITED)
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
2023 2022
(Dollars in Thousands, except per share data) First Fourth Third Second First
Shareowners' Equity (GAAP) $ 411,240 $ 394,016 $ 373,165 $ 371,675 $ 372,145
Less: Goodwill and Other Intangibles (GAAP) 93,053 93,093 93,133 93,173 93,213
Tangible Shareowners' Equity (non-GAAP) A 318,187 300,923 280,032 278,502 278,932
Total Assets (GAAP) 4,409,742 4,525,958 4,332,671 4,354,297 4,310,045
Less: Goodwill and Other Intangibles (GAAP) 93,053 93,093 93,133 93,173 93,213
Tangible Assets (non-GAAP) B $ 4,316,689 $ 4,432,865 $ 4,239,538 $ 4,261,124 $ 4,216,832
Tangible Common Equity Ratio (non-GAAP) A/B 7.37% 6.79% 6.61% 6.54% 6.61%
Actual Diluted Shares Outstanding (GAAP) C 17,049,913 17,039,401 16,998,177 16,981,614 16,962,362
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
18.66 17.66 16.47 16.40 16.44

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
2023 2022
(Dollars in Thousands, Except Per Share Data) First Fourth Third Second First
Summary of Operations :
Interest Income $ 43,915 $ 41,226 $ 35,364 $ 29,320 $ 25,438
Interest Expense 3,526 3,122 2,037 987 742
Net Interest Income 40,389 38,104 33,327 28,333 24,696
Provision for Credit Losses 3,130 3,521 2,099 1,542 -
Net Interest Income After

Provision for Credit Losses
37,259 34,583 31,228 26,791 24,696
Noninterest Income 22,248 20,972 22,934 24,903 25,818
Noninterest Expense 40,455 42,287 39,810 40,498 39,233
Income Before Income Taxes 19,052 13,268 14,352 11,196 11,281
Income Tax Expense 4,133 2,599 3,074 2,177 2,235
Income Attributable to NCI 35 995 37 (306) (591)
Net Income Attributable to CCBG 14,954 11,664 11,315 8,713 8,455
Net Interest Income (FTE) (1) 40,489 38,192 33,410 28,409 24,774

Per Common Share :
Net Income Basic $ 0.88 $ 0.69 $ 0.67 $ 0.51 $ 0.50
Net Income Diluted 0.88 0.68 0.67 0.51 0.50
Cash Dividends Declared 0.18 0.17 0.17 0.16 0.16
Diluted Book Value 24.12 23.12 21.95 21.89 21.94
Diluted Tangible Book Value (2) 18.66 17.66 16.47 16.40 16.44
Market Price:

High
36.86 36.23 33.93 28.55 28.88

Low
28.18 31.14 27.41 24.43 25.96

Close
29.31 32.50 31.11 27.89 26.36

Selected Average Balances :
Investment Securities $ 1,064,212 $ 1,081,092 $ 1,120,728 $ 1,144,757 $ 1,059,145
Loans Held for Investment 2,582,395 2,439,379 2,264,075 2,084,679 1,963,578
Earning Assets 4,062,688 4,032,733 4,009,951 3,974,221 3,938,824
Total Assets 4,411,865 4,381,825 4,357,678 4,321,388 4,266,775
Deposits 3,817,314 3,803,042 3,769,864 3,765,329 3,714,062
Shareowners’ Equity 404,067 380,570 379,305 373,365 383,956
Common Equivalent Average Shares:

Basic
17,016 16,963 16,960 16,949 16,931

Diluted
17,045 17,016 16,996 16,971 16,946
Performance Ratios:
Return on Average Assets

1.37% 1.06% 1.03% 0.81% 0.80%
Return on Average Equity 15.01 12.16 11.83 9.36 8.93
Net Interest Margin (FTE) 4.04 3.76 3.31 2.87 2.55
Noninterest Income as % of Operating Revenue 35.52 35.50 40.76 46.78 51.11
Efficiency Ratio 64.48 71.47 70.66 75.96 77.55

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 26,507 $ 24,736

$
22,510 $ 21,281 $ 20,756
Nonperforming Assets (“NPAs”) 4,602 2,728 2,422 3,231 2,745
ACL to Loans HFI 1.01% 0.98% 0.96% 0.96% 1.05%
NPAs to Total

Assets
0.10 0.06 0.06 0.07 0.06
NPAs to Loans HFI plus OREO 0.17 0.11 0.10 0.15 0.14
ACL to Non-Performing Loans 577.63 1,076.89 934.53 677.57 760.83
Net Charge-Offs to Average Loans HFI 0.24 0.21 0.12 0.22 0.16
Capital Ratios:
Tier 1 Capital 14.51% 14.53% 14.80% 15.13% 15.98%
Total Capital 15.53 15.52 15.75 16.07 16.98
Common Equity Tier 1 12.68 12.64 12.83 13.07 13.77
Leverage 9.28 9.06 8.91 8.77 8.78
Tangible Common Equity (2) 7.37 6.79 6.61 6.54 6.61
(1)
Fully Tax Equivalent
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 31.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary
.

Net income attributable to common shareowners of $15.0 million, or $0.88 per diluted share, for the first
quarter of 2023 compared to $11.7 million,

or $0.68 per diluted share, for the fourth quarter of 2022, and $8.5 million,

or $0.50

per
diluted share, for the first quarter of 2022.

Net Interest Income
.

Tax-equivalent net

interest income for the first quarter of 2023

totaled $40.5 million, compared to $38.2 million
for the fourth quarter of 2022, and $24.8 million for the first quarter of

2022.

Compared to both prior periods, the increase reflected
strong loan growth and higher interest rates across a majority of our earning assets, partially offset by higher deposit costs.

Provision and Allowance for Credit

Losses.

We recorded

a provision for credit losses of $3.1 million for the first quarter of 2023 compared to $3.5 million for the fourth quarter of 2022 and no provision for the first quarter of 2022.

Compared to the fourth quarter
of 2022, the decrease reflected a lower level of loan growth.

The lack of provision for the first quarter of 2022 reflected lower required reserves needed post-pandemic.
Noninterest Income
.

Noninterest income for the first quarter of 2023 totaled $22.2 million, an increase of $1.2 million, or 6.1%, over
the fourth quarter of 2022 and a decrease of $3.6 million, or 13.8%, from the first quarter of 2022.

The increase over the fourth
quarter of 2022 was primarily due to higher mortgage banking revenues

(higher rate locks and gain on sale margin) partially offset by
lower deposit fees (two less processing days).

The decrease from the first quarter 2022 was driven by lower wealth management fees due to lower insurance commissions - the first quarter of 2022 was higher than normal due to closing of several large insurance
policies.

Lower mortgage revenues (lower rate locks and gain on sale margin)

also contributed to the decrease, but was partially offset
by an increase in other income (loan servicing fees).

Noninterest Expense
.

Noninterest expense for the first quarter of 2023 totaled $40.5 million compared to $42.3 million for the fourth
quarter of 2022 and $39.2 million for the first quarter of 2022.

Compared to the fourth quarter of 2022, the $1.8 million decrease was primarily attributable to a $2.4 million decrease in other expense due to a decrease in other real estate expense of $1.6 million due to a gain from the sale of a banking office.

Further, pension expense (non-service-related

component) for the first quarter of 2023 totaled
$0.2 million compared to $1.1 million for the fourth quarter of 2022 which included a $1.8 million pension settlement charge.

Compared to the first quarter of 2022, the $1.3 million increase reflected increases in compensation expense of $0.8 million and
occupancy expense of $0.7 million that were partially off by a decrease in other expense of $0.2 million.

The addition of banking
offices and staffing in new markets drove the variance

in salary and occupancy expenses.

Further, compensation expense reflected

a
$0.7 million decrease in pension service cost that was partially offset by an increase in stock-based compensation expense of $0.4
million.
Financial Condition
Earning Assets.

Average earning assets totaled

$4.063 billion for the first quarter of 2023, an increase of $30.0 million,

or 0.7%, over
the fourth quarter of 2022, and an increase of $123.9 million, or 3.1%, over the first quarter of 2022.

The increase over both prior
periods was primarily driven by higher deposit balances.

The mix of earning assets continues to improve driven by strong loan growth.

Loans.

Average loans held for investment

(“HFI”) increased $143.0 million, or 5.9%, over the fourth quarter of 202

2

and increased
$618.8 million, or 31.5%, over the first quarter of 2022.

Period end loans increased $111.7

million, or 4.4%, over the fourth quarter of
2022 and $651.4 million, or 32.8%, over the first quarter of 2022.

Compared to the fourth quarter of 2022, a majority of the increase was realized in the residential real estate category,

and to a lesser extent, the construction and commercial real estate mortgage categories.

Compared to the first quarter of 2022, loan growth was broad based, with increases realized in all categories except
consumer loans.

The slowdown in the secondary market residential loan sales has allowed us to book a steady flow of CCHL’s
adjustable-rate production in our loan portfolio throughout 2022 and the first quarter of 2023.
Credit Quality
.

Overall credit quality remains stable.

Nonperforming assets (nonaccrual loans and other real estate) totaled $4.6 million at March 31, 2023 compared to $2.7 million at December 31, 2022, and

$2.7 million at March 31, 2022.

At March 31, 2023,
nonperforming assets as a percent of total assets totaled 0.10% compared to 0.06% at December 31, 2022 and 0.06% at March 31,
2022.

Nonaccrual loans totaled $4.6 million at March 31, 2023, a $2.3 million increase over December 31, 2022, and a $1.9 million
increase over March 31, 2022. At March 31, 2023, the increase was primarily due to the addition of one large business loan
relationship totaling $1.8 million to nonaccrual status – it is in the process of collection and is adequately secured and reserved for.

Deposits
.

Average total

deposits were $3.817 billion for the first quarter of 2023, an increase of $14.3 million,

or 0.4%, over the
fourth quarter of 2022 and $103.3 million, or 2.8%, over the first quarter of 2022.

Growth over

the fourth quarter of 2022 was
primarily attributable to an increase in NOW account balances, primarily due to a seasonal increase in our public fund deposits that
occurred late in the fourth quarter.

Compared to the first quarter of 2022, we had strong growth in our NOW accounts and, to a lesser
extent, our savings account balances.

Capital
.

At March 31, 2023, we were well-capitalized with a total risk-based capital ratio of 15.53% and a tangible common equity
ratio (a non-GAAP financial measure) of 7.37% compared to 15.52%

and 6.79%, respectively at December 31, 2022 and 16.98% and
6.61%, respectively, at March

31, 2022.

At March 31, 2023, all of our regulatory capital ratios exceeded the threshold to be well-
capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.
Three Months Ended
(Dollars in Thousands, except per share data) March 31, 2023 December 31, 2022 March 31, 2022
Interest Income $ 43,915 $ 41,226 $ 25,438
Taxable Equivalent Adjustments 100 88 78
Total Interest Income (FTE) 44,015 41,314 25,516
Interest Expense 3,526 3,122 742
Net Interest Income (FTE) 40,489 38,192 24,774
Provision for Credit Losses 3,130 3,521 -
Taxable Equivalent Adjustments 100 88 78
Net Interest Income After Provision for Credit Losses 37,259 34,583 24,696
Noninterest Income 22,248 20,972 25,818
Noninterest Expense 40,455 42,287 39,233
Income Before Income Taxes 19,052 13,268 11,281
Income Tax Expense 4,133 2,599 2,235
Income Attributable to Noncontrolling Interests 35 995 (591)
Net Income Attributable to Common Shareowners $ 14,954 $ 11,664 $ 8,455

Basic Net Income Per Share $ 0.88 $ 0.69 $ 0.50
Diluted Net Income Per Share $ 0.88 $ 0.68 $ 0.50
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

I on page 44.
Tax-equivalent net

interest income for the first quarter of 2023

totaled $40.5 million, compared to $38.2 million for the fourth quarter of 2022, and $24.8 million for the first quarter of 2022.

Compared to both prior periods, the increase reflected strong loan growth and higher rates across a majority of our earning assets, partially offset by higher deposit costs.
Our net interest margin for the first quarter of 2023 was 4.04%, an increase of 28 basis points over the fourth quarter of 2022 and 149
basis points over the first quarter of 2022, both driven by higher interest rates and an overall improved earning asset mix.

For the
month of March 2023, our net interest margin was 4.07%.

For the first quarter of 2023, our cost of funds was 35 basis points, an increase of four basis points over the fourth quarter of 2022 and 27 basis points over the first quarter of 2022.

Our cost of interest-
bearing deposits was 46 basis points, 35 basis points, and 4 basis points, respectively,

for the same periods.

Our total cost

of deposits
(including noninterest bearing accounts) was 26 basis points, 20 basis points,

and 2 basis points, respectively,

for the same periods.

Provision for Credit Losses
We recorded

a provision for credit losses of $3.1 million for the first quarter of 2023 compared to $3.5 million for the fourth quarter of
2022 and no provision for the first quarter of 2022.

The decrease in the provision compared to the fourth quarter of 2022 was primarily attributable to a lower level of loan growth.

The credit loss provision for the first quarter of 2022 generally reflected lower
required reserves needed post-pandemic.

We discuss the allowance

for credit losses further below.
Noninterest Income
Noninterest income for the first quarter of 2023 totaled $22.2 million compared to $21.0 million for the fourth quarter of 2022 and
$25.8 million for the first quarter of 2022.

The $1.2 million increase over the fourth quarter of 2022 was primarily attributable to
higher mortgage banking revenues at CCHL of $1.5 million partially offset by lower deposit fees $0.3 million.

The increase in
mortgage banking revenues reflected a higher level of rate locks and gain on sale margin.

The decrease in deposit fees was partially
attributable to two less processing days in the first quarter.

Compared to the first quarter of 2022, the $3.6 million decrease reflected lower wealth management fees of $2.1 million and mortgage banking revenues of $1.9 million, partially offset by higher other income
of $0.5 million.

The decrease in wealth management fees was due to lower insurance commission revenues which reflected higher
than normal revenues in the first quarter of 2022 related to the closing of several large insurance policies.

The decline in mortgage
banking revenues was attributable to a lower level of rate locks and gain on sale margin.

The increase in other income was primarily
due to higher loan servicing income and miscellaneous income.

Noninterest income represented 35.52% of operating revenues (net interest income plus noninterest income) for the first quarter of
2023 compared to 35.50% for the fourth quarter of 2022 and 51.11%

for the first quarter of 2022.
The table below reflects the major components of noninterest income.

Three Months Ended
(Dollars in Thousands) March 31, 2023 December 31, 2022 March 31, 2022
Deposit Fees

$
5,239

$
5,536

$
5,191
Bank Card Fees 3,726 3,744 3,763
Wealth Management

Fees
3,928 3,649 6,070
Mortgage Banking Revenues 6,995 5,497 8,946
Other 2,360 2,546 1,848
Total

Noninterest Income

$
22,248

$
20,972

$
25,818
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the first quarter of 2023 totaled $5.2 million, a decrease of $0.3 million, or 5.4%, from the fourth
quarter of 2022 and comparable to the first quarter of 2022.

The decline from the fourth quarter of 2022 reflected two less days of processing.

Bank Card Fees
.

Bank card fees for the first quarter of 2023 totaled $3.7 million, comparable to the fourth quarter of 2022 and a
decrease of $0.1 million, or 1.0%, from the first quarter of 2022.

The decline from the first quarter of 2022 was primarily attributable to lower debit card usage and reflected lower consumer spending.

Wealth

Management Fees
.

Wealth management fees,

which include both trust fees (i.e., managed accounts and trusts/estates), retail brokerage fees (i.e., investment,

insurance products, and retirement accounts), and insurance commission revenues,

totaled $3.9
million for the first quarter of 2023, an increase of $0.3 million, or 7.7%, over the fourth quarter of 2022 and a decrease of $2.1
million, or 35.3%, from the first quarter of 2022.

The increase over the fourth quarter of 2022 was primarily attributable to higher retail brokerage fees.

The decrease from the first quarter of 2022 was due to lower insurance commission revenues which reflected
higher than normal revenues in the first quarter of 2022 related to the closing of several large insurance policies.

At March 31, 2023,
total assets under management were approximately $2.330 billion compared to $2.273 billion at December 31, 2022 and $2.329
billion at March 31, 2022.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $7.0 million for the first quarter of

2023, an increase of $1.5
million, or 27.3%, over the fourth quarter of 2022 and a decrease of $1.9 million, or 21.8% from the first quarter of 2022.

Compared
to the fourth quarter of 2022, the increase reflected a higher level of rate locks and gain on sale margin.

The decrease from the first
quarter of 2022 was attributable to lower rate lock volume and gain on sale margin.

We provide a detailed

overview of our mortgage
banking operation, including a detailed break-down of mortgage banking revenues, mortgage servicing activity,

and warehouse
funding within Note 4 - Mortgage Banking Activities in the Notes to Consolidated

Financial Statements.

Other
.

Other income totaled $2.4 million for the first quarter of 2023, a decrease of $0.2 million, or 7.3%, from the fourth quarter of
2022 and an increase of $0.5 million, or 27.7%, over the first quarter of 2022.

Compared to the first quarter of 2022, the increase was
primarily attributable to higher loan servicing income and miscellaneous income.

Noninterest Expense
Noninterest expense for the first quarter of 2023 totaled $40.5 million compared to $42.3 million for the fourth quarter of 2022 and
$39.2 million for the first quarter of 2022.

Compared to the fourth quarter of 2022, the $1.8 million decrease reflected a decrease in
other expense of $2.4 million that was partially offset by an increase in occupancy expense of $0.5 million and compensation expense of $0.1 million.

The decrease in other expense was primarily attributable to lower other real estate expense of $1.6 million due to a
gain on the sale of a banking office.

Compared to the first quarter of 2022, the $1.3 million increase reflected an increase of $0.8 million in compensation expense and $0.7 million in occupancy expense that were partially off by a decrease of $0.2 million in other
expense.

The addition of three banking offices and staffing in new markets drove the variance in compensation and occupancy
expenses.

The table below reflects the major components of noninterest expense.

Three Months Ended
(Dollars in Thousands) March 31, 2023 December 31, 2022 March 31, 2022
Salaries $ 21,629

$
21,113

$
20,664
Associate Benefits 4,007 4,452 4,192
Total Compensation

25,636 25,565 24,856

Premises 3,245 2,907 2,759
Equipment 3,517 3,346 3,334
Total Occupancy 6,762 6,253 6,093

Legal Fees 362 390 349
Professional Fees 1,324 1,441 1,332
Processing Services 1,742 1,368 1,637
Advertising 874 729 773
Telephone 706 690 728
Insurance - Other 831 649 510
Other Real Estate Owned, net

(1,827) (241) 25
Pension - Other 7 (761) (761)
Pension Settlement - 1,841 209
Miscellaneous 4,038 4,363 3,482
Total Other

8,057 10,469 8,284
Total

Noninterest Expense

$ 40,455 $ 42,287 $ 39,233
Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $25.6 million for the first quarter of 2023, an increase of $0.1 million, or 0.3%, over
the fourth quarter of 2022 and an increase of $0.8 million, or 3.1%, over the first quarter of 2022.

Compared to the fourth quarter of
2022, the $0.1 million increase in compensation expense reflected an increase in salary expense of $0.5 million that was partially
offset by a decrease in associate benefits expense of $0.4

million.

The increase in salary expense was primarily attributable to an increase in payroll tax expense which reflected the annual re-set of this tax as well as payroll taxes related to a high level of cash/stock
incentives paid in the first quarter.

The decrease in associate benefit expense reflected a decrease of $0.7 million in pension service
cost that was partially offset by increases in stock compensation (higher expected pay-out for long-term incentive plan), associate
insurance, and other associate benefit expense (annual sales/service awards event).

Compared to the first quarter of 2022, the increase
reflected higher salary expense of $1.0 million partially offset by lower associate benefit expense of $0.2

million.

The increase in
salary expense was due to the addition of banking offices

and staffing in new markets.

The decrease in associate benefit expense was
primarily due to a decrease in pension service cost of $0.7 million that was partially offset by an increase in stock-based compensation
expense of $0.4 million.

Occupancy.

Occupancy expense (including premises and equipment) totaled $6.8 million for the first quarter of 2023, an increase of
$0.5

million, or 8.1% over the fourth quarter of 2022 and an increase of $0.7 million,

or 11.0%, over the first quarter of 2022.

The
increase over both prior periods was primarily attributable

to the three recently opened full-service offices and the re-location of one office.
Other
.

Other noninterest expense totaled $8.1 million for the first quarter of

2023, a decrease of $2.4 million, or 23.0%, from the
fourth quarter of 2022 and a decrease of $0.2 million, or 2.7%, from the first quarter of 2022.

The decrease from the fourth quarter of
2022

was primarily attributable a decrease in other real estate expense of $1.6 million due to a gain from the sale of a banking office
and lower pension settlement expense of $1.8 million, partially offset by higher pension expense (non-service-related component) of
$0.8 million.

Compared to the first quarter of 2022, the decrease was primarily driven by lower other real estate expense of $1.8
million due to a gain in other real estate from the sale of a banking office that was partially offset by higher pension expense (non-
service-related component) of $0.8

million and higher FDIC assessments of $0.3 million.
Our operating efficiency ratio (expressed as noninterest

expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 64.48% for the first quarter of 2023 compared to 71.47% for the fourth quarter of 2022 and 77.55% for the
first quarter of 2022.

The improvement over both prior periods reflected higher net interest income.

Income Taxes
We realized income

tax expense of $4.1 million (effective rate of 21.7%) for the first quarter of

2023 compared to $2.6 million
(effective rate of 19.6%) for the fourth quarter of 2022 and $2.2 million (effective rate of 19.8%) for the first quarter of 2022.

A
discrete tax item of $0.4 million related our SERP plan favorably impacted the effective tax rate for the fourth quarter of 2022.

Absent discrete items, we expect our annual effective tax rate to approximate

21%-22% in 2023.

The increase in the effective tax rate
for 2023 reflects a lower level of pre-tax income from CCHL in relation to our consolidated income as the non-controlling interest
adjustment for CCHL is accounted for as a permanent tax adjustment.

FINANCIAL CONDITION
Average earning

assets totaled $4.063 billion for the first quarter of 2023, an increase of $30.0 million, or 0.7%, over the fourth
quarter of 2022, and an increase of $123.9 million, or 3.1%, over the first quarter of 2022.

The increase over both prior periods was
primarily driven by higher deposit balances (see below – Deposits
).

The mix of earning assets continues to improve driven by strong loan growth.
Investment Securities
Average investment

s

decreased $16.9 million, or 1.6%, from the fourth quarter of 2022 and increased

$5.1 million, or 0.5%, over the
first quarter of 2022.

Our investment portfolio represented 26.2% of our average earning assets for the first quarter of 2023 compared
to 26.8% for the fourth quarter of 2022 and 26.9% for the first quarter of 2022.

For the remainder of 2023, we will continue to
monitor our overall liquidity position and allow cash flow from the investment portfolio to run-off to overnight funds.

The investment portfolio is a significant component of our operations and, as such,

it functions as a key element of liquidity and
asset/liability management.

Two types of classifications are approved

for investment securities which are Available

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At March 31, 2023, $402.9 million, or 38.1%, of our investment portfolio was classified as AFS,
and $651.8 million, or 61.8%, classified as HTM.

The average maturity of our total portfolio at March 31, 2023 was 3.34 years
compared to 3.57 years at December 31, 2022 and 3.63 years at March

31, 2022.

The duration of our investment portfolio at March
31, 2023 was 2.99 years.

In the third quarter of 2022, to mitigate risk to accumulated other comprehensive income due to higher
interest rates, we reclassified 33 U.S. Treasury obligations totaling $168.4 million with unrealized losses of $9.4 million from AFS to
HTM.

At March 31, 2023, $7.1 million was remaining in unrealized losses relating to these securities.
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

At March 31, 2023, there were 896 positions (combined AFS and HTM) with pre-tax unrealized losses totaling $74.8 million (see
Note 2 – Investment Securities in the Notes to Consolidated Financial Statements for

detail by category).

87 of these positions are
U.S. Treasury bonds and carry the full faith and credit of

the U.S. Government.

684 are U.S. government agency securities issued by
U.S. government sponsored entities.

We believe the

long history of no credit losses on government securities indicates that the
expectation of nonpayment of the amortized cost basis is effectively zero.

The remaining 125 positions (Municipal securities and
corporate bonds) have a credit component.

At March 31, 2023, corporate debt securities had an allowance for credit losses of

$28,000
and municipal securities had an allowance of $8,000.

At March 31, 2023, all CMO, MBS, SBA, U.S. Agency,

and U.S. Treasury
bonds held were AAA rated.
Loans HFI
Average loans

held for investment (“HFI”) increased $143.0 million, or 5.9%, over the fourth quarter of 2022 and $618.8 million, or
31.5%, over the first quarter of 2022.

Period end loans increased $111.7

million, or 4.4%, over the fourth quarter of 2022 and $651.4 million, or 32.8%, over the first quarter of 2022.

Compared to the fourth quarter of 2022, a majority of the increase was realized in the
residential real estate category,

and to a lesser extent, the construction and commercial real estate mortgage categories.

Compared to
the first quarter of 2022, loan growth was broad based, with increases realized in all categories except consumer loans.

Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Overall credit quality remains stable.

Nonperforming assets (nonaccrual loans and other real estate) totaled $4.6 million at March 31,
2023 compared to $2.7 million at December 31, 2022 and $2.7 million at March 31, 2022.

At March 31, 2023, the increase was
primarily due to the addition of one large business loan relationship totaling $1.8 million to nonaccrual status is in the process of collection and is adequately secured and reserved for.

At March 31, 2023, nonperforming assets as a percentage of total assets totaled
0.10% compared to 0.06% at December 31, 2022 and 0.06% at March 31, 202

2.

Nonaccrual loans totaled $4.6 million at March 31,
2023, a $2.3 million increase over December 31, 2022 and a $1.9 million increase over March 31, 2022.

Further, classified loans
totaled $12.2 million at March 31, 2023, a $7.2 million decrease from December

31, 2022 and a $10.2 million decrease from March
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
conditions and forecasts.

At March 31, 2023, the allowance for credit losses for HFI loans totaled

$26.5 million compared to $24.7 million at December 31,
2022 and $20.8 million at March 31, 2022.

Activity within the allowance is provided in Note 3 to the consolidated financial statements.

The increase in the allowance over the prior periods was primarily driven by loan growth.

At March 31, 2023, net charge-
offs totaled $1.5 million, an increase of $0.2 million over

the fourth quarter of 2022, and $0.7 million over the first quarter of 2022.

At March 31, 2023, the allowance represented 1.01% of

HFI loans and provided coverage of 578% of nonperforming loans compared to 0.98% and 1,077%, respectively,

at December 31, 2022, and 1.05% and 761%, respectively,

at March 31, 2022.

At March 31, 2023, the allowance for credit losses for unfunded commitments totaled $2.8 million compared to $3.0 million at
December 31, 2022 and $3.0 million at March 31, 2022. The allowance for unfunded commitments is recorded in other liabilities.

Deposits
Average total

deposits were $3.817 billion for the first quarter of 2023, an increase of $14.3 million,

or 0.4%, over the fourth quarter
of 2022 and $103.3 million, or 2.8%, over the first quarter of 2022.

Compared to the fourth quarter of 2022, the increase reflected higher NOW account balances, primarily due to a seasonal increase in our public fund deposits that occurred late in the fourth quarter.

Compared to the first quarter of 2022, we experienced strong growth in our

NOW accounts, and to a lesser degree, our savings
accounts.

Period end total deposits declined $115.4 million

from the fourth quarter of 2022, and reflected lower balances in noninterest bearing accounts, NOW accounts, and savings accounts, partially offset by slight growth in money market accounts and
certificates of deposit

Noninterest bearing accounts decreased $52.2 million from the fourth quarter of 2022, largely due to the
migration of two commercial clients into interest bearing NOW accounts, in addition to clients seeking a higher yielding investment
account at Capital City Investments (approximately $30 million,

which is predominantly attributable to clients with higher balances).

Interest bearing deposits decreased $63.2 million from the fourth quarter of 2022, including a $47.8 million decline in the NOW
account balance that was largely driven by an anticipated seasonal decline in public fund balances of $66 million, partially offset by
the previously mentioned migration of two clients from noninterest bearing accounts.

Savings account balances decreased $20.1
million from the fourth quarter of 2022, primarily attributable to clients seeking higher yielding investment products outside of the
Bank.

Money market account balances increased $4.5 million over the fourth quarter of 2022 (also due to some migration from
noninterest bearing accounts), in addition to growth in our new markets which offered a promotional rate.

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

We prepare

a current base case and several alternative interest rate simulations (-400, -300, -200,

-100,+100, +200, +300, and +400
basis points (bp)), at least once per quarter, and

report the analysis to ALCO, our Market Risk Oversight Committee (“MROC”), our
Enterprise Risk Oversight Committee (“EROC”) and the Board of Directors.

The -400bp rate scenario was reintroduced into the
model beginning in the fourth quarter of 2022 due to the higher interest rate environment. We

augment our interest rate shock analysis
with alternative interest rate scenarios on a quarterly basis that may include ramps,

parallel shifts, and a flattening or steepening of the
yield curve (non-parallel shift).

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
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
March 31, 2023 7.1% 5.2% 3.4% 1.8% -3.3% -8.8% -15.5% -21.2%
December 31, 2022 11.3% 8.4% 5.5% 2.8% -5.0% -12.3% -20.0% -27.1%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
March 31, 2023 28.0% 22.7% 17.2% 12.2% -0.5% -10.9% -22.5% -31.2%
December 31, 2022 31.3% 25.2% 19.0% 13.1% -2.0% -13.8% -25.7% -36.3%
The Net Interest Income (“NII”) at Risk position indicates

that in the short-term, all rising rate environments will positively impact the
net interest margin of the Company,

while declining rate environments

will have a negative impact on the net interest margin.
Compared to the fourth quarter of 2022, these metrics became less favorable in the rising rate scenarios primarily due to loan growth,
which reduced our level of overnight funds and made us slightly less asset sensitive.

The converse is applicable in the down rate
scenarios where the metrics became more favorable due to loan growth which increased asset duration and therefore protection against
falling rates.

The percent change over both a 12-month and 24-month shock are outside of policy in the rates down 300 bps and 400
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
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
March 31, 2023

11.6% 9.6% 7.0% 4.0% -7.1% -17.9% -31.3% -35.7%
December 31, 2022 11.0% 9.0% 6.4% 3.6% -7.4% -18.8% -30.9% -40.1%
EVE Ratio (policy minimum 5.0%) 20.6% 19.9% 19.0% 18.2% 15.6% 13.5% 11.2% 10.3%
(1) The down 400 bp rate scenario was added in the fourth quarter of 2022.
At March 31, 2023, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments. Compared to the fourth quarter of 2022, EVE metrics became slightly more favorable in all rate environments except
the down 300 environment, primarily due to a change in the shape and position of the yield curve, along with seasonal outflows of
some rate sensitive funding sources (public funds).

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

At March 31, 2023, we had the ability to generate $1.428 billion in additional liquidity through all of our available resources (this
excludes $303.4 million in overnight funds sold).

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

and the Board of Directors.

At March 31, 2023, we believe the
liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We also view our

investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for
borrowings or deposits, and/or to sell selected securities.

Our portfolio consists of debt issued by the U.S. Treasury,

U.S.
governmental agencies, municipal governments, and corporate entities.

At March 31, 2023, the weighted-average life and duration of our portfolio were 3.34 years and 2.99 years, respectively,

and the available-for-sale portfolio had a net unrealized pre-tax loss of
$35.0 million.
We maintained

an average net overnight funds (interest deposits with banks plus FED funds sold less FED funds purchased) sold
position of $361.0 million in the first quarter of 2023

compared to $469.4 million in the fourth quarter of 2022 and $873.1 million in the first quarter of 2022.

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
Borrowings
Average short

-term borrowings totaled $47.1 million for the first quarter of 2023 compared to $50.8 million for the fourth quarter of
2022 and $32.4 million for the first quarter of 2022. The variance compared to both prior periods was primarily attributable to an
increase in short-term repurchase agreements and the fluctuation in CCHL’s warehouse line.

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

This note matures on June 15, 2035.

Effective June 30, 2023, in
accordance with the trust agreements

and the Adjustable Interest Rate (LIBOR) Act of 2021, LIBOR will be replaced with 3-month
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

At March 31, 2023, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $411.2 million

at March 31, 2023 compared to $394.0 million at December 31, 2022 and $372.1 million at
March 31, 2022.

For the first three months of 2023, shareowners’ equity was positively impacted by net income attributable to
common shareowners of $15.0 million, a $5.8

million decrease in the unrealized loss on investment securities, the issuance of stock of
$1.8 million, and stock compensation accretion of $0.5 million.

Shareowners’ equity was reduced by common stock dividends of $3.1 million ($0.18 per share), the repurchase of stock of $0.8 million (25,241 shares), net adjustments totaling $1.4

million related to
transactions under our stock compensation plans, and a $0.6 million decrease in the fair value of the interest rate swap related to
subordinated debt.

At March 31, 2023, our total risk-based capital ratio was 15.53% compared to 15.52% at December 31, 2022 and 16.98% at March 31,
2022.

Our common equity tier 1 capital ratio was 12.68%, 12.64%, and 13.77%, respectively,

on those dates.

Our leverage ratio was
9.28%, 9.06%, and 8.78%, respectively,

on those dates.

At March 31, 2023, all our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity ratio was 7.37%

at
March 31, 2023 compared to 6.79% and 6.61% at December 31, 2022 and March

31, 2022, respectively.

If our unrealized HTM
securities losses of $29.5 million (after-tax) were recognized in accumulated other comprehensive loss, our adjusted tangible capital
ratio would be 6.69%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with ASC Topic

715.

At March 31, 2023, the net pension liability reflected in other comprehensive loss was $4.5 million
compared to $4.5 million at December 31, 2022 and $13.0 million at March

31, 2022. This liability is re-measured annually on
December 31 st

based on an actuarial calculation of our pension liability.

Significant assumptions used in calculating the liability
include the weighted average discount rate used to measure the present value of the pension liability, the

weighted average expected
long-term rate of return on pension plan assets, and the assumed rate of annual compensation increases, all of which will vary when
re-measured.

The discount rate assumption used to calculate the pension liability is subject to long

-term corporate bond rates at
December 31
st
.

These assumptions are sensitivities are discussed in our 2022 Form 10-K “Critical Accounting

Policies”.
OFF-BALANCE SHEET ARRANGEMENTS
We are a party

to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our
clients.

At March 31, 2023, we had $825.8 million in commitments to extend credit and $5.7 million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included in other liabilities on the consolidated statements of financial condition and totaled $2.8 million at March 31, 2023.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 1 to the Consolidated

Financial Statements included in our 2022 Form 10-K.

The preparation of our Consolidated Financial Statements

in accordance with GAAP and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities.

Actual results could differ from those estimates.
We have identified

accounting for (i) the allowance for credit losses, (ii) goodwill,

(iii) pension assumptions, and (iv) income taxes as
our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are
inherently uncertain.

These accounting policies, including the nature of the estimates and types of assumptions used, are described
throughout this Item 2, Management’s

Discussion and Analysis of Financial Condition and Results of Operations, and

Part II, Item 7,
Management’s Discussion and Analysis

of Financial Condition and Results of Operations included

in our 2022 Form 10-K.

TABLE I
AVERAGE

BALANCES & INTEREST RATES
Three Months Ended

March 31, 2023 December 31, 2022 March 31, 2022

Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

55,110
$

644 4.74%
$

42,910
$

581 5.38%
$

43,004
$

397 3.19%
Loans Held for Investment
(1)(2)
2,582,395 34,331 5.39 2,439,379 31,418 5.11 1,963,578 21,811 4.52
Taxable Securities 1,061,372 4,912 1.86 1,078,265 4,835 1.78 1,056,736 2,889 1.10
Tax-Exempt Securities
(2)
2,840 17 2.36 2,827 17 2.36 2,409 10 1.60
Federal Funds Sold and Interest Bearing
Deposits
360,971 4,111 4.62 469,352 4,463 3.77 873,097 409 0.19
Total Earning Assets 4,062,688 44,015 4.39% 4,032,733 41,314 4.07% 3,938,824 25,516 2.63%
Cash & Due From Banks 74,639 74,178 74,253
Allowance For Credit Losses (25,637) (22,596) (21,655)
Other Assets 300,175 297,510 275,353
TOTAL ASSETS
$

4,411,865
$

4,381,825
$

4,266,775

Liabilities:
NOW Accounts
$

1,228,928
$

2,152 0.71%
$

1,133,733
$

1,725 0.60%
$

1,079,906
$

86 0.03%
Money Market Accounts 267,573 208 0.31 273,328 63 0.09 285,406 33 0.05
Savings Accounts 629,388 76 0.05 641,153 80 0.05 599,359 72 0.05
Other Time Deposits 89,675 52 0.24 92,385 34 0.15 97,054 33 0.14
Total Interest Bearing Deposits 2,215,564 2,488 0.46 2,140,599 1,902 0.35 2,061,725 224 0.04
Short-Term Borrowings 47,109 461 3.97 50,844 690 5.38 32,353 192 2.40
Subordinated Notes Payable 52,887 571 4.32 52,887 522 3.86 52,887 317 2.40
Other Long-Term Borrowings 480 6 4.80 530 8 4.80 833 9 4.49
Total Interest Bearing Liabilities 2,316,040 3,526 0.62% 2,244,860 3,122 0.55% 2,147,798 742 0.14%
Noninterest Bearing Deposits 1,601,750 1,662,443 1,652,337
Other Liabilities 81,206 84,585 72,166
TOTAL LIABILITIES 3,998,996 3,991,888 3,872,301
Temporary Equity 8,802 9,367 10,518

TOTAL SHAREOWNERS’ EQUITY 404,067 380,570 383,956
TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY
$

4,411,865
$

4,381,825
$

4,266,775

Interest Rate Spread 3.77% 3.52% 2.49%
Net Interest Income
$

40,489
$

38,192
$

24,774
Net Interest Margin (3) 4.04% 3.76% 2.55%
(1)

Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loan fees of $0.3 million, $0.3

million and $0.2 million for

the three months ended March 31, 2023, December 31,

2022 and March 31, 2022, respectively.
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

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2022.
Item 4.

CONTROLS AND PROCEDURES
At March 31, 2023, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and
Chief Financial Officer,

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

Act of 1934).

During the quarter ended on March 31, 2023,
there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. “Risk Factors” in our 2022 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2022 Form
10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us
or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating
results.
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
Total

number
Average
Total

number of shares
Maximum Number of shares
of shares price paid purchased under our remaining for purchase under
Period purchased per share share repurchase program (1) our share repurchase program
January 1, 2023 to
January 31, 2023 25,000 $32.39 25,000 548,048
February 1, 2023 to
February 28, 2023 - - - 548,048
March 1, 2023 to
March 31, 2023 241 32.65 241 547,807
Total 25,241 $32.39 25,241 547,807

(1)
This amount represents the number of shares that were repurchased during the first quarter of 2023 through the Capital City Bank
Group, Inc. Share Repurchase Program (the “Program”), which was approved on January 31, 2019 for a five-year period, under
which we were authorized to repurchase up to 750,000 shares of our common stock.

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
31.2
Certification of Jeptha E. Larkin, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc.,
Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc.,
Pursuant to 18 U.S.C. Section 1350.
32.2
Certification of Jeptha E. Larkin, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc.,
Pursuant to 18 U.S.C. Section 1350.
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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Mr. Larkin is the Principa

l

Financial Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: May 1, 2023