Form 10-Q
period 2023-06-30
CAPITAL CITY BANK GROUP INC
filed 2023-07-31
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2023
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
At July 27, 2023,
16,991,634

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2023
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – June 30, 2023 and December 31, 2022 4
Consolidated Statements of Income – Three and Six Months Ended June 30, 2023 and 2022 5
Consolidated Statements of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2023 and 2022 6
Consolidated Statements of Changes in Shareowners’ Equity – Three and Six Months Ended June 30, 2023 and 2022 7
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2023 and 2022 8
Notes to Consolidated Financial Statements 9

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

OF FINANCIAL CONDITION
(Unaudited)
June 30, December 31,
(Dollars in Thousands, Except Par Value) 2023

2022
ASSETS

Cash and Due From Banks $
83,679
$
72,114
Federal Funds Sold and Interest Bearing Deposits

285,129

528,536
Total Cash and Cash Equivalents

368,808

600,650

Investment Securities, Available

for Sale, at fair value (amortized cost of $
424,220

and $
455,232
)

386,220

413,294
Investment Securities, Held to Maturity (fair value of $
595,219

and $
612,701
)

641,398

660,744
Equity Securities
1,703

10
Total Investment

Securities

1,029,321

1,074,048

Loans Held For Sale, at fair value
67,908

54,635

Loans Held for Investment
2,667,003

2,525,180
Allowance for Credit Losses

(27,964)

(24,736)
Loans Held for Investment, Net

2,639,039

2,500,444

Premises and Equipment, Net

82,062

82,138
Goodwill and Other Intangibles

93,013

93,093
Other Real Estate Owned
1
431
Other Assets

119,411

120,519
Total Assets $
4,399,563
$
4,525,958

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,520,134
$
1,653,620
Interest Bearing Deposits

2,268,732

2,285,697
Total Deposits

3,788,866

3,939,317

Short-Term

Borrowings

50,673
56,793
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

414
513
Other Liabilities

77,192
73,675
Total Liabilities
3,970,032
4,123,185
Temporary Equity
8,752
8,757

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,991,634

and
16,986,785

shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively
170
170
Additional Paid-In Capital

36,853
37,331
Retained Earnings

417,128
393,744
Accumulated Other Comprehensive Loss, net of tax

(33,372)
(37,229)
Total Shareowners’ Equity

420,779
394,016
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,399,563
$
4,525,958
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

June 30,
Six Months Ended

June 30,
(Dollars in Thousands, Except Per Share

Data)
2023 2022 2023 2022
INTEREST INCOME
Loans, including Fees $
37,477
$
24,072
$
72,357
$
46,205
Investment Securities:
Taxable
4,803
3,833
9,716
6,723
Tax Exempt
12
7
23
13
Funds Sold

2,782
1,408
6,893
1,817
Total Interest Income
45,074
29,320
88,989
54,758
INTEREST EXPENSE
Deposits
4,008
266
6,496
490
Short-Term

Borrowings
451
343
912
535
Subordinated Notes Payable
604
370
1,175
687
Other Long-Term

Borrowings
5
8
11
17
Total Interest Expense
5,068
987
8,594
1,729
NET INTEREST INCOME
40,006
28,333
80,395
53,029
Provision for Credit Losses
2,219
1,542
5,349
1,542
Net Interest Income After Provision For Credit Losses
37,787
26,791
75,046
51,487
NONINTEREST INCOME
Deposit Fees
5,326
5,447
10,565
10,638
Bank Card Fees
3,795
4,034
7,521
7,797
Wealth Management

Fees
4,149
4,403
8,077
10,473
Mortgage Banking Revenues
5,837
9,065
12,832
18,011
Other
3,766
1,954
6,126
3,802
Total Noninterest

Income
22,873
24,903
45,121
50,721
NONINTEREST EXPENSE
Compensation
24,884
25,383
50,520
50,239
Occupancy, Net
6,820
6,075
13,582
12,168
Other
10,830
9,040
18,887
17,324
Total Noninterest

Expense
42,534
40,498
82,989
79,731
INCOME BEFORE INCOME TAXES
18,126
11,196
37,178
22,477
Income Tax Expense
3,544
2,177
7,677
4,412
NET INCOME
14,582
9,019
29,501
18,065
(Income) Loss Attributable to Noncontrolling Interests
(31)
(306)
4
(897)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,551
$
8,713
$
29,505
$
17,168
BASIC NET INCOME PER SHARE $
0.86
$
0.51
$
1.73
$
1.01
DILUTED NET INCOME PER SHARE $
0.85
$
0.51
$
1.73
$
1.01
Average Common

Basic Shares Outstanding
17,002
16,949
17,009
16,940
Average Common

Diluted Shares Outstanding
17,035
16,971
17,040
16,958
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2023 2022 2023 2022
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,551
$
8,713
$
29,505
$
17,168
Other comprehensive (loss) income, before

tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale
(2,887)
(10,718)
3,921
(36,167)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
876
4
1,741
9
Derivative:
Change in net unrealized gain on effective cash flow

derivative
585
1,161
(217)
2,997
Benefit Plans:
Pension plan settlement
(217)
169
(217)
378
Total Benefit Plans
(217)
169
(217)
378
Other comprehensive (loss) income, before

tax
(1,643)
(9,384)
5,228
(32,783)
Deferred tax (benefit) expense related to other comprehensive income
(347)
(2,362)
1,371
(8,232)
Other comprehensive (loss) income, net of tax
(1,296)
(7,022)
3,857
(24,551)
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
13,255
$
1,691
$
33,362
$
(7,383)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, April 1, 2023
17,021,748
$
170
$
37,512
$
405,634
$
(32,076)
$
411,240
Net Income Attributable to Common Shareowners
-
-
-
14,551
-
14,551
Other Comprehensive Loss, net of tax -
-
-
-
(1,296)
(1,296)
Cash Dividends ($
0.1800

per share)
-
-
-
(3,057)
-
(3,057)
Repurchase of Common Stock
(40,495)
-
(1,203)
-
-
(1,203)
Stock Based Compensation
-
-
228
-
-
228
Stock Compensation Plan Transactions, net
10,381
-
316
-
-
316
Balance, June 30, 2023
16,991,634
$
170
$
36,853
$
417,128
$
(33,372)
$
420,779
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
(37,229)
$
394,016
Net Income Attributable to Common Shareowners -
-
-
29,505
-
29,505
Other Comprehensive Income, net of tax -
-
-
-
3,857
3,857
Cash Dividends ($
0.3600

per share)
-
-
-
(6,121)
-
(6,121)
Repurchase of Common Stock
(65,736)
-
(2,022)
-
-
(2,022)
Stock Based Compensation -
-
764
-
-
764
Stock Compensation Plan Transactions, net
70,585
-
780
-
-
780
Balance, June 30, 2023
16,991,634
$
170
$
36,853
$
417,128
$
(33,372)
$
420,779
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
(Dollars in Thousands) 2023 2022
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
29,505
$
17,168
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
5,349
1,542

Depreciation
3,927
3,802

Amortization of Premiums, Discounts and Fees, net
2,260
5,545

Amortization of Intangible Asset
80
80

Pension Plan Settlement (Gain) Charge
(291)
378

Originations of Loans Held-for-Sale
(209,775)
(573,239)

Proceeds From Sales of Loans Held-for-Sale
209,334
595,074

Mortgage Banking Revenues
(12,832)
(18,011)

Net Additions for Capitalized Mortgage Servicing Rights
(859)
1,358

Stock Compensation
764
489

Net Tax Benefit From Stock-Based

Compensation
-
(19)

Deferred Income Taxes
(2,298)
(8,879)

Net Change in Operating Leases
(3)
(72)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,900)
(26)

Net Decrease in Other Assets
4,492
845

Net Increase in Other Liabilities
3,815
22,040
Net Cash Provided By Operating Activities
31,568
48,075
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
-
(218,548)

Proceeds from Payments, Maturities, and Calls
18,992
28,111
Securities Available for

Sale:

Purchases
(4,634)
(37,044)

Proceeds from Sale of Securities
-
3,365

Proceeds from Payments, Maturities, and Calls
32,490
47,413
Purchases of Loans Held for Investment
(201,000)
(174,779)
Net Decrease (Increase) in Loans Held for Investment
55,154
(109,806)
Proceeds From Sales of Other Real Estate Owned
3,772
30
Purchases of Premises and Equipment
(3,851)
(3,322)
Noncontrolling Interest Contributions
-
2,573
Net Cash Used In Investing Activities
(99,077)
(462,007)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits
(150,451)
73,396
Net (Decrease) Increase in Short-Term

Borrowings
(6,120)
4,784
Repayment of Other Long-Term

Borrowings
(99)
(150)
Dividends Paid
(6,121)
(5,424)
Payments to Repurchase Common Stock
(2,022)
-
Proceeds from Issuance of Common Stock Under Purchase Plans
480
496
Net Cash (Used In) Provided by Financing Activities
(164,333)
73,102
NET DECREASE IN CASH AND CASH EQUIVALENTS
(231,842)
(340,830)
Cash and Cash Equivalents at Beginning of Period

600,650
1,035,354
Cash and Cash Equivalents at End of Period

$
368,808
$
694,524
Supplemental Cash Flow Disclosures:

Interest Paid
$
8,720
$
1,617

Income Taxes Paid
$
3,860
$
3,765
Noncash Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned
$
1,442
$
77
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
ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. ASU 2023-
01 will be effective for the Company on January 1, 2024, though early adoption is permitted. The Company is evaluating the effect that ASU 2023-01 will have on its consolidated financial statements and related disclosures.
ASU No.

2023-02, “Investments—Equity Method and Joint Ventures

(Topic

323)
: Accounting for Investments in Tax

Credit
Structures Using the Proportional Amortization Method.” ASU 2023-02

is intended to improve the accounting and disclosures for
investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the
proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously,

this method was
only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 will be effective for the
Company on January 1, 2024, though early adoption is permitted. The

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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
June 30, 2023
U.S. Government Treasury $
22,047
$
-
$
1,797
$
-
$
20,250
U.S. Government Agency
175,515
28
11,303
-
164,240
States and Political Subdivisions
46,842
-
5,958
(5)
40,879
Mortgage-Backed Securities (1)
77,144
2
11,014
-
66,132
Corporate Debt Securities
95,317
61
7,995
(19)
87,364
Other Securities (2)
7,355
-
-
-
7,355
Total

$
424,220
$
91
$
38,067
$
(24)
$
386,220
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
413,294
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
June 30, 2023
U.S. Government Treasury $
457,522
$
-
$
25,365
$
432,157
Mortgage-Backed Securities (1)
183,876
1
20,815
163,062
Total

$
641,398
$
1
$
46,180
$
595,219
December 31, 2022
U.S. Government Treasury $
457,374
$
-
$
25,641
$
431,733
Mortgage-Backed Securities (1)
203,370
8
22,410
180,968
Total

$
660,744
$
8
$
48,051
$
612,701
(1)

Comprised of residential mortgage-backed

securities
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock,

recorded at cost of $
2.3

million and $
5.1

million,
respectively,

at June 30, 2023 and $
2.1

million and $
5.1

million, respectively,

at December 31, 2022.
At June 30, 2023 and December 31, 2022, the investment portfolio had $
1.7

million and $
0.01

million, respectively in equity
securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
613.7

million and $
656.1

million at June 30, 2023 and December 31, 2022, respectively,

were
pledged to secure public deposits and for other purposes.
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

The net unamortized, unrealized loss on the transferred securities included in accumulated
other comprehensive loss in the accompanying balance sheet at June 30, 2023 totaled $
6.2

million.

This amount will continue to be
amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities as an adjustment of the
yield on those securities.
Investment Sales.
There were no significant sales of investment securities for the three or six months ended June 30, 2023. There were
no significant sales of investment securities for the three months ended

June 30, 2022 and $
3.4

million in sales for the six months
ended June 30, 2022.
Maturity Distribution
.

At June 30, 2023, the Company’s investment

securities had the following maturity distribution based on
contractual maturity.

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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
41,681

$
41,030

$
-

$
-
Due after one year through five years

153,275

139,764

457,522

432,157
Due after five year through ten years

49,673

41,410

-

-
Mortgage-Backed Securities
77,144
66,132
183,876
163,062
U.S. Government Agency

95,092

90,529

-

-
Other Securities

7,355

7,355

-

-
Total

$
424,220

$
386,220

$
641,398

$
595,219

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
June 30, 2023
Available for

Sale
U.S. Government Treasury $
-

$
-

$
19,271

$
1,797

$
19,271

$
1,797
U.S. Government Agency
18,020
191
122,553
11,112
140,573
11,303
States and Political Subdivisions
1,559

9

39,325

5,949

40,884

5,958
Mortgage-Backed Securities
24

-

66,016

11,014

66,040

11,014
Corporate Debt Securities
1,967

8

79,768

7,987

81,735

7,995
Total

$
21,570

$
208

$
326,933

$
37,859

$
348,503

$
38,067

Held to Maturity
U.S. Government Treasury

-

-

432,157

25,365

432,157

25,365
Mortgage-Backed Securities
3,265

141

159,566

20,674

162,831

20,815
Total

$
3,265

$
141

$
591,723

$
46,039

$
594,988

$
46,180
December 31, 2022
Available for

Sale

U.S. Government Treasury $
983

$
-

$
19,189

$
1,928

$
20,172

$
1,928
U.S. Government Agency
63,112
2,572
113,004
10,291
176,116
12,863
States and Political Subdivisions

1,425

2

38,760

6,853

40,185

6,855
Mortgage-Backed Securities
6,594
959
60,458
10,467
67,052
11,426
Corporate Debt Securities
26,959
878
58,601
7,996
85,560
8,874
Total

$
99,073

$
4,411

$
290,012

$
37,535

$
389,085

$
41,946

Held to Maturity
U.S. Government Treasury

177,552

11,018

254,181

14,623

431,733

25,641
Mortgage-Backed Securities
88,723
6,814
91,462
15,596
180,185
22,410
Total

$
266,275

$
17,832

$
345,643

$
30,219

$
611,918

$
48,051
At June 30, 2023, there were
917

positions (combined AFS and HTM) with unrealized losses totaling $
84.2

million.

86

of these
positions are U.S. Treasury bonds and

carry the full faith and credit of the U.S. Government.

705

are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

The remaining
126

positions (municipal
securities and corporate bonds) have a credit component.

At June 30, 2023, all collateralized mortgage obligation securities (“CMO”),
MBS, Small Business Administration securities (“SBA”), U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

At June 30,
2023, corporate debt securities had an allowance for credit losses of $
19,000

and municipal securities had an allowance of $
5,000
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:
(Dollars in Thousands) June 30, 2023

December 31, 2022
Commercial, Financial and Agricultural $
227,219

$
247,362
Real Estate – Construction

226,404

234,519
Real Estate – Commercial Mortgage

831,285

782,557
Real Estate – Residential (1)

882,292

727,105
Real Estate – Home Equity

203,150

208,120
Consumer (2)

296,653

325,517
Loans Held For Investment, Net of Unearned Income $
2,667,003

$
2,525,180
(1) Includes loans in process balance of $
6.1

million at both June 30, 2023 and December 31, 2022.
(2)
Includes overdraft balances of $
1.0

million and $
1.1

million at June 30, 2023 and December 31, 2022, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
13.3

million at June 30, 2023 and $
10.8
million at December 31, 2022.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
9.2

million at June 30, 2023 and $
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
Loan Purchase and Sales
.

The Company will periodically purchase newly originated 1-4 family real estate secured adjustable-rate
loans from Capital City Home Loans (“CCHL”), a related party.

Residential loan purchases from CCHL totaled $
199.5

million and
$
158.8

million for the six months ended June 30, 2023 and June 30, 2022, respectively,

and were not credit impaired.

For the three
months ended June 30, 2022, the Company also acquired commercial real estate loans that were not credit impaired from a third-party bank totaling $
15.0

million.

The Company did
no
t purchase any commercial real estate loans during the three months ended June 30,
2023.

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
June 30, 2023
Beginning Balance $
1,515
$
3,359
$
4,710
$
11,649
$
1,879
$
3,395
$
26,507
Provision for Credit Losses
(86)
(512)
732
1,328
(188)
670
1,944
Charge-Offs
(54)
-
-
-
(39)
(1,887)
(1,980)
Recoveries

71
1
11
132
131
1,147
1,493
Net (Charge-Offs) Recoveries
17
1
11
132
92
(740)
(487)
Ending Balance $
1,446
$
2,848
$
5,453
$
13,109
$
1,783
$
3,325
$
27,964
Six Months Ended

June 30, 2023
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,409
$
1,864
$
3,488
$
24,736
Provision for Credit Losses
(8)
192
739
2,511
(198)
1,999
5,235
Charge-Offs
(218)
-
(120)
-
(39)
(4,253)
(4,630)
Recoveries
166
2
19
189
156
2,091
2,623
Net (Charge-Offs) Recoveries
(52)
2
(101)
189
117
(2,162)
(2,007)
Ending Balance $
1,446
$
2,848
$
5,453
$
13,109
$
1,783
$
3,325
$
27,964
Three Months Ended
June 30, 2022
Beginning Balance $
2,122
$
2,596
$
5,392
$
4,470
$
1,916
$
4,260
$
20,756
Provision for Credit Losses
564
542
(396)
1,060
(223)
123
1,670
Charge-Offs
(1,104)
-
-
-
-
(1,193)
(2,297)
Recoveries

59
-
56
115
67
855
1,152
Net Charge-Offs
(1,045)
-
56
115
67
(338)
(1,145)
Ending Balance $
1,641
$
3,138
$
5,052
$
5,645
$
1,760
$
4,045
$
21,281
Six Months Ended

June 30, 2022
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
Provision for Credit Losses
403
(172)
(577)
1,374
(628)
1,191
1,591
Charge-Offs
(1,177)
-
(266)
-
(33)
(2,595)
(4,071)
Recoveries
224
8
85
142
125
1,571
2,155
Net Charge-Offs
(953)
8
(181)
142
92
(1,024)
(1,916)
Ending Balance $
1,641
$
3,138
$
5,052
$
5,645
$
1,760
$
4,045
$
21,281
For the six months ended June 30, 2023, the allowance for HFI loans increased by $
3.2

million and reflected a provision expense of
$
5.2

million and net loan charge-offs of $
2.0

million.

The increase was primarily driven by incremental reserves needed for loan
growth.

For the six months ended June 30, 2022, the allowance decreased by $
0.3

million and reflected a provision expense of $
1.6
million and net loan charge-offs of $
1.9

million. The lower provision expense for the six months ended June 30, 2022 was primarily due to the release of reserves held for potential pandemic-related losses that did not materialize to the extent projected, partially offset
by growth in reserves for strong new loan origination volume. Four unemployment forecast scenarios were utilized to estimate
probability of default and are weighted based on management’s estimate of probability.

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
June 30, 2023
Commercial, Financial and Agricultural $
196
$
81
$
-
$
277
$
226,933
$
9
$
227,219
Real Estate – Construction

-
218
-
218
225,771
415
226,404
Real Estate – Commercial Mortgage

79
45
-
124
828,740
2,421
831,285
Real Estate – Residential

241
128
-
369
880,222
1,701
882,292
Real Estate – Home Equity

68
-
-
68
202,326
756
203,150
Consumer

2,409
742
-
3,151
292,181
1,321
296,653
Total $
2,993
$
1,214
$
-
$
4,207
$
2,656,173
$
6,623
$
2,667,003
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
June 30, 2023 December 31, 2022
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
9
$
-
$
-
$
41
$
-
Real Estate – Construction

415
-
-
-
17
-
Real Estate – Commercial Mortgage

2,212
209
-
389
256
-
Real Estate – Residential

1,172
529
-
-
239
-
Real Estate – Home Equity

227
529
-
-
771
-
Consumer

-
1,321
-
-
584
-
Total Nonaccrual

Loans
$
4,026
$
2,597
$
-
$
389
$
1,908
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.
June 30, 2023 December 31, 2022
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
-
Real Estate – Construction
415
-
-
-
Real Estate – Commercial Mortgage
2,212
-
389
-
Real Estate – Residential
1,098
-
160
-
Real Estate – Home Equity

227

-

130

-
Consumer

-

-

21

-
Total Collateral Dependent

Loans
$
3,952
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

Residential Real Estate Loans In Process of Foreclosure
.

At June 30, 2023 and December 31, 2022, the Company had $
0.7

million
and $
0.6

million, respectively, in 1-4 family

residential real estate loans for which formal foreclosure proceedings were in process.
For the six-month period ended June 30, 2023, the Company did no
t modify any loans made to borrowers experiencing financial
difficulty.

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

The following table summarizes gross loans held for investment at June

30, 2023 and current period gross write-offs for the six
months ended June 30, 2023 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management
section for detail on risk rating system).
Term

Loans by Origination Year
Revolving
(Dollars in Thousands)
2023 2022 2021 2020 2019 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
25,879
$
77,944
$
36,236
$
14,631
$
10,016
$
10,518
$
46,644
$
221,868
Special Mention
1,490
516
986
126
69
149
1,909
5,245
Substandard

6

46

21

17

-

16

-

106
Total
$
27,375
$
78,506
$
37,243
$
14,774
$
10,085
$
10,683
$
48,553
$
227,219
Current-Period Gross
Writeoffs
$
-
$
129
$
40
$
14
$
12
$
10
$
13
$
218
Real Estate -
Construction:
Pass $
59,976
$
121,631
$
32,667
$
1,807
$
189
$
123
$
7,855
$
224,248
Special Mention
478
-
375
-
-
-
-
853
Substandard

-

-

218

1,085

-

-

-

1,303
Total $
60,454
$
121,631
$
33,260
$
2,892
$
189
$
123
$
7,855
$
226,404
Real Estate -
Commercial Mortgage:
Pass $
62,928
$
261,333
$
165,145
$
128,342
$
47,330
$
130,477
$
19,554
$
815,109
Special Mention
4,343
793
948
239
1,483
2,461
439
10,706
Substandard

-

806

831

1,920

628

632

653

5,470
Total $
67,271
$
262,932
$
166,924
$
130,501
$
49,441
$
133,570
$
20,646
$
831,285
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
120
$
-
$
120
Real Estate - Residential:
Pass $
211,696
$
418,730
$
89,049
$
41,916
$
26,818
$
75,872
$
8,323
$
872,404
Special Mention
269
92
228
517
-
560
-
1,666
Substandard

70

1,320

1,253

1,571

935

3,073

-

8,222
Total

$
212,035
$
420,142
$
90,530
$
44,004
$
27,753
$
79,505
$
8,323
$
882,292
Real Estate - Home
Equity:
Performing $
-
$
50
$
129
$
11
$
392
$
1,122
$
200,689
$
202,393
Nonperforming

-

-

-

-

-

-

757

757
Total

$
-
$
50
$
129
$
11
$
392
$
1,122
$
201,446
$
203,150
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
-
$
39
$
39
Consumer:
Performing $
39,592
$
109,461
$
88,648
$
28,133
$
14,878
$
8,976
$
5,645
$
295,333
Nonperforming
-
633
418
179
81
7
2
1,320
Total $
39,592
$
110,094
$
89,066
$
28,312
$
14,959
$
8,983
$
5,647
$
296,653
Current-Period Gross
Writeoffs
$
1,571
$
1,486
$
763
$
138
$
143
$
63
$
89
$
4,253

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
June 30, 2023 December 31, 2022
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
68,127
$
67,908
$
54,488
$
54,635
Residential Mortgage Loan Commitments ("IRLCs") (1)
61,126
1,270
36,535
819
Forward Sales Contracts (2)
29,000
100
15,500
187
$
69,278
$
55,641
(1) Recorded in other assets at fair value
(2)
Recorded in other assets at fair value at June 30,2023

and December 31, 2022, respectively
At June 30, 2023, the Company had
no

residential mortgage loans held for sale 30-89 days past due and $
0.1

million of loans were on
nonaccrual status. At December 31, 2022, the Company had $
0.6

million of residential mortgage loans held for sale 30-89 days past due and $
0.1

million of loans were on nonaccrual status.

Mortgage banking revenue was as follows:
Three Months Ended

June 30,
Six Months Ended

June 30,
(Dollars in Thousands) 2023 2022 2023 2022
Net realized gains on sales of mortgage loans $
3,547
$
4,800
$
6,739
$
9,935
Net change in unrealized gain on mortgage loans held for sale
(894)
79
(365)
(895)
Net change in the fair value of mortgage loan commitments (IRLCs)
(75)
(183)
452
(324)
Net change in the fair value of forward sales contracts
316
(896)
(86)
(38)
Pair-Offs on net settlement of forward sales contracts
96
1,954
95
4,209
Mortgage servicing rights additions
632
1,457
1,666
2,088
Net origination fees
2,215
1,854
4,331
3,036
Total mortgage banking

revenues
$
5,837
$
9,065
$
12,832
$
18,011

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.
(Dollars in Thousands) June 30, 2023 December 31, 2022
Number of residential mortgage loans serviced for others
1,956
2,975
Outstanding principal balance of residential mortgage loans serviced for others
$
735,091
$
895,145
Weighted average

interest rate
4.93%
4.19%
Remaining contractual term (in months)
351
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

Administration.

At
June 30, 2023, the servicing portfolio balance consisted of the following loan types: FNMA (
7
%), GNMA (
1
%), and private investor
(
92
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had
no

delinquent residential mortgage loans in GNMA pools serviced by the Company at June 30, 2023 and $
0.3

at
December 31, 2022, respectively.

The right to repurchase these loans and the corresponding liability has been recorded in other assets
and other liabilities, respectively,

in the Consolidated Statement of Financial Condition.

For the three and six months ended June 30,
2023, the Company repurchased $
0.5

million and $
1.5

million, respectively, in

delinquent residential loans that were in GNMA pools.

For the three and six months ended June 30, 2022, the Company repurchased $
0.6

million and $
1.0

million, respectively, in delinquent
residential loans from the GNMA pools. When delinquent residential loans are repurchased, the Company has the intention to modify
their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:
Three Months Ended

June 30,
Six Months Ended

June 30,
(Dollars in Thousands) 2023 2022 2023 2022
Beginning balance $
6,801
$
4,001
$
6,067
$
3,774
Additions due to loans sold with servicing retained
632
1,457
1,767
2,088
Deletions and amortization
(406)
(372)
(807)
(776)
Sale of servicing rights
(1)
(2,287)
-
(2,287)
-
Ending balance $
4,740
$
5,086
$
4,740
$
5,086
The Company sold an MSR portfolio with an unpaid principal balance of $
334

million for a sales price of $
4.0

million,
recognizing a $
1.38

million gain on sale, recorded

in other noninterest income on the Consolidated

Statement of Income.
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended June 30, 2023
or 2022.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were

as follows:
June 30, 2023 December 31, 2022
Minimum Maximum Minimum Maximum
Discount rates
9.51%
12.00%
9.50%
12.00%
Annual prepayment speeds
11.26%
17.07%
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

The weighted average annual prepayment speed was
16.42
% at June 30, 2023 and
17.22
% at December 31, 2022.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at June
30, 2023.

Amounts
(Dollars in Thousands) Outstanding
$
75

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.00%

to
3.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
11,105
$
60

million warehouse line of credit agreement expiring in
December 2023
.

Interest is at the SOFR plus
2.25%
,
to
3.25%
.
16,948
Total Warehouse

Borrowings
$
28,053
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2022, warehouse line borrowings totaled $
50.2
million. At June 30, 2023, the Company had residential

mortgage loans held for sale and construction loans held for investment pledged as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid
assets, and maximum debt to net worth ratio, as defined in the agreements.

The Company was in compliance with all significant debt
covenants at June 30, 2023.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the Consolidated Statement of

Financial Condition.

The balance of this line of credit at June 30,
2023 and December 31, 2022 was $
42.8

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at June 30, 2023 were designed as a cash flow hedge for subordinated debt.

Under the swap arrangement, the Company will pay a fixed interest rate of
2.50
% and receive a variable interest rate based on
three-month CME Term

SOFR (secured overnight financing rate).
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
June 30, 2023
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,979
7.0
December 31, 2022
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
6,195
7.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related to the cash
flow derivative instruments (interest rate swaps related to subordinated debt) for the three and six months ended June 30, 2023.
Amount of (Loss) Amount of Gain
Gain Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended June 30, 2023 Interest expense $
437

$
332

Three months ended June 30, 2022
Interest expense
867

26

Six months ended June 30, 2023
Interest expense
$
(161)
$
641

Six months ended June 30, 2022
Interest expense
2,237

(2)
The Company estimates there will be approximately $
1.4

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
5.9

million and $
5.8

million at June 30, 2023 and December 31, 2022, respectively.
NOTE 6 – LEASES
Operating leases in which the Company is the lessee are recorded as operating lease right of use (“ROU”) assets and operating
liabilities, included in other assets and liabilities, respectively,

on its Consolidated Statement of Financial Condition.

The Company’s operating

leases primarily relate to banking offices with remaining lease terms from
1

to
42

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

At June 30, 2023, the operating lease ROU assets and liabilities were $
24.3

million and $
24.6

million, respectively. At December

31,
2022, ROU assets and liabilities were $
22.3

million and $
22.7

million, respectively.

The Company does not have any finance leases
or any significant lessor agreements.
The table below summarizes our lease expense and other information related to the Company’s operating leases.
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2023 2022 2023 2022
Operating lease expense $
705
$
391
$
1,405
$
775
Short-term lease expense
132
159
271
337
Total

lease expense
$
837
$
550
$
1,676
$
1,112
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
706
$
435
$
1,411
$
864
Right-of-use assets obtained in exchange for new operating lease liabilities
87
600
2,993
1,192
Weighted average

remaining lease term — operating leases (in years)
18.5
24.5
18.5
24.5
Weighted average

discount rate — operating leases
3.3%
2.2%
3.3%
2.2%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) June 30, 2023
2023 $
1,664
2024
2,697
2025
2,469
2026
2,333
2027
2,245
2028 and thereafter
21,045
Total $
32,453
Less: Interest
(7,808)
Present Value

of Lease liability
$
24,645
At June 30, 2023, the Company had
no

additional operating lease obligations for banking offices that have not yet commenced.

A related party is the lessor in an operating lease with the Company.

The Company’s minimum

payment is $
0.1

million annually
through 2052, for an aggregate remaining obligation of $
2.4

million at June 30, 2023.
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
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2023 2022 2023 2022
Service Cost $
872
$
1,572
$
1,744
$
3,145
Interest Cost
1,458
1,166
2,916
2,333
Expected Return on Plan Assets
(1,701)
(2,675)
(3,403)
(5,351)
Prior Service Cost Amortization
1
4
3
8
Net Loss Amortization
234
428
467
857
Pension Settlement Charge
-
169
-
378
Net Periodic Benefit Cost $
864
$
664
$
1,727
$
1,370
Discount Rate
5.63%
3.11%
5.63%
3.11%
Long-term Rate of Return on Assets
6.75%
6.75%
6.75%
6.75%
The components of the net periodic benefit cost for the Company’s

SERP and SERP II were as follows:
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2023 2022 2023 2022
Service Cost $
4
$
8
$
9
$
16
Interest Cost
130
79
261
158
Prior Service Cost Amortization
38
69
76
138
Net Loss Amortization
(155)
180
(309)
360
Pension Settlement Gain
(291)
-
(291)
-
Net Periodic Benefit Cost $
(274)
$
336
$
(254)
$
672
Discount Rate
5.45%
2.80%
5.45%
2.80%

During the month of June 2023, lump sum payments made under the SERP triggered settlement accounting and remeasurement of the
plan at June 30, 2023.

In accordance with applicable accounting guidance for retirement benefit plans,

the Company recorded a
settlement gain of $
0.3

million in June 2023.
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
June 30, 2023 December 31, 2022
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
206,057
$
569,036
$
775,093
$
243,614
$
531,873
$
775,487
Standby Letters of Credit

6,297

-

6,297
5,619

-

5,619
Total $
212,354
$
569,036
$
781,390
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
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2023 2022 2023 2022
Beginning Balance $
2,833
$
2,976
$
2,989
$
2,897
Provision for Credit Losses
287
(123)
131
(44)
Ending Balance $
3,120
$
2,853
$
3,120
$
2,853

Other Commitments.
In the normal course of business, the Company enters into lease commitments which are classified as operating
leases. See Note 6 – Leases for additional information on the maturity of the

Company’s operating lease commitments.

Furthermore,
the Company has a commitment of up to $
1.0

million in a bank tech venture capital fund focused on finding and funding technology
solutions for community banks and a commitment of up to $
7.4

million in a solar tax credit equity fund.

For the six months ended
June 30, 2023, the Company had contributed $
0.4

million of the bank tech commitment and $
2.9

million of the solar fund
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
Equity Securities.

Investment securities classified as equity securities are measured at fair value of the investment with changes in fair
value recorded in earnings.

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
period. At June 30, 2023, there were
no

amounts payable and at December 31, 2022, there was a $
0.1

million payable.
A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
June 30, 2023
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
20,250
$
-
$
-
$
20,250
U.S. Government Agency
-
164,240
-
164,240
States and Political Subdivisions
-
40,879
-
40,879
Mortgage-Backed Securities
-
66,132
-
66,132
Corporate Debt Securities
-
87,364
-
87,364
Equity Securities
-
460
-
460
Loans Held for Sale
-
67,908
-
67,908
Interest Rate Swap Derivative
-
5,979
-
5,979
Mortgage Banking Hedge Derivative
-
100
-
100
Mortgage Banking IRLC Derivative
-
-
1,270
1,270
LIABILITIES:
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
7.9

million
and $
11.8

million, respectively, for the

six months ended June 30, 2023, and $
7.7

million and $
16.8

million, respectively, for the

six
months ended June 30, 2022.

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

Collateral-dependent loans had a carrying value of $
4.0

million with
no

valuation allowance at June 30, 2023 and a carrying
value of $
0.7

million and a $
0.1

million valuation allowance at December 31, 2022.
Other Real Estate Owned
.

During the first six months of 2023, certain foreclosed assets, upon initial recognition,

were measured and
reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of June 30, 2023 and December 31, 2022, there was
no

valuation
allowance for loan servicing rights.

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
Equity Securities.

Investment securities classified as equity securities that do not have readily determinable fair values are measured at
cost and remeasured to fair value when impaired or upon observable transaction prices.

Other Equity Securities.

Investment securities classified as other equity securities that do not have readily determinable fair values, are
measured at cost, remeasured to fair value when impaired or upon observable transaction prices and accounted for under the equity
method of accounting and reflected in other assets.

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

June 30, 2023
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
83,679
$
83,679
$
-
$
-
Short-Term Investments
285,129
285,129
-
-
Investment Securities, Held to Maturity
641,398
432,157
163,062
-
Equity Securities (1)
1,243
-
1,243
-
Other Equity Securities (2)
2,848
-
2,848
-
Mortgage Servicing Rights
4,740
-
-
7,053
Loans, Net of Allowance for Credit Losses
2,639,039
-
-
2,462,116
LIABILITIES:
Deposits $
3,788,866
$
-
$
3,289,733
$
-
Short-Term

Borrowings
50,673
-
50,673
-
Subordinated Notes Payable
52,887
-
45,563
-
Long-Term Borrowings
414
-
412
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

4,236

(162)

(217)

3,857
Balance as of June 30, 2023 $
(33,113)

$
4,463

$
(4,722)

$
(33,372)
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

We offer

a broad array of products and services through a total of 62 full-service offices located in Florida, Georgia, and Alabama.

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
2023 2022
(Dollars in Thousands, except per share data) Second First Fourth Third Second
Shareowners' Equity (GAAP) $ 420,779 $ 411,240 $ 394,016 $ 373,165 $ 371,675
Less: Goodwill and Other Intangibles (GAAP) 93,013 93,053 93,093 93,133 93,173
Tangible Shareowners' Equity (non-GAAP) A 327,766 318,187 300,923 280,032 278,502
Total Assets (GAAP) 4,399,563 4,409,742 4,525,958 4,332,671 4,354,297
Less: Goodwill and Other Intangibles (GAAP) 93,013 93,053 93,093 93,133 93,173
Tangible Assets (non-GAAP) B $ 4,306,550 $ 4,316,689 $ 4,432,865 $ 4,239,538 $ 4,261,124
Tangible Common Equity Ratio (non-GAAP) A/B 7.61% 7.37% 6.79% 6.61% 6.54%
Actual Diluted Shares Outstanding (GAAP) C 17,025,023 17,049,913 17,039,401 16,998,177 16,981,614
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
19.25 18.66 17.66 16.47 16.40

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
2023 2022
(Dollars in Thousands, Except Per Share Data) Second First Fourth Third Second
Summary of Operations :
Interest Income $ 45,074 $ 43,915 $ 41,226 $ 35,364 $ 29,320
Interest Expense 5,068 3,526 3,122 2,037 987
Net Interest Income 40,006 40,389 38,104 33,327 28,333
Provision for Credit Losses 2,219 3,130 3,521 2,099 1,542
Net Interest Income After

Provision for Credit Losses
37,787 37,259 34,583 31,228 26,791
Noninterest Income 22,873 22,248 20,972 22,934 24,903
Noninterest Expense 42,534 40,455 42,287 39,810 40,498
Income Before Income Taxes 18,126 19,052 13,268 14,352 11,196
Income Tax Expense 3,544 4,133 2,599 3,074 2,177
(Income) Loss Attributable to NCI (31) 35 995 37 (306)
Net Income Attributable to CCBG 14,551 14,954 11,664 11,315 8,713
Net Interest Income (FTE) (1) 40,093 40,489 38,192 33,410 28,409

Per Common Share :
Net Income Basic $ 0.86 $ 0.88 $ 0.69 $ 0.67 $ 0.51
Net Income Diluted 0.85 0.88 0.68 0.67 0.51
Cash Dividends Declared 0.18 0.18 0.17 0.17 0.16
Diluted Book Value 24.72 24.12 23.12 21.95 21.89
Diluted Tangible Book Value (2) 19.25 18.66 17.66 16.47 16.40
Market Price:

High
34.16 36.86 36.23 33.93 28.55

Low
28.03 28.18 31.14 27.41 24.43

Close
30.64 29.31 32.50 31.11 27.89

Selected Average Balances :
Investment Securities $ 1,043,858 $ 1,064,212 $ 1,081,092 $ 1,120,728 $ 1,144,757
Loans Held for Investment 2,657,693 2,582,395 2,439,379 2,264,075 2,084,679
Earning Assets 3,974,803 4,062,688 4,032,733 4,009,951 3,974,221
Total Assets 4,320,601 4,411,865 4,381,825 4,357,678 4,321,388
Deposits 3,719,564 3,817,314 3,803,042 3,769,864 3,765,329
Shareowners’ Equity 418,757 404,067 380,570 379,305 373,365
Common Equivalent Average Shares:

Basic
17,002 17,016 16,963 16,960 16,949

Diluted
17,035 17,045 17,016 16,996 16,971
Performance Ratios:
Return on Average Assets (annualized) 1.35% 1.37% 1.06% 1.03% 0.81%
Return on Average Equity (annualized) 13.94 15.01 12.16 11.83 9.36
Net Interest Margin (FTE) 4.05 4.04 3.76 3.31 2.87
Noninterest Income as % of Operating Revenue 36.38 35.52 35.50 40.76 46.78
Efficiency Ratio 67.55 64.48 71.47 70.66 75.96

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 27,964 $ 26,507

$
24,736 $ 22,510 $ 21,281
Nonperforming Assets (“NPAs”) 6,624 4,602 2,728 2,422 3,231
ACL to Loans HFI 1.05% 1.01% 0.98% 0.96% 0.96%
NPAs to Total

Assets
0.15 0.10 0.06 0.06 0.07
NPAs to Loans HFI plus OREO 0.25 0.17 0.11 0.10 0.15
ACL to Non-Performing Loans 422.23 577.63 1,076.89 934.53 677.57
Net Charge-Offs to Average Loans HFI 0.07 0.24 0.21 0.12 0.22
Capital Ratios:
Tier 1 Capital 14.84% 14.51% 14.53% 14.80% 15.13%
Total Capital 15.95 15.53 15.52 15.75 16.07
Common Equity Tier 1 13.02 12.68 12.64 12.83 13.07
Leverage 9.74 9.28 9.06 8.91 8.77
Tangible Common Equity (2) 7.61 7.37 6.79 6.61 6.54
(1)
Fully Tax Equivalent
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 31.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.

Net income attributable to common shareowners of $14.6 million, or $0.85 per diluted share, for the second
quarter of 2023 compared to $15.0 million, or $0.88 per diluted share,

for the first quarter of 2023, and $8.7 million, or $0.51 per diluted share, for the second quarter of 2022.

For the first six months of 2023, net income attributable to common shareowners totaled
$29.5 million, or $1.73 per diluted share, compared to net income of $17.2 million, or $1.01 per diluted share, for the same period of
2022.

Net Interest Income.

Tax-equivalent net

interest income for the second quarter of 2023 totaled $40.1 million, compared to $40.5
million for the first quarter of 2023, and $28.4 million for the second quarter of 2022.

Compared to the first quarter of 2023, the
decrease reflected higher deposit interest expense and a lower level of interest income from overnight funds, partially offset by higher loan interest due to loan growth and higher interest rates.

For the first six months of 2023, tax-equivalent net interest income totaled
$80.6 million compared to $53.2 million for the same period of 2022.

The increases over both prior year periods were driven by
strong loan growth and higher interest rates across a majority of our earning assets.
Provision and Allowance for Credit

Losses.

We recorded

a provision for credit losses of $2.2 million for the second quarter of 2023 compared to $3.1 million for the first quarter of 2023 and $1.5 million for the second quarter of 2022.

The decrease in the provision
compared to the first quarter of 2023 was primarily attributable to a lower level of loan growth and a decrease in net loan charge-offs.

For the first six months of 2023, we recorded a provision for credit losses of $5.3 million compared to $1.5 million for the same period
of 2022.

The release of reserves held for pandemic-related losses favorably impacted our provision in 2022. At June 30, 2023, the
allowance represented 1.05% of HFI loans compared to 1.01% at March 31, 2023,

and 0.98% at December 31, 2022.

Noninterest Income.

Noninterest income for the second quarter of 2023 totaled $22.9 million compared to $22.2 million for the first
quarter of 2023 and $24.9 million for the second quarter of 2022.

The $0.7 million increase over the first quarter of 2023 reflected an increase in other income of $1.4 million, wealth management fees of $0.2 million,

deposit fees of $0.1 million, and bankcard fees of
$0.1 million, partially offset by a decrease in mortgage banking revenues of $1.1 million.

The increase in other income was
attributable to a $1.4 million gain from the sale of mortgage servicing rights.

The decrease in mortgage banking revenues was
attributable to a lower gain on sale margin. For the first six months of 2023, noninterest income totaled $45.1 million compared

to
$50.7 million for the same period of 2022 with the $5.6 million decrease primarily attributable to lower mortgage banking revenues of
$5.2 million and wealth management fees of $2.4 million, partially offset by a $2.3 million increase in other income. The decrease in
mortgage banking revenues was attributable to a lower gain on sale margin.

The decrease in wealth management fees was driven by a
decrease in insurance commissions due to the sale of large policies in 2022.

We discuss noninterest

income in further detail below.
Noninterest Expense.

Noninterest expense for the second quarter of 2023 totaled $42.5 million compared to $40.5 million for the first
quarter of 2023 and $40.5 million for the second quarter of 2022.

Compared to the first quarter of 2023, the $2.1 million increase was primarily due to an increase in other expense of $2.8 million that was partially offset by a $0.8 million decrease in compensation
expense.

The unfavorable variance in other expense reflected a $1.8 million gain from the sale of a banking office in the first quarter
of 2023.

Further, the second quarter of 2023 includes a non-routine

consulting expense of $0.8

million related to our core processing
system outsourcing contract negotiation.

For the first six months of 2023, noninterest expense totaled $83.0 million compared to
$79.7 million for the same period of 2022 with the $3.3 million increase attributable to an increase in other expense of $1.6 million, occupancy expense of $1.4 million, and compensation expense of $0.3 million.

The increase in other expense over both prior year
periods was primarily related to the previously mentioned consulting payment of $0.8 million and increases in pension plan expense
(non-service-related component), FDIC insurance fees, and loan servicing (for residential loans).

We discuss noninterest expense

in
further detail below.

Financial Condition
Earning Assets.

Average earning assets totaled

$3.975 billion for the second quarter of 2023, a decrease of $87.9 million, or 2.2%, from the first quarter of 2023, and a decrease of $57.9 million, or 1.4%, from the fourth quarter of 2022.

The decrease from both prior
periods was attributable to lower deposit balances.

The mix of earning assets continues to improve as overnight funds are being utilized to fund loan growth.

Loans.

Average loans HFI increased

$75.3 million, or 2.9%, over the first quarter of 2023 and $218.3 million, or

9.0%, over the
fourth quarter of 2022.

Period end loans increased $30.1 million, or 1.1%, over the first quarter of 2023 and $141.8 million, or 5.6%,
over the fourth quarter of 2022. Compared to both prior periods, the growth was primarily in the residential real estate and commercial
real estate categories and was partially offset by lower indirect auto and home equity loan balances.

Credit Quality
.

Credit quality metrics remained strong for the quarter.

Nonperforming assets (nonaccrual loans and other real estate)
totaled $6.6 million at June 30, 2023, compared to $4.6 million at March 31, 2023 and $2.7 million at December 31, 2022.

At June
30, 2023, nonperforming assets as a percent of total assets equaled 0.15%,

compared to 0.10% at March 31, 2023 and 0.06% at
December 31, 2022.

Nonaccrual loans totaled $6.6 million at June 30, 2023, a $2.0 million increase over March 31, 2023 and a $4.3
million increase over December 31, 2022.

The increase was primarily due to the addition of one large residential loan

($1.1 million)
to nonaccrual status which was adequately secured and reserved for.

Further, classified loans totaled $15.0 million at June

30, 2023, a
$2.8 million increase over March 31, 2023 and a $4.4 million decrease from

December 31, 2022.

Deposits
.

Average total

deposits were $3.720 billion for the second quarter of 2023, a decrease of $97.8 million,

or 2.6%, from the
first quarter of 2023 and a decrease of $83.5 million, or 2.2%, from the fourth quarter of 2022.

Compared to both prior periods, the
decreases were primarily attributable to lower noninterest bearing and savings balances, primarily offset by higher money market
balances.

Compared to the first quarter of 2023, the decrease in NOW account balances reflected the seasonal decline in our public
funds balances.

Compared to the fourth quarter of 2022, the increase in NOW accounts reflected higher average public funds balances
which began to build in December 2022 and affect the

average comparison.

Capital
.

At June 30, 2023, we were well-capitalized with a total risk-based capital ratio of 15.95% and a tangible common equity
ratio (a non-GAAP financial measure) of 7.61% compared to 15.53%

and 7.37%, respectively,

at March 31, 2023 and 15.52% and
6.79%, respectively, at December

31, 2022.

At June 30, 2023, all of our regulatory capital ratios exceeded the threshold to be well-
capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.
Three Months Ended Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands, except per share data) 2023 2023 2022 2023 2022
Interest Income $ 45,074 $ 43,915 $ 29,320 $ 88,989 $ 54,758
Taxable Equivalent Adjustments 87 100 76 187 154
Total Interest Income (FTE) 45,161 44,015 29,396 89,176 54,912
Interest Expense 5,068 3,526 987 8,594 1,729
Net Interest Income (FTE) 40,093 40,489 28,409 80,582 53,183
Provision for Credit Losses 2,219 3,130 1,542 5,349 1,542
Taxable Equivalent Adjustments 87 100 76 187 154
Net Interest Income After Provision for Credit Losses 37,787 37,259 26,791 75,046 51,487
Noninterest Income 22,873 22,248 24,903 45,121 50,721
Noninterest Expense 42,534 40,455 40,498 82,989 79,731
Income Before Income Taxes 18,126 19,052 11,196 37,178 22,477
Income Tax Expense 3,544 4,133 2,177 7,677 4,412
Pre-Tax (Income) Loss Attributable to Noncontrolling

Interest
(31) 35 (306) 4 (897)
Net Income Attributable to Common Shareowners $ 14,551 $ 14,954 $ 8,713 $ 29,505 $ 17,168

Basic Net Income Per Share $ 0.86 $ 0.88 $ 0.51 $ 1.73 $ 1.01
Diluted Net Income Per Share $ 0.85 $ 0.88 $ 0.51 $ 1.73 $ 1.01
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

I on page 45.
Tax-equivalent net

interest income for the second quarter of 2023 totaled $40.1 million, compared to $40.5 million for the first quarter
of 2023, and $28.4 million for the second quarter of 2022.

Compared to the first quarter of 2023, the decrease reflected higher deposit interest expense and a lower level of interest income from overnight funds, partially offset by higher loan interest due to loan growth
and higher interest rates.

For the first six months of 2023, tax-equivalent net interest income totaled $80.6 million compared to $53.2
million for the same period of 2022.

The increases over both prior year periods were driven by strong loan growth and higher interest
rates across a majority of our earning assets.

Our net interest margin for the second quarter of 2023 was 4.05%,

an increase of one basis point over the first quarter of 2023 and an increase of 118 basis points over the second quarter

of 2022.

For the month of June 2023, our net interest margin was 4.06%.

For the
first six months of 2023, our net interest margin was 4.04%, an increase of 133 basis points over the same period of 2022.

The
increase compared to all prior periods reflected a combination of higher interest rates and loan growth, partially offset by a higher cost of deposits.

For the second quarter of 2023, our cost of funds was 51 basis points, an increase of

16 basis points over the first quarter
of 2023 and 41 basis points over the second quarter of 2022.

Our total cost of deposits (including noninterest bearing accounts)

was
43 basis points, 26 basis points, and 3 basis points, respectively,

for the same periods.
Provision for Credit Losses
We recorded

a provision for credit losses of $2.2 million for the second quarter of 2023 compared to $3.1 million for the first quarter
of 2023 and $1.5 million for the second quarter of 2022.

The decrease in the provision compared to the first quarter of 2023 was primarily attributable to a lower level of loan growth and a decrease in net loan charge-offs.

For the first six months of 2023, we
recorded a provision for credit losses of $5.3 million compared to $1.5 million for the same period of 2022.

The release of reserves
held for pandemic-related losses favorably impacted our provision in 2022.

We discuss the allowance

for credit losses further
below. For more information

on charge-offs and recoveries, see Note 3 – Loans

Held for Investment and Allowance for Credit Losses.

Noninterest Income
Noninterest income for the second quarter of 2023 totaled $22.9 million compared to $22.2 million for the first quarter of 2023 and
$24.9 million for the second quarter of 2022.

The $0.7 million increase over the first quarter of 2023 reflected an increase in other income of $1.4 million, wealth management fees of $0.2 million, deposit fees of

$0.1 million, and bankcard fees of $0.1 million,
partially offset by a decrease in mortgage banking revenues of

$1.1 million.

The increase in other income was attributable to a $1.4
million gain from the sale of mortgage servicing rights.

The decrease in mortgage banking revenues was attributable to a lower gain
on sale margin. Compared to the second quarter of 2022,

the $2.0 million decrease in noninterest income reflected decreases in mortgage banking revenues of $3.2 million, wealth management fees of $0.3 million, deposit fees of $0.1 million, and bank card fees
of $0.2 million, partially offset by an increase in other income of $1.8 million.

The decrease in mortgage banking revenues was
attributable to a lower gain on sale margin.

The increase in other income was primarily related to a $1.4 million gain from the sale of
mortgage servicing rights.

For the first six months of 2023, noninterest income totaled $45.1 million compared to $50.7 million for
the same period of 2022 with the $5.6 million decrease primarily attributable to lower mortgage banking revenues of $5.2 million and
wealth management fees of $2.4 million, partially offset by

a $2.3 million increase in other income.

The decrease in mortgage
banking revenues was attributable to a lower gain on sale margin.

The decrease in wealth management fees was driven by a decrease in insurance commissions due to the sale of large policies in 2022.

The increase in other income was primarily due to a $1.4 million gain from the sale of mortgage servicing rights, and increases in miscellaneous income of $0.4 million, loan servicing fees of $0.2
million, and miscellaneous loan fees of $0.1 million.
Noninterest income represented 36.38% of operating revenues (net interest income plus noninterest income) in the second quarter of
2023

compared to 35.52% in the first quarter of 2023 and 46.78% in the second quarter of 2022.

For the first six months

of 2023,
noninterest income represented 35.95% of operating revenues compared to 48.89% for the same period of 2022.

The table below reflects the major components of noninterest income.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2023 2023 2022 2023 2022
Deposit Fees $ 5,326 $ 5,239 $ 5,447 $ 10,565 $ 10,638
Bank Card Fees 3,795 3,726 4,034 7,521 7,797
Wealth Management

Fees
4,149 3,928 4,403 8,077 10,473
Mortgage Banking Revenues 5,837 6,995 9,065 12,832 18,011
Other 3,766 2,360 1,954 6,126 3,802
Total

Noninterest Income
$ 22,873 $ 22,248 $ 24,903 $ 45,121 $ 50,721

Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the second quarter of 2023

totaled $5.3

million, an increase of $0.1 million, or 1.7%, over the first quarter of 2023, and a decrease of $0.1 million, or 2.2%, from the second quarter of 2022.

For the first six months of 2023, deposit
fees totaled $10.6 million, a decrease of $0.1 million, or 0.7%, from the same period of 2022.

Compared to the first quarter of 2023,
the increase reflected higher overdraft fees.

The decrease from both prior year periods was attributable to lower service charge and
ATM

fees.
Bank Card Fees
.

Bank card fees for the second quarter of 2023 totaled $3.8 million, an increase of $0.1 million, or 1.8%, over the
first quarter of 2023, and a decrease of $0.2 million, or 5.9%, from the second quarter of 2022.

For the first six months of 2023, bank
card fees totaled $7.5 million, a decrease of $0.3

million, or 3.5%, from the same period of 2022.

Compared to the first quarter of
2023,

the increase reflected one more day of processing. Compared to both prior periods, the decline reflected lower debit card usage
related to lower consumer spending.
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

Wealth management

fees for the second quarter of 2023 totaled $4.1 million, an increase of $0.

2

million, or
5.6%, over the first quarter of 2023, and a decrease of $0.3 million, or 5.8%,

from the second quarter of 2022.

For the first six months
of 2023, wealth management fees totaled $8.1 million, a decrease of

$2.4 million, or 22.9%, from the same period of 2022.

The
decrease reflected lower insurance commission revenues due to the sale of large policies in 2022.

Mortgage Banking Revenues.
Mortgage banking revenues totaled $5.8 million for the second quarter of 2023, compared to $7.0
million for the first quarter of 2023 and $9.1 million for the second quarter of 2022.

For the first six months of 2023, revenues totaled
$12.8 million compared to $18.0 million for the same period of 2022.

The decrease in mortgage banking revenues compared to all
prior periods was attributable to lower rate lock volume and gain on sale margin

.

We provide a detailed

overview of our mortgage
banking operation, including a detailed break-down of mortgage banking revenues, mortgage servicing activity,

and warehouse
funding within Note 4 – Mortgage Banking Activities in the Notes to Consolidated

Financial Statements.

Other
.

Other income totaled $3.8 million for the second quarter of 202

3

compared to $2.4 million for the first quarter of 2023

and
$2.0 million for the second quarter of 2022.

For the first six months of 2023, other income totaled $6.1 million compared to

$3.8
million for the same period of 2022.

The increase over all prior periods was primarily due to a $1.4 million gain from the sale of
mortgage servicing rights.

Higher miscellaneous income of $0.4 million, loan servicing fees of $0.2 million,

and miscellaneous loan
fees of $0.1 million also contributed to the increase for the six-month period.

Noninterest Expense

Noninterest expense for the second quarter of 2023 totaled $42.5 million compared to $40.5 million for the first quarter of 2023 and
$40.5 million for the second quarter of 2022.

Compared to the first quarter of 2023, the $2.1 million increase was primarily due to an increase in other expense of $2.8 million that was partially offset by a $0.8 million decrease in compensation expense.

The
unfavorable variance in other expense reflected a $1.8 million gain from the sale of a banking office in the first quarter of 2023.

Further, the second quarter of 2023

included a $0.8 million expense related to a consulting engagement to assist in negotiating a multi-
year contract for the outsourcing of our core processing system, a higher expense for advertising and travel/entertainment totaling $0.3 million, and a $0.2 million expense related to our VISA (class B shares) swap.

Partially offsetting these increases was a $0.3 million
gain related to our SERP.

The decrease in compensation expense was primarily attributable to a $0.5 million decrease in stock-based
compensation expense and a $0.2 million decrease in other associate benefit expense.

Compared to the second quarter of 2022, the $2.0 million increase in noninterest expense reflected a $1.8 million increase in other
expense and occupancy expense of $0.7 million, partially offset by a decrease in compensation expense of $0.5 million.

For the first
six months of 2023, noninterest expense totaled $83.0 million compared to $79.7 million for the same period of 2022 with the $3.3
million increase attributable to an increase in other expense of $1.6 million,

occupancy expense of $1.4 million, and compensation
expense of $0.3 million.

The increase in other expense over both prior year periods was primarily related to the previously mentioned
consulting payment of $0.8 million made in the second quarter of 2023 and increases in pension plan expense (non-service-related
component), FDIC insurance fees (rate increase), and loan servicing

(for residential loans).

The aforementioned gain from the sale of
a banking office in the first quarter of 2023 partially offset these increases for the six-month period comparison.

The addition of four
new banking offices since mid/late 2022 and higher property/equipment insurance premiums drove the increase in occupancy expense
for both prior period comparisons.

The favorable variance in compensation expense versus the second quarter of 2022 was primarily
due to a $0.7 million decrease in pension plan expense (service cost) that was partially offset by a $0.3 million increase in associate
insurance expense which reflected an increase in premiums.

The slight unfavorable variance in compensation expense versus the six-
month period of 2022 reflected an increase in salary expense of $1.0 million (primarily the addition of staffing in our new markets), associate insurance expense of $0.3 million, and stock-based compensation of $0.3 million that was partially offset by a $1.4 million
decrease in pension plan expense (service cost).
The table below reflects the major components of noninterest expense.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2023 2023 2022 2023 2022
Salaries $ 21,490

$
21,629

$
21,461

$
43,119

$
42,125
Associate Benefits 3,394 4,007 3,922 7,401 8,114
Total Compensation

24,884 25,636 25,383 50,520 50,239

Premises 3,170 3,245 2,734 6,414 5,493
Equipment 3,650 3,517 3,341 7,168 6,675
Total Occupancy 6,820 6,762 6,075 13,582 12,168

Legal Fees 419 362 316 781 665
Professional Fees 2,039 1,324 1,406 3,363 2,738
Processing Services 1,872 1,742 1,752 3,614 3,389
Advertising 959 874 980 1,833 1,753
Telephone 679 706 703 1,385 1,431
Insurance – Other 872 831 593 1,703 1,103
Other Real Estate Owned, net

(28) (1,827) (29) (1,855) (4)
Pension - Other 6 7 (761) 13 (1,522)
Pension Settlement (Gain) Charge (291) - 169 (291) 378
Miscellaneous 4,303 4,038 3,911 8,341 7,393
Total Other

10,830 8,057 9,040 18,887 17,324
Total

Noninterest Expense

$ 42,534

$
40,455

$
40,498

$
82,989

$
79,731

Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $24.9 million for the second quarter of 2023 compared to $25.6 million for the first
quarter of 2023 and $25.4

million for the second quarter of 2022.

The $0.7 million decrease from the first quarter of 2023 reflected a
$0.1 million decrease in salary expense and a $0.6 million decrease in associate benefit expense.

The decrease in associate benefit
expense was primarily due to a decrease in stock-based compensation expense.

Compared to the second quarter of 2022, the $0.5
million decrease was primarily due to a $0.7 million decrease in pension plan expense (service cost) that was partially offset by a $0.3 million increase in associate insurance expense.

The decline in pension plan expense (service cost) was generally due to a lower benefit obligation which reflected an increased level of retirements in 2022.

The increase in associate insurance expense reflected
higher premiums at our annual renewal.

For the first six months of 2023, compensation expense totaled $50.5 million compared to $50.2 million for the same period of 2022
with the $0.3 million increase attributable to an increase in salary expense of

$1.0 million (primarily the addition of staffing in our
new markets) that was partially offset by a $0.3 million decrease in associate benefit expense, primarily pension plan expense (service
cost) due to an increased level of retirements in 2022.

Occupancy
.

Occupancy expense totaled $6.8

million for the second quarter of 2023 compared to $6.8

million for the first quarter of
2023

and $6.1 million for the second quarter of 2022.

For the first six months of 2023, occupancy expense totaled $13.6 million compared to $12.2 million for the same period of 2022.

The addition of four new banking offices since mid/late 2022 and higher
property/equipment insurance premiums drove the increase in occupancy expense for both prior year comparisons.

Other
.

Other expense totaled $10.8 million for the second quarter of 2023 compared to $8.1 million for the first quarter of 2023 and
$9.0 million for the second quarter of 2022.

Compared to the first quarter of 2023, the $2.7 million decrease reflected a $1.8 million gain from the sale of a banking office in the first quarter of 2023.

Further, the second quarter of 2023 included a $0.8 million

expense
related to a consulting engagement to assist in negotiating a multi-year contract for the outsourcing of our core processing system, a higher expense for advertising and travel/entertainment totaling $0.3 million, and a $0.2 million expense related to our VISA (class B shares) swap.

Partially offsetting these increases was a $0.3 million gain related to our SERP.

The increase in other expense over
both prior year periods was primarily related to the previously mentioned consulting payment of $0.8 million made in the second
quarter of 2023 and increases in pension plan expense (non-service-related component), FDIC insurance fees, and loan servicing (for
residential loans).

The aforementioned gain from the sale of a banking office in the first quarter of 2023 partially offset these
increases for the six-month period comparison.

Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 67.55%

for the second quarter of 2023 compared to 64.48% for the first quarter of 2023 and 75.96% for
the second quarter of 2022.

For the first six months of 2023, this ratio was 66.02% compared to 76.73% for the same period of 2022.
Income Taxes
We realized income

tax expense of $3.5 million (effective rate of 19.6%) for the second quarter of 2023 compared to $4.1 million
(effective rate of 21.7%) for the first quarter of 2023 and $2.2 million (effective rate of 19.4%) for the second quarter of 2022.

For the
first six months of 2023, we realized income tax expense of $7.7 million (effective rate of 20.6%) compared to $4.4 million (effective
rate of 19.6%) for the same period of 2022. The decrease in our effective tax rate for the second quarter of 2023 reflected tax benefit accrued from an investment in a solar tax credit equity fund. Absent discrete items, we expect our annual effective tax rate to
approximate 20-21% for 2023.

FINANCIAL CONDITION
Average earning

assets totaled $3.975 billion for the second quarter of 2023, a decrease of $87.9 million, or

2.2%, from the first
quarter of 2023, and a decrease of $57.9 million, or 1.4%, from the fourth quarter of 2022.

The decrease from both prior periods was
attributable to lower deposit balances (see below – Deposits
).

The mix of earning assets continues to improve as overnight funds are being utilized to fund loan growth.
Investment Securities
Average investments

decreased $20.4 million, or 1.9%, from the first quarter of 2023 and decreased $37.2 million, or 3.4%, from the
fourth quarter of 2022.

Our investment portfolio represented 26.3% of our average earning assets for the second quarter of 2023
compared to 26.2% for the first quarter of 2023 and 26.8% for the fourth quarter of 2022.

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

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At June 30, 2023, $386.2 million, or 37.5%, of our investment portfolio was classified as AFS, and
$641.4 million, or 62.3%, classified as HTM.

The average maturity of our total portfolio at June 30, 2023 was 3.07 years compared to
3.34 years at March 31, 2023 and 3.57 years at December 31, 2022.

The duration of our investment portfolio at June 30, 2023 was
2.76 years.

Additional information on unrealized gains/losses in the AFS and HTM portfolios is provided in Note 2 – Investment
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
At June 30, 2023, there were 917 positions (combined AFS and HTM)

with unrealized losses totaling $84.2 million. 86 of these
positions are U.S. Treasuries and carry the full faith

and credit of the U.S. Government.

705 were U.S. government agency securities
issued by U.S. government sponsored entities. The remaining 126 positions

(municipal securities and corporate bonds) have a credit
component. At June 30, 2023, corporate debt securities had

an allowance for credit losses of $19,000 and municipal securities had an allowance of $5,000.

At June 30, 2023, all CMO, MBS, SBA, U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

Loans HFI
Average loans

HFI increased $75.3 million, or 2.9%, over the first quarter of 2023 and $218.3 million,

or 9.0%, over the fourth quarter
of 2022.

Period end loans increased $30.1 million, or 1.1%, over the first quarter of 2023 and

$141.8 million, or 5.6%, over the fourth
quarter of 2022.

Compared to both prior periods, the growth was primarily in the residential real estate and commercial real estate
categories and was partially offset by lower indirect auto

and home equity loan balances.

Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Credit quality metrics remained strong for the quarter.

Nonperforming assets (nonaccrual loans and other real estate) totaled $6.6 million at June 30, 2023 compared to $4.6 million at March 31, 2023 and $2.7 million at December 31, 2022.

At June 30, 2023,
nonperforming assets as a percent of total assets equaled 0.15%, compared to 0.10% at March 31, 2023 and 0.06% at December 31,
2022.

Nonaccrual loans totaled $6.6 million at June 30, 2023, a $2.0 million increase over March 31, 2023 and a $4.3 million increase
over December 31, 2022.

The increase was primarily due to the addition of one large residential loan

($1.1 million) to nonaccrual
status which was adequately secured and reserved for.

Further, classified loans totaled $15.0 million at June 30,

2023, a $2.8 million
increase over March 31, 2023 and a $4.4 million decrease from December 31,

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
conditions and forecasts.

At June 30, 2023, the allowance for credit losses for HFI loans totaled $28.0 million compared to $26.5 million at March 31, 2023 and
$24.7 million at December 31, 2022.

Activity within the allowance is provided in Note 3 to the consolidated financial statements

.

The increase in the allowance in 2023 has primarily been driven by loan growth.

At June 30, 2023, net charge-offs totaled $0.5
million, a decrease of $1.0 million from the first quarter of 2023, and $0.8 million from the fourth quarter of 2022.

At June 30, 2023,
the allowance represented 1.05% of HFI loans compared to 1.01% at March 31, 2023,

and 0.98% at December 31, 2022.
At June 30, 2023, the allowance for credit losses for unfunded commitments totaled $3.1 million compared to $2.8 million at March
31, 2023 and $3.0 million at December 31, 2022. The allowance for unfunded commitments is recorded in other liabilities.
Deposits
Average total

deposits were $3.720 billion for the second quarter of 2023, a decrease of $97.8 million, or 2.6%,

from the first quarter
of 2023 and a decrease of $83.5 million, or 2.2%, from the fourth quarter of 2022.

Compared to both prior periods, the decreases were
primarily attributable to lower noninterest bearing and savings balances,

primarily offset by higher money market balances.

Compared to the first quarter of 2023, the decrease in NOW account balances reflected the seasonal decline in our public funds
balances.

Compared to the fourth quarter of 2022, the increase in NOW accounts reflected higher average public funds balances
which began to build in December 2022 and affect the

average comparison.

At June 30, 2023, total deposits were $3.789 billion, a decrease of $35.1 million, or 0.9%, from March 31, 2023 and $150.5 million, or
3.8%, from December 31, 2022.

The June 30, 2023 deposit balance included a $103 million short-term deposit (in the NOW category) made late in June by a municipal client.

Compared to both prior periods, the decreases were primarily attributable to lower noninterest bearing balances, savings balances, and NOW balances (primarily public funds, excluding the previously mentioned large
municipal client deposit), primarily offset by higher

money market balances.

For comparison to the prior periods, both the average and period-end balance variances in noninterest bearing and savings balances generally reflected annual tax payments made by clients in April, continued

client spend of stimulus savings, the migration (re-mix) of
balances to an interest-bearing product type (primarily money market accounts), and clients seeking higher yielding investment
products outside of the Bank, including the migration of $13 million in the second quarter of 2023 and $43 million for the first six
months of 2023 to our wealth management division.

Repurchase agreement balances averaged $17.9 million for the second quarter of 2023, an increase of $8.5 million over the first
quarter of 2023 and $9.4 million over the fourth quarter of 2022.

At June 30, 2023, repurchase agreement balances were $22.6 million compared to $4.4 million at March 31, 2023 and $6.6 million at December 31, 2022.

These balances consist of client operating
deposit accounts that we have secured by various securities we own and are reflected in our balance sheet under short-term
borrowings.

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

-100, +100, +200, +300, and +400
basis points (bp)), at least once per quarter, and

report the analysis to ALCO, our Market Risk Oversight Committee (“MROC”), our
Enterprise Risk Oversight Committee (“EROC”) and the Board of Directors.

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
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
June 30, 2023 4.1% 3.0% 1.9% 1.0% -1.5% -4.4% -9.6% -15.3%
March 31, 2023 7.1% 5.2% 3.4% 1.8% -3.3% -8.8% -15.5% -21.2%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
June 30, 2023 28.4% 23.5% 18.4% 13.9% 3.4% -4.4% -15.1% -25.6%
March 31, 2023 28.0% 22.7% 17.2% 12.2% -0.5% -10.9% -22.5% -31.2%
The Net Interest Income (“NII”) at Risk position indicates

that in the short-term, all rising rate environments will positively impact the
net interest margin of the Company,

while declining rate environments

will have a negative impact on the net interest margin.
Compared to the first quarter of 2023, these metrics became less favorable in the rising rate scenarios primarily due to loan growth,
which reduced our level of overnight funds and made us slightly less asset sensitive.

The converse is applicable in the down rate
scenarios where the metrics became more favorable due to loan growth which increased asset duration and therefore protection against
falling rates.

The percent change over the 12-month shock is outside of policy in the down 400 bps scenario, and the percent change
over the 24-month shock is outside of policy in the rates down 300 bps and

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
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
June 30, 2023

10.7% 9.1% 6.7% 3.9% -7.1% -18.0% -30.2% -32.6%
March 31, 2023 11.6% 9.6% 7.0% 4.0% -7.1% -17.9% -31.3% -35.7%
EVE Ratio (policy minimum 5.0%) 18.8% 18.2% 17.4% 16.6% 14.3% 12.4% 10.4% 9.9%
(1) The down 400 bp rate scenario was added in the fourth quarter of 2022.
At June 30, 2023, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate
environments. Compared to the first quarter of 2023, EVE metrics were slightly more favorable in the rising and declining rate
environments.

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

At June 30, 2023, we had the ability to generate approximately $1.506 billion

(excludes overnight funds position of $285 million) in
additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings, the
Federal Reserve Discount Window,

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

Market Risk Oversight Committee, Risk Oversight
Committee, and the Board of Directors.

At June 30, 2023, we believe the liquidity available to us was sufficient to meet our on-going
needs and execute our business strategy.

We also view our

investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for
borrowings or deposits, and/or to sell selected securities.

Additional information on our investment portfolio is provided within

Note
2 – Investment Securities .
The Bank maintained an average net overnight funds (deposits with banks plus FED funds sold less FED funds purchased) sold
position of $218.9 million in the second quarter of 2023 compared to $361.0 million in the first quarter of 2023 and $469.4 million in the fourth quarter of 2022.

The declining overnight funds position reflected growth in average loans and lower average deposit
balances.
We expect our

capital expenditures will be approximately $8.0 million over the next 12 months, which will primarily consist of
construction of new offices, office remodeling,

office equipment/furniture, and technology purchases.

Management expects that these
capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings
Average short

-term borrowings totaled $35.7 million for the second quarter of 2023 compared to

$47.1 million for the first quarter of
2023 and $50.8 million for the fourth quarter of 2022.

The variance compared to both prior periods was primarily attributable to an increase in repurchase agreement balances (discussed under Deposits ) and fluctuation in warehouse line borrowings that support our mortgage banking operations.

Additional detail on these warehouse borrowings is provided in Note 4 –

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

CME Term SOFR (secured overnight

financing rate)
plus a margin of 1.90%.

This note matures on December 31, 2034.

The interest payment for the CCBG Capital Trust II borrowing is
due quarterly and adjusts quarterly to a variable interest rate based on three-month

CME Term SOFR plus a margin

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

The notional amount of the derivative is $30 million ($10 million of the CCBG Capital Trust

I borrowing and $20 million of the
CCBG Capital Trust II borrowing).

The interest rate swap agreement requires CCBG to pay fixed and receive variable (three-month
CME Term SOFR plus spread)

and has an average all-in fixed rate of 2.50% for 10 years.

Additional detail on the interest rate swap
agreement is provided in Note 5 – Derivatives in the Consolidated Financial

Statements.
Capital
Our capital ratios are presented in the Selected Quarterly Financial Data table on page 32.

At June 30, 2023, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $420.8 million at June 30, 2023 compared to

$411.2 million at March 31, 2023 and $394.0 million at
December 31, 2022.

For the first six months of 2023, shareowners’ equity was positively impacted by net income attributable to
common

shareowners of $29.5 million, a $4.2 million decrease in the unrealized loss on investment securities, the issuance of stock of
$2.1 million, and stock compensation accretion of $0.5 million.

Shareowners’ equity was reduced by common stock dividends of $6.1 million ($0.36 per share), the repurchase of stock of $2.0 million (65,736 shares),

net adjustments totaling $1.2 million related to
transactions under our stock compensation plans, and a $0.2 million decrease in the fair value of the interest rate swap related to
subordinated debt.

At June 30, 2023, our total risk-based capital ratio was 15.95% compared to 15.53%

at March 31, 2023 and 15.52% at December 31,
2022.

Our common equity tier 1 capital ratio was 13.02%, 12.68%, and 12.64%, respectively,

on these dates.

Our leverage ratio was
9.74%, 9.28%, and 9.06%, respectively,

on these dates.

At June 30, 2023, all our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity ratio was 7.61% at June
30, 2023 compared to 7.37% and 6.79% at March 31, 2023 and December

31, 2022, respectively.

If our unrealized HTM securities
losses of $30.0 million (after-tax) were recognized in accumulated other comprehensive loss, our adjusted tangible capital ratio would be 6.91%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with ASC Topic

715.

At June 30, 2023, the net pension liability reflected in other comprehensive loss was $4.7 million
compared to $4.5 million at March 31, 2023 and $4.5 million at December 31,

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

The discount rate assumption used to calculate the pension liability is subject to long

-term corporate bond rates at
December 31
st
.

These assumptions and sensitivities are discussed in our 2022 Form 10-K “Critical Accounting

Policies and
Estimates”.

OFF-BALANCE SHEET ARRANGEMENTS
We are a party

to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our
clients.

At June 30, 2023, we had $775.1 million in commitments to extend credit and $6.3 million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included in other liabilities on the consolidated statements of financial condition and totaled $3.1 million at June 30, 2023.
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

TABLE I
AVERAGE BALANCES & INTEREST RATES (UNAUDITED)
Three Months Ended June 30, Six Months Ended June 30,

2023 2022 2023 2022

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

54,350
$

801 5.90%
$

52,860
$

711 4.44%
$

54,728
$

1,445 5.32%
$

47,959
$

1,108 4.66%
Loans Held for Investment
(1)(2)
2,657,693 36,758 5.55 2,084,679 23,433 4.53 2,620,252 71,089 5.47 2,024,463 45,244 4.51
Taxable Securities 1,041,202 4,804 1.84 1,142,269 3,834 1.34 1,051,232 9,716 1.85 1,099,739 6,723 1.22
Tax-Exempt Securities
(2)
2,656 16 2.47 2,488 10 1.73 2,747 33 2.41 2,449 20 1.67
Funds Sold 218,902 2,782 5.10 691,925 1,408 0.82 289,543 6,893 4.80 782,011 1,817 0.47
Total Earning Assets 3,974,803 45,161 4.56% 3,974,221 29,396 2.97% 4,018,502 89,176 4.47% 3,956,621 54,912 2.80%
Cash & Due From Banks 75,854 79,730 75,250 77,007
Allowance For Credit Losses (27,893) (20,984) (26,771) (21,318)
Other Assets 297,837 288,421 298,999 281,922
TOTAL ASSETS
$

4,320,601
$

4,321,388
$

4,365,980
$

4,294,232

Liabilities:
Noninterest Bearing Deposits 1,539,877 1,722,325 1,570,642 1,687,524
NOW Accounts
$

1,200,400
$

3,038 1.01%
$

1,033,190
$

120 0.05%
$

1,214,585
$

5,190 0.86%
$

1,056,419
$

206 0.04%
Money Market Accounts 288,466 747 1.04 286,210 36 0.05 278,077 955 0.69 285,810 69 0.05
Savings Accounts 602,848 120 0.08 628,472 77 0.05 616,045 196 0.06 613,996 149 0.05
Other Time Deposits 87,973 103 0.47 95,132 33 0.14 88,819 155 0.35 96,088 66 0.14
Total Interest Bearing Deposits 2,179,687 4,008 0.74 2,043,004 266 0.05 2,197,526 6,496 0.60 2,052,313 490 0.05
Total Deposits 3,719,564 4,008 0.43 3,765,328 266 0.03 3,768,168 6,496 0.35 3,739,837 490 0.03
Repurchase Agreements 17,888 115 2.58 5,064 - 0.03 13,639 124 1.83 6,093 1 0.03
Other Short-Term Borrowings 17,834 336 7.54 26,718 343 5.15 27,745 788 5.73 25,973 534 4.14
Subordinated Notes Payable 52,887 604 4.52 52,887 370 2.76 52,887 1,175 4.42 52,887 687 2.58
Other Long-Term Borrowings 431 5 4.80 722 8 4.54 455 11 4.80 777 17 4.51
Total Interest Bearing Liabilities 2,268,727 5,068 0.90% 2,128,395 987 0.19% 2,292,252 8,594 0.76% 2,138,043 1,729 0.16%
Other Liabilities 84,305 87,207 82,765 79,728
TOTAL LIABILITIES 3,892,909 3,937,927 3,945,659 3,905,295
Temporary Equity 8,935 10,096 8,869 10,306

TOTAL SHAREOWNERS’ EQUITY 418,757 373,365 411,452 378,631
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,320,601
$

4,321,388
$

4,365,980
$

4,294,232

Interest Rate Spread 3.66% 2.78% 3.72% 2.64%
Net Interest Income
$

40,093
$

28,409
$

80,582
$

53,183
Net Interest Margin (3) 4.05% 2.87% 4.04% 2.71%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loans fees of $0.3 million

and $0.4 million for the three month periods ended June 30,

2023 and

2022, respectively, and $0.6 million and $0.5 million for the six month periods ended

June 30, 2023 and 2022, respectively.
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
Item 4.

CONTROLS AND PROCEDURES
At June 30, 2023, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and Chief
Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
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

Act of 1934).

During the quarter ended on June 30, 2023, there
have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that
have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Total

number
Average
Total

number of shares
Maximum Number of shares
of shares price paid purchased under our remaining for purchase under
Period purchased per share share repurchase program (1) our share repurchase program
April 1, 2023 to
April 30, 2023 4,000 $30.49 4,000 543,807
May 1, 2023 to
May 31, 2023 36,495 29.70 36,495 507,312
June 1, 2023 to
June 30, 2023 - - - 507,312
Total 40,495 $29.78 40,495 507,312

(1)
This amount represents the number of shares that were repurchased during the second quarter of 2023 through the Capital City
Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on January 31, 2019

for a five-year period,
under which we were authorized to repurchase up to 750,000 shares of our common stock.

The Program is flexible and shares are
acquired from the public markets and other sources using free cash flow.

No shares are repurchased outside of the Program.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosure
Not Applicable.

Item 5.

Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our directors or officers

(as defined in Rule 16a-1(f) under the Exchange Act)
adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under

the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in
Item 408(c) of Regulation S-K.

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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Mr. Larkin is the Principa

l

Financial Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: July 31, 2023