Form 10-K/A
period 2022-12-31
CAPITAL CITY BANK GROUP INC
filed 2023-12-22
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

DC

20549
___________________________________
FORM
10-K/A
(Amendment No. 1)
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
☐

No

☒
Indicate by check mark whether the registrant has submitted

electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-
T (§232.405 of this chapter) during the preceding 12 months

(or for such shorter period that the registrant was required to submit such files). Yes
☐

No
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

☒
If securities are registered pursuant to Section 12(b) of the Act,

indicate by check mark whether the financial statements

of the registrant included in the filing reflect
the correction of an error to previously issued financial statements
. ☒
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
Class Outstanding at February 28, 2023
Common Stock, $0.01 par value per share
17,016,994
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners held on April 25, 2023, are incorporated by reference in Part III.

EXPLANATORY NOTE
Capital City Bank Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form
10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Original Form 10-K”).
Except as described below, no other information included in the Original Form 10-K is being amended or updated by this
Amendment and this Amendment does not purport to reflect any information or events subsequent to the filing of the Original
Form 10-K.
Restatement Background
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2023, the Company identified certain inter-company transactions between its subsidiaries, Capital City Home Loans Inc. (“CCHL”), and Capital City
Bank (“CCB”), involving residential mortgage loan purchases that were not properly recorded. The inaccuracies materially impacted the Company’s previously issued financial statements as of and for the annual period ended December 31, 2022, the three months ended March 31, 2022 and 2023, the three and six months ended June 30, 2022 and 2023, and the three and nine months ended September 30, 2022 (the “Impacted Financials”). In connection with these transactions, CCHL recorded mortgage banking revenue and a mortgage servicing right. On an ongoing basis, CCHL recognized noninterest income for servicing these loans on behalf of CCB.
Because these inter-company transactions were not properly eliminated and net loan fees were not properly recorded, management, after discussion with the Company’s independent registered public accounting firm, FORVIS, LLP (“FORVIS”), and the chair of the Audit Committee of the Company’s Board of Directors, determined that the Impacted Financials should no longer be relied upon, and certain consolidated statement of financial condition line items, including loans, allowance for credit losses, other assets, other liabilities, and equity, and consolidated statement of income line items, including mortgage banking revenues, loan interest income, compensation expense, other income, income taxes, and net income, needed to be restated. For additional information on the restatements, see “Part II – Item 8. Financial Statements and Supplementary – Note 1 – Restatement
of Previously Issued Consolidated Financial Statements” in this Form 10-K/A.
The Company determined that it would file amendments to the Original Form 10-K and its Quarterly Reports on Form 10-Q for
the three months ended March 31, 2023 and the three and six months ended June 30, 2023, including restated financial statements and related disclosures (collectively, the “Amended Reports”). All material restatement information will be included in the
Amended Reports, and we do not intend to separately amend the Quarterly Reports on Form 10-Q that the Company has previously filed with the SEC for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022 (collectively, the “2022 Form 10-Qs”). As a result, the 2022 Form 10-Qs should no longer be relied upon.
Restatement of Previously Issued Consolidated Financial Statements
This Form 10-K/A includes audited restated consolidated financial statements for the year ended December 31, 2022, as well as unaudited restated interim financial information for the quarterly periods in 2022. In addition to correcting the accounting treatment for the inter-company transactions described above, the restated consolidated financial statements for the year ended
December 31, 2022 included herein also correct previously identified errors that the Company determined to be immaterial, both individually and in the aggregate.
For additional information on the audited consolidated financial statements for the year ended December 31, 2022 and the quarterly consolidated financial statements for the year ended December 31, 2022, see Note 24 in “Part II – Item 8, Financial
Statements and Supplementary Data” in this Form 10-K/A.
This Form 10-K/A also amends and restates the following items included in the Original Form 10-K as appropriate to reflect the restatement and revision of the relevant periods: Item 1. Business; Item 1A. Risk Factors; Item 6. Selected Financial Data; Item 7.
Management’s Discussions and Analysis of Financial Condition and Results of Operations; Item 8. Financial Statements and
Supplementary Data; Item 9A. Controls and Procedures: and Item 15. Exhibits and Financial Statement Schedules.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A currently dated certifications of the Company’s Chief Executive Officer and Chief
Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2). This Form 10-K/A also contains a modified report from
FORVIS on the consolidated financial statements for years ended December 31, 2022 and December 31, 2021, a modified
FORVIS opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and
December 31, 2021, and a new consent of FORVIS.

Except as discussed above and as further described herein, the Company has not modified or updated the disclosures presented in the Original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-
K or modify or update those disclosures affected by any such subsequent events. Information not affected by the restatements reflects disclosures made at the time of the filing of the Original Form 10-K. Forward-looking statements included in this Form
10-K/A represent management’s views as of the date of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter. This Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendment to those filings.
Control Considerations
In connection with the restatements discussed above, management has re-assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2022. Based on this assessment, the
Company identified a material weakness in its internal control over financial reporting for inter-company mortgage sales and servicing. As a result, the Company’s Chief Financial Officer concluded that the internal control over financial reporting and disclosure controls and procedures were not effective in 2022 and continuing during the periods covered by the Impacted
Financials. Management has taken steps towards remediating the material weakness in the Company’s internal control over financial reporting. For additional information related to the material weakness in internal control over financial and the related remedial measures, see “Part II – Item 9A. Controls and Procedures.”

CAPITAL CITY BANK

GROUP,

INC.
ANNUAL REPORT FOR 2022 ON FORM 10-K/A
TABLE OF CONTENTS
PART

I

PAGE

Item 1.

Business
7
Item 1A.

Risk Factors
23
Item 1B.

Unresolved Staff Comments
35
Item 2.

Properties
35
Item 3.

Legal Proceedings
35
Item 4.

Mine Safety Disclosure

35

PART

II

Item 5.

Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of
Equity Securities
36
Item 6.

Selected Financial Data
38
Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations
40
Item 7A.

Quantitative and Qualitative Disclosure About Market Risk
63
Item 8.

Financial Statements and Supplementary Data
64
Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
155
Item 9A.

Controls and Procedures
155
Item 9B.

Other Information
159
Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

159
PART

III

Item 10.

Directors, Executive Officers, and Corporate Governance
160
Item 11.

Executive Compensation
160
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
160
Item 13.

Certain Relationships and Related Transactions, and Director Independence
160
Item 14.

Principal Accountant Fees and Services
160

PART

IV

Item 15.

Exhibits and Financial Statement Schedules
161
Item 16.

Form 10-K/A Summary
162
Signatures
163

INTRODUCTORY NOTE
This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of the Private Securities
Litigation Reform Act of 1995. These forward-looking statements include,

among others, statements about our beliefs, plans,
objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to
change based on various factors, many of which are beyond our control.

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
● the impact of the restatement of the Impacted Financials;
●
any inability to implement and maintain effective internal

control over financial reporting and/or disclosure control or inability to remediate any existing material weaknesses in our internal control over financial reporting and/or disclosure
controls deemed ineffective;
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

Approximately 54% of the revenue (as restated) from CCHL is derived from our Georgia market areas while
approximately 38% and 8% is derived from our Florida and other market areas,

respectively.
Below is a summary of our financial condition and results of operations for the past three fiscal years, which we believe is a
sufficient period for understanding our general business development.

Our financial condition and results of operations are more
fully discussed in our Management’s

Discussion and Analysis on page 40 and our consolidated financial statements on page 64.
Dollars in millions
Year

Ended
December 31,

Assets Deposits
Shareowners’
Equity Revenue (1) Net Income
2022 (As Restated)
$4,519.2

$3,939.3

$387.3

$207.1

$33.4

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

Capital City Investments, and Capital City Strategic Wealth,

LLC).

Revenues from these principal services for
the year ended 2022 totaled approximately 90.3% and 9.7% of our total revenue, respectively.

In 2021 and 2020, Banking
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
Company Act of 1956 (“BHC Act”) and have also elected to be a financial holding company. As a result, we are subject

to
supervisory regulation and examination by the Federal Reserve. The BHC Act, the Dodd

-Frank Wall Street Reform

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
New Risk Factors in this Amendment
Except

for

the

two

new

risk

factors

included

below

and

updates

to

numerical

data,

this

Item

1A.

Risk

Factors

section

in

this
Annual Report

on Form

10-K/A has

not been

updated to

reflect developments

occurring subsequent

to the

filing of

the Original
Form 10-K. All risk factors, however,

should be considered in the context of these two new risk factors.
The

Company

recently

identified

a

material

weakness

in

its

internal

control

over

financial

reporting.

If

we

are

not

able

to
remediate

this

material

weakness,

or

if

we

experience

additional

material

weaknesses

or

other

deficiencies

in

our

internal
control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial
reporting, we

may not

be able

to accurately

report our

financial results,

prevent fraud,

or file

our periodic

reports in

a timely
manner,

which may cause

investors to lose

confidence in

our reported financial

information and

may lead to

a decline in

our
stock price.
As a public

company,

we are required

to maintain internal

control over financial

reporting and to

report any material

weaknesses
in such internal control.

Section 404 of the Sarbanes

-Oxley Act requires that

we furnish a report

by management on, among

other
things,

the

effectiveness

of

our

internal

control

over

financial

reporting.

This

assessment

requires

disclosure

of

any

material
weaknesses

identified

by

our

management

in

our

internal

control

over

financial

reporting.

Our

independent

registered

public
accounting firm

also needs

to attest to

the effectiveness

of our

internal control

over financial

reporting. Effective

internal control
over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and
procedures, is designed

to prevent fraud.

Any failure to

maintain or implement

required new or

improved controls,

or difficulties
encountered in implementation could cause us to fail to meet our reporting obligations.

Subsequent

to

the

filing

of

the

Original

Form

10-K,

management

identified

a

material

weakness

in

its

internal

control

over
financial

reporting

related

to

certain

inter-company

transactions.

As

discussed

in

Item

9A.

Controls

and

Procedures,

the
Company's

management

has

re-evaluated

its

assessment

of

the

effectiveness

of

internal

control

over

financial

reporting

and

its
disclosure controls

and procedures

and concluded

that they

were not

effective

as of

December 31,

2022. Management

has been
actively engaged during

the fourth quarter of 2023

in developing remediation plans

to address the material weakness.

These plans
include:
●
Enhancing

the

precision

of

management

review

controls

to

ensure

intercompany

accounts

are

properly

eliminated

in
consolidation;
●
Enhancing

the

procedures

for

identifying

new

intercompany

accounts

and

activities

subject

to

elimination

in
consolidation;

●
Increasing the

granularity of general

ledger mapping for

inter-company accounts

subject to elimination

in consolidation;
and
●
Enhancing the financial

close checklist and

pre-close meeting agenda

to ensure proper

and timely identification

of inter-
company activities subject to elimination.
For additional

information

related to

the material

weakness

in internal

control

over

financial reporting

and

the related

remedial
measures, see “Part II – Item 9A. Controls and Procedures.
There can

be no

assurance as

to when

the material

weakness will

be remediated

or that

additional material

weaknesses will

not
arise in

the future.

If the

Company is

unable to

maintain effective

internal control

over financial

reporting, its

ability to

record,
process and

report financial

information timely

and accurately

could be

adversely affected,

which could

subject the

Company to
litigation,

investigations,

or

breach

of

contract

claims,

require

management

resources,

increase

costs,

negatively

affect

investor
confidence, and adversely impact its stock price.
We

face risks

related to

the restatement

of our

financial information

and the

material weakness

in our

internal control

over
financial reporting, as described in the "Explanatory Note" above.

As

discussed

in

the

Explanatory

Note

and

in

Note

2,

“Restatement

and

Other

Corrections

of

Previously

Issued

Financial
Statements”

in

the notes

to the

financial

statements,

we

determined

to

restate

certain

financial information

and

related

footnote
disclosures in our

previously issued financial

statements. As a

result, we have

become subject to a

number of additional

risks and
uncertainties, which

may affect

investor confidence

in the accuracy

of our financial

disclosures and

may raise reputational

issues
for our business. We expect

to continue to face the risks and challenges related to the restatements, including the following:
●
we

may

face

potential

for

litigation

or

other

disputes,

which

may

include,

among

others,

claims

invoking

the
federal and state securities laws, contractual claims, or other claims arising from the restatements; and
●
the processes undertaken to

effect the restatements may

not have been adequate to

identify and correct all errors
in

our

historical

financial

statements

and,

as

a

result,

we

may

discover

additional

errors

and

our

financial
statements remain subject to the risk of future restatement.
We

cannot assure that

all of the risks and

challenges described above

will be eliminated or that

general reputational harm

will not
persist. If one or more

of the foregoing risks or

challenges persist, our business, operations

and financial condition are

likely to be
materially and adversely affected.
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

Federal Reserve may be needed to tame persistent
inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration

in economic
conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets,
decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely
affect our business, financial condition and results of operations.
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

At
December 31, 2022, commercial mortgage loans comprised approximately

30.7% of our total loan portfolio.
● Commercial Loans
. Repayment is generally dependent upon the successful operation of the borrower’s business. In
addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in
value based on the success of the business. At December 31, 2022, commercial loans comprised approximately 9.7% of
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

At December 31,
2022, construction loans comprised approximately 9.2% of our total loan

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

At December 31, 2022, vacant land loans comprised
approximately 3.3% of our total loan portfolio.

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
December 31, 2022, consumer loans comprised approximately 12.

8% of our total loan portfolio, with indirect auto loans
making up a majority of this portfolio at approximately 93.3% of the total balance.
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

At December 31, 2022, approximately 77.5% of our loans included real estate as a primary,

secondary, or
tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of
default by the borrower; however, the value

of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital
could be adversely affected.
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
financial results.

Due to the lack of diversified industry within some of the markets served by CCB and the relatively close proximity of our
geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically,
due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. At December
31, 2022, approximately 30.7% and 29.4% of our $2.5 billion loan portfolio was secured by commercial real estate and residential
real estate, respectively.

As of this same date, approximately 9.2% was secured by property under construction.
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
At December 31, 2022, our allowance for credit losses for loans held for investment was $25.1 million, which represented
approximately 0.98% of our total loans held for investment.

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
(As Restated)
(Dollars in Thousands, Except Per Share Data) 2022 2021 2020
Interest Income $ 131,910 $ 106,351 $ 106,197
Net Interest Income 125,022 102,861 101,326
Provision for Credit Losses 7,494 (1,553) 9,645
Noninterest Income 75,181 107,545 111,165
Noninterest Expense
(1)
151,634 162,508 149,962
Pre-Tax Loss (Income) Attributable to Noncontrolling Interests
(2)
135 (6,220) (11,078)
Net Income Attributable to Common Shareowners 33,412 33,396 31,576
Per Common Share:
Basic Net Income $ 1.97 $ 1.98 $ 1.88
Diluted Net Income 1.97 1.98 1.88
Cash Dividends Declared 0.66 0.62 0.57
Diluted Book Value 22.73 22.63 19.05
Diluted Tangible Book Value
(3)
17.27 17.12 13.76
Performance Ratios:
Return on Average Assets 0.77% 0.84% 0.93%
Return on Average Equity 8.81 9.92 9.36
Net Interest Margin (FTE) 3.14 2.83 3.30
Noninterest Income as % of Operating Revenues 37.55 51.11 52.32
Efficiency Ratio 75.62 77.11 70.43
Asset Quality:
Allowance for Credit Losses ("ACL") $ 25,068 $ 21,606 $ 23,816
ACL to Loans Held for Investment ("HFI") 0.98% 1.12% 1.19%
Nonperforming Assets ("NPAs") 2,728 4,339 6,679
NPAs to Total

Assets
0.06 0.10 0.18
NPAs to Loans HFI plus OREO 0.11 0.22 0.33
ACL to Non-Performing Loans 1,091.33 499.93 405.66
Net Charge-Offs to Average Loans HFI 0.18 (0.03) 0.12
Capital Ratios:
Tier 1 Capital 14.27% 16.14% 16.19%
Total Capital 15.30 17.15 17.30
Common Equity Tier 1 Capital 12.38 13.86 13.71
Tangible Common Equity
(3)
6.65 6.95 6.25
Leverage 8.91 8.95 9.33
Equity to Assets 8.57 8.99 8.45
Dividend Pay-Out 33.50 31.31 30.32
Averages for the Year:
Loans Held for Investment $ 2,189,440 $ 2,000,563 $ 1,957,576
Earning Assets 3,989,248 3,652,486 3,083,675
Total Assets 4,332,302 3,984,064 3,391,071
Deposits 3,763,336 3,406,886 2,844,347
Shareowners’ Equity 379,290 336,821 337,313
Year

-End Balances:
Loans Held for Investment $ 2,547,685 $ 1,931,465 $ 2,006,426
Earning Assets 4,177,177 3,949,111 3,475,904
Total Assets 4,519,223 4,263,849 3,798,071
Deposits 3,939,317 3,712,862 3,217,560
Shareowners’ Equity 387,281 383,166 320,837
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

to page 39.
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
Non-GAAP Reconciliation - Selected Financial Data
(As Restated)
(Dollars in Thousands, except per share data) 2022 2021 2020
Shareowners' Equity (GAAP) $ 387,281 $ 383,166 $ 320,837
Less: Goodwill and Other Intangibles (GAAP) 93,093 93,253 89,095
Tangible Shareowners' Equity (non-GAAP) A 294,188 289,913 231,742
Total Assets (GAAP) 4,519,223 4,263,849 3,798,071
Less: Goodwill and Other Intangibles (GAAP) 93,093 93,253 89,095
Tangible Assets (non-GAAP) B $ 4,426,130 $ 4,170,596 $ 3,708,976
Tangible Common Equity Ratio (non-GAAP) A/B 6.65% 6.95% 6.25%
Actual Diluted Shares Outstanding (GAAP) C 17,039,401 16,935,389 16,844,997
Tangible Book Value

per Diluted Share (non-GAAP)
A/C 17.27 17.12 13.76

Item 7.
Management’s

Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion

and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that
have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial
Statements and related notes included in this Form 10-K/A.

The MD&A is divided into subsections entitled “Business
Overview,” “Executive

Overview,” “Results of Operations,”

“Financial Condition,” “Liquidity and Capital Resources,” “Off-
Balance Sheet Arrangements,” and “Accounting Policies.”

The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2022 compares with prior years.

Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively,

are referred
to as “CCBG,” “Company,”

“we,” “us,” or “our.”
We have restated

our previously issued consolidated financial statements contained in this Form

10-K/A. For background on the
restatement, the fiscal periods impacted, control considerations and other information, see “Explanatory Note” preceding “Part I -
Item 1. Business” above. In addition, this MD&A is being restated to conform to the restated financial statements. For additional
information related to the restatements, see “Part II - Item 8. Financial Statements and

Supplementary Data” below.
CAUTION CONCERNING FORWARD

-LOOKING STATEMENTS
This Form 10-K/A, including this MD&A section, contains “forward

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

In 2022, we implemented initiatives in support of the strategic plan, including the implementation of an integrated marketing software aimed at deepening client relationships, initiation of a
comprehensive review of our banking office network, continued

expansion into new markets, and in 2020 and 2021 continued our efforts to diversify our revenues by expanding our residential mortgage banking and wealth businesses (discussed further below-
Recent Acquisition/Expansion Activity ).
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

EXECUTIVE OVERVIEW
For 2022, net income attributable to common shareowners totaled $33.4 million, or $1.97 per diluted share, compared to net
income of $33.4 million, or $1.98 per diluted share, for 2021 and $31.6 million, or

$1.88 per diluted share, for 2020.
The increase in net income attributable to common shareowners for 2022 was attributable to higher net interest income of $22.2
million, lower noninterest expense of $10.9 million, and lower income taxes of $1.9 million, partially offset by a $9.0 million
increase in the provision for credit losses and lower noninterest income of

$32.4 million.

Net income attributable to common
shareowners included a $6.4 million increase in the deduction to record the 49% non-controlling interest in the earnings of CCHL.

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
Below are Summary Highlights

of our 2022 financial performance:
●
Strong growth

in net interest income of 21.5% reflected

improved earning asset mix and strength

of deposit franchise

●
Loan growth of $616 million, or 31.9

% (end of period) and $189 million, or 9.4% (year-to-date average)
●
Average Deposits grew

$356 million, or 10.5%

●
Noninterest income decreased

30.1% due to lower mortgage banking revenues

reflecting a slowdown in secondary
market loan sales and a shift in residential loan

production mix to adjustable rate production

for our loan portfolio.
Wealth

management fees increased 31.9% due to higher

insurance revenues and deposit fees increased

17.2%
●
Noninterest expense decreased

6.7% due to lower compensation expense reflective of lower

salary expense, primarily
due to higher realized loan cost (credit

offset to salary expense) driven by strong new loan

production for the year.
Noninterest expense for 2022 included pension

settlement charges totaling $2.3 million or $0.11

per share.

●
Tangible

book value per share increased

$0.15, or 0.9%, and reflected stable earnings and a

favorable re-measurement
adjustment for pension plan, partially offset by higher unrealized investment security losses.
For more detailed information, refer to the following additional sections of the

MD&A “Results of Operations” and “Financial
Condition”.

RESULTS

OF OPERATIONS
A condensed earnings summary for the last three fiscal years is presented in Table 1 below:
Table 1
CONDENSED SUMMARY OF EARNINGS
(As Restated)
(Dollars in Thousands, Except Per Share

Data)
2022 2021 2020
Interest Income $ 131,910 $ 106,351 $ 106,197
Taxable Equivalent

Adjustments
325 349 430
Total Interest Income

(FTE)
132,235 106,700 106,627
Interest Expense 6,888 3,490 4,871
Net Interest Income (FTE) 125,347 103,210 101,756
Provision for Credit Losses 7,494 (1,553) 9,645
Taxable Equivalent

Adjustments
325 349 430
Net Interest Income After Provision for Credit Losses 117,528 104,414 91,681
Noninterest Income 75,181 107,545 111,165
Noninterest Expense 151,634 162,508 149,962
Income Before Income Taxes 41,075 49,451 52,884
Income Tax Expense

7,798 9,835 10,230
Pre-Tax Income

Attributable to Noncontrolling Interests
135 (6,220) (11,078)
Net Income Attributable to Common Shareowners $ 33,412 $ 33,396 $ 31,576
Basic Net Income Per Share $ 1.97 $ 1.98 $ 1.88
Diluted Net Income Per Share $ 1.97 $ 1.98 $ 1.88
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
For 2022, our taxable equivalent net interest income increased $22.1 million, or 21.4%. This follows an increase of $1.5 million, or 1.4% in 2021.

The increase in 2022

was primarily due to strong loan growth, higher interest rates, and growth in the investment portfolio.

The increase in 2021 was primarily due to higher small business (“SBA PPP”) loan income combined with
lower interest expense, partially offset by lower investment portfolio income due to lower reinvestment rates.

For 2022, taxable equivalent interest income increased $25.5 million,

or 23.9%, over 2021.

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
2022.

Our total cost of funds (interest expense/average earning assets) was 17 basis points in

2022, 10 basis points in 2021, and
16 basis points in 2020.

Our interest rate spread (defined as the taxable-equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 25 basis points in 2022 and decreased 43 basis points in 2021.

Our net interest margin (defined as
taxable-equivalent interest income less interest expense divided by average earning assets) of 3.14% in 2022 reflected a 31 basis
point increase over 2021.

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
(As Restated)
2022 2021 2020
(Taxable Equivalent Basis - Dollars
in Thousands)
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
ASSETS
Loans Held for Sale (1)(2) $ 48,502 $ 2,175 4.49% $ 78,328 $ 2,555 3.24% $

81,125 $ 2,895 3.57%
Loans Held for Investment
(1)(2)
2,189,440 104,578 4.78 2,000,563 94,332 4.76 1,957,576 92,261 4.71
Taxable Investment Securities 1,098,876 15,917 1.45 778,953 8,724 1.12 574,199 10,176 1.77
Tax-Exempt Investment Securities (2) 2,668 54 2.03 3,772 91 2.39 5,123 124 2.42
Fed Funds Sold & Int Bearing Dep 649,762 9,511 1.46 790,870 998 0.13 465,652 1,171 0.25
Total Earning Assets 3,989,248 132,235 3.32% 3,652,486 106,700 2.92% 3,083,675 106,627 3.46%
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
Total Interest Bearing Liabilities 2,166,239 6,888 0.32% 1,991,454 3,490 0.18% 1,717,443 4,871 0.28%
Noninterest Bearing Deposits 1,691,132 1,523,717 1,254,214
Other Liabilities 85,684 111,567 72,400
TOTAL LIABILITIES 3,943,055 3,626,738 3,044,057
Temporary Equity 9,957 20,505 9,701
TOTAL SHAREOWNERS’
EQUITY
379,290 336,821 337,313
TOTAL LIABILITIES,
TEMPORARY EQUITY AND
SHAREOWNERS’ EQUITY
$ 4,332,302 $ 3,984,064 $ 3,391,071
Interest Rate Spread 3.00% 2.75% 3.18%
Net Interest Income $ 125,347 $ 103,210 $ 101,756
Net Interest Margin
(3)
3.14% 2.83% 3.30%
(1)

Average balances include net loan fees, discounts and premiums, and nonaccrual loans.

Interest income includes loan fees of $0.5 million for 2022,

$6.6 million for 2021, and $2.6 million for 2020.

SBA PPP loans averaged $0.1 million in 2022, $92.4 million

in 2021, and $125.4 million in 2020.
(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate.
(3)

Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME

ANALYSIS
(1)
2022 (as restated) vs. 2021 2021 vs. 2020
(Taxable Equivalent Basis -
Dollars in Thousands)
Increase (Decrease) Due to Change In Increase (Decrease) Due to Change In
Total Volume Rate

Total Calendar (3) Volume Rate
Earnings Assets:
Loans Held for Sale (2) $ (380) $ (967) $ 587 $ (340) $ (8) $ (100) $ (232)
Loans Held for Investment (2) 10,247 8,982 1,265 2,071 (252) 2,092 231
Taxable Investment Securities 7,193 3,583 3,610 (1,451) (28) 3,657 (5,080)
Tax-Exempt Investment Securities (2) (37) (27) (10) (34) - (33) (1)
Funds Sold 8,513 (178) 8,691 (173) (3) 821 (991)
Total $ 25,536 $ 11,393 $ 14,143 73 $ (291) $ 6,437 $ (6,073)
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
Changes in Net Interest Income $ 22,138 $ 11,698 $ 10,440 $ 1,454 $ (278) $ 6,668 $ (4,936)
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
Provision for Credit Losses
For 2022, we recorded a provision for credit loss expense of $7.5 million ($7.4 million expense for loans HFI and $0.1 million expense for unfunded loan commitments) compared to a provision benefit of $1.6 million for 2021 ($2.8 million benefit for loans
HFI and $1.2 million expense for unfunded loan commitments), and provision expense of $9.6 million for 2020 ($9.0 million
expense for loans HFI and $0.6 million expense for unfunded loan commitments

).

The higher level of provision in 2022 was
primarily attributable to strong loan growth and weaker projected economic conditions, primarily a higher rate of unemployment.

The credit loss provision in 2021 was favorably impacted by strong loan recoveries.

We discuss the various

factors that have
impacted our provision expense in more detail under the heading Allowance for Credit Losses.
Noninterest Income
For 2022, noninterest income totaled $75.2 million, a $32.4 million decrease from 2021, due to lower mortgage banking revenues
of $40.5 million, partially offset by higher wealth management fees of $4.4 million, deposit fees of $3.2 million, other income of
$1.2 million, and bank card fees of $0.1 million.

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
sale margins.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 37.55% in 2022,
51.11% in 2021, and 52.32% in 2020.

In 2022 and 2021, lower mortgage banking revenues drove the decrease in the percentage.

The table below reflects the major components of noninterest income.
Table 4
NONINTEREST INCOME
(As Restated)
(Dollars in Thousands) 2022 2021 2020
Deposit Fees $ 22,121 $ $ 18,882 $ 17,800
Bank Card Fees 15,401 15,274 13,044
Wealth Management

Fees
18,059 13,693 11,035
Mortgage Banking Revenues 11,909 52,425 63,344
Other 7,691 7,271 5,942
Total Noninterest

Income
$ 75,181 $ $ 107,545 $ 111,165
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

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $11.9

million in 2022 compared to $52.4 million in 2021 and
$63.3 million in 2020.

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

Other
.

Other noninterest income totaled $7.7 million in 2022 compared to $7.3 million in 2021 and $5.9 million in 2020.

The
$0.4 million increase in 2022

was primarily attributable to a $0.4 million increase in miscellaneous income,

primarily from a $0.2
million gain on the termination of a lease.

The increase in 2021 was primarily attributable to a higher level of loan servicing fees at CCHL from servicing retained secondary market loan sales.
Noninterest Expense
For 2022, noninterest expense totaled $151.6 million, a $10.9 million decrease from 2021, due to a decrease in compensation
expense of $10.0 million and other expense of $1.6 million, partially offset by an increase in occupancy expense of $0.6 million.

The decrease in compensation expense was primarily due to a decrease in salary expense of $10.6 million that was partially offset
by an increase in associate benefit expense of $0.6 million. The variance in salary expense was primarily due to higher realized
loan cost (credit offset to salary expense) of $7.7 million and lower variable/performance

-based compensation of $4.5 million,
partially offset by higher base salary expense of $1.8 million (merit and new market staffing additions).

The increase in associate
benefit expense was primarily attributable to an increase in associate insurance expense (utilized self-insurance reserves in 2021)
of $0.4 million and stock compensation expense of $0.7 million, partially offset by lower pension service cost expense of $0.6
million.

The decrease in other expense was primarily due to lower pension plan related costs, including a decrease of $4.9 million
for the non-service cost component of our pension plan (reflected in pension

– other) attributable to the utilization of a lower
discount rate for plan liabilities and a decrease of $0.8 million for pension plan settlement expense.

These favorable variances
were partially offset by an increase in other real estate expense of $1.2 million, travel/entertainment and advertising costs of $1.3
million (return to pre-pandemic levels and market expansion), other losses of $0.9 million (primarily debit card and check fraud),
VISA share swap conversion ratio payments of $0.4 million, and FDIC insurance fees of $0.3 million. Gains from the sale of two
banking offices in 2021 drove the increase in other real

estate expense.

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

Our operating efficiency ratio (expressed as noninterest

expense as a percent of taxable equivalent net interest income plus noninterest income) was 75.62%, 77.11%

and 70.43% in 2022, 2021 and 2020, respectively.

The decrease in this metric for 2022
was primarily driven by higher taxable equivalent net interest income (refer to caption headed Net Interest Income and Margin)
and lower noninterest expense.

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

Table 5
NONINTEREST EXPENSE
(As Restated)
(Dollars in Thousands) 2022 2021 2020
Salaries $ 74,590 $ 85,211 $ 80,846
Associate Benefits 16,929 16,259 15,434
Total Compensation 91,519 101,470 96,280
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
Insurance – Other 2,409 2,096 1,607
Pension - Other (3,043) 1,913 (216)
Pension Settlement 2,321 3,072 -
Other Real Estate, Net (337) (1,488) 104
Miscellaneous 12,933 11,179 10,541
Total Other Expense 35,541 37,106 31,023
Total Noninterest

Expense
$ 151,634 $ 162,508 $ 149,962
Significant components of noninterest expense are discussed in more detail below.
Compensation.

Compensation expense totaled $91.5 million in 2022 compared to $101.5 million in 2021 and $96.3 million in
2020.

For 2022, the $10.0 million, or 9.8%, net decrease reflected a decrease in salary expense of $10.6 million that was partially
offset by an increase in associate benefit expense of $0.6

million.

The variance in salary expense was primarily due to higher
realized loan cost (credit offset to salary expense) of $7.7 million and lower variable/performance-based compensation of $4.5
million ($6.7 million decrease at CCHL (lower loan volume) partially offset by a $2.2 million increase at the Bank (primarily
related to higher insurance revenues)).

These decreases were partially offset by higher base salary expense of $1.8 million at the
Bank (merit and new market staffing additions).

The increase in associate benefit expense was primarily attributable to an increase in associate insurance expense (utilized self-insurance reserves in

2021) of $0.4 million and stock compensation expense
of $0.7 million, partially offset by lower pension service

cost expense of $0.6 million.
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

Other
.

Other noninterest expense totaled $35.5 million in 2022 compared to $37.1 million in 2021 and $31.0 million in 2020.

For 2022, the $1.6 million, or 4.2%, decrease was due to lower pension related costs, including a decrease of $4.9 million for the
non-service cost component of our pension plan (reflected in pension –

other) attributable to the utilization of a lower discount
rate for plan liabilities and a decrease of $0.8 million for pension plan settlement expense. These favorable variances were
partially offset by an increase in other real estate expense of

$1.2 million, travel/entertainment and advertising costs of $1.3 million (return to pre-pandemic levels and market expansion), other losses of $0.9 million (primarily debit card and check fraud),
VISA share swap conversion ratio payments of $0.4 million, and FDIC insurance fees of $0.3 million. Gains from the sale of two
banking offices in 2021 drove the increase in other real

estate expense.

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

Income Taxes
For 2022, we realized income tax expense of $7.8 million (effective rate of 19%) compared to $9.8 million (effective rate of 20%)
for 2021 and $10.2 million (effective rate of 19%) for 2020.

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

(indirect auto) segments.

Total loans HFI at December
31, 2022 totaled $2.548 billion, a $616 million increase over December 31, 2021 and primarily reflected higher balances in the
following categories: residential real estate of $389 million, commercial real estate of $119 million, and construction of $60
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

Table 6
SOURCES OF EARNING ASSET GROWTH
(As Restated) (As Restated) (As Restated)
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
(As Restated)
(Dollars in Thousands) 2022 2021 2020
Commercial, Financial and Agricultural $ 247,362 $ 223,086 $ 393,930
Real Estate – Construction 234,519 174,394 135,831
Real Estate – Commercial Mortgage 782,557 663,550 648,393
Real Estate – Residential 749,513 360,021 352,543
Real Estate – Home Equity 208,217 187,821 205,479
Consumer 325,517 322,593 270,250
Total Loans HFI, Net

of Unearned Income
$ 2,547,685 $ 1,931,465 $ 2,006,426

Table 8
LOANS HFI MATURITIES
(As Restated)
Maturity Periods
(Dollars in Thousands)
One Year

or Less
Over One
Through
Five Years

Five
Through
Fifteen
Years
Over
Fifteen
Years Total
Commercial, Financial and Agricultural $ 51,514 $ 128,783 $ 65,957 $ 1,108 $ 247,362
Real Estate – Construction 113,672 66,238 22,471 32,138 234,519
Real Estate – Commercial Mortgage 46,777 112,179 330,311 293,290 782,557
Real Estate – Residential 19,789 477,723 103,673 148,328 749,513
Real Estate – Home Equity 3,820 10,815 79,512 114,070 208,217
Consumer (1) 5,835 143,516 176,157 9 325,517
Total $ 241,407 $ 939,254 $ 778,081 $ 588,943 $ 2,547,685
Total Loans HFI with

Fixed Rates
$ 92,180 $ 368,969 $ 351,766 $ 27,227 $ 840,142
Total Loans HFI with

Floating or Adjustable Rates
149,227 570,285 426,315 561,716 1,707,543
Total $ 241,407 $ 939,254 $ 778,081 $ 588,943 $ 2,547,685
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
(As Restated)
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
Allowance/Nonaccruing Loans 1,091.33% 499.93% 405.66%

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

Specifically, due to the nature of our markets,

a
significant portion of our HFI loan portfolio has historically been secured with real estate, approximately 78% at December 31,
2022 and 72% at December 31, 2021 with the increase driven by a higher volume of 1-4 family residential real estate loans
originated in 2022.

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
(As Restated)
2022 2021
Investor
Real Estate
Owner
Occupied

Real Estate
Investor
Real Estate
Owner
Occupied

Real Estate
Vacant

Land, Construction, and Land Development
14.8% - 18.1% -
Improved Property 27.4 57.8% 28.4 53.5%
Total Real Estate Loans 42.2% 57.8% 46.5% 53.5%
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

At December 31, 2022, the allowance for credit losses represented 0.98%

of HFI loans and provided coverage of 1,091% of
nonperforming loans compared to 1.12% and 500%, respectively,

at December 31, 2021 and 1.19% and 406%, respectively,

at
December 31, 2020.

At December 31, 2022, the allowance for credit losses for HFI loans totaled

$25.1 million compared to $21.6 million at December
31, 2021 and $23.8 million at December 31, 2020.

Incremental allowance related to loan growth, a higher projected rate of unemployment and its effect on rates of default, and slower prepayment speeds (due to higher interest rates) were all contributing
factors driving the $3.5 million increase in the allowance during 2022.

The $2.2 million decrease in the allowance for credit
losses in 2021 reflected improvements in forecasted economic conditions, favorable loan migration and net loan recoveries
totaling $0.6 million, partially offset by incremental

reserves needed for loan growth (excluding SBA PPP).

Table 11
ALLOCATION OF

ALLOWANCE

FOR CREDIT LOSSES
(As Restated)
2022 2021 2020
(Dollars in Thousands)
ACL
Amount
Percent of
Loans to
Total Loans
ACL
Amount
Percent of
Loans to
Total Loans
ACL
Amount
Percent of
Loans to
Total Loans
Commercial, Financial and Agricultural
$ 1,506 9.7% $ 2,191 11.6% $ 2,204 19.6%
Real Estate:
Construction
2,654 9.2 3,302 9.0 2,479 6.8
Commercial
4,815 30.7 5,810 34.4 7,029 32.3
Residential
10,741 29.4 4,129 18.6 5,440 17.6
Home Equity
1,864 8.2 2,296 9.7 3,111 10.2
Consumer
3,488 12.8 3,878 16.7 3,553 13.5

Total
$ 25,068 100% $ 21,606 100% $ 23,816 100%
Investment Securities
Our average investment portfolio balance increased $318.8

million, or 40.7%, in 2022 and increased $203.4 million, or 35.1%,

in
2021.

As a percentage of average earning assets, our investment portfolio represented

27.6% in 2022, compared to 21.4% in
2021.

In 2022, the growth in the investment portfolio was attributable to an investment purchase program implemented to take
advantage of higher rates and deploy a portion of our excess liquidity,

in addition to reinvesting a portion of the portfolio cash
flow during the year. As we continue

to monitor our overall liquidity levels throughout 2023, we will allow cash flow from the
investment portfolio to run-off and we will review various

investment strategies as appropriate.

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
The Consolidated Statement of Financial Condition is subject to testing for interest rate shock possibilities to indicate the inherent
interest rate risk.

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
Our goal is to structure the Consolidated Statement of Financial Condition so that net interest earnings at risk over 12-month and
24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock
levels.

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
Capital Resources
Shareowners’ equity was $387.3 million at December 31, 2022

compared to $383.2 million at December 31, 2021.

For 2022,
shareowners’ equity was positively impacted by net income attributable to common shareowners of $33.4 million, a $3.1 million
increase in the fair value of the interest rate swap related to subordinated debt, stock compensation accretion of $1.3 million, net
adjustments totaling $1.6 million related to transactions under our stock compensation plans, and an $8.7 million decrease in the accumulated other comprehensive loss for our pension plan.

Shareowners’ equity was reduced by common stock dividends of
$11.2 million ($0.66 per share) and a $32.8 million

increase in the unrealized loss on investment securities.

Additional historical
information on capital changes is provided in the Consolidated Statements of

Changes in Shareowners’ Equity in the
Consolidated Financial Statements.
We continue

to maintain a strong capital position.

The ratio of shareowners' equity to total assets at December 31, 2022 was
8.57% compared to 8.99% at December 31, 2021.

Further, our tangible common equity ratio was 6.65%

(non-GAAP financial
measure) at December 31, 2022 compared to 6.95% at December 31, 2021.

The decline in the ratios in 2022 was substantially
due to an increase in the unrealized loss on available-for-sale securities.

We are subject to

regulatory risk-based capital requirements that measure capital relative to risk-weighted assets and off-balance
sheet financial instruments.

At December 31, 2022, our total risk-based capital ratio was 15.30% compared to

17.15% at
December 31, 2021.

Our common equity tier 1 capital ratio was 12.38% and 13.86%, respectively,

on these dates.

Our leverage
ratio was 8.91%

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

At December 31, 2022, our common stock had a book value of $22.73 per diluted share compared to $22.63 at December 31,
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
686
)
2021 Report of Independent Registered Public Accounting Firm (PCAOB ID 686)
2020 Report of Independent Registered Public Accounting Firm (PCAOB ID 42)
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED FINANCIAL

STATEMENTS
PAGE

64 Report of Independent Registered Public Accounting Firm

68 Consolidated Statements of Financial Condition

69 Consolidated Statements of Income

70 Consolidated Statements of Comprehensive Income

71 Consolidated Statements of Changes in Shareowners’ Equity

72 Consolidated Statements of Cash Flows

73 Notes to Consolidated Financial Statements

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
Commission and our report dated March 1, 2023 (December 22, 2023,

as to the effects of the material weakness described in
Management’s Annual Report on

Internal Control over Financial Reporting (as revised)), expressed an adverse opinion on the
effectiveness of the Company’s

internal control over financial reporting because of the material weakness.
Restatement of Previously Issued Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to
correct a misstatement.

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
Allowance for Credit Losses
The Company’s loans held for investment

portfolio totaled $2.55 billion as of December 31, 2022, and the allowance for credit losses on loans held for investment was $25.1 million.

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
FORVIS, LLP

(Formerly, BKD, LLP)

We have served

as the Company’s auditor since 2021.
Little Rock, Arkansas
March 1, 2023 (December 22, 2023, as to the effects of the restatement discussed in Note 1)

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
(As Restated)
As of
December 31,
As of
December 31,
(Dollars in Thousands) 2022 2021
ASSETS
Cash and Due From Banks $
72,114
$
65,313
Federal Funds Sold and Interest Bearing Deposits
528,536
970,041
Total Cash and Cash Equivalents
600,650
1,035,354
Investment Securities, Available

for Sale, at fair value (amortized cost of $
455,232

and $
660,732
)
413,294
654,611
Investment Securities, Held to Maturity (fair value of $
612,701

and $
339,699
)
660,744
339,601
Equity Securities
10
861
Total Investment

Securities
1,074,048
995,073
Loans Held For Sale, at fair value
26,909
52,532
Loans, Held for Investment
2,547,685
1,931,465
Allowance for Credit Losses
(25,068)
(21,606)
Loans Held for Investment, Net
2,522,617
1,909,859
Premises and Equipment, Net
82,138
83,412
Goodwill and Other Intangibles
93,093
93,253
Other Real Estate Owned
431
17
Other Assets
119,337
94,349
Total Assets $
4,519,223
$
4,263,849
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,653,620
$
1,668,912
Interest Bearing Deposits
2,285,697
2,043,950
Total Deposits
3,939,317
3,712,862
Short-Term

Borrowings
56,793
34,557
Subordinated Notes Payable
52,887
52,887
Other Long-Term

Borrowings
513
884
Other Liabilities
73,675
67,735
Total Liabilities
4,123,185
3,868,925
Temporary Equity
8,757
11,758
SHAREOWNERS’ EQUITY
Preferred Stock, $
.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding
- -
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,986,785

and
16,892,060

shares issued and outstanding at December 31, 2022 and 2021, respectively
170
169
Additional Paid-In Capital
37,331
34,423
Retained Earnings
387,009
364,788
Accumulated Other Comprehensive Loss, Net of Tax
(37,229)
(16,214)
Total Shareowners’

Equity
387,281
383,166
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,519,223
$
4,263,849
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
For the Years

Ended December 31,
(As Restated)
(Dollars in Thousands, Except Per Share

Data)
2022 2021 2020
INTEREST INCOME
Loans, including Fees $
106,444
$
96,561
$
94,752
Investment Securities:
Taxable
15,917
8,724
10,176
Tax Exempt
38
68
98
Federal Funds Sold and Interest Bearing Deposits
9,511
998
1,171
Total Interest Income
131,910
106,351
106,197
INTEREST EXPENSE
Deposits
3,444
839
1,548
Short-Term

Borrowings
1,761
1,360
1,690
Subordinated Notes Payable
1,652
1,228
1,472
Other Long-Term

Borrowings
31
63
161
Total Interest Expense
6,888
3,490
4,871
NET INTEREST INCOME
125,022
102,861
101,326
Provision for Credit Losses
7,494
(1,553)
9,645
Net Interest Income After Provision for Credit Losses
117,528
104,414
91,681
NONINTEREST INCOME
Deposit Fees
22,121
18,882
17,800
Bank Card Fees
15,401
15,274
13,044
Wealth Management

Fees
18,059
13,693
11,035
Mortgage Banking Revenues
11,909
52,425
63,344
Other
7,691
7,271
5,942
Total Noninterest

Income
75,181
107,545
111,165
NONINTEREST EXPENSE
Compensation
91,519
101,470
96,280
Occupancy, Net
24,574
23,932
22,659
Other
35,541
37,106
31,023
Total Noninterest

Expense
151,634
162,508
149,962
INCOME BEFORE INCOME TAXES
41,075
49,451
52,884
Income Tax Expense

7,798
9,835
10,230
NET INCOME $
33,277
$
39,616
$
42,654
Loss (Income) Attributable to Noncontrolling Interests
135
(6,220)
(11,078)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
33,412
$
33,396
$
31,576
BASIC NET INCOME PER SHARE $
1.97
$
1.98
$
1.88
DILUTED NET INCOME PER SHARE $
1.97
$
1.98
$
1.88
Average Basic Common

Shares Outstanding
16,951
16,863
16,785
Average Diluted

Common Shares Outstanding
16,985
16,893
16,822
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
For the Years

Ended December 31,
(As Restated)
(Dollars in Thousands) 2022 2021 2020
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
33,412
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

tax:
(27,995)
37,280
(21,366)
Deferred tax (expense) benefit related to other comprehensive income
6,980
(9,352)
5,405
Other comprehensive (loss) income, net of tax
(21,015)
27,928
(15,961)
TOTAL COMPREHENSIVE

INCOME
$
12,397
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
(as restated)
-
-
-
33,412
-
33,412
Other Comprehensive Loss, Net of Tax -
-
-
-
(21,015)
(21,015)
Cash Dividends ($
0.66

per share)
-
-
-
(11,191)
-
(11,191)
Stock Based Compensation -
-
1,630
-
-
1,630
Stock Compensation Plan Transactions, net

94,725
1
1,278
-
-
1,279
Balance, December 31, 2022 (as restated)
16,986,785
$
170
$
37,331
$
387,009
$
(37,229)
$
387,281
(1) Adjustments to redemption value for non-controlling interest in CCHL
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
For the Years

Ended December 31,
(As Restated)
(Dollars in Thousands) 2022 2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
33,412
$
33,396
$
31,576
Adjustments to Reconcile Net Income to Cash From Operating Activities:

Provision for Credit Losses
7,494
(1,553)
9,645

Depreciation
7,596
7,607
7,230

Amortization of Premiums, Discounts, and Fees, net
7,772
14,072
7,533

Amortization of Intangible Assets
160
107
-

Pension Settlement Charges
2,321
3,072
-

Originations of Loans Held for Sale
(996,312)
(1,541,356)
(606,337)

Proceeds From Sales of Loans Held for Sale
1,033,844
1,655,288
565,151

Mortgage Banking Revenues
(11,909)
(52,425)
(63,344)

Net Additions for Capitalized Mortgage Servicing Rights
726
72
(2,792)

Change in Valuation

Provision for Mortgage Servicing Rights
-
(250)
250

Stock Compensation
1,630
843
892

Net Tax Benefit from

Stock Compensation
(27)
(4)
(84)

Deferred Income Taxes
(3,870)
(4,157)
(53)

Net Change in Operating Leases
(108)
(165)
(156)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(422)
(1,662)
(393)

Net (Increase) Decrease in Other Assets
(8,636)
10,885
(38,353)

Net Increase (Decrease) in Other Liabilities
8,837
(7,846)
40,624

Net Cash Provided By (Used In) Operating Activities
82,508
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
(184,349)
183,249
(130,020)
Net Cash Paid for Acquisitions
-
(4,482)
(2,405)
Proceeds From Sales of Other Real Estate Owned
2,406
4,502
2,835
Purchases of Premises and Equipment, net
(6,322)
(5,193)
(9,738)
Noncontrolling Interest Contributions
2,867
7,139
5,766
Net Cash Used In Investing Activities
(755,641)
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

LLC (“CCSW”).

CCB has two primary subsidiaries, which are wholly owned, Capital City Trust
Company and Capital City Investments. CCB also maintains a
51
% membership interest in a consolidated subsidiary,

Capital City
Home Loans, LLC (“CCHL”).

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
Business Combination
On April 30, 2021, a newly formed subsidiary of CCBG, CCSW acquired substantially all of the assets of Strategic Wealth
Group, LLC and certain related businesses (“SWG”), including advisory,

service, and insurance carrier agreements, and the
assignment of all related revenues thereof. Under the terms of the purchase agreement,

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
51
% membership interest in Brand Mortgage Group, LLC (“Brand”), which is now operated as CCHL.

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

Restatement of Previously Issued Consolidated Financial

Statements
We have restated

herein our audited Consolidated Financial Statements for the year ended December

31, 2022. We have also
restated interim financial statement periods for the each of the quarters ended March 31, 2022, June 30, 2022 and September 30,
2022 and restated the impacted balances within the accompanying

Notes to the Consolidated Financial Statements.

Restatement Background
As part of the normal course of business, CCHL sold residential mortgage loans to CCB. CCHL recorded mortgage banking
revenue and a mortgage servicing right on the aforementioned loans.

On an ongoing basis, CCHL recognized noninterest income
for servicing these loans on behalf of CCB, which required elimination entries at a consolidated level. These elimination entries
were not made, resulting in misstatements. As a result of this misstatement, assets are overstated

by $
6.7

million as of December
31, 2022 and net income is overstated by $
6.7

million for the year ended December 31, 2022, net of tax effects. This represents
0.15
% of previously reported total assets as of December 31, 2022 and
16.78
% of previously reported net income for the year
ended December 31, 2022. As a result, diluted EPS decreased from $
2.36

per share to $
1.97

per share.
Description of Misstatements
Misstatements Associated with Mortgage Loan Sale Transactions
a)

Net Loan Origination Costs & Gain on Sale of Loan

CCHL originated certain mortgage loans that were sold to the Bank for a premium. The gain recorded by CCHL and the
corresponding loan purchase premium recorded by the Bank should have been eliminated in consolidation. Additionally,
the Company did not defer net loan origination costs on these loans. The impacts of the net loan origination costs & gain
on sale of loan misstatements on each period are presented in this note and Note 24, Quarterly Financial Data
(Unaudited) .
b) Mortgage Servicing Right (“MSR”) Asset
CCHL recorded an MSR asset and recognized a corresponding gain related to the aforementioned loans sold to and
serviced for the Bank. As the MSR asset is recorded at amortized cost, CCHL also recorded amortization expense in
each period in other non-interest expense. The MSR asset, gain, and amortization expense should have been eliminated
in consolidation. The impacts of the MSR asset misstatements on each period are presented in this note and Note 24,
Quarterly Financial Data (Unaudited) .
c)
Mortgage Servicing

The Bank recorded servicing fee expense and CCHL recorded servicing income; these amounts should have been
eliminated in consolidation. The impacts of the mortgage servicing misstatements on each period are presented in this
note and Note 24, Quarterly Financial Data (Unaudited)
.

d)
Statement of Financial Condition Misclassification

CCHL classifies all mortgage production as loans held for sale. The portion of this production that was designated to be
sold to the Bank should have been designated as loans held for investment for the Consolidated Financial Statements.
This reclassification includes the reversal of the related mark-to-market adjustment and the establishment of the
Allowance for Credit Losses (“ACL”) on these loans. While previously the mark-to-market adjustment had been
reversed and the ACL established at the time the loans were sold to the Bank,

this correction reflects those entries in the
appropriate periods. The impacts of the restatement on each period are presented in this note and Note 24,
Quarterly
Financial Data (Unaudited)
.

Other Immaterial Adjustments
As part of the restatement, we made corrections to the Consolidated

Statement of Financial Condition, that the Company
determined to be immaterial, both individually and in the aggregate for the year ended December 31, 2022 related to prior periods
(the “Other Adjustments”).

The Other Adjustments included corrections and reclassifications on our Consolidated Statement of Financial Condition as of
December 31, 2022 that had no impact on shareowners’ equity.

These corrections and reclassifications were identified as part of the misstatements associated with mortgage loan sale transactions noted

above. The Company adjusted the Consolidated
Statement of Financial Condition to record net deferred fees and costs that resulted in an increase to total assets of $
3.4

million,
which represent the amount that should have been recorded in prior periods. Additionally,

the Company reclassified mark-to-
market and ACL adjustments that were related to the “Statement of

Financial Condition Misclassification”

noted above that
resulted in less than a $
156

thousand increase in total assets and less than a $
156

thousand decrease in net income.
The combined impacts of the correction of the misstatement associated with the mortgage sale transactions and the Other
Adjustments are reflected in the “restatement impacts” column of the restatement tables below and Note 24,
Quarterly Financial
Data (Unaudited) .
Description of Restatement Tables
The following tables present the amounts previously reported and a reconciliation of the restatement amounts reported on the
restated Consolidated Statement of Financial Condition as of December

31, 2022, the restated Consolidated Statement of Income,
the restated Consolidated Statement of Comprehensive Income,

the restated Consolidated Statements of Change in Shareowners
’
Equity and the restated Consolidated Statement of Cash Flows for the year ended

December 31, 2022. The amounts previously
reported for the year ended December 31, 2022 were derived from our Annual

Report on Form 10-K for the year ended December
31, 2022, originally filed March 1, 2023.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF FINANCIAL CONDITION
As of December 31, 2022
(Dollars in Thousands, except per share data)
As
Previously
Reported
Restatement
Impact As Restated
ASSETS:
Cash and Due From Banks $
72,114
$
-
$
72,114
Federal Funds Sold and Interest Bearing Deposits
528,536
-
528,536
Total Cash and Cash Equivalents
600,650
-
600,650
Investment Securities, Available

for Sale, at fair value (amortized cost of
$
455,232
)
413,294
-
413,294
Investment Securities Held to Maturity (fair value of $
612,701
)
660,744
-
660,744
Other Equity Securities
10
-
10

Total Investment Securities

1,074,048
-
1,074,048
Loans Held For Sale
54,635
(27,726)
26,909
Loans, Net of Unearned Income
2,525,180
22,505
2,547,685
Allowance for Loan Losses
(24,736)
(332)
(25,068)
Loans, Net
2,500,444
22,173
2,522,617
Premises and Equipment, Net
82,138
-
82,138
Goodwill
93,093
-
93,093
Other Real Estate Owned
431
-
431
Other Assets
120,519
(1,182)
119,337
Total Assets $
4,525,958
$
(6,735)
$
4,519,223
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,653,620
$
-
$
1,653,620
Interest Bearing Deposits
2,285,697
-
2,285,697
Total Deposits
3,939,317
-
3,939,317
Short-Term

Borrowings
56,793
-
56,793
Subordinated Notes Payable
52,887
-
52,887
Other Long-Term

Borrowings
513
-
513
Other Liabilities
73,675
-
73,675
Total Liabilities
4,123,185
-
4,123,185
Temporary Equity
8,757
-
8,757
SHAREOWNERS' EQUITY
Preferred Stock, $
.01

par value;
3,000,000

shares authorized;
no

shares issued and
outstanding - - -
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,986,785

shares
issued and outstanding at December 31, 2022
170
-
170
Additional Paid-In Capital
37,331
-
37,331
Retained Earnings
393,744
(6,735)
387,009
Accumulated Other Comprehensive Loss, Net of Tax
(37,229)
-
(37,229)
Total Shareowners' Equity
394,016
(6,735)
387,281

Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,525,958
$
(6,735)
$
4,519,223

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF INCOME
For Year

Ended December 31, 2022
(Dollars in thousands, except per share data)
As
Previously
Reported
Restatement
Impact As Restated
INTEREST INCOME
Loans, Including Fees $
105,882
$
562
$
106,444
Investment Securities:
Taxable Securities
15,917
-
15,917
Tax Exempt Securities
38
-
38
Funds Sold
9,511
-
9,511
Total Interest Income
131,348
562
131,910
INTEREST EXPENSE
Deposits
3,444
-
3,444
Short-Term

Borrowings
1,761
-
1,761
Subordinated Notes Payable
1,652
-
1,652
Other Long-Term

Borrowings
31
-
31
Total Interest Expense
6,888
-
6,888
Net Interest Income
124,460
562
125,022
Provision for Loan Losses
7,162
332
7,494
Net Interest Income After Provision For Loan Losses
117,298
230
117,528
NONINTEREST INCOME
Deposit Fees
22,121
-
22,121
Bank Card Fees
15,401
-
15,401
Wealth Management

Fees
18,059
-
18,059
Mortgage Banking Fees
30,624
(18,715)
11,909
Other

8,422
(731)
7,691
Total Noninterest

Income
94,627
(19,446)
75,181
NONINTEREST EXPENSE
Compensation
100,542
(9,023)
91,519
Occupancy, Net
24,574
-
24,574
Other

36,712
(1,171)
35,541
Total Noninterest

Expense
161,828
(10,194)
151,634
INCOME BEFORE INCOME TAXES
50,097
(9,022)
41,075
Income Tax Expense
10,085
(2,287)
7,798
NET INCOME
40,012
(6,735)
33,277
Pre-Tax Income

Attributable to Noncontrolling Interests
135
-
135
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
40,147
$
(6,735)
$
33,412
BASIC NET INCOME PER SHARE $
2.37
$
(0.40)
$
1.97
DILUTED NET INCOME PER SHARE $
2.36
$
(0.39)
$
1.97
AVERAGE

SHARES:
Basic

16,951
-
16,951
Diluted

16,985
-
16,985

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME
For Year

Ended December 31, 2022
(Dollars in thousands, except per share data)
As
Previously
Reported
Restatement
Impact As Restated
NET INCOME
$
40,147
$
(6,735)
$
33,412
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(35,814)
-
(35,814)
Unrealized losses on securities transferred from available for sale to held to
maturity
(9,384)
-
(9,384)
Amortization of unrealized losses on securities transferred from available for sale to
held to maturity
1,469
-
1,469
Total Investment

Securities
(43,729)
-
(43,729)
Derivative:
Change in net unrealized gain on effective cash flow

derivative
4,146
-
4,146
Benefit Plans:
Reclassification adjustment for amortization of prior service cost
292
-
292
Reclassification adjustment for amortization of net loss
4,752
-
4,752
Defined benefit plan settlement
2,321
-
2,321
Current year actuarial loss
4,223
-
4,223

Total Benefit Plans
11,588
-
11,588
Other comprehensive income (loss), before

tax:
(27,995)
-
(27,995)
Deferred tax expense (benefit) related to other comprehensive income
6,980
-
6,980
Other comprehensive income (loss), net of tax
(21,015)
-
(21,015)
TOTAL COMPREHENSIVE

INCOME
$
19,132
$
(6,735)
$
12,397

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2022, as previously reported
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income
- - -
40,147
-
40,147
Other Comprehensive Loss, Net of Tax
- - - -
(21,015)
(21,015)
Cash Dividends ($
0.66

per share)
- - -
(11,191)
-
(11,191)

Stock Performance Plan Compensation
- -
1,630
- -
1,630

Stock Compensation Plan Transactions, net
94,725
1
1,278
- -
1,279
Balance, December 31, 2022, as previously reported
16,986,785
170
37,331
393,744
(37,229)
394,016
Restatement Impacts
Net Income - - -
(6,735)
-
(6,735)
Balance, December 31, 2022 - - -
(6,735)
-
(6,735)
As Restated
Balance, January 1, 2022, as restated
16,892,060
169
34,423
364,788
(16,214)
383,166
Net Income - - -
33,412
-
33,412
Other Comprehensive Loss, Net of Tax - - - -
(21,015)
(21,015)
Cash Dividends ($
0.66

per share)
- - -
(11,191)
-
(11,191)

Stock Performance Plan Compensation
- -
1,630
- -
1,630

Stock Compensation Plan Transactions, net
94,725
1
1,278
- -
1,279
Balance, December 31, 2022, as restated
16,986,785
$
170
$
37,331
$
387,009
$
(37,229)
$
387,281

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS
For the Year

Ended December 31, 2022
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
40,147
$
(6,735)
$
33,412
Adjustments to Reconcile Net Income to

Provision for Credit Losses
7,162
332
7,494

Depreciation
7,596
-
7,596

Amortization of Premiums, Discounts, and Fees, net
8,333
(561)
7,772

Amortization of Intangible Assets
160
-
160

Pension Settlement Charge
2,321
-
2,321

Originations of Loans Held-for-Sale
(1,024,526)
28,214
(996,312)

Proceeds From Sales of Loans Held-for-Sale
1,053,047
(19,203)
1,033,844

Mortgage Banking Revenues
(30,624)
18,715
(11,909)

Net Decrease for Capitalized Mortgage Servicing Rights
(2,742)
3,468
726

Stock Compensation
1,630
-
1,630

Net Tax Benefit From Stock-Based

Compensation
(27)
-
(27)

Deferred Income Taxes (Benefit)
(1,583)
(2,287)
(3,870)

Net Change in Operating Leases
(108)
-
(108)

Net (Gain) Loss on Sales and Write-Downs of Other Real Estate Owned
(422)
-
(422)

Net Decrease (Increase) in Other Assets
(8,636)
-
(8,636)

Net (Decrease) Increase in Other Liabilities
8,837
-
8,837
Net Cash Provided (Used In) By Operating Activities
60,565
21,943
82,508
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(219,865)
-
(219,865)

Payments, Maturities, and Calls
55,314
-
55,314
Securities Available for

Sale:

Purchases
(52,238)
-
(52,238)

Proceeds from Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
81,596
-
81,596
Purchase of loans held for investment
(438,415)
-
(438,415)
Net Increase in Loans Held for Investment
(162,406)
(21,943)
(184,349)
Proceeds From Sales of Other Real Estate Owned
2,406
-
2,406
Purchases of Premises and Equipment
(6,322)
-
(6,322)
Noncontrolling interest contributions received
2,867
-
2,867
Net Cash Used In Investing Activities
(733,698)
(21,943)
(755,641)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
226,455
-
226,455
Net (Decrease) Increase

in Other Short-Term Borrowings
22,114
-
22,114
Repayment of Other Long-Term

Borrowings
(249)
-
(249)
Dividends Paid
(11,191)
-
(11,191)
Issuance of Common Stock Under Compensation Plans
1,300
-
1,300
Net Cash Provided By Financing Activities
238,429
-
238,429
NET DECREASE IN CASH AND CASH EQUIVALENTS
(434,704)
-
(434,704)
Cash and Cash Equivalents at Beginning of Period

1,035,354
-
1,035,354
Cash and Cash Equivalents at End of Period

$
600,650
$
-
$
600,650
Supplemental Cash Flow Disclosures:

Interest Paid
$
6,586
$
-
$
6,586

Income Taxes Paid
$
7,466
$
-
$
7,466
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
2,398
$
-
$
2,398
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

(As Restated)
(Dollars in Thousands) 2022 2021
Commercial, Financial and Agricultural $
247,362

$
223,086
Real Estate – Construction

234,519

174,394
Real Estate – Commercial Mortgage

782,557

663,550
Real Estate – Residential (1)

749,513

360,021
Real Estate – Home Equity

208,217

187,821
Consumer (2)

325,517

322,593
Loans Held for Investment, Net of Unearned Income $
2,547,685

$
1,931,465
(1)

Includes loans in process with outstanding balances

of $
6.1

million and $
13.6

million for 2022 and 2021, respectively.
(2)

Includes overdraft balances of $
1.1

million and $
1.1

million for December 31, 2022 and 2021, respectively.
Net deferred costs, which include premiums on purchased loans, included in loans were $
5.1

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

The Company transferred $
9.4

million of home equity loans from HFI to HFS during 2021.

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
2022 (As Restated)
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606

Provision for Credit Losses (As
Restated)
316
(658)
(746)
6,328
(422)
2,579
7,397

Charge-Offs
(1,308)
-
(355)
-
(193)
(6,050)
(7,906)

Recoveries

307
10
106
284
183
3,081
3,971

Net (Charge-Offs) Recoveries
(1,001)
10
(249)
284
(10)
(2,969)
(3,935)
Ending Balance (As Restated) $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068
2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816

Provision for Credit Losses
(227)
813
(1,679)
(1,956)
(1,125)
1,332
(2,842)

Charge-Offs
(239)
-
(405)
(108)
(103)
(3,972)
(4,827)

Recoveries
453
10
865
753
413
2,965
5,459

Net (Charge-Offs) Recoveries
214
10
460
645
310
(1,007)
632
Ending Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
2020
Beginning Balance $
1,675
$
370
$
3,416
$
3,128
$
2,224
$
3,092
$
13,905

Impact of Adopting ASC 326
488
302
1,458
1,243
374
(596)
3,269

Provision for Credit Losses
578
1,757
1,865
940
486
3,409
9,035

Charge-Offs
(789)
-
(28)
(150)
(151)
(5,042)
(6,160)

Recoveries
252
50
318
279
178
2,690
3,767

Net (Charge-Offs) Recoveries
(537)
50
290
129
27
(2,352)
(2,393)
Ending Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816
The $
3.5

million (as restated) increase in the allowance for credit losses in 2022 reflected incremental allowance related to loan
growth, a higher projected rate of unemployment and its effect on rates of default, and slower prepayment speeds (due to higher interest rates).

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
2022 (As Restated)
Commercial, Financial and Agricultural $
109
$
126
$
-
$
235
$
247,086
$
41
$
247,362
Real Estate – Construction

359
-
-
359
234,143
17
234,519
Real Estate – Commercial Mortgage

158
149
-
307
781,605
645
782,557
Real Estate – Residential (1)

845
530
-
1,375
747,899
239
749,513
Real Estate – Home Equity

-
35
-
35
207,411
771
208,217
Consumer

3,666
1,852
-
5,518
319,415
584
325,517
Total $
5,137
$
2,692
$
-
$
7,829
$
2,537,559
$
2,297
$
2,547,685
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
(As Restated) Revolving (As Restated)
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
473,235
$
97,083
$
46,322
$
29,179
$
19,791
$
65,071
$
10,822
$
741,503
Special Mention
94
360
533
-
-
648
-
1,635
Substandard

560

766

1,034

913

714

2,388

-

6,375
Total

$
473,889
$
98,209
$
47,889
$
30,092
$
20,505
$
68,107
$
10,822
$
749,513
Real Estate - Home
Equity:
Performing
$
149
$
136
$
12
$
397
$
147
$
1,215
$
205,390
$
207,446
Nonperforming
-
-
-
15
-
13
743
771
Total

$
149

136

12

412

147

1,228

206,133

208,217
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

(As Restated)
December 31, 2022 December 31, 2021
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
26,274
$
26,909
$
50,773
$
52,532
Residential Mortgage Loan Commitments (1)
36,535
819
51,883
1,258
Forward Sales Contracts (2)
15,500
187
48,000
(7)
$
27,915
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

Mortgage banking revenues for the year ended December 31, was as follows:

(Dollars in Thousands)
(As Restated)

2022 2021 2020
Net realized gain on sales of mortgage loans $
5,565
$
49,355
$
59,709
Net change in unrealized gain on mortgage loans held for sale
(1,164)
(2,410)
2,926
Net change in the fair value of mortgage loan commitments
(439)
(3,567)
2,625
Net change in the fair value of forward sales contracts
192
900
284
Pair-Offs on net settlement of forward

sales contracts
4,956
2,956
(9,602)
Mortgage servicing rights additions
565
1,416
3,448
Net origination fees
2,234
3,775
3,954
Total mortgage banking

revenues
$
11,909
$
52,425
$
63,344
Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights.

(As Restated)
(Dollars in Thousands) 2022 2021
Number of residential mortgage loans serviced for others
1,769
2,106
Outstanding principal balance of residential mortgage loans serviced for others
$
410,740
$
532,967
Weighted average

interest rate
3.62%
3.59%
Remaining contractual term (in months)
298
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

(As Restated)
(Dollars in Thousands) 2022 2021 2020
Beginning balance $
3,774
$
3,452
$
910
Additions due to loans sold with servicing retained
565
1,416
3,448
Deletions and amortization
(1,291)
(1,344)
(656)
Valuation

Allowance reversal
-
250
(250)
Sale of Servicing Rights (1)
(449)
-
-
Ending balance $
2,599
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
20.23%
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
13.42
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

2022
(Dollars in Thousands) (As Restated) 2021 2020
Current:
Federal $
10,646
$
12,039
$
8,625
State
1,022
1,044
1,658
11,668
13,083
10,283
Deferred:
Federal
(2,994)
(3,246)
(143)
State
(899)
(10)
130
Change in Valuation

Allowance
23
8
(40)
(3,870)
(3,248)
(53)
Total:
Federal
7,652
8,793
8,482
State
123
1,034
1,788
Change in Valuation

Allowance
23
8
(40)
Total $
7,798
$
9,835
$
10,230
Income taxes provided were different than the tax expense

computed by applying the statutory federal income tax rate of
21
% to
pre-tax income as a result of the following:

2022
(Dollars in Thousands) (As Restated) 2021 2020
Tax Expense at Federal

Statutory Rate
$
8,625
$
10,385
$
11,106
Increases (Decreases) Resulting From:
Tax-Exempt Interest

Income
(248)
(271)
(341)
State Taxes, Net of Federal

Benefit
94
819
1,413
Other
(546)
375
601
Change in Valuation

Allowance
23
8
(40)
Tax-Exempt Cash Surrender

Value

Life Insurance Benefit
(175)
(173)
(173)
Noncontrolling Interest
25
(1,308)
(2,336)
Actual Tax Expense $
7,798
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

(As Restated)
(Dollars in Thousands) 2022 2021
Deferred Tax Assets Attributable

to:
Allowance for Credit Losses $
6,042
$
5,308
Accrued Pension/SERP
1,530
4,468
State Net Operating Loss and Tax

Credit Carry-Forwards
1,920
1,984
Other Real Estate Owned
917
1,029
Accrued SERP Liability
3,246
2,442
Lease Liability
4,547
2,597
Net Unrealized Losses on Investment Securities
12,499
1,532
Other
3,043
2,325
Investment in Partnership
1,544
Total Deferred

Tax Assets
$
35,288
$
21,685
Deferred Tax Liabilities

Attributable to:
Depreciation on Premises and Equipment $
3,382
$
3,208
Deferred Loan Fees and Costs
2,372
2,016
Intangible Assets
3,310
3,276
Accrued Pension Liability
1,043
2,138
Right of Use Asset
4,474
2,453
Investments
469
469
Other
2,099
857
Total Deferred

Tax Liabilities
17,149
14,417
Valuation

Allowance
1,671
1,648
Net Deferred Tax Asset $
16,468
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

(As Restated)
(Dollars and Per Share Data in Thousands) 2022 2021 2020
Numerator:
Net Income Attributable to Common Shareowners $
33,412
$
33,396
$
31,576
Denominator:
Denominator for Basic Earnings Per Share Weighted

-Average Shares
16,951
16,863
16,785
Effects of Dilutive Securities Stock Compensation

Plans
34
30
37
Denominator for Diluted Earnings Per Share Adjusted Weighted

-Average

Shares and Assumed Conversions
16,985
16,893
16,822
Basic Earnings Per Share $
1.97
$
1.98
$
1.88
Diluted Earnings Per Share $
1.97
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
Required Prompt
For Capital Corrective
Actual Adequacy Purposes Action Provisions
(Dollars in Thousands) Amount Ratio Amount Ratio Amount Ratio
2022 (As Restated)
Common Equity Tier 1:
CCBG
$

335,512
12.38%
$
121,918
4.50%
* *
CCB
358,882
13.25%
121,913
4.50%
$
176,096
6.50%
Tier 1 Capital:
CCBG

386,512
14.27%
162,557
6.00%
* *
CCB
358,882
13.25%
162,550
6.00%
216,733
8.00%
Total Capital:
CCBG
414,569
15.30%
216,743
8.00%
* *
CCB
386,067
14.25%
216,733
8.00%
270,917
10.00%
Tier 1 Leverage:
CCBG
386,512
8.91%
173,546
4.00%
* *
CCB
358,882
8.27%
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
14,411
10,754
11,500
Total $
35,541
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
2022 (As Restated)
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
22,050
$
-
$
-
$
22,050
U.S. Government Agency
-
186,052
-
186,052
States and Political Subdivisions
-
40,329
-
40,329
Mortgage-Backed Securities
-
69,405
-
69,405
Corporate Debt Securities
-
88,236
-
88,236
Loans Held for Sale
-
26,909
-
26,909
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

A summary of estimated fair values of significant financial instruments at December

31 consisted of the following:

2022 (As Restated)
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
72,114
$
72,114
$
-
$
-
Short-Term Investments
528,536
528,536
-
-
Investment Securities, Held to Maturity
660,774
431,733
180,968
-
Equity Securities
(1)
10
-
10
-
Other Equity Securities (2)
2,848
-
2,848
-
Mortgage Servicing Rights
2,599
-
-
4,491
Loans, Net of Allowance for Credit Losses
2,522,617
-
-
2,377,229
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

(As Restated)
(Dollars in Thousands, Except Per Share

Data)
2022 2021
ASSETS
Cash and Due From Subsidiary Bank $
42,737
$
25,768
Equity Securities
199
120
Investment in Subsidiary Bank
404,892
415,580
Goodwill and Other Intangibles
3,998
4,158
Other Assets
11,297
7,866
Total Assets $
463,123
$
453,492

LIABILITIES
Subordinated Notes Payable
52,887
52,887
Other Liabilities
22,955
17,439
Total Liabilities $
75,842
$
70,326

SHAREOWNERS’ EQUITY
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,986,785

and
16,892,060

shares
issued and outstanding at December 31, 2022 and 2021, respectively
170
169
Additional Paid-In Capital
37,331
34,423
Retained Earnings
387,009
364,788
Accumulated Other Comprehensive Loss, Net of Tax
(37,229)
(16,214)
Total Shareowners’

Equity
387,281
383,166
Total Liabilities and Shareowners’

Equity
$
463,123
$
453,492

The operating results of the parent company for the three years ended December

31 are shown below:
Parent Company Statements of Operations

(As Restated)
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
14,192
25,703
12,189
Net Income Attributable to Common Shareowners $
33,412
$
33,396
$
31,576

The cash flows for the parent company for the three years ended December 31 were as follows:
Parent Company Statements of Cash Flows

(As Restated)
(Dollars in Thousands) 2022 2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net Income Attributable to Common Shareowners $
33,412
$
33,396
$
31,576
Adjustments to Reconcile Net Income to Net Cash Provided By

Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank
(14,192)
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
(11,191)
(10,459)
(9,567)
Issuance of Common Stock Under Compensation Plans
1,300
1,028
1,041
Payments to Repurchase Common Stock
-
-
(2,042)
Net Cash Used In Financing Activities $
(9,891)
$
(10,331)
$
(11,168)
Net Increase (Decrease) in Cash
16,969
(13,950)
10,794
Cash at Beginning of Year
25,768
39,718
28,924
Cash at End of Year $
42,737
$
25,768
$
39,718
Note 24
QUARTERLY

RESULTS

OF OPERATIONS

(UNAUDITED)
As further described in Note 1, the previously reported financial information for each of the quarters ended March 31, 2022, June
30, 2022 and September 30, 2022 have been restated and are reflected in the tables that follow. See “Restatement of Previously
Issued Consolidated Financial Statements – Description of Misstatements”

in Note 1. The unaudited interim financial statements
reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods
presented. Restated amounts are computed independently for each quarter presented; therefore, the sum of the quarterly amounts
may not equal the total amount for the respective year due to rounding.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION (Unaudited)
As Restated
(Dollars in Thousands, except per share data)
Mar 31, 2022 Jun 30, 2022 Sept 30, 2022
ASSETS:
Cash and Due From Banks $
77,963
$
91,209
$
72,686
Federal Funds Sold and Interest Bearing Deposits
790,465
603,315
497,679
Total Cash and Cash Equivalents
868,428
694,524
570,365
Investment Securities Available

for Sale (amortized cost of $
655,927
,
$
643,679
, and $
461,646
)
624,361
601,405
416,745
Investment Securities Held to Maturity (fair value of $
501,277

and $
498,963
,
and $
623,628
)
518,678
528,258
676,178
Other Equity Securities
855
900
1,349

Total Investment Securities

1,143,894
1,130,563
1,094,272
Loans Held For Sale
46,256
24,986
23,162
Loans, Net of Unearned Income
1,988,660
2,235,252
2,369,785
Allowance for Loan Losses
(20,788)
(21,463)
(22,747)
Loans, Net
1,967,872
2,213,789
2,347,038
Premises and Equipment, Net
82,518
82,932
81,736
Goodwill
93,213
93,173
93,133
Other Real Estate Owned
17
90
13
Other Assets
106,330
111,270
118,272
Total Assets $
4,308,528
$
4,351,327
$
4,327,991
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,704,329
$
1,724,671
$
1,737,046
Interest Bearing Deposits
2,061,178
2,061,587
2,022,332
Total Deposits
3,765,507
3,786,258
3,759,378
Short-Term

Borrowings
30,865
39,463
52,271
Subordinated Notes Payable
52,887
52,887
52,887
Other Long-Term

Borrowings
806
612
562
Other Liabilities
77,323
93,319
84,657
Total Liabilities
3,927,388
3,972,539
3,949,755
Temporary Equity
10,512
10,083
9,751
SHAREOWNERS' EQUITY
Preferred Stock, $
.01

par value;
3,000,000

shares authorized;
no

shares issued
and outstanding - - -
Common Stock, $
.01

par value;
90,000,000

shares authorized;
16,947,602
,
16,959,280
, and $
16,961,812

shares issued and outstanding, respectively
169
170
170
Additional Paid-In Capital
35,188
35,738
36,234
Retained Earnings
369,014
373,562
380,284
Accumulated Other Comprehensive Loss, Net of Tax
(33,743)
(40,765)
(48,203)
Total Shareowners' Equity
370,628
368,705
368,485

Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,308,528
$
4,351,327
$
4,327,991

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME (Unaudited)
As Restated
For Three Months Ended
(Dollars in thousands, except per share data)
Mar 31,
2022
Jun 30,
2022
Sept 30,
2022
INTEREST INCOME
Loans, Including Fees $
22,429
$
24,268
$
27,839
Investment Securities:
Taxable Securities
2,890
3,833
4,360
Tax Exempt Securities
6
7
12
Funds Sold
409
1,408
3,231
Total Interest Income
25,734
29,516
35,442
INTEREST EXPENSE
Deposits
224
266
1,052
Short-Term

Borrowings
192
343
536
Subordinated Notes Payable
317
370
443
Other Long-Term

Borrowings
9
8
6
Total Interest Expense
742
987
2,037
Net Interest Income
24,992
28,529
33,405
Provision for Loan Losses
32
1,692
2,154
Net Interest Income After Provision For Loan Losses
24,960
26,837
31,251
NONINTEREST INCOME
Deposit Fees
5,191
5,447
5,947
Bank Card Fees
3,763
4,034
3,860
Wealth Management

Fees
6,070
4,403
3,937
Mortgage Banking Fees
4,055
4,857
2,895
Other

1,733
1,823
1,870
Total Noninterest

Income
20,812
20,564
18,509
NONINTEREST EXPENSE
Compensation
22,298
23,222
22,967
Occupancy, Net
6,093
6,075
6,153
Other

8,132 8,853
8,579
Total Noninterest

Expense
36,523
38,150
37,699
INCOME BEFORE INCOME TAXES
9,249
9,251
12,061
Income Tax Expense
1,720
1,685
2,493
NET INCOME
7,529
7,566
9,568
Pre-Tax Income

Attributable to Noncontrolling Interests
(591)
(306)
37
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
6,938
$
7,260
$
9,605
BASIC NET INCOME PER SHARE $
0.41
$
0.43
$
0.57
DILUTED NET INCOME PER SHARE $
0.41
$
0.43
$
0.57
AVERAGE

SHARES:
Basic

16,931
16,949
16,960
Diluted

16,946
16,971
16,996

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
As Restated
For Three Months Ended
(Dollars in thousands, except per share data)
Mar 31,
2022
Jun 30,
2022
Sept 30,
2022
NET INCOME
$
6,938
$
7,260
$
9,605
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(25,445)
(10,714)
(2,618)
Unrealized losses on securities transferred from available for sale to held to
maturity
-
-
(9,384)
Amortization of unrealized losses on securities transferred from available for sale to
held to maturity
-
-
586
Total Investment

Securities
(25,445)
(10,714)
(11,416)
Derivative:
Change in net unrealized gain on effective cash flow

derivative
1,836
1,161
1,407
Benefit Plans:
Defined benefit plan settlement
209
169
102

Total Benefit Plans
209
169
102
Other comprehensive income (loss), before

tax:
(23,400)
(9,384)
(9,907)
Deferred tax (benefit) expense related to other comprehensive income
(5,871)
(2,362)
(2,469)
Other comprehensive income (loss), net of tax
(17,529)
(7,022)
(7,438)
TOTAL COMPREHENSIVE

(LOSS) INCOME
$
(10,591)
$
238
$
2,167

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY (Unaudited)
As Restated
For Three Months Ended March 31, 2022
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

Balance, January 1, 2022, as restated
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common Shareowners
- - -
6,938
-
6,938
Other Comprehensive Loss, Net of Tax
- - - -
(17,529)
(17,529)
Cash Dividends ($
0.16

per share)
- - -
(2,712)
-
(2,712)
Stock Based Compensation
- -
245
- -
245
Stock Compensation Plan Transactions, net
55,542
520
- -
520
Balance, March 31, 2022, as restated
16,947,602
$
169
$
35,188
$
369,014
$
(33,743)
$
370,628
As Restated
For Six Months Ended June 30, 2022
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

Balance, January 1, 2022, as restated
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income
- - -
14,198
-
14,198
Other Comprehensive Loss, Net of Tax
- - - -
(24,551)
(24,551)
Cash Dividends ($
0.32

per share)
- - -
(5,424)
-
(5,424)
Stock Based Compensation
- -
489
- -
489
Stock Compensation Plan Transactions, net
67,220
1
826
- -
827
Balance, June 30, 2022, as restated
16,959,280
$
170
$
35,738
$
373,562
$
(40,765)
$
368,705
As Restated
For Nine Months Ended

September 30, 2022
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

Balance, January 1, 2022
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income
- - -
23,803
-
23,803
Other Comprehensive Loss, Net of Tax
- - - -
(31,989)
(31,989)
Cash Dividends ($
0.49

per share)
- - -
(8,307)
-
(8,307)
Stock Based Compensation
- -
904
-
904
Stock Compensation Plan Transactions, net
69,752
1
907
-
908
Balance, September 30, 2022
16,961,812
$
170
$
36,234
$
380,284
$
(48,203)
$
368,485

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS (Unaudited)
As Restated
(Dollars in Thousands)
For Three
Months
Ended

Mar 31, 2022
For Six
Months
Ended

Jun 30, 2022
For Nine
Months
Ended

Sept 30, 2022
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
6,938
$
14,198
$
23,803
Adjustments to Reconcile Net Income to

Provision for Credit Losses
32
1,724
3,878

Depreciation
1,907
3,802
5,689

Amortization of Premiums, Discounts, and Fees, net
2,610
5,053
6,618

Amortization of Intangible Assets
40
80
120

Pension Settlement Charge
209
378
480

Originations of Loans Held-for-Sale
(242,253)
(549,018)
(772,089)

Proceeds From Sales of Loans Held-for-Sale
252,584
585,476
813,267

Mortgage Banking Revenues
(4,055)
(8,912)
(11,807)

Net Additions for Capitalized Mortgage Servicing Rights
364
360
570

Stock Compensation
245
489
904

Net Tax Benefit From Stock-Based

Compensation
(19)
(19)
(19)

Deferred Income Taxes (Benefit)
(6,682)
(9,887)
(12,854)

Net Change in Operating Leases
(27)
(72)
(83)

Net (Gain) Loss on Sales and Write-Downs of Other Real Estate Owned
-
(26)
(136)

Net Decrease (Increase) in Other Assets
1,897
3,516
3,696

Net (Decrease) Increase in Other Liabilities
7,036
22,040
12,839
Net Cash Provided (Used In) By Operating Activities
20,826
69,182
74,876
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(194,448)
(218,548)
(219,865)

Payments, Maturities, and Calls
14,441
28,111
40,096

Purchases
(25,139)
(37,044)
(41,880)

Proceeds from Sale of Securities
3,365
3,365
3,365

Payments, Maturities, and Calls
24,824
47,413
64,301
Purchase of loans held for investment
(26,713)
(174,779)
(329,481)
Net Increase in Loans Held for Investment
(31,260)
(130,913)
(113,116)
Proceeds From Sales of Other Real Estate Owned
-
30
1,683
Purchases of Premises and Equipment
(1,013)
(3,322)
(4,013)
Noncontrolling interest contributions received
1,838
2,573
2,867
Net Cash Used In Investing Activities
(234,105)
(483,114)
(596,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
52,645
73,396
46,516
Net (Decrease) Increase in Other Short-Term

Borrowings
(3,692)
4,784
17,592
Repayment of Other Long-Term

Borrowings
(78)
(150)
(200)
Dividends Paid
(2,712)
(5,424)
(8,307)
Issuance of Common Stock Under Compensation Plans
190
496
577
Net Cash Provided By Financing Activities
46,353
73,102
56,178
NET DECREASE IN CASH AND CASH EQUIVALENTS
(166,926)
(340,830)
(464,989)
Cash and Cash Equivalents at Beginning of Period

1,035,354
1,035,354
1,035,354
Cash and Cash Equivalents at End of Period

$
868,428
$
694,524
$
570,365
Supplemental Cash Flow Disclosures:

Interest Paid
$
715
$
1,617
$
3,588

Income Taxes Paid
$
20
$
3,765
$
6,410
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
-
$
77
$
1,543

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF FINANCIAL CONDITION (Unaudited)
As of March 31, 2022
(Dollars in Thousands, except per share data)
As
Previously
Reported
Restatement
Impact
As
Restated
ASSETS:
Cash and Due From Banks $
77,963
$
-
$
77,963
Federal Funds Sold and Interest Bearing Deposits
790,465
-
790,465
Total Cash and Cash Equivalents
868,428
-
868,428
Investment Securities Available

for Sale (amortized cost of $
655,927
)
624,361
-
624,361
Investment Securities Held to Maturity (fair value of $
501,277
)
518,678
-
518,678
Other Equity Securities
855
-
855

Total Investment Securities

1,143,894
-
1,143,894
Loans Held For Sale
50,815
(4,559)
46,256
Loans, Net of Unearned Income
1,985,509
3,151
1,988,660
Allowance for Loan Losses
(20,756)
(32)
(20,788)
Loans, Net
1,964,753
3,119
1,967,872
Premises and Equipment, Net
82,518
-
82,518
Goodwill
93,213
-
93,213
Other Real Estate Owned
17
-
17
Other Assets
106,407
(77)
106,330
Total Assets $
4,310,045
$
(1,517)
$
4,308,528
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,704,329
$
-
$
1,704,329
Interest Bearing Deposits
2,061,178
-
2,061,178
Total Deposits
3,765,507
-
3,765,507
Short-Term

Borrowings
30,865
-
30,865
Subordinated Notes Payable
52,887
-
52,887
Other Long-Term

Borrowings
806
-
806
Other Liabilities
77,323
-
77,323
Total Liabilities
3,927,388
-
3,927,388
Temporary Equity
10,512
-
10,512
SHAREOWNERS' EQUITY
Preferred Stock: $
.01

par value,
3,000,000

shares authorized
no

shares issues and outstanding
- - -
Common Stock, $
.01

par value,
90,000,000

shares authorized
16,947,602

shares issued and outstanding
169
-
169
Additional Paid-In Capital
35,188
-
35,188
Retained Earnings
370,531
(1,517)
369,014
Accumulated Other Comprehensive Loss, Net of Tax
(33,743)
-
(33,743)
Total Shareowners' Equity
372,145
(1,517)
370,628

Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,310,045
$
(1,517)
$
4,308,528

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF FINANCIAL CONDITION (Unaudited)
As of June 30, 2022
(Dollars in Thousands, except per share data)
As
Previously
Reported
Restatement
Impact
As
Restated
ASSETS:
Cash and Due From Banks $
91,209
$
-
$
91,209
Federal Funds Sold and Interest Bearing Deposits
603,315
-
603,315
Total Cash and Cash Equivalents
694,524
-
694,524
Investment Securities Available

for Sale (amortized cost of $
643,679
)
601,405
-
601,405
Investment Securities Held to Maturity (fair value of $
498,963
)
528,258
-
528,258
Other Equity Securities
900
-
900

Total Investment Securities

1,130,563
-
1,130,563
Loans Held For Sale
48,708
(23,722)
24,986
Loans, Net of Unearned Income
2,213,653
21,599
2,235,252
Allowance for Loan Losses
(21,281)
(182)
(21,463)
Loans, Net
2,192,372
21,417
2,213,789
Premises and Equipment, Net
82,932
-
82,932
Goodwill
93,173
-
93,173
Other Real Estate Owned
90
-
90
Other Assets
111,935
(665)
111,270
Total Assets $
4,354,297
$
(2,970)
$
4,351,327
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,724,671
$
-
$
1,724,671
Interest Bearing Deposits
2,061,587
-
2,061,587
Total Deposits
3,786,258
-
3,786,258
Short-Term

Borrowings
39,463
-
39,463
Subordinated Notes Payable
52,887
-
52,887
Other Long-Term

Borrowings
612
-
612
Other Liabilities
93,319
-
93,319
Total Liabilities
3,972,539
-
3,972,539
Temporary Equity
10,083
-
10,083
SHAREOWNERS' EQUITY
Preferred Stock: $
.01

par value,
3,000,000

shares authorized
no

shares issues and outstanding
- - -
Common Stock, $
.01

par value,
90,000,000

shares authorized
16,959,280

shares issued and outstanding
170
-
170
Additional Paid-In Capital
35,738
-
35,738
Retained Earnings
376,532
(2,970)
373,562
Accumulated Other Comprehensive Loss, Net of Tax
(40,765)
-
(40,765)
Total Shareowners' Equity
371,675
(2,970)
368,705

Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,354,297
$
(2,970)
$
4,351,327

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF FINANCIAL CONDITION (Unaudited)
As of September 30, 2022
(Dollars in Thousands, except per share data)
As
Previously
Reported
Restatement
Impact
As
Restated
ASSETS:
Cash and Due From Banks $
72,686
$
-
$
72,686
Federal Funds Sold and Interest Bearing Deposits
497,679
-
497,679
Total Cash and Cash Equivalents
570,365
-
570,365
Investment Securities Available

for Sale (amortized cost of $
461,646
)
416,745
-
416,745
Investment Securities Held to Maturity (fair value of $
623,628
)
676,178
-
676,178
Other Equity Securities
1,349
-
1,349

Total Investment Securities

1,094,272
-
1,094,272
Loans Held For Sale
50,304
(27,142)
23,162
Loans, Net of Unearned Income
2,346,185
23,600
2,369,785
Allowance for Loan Losses
(22,510)
(237)
(22,747)
Loans, Net
2,323,675
23,363
2,347,038
Premises and Equipment, Net
81,736
-
81,736
Goodwill
93,133
-
93,133
Other Real Estate Owned
13
-
13
Other Assets
119,173
(901)
118,272
Total Assets $
4,332,671
$
(4,680)
$
4,327,991
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,737,046
$
-
$
1,737,046
Interest Bearing Deposits
2,022,332
-
2,022,332
Total Deposits
3,759,378
-
3,759,378
Short-Term

Borrowings
52,271
-
52,271
Subordinated Notes Payable
52,887
-
52,887
Other Long-Term

Borrowings
562
-
562
Other Liabilities
84,657
-
84,657
Total Liabilities
3,949,755
-
3,949,755
Temporary Equity
9,751
-
9,751
SHAREOWNERS' EQUITY
Preferred Stock: $
.01

par value,
3,000,000

shares authorized
no

shares issues and outstanding
- - -
Common Stock, $
.01

par value,
90,000,000

shares authorized
16,961,812

shares issued and outstanding
170
-
170
Additional Paid-In Capital
36,234
-
36,234
Retained Earnings
384,964
(4,680)
380,284
Accumulated Other Comprehensive Loss, Net of Tax
(48,203)
-
(48,203)
Total Shareowners' Equity
373,165
(4,680)
368,485

Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,332,671
$
(4,680)
$
4,327,991

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF INCOME (Unaudited)
For Three Months Ended March 31, 2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
INTEREST INCOME
Loans, Including Fees $
22,133
$
296
$
22,429
Taxable Securities
2,890
-
2,890
Tax Exempt Securities
6
-
6
Funds Sold
409
-
409
Total Interest Income
25,438
296
25,734
INTEREST EXPENSE
Deposits
224
-
224
Short-Term

Borrowings
192
-
192
Subordinated Notes Payable
317
-
317
Other Long-Term

Borrowings
9
-
9
Total Interest Expense
742
-
742
Net Interest Income
24,696
296
24,992
Provision for Loan Losses
-
32
32
Net Interest Income After Provision For Loan Losses
24,696
264
24,960
NONINTEREST INCOME
Deposit Fees
5,191
-
5,191
Bank Card Fees
3,763
-
3,763
Wealth Management

Fees
6,070
-
6,070
Mortgage Banking Fees
8,946
(4,891)
4,055
Other

1,848
(115)
1,733
Total Noninterest

Income
25,818
(5,006)
20,812
NONINTEREST EXPENSE
Compensation
24,856
(2,558)
22,298
Occupancy, Net
6,093
-
6,093
Other Real Estate, Net
25
-
25
Pension Settlement

209
-
209
Other

8,050
(152)
7,898
Total Noninterest

Expense
39,233
(2,710)
36,523
INCOME BEFORE INCOME TAXES
11,281
(2,032)
9,249
Income Tax Expense
2,235
(515)
1,720
NET INCOME
9,046
(1,517)
7,529
Pre-Tax Income

Attributable to Noncontrolling Interests
(591)
-
(591)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
8,455
$
(1,517)
$
6,938
BASIC NET INCOME PER SHARE $
0.50
$
(0.09)
$
0.41
DILUTED NET INCOME PER SHARE $
0.50
$
(0.09)
$
0.41
AVERAGE

SHARES:
Basic

16,931
-
16,931
Diluted

16,946
-
16,946

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF INCOME (Unaudited)
For Three Months Ended June 30, 2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
INTEREST INCOME
Loans, Including Fees $
24,072
$
196
$
24,268
Taxable Securities
3,833
-
3,833
Tax Exempt Securities
7
-
7
Funds Sold
1,408
-
1,408
Total Interest Income
29,320
196
29,516
INTEREST EXPENSE
Deposits
266
-
266
Short-Term

Borrowings
343
-
343
Subordinated Notes Payable
370
-
370
Other Long-Term

Borrowings
8
-
8
Total Interest Expense
987
-
987
Net Interest Income
28,333
196
28,529
Provision for Loan Losses
1,542
150
1,692
Net Interest Income After Provision For Loan Losses
26,791
46
26,837
NONINTEREST INCOME
Deposit Fees
5,447
-
5,447
Bank Card Fees
4,034
-
4,034
Wealth Management

Fees
4,403
-
4,403
Mortgage Banking Fees
9,065
(4,208)
4,857
Other

1,954
(131)
1,823
Total Noninterest

Income
24,903
(4,339)
20,564
NONINTEREST EXPENSE
Compensation
25,383
(2,161)
23,222
Occupancy, Net
6,075
-
6,075
Other Real Estate, Net
(29)
-
(29)
Pension Settlement

169
-
169
Other

8,900
(187)
8,713
Total Noninterest

Expense
40,498
(2,348)
38,150
INCOME BEFORE INCOME TAXES
11,196
(1,945)
9,251
Income Tax Expense
2,177
(492)
1,685
NET INCOME
9,019
(1,453)
7,566
Pre-Tax Income

Attributable to Noncontrolling Interests
(306)
-
(306)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
8,713
$
(1,453)
$
7,260
BASIC NET INCOME PER SHARE $
0.51
$
(0.08)
$
0.43
DILUTED NET INCOME PER SHARE $
0.51
$
(0.08)
$
0.43
AVERAGE

SHARES:
Basic

16,949
-
16,949
Diluted

16,971
-
16,971

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF INCOME (Unaudited)
For Six Months Ended June 30, 2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
INTEREST INCOME
Loans, Including Fees $
46,205
$
492
$
46,697
Taxable Securities
6,723
-
6,723
Tax Exempt Securities
13
-
13
Funds Sold
1,817
-
1,817
Total Interest Income
54,758
492
55,250
INTEREST EXPENSE
Deposits
490
-
490
Short-Term

Borrowings
535
-
535
Subordinated Notes Payable
687
-
687
Other Long-Term

Borrowings
17
-
17
Total Interest Expense
1,729
-
1,729
Net Interest Income
53,029
492
53,521
Provision for Loan Losses
1,542
182
1,724
Net Interest Income After Provision For Loan Losses
51,487
310
51,797
NONINTEREST INCOME
Deposit Fees
10,638
-
10,638
Bank Card Fees
7,797
-
7,797
Wealth Management

Fees
10,473
-
10,473
Mortgage Banking Fees
18,011
(9,099)
8,912
Other

3,802
(246)
3,556
Total Noninterest

Income
50,721
(9,345)
41,376
NONINTEREST EXPENSE
Compensation
50,239
(4,719)
45,520
Occupancy, Net
12,168
-
12,168
Other

17,324
(339)
16,985
Total Noninterest

Expense
79,731
(5,058)
74,673
INCOME BEFORE INCOME TAXES
22,477
(3,977)
18,500
Income Tax Expense
4,412
(1,007)
3,405
NET INCOME
18,065
(2,970)
15,095
Pre-Tax Income

Attributable to Noncontrolling Interests
(897)
-
(897)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
17,168
$
(2,970)
$
14,198
BASIC NET INCOME PER SHARE $
1.01
$
(0.17)
$
0.84
DILUTED NET INCOME PER SHARE $
1.01
$
(0.17)
$
0.84
AVERAGE

SHARES:
Basic

16,940
-
16,940
Diluted

16,958
-
16,958

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF INCOME (Unaudited)
For Three Months Ended September 30,
2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
INTEREST INCOME
Loans, Including Fees $
27,761
$
78
$
27,839
Taxable Securities
4,360
-
4,360
Tax Exempt Securities
12
-
12
Funds Sold
3,231
-
3,231
Total Interest Income
35,364
78
35,442
INTEREST EXPENSE
Deposits
1,052
-
1,052
Short-Term

Borrowings
536
-
536
Subordinated Notes Payable
443
-
443
Other Long-Term

Borrowings
6
-
6
Total Interest Expense
2,037
-
2,037
Net Interest Income
33,327
78
33,405
Provision for Loan Losses
2,099
55
2,154
Net Interest Income After Provision For Loan Losses
31,228
23
31,251
NONINTEREST INCOME
Deposit Fees
5,947
-
5,947
Bank Card Fees
3,860
-
3,860
Wealth Management

Fees
3,937
-
3,937
Mortgage Banking Fees
7,116
(4,221)
2,895
Other

2,074
(204)
1,870
Total Noninterest

Income
22,934
(4,425)
18,509
NONINTEREST EXPENSE
Compensation
24,738
(1,771)
22,967
Occupancy, Net
6,153
-
6,153
Other

8,919
(340)
8,579
Total Noninterest

Expense
39,810
(2,111)
37,699
INCOME BEFORE INCOME TAXES
14,352
(2,291)
12,061
Income Tax Expense
3,074
(581)
2,493
NET INCOME
11,278
(1,710)
9,568
Pre-Tax Income

Attributable to Noncontrolling Interests
37
-
37
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
11,315
$
(1,710)
$
9,605
BASIC NET INCOME PER SHARE $
0.67
$
(0.10)
$
0.57
DILUTED NET INCOME PER SHARE $
0.67
$
(0.10)
$
0.57
AVERAGE

SHARES:
Basic

16,960
-
16,960
Diluted

16,996
-
16,996

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF INCOME (Unaudited)
For Nine Months Ended September 30, 2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
INTEREST INCOME
Loans, Including Fees $
73,966
$
570
$
74,536
Taxable Securities
11,083
-
11,083
Tax Exempt Securities
25
-
25
Funds Sold
5,048
-
5,048
Total Interest Income
90,122
570
90,692
INTEREST EXPENSE
Deposits
1,542
-
1,542
Short-Term

Borrowings
1,071
-
1,071
Subordinated Notes Payable
1,130
-
1,130
Other Long-Term

Borrowings
23
-
23
Total Interest Expense
3,766
-
3,766
Net Interest Income
86,356
570
86,926
Provision for Loan Losses
3,641
237
3,878
Net Interest Income After Provision For Loan Losses
82,715
333
83,048
NONINTEREST INCOME
Deposit Fees
16,585
-
16,585
Bank Card Fees
11,657
-
11,657
Wealth Management

Fees
14,410
-
14,410
Mortgage Banking Fees
25,127
(13,320)
11,807
Other

5,876
(450)
5,426
Total Noninterest

Income
73,655
(13,770)
59,885
NONINTEREST EXPENSE
Compensation
74,977
(6,490)
68,487
Occupancy, Net
18,321
-
18,321
Other

26,243
(679)
25,564
Total Noninterest

Expense
119,541
(7,169)
112,372
INCOME BEFORE INCOME TAXES
36,829
(6,268)
30,561
Income Tax Expense
7,486
(1,588)
5,898
NET INCOME
29,343
(4,680)
24,663
Pre-Tax Income

Attributable to Noncontrolling Interests
(860)
-
(860)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
28,483
$
(4,680)
$
23,803
BASIC NET INCOME PER SHARE $
1.68
$
(0.28)
$
1.40
DILUTED NET INCOME PER SHARE $
1.68
$
(0.28)
$
1.40
AVERAGE

SHARES:
Basic

16,947
-
16,947
Diluted

16,973
-
16,973

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For Three Months Ended March 31, 2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
NET INCOME
$
8,455
$
(1,517)
$ 6,938
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(25,445)
-
(25,445)
Derivative:
Change in net unrealized gain on effective cash flow

derivative
1,836
-
1,836
Benefit Plans:
Defined benefit plan settlement
209
-
209

Total Benefit Plans
209
-
209
Other comprehensive income (loss), before

tax:
(23,400)
-
(23,400)
Deferred tax (benefit) expense related to other comprehensive income
(5,871)
-
(5,871)
Other comprehensive income (loss), net of tax
(17,529)
-
(17,529)
TOTAL COMPREHENSIVE

(LOSS) INCOME
$
(9,074)
$
(1,517)
$
(10,591)

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For Three Months Ended June 30, 2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
NET INCOME
$
8,713
$
(1,453)
$
7,260
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(10,714)
-
(10,714)
Derivative:
Change in net unrealized gain on effective cash flow

derivative
1,161
-
1,161
Benefit Plans:
Defined benefit plan settlement
169
-
169

Total Benefit Plans
169
-
169
Other comprehensive income (loss), before

tax:
(9,384)
-
(9,384)
Deferred tax (benefit) expense related to other comprehensive income
(2,362)
-
(2,362)
Other comprehensive income (loss), net of tax
(7,022)
-
(7,022)
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
1,691
$
(1,453)
$
238

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For Six Months Ended June 30, 2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
NET INCOME
$
17,168
$
(2,970)
$
14,198
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(36,158)
-
(36,158)
Derivative:
Change in net unrealized gain on effective cash flow

derivative
2,997
-
2,997
Benefit Plans:
Defined benefit plan settlement
378
-
378

Total Benefit Plans
378
-
378
Other comprehensive income (loss), before

tax:
(32,783)
-
(32,783)
Deferred tax (benefit) expense related to other comprehensive income
(8,232)
-
(8,232)
Other comprehensive income (loss), net of tax
(24,551)
-
(24,551)
TOTAL COMPREHENSIVE

(LOSS) INCOME
$
(7,383)
$
(2,970)
$
(10,353)

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For Three Months Ended September 30, 2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
NET INCOME
$
11,315
$
(1,710)
$
9,605
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(2,618)
-
(2,618)
Unrealized losses on securities transferred from available for sale to held to
maturity
(9,384)
-
(9,384)
Amortization of unrealized losses on securities transferred from available for
sale to held to maturity
586
-
586
Derivative:
Change in net unrealized gain on effective cash flow

derivative
1,407
-
1,407
Benefit Plans:
Defined benefit plan settlement
102
-
102

Total Benefit Plans
102
-
102
Other comprehensive income (loss), before

tax:
(9,907)
-
(9,907)
Deferred tax (benefit) expense related to other comprehensive income
(2,469)
-
(2,469)
Other comprehensive income (loss), net of tax
(7,438)
-
(7,438)
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
3,877
$
(1,710)
$
2,167

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME (Unaudited)
For Nine Months Ended September 30, 2022
(Dollars in thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
NET INCOME
$
28,483
$
(4,680)
$
23,803
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(38,778)
-
(38,778)
Unrealized losses on securities transferred from available for sale to held to
maturity
(9,384)
-
(9,384)
Amortization of unrealized losses on securities transferred from available for
sale to held to maturity
586
-
586
Derivative:
Change in net unrealized gain on effective cash flow

derivative
4,403
-
4,403
Benefit Plans:
Defined benefit plan settlement
480
-
480

Total Benefit Plans
480
-
480
Other comprehensive income (loss), before

tax:
(42,693)
-
(42,693)
Deferred tax expense (benefit) related to other comprehensive income
10,704
-
10,704
Other comprehensive income (loss), net of tax
(31,989)
-
(31,989)
TOTAL COMPREHENSIVE

INCOME
$
(3,506)
$
(4,680)
$
(8,186)

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CHANGES IN SHAREOWNERS' EQUITY (Unaudited)
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2022, as previously reported
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common Shareowners
- - -
8,455
-
8,455
Other Comprehensive Loss, Net of Tax
- - - -
(17,529)
(17,529)
Cash Dividends ($
0.16

per share)
- - -
(2,712)
-
(2,712)
Stock Based Compensation
- -
245
- -
245
Stock Compensation Plan Transactions, net
55,542
-
520
- -
520
Balance, March 31, 2022, as previously reported
16,947,602
169
35,188
370,531
(33,743)
372,145
Restatement Impacts
Net Income Attributable to Common Shareowners
- - -
(1,517)
-
(1,517)
Balance, March 31, 2022
- - -
(1,517)
-
(1,517)
As Restated
Balance, January 1, 2022, as restated
16,892,060
169
34,423
364,788
(16,214)
383,166
Net Income Attributable to Common Shareowners
- - -
6,938
-
6,938
Other Comprehensive Loss, Net of Tax
- - -
(17,529)
(17,529)
Cash Dividends ($
0.16

per share)
- - -
(2,712)
-
(2,712)
Stock Based Compensation
- -
245
- -
245
Stock Compensation Plan Transactions, net
55,542
-
520
- -
520
Balance, March 31, 2022, as restated
16,947,602
$
169
$
35,188
$
369,014
$
(33,743)
$
370,628

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CHANGES IN SHAREOWNERS' EQUITY (Unaudited)
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, April 1, 2022, as previously reported
16,947,602
$
169
$
35,188
$
370,531
$
(33,743)
$
372,145
Net Income Attributable to Common Shareowners
- - -
8,713
-
8,713
Other Comprehensive Loss, Net of Tax
- - -
(7,022)
(7,022)
Cash Dividends ($
0.16

per share)
- - -
(2,712)
-
(2,712)
Stock Based Compensation
- -
244
- -
244
Stock Compensation Plan Transactions, net
11,678
1
306
- -
307
Balance, June 30, 2022, as previously reported
16,959,280
170
35,738
376,532
(40,765)
371,675
Restatement Impacts
Balance, April 1, 2022
- - -
(1,517)
-
(1,517)
Net Income Attributable to Common Shareowners
- - -
(1,453)
-
(1,453)
Balance, June 30, 2022
- - -
(2,970)
-
(2,970)
As Restated
Balance, April 1, 2022, as restated
16,947,602
169
35,188
369,014
(33,743)
370,628
Net Income Attributable to Common Shareowners
- - -
7,260
-
7,260
Other Comprehensive Loss, Net of Tax
- - - -
(7,022)
(7,022)
Cash Dividends ($
0.16

per share)
- - -
(2,712)
-
(2,712)
Stock Based Compensation
- -
244
- -
244
Stock Compensation Plan Transactions, net
11,678
1
306
- -
307
Balance, June 30, 2022, as restated
16,959,280
$
170
$
35,738
$
373,562
$
(40,765)
$
368,705

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CHANGES IN SHAREOWNERS' EQUITY (Unaudited)
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2022, as previously reported
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common Shareowners
- - -
17,168
-
17,168
Other Comprehensive Loss, Net of Tax
- - - -
(24,551)
(24,551)
Cash Dividends ($
0.32

per share)
- - -
(5,424)
-
(5,424)
Stock Based Compensation
- -
489
- -
489
Stock Compensation Plan Transactions, net
67,220
1
826
- -
827
Balance, June 30, 2022, as previously reported
16,959,280
170
35,738
376,532
(40,765)
371,675
Restatement Impacts
Net Income Attributable to Common Shareowners
- - -
(2,970)
-
(2,970)
Balance, June 30, 2022
- - -
(2,970)
(2,970)
As Restated
Balance, January 1, 2022, as restated
16,892,060
169
34,423
364,788
(16,214)
383,166
Net Income Attributable to Common Shareowners
- - -
14,198
-
14,198
Other Comprehensive Loss, Net of Tax
- - -
(24,551)
(24,551)
Cash Dividends ($
0.32

per share)
- - -
(5,424)
-
(5,424)
Stock Based Compensation
- -
489
- -
489
Stock Compensation Plan Transactions, net
67,220
1
826
- -
827
Balance, June 30, 2022, as restated
16,959,280
$
170
$
35,738
$
373,562
$
(40,765)
$
368,705

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CHANGES IN SHAREOWNERS' EQUITY (Unaudited)
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, July 1, 2022, as previously reported
16,959,280
$
170
$
35,738
$
376,532
$
(40,765)
$
371,675
Net Income Attributable to Common Shareowners
- - -
11,315
-
11,315
Other Comprehensive Loss, Net of Tax
- - - -
(7,438)
(7,438)
Cash Dividends ($
0.16

per share)
- - -
(2,883)
-
(2,883)
Stock Based Compensation
- -
415
- -
415
Stock Compensation Plan Transactions, net
2,532
-
81
- -
81
Balance, September 30, 2022, as previously
reported
16,961,812
170
36,234
384,964
(48,203)
373,165
Restatement Impacts
Balance, July 1, 2022
- - -
(2,970)
-
(2,970)
Net Income Attributable to Common Shareowners
- - -
(1,710)
-
(1,710)
Balance, September 30, 2022
- - -
(4,680)
-
(4,680)
As Restated
Balance, July 1, 2022, as restated
16,959,280
170
35,738
373,562
(40,765)
368,705
Net Income Attributable to Common Shareowners
- - -
9,605
-
9,605
Other Comprehensive Loss, Net of Tax
- - - -
(7,438)
(7,438)
Cash Dividends ($
0.16

per share)
- - -
(2,883)
-
(2,883)
Stock Based Compensation
- -
415
- -
415
Stock Compensation Plan Transactions, net
2,532
-
81
- -
81
Balance, September 30, 2022, as restated
16,961,812
$
170
$
36,234
$
380,284
$
(48,203)
$
368,485

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CHANGES IN SHAREOWNERS' EQUITY (Unaudited)
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2022, as previously reported
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common Shareowners
- - -
28,483
-
28,483
Other Comprehensive Loss, Net of Tax
- - - -
(31,989)
(31,989)
Cash Dividends ($
0.49

per share)
- - -
(8,307)
-
(8,307)
Stock Based Compensation
- -
904
- -
904
Stock Compensation Plan Transactions, net
69,752
1
907
- -
908
Balance, September 30, 2022, as previously
reported
16,961,812
170
36,234
384,964
(48,203)
373,165
Restatement Impacts
Net Income Attributable to Common Shareowners
- - -
(4,680)
-
(4,680)
Balance, September 30, 2022
- - -
(4,680)
(4,680)
As Restated
Balance, January 1, 2022, as restated
16,892,060
169
34,423
364,788
(16,214)
383,166
Net Income Attributable to Common Shareowners
- - -
23,803
-
23,803
Other Comprehensive Loss, Net of Tax
- - - -
(31,989)
(31,989)
Cash Dividends ($
0.49

per share)
- - -
(8,307)
-
(8,307)
Stock Based Compensation
- -
904
- -
904
Stock Compensation Plan Transactions, net
69,752
1
907
- -
908
Balance, September 30, 2022, as restated
16,961,812
$
170
$
36,234
$
380,284
$
(48,203)
$
368,485

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2022
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income

$
8,455
$
(1,517)
$
6,938
Adjustments to Reconcile Net Income to

Provision for Credit Losses
-
32
32

Depreciation
1,907
-
1,907

Amortization of Premiums, Discounts, and Fees, net
2,907
(297)
2,610

Amortization of Intangible Assets
40
-
40

Pension Settlement Charges
209
-
209

Originations of Loans Held for Sale
(246,887)
4,634
(242,253)

Proceeds From Sales of Loans Held for Sale
257,550
(4,966)
252,584

Mortgage Banking Revenues
(8,946)
4,891
(4,055)

Net Additions for Capitalized Mortgage Servicing Rights
227
137
364

Stock Compensation
245
-
245

Net Tax Benefit from

Stock Compensation
(19)
-
(19)

Deferred Income Taxes (Benefit)
(6,167)
(515)
(6,682)

Net Change in Operating Leases
(27)
-
(27)

Net (Increase) Decrease in Other Assets
1,441
456
1,897

Net Increase (Decrease) in Other Liabilities
7,036
-
7,036
Net Cash Provided (Used In) By Operating Activities
17,971
2,855
20,826
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(194,448)
-
(194,448)

Payments, Maturities, and Calls
14,441
-
14,441
Securities Available for

Sale:

Purchases
(25,139)
-
(25,139)

Proceeds from the Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
24,824
-
24,824
Purchases of Loans Held for Investment
(26,713)
-
(26,713)
Net (Increase) Decrease in Loans
(28,405)
(2,855)
(31,260)
Purchases of Premises and Equipment, net
(1,013)
-
(1,013)
Noncontrolling Interest Contributions
1,838
-
1,838
Net Cash Used In Investing Activities
(231,250)
(2,855)
(234,105)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
52,645
-
52,645
Net (Decrease) Increase

in Other Short-Term Borrowings
(3,692)
-
(3,692)
Repayment of Other Long-Term

Borrowings
(78)
-
(78)
Dividends Paid
(2,712)
-
(2,712)
Issuance of Common Stock Under Compensation Plans
190
-
190
Net Cash Provided By Financing Activities
46,353
-
46,353
NET DECREASE IN CASH AND CASH EQUIVALENTS
(166,926)
-
(166,926)
Cash and Cash Equivalents at Beginning of Period

1,035,354
-
1,035,354
Cash and Cash Equivalents at End of Period

$
868,428
$
-
$
868,428
Supplemental Cash Flow Disclosures:

Interest Paid
$
715
$
-
$
715

Income Taxes Paid
$
20
$
-
$
20
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2022
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
17,168
$
(2,970)
$
14,198
Adjustments to Reconcile Net Income to

Provision for Credit Losses
1,542
182
1,724

Depreciation
3,802
-
3,802

Amortization of Premiums, Discounts, and Fees, net
5,545
(492)
5,053

Amortization of Intangible Assets
80
-
80

Pension Settlement Charges
378
-
378

Originations of Loans Held for Sale
(573,239)
24,221
(549,018)

Proceeds From Sales of Loans Held for Sale
595,074
(9,598)
585,476

Mortgage Banking Revenues
(18,011)
9,099
(8,912)

Net Additions for Capitalized Mortgage Servicing Rights
1,358
(998)
360

Stock Compensation
489
-
489

Net Tax Benefit from

Stock Compensation
(19)
-
(19)

Deferred Income Taxes (Benefit)
(8,879)
(1,008)
(9,887)

Net Change in Operating Leases
(72)
-
(72)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(26)
-
(26)

Net (Increase) Decrease in Other Assets
845
2,671
3,516

Net Increase (Decrease) in Other Liabilities
22,040
-
22,040
Net Cash Provided (Used In) By Operating Activities
48,075
21,107
69,182
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(218,548)
-
(218,548)

Payments, Maturities, and Calls
28,111
-
28,111

Purchases
(37,044)
-
(37,044)

Proceeds from the Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
47,413
-
47,413
Purchases of Loans Held for Investment
(174,779)
-
(174,779)
Net (Increase) Decrease in Loans
(109,806)
(21,107)
(130,913)
Proceeds From Sales of Other Real Estate Owned
30
-
30
Purchases of Premises and Equipment, net
(3,322)
-
(3,322)
Noncontrolling Interest Contributions
2,573
-
2,573
Net Cash Used In Investing Activities
(462,007)
(21,107)
(483,114)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
73,396
-
73,396
Net (Decrease) Increase

in Other Short-Term Borrowings
4,784
-
4,784
Repayment of Other Long-Term

Borrowings
(150)
-
(150)
Dividends Paid
(5,424)
-
(5,424)
Issuance of Common Stock Under Compensation Plans
496
-
496
Net Cash Provided By Financing Activities
73,102
-
73,102
NET DECREASE IN CASH AND CASH EQUIVALENTS
(340,830)
-
(340,830)
Cash and Cash Equivalents at Beginning of Period

1,035,354
-
1,035,354
Cash and Cash Equivalents at End of Period

$
694,524
$
-
$
694,524
Supplemental Cash Flow Disclosures:

Interest Paid
$
1,617
$
-
$
1,617

Income Taxes Paid
$
3,765
$
-
$
3,765
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
77
$
-
$
77
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2022
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
28,483
$
(4,680)
$
23,803
Adjustments to Reconcile Net Income to

Provision for Credit Losses
3,641
237
3,878

Depreciation
5,689
-
5,689

Amortization of Premiums, Discounts, and Fees, net
7,190
(572)
6,618

Amortization of Intangible Assets
120
-
120

Pension Settlement Charges
480
-
480

Originations of Loans Held for Sale
(799,482)
27,393
(772,089)

Proceeds From Sales of Loans Held for Sale
826,837
(13,570)
813,267

Mortgage Banking Revenues
(25,127)
13,320
(11,807)

Net Additions for Capitalized Mortgage Servicing Rights
(1,921)
2,491
570

Stock Compensation
904
-
904

Net Tax Benefit from

Stock Compensation
(19)
-
(19)

Deferred Income Taxes (Benefit)
(11,265)
(1,589)
(12,854)

Net Change in Operating Leases
(83)
-
(83)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(136)
-
(136)

Net (Increase) Decrease in Other Assets
3,696
-
3,696

Net Increase (Decrease) in Other Liabilities
12,839
-
12,839
Net Cash Provided (Used In) By Operating Activities
51,846
23,030
74,876
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(219,865)
-
(219,865)

Payments, Maturities, and Calls
40,096
-
40,096

Purchases
(41,880)
-
(41,880)

Proceeds from the Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
64,301
-
64,301
Purchases of Loans Held for Investment
(329,481)
-
(329,481)
Net (Increase) Decrease in Loans
(90,086)
(23,030)
(113,116)
Proceeds From Sales of Other Real Estate Owned
1,683
-
1,683
Purchases of Premises and Equipment, net
(4,013)
-
(4,013)
Noncontrolling Interest Contributions
2,867
-
2,867
Net Cash Used In Investing Activities
(573,013)
(23,030)
(596,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
46,516
-
46,516
Net (Decrease) Increase

in Other Short-Term Borrowings
17,592
-
17,592
Repayment of Other Long-Term

Borrowings
(200)
-
(200)
Dividends Paid
(8,307)
-
(8,307)
Issuance of Common Stock Under Compensation Plans
577
-
577
Net Cash Provided By Financing Activities
56,178
-
56,178
NET DECREASE IN CASH AND CASH EQUIVALENTS
(464,989)
-
(464,989)
Cash and Cash Equivalents at Beginning of Period

1,035,354
-
1,035,354
Cash and Cash Equivalents at End of Period

$
570,365
$
-
$
570,365
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,588
$
-
$
3,588

Income Taxes Paid
$
6,410
$
-
$
6,410
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
1,543
$
-
$
1,543
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.

Controls and Procedures
Evaluation of Disclosure Controls

and Procedures
.

At December 31, 2022, the end of the period covered by this Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial

Officer, evaluated the effectiveness

of our disclosure
controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange

Act of 1934). Based upon that evaluation, at
the time the Original Form 10-K was filed, our Chief Executive Officer and Chief Financial Officer each concluded that at
December 31, 2022, we maintained effective disclosure controls and procedures. Subsequent to that evaluation, management
conducted a reevaluation, concluding that our disclosure controls and procedures were ineffective as of December 31, 2022 due to
the identification of the material weakness discussed in “Existence of

Material Weakness as of

December 31, 2022” below.
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
Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway

Commission
(2013 framework) (the COSO criteria).

Based on this evaluation, at the time the Original Form 10-K was filed, under the framework in Internal Control - Integrated Framework, our management concluded we maintained effective internal control over
financial reporting, as such term is defined in Exchange Act Rule 13a-15(f),

as of December 31, 2022. Subsequent to that
evaluation, management conducted a reevaluation, concluding that our internal control over financial reporting was ineffective as of December 31, 2022 due to the identification of the material weakness discussed below.

Existence of Material Weakness

as of December 31, 2022
A material weakness is a deficiency,

or a combination of deficiencies, in internal control over financial reporting such that there is
a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be
prevented or detected on a timely basis. Based on this definition, management has concluded that the material weakness noted
below existed in the Company’s internal

control over financial reporting during fiscal year 2022 and as of December 31, 2022.
Based on management’s assessment

described above, the Company’s

control over the review of significant inter-company
mortgage loan sales and servicing transactions did not operate effectively.

Specifically, its management review

control over the
completeness and accuracy of elimination entries in its consolidation process was not designed effectively as it was not
sufficiently precise to identify all of the necessary elimination entries between CCB and its subsidiary,

CCHL. As a result, total
assets were overstated by $6.7 million as of December 31, 2022 and net income was overstated by $6.7 million for the year ended
December 31, 2022. The material weakness resulted in the restatement of the Company’s consolidated financial

statements as of
and for the year ended December 31, 2022 and the unaudited condensed quarterly financial information for the quarterly periods
ended March 31, 2022, June 30, 2022, and September 30, 2022 to reflect the correction of this error. For more information
regarding the error and the restatements, see “Part II – Item 8, Financial

Statements and Supplementary Data – Note 1 –
Restatement of Previously Issued Consolidated Financial Statements” in this Form

10-K/A.

Remediation Plan
Since identifying the material weakness described above, management,

with oversight from the Audit Committee and input from
the Board of Directors, has devoted substantial resources to the ongoing implementation of remediation efforts. These
remediation efforts, summarized below,

which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weakness and to enhance the Company’s overall internal control over

financial
reporting and disclosure controls and procedures.
Certain internal control and procedural enhancements and

remedial actions are in the process of completion,

including:
●
Enhance the precision level for the review of existing accounts subject to elimination and confirmation of proper
elimination in consolidation;
●
Enhance the procedures for identifying new inter-company

accounts and activities subject to elimination in
consolidation;

●
Increase the granularity of general ledger mapping for inter-company accounts subject to elimination in consolidation;
and
●
Enhance financial close checklist and pre-close meeting agenda to ensure proper and timely identification of inter-
company activities subject to elimination.
The Company is working to remediate the material weakness as efficiently and effectively as possible. The material weakness
cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has
concluded, through testing, that these controls are designed and operating effectively. Accordingly,

management will continue to
monitor and evaluate the effectiveness of our internal control over financial reporting and the disclosure controls and procedures.
The 2022 financial statements have been audited by the independent registered public accounting firm of FORVIS

LLP (f/k/a
BKD, LLP). FORVIS

has also issued a report on the effectiveness of internal

control over financial reporting. That report has also
been made a part of this Form 10-K/A.
Change in Internal Control
.

Except as identified above with respect to remediation of the material weakness,

there have been no
changes in our internal control during the fourth fiscal quarter of 2022 that materially affected, or are likely to materially affect,
our internal control over financial reporting.

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

Commission (COSO).

In our report dated March 1, 2023, we expressed an unqualified opinion on the effectiveness of the Company’s

internal control
over financial reporting.

As described below, a material

weakness was subsequently identified as a result of the restatement of the previously issued consolidated financial statements.

Accordingly, management has revised

its assessment about the
effectiveness of the Company’s

internal control over financial reporting and our present opinion on the effectiveness of the
Company’s internal control over

financial reporting as of December 31, 2022, as expressed herein, is different from that
expressed in our previous report.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control
criteria, the Company has not maintained effective internal

control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013)

issued by the COSO.
We have also audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(PCAOB), the consolidated financial statements of the Company as of December

31, 2022 and 2021, and for each of the years in
the two-year period ended December 31, 2022, and our report dated

March 1, 2023, (December 22, 2023, as to the restatement
described in Note 1 to the consolidated financial statements), expressed an unqualified opinion on those consolidated financial
statements and included an explanatory paragraph regarding the restatement.
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
Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or
disposition of the Company’s assets that could

have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also,
projections of any evaluation of effectiveness to future

periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Material Weakness
A material weakness is a deficiency,

or a combination of deficiencies, in internal control over financial reporting, such that there
is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be
prevented or detected on a timely basis.

The following material weakness has been identified and included in management’s assessment:
The errors identified as to the restatement described in Note 1 to the consolidated financial statements resulted from a material
weakness in the control environment, as follows:
●
The Company’s control over the review

of significant inter-company mortgage loan sales and servicing transactions did
not operate effectively.

Specifically, its management review control

over the completeness and accuracy of elimination
entries in its consolidation process was not designed effectively as it was not sufficiently precise to identify all of the
necessary elimination entries between Capital City Bank and its subsidiary,

Capital City Home Loans.
The Company determined inter-company transactions related

to the sale of residential mortgage loans between wholly owned subsidiaries were not properly eliminated and net loan fees were not properly recorded.

This material weakness was considered in determining the nature, timing,

and extent of auditing procedures applied in our audit
of the Company’s consolidated

financial statements, and this report does not affect our report dated

March 1, 2023, on those
consolidated financial statements.
FORVIS, LLP

(Formerly, BKD, LLP)

Little Rock, Arkansas
March 1, 2023 (December 22, 2023, as to the material weakness)

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

Proxy Statement relating to its
Annual Meeting of Shareowners held April 25, 2023.
Item 11.

Executive Compensation
Incorporated herein by reference to the sections entitled “Compensation

Discussion and Analysis,” “Executive Compensation,”
and “Director Compensation” in the Registrant’s

Proxy Statement relating to its Annual Meeting of Shareowners held April 25,
2023.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Shareowners Matters.

Information required by Item 12 of Form 10-K/A is incorporated by reference from the information contained in the sections
captioned “Share Ownership” and “Equity Compensation Plan Information”

in the Registrant’s Proxy Statement relating to its
Annual Meeting of Shareowners held April 25, 2023.

Item 13.

Certain Relationships and Related Transactions,

and Director Independence
Incorporated herein by reference to the sections entitled “Transactions

With Related Persons” and “Corporate Governance

at
Capital City” in the Registrant’s Proxy

Statement relating to its Annual Meeting of Shareowners held April 25, 2023.

Item 14.

Principal Accountant Fees and Services
Incorporated herein by reference to the section entitled “Audit Committee Matters”

in the Registrant’s Proxy Statement

relating to
its Annual Meeting of Shareowners held April 25, 2023.

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
10.6
Form of Participant Agreement for Long-Term Incentive Plan. - incorporated herein by reference to
Exhibit 10.6 of the Registrant's Form 10-K (filed 3/01/23) (No. 0-13358).
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
*
Information required to be presented in Exhibit 11

is provided in Note 14 to the consolidated financial statements under
Part II, Item 8 of this Form 10-K/A in accordance with the provisions of

U.S. generally accepted accounting principles.
**
Filed electronically herewith.

Item 16.

Form 10-K/A Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on December 22, 2023, on its behalf by the undersigned,

thereunto duly authorized.
CAPITAL CITY

BANK GROUP,

INC.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 22, 2023 by the
following persons in the capacities indicated.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on December 22, 2023, on its behalf by the undersigned,

thereunto duly authorized.
Directors:

/s/ Robert Antoine

/s/ Eric Grant

Robert Antoine

Eric Grant

/s/ Thomas A. Barron

/s/ Laura Johnson

Thomas A. Barron

Laura Johnson

/s/ William Butler

/s/ John G. Sample, Jr.

William Butler

John G. Sample, Jr

/s/ Stanley W. Connally,

Jr.

/s/ William G. Smith, Jr.

Stanley W.

Connally, Jr

William G. Smith, Jr.
/s/ Marshall M. Criser III /s/ Ashbel C. Williams

Marshall M. Criser III

Ashbel C. Williams
/s/ Kimberly Crowell

Kimberly Crowell

/s/ Bonnie Davenport

Bonnie Davenport