Form 10-Q/A
period 2023-03-31
CAPITAL CITY BANK GROUP INC
filed 2023-12-22
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q/A
(Amendment

No.1)
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

Yes [ ]
No

[X]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]
No

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

EXPLANATORY NOTE
Capital City Bank Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-
Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the three months ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 1, 2023 (the “Original Form 10-Q”). Except as
described below, no other information included in the Original Form 10-Q is being amended or updated by this Amendment and this
Amendment does not purport to reflect any information or events subsequent to the Original Form 10-Q.
Restatement Background
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2023, the Company identified certain inter-company transactions between its subsidiaries, Capital City Home Loans Inc. (“CCHL”), and Capital City
Bank (“CCB” or “the Bank”), involving residential mortgage loan purchases that were not properly recorded. The inaccuracies materially impacted the Company’s previously issued financial statements as of and for the annual period ended December 31, 2022, the three months ended March 31, 2022 and 2023, the three and six months ended June 30, 2022 and 2023, and the three and nine months ended September 30, 2022 (the “Impacted Financials”). In connection with these transactions, CCHL recorded mortgage banking revenue and a mortgage servicing right. On an ongoing basis, CCHL recognized noninterest income for servicing these loans on behalf of CCB.
Because these inter-company transactions were not properly eliminated and net loan fees were not properly recorded, management, after discussion with the Company’s independent registered public accounting firm, FORVIS, LLP (“FORVIS”), and the chair of the
Audit Committee of the Company’s Board of Directors, determined that the Impacted Financials should no longer be relied upon, and certain consolidated statement of financial condition line items, including loans, other assets, other liabilities, and equity, and consolidated statement of income line items, including mortgage banking revenues, loan interest income, compensation expense, other income, income taxes, and net income, needed to be restated. For additional information on the restatements, see “Part I – Item 1
Financial Information – Note 1 – Restatement of Previously Issued Consolidated Financial Statements” in this Form 10-Q/A.
The Company determined that it would file amendments to the Annual Report on Form 10-K for the year ended December 31, 2022, the Original Form 10-Q, and its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, including restated
financial statements and related disclosures (collectively, the “Amended Reports”). All material restatement information will be included in the Amended Reports, and we do not intend to separately amend the Quarterly Reports on Form 10-Q that the Company has previously filed with the SEC for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022 (collectively, the “2022 Form 10-Qs”). As a result, the 2022 Form 10-Qs should no longer be relied upon.
Restatement of Previously Issued Consolidated Financial Statements
This Form 10-Q/A includes unaudited restated consolidated financial statements as of March 31, 2023 and for the three-month period ended March 31, 2023, and the audited restated consolidated statements of financial condition as of December 31, 2022. In addition to correcting the accounting treatment for the inter-company transactions described above, the restated consolidated financial statements included herein also correct previously identified errors that the Company determined to be immaterial, both individually and in the aggregate.
For additional information on the restatements, see “Part I – Item 1 Financial Information – Note 1 – Restatement of Previously Issued
Consolidated Financial Statements” in this Form 10-Q/A.
This Form 10-Q/A also amends and restates the following items included in the Original Form 10-Q as appropriate to reflect the restatement and revision of the relevant periods: Part I – Item 1 Financial Information; Item 2. Management’s Discussions and
Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; Item
4. Controls and Procedures; and Part II – Item 6. Exhibits.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer
(attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed above and as further described herein, the Company has not modified or updated the disclosures presented in the
Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures affected by any such subsequent events. Information not affected by the restatements reflects disclosures made at the time of the filing of the Original Form 10-Q. Forward-looking statements included in this Form 10-Q/A represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. This Form 10-Q/A should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.
Control Considerations
In connection with the restatements discussed above, management has re-assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of March 31, 2023, as further described in “Part I – Item 4. Controls and Procedures.” Based on this assessment, the Company identified a material weakness in its internal control over financial reporting for the review of significant inter-company mortgage sales and servicing. As a result, the Company’s Chief Financial Officer concluded that the internal control over financial reporting and disclosure controls and procedures were not effective as of March 31,
2023. Management has taken steps towards remediating the material weakness in the Company’s internal control over financial reporting. For additional information related to the material weakness in internal control over financial and the related remedial measures, see Part II Item 9A – Controls and Procedures in the Company’s Form 10-K/A for the year ended December 31, 2022, which was filed with the SEC on December 22, 2023 (the “2022 Form 10-K/A”) for a description of these matters.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED MARCH 31, 2023
TABLE OF CONTENTS

PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – March 31, 2023 and December 31, 2022 7
Consolidated Statements of Income – Three Months Ended March 31, 2023 and 2022 8
Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2023 and 2022 9
Consolidated Statements of Changes in Shareowners’ Equity – Three Months Ended March 31, 2023 and 2022 10
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2023 and 2022 11
Notes to Consolidated Financial Statements 12

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations
44

Item 3.

Quantitative and Qualitative Disclosure About Market Risk
59

Item 4.

Controls and Procedures
59

PART II –

Other Information

Item 1. Legal Proceedings 60

Item 1A. Risk Factors 60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 60

Item 3. Defaults Upon Senior Securities 60
Item 4. Mine Safety Disclosure 60
Item 5. Other Information 60

Item 6. Exhibits 61

Signatures

62

INTRODUCTORY NOTE
Caution Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation
Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control.

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
Form 10-Q/A

and the

following

sections of

the 2022

2022 Form

10-K/A:

(a) “Introductory

Note”

in

Part I,

Item 1.

“Business”; (b)

“Risk
Factors” in

Part I, Item

1A, as

updated in

our subsequent

quarterly reports

filed on

Form 10-Q/A;

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
(As Restated) (As Restated)
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

Securities

1,056,581

1,074,048

Loans Held For Sale, at fair value
28,475

26,909

Loans Held for Investment
2,657,147

2,547,685
Allowance for Credit Losses

(26,808)

(25,068)
Loans Held for Investment, Net

2,630,339

2,522,617

Premises and Equipment, Net

82,055

82,138
Goodwill and Other Intangibles

93,053

93,093
Other Real Estate Owned
13
431
Other Assets

123,294

119,337
Total Assets $
4,401,762
$
4,519,223

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
170
170
Additional Paid-In Capital

37,512
37,331
Retained Earnings

397,654
387,009
Accumulated Other Comprehensive Loss, net of tax

(32,076)
(37,229)
Total Shareowners’ Equity

403,260
387,281
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,401,762
$
4,519,223
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
(As Restated)
Three Months Ended March 31,
(Dollars in Thousands, Except Per Share

Data)
2023 2022
INTEREST INCOME
Loans, including Fees $
34,891
$
22,429
Investment Securities:
Taxable Securities
4,912
2,890
Tax Exempt Securities
12
6
Federal Funds Sold and Interest Bearing Deposits
4,111
409
Total Interest Income
43,926
25,734
INTEREST EXPENSE
Deposits
2,488
224
Short-Term

Borrowings
461
192
Subordinated Notes Payable
571
317
Other Long-Term

Borrowings
6
9
Total Interest Expense
3,526
742
NET INTEREST INCOME
40,400
24,992
Provision for Credit Losses
3,099
32
Net Interest Income After Provision for Credit Losses
37,301
24,960
NONINTEREST INCOME
Deposit Fees
5,239
5,191
Bank Card Fees
3,726
3,763
Wealth Management

Fees
3,928
6,070
Mortgage Banking Revenues
2,871
4,055
Other
1,994
1,733
Total Noninterest

Income
17,758
20,812
NONINTEREST EXPENSE
Compensation
23,524
22,298
Occupancy, Net
6,762
6,093
Other
7,389
8,132
Total Noninterest

Expense
37,675
36,523
INCOME BEFORE INCOME TAXES
17,384
9,249
Income Tax Expense
3,710
1,720
NET INCOME $
13,674
$
7,529
Loss (Income) Attributable to Noncontrolling Interests
35
(591)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
13,709
$
6,938
BASIC NET INCOME PER SHARE $
0.81
$
0.41
DILUTED NET INCOME PER SHARE $
0.80
$
0.41
Average Basic Shares

Outstanding
17,016
16,931
Average Diluted

Shares Outstanding
17,045
16,946
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
(As Restated)
Three Months Ended
March 31,
(Dollars in Thousands) 2023 2022
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
13,709
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
18,862
$
(10,591)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, January 1, 2023 (As Restated)
16,986,785
$
170
$
37,331
$
387,009
$
(37,229)
$
387,281
Net Income Attributable to Common Shareowners
-
-
-
13,709
-
13,709
Other Comprehensive Income, net of tax -
-
-
-
5,153
5,153
Cash Dividends ($
0.1800

per share)
-
-
-
(3,064)
-
(3,064)
Repurchase of Common Stock
(25,241)
-
(819)
-
-
(819)
Stock Based Compensation
-
-
536
-
-
536
Stock Compensation Plan Transactions, net
60,204
-
464
-
-
464
Balance, March 31, 2023 (As Restated)
17,021,748
$
170
$
37,512
$
397,654
$
(32,076)
$
403,260
Balance, January 1, 2022 (As Restated)
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common Shareowners
-
-
-
6,938
-
6,938
Other Comprehensive Loss, net of tax -
-
-
-
(17,529)
(17,529)
Cash Dividends ($
0.1600

per share)
-
-
-
(2,712)
-
(2,712)
Stock Based Compensation
-
-
245
-
-
245
Stock Compensation Plan Transactions, net
55,542
-
520
-
-
520
Balance, March 31, 2022 (As Restated)
16,947,602
$
169
$
35,188
$
369,014
$
(33,743)
$
370,628
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)
(As Restated)
Three Months Ended March 31,
(Dollars in Thousands) 2023 2022
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
13,709
$
6,938
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
3,099
32

Depreciation
1,969
1,907

Amortization of Premiums, Discounts and Fees, net
1,067
2,610

Amortization of Intangible Asset
40
40

Pension Plan Settlement Charge
-
209

Originations of Loans Held-for-Sale
(213,240)
(242,253)

Proceeds From Sales of Loans Held-for-Sale
214,545
252,584

Mortgage Banking Revenues
(2,871)
(4,055)

Net Additions for Capitalized Mortgage Servicing Rights
(91)
364

Stock Compensation
536
245

Net Tax Benefit From Stock-Based

Compensation
-
(19)

Deferred Income Taxes (Benefit)
(1,170)
(6,682)

Net Change in Operating Leases
(3)
(27)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,858)
-

Net Decrease (Increase) in Other Assets
(4,349)
1,897

Net Increase in Other Liabilities
12,471
7,036
Net Cash Provided By Operating Activities
23,854
20,826
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
9,629
(31,260)
Proceeds From Sales of Other Real Estate Owned
2,699
-
Purchases of Premises and Equipment
(1,886)
(1,013)
Noncontrolling Interest Contributions
-
1,838
Net Cash Used In Investing Activities
(87,225)
(234,105)
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
Company’s annual report

on Form 10-K/A for the year ended December 31, 2022.
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

Restatement of Previously Issued Consolidated Financial

Statements
We have restated

herein our unaudited consolidated financial statements for the three months ended

March 31, 2023. We have

also
restated financial statement periods for the year of 2022 and restated the impacted amounts within the accompanying notes to the
consolidated financial statements.

Restatement Background
CCHL sold residential mortgage loans to CCB. CCHL recorded mortgage banking revenue and a mortgage servicing right. On an
ongoing basis, CCHL recognized noninterest income for servicing these loans on behalf of CCB. As a result of this misstatement,
assets are overstated by $
1.2

million as of March 31, 2023 and net income is overstated by $
1.2

million for the three months ended
March 31, 2023. This represents
0.03
% of previously reported total assets as of March 31, 2023 and
8.33
% of previously reported net
income for the three months ended March 31, 2023. As a result, diluted EPS decreases from $
0.88

per share to $
0.80

per share.

Description of Misstatements
Misstatements Associated with Mortgage Loan Sale Transactions
a)

Loan Origination Costs & Gain on Sale of Loan

CCHL originated certain mortgage loans that were sold to the Bank for a premium. The gain recorded by CCHL and the
corresponding loan purchase premium recorded by the Bank were not eliminated in consolidation. Additionally,

the
Company did not defer net loan origination costs on these loans. The impacts of the loan origination costs & gain on sale of
loan misstatements on each period are presented in this note.
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
The impacts of the MSR Asset misstatements on each period are presented in this note.

c)
Mortgage Servicing

The Bank recorded servicing fee expense and CCHL recorded servicing income; these amounts should have been eliminated
in consolidation. The impacts of the mortgage servicing misstatements on each period are presented in this note.

d)
Statement of Financial Condition Misclassification

CCHL classifies all mortgage production as loans held for sale. The portion of this production that was designated to be sold
to the Bank should have been designated as loans held for investment for the Consolidated

Financial Statements. This
reclassification also reflects the reversal of the related mark-to-market adjustment and the establishment of the Allowance for
Credit Losses (“ACL”) on these loans. While previously the mark-to-market adjustment had been reversed and the ACL
established at the time the loans were sold to CCB, this correction reflects those entries in the appropriate periods. The
impacts of the restatement on each period are presented in this note.
Description of Restatement Tables
The following tables present the amounts previously reported and a reconciliation of the restatement amounts reported on the restated
Consolidated Statement of Financial Condition as of March 31, 2023

and December 31, 2022, the restated Consolidated Statements

of
Income for the three months ended March 31, 2023 and 2022, restated

Consolidated Statement of Comprehensive Income for the three months ended March 31, 2023 and 2022, restated Consolidated Statements of

Changes in Shareowners’ Equity for the three months
ended March 31, 2023 and 2022, and the restated Consolidated Statements of Cash Flows for the three months ended March 31, 2023.
The amounts previously reported for the three months ended March 31, 2023 were derived from our Quarterly Report on Form 10-Q
for the three months ended March 31, 2023, originally filed May 1, 2023.

PART

I.

FINANCIAL INFORMATION
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(Unaudited)
March 31, 2023 December 31, 2022
(Dollars in Thousands, Except Par Value)
As Previously
Reported
As Restated
As Previously
Reported
As Restated
ASSETS

Cash and Due From Banks $
84,549
$
84,549
$
72,114
$
72,114
Federal Funds Sold and Interest Bearing Deposits

303,403

303,403

528,536

528,536
Total Cash and Cash Equivalents

387,952

387,952

600,650

600,650

Investment Securities, Available

for Sale, at fair value (amortized
cost of $
438,068

and $
455,232
)

402,943

402,943

413,294

413,294
Investment Securities, Held to Maturity (fair value of $
612,200
and $
612,701
)

651,755

651,755

660,744

660,744
Equity Securities
1,883

1,883
10

10
Total Investment

Securities

1,056,581

1,056,581

1,074,048

1,074,048

Loans Held For Sale, at fair value
55,118

28,475
54,635

26,909

Loans Held for Investment
2,636,884

2,657,147
2,525,180

2,547,685
Allowance for Credit Losses

(26,507)

(26,808)

(24,736)

(25,068)
Loans Held for Investment, Net

2,610,377

2,630,339

2,500,444

2,522,617

Premises and Equipment, Net

82,055

82,055

82,138

82,138
Goodwill and Other Intangibles

93,053

93,053

93,093

93,093
Other Real Estate Owned
13
13
431
431
Other Assets

124,593

123,294

120,519

119,337
Total Assets $
4,409,742
$
4,401,762
$
4,525,958
$
4,519,223

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,601,388
$
1,601,388
$
1,653,620
$
1,653,620
Interest Bearing Deposits

2,222,532

2,222,532

2,285,697

2,285,697
Total Deposits

3,823,920

3,823,920

3,939,317

3,939,317

Short-Term

Borrowings

26,632
26,632

56,793
56,793
Subordinated Notes Payable

52,887
52,887

52,887
52,887
Other Long-Term

Borrowings

463
463

513
513
Other Liabilities

85,878
85,878

73,675
73,675
Total Liabilities
3,989,780
3,989,780
4,123,185
4,123,185
Temporary Equity
8,722
8,722
8,757
8,757

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no
shares issued and outstanding

-
-

-
-
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
17,021,748

and
16,986,785

shares issued and outstanding at March 31, 2023 and December
31, 2022, respectively
170
170
170
170
Additional Paid-In Capital

37,512
37,512

37,331
37,331
Retained Earnings

405,634
397,654

393,744
387,009
Accumulated Other Comprehensive Loss, net of tax

(32,076)
(32,076)

(37,229)
(37,229)
Total Shareowners’ Equity

411,240
403,260

394,016
387,281
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,409,742
$
4,401,762
$
4,525,958
$
4,519,223
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended Three Months Ended
March 31, 2023 March 31, 2022
(Dollars in Thousands, Except Per Share

Data)
As Previously
Reported
As Restated
As Previously
Reported
As Restated
INTEREST INCOME
Loans, including Fees $
34,880
$
34,891
$
22,133
$
22,429
Investment Securities:
Taxable Securities
4,912
4,912
2,890
2,890
Tax Exempt Securities
12
12
6
6
Federal Funds Sold and Interest Bearing Deposits
4,111
4,111
409
409
Total Interest Income
43,915
43,926
25,438
25,734
INTEREST EXPENSE
Deposits
2,488
2,488
224
224
Short-Term

Borrowings
461
461
192
192
Subordinated Notes Payable
571
571
317
317
Other Long-Term

Borrowings
6
6
9
9
Total Interest Expense
3,526
3,526
742
742
NET INTEREST INCOME
40,389
40,400
24,696
24,992
Provision for Credit Losses
3,130
3,099
-
32
Net Interest Income After Provision for Credit Losses
37,259
37,301
24,696
24,960
NONINTEREST INCOME
Deposit Fees
5,239
5,239
5,191
5,191
Bank Card Fees
3,726
3,726
3,763
3,763
Wealth Management

Fees
3,928
3,928
6,070
6,070
Mortgage Banking Revenues
6,995
2,871
8,946
4,055
Other
2,360
1,994
1,848
1,733
Total Noninterest

Income
22,248
17,758
25,818
20,812
NONINTEREST EXPENSE
Compensation
25,636
23,524
24,856
22,298
Occupancy, Net
6,762
6,762
6,093
6,093
Other
8,057
7,389
8,284
8,132
Total Noninterest

Expense
40,455
37,675
39,233
36,523
INCOME BEFORE INCOME TAXES
19,052
17,384
11,281
9,249
Income Tax Expense
4,133
3,710
2,235
1,720
NET INCOME $
14,919
$
13,674
$
9,046
$
7,529
Loss (Income) Attributable to Noncontrolling Interests
35
35
(591)
(591)
NET INCOME ATTRIBUTABLE

TO COMMON
SHAREOWNERS
$
14,954
$
13,709
$
8,455
$
6,938
BASIC NET INCOME PER SHARE $
0.88
$
0.81
$
0.50
$
0.41
DILUTED NET INCOME PER SHARE $
0.88
$
0.80
$
0.50
$
0.41
Average Basic Shares

Outstanding
17,016
17,016
16,931
16,931
Average Diluted

Shares Outstanding
17,045
17,045
16,946
16,946
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended Three Months Ended
March 31, 2023 March 31, 2022
(Dollars in Thousands)
As
Previously
Reported
As Restated
As
Previously
Reported
As Restated
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,954
$
13,709
$
8,455
$
6,938
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
6,808
6,808
(25,448)
(25,448)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
865
865
3
3
Derivative:
Change in net unrealized (loss) gain on effective cash flow

derivative
(801)
(801)
1,836
1,836
Benefit Plans:
Pension Settlement
-
-
209
209
Total Benefit Plans
-
-
209
209
Other comprehensive income (loss), before

tax
6,872
6,872
(23,400)
(23,400)
Deferred tax expense (benefit) related to other comprehensive income
1,719
1,719
(5,871)
(5,871)
Other comprehensive income (loss), net of tax
5,153
5,153
(17,529)
(17,529)
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
20,107
$
18,862
$
(9,074)
$
(10,591)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Three Months Ended March 31, 2023
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2023, as previously reported
16,986,785
$
170
$
37,331
$
393,744
$
(37,229)
$
394,016
Net Income Attributable to Common
Shareowners
14,954
14,954
Other Comprehensive Loss, Net of Tax
5,153
5,153
Cash Dividends ($
0.18

per share)
(3,064)
(3,064)
Repurchase of Common Stock

(25,241)
(819)
(819)
Stock Based Compensation
536
536
Stock Compensation Plan Transactions, net
60,204
-
464
464
Balance, March 31, 2023, as previously reported
17,021,748
$
170
$
37,512
$
405,634
$
(32,076)
$
411,240
As Restated
Balance, January 1, 2023, as restated
16,986,785
$
170
$
37,331
$
387,009
$
(37,229)
$
387,281
Net Income Attributable to Common
Shareowners
13,709
13,709
Other Comprehensive Loss, Net of Tax
5,153
5,153
Cash Dividends ($
0.18

per share)
(3,064)
(3,064)
Repurchase of Common Stock

(25,241)
(819)
(819)
Stock Based Compensation
536
536
Stock Compensation Plan Transactions, net
60,204
-
464
464
Balance, March 31, 2023, as restated
17,021,748
$
170
$
37,512
$
397,654
$
(32,076)
$
403,260
Three Months Ended March 31, 2022
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2022, as previously reported
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common
Shareowners
8,455
8,455
Other Comprehensive Loss, Net of Tax
(17,529)
(17,529)
Cash Dividends ($
0.16

per share)
(2,712)
(2,712)
Stock Based Compensation
245
245
Stock Compensation Plan Transactions, net
55,542
-
520
520
Balance, March 31, 2022, as previously reported
16,947,602
$
169
$
35,188
$
370,531
$
(33,743)
$
372,145
As Restated
Balance, January 1, 2022, as restated
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common
Shareowners
6,938
6,938
Other Comprehensive Loss, Net of Tax
(17,529)
(17,529)
Cash Dividends ($
0.16

per share)
(2,712)
(2,712)
Stock Based Compensation
245
245
Stock Compensation Plan Transactions, net
55,542
-
520
520
Balance, March 31, 2022, as restated
16,947,602
$
169
$
35,188
$
369,014
$
(33,743)
$
370,628

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS (Unaudited)
Three Months Ended Three Months Ended
March 31, 2023 March 31, 2022
(Dollars in Thousands)
As
Previously
Reported
As
Restated
As
Previously
Reported
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
14,954
$
13,709
$
8,455
$
6,938
Adjustments to Reconcile Net Income to

Provision for Credit Losses
3,130
3,099
-
32

Depreciation
1,969
1,969
1,907
1,907

Amortization of Premiums, Discounts, and Fees, net
1,080
1,067
2,907
2,610

Amortization of Intangible Assets
40
40
40
40

Pension Settlement Charge
-
-
209
209

Originations of Loans Held-for-Sale
(212,085)
(213,240)
(246,887)
(242,253)

Proceeds From Sales of Loans Held-for-Sale
218,597
214,545
257,550
252,584

Mortgage Banking Revenues
(6,995)
(2,871)
(8,946)
(4,055)

Net Additions for Capitalized Mortgage Servicing Rights
(633)
(91)
227
364

Stock Compensation
536
536
245
245

Net Tax Benefit From Stock-Based

Compensation
-
-
(19)
(19)

Deferred Income Taxes (Benefit)
(747)
(1,170)
(6,167)
(6,682)

Net Change in Operating Leases
(3)
(3)
(27)
(27)

Net (Gain) Loss on Sales and Write-Downs of Other Real Estate
Owned
(1,858)
(1,858)
-
-

Net Decrease (Increase) in Other Assets
(4,349)
(4,349)
1,441
1,897

Net (Decrease) Increase in Other Liabilities
12,471
12,471
7,036
7,036
Net Cash Provided (Used In) By Operating Activities
26,107
23,854
17,971
20,826
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
-
-
(194,448)
(194,448)

Payments, Maturities, and Calls
8,820
8,820
14,441
14,441
Securities Available for

Sale:
- - - -

Purchases
(2,017)
(2,017)
(25,139)
(25,139)

Proceeds from Sale of Securities
-
-
3,365
3,365

Payments, Maturities, and Calls
16,559
16,559
24,824
24,824
Purchase of loans held for investment
(121,029)
(121,029)
(26,713)
(26,713)
Net Decrease (Increase) in Loans Held for Investment
7,376
9,629
(28,405)
(31,260)
Proceeds From Sales of Other Real Estate Owned
2,699
2,699
-
-
Purchases of Premises and Equipment
(1,886)
(1,886)
(1,013)
(1,013)
Noncontrolling interest contributions received
-
-
1,838
1,838
Net Cash Used In Investing Activities
(89,478)
(87,225)
(231,250)
(234,105)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
(115,397)
(115,397)
52,645
52,645
Net (Decrease) Increase in Other Short-Term

Borrowings
(30,161)
(30,161)
(3,692)
(3,692)
Repayment of Other Long-Term

Borrowings
(50)
(50)
(78)
(78)
Dividends Paid
(3,064)
(3,064)
(2,712)
(2,712)
Payments to Repurchase Common Stock
(819)
(819)
-
-
Issuance of Common Stock Under Compensation Plans
164
164
190
190
Net Cash Provided By Financing Activities
(149,327)
(149,327)
46,353
46,353
NET DECREASE IN CASH AND CASH EQUIVALENTS
(212,698)
(212,698)
(166,926)
(166,926)
Cash and Cash Equivalents at Beginning of Period

600,650
600,650
1,035,354
1,035,354
Cash and Cash Equivalents at End of Period

$
387,952
$
387,952
$
868,428
$
868,428
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,723
$
3,723
$
715
$
715

Income Taxes Paid
$
7,466
$
7,466
$
20
$
20
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
423
$
423
$
-
$
-

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF FINANCIAL CONDITION
(Unaudited)
As of March 31, 2023
(Dollars in Thousands, except per share data)
As
Previously
Reported
2022
Restatement
Impact
2023
Restatement
Impact As Restated
ASSETS:
Cash and Due From Banks $
84,549
$
-
$
-
$
84,549
Federal Funds Sold and Interest Bearing Deposits
303,403
-
-
303,403
Total Cash and Cash Equivalents
387,952
-
-
387,952
Investment Securities Available

for Sale (amortized cost of
$
438,068
)
402,943
-
-
402,943
Investment Securities Held to Maturity (fair value of $
612,200
)
651,755
-
-
651,755
Other Equity Securities
1,883
-
-
1,883

Total Investment Securities

1,056,581
-
-
1,056,581
Loans Held For Sale
55,118
(27,726)
1,083
28,475
Loans, Net of Unearned Income
2,636,884
22,505
(2,242)
2,657,147
Allowance for Loan Losses
(26,507)
(332)
31
(26,808)
Loans, Net
2,610,377
22,173
(2,211)
2,630,339
Premises and Equipment, Net
82,055
-
-
82,055
Goodwill
93,053
-
-
93,053
Other Real Estate Owned
13
-
-
13
Other Assets
124,593
(1,182)
(117)
123,294
Total Assets
4,409,742
(6,735)
(1,245)
4,401,762
LIABILITIES
Deposits:
Noninterest Bearing Deposits
1,601,388
-
-
1,601,388
Interest Bearing Deposits
2,222,532
-
-
2,222,532
Total Deposits
3,823,920
-
-
3,823,920
Short-Term

Borrowings
26,632
-
-
26,632
Subordinated Notes Payable
52,887
-
-
52,887
Other Long-Term

Borrowings
463
-
-
463
Other Liabilities
85,878
-
-
85,878
Total Liabilities
3,989,780
-
-
3,989,780
Temporary Equity
8,722
-
-
8,722
SHAREOWNERS' EQUITY
Preferred Stock: $
.01

par value,
3,000,000

shares authorized
no

shares issues and outstanding
-
-
-
-
Common Stock, $
.01

par value,
90,000,000

shares authorized
17,021,748 shares issued and outstanding
170
-
-
170
Additional Paid-In Capital
37,512
-
-
37,512
Retained Earnings
405,634
(6,735)
(1,245)
397,654
Accumulated Other Comprehensive Loss, Net of Tax
(32,076)
-
-
(32,076)
Total Shareowners' Equity
411,240
(6,735)
(1,245)
403,260

Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,409,742
$
(6,735)
$
(1,245)
$
4,401,762

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF INCOME
(Unaudited)
For Three Months Ended March 31, 2023
(Dollars in thousands, except per share data)
As
Previously
Reported
Restatement
Impact As Restated
INTEREST INCOME
Loans, Including Fees $
34,880
$
11
$
34,891
Taxable Securities
4,912
-
4,912
Tax Exempt Securities
12
-
12
Funds Sold
4,111
-
4,111
Total Interest Income
43,915
11
43,926
INTEREST EXPENSE
Deposits
2,488
-
2,488
Short-Term

Borrowings
461
-
461
Subordinated Notes Payable
571
-
571
Other Long-Term

Borrowings
6
-
6
Total Interest Expense
3,526
-
3,526
Net Interest Income
40,389
11
40,400
Provision for Loan Losses
3,130
(31)
3,099
Net Interest Income After Provision For Loan Losses
37,259
42
37,301
NONINTEREST INCOME
Deposit Fees
5,239
-
5,239
Bank Card Fees
3,726
-
3,726
Wealth Management

Fees
3,928
-
3,928
Mortgage Banking Fees
6,995
(4,124)
2,871
Other

2,360
(366)
1,994
Total Noninterest

Income
22,248
(4,490)
17,758
NONINTEREST EXPENSE
Compensation
25,636
(2,112)
23,524
Occupancy, Net
6,762
-
6,762
Other

8,057
(668)
7,389
Total Noninterest

Expense
40,455
(2,780)
37,675
INCOME BEFORE INCOME TAXES
19,052
(1,668)
17,384
Income Tax Expense
4,133
(423)
3,710
NET INCOME
14,919
(1,245)
13,674
Pre-Tax Income

Attributable to Noncontrolling Interests
35
-
35
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,954
$
(1,245)
$
13,709
BASIC NET INCOME PER SHARE $
0.88
$
(0.07)
$
0.81
DILUTED NET INCOME PER SHARE $
0.88
$
(0.08)
$
0.80
AVERAGE

SHARES:
Basic

17,016
-
17,016
Diluted

17,045
-
17,045

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME
(Unaudited)
Three Months Ended March 31, 2023
(Dollars in thousands, except per share data)
As
Previously
Reported
Restatement
Impact As Restated
NET INCOME
$
14,954
$
(1,245)
$
13,709
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
6,808
-
6,808
Amortization of unrealized losses on securities transferred from available for sale to
held to maturity
865
-
865
Derivative:
Change in net unrealized gain on effective cash flow

derivative
(801)
-
(801)
Benefit Plans:
Other comprehensive income (loss), before

tax:
6,872
-
6,872
Deferred tax expense related to other comprehensive income
1,719
-
1,719
Other comprehensive income (loss), net of tax
5,153
-
5,153
TOTAL COMPREHENSIVE

INCOME
$
20,107
$
(1,245)
$
18,862

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Three Months Ended March 31, 2023
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2023, as previously reported
16,986,785
$170
$37,331
$393,744
$(37,229)
$394,016
Net Income Attributable to Common Shareowners
14,954
14,954
Other Comprehensive Loss, Net of Tax
5,153
5,153
Cash Dividends ($
0.18

per share)
(3,064)
(3,064)

Repurchase of Common Stock

(25,241)
(819)
(819)

Stock Based Compensation
536
536

Stock Compensation Plan Transactions, net
60,204
-
464
464
Balance, March 31, 2023, as previously reported
17,021,748
$170
$37,512
$405,634
$(32,076)
$411,240
Restatement Impacts
Balance, January 1, 2023, as restated - - -
(6,735)
-
(6,735)
Net Income Attributable to Common Shareowners
(1,245)
(1,245)
Balance, March 31, 2023, as restated - - -
(7,980)
-
(7,980)
As Restated
Balance, January 1, 2023, as restated
16,986,785
$170
$37,331
$387,009
$(37,229)
$387,281
Net Income Attributable to Common Shareowners
13,709
13,709
Other Comprehensive Loss, Net of Tax
5,153
5,153
Cash Dividends ($
0.18

per share)
(3,064)
(3,064)

Repurchase of Common Stock

(25,241)
(819)
(819)

Stock Based Compensation
536
536

Stock Compensation Plan Transactions, net
60,204
-
464
464
Balance, March 31, 2023, as restated
17,021,748
$170
$37,512
$397,654
$(32,076)
$403,260

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2023
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
14,954
$
(1,245)
$
13,709
Adjustments to Reconcile Net Income to

Provision for Credit Losses
3,130
(31)
3,099

Depreciation
1,969
-
1,969

Amortization of Premiums, Discounts, and Fees, net
1,080
(13)
1,067

Amortization of Intangible Assets
40
-
40

Originations of Loans Held-for-Sale
(212,085)
(1,155)
(213,240)

Proceeds From Sales of Loans Held-for-Sale
218,597
(4,052)
214,545

Mortgage Banking Revenues
(6,995)
4,124
(2,871)

Net Additions for Capitalized Mortgage Servicing Rights
(633)
542
(91)

Stock Compensation
536
-
536

Deferred Income Taxes (Benefit)
(747)
(423)
(1,170)

Net Change in Operating Leases
(3)
-
(3)

Net (Gain) Loss on Sales and Write-Downs of Other Real Estate Owned
(1,858)
-
(1,858)

Net Decrease (Increase) in Other Assets
(4,349)
-
(4,349)

Net (Decrease) Increase in Other Liabilities
12,471
-
12,471
Net Cash Provided (Used In) By Operating Activities
26,107
(2,253)
23,854
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
8,820
-
8,820
Securities Available for

Sale:

Purchases
(2,017)
-
(2,017)

Payments, Maturities, and Calls
16,559
-
16,559
Purchase of loans held for investment
(121,029)
-
(121,029)
Net Decrease in Loans Held for Investment
7,376
2,253
9,629
Proceeds From Sales of Other Real Estate Owned
2,699
-
2,699
Purchases of Premises and Equipment
(1,886)
-
(1,886)
Net Cash Used In Investing Activities
(89,478)
2,253
(87,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
(115,397)
-
(115,397)
Net (Decrease) Increase

in Other Short-Term Borrowings
(30,161)
-
(30,161)
Repayment of Other Long-Term

Borrowings
(50)
-
(50)
Dividends Paid
(3,064)
-
(3,064)
Payments to Repurchase Common Stock
(819)
-
(819)
Issuance of Common Stock Under Compensation Plans
164
-
164
Net Cash Provided By Financing Activities
(149,327)
-
(149,327)
NET DECREASE IN CASH AND CASH EQUIVALENTS
(212,698)
-
(212,698)
Cash and Cash Equivalents at Beginning of Period

600,650
-
600,650
Cash and Cash Equivalents at End of Period

$
387,952
$
-
$
387,952
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,723
$
-
$
3,723

Income Taxes Paid
$
7,466
$
-
$
7,466
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
423
$
-
$
423

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

The net unamortized, unrealized loss on the transferred securities included in accumulated
other comprehensive loss in the accompanying statement of financial condition at March 31, 2023 totaled $
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

(As Restated) (As Restated)
(Dollars in Thousands) March 31, 2023

December 31, 2022
Commercial, Financial and Agricultural $
236,263

$
247,362
Real Estate – Construction

253,903

234,519
Real Estate – Commercial Mortgage

798,438

782,557
Real Estate – Residential (1)

855,357

749,513
Real Estate – Home Equity

206,931

208,217
Consumer (2)

306,255

325,517
Loans Held For Investment, Net of Unearned Income $
2,657,147

$
2,547,685
(1) Includes loans in process balances of $
8.5

million and $
6.1

million at March 31, 2023 and December 31,

2022, respectively.
(2)
Includes overdraft balances of $
0.9

million and $
1.1

million at March 31, 2023 and December 31, 2022,

respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
5.7

million at March 31, 2023 and $
5.1
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
Policies in the 2022 Form 10-K/A.

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
March 31, 2023 (As Restated)
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068
Provision for Credit Losses
78
704
7
1,152
(10)
1,329
3,260
Charge-Offs
(164)
-
(120)
-
-
(2,366)
(2,650)
Recoveries

95
1
8
57
25
944
1,130
Net (Charge-Offs) Recoveries
(69)
1
(112)
57
25
(1,422)
(1,520)
Ending Balance $
1,515
$
3,359
$
4,710
$
11,950
$
1,879
$
3,395
$
26,808
Three Months Ended
March 31, 2022 (As Restated)
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
Provision for Credit Losses
(161)
(714)
(181)
346
(405)
1,068
(47)
Charge-Offs
(73)
-
(266)
-
(33)
(1,402)
(1,774)
Recoveries

165
8
29
27
58
716
1,003
Net (Charge-Offs) Recoveries
92
8
(237)
27
25
(686)
(771)
Ending Balance $
2,122
$
2,596
$
5,392
$
4,502
$
1,916
$
4,260
$
20,788
For the three months ended March 31, 2023, the allowance for HFI loans increased by $
1.7

million and reflected a provision expense
of $ 3.2

million and net loan charge-offs of $
1.5

million.

The increase was primarily driven by incremental reserves needed for loan growth.

For the three months ended March 31, 2022, the allowance decreased by $
0.8

million and reflected a provision benefit of
$
0.05

million and net loan charge-offs of $
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
March 31, 2023 (As Restated)
Commercial, Financial and Agricultural $
248
$
4
$
-
$
252
$
235,999
$
12
$
236,263
Real Estate – Construction

1,137
-
-
1,137
252,766
-
253,903
Real Estate – Commercial Mortgage

64
66
-
130
795,747
2,561
798,438
Real Estate – Residential (1)

1,040
-
-
1,040
853,551
766
855,357
Real Estate – Home Equity

54
-
-
54
206,195
682
206,931
Consumer

2,175
273
-
2,448
303,239
568
306,255
Total $
4,718
$
343
$
-
$
5,061
$
2,647,497
$
4,589
$
2,657,147
December 31, 2022 (As Restated)
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
(As
Restated)
Revolving (As
Restated)
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
$
120
Real Estate - Residential:
Pass $
116,896
$
473,235
$
92,988
$
44,541
$
28,365
$
80,711
$
9,109
$
845,845
Special Mention
-
92
356
525
-
632
-
1,605
Substandard

-

1,042

1,133

1,725

953

3,054

-

7,907
Total

$
116,896
$
474,369
$
94,477
$
46,791
$
29,318
$
84,397
$
9,109
$
855,357
Real Estate - Home
Equity:
Performing $
-
$
149
$
133
$
12
$
387
$
1,192
$
204,376
$
206,249
Nonperforming

-

-

-

-

14

76

592

682
Total

$
-
$
149
$
133
$
12
$
401
$
1,268
$
204,968
$
206,931
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

(As Restated) (As Restated)
March 31, 2023 December 31, 2022
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
28,204
$
28,475
$
26,274
$
26,909
Residential Mortgage Loan Commitments ("IRLCs") (1)
51,984
1,346
36,535
819
Forward Sales Contracts (2)
34,000
(216)
15,500
187
$
29,605
$
27,915
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

(As Restated)
Three Months Ended March 31,
(Dollars in Thousands) 2023 2022
Net realized gains on sales of mortgage loans $
1,194
$
2,140
Net change in unrealized gain on mortgage loans held for sale
457
(900)
Net change in the fair value of mortgage loan commitments (IRLCs)
527
(141)
Net change in the fair value of forward sales contracts
(402)
857
Pair-Offs on net settlement of forward sales contracts
(1)
2,255
Mortgage servicing rights additions
191
4
Net origination fees
905
(160)
Total mortgage banking

revenues
$
2,871
$
4,055

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(As Restated) (As Restated)
(Dollars in Thousands) March 31, 2023 December 31, 2022
Number of residential mortgage loans serviced for others
1,806
1,769
Outstanding principal balance of residential mortgage loans serviced for others
$
418,150
$
410,740
Weighted average

interest rate
3.95%
3.62%
Remaining contractual term (in months)
304
298
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
86.9
%), GNMA (
0.5
%), and private
investor (
12.6
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

Activity in the capitalized mortgage servicing rights was as follows:

(As Restated)
Three Months Ended March 31,
(Dollars in Thousands) 2023 2022
Beginning balance $
2,599
$
3,774
Additions due to loans sold with servicing retained
191
4
Deletions and amortization
(99)
(368)
Sale of servicing rights
101
-
Ending balance $
2,792
$
3,410
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

(As Restated) (As Restated)
March 31, 2023 December 31, 2022
Minimum Maximum Minimum Maximum
Discount rates
9.51%
12.00%
9.50%
12.00%
Annual prepayment speeds
13.45%
21.56%
12.33%
20.23%
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
18.60
% at March 31, 2023 and
13.42
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
March 31, 2023 (As Restated)
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
22,373
$
-
$
-
$
22,373
U.S. Government Agency
-
174,290
-
174,290
States and Political Subdivisions
-
41,479
-
41,479
Mortgage-Backed Securities
-
69,014
-
69,014
Corporate Debt Securities
-
88,432
-
88,432
Loans Held for Sale
-
28,475
-
28,475
Interest Rate Swap Derivative
-
5,394
-
5,394
Mortgage Banking IRLC Derivative
-
-
1,346
1,346
LIABILITIES:
Mortgage Banking Hedge Derivative $
-
$
216
$
-
$
216
December 31, 2022 (As Restated)
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

(As Restated)

March 31, 2023
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
84,549
$
84,549
$
-
$
-
Short-Term Investments
303,403
303,403
-
-
Investment Securities, Held to Maturity
651,755
437,174
175,026
-
Equity Securities (1)
1,883
-
1,883
-
Other Equity Securities (2)
2,848
-
2,848
-
Mortgage Servicing Rights
2,792
-
-
4,824
Loans, Net of Allowance for Credit Losses
2,630,339
-
-
2,482,705
LIABILITIES:
Deposits $
3,823,920
$
-
$
3,284,249
$
-
Short-Term

Borrowings
26,632
-
26,632
-
Subordinated Notes Payable
52,887
-
45,365
-
Long-Term Borrowings
463
-
464
-

(As Restated)

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

“we,”
“us,” or “our.”
We have restated

our previously issued consolidated financial statements contained in this Form 10-Q/A. For background on the
restatement, the fiscal periods impacted, control considerations and other information, see “Explanatory Note” preceding “Part I –
Item 1. Consolidated Financial Statement (Unaudited)” above.

In addition, this MD&A is being restated to conform to the restated
financial statements. For additional information related to the restatement

s, see “Part I – Item 1 Financial Information – Note 1 –
Restatement of Previously Issued Consolidated Financial Statements” above.
CAUTION CONCERNING FORWARD

-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q/A, including this MD&A section,

contains “forward-looking statements”

within the meaning of
the Private Securities Litigation Reform Act of 1995.

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

Please see the Introductory Note of this quarterly report on Form 10-Q/A as
well as the Introductory Note and Item 1A. Risk Factors

of our 2022 Form 10-K/A, as updated in our subsequent quarterly reports filed on Form 10-Q/A, and in our other filings made from time to time with the SEC after the date of this report.
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
MD&A section of our 2022 Form 10-K/A.

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

(As Restated) (As Restated)
2023 2022
(Dollars in Thousands, except per share data) First Fourth Third Second First
Shareowners' Equity (GAAP) $ 403,260 $ 387,281 $ 368,485 $ 368,705 $ 370,628
Less: Goodwill and Other Intangibles (GAAP) 93,053 93,093 93,133 93,173 93,213
Tangible Shareowners' Equity (non-GAAP) A 310,207 294,188 275,352 275,532 277,415
Total Assets (GAAP) 4,401,762 4,519,223 4,327,991 4,351,327 4,308,528
Less: Goodwill and Other Intangibles (GAAP) 93,053 93,093 93,133 93,173 93,213
Tangible Assets (non-GAAP) B $ 4,308,709 $ 4,426,130 $ 4,234,858 $ 4,258,154 $ 4,215,315
Tangible Common Equity Ratio (non-GAAP) A/B 7.20% 6.65% 6.50% 6.47% 6.58%
Actual Diluted Shares Outstanding (GAAP) C 17,049,913 17,039,401 16,998,177 16,981,614 16,962,362
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
18.19 17.27 16.20 16.23 16.35

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
(As Restated)
(As Restated)
2023 2022
(Dollars in Thousands, Except Per Share Data) First Fourth Third Second First
Summary of Operations :
Interest Income $
43,926
$
41,218
$
35,442
$
29,516
$
25,734
Interest Expense
3,526 3,122 2,037 987 742
Net Interest Income
40,400 38,096 33,405 28,529 24,992
Provision for Credit Losses
3,099 3,616 2,154 1,692 32
Net Interest Income After

Provision for Credit Losses
37,301 34,480 31,251 26,837 24,960
Noninterest Income
17,758 15,296 18,509 20,564 20,812
Noninterest Expense
37,675 39,262 37,699 38,150 36,523
Income Before Income Taxes
17,384 10,514 12,061 9,251 9,249
Income Tax Expense
3,710 1,900 2,493 1,685 1,720
Income Attributable to NCI
35
995
37 (306) (591)
Net Income Attributable to CCBG
13,709
9,609
9,605 7,260 6,938
Net Interest Income (FTE) (1)
40,500 38,185 33,488 28,604 25,070

Per Common Share :
Net Income Basic $
0.81
$
0.56
$
0.57
$
0.43
$
0.41
Net Income Diluted
0.80 0.56 0.57 0.43 0.41
Cash Dividends Declared
0.18 0.17 0.17 0.16 0.16
Diluted Book Value
23.65 22.73 21.68 21.71 21.85
Diluted Tangible Book Value (2)
18.19 17.27 16.20 16.23 16.35
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
Total Assets
4,411,865 4,381,825 4,357,678 4,321,388 4,266,775
Deposits
3,817,314 3,803,042 3,769,864 3,765,329 3,714,062
Shareowners’ Equity
404,067 380,570 379,305 373,365 383,956
Common Equivalent Average Shares:

Basic
17,016 16,963 16,960 16,949 16,931

Diluted
17,045 17,016 16,996 16,971 16,946
Performance Ratios:
Return on Average Assets

1.26
%
0.87
%
0.87
%
0.67
%
0.66
%
Return on Average Equity
13.76 10.02 10.05 7.80 7.33
Net Interest Margin (FTE)
4.04 3.76 3.32 2.89 2.58
Noninterest Income as % of Operating Revenue
30.53 28.65 35.65 41.89 45.44
Efficiency Ratio
64.67 73.41 72.51 77.59 79.60

Asset Quality:
Allowance for Credit Losses (“ACL”) $
26,808
$
25,068

$
22,747
$
21,463
$
20,788
Nonperforming Assets (“NPAs”)
4,602 2,728 2,422 3,231 2,745
ACL to Loans HFI
1.01
%
0.98
%
0.96
%
0.96
%
1.05
%
NPAs to Total

Assets
0.10 0.06 0.06 0.07 0.06
NPAs to Loans HFI plus OREO
0.17 0.11 0.10 0.14 0.14
ACL to Non-Performing Loans
584.18 1,091.34 944.36 683.35 762.00
Net Charge-Offs to Average Loans HFI
0.24 0.21 0.12 0.22 0.16
Capital Ratios:
Tier 1 Capital
14.23
%
14.27
%
14.59
%
14.97
%
15.91
%
Total Capital
15.29 15.30 15.58 15.95 16.95
Common Equity Tier 1
12.40 12.38 12.62 12.91 13.70
Leverage
9.09 8.91 8.80 8.70 8.74
Tangible Common Equity (2)
7.20 6.65 6.50 6.47 6.58
(1)
Fully Tax Equivalent
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 45.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary
.

Net income attributable to common shareowners of $13.7 million, or $0.80 per diluted share, for the first
quarter of 2023 compared to $9.6 million, or $0.56 per diluted share, for the fourth quarter of 2022, and $6.9 million, or $0.41 per
diluted share, for the first quarter of 2022.

Net Interest Income
.

Tax-equivalent net

interest income for the first quarter of 2023

totaled $40.5

million, compared to $38.2 million
for the fourth quarter of 2022, and $25.1 million for the first quarter of

2022.

Compared to both prior periods, the increase reflected
strong loan growth and higher interest rates across a majority of our earning assets, partially offset by higher deposit costs.

Provision and Allowance for Credit

Losses.

We recorded

a provision for credit losses of $3.1 million for the first quarter of 2023 compared to $3.6 million for the fourth quarter of 2022 and $0.03 million for the first quarter of 2022.

Compared to the fourth quarter
of 2022, the decrease reflected a lower level of loan growth.

The provision for the first quarter of 2022 reflected lower required reserves needed post-pandemic.
Noninterest Income
.

Noninterest income for the first quarter of 2023 totaled $17.8 million, an increase of $2.5 million, or 16.1%, over
the fourth quarter of 2022 and a decrease of $3.1 million, or 14.7%, from

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

Lower mortgage revenues (lower rate locks and gain on sale margin)

also contributed to the decrease but was partially offset
by an increase in other income.

Noninterest Expense
.

Noninterest expense for the first quarter of 2023 totaled $37.7 million compared to $39.3 million for the fourth
quarter of 2022 and $36.5 million for the first quarter of 2022.

Compared to the fourth quarter of 2022, the $1.6 million decrease reflected a decrease in other expense of $2.6 million that was partially offset by an increase in occupancy expense of $0.5 million and
compensation expense of $0.5 million.

The decrease in other expense was primarily attributable to lower other real estate expense of
$1.6 million due to a gain on the sale of a banking office. Further,

pension expense (non-service-related component) for the first quarter of 2023 totaled $0.2 million compared to $1.1 million for the fourth quarter of 2022 which included a $1.8 million pension settlement charge.

Compared to the first quarter of 2022, the $1.2 million increase reflected increases in compensation expense of
$1.2 million and occupancy expense of $0.7 million that were partially off by a decrease in other expense of $0.7 million.

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

Period end loans increased $109.5 million, or 4.3%, over the fourth quarter of
2022 and $668.5 million, or 33.6%, over the first quarter of 2022.

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

Capital
.

At March 31, 2023, we were well-capitalized with a total risk-based capital ratio of 15.29% and a tangible common equity
ratio (a non-GAAP financial measure) of 7.20% compared to 15.

30% and 6.65%, respectively at December 31, 2022 and 16.95% and
6.58%, respectively, at March

31, 2022.

At March 31, 2023, all of our regulatory capital ratios exceeded the threshold to be well-
capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.

(As Restated)
Three Months Ended
(Dollars in Thousands, except per share data) March 31, 2023 December 31, 2022 March 31, 2022
Interest Income $ 43,926 $ 41,218 $ 25,734
Taxable Equivalent Adjustments 100 88 78
Total Interest Income (FTE) 44,026 41,306 25,812
Interest Expense 3,526 3,122 742
Net Interest Income (FTE) 40,500 38,184 25,070
Provision for Credit Losses 3,099 3,616 32
Taxable Equivalent Adjustments 100 88 78
Net Interest Income After Provision for Credit Losses 37,301 34,480 24,960
Noninterest Income 17,758 15,296 20,812
Noninterest Expense 37,675 39,262 36,523
Income Before Income Taxes 17,384 10,514 9,249
Income Tax Expense 3,710 1,900 1,720
Income Attributable to Noncontrolling Interests 35 995 (591)
Net Income Attributable to Common Shareowners $ 13,709 $ 9,609 $ 6,938

Basic Net Income Per Share $ 0.81 $ 0.56 $ 0.41
Diluted Net Income Per Share $ 0.80 $ 0.56 $ 0.41
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

I on page 58.
Tax-equivalent net

interest income for the first quarter of 2023

totaled $40.5

million, compared to $38.2 million for the fourth quarter
of 2022, and $25.1

million for the first quarter of 2022.

Compared to both prior periods, the increase reflected strong loan growth and higher rates across a majority of our earning assets, partially offset by higher deposit costs.
Our net interest margin for the first quarter of 2023 was 4.04%, an increase of 28 basis points over the fourth quarter of 2022 and 146
basis points over the first quarter of 2022, both driven by higher interest rates and an overall improved earning asset mix.

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

for the same periods.

Provision for Credit Losses
We recorded

a provision for credit losses of $3.1 million for the first quarter of 2023 compared to $3.6 million for the fourth quarter of
2022 and $0.03 million for the first quarter of 2022.

The decrease in the provision compared to the fourth quarter of 2022 was primarily attributable to a lower level of loan growth.

The credit loss provision for the first quarter of 2022 generally reflected lower
required reserves needed post-pandemic.

We discuss the allowance

for credit losses further below.
Noninterest Income
Noninterest income for the first quarter of 2023 totaled $17.8 million compared to $15.3 million for the fourth quarter of 2022 and
$20.8 million for the first quarter of 2022.

The $2.5 million increase over the fourth quarter of 2022 was primarily attributable to
higher mortgage banking revenues at CCHL of $2.8 million partially offset by lower deposit fees $0.3 million.

The increase in
mortgage banking revenues reflected a higher level of rate locks and gain on sale margin.

The decrease in deposit fees was partially
attributable to two less processing days in the first quarter.

Compared to the first quarter of 2022, the $3.1 million decrease reflected lower wealth management fees of $2.1 million and mortgage banking revenues of $1.2 million, partially offset by higher other income
of $0.3 million.

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
Noninterest income represented 30.5% of operating revenues (net interest income plus noninterest income) for the first quarter of 2023 compared to 28.7% for the fourth quarter of 2022 and 45.4% for the first quarter of 2022.
The table below reflects the major components of noninterest income.
(As Restated)

Three Months Ended
(Dollars in Thousands) March 31, 2023 December 31, 2022 March 31, 2022
Deposit Fees

$
5,239

$
5,536

$
5,191
Bank Card Fees 3,726 3,744 3,763
Wealth Management

Fees
3,928 3,649 6,070
Mortgage Banking Revenues 2,871 102 4,055
Other 1,994 2,265 1,733
Total

Noninterest Income

$
17,758

$
15,296

$
20,812
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

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $2.9 million for the first quarter of

2023, an increase of $2.8
million, over the fourth quarter of 2022 and a decrease of $1.2 million from the first quarter of 2022.

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
Mortgage Banking Activities in the Notes to Consolidated Financial Statements.

Other
.

Other income totaled $2.0 million for the first quarter of 2023, a decrease of $0.3 million, or 12.0%, from the fourth quarter of
2022 and an increase of $0.3 million, or 15.1%, over the first quarter of 2022.

Compared to both prior periods, the change was driven
by variances in miscellaneous income.

Noninterest Expense
Noninterest expense for the first quarter of 2023 totaled $37.7 million compared to $39.3 million for the fourth quarter of 2022 and
$36.5 million for the first quarter of 2022.

Compared to the fourth quarter of 2022, the $1.6

million decrease reflected a decrease in
other expense of $2.6 million that was partially offset by an increase in occupancy expense of $0.5 million and compensation expense of $0.5 million.

The decrease in other expense was primarily attributable to lower other real estate expense of $1.6 million due to a
gain on the sale of a banking office.

Further, pension expense (non-service-related

component) decreased $1.1 million from the fourth quarter of 2022 which included

a
$1.8 million pension settlement charge. Compared to the first quarter of 2022, the $1.2 million increase reflected increases in
compensation expense of $1.2 million and occupancy expense of $0.7 million that were partially off by a decrease in other expense of
$0.7 million.

The addition of banking offices and staffing in new markets

drove the variance in salary and occupancy expenses.

Further, compensation expense reflected

a $0.7 million decrease in pension service cost that was partially offset by an increase in
stock-based compensation expense of $0.4 million.

The reduction in other expense was primarily due to lower pension expense (non-
service related component).
The table below reflects the major components of noninterest expense.
(As Restated)

Three Months Ended
(Dollars in Thousands) March 31, 2023 December 31, 2022 March 31, 2022
Salaries $ 19,517

$
18,581

$
18,106
Associate Benefits 4,007 4,452 4,192
Total Compensation

23,524 23,033 22,298

Premises 3,245 2,907 2,759
Equipment 3,517 3,346 3,334
Total Occupancy 6,762 6,253 6,093

Legal Fees 362 390 349
Professional Fees 1,324 1,441 1,332
Processing Services 1,742 1,368 1,637
Advertising 874 729 773
Telephone 706 690 728
Insurance - Other 831 649 510
Other Real Estate Owned, net

(1,827) (241) 25
Pension - Other 7 1,371 (654)
Pension Settlement - (291) 102
Miscellaneous 3,370 3,870 3,330
Total Other

7,389 9,976 8,132
Total

Noninterest Expense

$ 37,675 $ 39,262 $ 36,523
Significant components of noninterest expense are discussed in more detail below.

Compensation
.

Compensation expense totaled $23.5 million for the first quarter of 2023, an increase of $0.5 million, or 2.1%, over
the fourth quarter of 2022 and an increase of $1.2 million, or 5.5%, over the first quarter of 2022.

Compared to the fourth quarter of
2022, the $0.5 million increase in compensation expense reflected an increase in salary expense of $0.9 million that was partially
offset by a decrease in associate benefits expense of $0.4

million.

The increase in salary expense was primarily attributable to a decrease in realized loan cost (credit to salary expense) and higher payroll tax expense which reflected the annual re-set of this tax as well as payroll taxes related to a high level of cash/stock incentives paid in the first quarter.

The decrease in associate benefit expense
reflected a decrease of $0.7 million in pension service cost that was partially offset by increases in stock compensation (higher
expected pay-out for long-term incentive plan), associate insurance,

and other associate benefit expense (annual sales/service awards event).

Compared to the first quarter of 2022, the increase reflected higher salary expense of $1.4 million partially offset by lower
associate benefit expense of $0.2 million.

The increase in salary expense was primarily due to a decrease in realized loan cost and the
addition of banking offices and staffing

in new markets.

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
Other
.

Other noninterest expense totaled $7.4 million for the first quarter of

2023, a decrease of $2.6 million, or 25.9%, from the
fourth quarter of 2022 and a decrease of $0.7 million, or 9.1%, from

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
Our operating efficiency ratio (expressed as noninterest

expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 64.67% for the first quarter of 2023 compared to 73.41% for the fourth quarter of 2022 and 79.60% for the
first quarter of 2022.

The improvement over both prior periods reflected higher net interest income.

Income Taxes
We realized income

tax expense of $3.7 million (effective rate of 21.3%) for the first quarter of 2023 compared to $1.9 million
(effective rate of 18.1%) for the fourth quarter of 2022 and $1.7 million (effective rate of 18.6%) for the first quarter of 2022.

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
31.5%, over the first quarter of 2022.

Period end loans increased $109.5 million, or 4.3%, over the fourth quarter of 2022 and $668.5
million, or 33.6%, over the first quarter of 2022.

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

$26.8 million compared to $25.1 million at December 31,
2022 and $20.8 million at March 31, 2022.

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

At March 31, 2023, the allowance represented 1.01% of

HFI loans and provided coverage of 584% of nonperforming loans compared to 0.98% and 1,091%, respectively,

at December 31, 2022, and 1.05% and 762%, respectively,

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
Capital
Our capital ratios are presented in the Selected Quarterly Financial Data table on page 46.

At March 31, 2023, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $403.3 million at March 31, 2023 compared to $387.3 million at December 31, 2022 and $370.6 million at
March 31, 2022.

For the first three months of 2023, shareowners’ equity was positively impacted by net income attributable to
common shareowners of $13.7 million, a $5.8

million decrease in the unrealized loss on investment securities, the issuance of stock of
$1.8 million, and stock compensation accretion of $0.5 million.

Shareowners’ equity was reduced by common stock dividends of $3.1 million ($0.18 per share), the repurchase of stock of $0.8 million (25,241 shares), net adjustments totaling $1.4

million related to
transactions under our stock compensation plans, and a $0.5 million decrease in the fair value of the interest rate swap related to
subordinated debt.

At March 31, 2023, our total risk-based capital ratio was 15.29% compared to 15.30% at December 31, 2022 and 16.95% at March 31,
2022.

Our common equity tier 1 capital ratio was 12.40%, 12.38%, and 13.70%, respectively,

on those dates.

Our leverage ratio was
9.09%, 8.91%, and 8.74%, respectively,

on those dates.

At March 31, 2023, all our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity ratio was 7.20%

at
March 31, 2023 compared to 6.65% and 6.58% at December 31, 2022 and March 31, 2022, respectively.

If our unrealized HTM
securities losses of $29.5 million (after-tax) were recognized in accumulated other comprehensive loss, our adjusted tangible capital
ratio would be 6.51%.
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

The discount rate assumption used to calculate the pension liability is subject to long

-term corporate bond rates at
December 31
st
.

These assumptions are sensitivities are discussed in our 2022 Form 10-K/A “Critical Accounting

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

Financial Statements included in our 2022 Form 10-
K/A.

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

Discussion and Analysis of Financial Condition and Results of Operations, and

Part II, Item 7,
Management’s Discussion and Analysis

of Financial Condition and Results of Operations included

in our 2022 Form 10-K/A.

TABLE I
AVERAGE

BALANCES & INTEREST RATES
(As Restated)
Three Months Ended

March 31, 2023 December 31, 2022 March 31, 2022

Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

55,110
$

644 4.74%
$

42,910
$

582 5.38%
$

43,004
$

397 3.19%
Loans Held for Investment
(1)(2)
2,582,395 34,342 5.39 2,439,379 31,409 5.11 1,963,578 22,107 4.57
Taxable Securities 1,061,372 4,911 1.86 1,078,265 4,835 1.78 1,056,736 2,889 1.10
Tax-Exempt Securities
(2)
2,840 18 2.36 2,827 17 2.36 2,409 10 1.60
Federal Funds Sold and Interest Bearing
Deposits
360,971 4,111 4.62 469,352 4,463 3.77 873,097 409 0.19
Total Earning Assets 4,062,688 44,026 4.39% 4,032,733 41,306 4.07% 3,938,824 25,812 2.66%
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
Other Liabilities 81,206 84,585 72,166
TOTAL LIABILITIES 3,998,996 3,991,888 3,872,301
Temporary Equity 8,802 9,367 10,518

TOTAL SHAREOWNERS’ EQUITY 404,067 380,570 383,956
TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY
$

4,411,865
$

4,381,825
$

4,266,775

Interest Rate Spread 3.77% 3.52% 2.52%
Net Interest Income
$

40,500
$

38,184
$

25,070
Net Interest Margin (3) 4.04% 3.76% 2.58%
(1)

Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loan fees of $0.1 million, $0.2

million and less than $0.1

million for the three months ended March 31,

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
Item 4.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At March 31, 2023, the end of the period covered by this Form 10-Q/A,

our management, including our Chief Executive Officer and
Chief Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934).

Based upon that evaluation, at the time the Original Form 10-Q was filed, our Chief Executive
Officer and Chief Financial Officer concluded

that, as of the end of the period covered by this report, these disclosure controls and procedures were effective. Subsequent to that evaluation, management conducted a reevaluation, concluding that our disclosure
controls and procedures were ineffective as of March 31, 2023 due to the identification of the material weakness discussed below.
Previously Reported Material Weakness

in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is
defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As reported in our 2022 Form 10-K/A, we did not maintain
effective internal control as of December 31, 2022 as a result of a material weakness in our internal control over financial reporting for
the review of certain inter-company mortgage sales and

servicing. A material weakness is a deficiency,

or a combination of
deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the
Company’s annual interim financial

statements will not be prevented or detected on a timely basis. Refer to our 2022

Form 10-K/A for
a description of our material weakness.
Ongoing Remediation Efforts to Address Material Weakness
Our material weakness was not remediated as of the filing of this Form 10-Q/A.

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

●
Enhance financial close checklist and pre-close meeting agenda to ensure proper and timely identification of inter-company
activities subject to elimination.
Management believes the foregoing effects will effectively

remediate the material weakness described above. As the Company continues to evaluate and improve its internal control over financial reporting and disclosure controls and procedures, management
may determine to take additional measures to improve controls and determine to modify the remediation plan described above. The
Company is working to remediate the material weakness as efficiently and effectively as possible. Procedures to implement the
remediation plan have required significant amounts of time, allocation of internal resources and external costs, and remaining
remediation efforts will continue to place significant demands on financial and operational resources until this plan is completed.

The material weakness described above cannot be considered remediated until the applicable controls have operated for a sufficient
period of time and management has concluded, through testing, that these controls are designed and operating effectively.
Accordingly, management

will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in
the activities affected by the material weakness described above.

Changes in Internal Control

Except as identified above with respect to remediation of the material weakness,

during the quarter ended on March 31, 2023, there
were no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that
materially affected, or are reasonably likely to materially

affect, our internal control over financial reporting.

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
Item 1A. “Risk Factors” in our 2022 Form 10-K/A, as updated in our subsequent quarterly reports. The risks described in our 2022
Form 10-K/A and our subsequent quarterly reports are not the only risks facing

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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Mr. Larkin is the Principal

Financial Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: December 22, 2023