Form 10-Q/A
period 2023-06-30
CAPITAL CITY BANK GROUP INC
filed 2023-12-22
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q/A
(Amendment No. 1)
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

[X ]
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

EXPLANATORY NOTE
Capital City Bank Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-
Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the period ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 31, 2023 (the “Original Form 10-Q”). Except as described below, no other information included in the Original Form 10-Q is being amended or updated by this Amendment and this
Amendment does not purport to reflect any information or events subsequent to the Original Form 10-Q.
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
The Company determined that it would file amendments to the Annual Report on Form 10-K for the year ended December 31, 2022, its Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and the Original Form 10-Q, including restated
financial statements and related disclosures (collectively, the “Amended Reports”). All material restatement information will be included in the Amended Reports, and we do not intend to separately amend the Quarterly Reports on Form 10-Q that the Company has previously filed with the SEC for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022 (collectively, the “2022 Form 10-Qs”). As a result, the 2022 Form 10-Qs should no longer be relied upon.
Restatement of Previously Issued Consolidated Financial Statements
This Form 10-Q/A includes unaudited restated consolidated financial statements as of June 30, 2023 and for the three-month and six-
month periods ended June 30, 2023, and the audited restated consolidated statements of financial condition as of December 31, 2022.
In addition to correcting the accounting treatment for the mortgage banking inter-company transactions described above, the restated
consolidated financial statements, included herein also correct previously identified errors that the Company determined to be immaterial, both individually and in the aggregate.
For additional information on the restatements, see “Part I – Item 1 Financial Information – Note 1 – Restatement of Previously Issued
Consolidated Financial Statements” in this Form 10-Q/A.
This Form 10-Q/A also amends and restates the following items included in the Original Form 10-Q as appropriate to reflect the restatement and revision of the relevant periods: Part I – Item 1 Financial Information; Item 2. Management’s Discussions and
Analysis of Financial Condition and Results of Operations; Item 3. Quantitative and Qualitative Disclosures About Market Risk; Item
4. Controls and Procedures; and Part II - Item 6. Exhibits.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer
(attached as Exhibits 31.1, 31.2, 32.1, and 32.2).
Except as discussed above and as further described herein, the Company has not modified or updated the disclosures presented in the
Original Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of Original Form 10-Q or modify or update those disclosures affected by any such subsequent events. Information not affected by the restatements reflects disclosures made at the time of the filing of the Original Form 10-Q. Forward-looking statements included in this Form 10-Q/A represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. This Form 10-Q/A should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.

Control Considerations
In connection with the restatements discussed above, management has re-assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of June 30, 2023, as further described in “Part I – Item 4. Controls and Procedures.” Based on this assessment, the Company identified a material weakness in its internal control over financial reporting for the review of significant inter-company mortgage sales and servicing. As a result, the Company’s Chief Financial Officer concluded that the internal control over financial reporting and disclosure controls and procedures were not effective as of June 30,
2023. Management has taken steps towards remediating the material weakness in the Company’s internal control over financial reporting. For additional information related to the material weakness in internal control over financial and the related remedial measures, see Part II Item 9A – Controls and Procedures in the Company’s Form 10-K/A for the year ended December 31, 2022, which was filed with the SEC on December 22, 2023 (the “2022 Form 10-K/A”) for a description of these matters.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q/A
FOR THE PERIOD ENDED JUNE 30, 2023
TABLE OF CONTENTS

PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – June 30, 2023 and December 31, 2022 7
Consolidated Statements of Income – Three and Six Months Ended June 30, 2023 and 2022 8
Consolidated Statements of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2023 and 2022 9
Consolidated Statements of Changes in Shareowners’ Equity – Three and Six Months Ended June 30, 2023 and 2022 10
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2023 and 2022 11
Notes to Consolidated Financial Statements 12

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
50

Item 3.

Quantitative and Qualitative Disclosure About Market Risk
66

Item 4.

Controls and Procedures
66

PART II –

Other Information

Item 1. Legal Proceedings 67

Item 1A. Risk Factors 67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 67

Item 3. Defaults Upon Senior Securities 67
Item 4. Mine Safety Disclosure 67
Item 5. Other Information 67

Item 6. Exhibits 69

Signatures

70

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

Securities

1,029,321

1,074,048

Loans Held For Sale, at fair value
44,659

26,909

Loans Held for Investment
2,683,512

2,547,685
Allowance for Credit Losses

(28,243)

(25,068)
Loans Held for Investment, Net

2,655,269

2,522,617

Premises and Equipment, Net

82,062

82,138
Goodwill and Other Intangibles

93,013

93,093
Other Real Estate Owned
1
431
Other Assets

118,073

119,337
Total Assets $
4,391,206
$
4,519,223

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
170
170
Additional Paid-In Capital

36,853
37,331
Retained Earnings

408,771
387,009
Accumulated Other Comprehensive Loss, net of tax

(33,372)
(37,229)
Total Shareowners’ Equity

412,422
387,281
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,391,206
$
4,519,223
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
(As Restated) (As Restated)
Three Months Ended

June 30,
Six Months Ended

June 30,
(Dollars in Thousands, Except Per Share

Data)
2023 2022 2023 2022
INTEREST INCOME
Loans, including Fees $
37,608
$
24,268
$
72,499
$
46,697
Investment Securities:
Taxable
4,803
3,833
9,716
6,723
Tax Exempt
12
7
23
13
Funds Sold

2,782
1,408
6,893
1,817
Total Interest Income
45,205
29,516
89,131
55,250
INTEREST EXPENSE
Deposits
4,008
266
6,496
490
Short-Term

Borrowings
451
343
912
535
Subordinated Notes Payable
604
370
1,175
687
Other Long-Term

Borrowings
5
8
11
17
Total Interest Expense
5,068
987
8,594
1,729
NET INTEREST INCOME
40,137
28,529
80,537
53,521
Provision for Credit Losses
2,197
1,692
5,296
1,724
Net Interest Income After Provision For Credit Losses
37,940
26,837
75,241
51,797
NONINTEREST INCOME
Deposit Fees
5,326
5,447
10,565
10,638
Bank Card Fees
3,795
4,034
7,521
7,797
Wealth Management

Fees
4,149
4,403
8,077
10,473
Mortgage Banking Revenues
3,363
4,857
6,234
8,912
Other
3,334
1,823
5,328
3,556
Total Noninterest

Income
19,967
20,564
37,725
41,376
NONINTEREST EXPENSE
Compensation
23,438
23,222
46,962
45,520
Occupancy, Net
6,820
6,075
13,582
12,168
Other
10,027
8,853
17,417
16,985
Total Noninterest

Expense
40,285
38,150
77,961
74,673
INCOME BEFORE INCOME TAXES
17,622
9,251
35,005
18,500
Income Tax Expense
3,417
1,685
7,126
3,405
NET INCOME
14,205
7,566
27,879
15,095
(Income) Loss Attributable to Noncontrolling Interests
(31)
(306)
4
(897)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,174
$
7,260
$
27,883
$
14,198
BASIC NET INCOME PER SHARE $
0.83
$
0.43
$
1.64
$
0.84
DILUTED NET INCOME PER SHARE $
0.83
$
0.43
$
1.64
$
0.84
Average Common

Basic Shares Outstanding
17,002
16,949
17,009
16,940
Average Common

Diluted Shares Outstanding
17,035
16,971
17,040
16,958
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(As Restated) (As Restated)
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2023 2022 2023 2022
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,174
$
7,260
$
27,883
$
14,198
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
12,878
$
238
$
31,740
$
(10,353)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, April 1, 2023, as restated
17,021,748
$
170
$
37,512
$
397,654
$
(32,076)
$
403,260
Net Income Attributable to Common Shareowners
-
-
-
14,174
-
14,174
Other Comprehensive Loss, net of tax -
-
-
-
(1,296)
(1,296)
Cash Dividends ($
0.1800

per share)
-
-
-
(3,057)
-
(3,057)
Repurchase of Common Stock
(40,495)
-
(1,203)
-
-
(1,203)
Stock Based Compensation
-
-
228
-
-
228
Stock Compensation Plan Transactions, net
10,381
-
316
-
-
316
Balance, June 30, 2023, as restated
16,991,634
$
170
$
36,853
$
408,771
$
(33,372)
$
412,422
Balance, April 1, 2022, as restated
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
27,883
-
27,883
Other Comprehensive Income, net of tax -
-
-
-
3,857
3,857
Cash Dividends ($
0.3600

per share)
-
-
-
(6,121)
-
(6,121)
Repurchase of Common Stock
(65,736)
-
(2,022)
-
-
(2,022)
Stock Based Compensation -
-
764
-
-
764
Stock Compensation Plan Transactions, net
70,585
-
780
-
-
780
Balance, June 30, 2023, As Restated
16,991,634
$
170
$
36,853
$
408,771
$
(33,372)
$
412,422
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
(Dollars in Thousands) 2023 2022
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
27,883
$
14,198
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
5,296
1,724

Depreciation
3,927
3,802

Amortization of Premiums, Discounts and Fees, net
2,117
5,053

Amortization of Intangible Asset
80
80

Pension Plan Settlement (Gain) Charge
(291)
378

Originations of Loans Held-for-Sale
(214,364)
(549,018)

Proceeds From Sales of Loans Held-for-Sale
202,848
585,476

Mortgage Banking Revenues
(6,234)
(8,912)

Net Additions for Capitalized Mortgage Servicing Rights
(253)
360

Stock Compensation
764
489

Net Tax Benefit From Stock-Based

Compensation
-
(19)

Deferred Income Taxes
(2,849)
(9,887)

Net Change in Operating Leases
(3)
(72)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,900)
(26)

Net Decrease in Other Assets
4,593
3,516

Net Increase in Other Liabilities
3,815
22,040
Net Cash Provided By Operating Activities
25,429
69,182
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
61,293
(130,913)
Proceeds From Sales of Other Real Estate Owned
3,772
30
Purchases of Premises and Equipment
(3,851)
(3,322)
Noncontrolling Interest Contributions
-
2,573
Net Cash Used In Investing Activities
(92,938)
(483,114)
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

Restatement of Previously Issued Consolidated Financial

Statements
We have restated

herein our unaudited consolidated financial statements for the three and six months ended June 30, 2023. We

have
also restated financial statements for the year ended December 31, 2022 and restated

the impacted amounts within the accompanying
notes to the consolidated financial statements.

Restatement Background
CCHL sold residential mortgage loans to CCB. CCHL recorded mortgage banking revenue and a mortgage servicing right. On an
ongoing basis, CCHL recognized noninterest income for servicing these loans on behalf of CCB. As a result of this misstatement,
assets are overstated by $
1.6

million as of June 30, 2023 and net income is overstated by $
1.6

million for the six months ended June
30, 2023. This represents
0.04
% of total assets as of June 30, 2023 and
5.83
% of net income for the six months ended June 30, 2023.
As a result, diluted EPS decreases from $
1.73

per share to $
1.64

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
Description of Restatement Tables
The following tables present the amounts previously reported and a reconciliation of the restatement amounts reported on the restated
Consolidated Statements

of Financial Condition as of June 30, 2023 and December 31, 2022, the restated

Consolidated Statements

of
Income for the three and six months ended June 30, 2023 and 2022, the restated

Consolidated Statements

of Comprehensive Income
(Loss) for the three and six months ended June 30, 2023 and 2022, the restated Consolidated

Statements of Changes in Shareowners’
Equity for the three and six months ended June 30, 2023 and 2022, and the restated Consolidated

Statements of Cash Flows for the six
months ended June 30, 2023. The amounts previously reported as of June 30,

2023 and for the three and six months ended June 30,
2023 were derived from our Quarterly Report on Form 10-Q for the period ended June 30, 2023, originally filed July 31, 2023.

PART

I.

FINANCIAL INFORMATION
Item 1.
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(Unaudited)
June 30, 2023 December 31, 2022
(Dollars in Thousands, Except Par Value)
As Previously
Reported
As Restated
As Previously
Reported
As Restated
ASSETS

Cash and Due From Banks $
83,679
$
83,679
$
72,114
$
72,114
Federal Funds Sold and Interest Bearing Deposits

285,129

285,129

528,536

528,536
Total Cash and Cash Equivalents

368,808

368,808

600,650

600,650

Investment Securities, Available

for Sale, at fair value (amortized
cost of $
424,220

and $
455,232
)

386,220

386,220

413,294

413,294
Investment Securities, Held to Maturity (fair value of $
595,219
and $
612,701
)

641,398

641,398

660,744

660,744
Equity Securities
1,703

1,703
10

10
Total Investment

Securities

1,029,321

1,029,321

1,074,048

1,074,048

Loans Held For Sale, at fair value
67,908

44,659
54,635

26,909

Loans Held for Investment
2,667,003

2,683,512
2,525,180

2,547,685
Allowance for Credit Losses

(27,964)

(28,243)

(24,736)

(25,068)
Loans Held for Investment, Net

2,639,039

2,655,269

2,500,444

2,522,617

Premises and Equipment, Net

82,062

82,062

82,138

82,138
Goodwill and Other Intangibles

93,013

93,013

93,093

93,093
Other Real Estate Owned
1
1
431
431
Other Assets

119,411

118,073

120,519

119,337
Total Assets $
4,399,563
$
4,391,206
$
4,525,958
$
4,519,223

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,520,134
$
1,520,134
$
1,653,620
$
1,653,620
Interest Bearing Deposits

2,268,732

2,268,732

2,285,697

2,285,697
Total Deposits

3,788,866

3,788,866

3,939,317

3,939,317

Short-Term

Borrowings

50,673
50,673

56,793
56,793
Subordinated Notes Payable

52,887
52,887

52,887
52,887
Other Long-Term

Borrowings

414
414

513
513
Other Liabilities

77,192
77,192

73,675
73,675
Total Liabilities
3,970,032
3,970,032
4,123,185
4,123,185
Temporary Equity
8,752
8,752
8,757
8,757

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no
shares issued and outstanding

- -

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,991,634

and
16,986,785

shares issued and outstanding at June 30, 2023 and December 31,
2022, respectively
170
170
170
170
Additional Paid-In Capital

36,853
36,853

37,331
37,331
Retained Earnings

417,128
408,771

393,744
387,009
Accumulated Other Comprehensive Loss, net of tax

(33,372)
(33,372)

(37,229)
(37,229)
Total Shareowners’ Equity

420,779
412,422

394,016
387,281
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,399,563
$
4,391,206
$
4,525,958
$
4,519,223
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended Three Months Ended
June 30, 2023 June 30, 2022
(Dollars in Thousands, Except Per Share

Data)
As Previously
Reported
As Restated
As Previously
Reported
As Restated
INTEREST INCOME
Loans, including Fees $
37,477
$
37,608
$
24,072
$
24,268
Investment Securities:
Taxable Securities
4,803
4,803
3,833
3,833
Tax Exempt Securities
12
12
7
7
Federal Funds Sold and Interest Bearing Deposits
2,782
2,782
1,408
1,408
Total Interest Income
45,074
45,205
29,320
29,516
INTEREST EXPENSE
Deposits
4,008
4,008
266
266
Short-Term

Borrowings
451
451
343
343
Subordinated Notes Payable
604
604
370
370
Other Long-Term

Borrowings
5
5
8
8
Total Interest Expense
5,068
5,068
987
987
NET INTEREST INCOME
40,006
40,137
28,333
28,529
Provision for Credit Losses
2,219
2,197
1,542
1,692
Net Interest Income After Provision for Credit Losses
37,787
37,940
26,791
26,837
NONINTEREST INCOME
Deposit Fees
5,326
5,326
5,447
5,447
Bank Card Fees
3,795
3,795
4,034
4,034
Wealth Management

Fees
4,149
4,149
4,403
4,403
Mortgage Banking Revenues
5,837
3,363
9,065
4,857
Other
3,766
3,334
1,954
1,823
Total Noninterest

Income
22,873
19,967
24,903
20,564
NONINTEREST EXPENSE
Compensation
24,884
23,438
25,383
23,222
Occupancy, Net
6,820
6,820
6,075
6,075
Other
10,830
10,027
9,040
8,853
Total Noninterest

Expense
42,534
40,285
40,498
38,150
INCOME BEFORE INCOME TAXES
18,126
17,622
11,196
9,251
Income Tax Expense
3,544
3,417
2,177
1,685
NET INCOME $
14,582
$
14,205
$
9,019
$
7,566
Loss (Income) Attributable to Noncontrolling Interests
(31)
(31)
(306)
(306)
NET INCOME ATTRIBUTABLE

TO COMMON
SHAREOWNERS
$
14,551
$
14,174
$
8,713
$
7,260
BASIC NET INCOME PER SHARE $
0.86
$
0.83
$
0.51
$
0.43
DILUTED NET INCOME PER SHARE $
0.85
$
0.83
$
0.51
$
0.43
Average Basic Shares

Outstanding
17,002
17,002
16,949
16,949
Average Diluted

Shares Outstanding
17,035
17,035
16,971
16,971
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Six Months Ended Six Months Ended
June 30, 2023 June 30, 2022
(Dollars in Thousands, Except Per Share

Data)
As Previously
Reported
As Restated
As Previously
Reported
As Restated
INTEREST INCOME
Loans, including Fees $
72,357
$
72,499
$
46,205
$
46,697
Taxable Securities
9,716
9,716
6,723
6,723
Tax Exempt Securities
23
23
13
13
Federal Funds Sold and Interest Bearing Deposits
6,893
6,893
1,817
1,817
Total Interest Income
88,989
89,131
54,758
55,250
INTEREST EXPENSE
Deposits
6,496
6,496
490
490
Short-Term

Borrowings
912
912
535
535
Subordinated Notes Payable
1,175
1,175
687
687
Other Long-Term

Borrowings
11
11
17
17
Total Interest Expense
8,594
8,594
1,729
1,729
NET INTEREST INCOME
80,395
80,537
53,029
53,521
Provision for Credit Losses
5,349
5,296
1,542
1,724
Net Interest Income After Provision for Credit Losses
75,046
75,241
51,487
51,797
NONINTEREST INCOME
Deposit Fees
10,565
10,565
10,638
10,638
Bank Card Fees
7,521
7,521
7,797
7,797
Wealth Management

Fees
8,077
8,077
10,473
10,473
Mortgage Banking Revenues
12,832
6,234
18,011
8,912
Other
6,126
5,328
3,802
3,556
Total Noninterest

Income
45,121
37,725
50,721
41,376
NONINTEREST EXPENSE
Compensation
50,520
46,962
50,239
45,520
Occupancy, Net
13,582
13,582
12,168
12,168
Other
18,887
17,417
17,324
16,985
Total Noninterest

Expense
82,989
77,961
79,731
74,673
INCOME BEFORE INCOME TAXES
37,178
35,005
22,477
18,500
Income Tax Expense
7,677
7,126
4,412
3,405
NET INCOME $
29,501
27,879
18,065
15,095
Loss (Income) Attributable to Noncontrolling Interests
4
4
(897)
(897)
NET INCOME ATTRIBUTABLE

TO COMMON
SHAREOWNERS
$
29,505
$
27,883
$
17,168
$
14,198
BASIC NET INCOME PER SHARE $
1.73
$
1.64
$
1.01
$
0.84
DILUTED NET INCOME PER SHARE $
1.73
$
1.64
$
1.01
$
0.84
Average Basic Shares

Outstanding
17,009
17,009
16,940
16,940
Average Diluted

Shares Outstanding
17,040
17,040
16,958
16,958
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
Three Months Ended Three Months Ended
June 30, 2023 June 30, 2022
(Dollars in Thousands)
As
Previously
Reported
As Restated
As
Previously
Reported
As Restated
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,551
$
14,174
$
8,713
$
7,260
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
(2,887)
(2,887)
(10,718)
(10,718)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
876
876
4
4
Derivative:
Change in net unrealized (loss) gain on effective cash flow

derivative
585
585
1,161
1,161
Benefit Plans:
Pension Settlement
(217)
(217)
169
169
Total Benefit Plans
(217)
(217)
169
169
Other comprehensive income (loss), before

tax
(1,643)
(1,643)
(9,384)
(9,384)
Deferred tax (benefit) expense related to other comprehensive income
(347)
(347)
(2,362)
(2,362)
Other comprehensive income (loss), net of tax
(1,296)
(1,296)
(7,022)
(7,022)
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
13,255
$
12,878
$
1,691
$
238
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
Six Months Ended Six Months Ended
June 30, 2023 June 30, 2022
(Dollars in Thousands)
As
Previously
Reported
As Restated
As
Previously
Reported
As Restated
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
29,505
$
27,883
$
17,168
$
14,198
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
3,921
3,921
(36,167)
(36,167)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
1,741
1,741
9
9
Derivative:
Change in net unrealized (loss) gain on effective cash flow

derivative
(217)
(217)
2,997
2,997
Benefit Plans:
Pension Settlement
(217)
(217)
378
378
Total Benefit Plans
(217)
(217)
378
378
Other comprehensive income (loss), before

tax
5,228
5,228
(32,783)
(32,783)
Deferred tax expense (benefit) related to other comprehensive income
1,371
1,371
(8,232)
(8,232)
Other comprehensive income (loss), net of tax
3,857
3,857
(24,551)
(24,551)
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
33,362
$
31,740
$
(7,383)
$
(10,353)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Three Months Ended June 30, 2023
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, April 1, 2023, as previously reported
17,021,748
$
170
$
37,512
$
405,634
$
(32,076)
$
411,240
Net Income Attributable to Common Shareowners
14,551
14,551
Other Comprehensive Loss, Net of Tax
(1,296)
(1,296)
Cash Dividends ($
0.18

per share)
(3,057)
(3,057)
Repurchase of Common Stock

(40,495)
(1,203)
(1,203)
Stock Based Compensation
228
228
Stock Compensation Plan Transactions, net
10,381
-
316
316
Balance, June 30, 2023, as previously reported
16,991,634
$
170
$
36,853
$
417,128
$
(33,372)
$
420,779
As Restated
Balance, April 1, 2023, as restated
17,021,748
$
170
$
37,512
$
397,654
$
(32,076)
$
403,260
Net Income Attributable to Common Shareowners
14,174
14,174
Other Comprehensive Loss, Net of Tax
(1,296)
(1,296)
Cash Dividends ($
0.18

per share)
(3,057)
(3,057)
Repurchase of Common Stock

(40,495)
(1,203)
(1,203)
Stock Based Compensation
228
228
Stock Compensation Plan Transactions, net
10,381
-
316
316
Balance, June 30, 2023, as restated
16,991,634
$
170
$
36,853
$
408,771
$
(33,372)
$
412,422
Three Months Ended June 30, 2022
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, April 1, 2022, as previously reported
16,947,602
$
169
$
35,188
$
370,531
$
(33,743)
$
372,145
Net Income Attributable to Common Shareowners
8,713
8,713
Other Comprehensive Loss, Net of Tax
(7,022)
(7,022)
Cash Dividends ($
0.16

per share)
(2,712)
(2,712)
Stock Based Compensation
244
244
Stock Compensation Plan Transactions, net
11,678
1
306
307
Balance, June 30, 2022, as previously reported
16,959,280
$
170
$
35,738
$
376,532
$
(40,765)
$
371,675
As Restated
Balance, April 1, 2022, as restated
16,947,602
$
169
$
35,188
$
369,014
$
(33,743)
$
370,628
Net Income Attributable to Common Shareowners
7,260
7,260
Other Comprehensive Loss, Net of Tax
(7,022)
(7,022)
Cash Dividends ($
0.16

per share)
(2,712)
(2,712)
Stock Based Compensation
244
244
Stock Compensation Plan Transactions, net
11,678
1
306
307
Balance, June 30, 2022, as restated
16,959,280
$
170
$
35,738
$
373,562
$
(40,765)
$
368,705

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Six Months Ended June 30, 2023
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2023, as previously reported
16,986,785
$
170
$
37,331
$
393,744
$
(37,229)
$
394,016
Net Income Attributable to Common Shareowners
29,505
29,505
Other Comprehensive Loss, Net of Tax
3,857
3,857
Cash Dividends ($
0.36

per share)
(6,121)
(6,121)
Repurchase of Common Stock

(65,736)
(2,022)
(2,022)
Stock Based Compensation
764
764
Stock Compensation Plan Transactions, net
70,585
-
780
780
Balance, June 30, 2023, as previously reported
16,991,634
$
170
$
36,853
$
417,128
$
(33,372)
$
420,779
As Restated
Balance, January 1, 2023, as restated
16,986,785
$
170
$
37,331
$
387,009
$
(37,229)
$
387,281
Net Income Attributable to Common Shareowners
27,883
27,883
Other Comprehensive Loss, Net of Tax
3,857
3,857
Cash Dividends ($
0.36

per share)
(6,121)
(6,121)
Repurchase of Common Stock

(65,736)
(2,022)
(2,022)
Stock Based Compensation
764
764
Stock Compensation Plan Transactions, net
70,585
-
780
780
Balance, June 30, 2023, as restated
16,991,634
$
170
$
36,853
$
408,771
$
(33,372)
$
412,422
Six Months Ended June 30, 2022
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2022, as previously reported
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common Shareowners
17,168
17,168
Other Comprehensive Loss, Net of Tax
(24,551)
(24,551)
Cash Dividends ($
0.32

per share)
(5,424)
(5,424)
Stock Based Compensation
489
489
Stock Compensation Plan Transactions, net
67,220
1
826
827
Balance, June 30, 2022, as previously reported
16,959,280
$
170
$
35,738
$
376,532
$
(40,765)
$
371,675
As Restated
Balance, January 1, 2022, as restated
16,892,060
$
169
$
34,423
$
364,788
$
(16,214)
$
383,166
Net Income Attributable to Common Shareowners
14,198
14,198
Other Comprehensive Loss, Net of Tax
(24,551)
(24,551)
Cash Dividends ($
0.32

per share)
(5,424)
(5,424)
Stock Based Compensation
489
489
Stock Compensation Plan Transactions, net
67,220
1
826
827
Balance, June 30, 2022, as restated
16,959,280
$
170
$
35,738
$
373,562
$
(40,765)
$
368,705

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS (Unaudited)
Six Months Ended Six Months Ended
Jun 30, 2023 Jun 30, 2022
(Dollars in Thousands)
As Previously
Reported
As Restated
As Previously
Reported
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
29,505
$
27,883
$
17,168
$
14,198
Adjustments to Reconcile Net Income to

Provision for Credit Losses
5,349
5,296
1,542
1,724

Depreciation
3,927
3,927
3,802
3,802

Amortization of Premiums, Discounts, and Fees, net
2,260
2,117
5,545
5,053

Amortization of Intangible Assets
80
80
80
80

Pension Settlement Charge
(291)
(291)
378
378

Originations of Loans Held-for-Sale
(209,775)
(214,364)
(573,239)
(549,018)

Proceeds From Sales of Loans Held-for-Sale
209,334
202,848
595,074
585,476

Mortgage Banking Revenues
(12,832)
(6,234)
(18,011)
(8,912)

Net Additions for Capitalized Mortgage Servicing Rights
(859)
(253)
1,358
360

Stock Compensation
764
764
489
489

Net Tax Benefit From Stock-Based

Compensation
-
-
(19)
(19)

Deferred Income Taxes (Benefit)
(2,298)
(2,849)
(8,879)
(9,887)

Net Change in Operating Leases
(3)
(3)
(72)
(72)

Net (Gain) Loss on Sales and Write-Downs of Other Real Estate Owned
(1,900)
(1,900)
(26)
(26)

Net Decrease (Increase) in Other Assets
4,492
4,593
845
3,516

Net (Decrease) Increase in Other Liabilities
3,815
3,815
22,040
22,040
Net Cash Provided (Used In) By Operating Activities
31,568
25,429
48,075
69,182
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
-
-
(218,548)
(218,548)

Payments, Maturities, and Calls
18,992
18,992
28,111
28,111
Securities Available for

Sale:

Purchases
(4,634)
(4,634)
(37,044)
(37,044)

Proceeds from Sale of Securities
-
-
3,365
3,365

Payments, Maturities, and Calls
32,490
32,490
47,413
47,413
Purchase of loans held for investment
(201,000)
(201,000)
(174,779)
(174,779)
Net Increase in Loans Held for Investment
55,154
61,293
(109,806)
(130,913)
Proceeds From Sales of Other Real Estate Owned
3,772
3,772
30
30
Purchases of Premises and Equipment
(3,851)
(3,851)
(3,322)
(3,322)
Noncontrolling interest contributions received
-
-
2,573
2,573
Net Cash Used In Investing Activities
(99,077)
(92,938)
(462,007)
(483,114)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
(150,451)
(150,451)
73,396
73,396
Net (Decrease) Increase in Other Short-Term

Borrowings
(6,120)
(6,120)
4,784
4,784
Repayment of Other Long-Term

Borrowings
(99)
(99)
(150)
(150)
Dividends Paid
(6,121)
(6,121)
(5,424)
(5,424)
Payments to Repurchase Common Stock
(2,022)
(2,022)
-
-
Issuance of Common Stock Under Compensation Plans
480
480
496
496
Net Cash Provided By Financing Activities
(164,333)
(164,333)
73,102
73,102
NET DECREASE IN CASH AND CASH EQUIVALENTS
(231,842)
(231,842)
(340,830)
(340,830)
Cash and Cash Equivalents at Beginning of Period

600,650
600,650
1,035,354
1,035,354
Cash and Cash Equivalents at End of Period

$
368,808
$
368,808
$
694,524
$
694,524
Supplemental Cash Flow Disclosures:

Interest Paid
$
8,720
$
8,720
$
1,617
$
1,617

Income Taxes Paid
$
3,860
$
3,860
$
3,765
$
3,765
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
1,442
$
1,442
$
77
$
77

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF FINANCIAL CONDITION
(Unaudited)
As of June 30, 2023
(Dollars in Thousands, except per share data)
As Previously
Reported
Restatement
Impact As Restated
ASSETS:
Cash and Due From Banks $
83,679
$
-
$
83,679
Federal Funds Sold and Interest Bearing Deposits
285,129
-
285,129
Total Cash and Cash Equivalents
368,808
-
368,808
Investment Securities, Available

for Sale, at fair value (amortized cost
of $
424,220

)
386,220
-
386,220
Investment Securities, Held to Maturity (fair value of $
595,219
)
641,398
-
641,398
Other Equity Securities
1,703
-
1,703

Total Investment Securities

1,029,321
-
1,029,321
Loans Held For Sale
67,908
(23,249)
44,659
Loans, Net of Unearned Income
2,667,003
16,509
2,683,512
Allowance for Loan Losses
(27,964)
(279)
(28,243)
Loans, Net
2,639,039
16,230
2,655,269
Premises and Equipment, Net
82,062
-
82,062
Goodwill
93,013
-
93,013
Other Real Estate Owned
1
-
1
Other Assets
119,411
(1,338)
118,073
Total Assets $
4,399,563
$
(8,357)
$
4,391,206
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,520,134
$
-
$
1,520,134
Interest Bearing Deposits
2,268,732
-
2,268,732
Total Deposits
3,788,866
-
3,788,866
Short-Term

Borrowings
50,673
-
50,673
Subordinated Notes Payable
52,887
-
52,887
Other Long-Term

Borrowings
414
-
414
Other Liabilities
77,192
-
77,192
Total Liabilities
3,970,032
-
3,970,032
Temporary Equity
8,752
-
8,752
SHAREOWNERS' EQUITY
Preferred Stock: $
0.01

par value,
3,000,000

shares authorized
no

shares issued and outstanding
- - -
Common Stock, $
0.01

par value,
90,000,000

shares authorized
16,991,634

shares issued and outstanding
170
-
170
Additional Paid-In Capital
36,853
-
36,853
Retained Earnings
417,128
(8,357)
408,771
Accumulated Other Comprehensive Loss, Net of Tax
(33,372)
-
(33,372)
Total Shareowners' Equity
420,779
(8,357)
412,422

Total Liabilities, Temporary

Equity, and Shareowners' Equity
$
4,399,563
$
(8,357)
$
4,391,206

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF INCOME
(Unaudited)
For Three Months Ended June 30, 2023
(Dollars in thousands, except per share data)
As
Previously
Reported
Restatement
Impact As Restated
INTEREST INCOME
Loans, Including Fees $
37,477
$
131
$
37,608
Taxable Securities
4,803
-
4,803
Tax Exempt Securities
12
-
12
Funds Sold
2,782
-
2,782
Total Interest Income
45,074
131
45,205
INTEREST EXPENSE
Deposits
4,008
-
4,008
Short-Term

Borrowings
451
-
451
Subordinated Notes Payable
604
-
604
Other Long-Term

Borrowings
5
-
5
Total Interest Expense
5,068
-
5,068
Net Interest Income
40,006
131
40,137
Provision for Loan Losses
2,219
(22)
2,197
Net Interest Income After Provision For Loan Losses
37,787
153
37,940
NONINTEREST INCOME
Deposit Fees
5,326
-
5,326
Bank Card Fees
3,795
-
3,795
Wealth Management

Fees
4,149
-
4,149
Mortgage Banking Fees
5,837
(2,474)
3,363
Other

3,766
(432)
3,334
Total Noninterest

Income
22,873
(2,906)
19,967
NONINTEREST EXPENSE
Compensation
24,884
(1,446)
23,438
Occupancy, Net
6,820
-
6,820
Other

10,830
(803)
10,027
Total Noninterest

Expense
42,534
(2,249)
40,285
INCOME BEFORE INCOME TAXES
18,126
(504)
17,622
Income Tax Expense
3,544
(127)
3,417
NET INCOME
14,582
(377)
14,205
Pre-Tax Income

Attributable to Noncontrolling Interests
(31)
-
(31)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,551
$
(377)
$
14,174
BASIC NET INCOME PER SHARE $
0.86
$
(0.03)
$
0.83
DILUTED NET INCOME PER SHARE $
0.85
$
(0.02)
$
0.83
AVERAGE

SHARES:
Basic

17,002
-
17,002
Diluted

17,035
-
17,035

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF INCOME
(Unaudited)
For Six Months Ended June 30, 2023
(Dollars in thousands, except per share data)
As
Previously
Reported
Restatement
Impact As Restated
INTEREST INCOME
Loans, Including Fees $
72,357
$
142
$
72,499
Taxable Securities
9,716
-
9,716
Tax Exempt Securities
23
-
23
Funds Sold
6,893
-
6,893
Total Interest Income
88,989
142
89,131
INTEREST EXPENSE
Deposits
6,496
-
6,496
Short-Term

Borrowings
912
-
912
Subordinated Notes Payable
1,175
-
1,175
Other Long-Term

Borrowings
11
-
11
Total Interest Expense
8,594
-
8,594
Net Interest Income
80,395
142
80,537
Provision for Loan Losses
5,349
(53)
5,296
Net Interest Income After Provision For Loan Losses
75,046
195
75,241
NONINTEREST INCOME
Deposit Fees
10,565
-
10,565
Bank Card Fees
7,521
-
7,521
Wealth Management

Fees
8,077
-
8,077
Mortgage Banking Fees
12,832
(6,598)
6,234
Other

6,126
(798)
5,328
Total Noninterest

Income
45,121
(7,396)
37,725
NONINTEREST EXPENSE
Compensation
50,520
(3,558)
46,962
Occupancy, Net
13,582
-
13,582
Other

18,887
(1,470)
17,417
Total Noninterest

Expense
82,989
(5,028)
77,961
INCOME BEFORE INCOME TAXES
37,178
(2,173)
35,005
Income Tax Expense
7,677
(551)
7,126
NET INCOME
29,501
(1,622)
27,879
Pre-Tax Income

Attributable to Noncontrolling Interests
4
-
4
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
29,505
$
(1,622)
$
27,883
BASIC NET INCOME PER SHARE $
1.73
$
(0.09)
$
1.64
DILUTED NET INCOME PER SHARE $
1.73
$
(0.09)
$
1.64
AVERAGE

SHARES:
Basic

17,009
-
17,009
Diluted

17,040
-
17,040

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
For Three Months Ended June 30, 2023
(Dollars in thousands, except per share data)
As
Previously
Reported
Restatement
Impact As Restated
NET INCOME
$
14,551
$
(377)
$
14,174
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(2,887)
-
(2,887)
Amortization of unrealized losses on securities transferred from available for sale to
held to maturity
876
-
876
Derivative:
Change in net unrealized gain on effective cash flow

derivative
585
-
585
Benefit Plans:
Current year acturial loss
(217)
-
(217)

Total Benefit Plans
(217)
-
(217)
Other comprehensive income (loss), before

tax:
(1,643)
-
(1,643)
Deferred tax (benefit) expense related to other comprehensive income
(347)
-
(347)
Other comprehensive income (loss), net of tax
(1,296)
-
(1,296)
TOTAL COMPREHENSIVE

INCOME
$
13,255
$
(377)
$
12,878

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF COMPREHENSIVE INCOME
(Unaudited)
For Six Months Ended June 30, 2023
(Dollars in thousands, except per share data)
As
Previously
Reported
Restatement
Impact As Restated
NET INCOME
$
29,505
$
(1,622)
$
27,883
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
3,921
-
3,921
Amortization of unrealized losses on securities transferred from available for sale to
held to maturity
1,741
-
1,741
Derivative:
Change in net unrealized gain on effective cash flow

derivative
(217)
-
(217)
Benefit Plans:
Current year acturial loss
(217)
-
(217)

Total Benefit Plans
(217)
-
(217)
Other comprehensive income (loss), before

tax:
5,228
-
5,228
Deferred tax expense (benefit) related to other comprehensive income
1,371
-
1,371
Other comprehensive income (loss), net of tax
3,857
-
3,857
TOTAL COMPREHENSIVE

INCOME
$
33,362
$
(1,622)
$
31,740

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Three Months Ended June 30, 2023
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, April 1, 2023, as previously reported
17,021,748
$
170
$
37,512
$
405,634
$
(32,076)
$
411,240
Net Income Attributable to Common Shareowners
14,551
14,551
Other Comprehensive Loss, Net of Tax
(1,296)
(1,296)
Cash Dividends ($
0.18

per share)
(3,057)
(3,057)

Repurchase of Common Stock

(40,495)
(1,203)
(1,203)

Stock Based Compensation
228
228

Stock Compensation Plan Transactions, net
10,381
-
316
316
Balance, June 30, 2023, as previously reported
16,991,634
$
170
$
36,853
$
417,128
$
(33,372)
$
420,779
Restatement Impacts
Balance, April 1, 2023 - $ - $ - $
(7,980)
$ - $
(7,980)
Net Income Attributable to Common Shareowners
(377)
(377)
Balance, June 30, 2023 - $ - $ - $
(8,357)
$ - $
(8,357)
As Restated
Balance, April 1, 2023, as restated
17,021,748
$
170
$
37,512
$
397,654
$
(32,076)
$
403,260
Net Income Attributable to Common Shareowners
14,174
14,174
Other Comprehensive Loss, Net of Tax
(1,296)
(1,296)
Cash Dividends ($
0.18

per share)
(3,057)
(3,057)

Repurchase of Common Stock

(40,495)
(1,203)
(1,203)

Stock Based Compensation
228
228

Stock Compensation Plan Transactions, net
10,381
-
316
316
Balance, June 30, 2023, as restated
16,991,634
$
170
$
36,853
$
408,771
$
(33,372)
$
412,422

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
Six Months Ended June 30, 2023
(Dollars in thousands, except per share data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings
Accumulated
Other
Comprehensive
Loss, Net of
Taxes
Total

As Previously Reported
Balance, January 1, 2023, as previously reported
16,986,785
$
170
$
37,331
$
393,744
$
(37,229)
$
394,016
Net Income Attributable to Common Shareowners
29,505
29,505
Other Comprehensive Loss, Net of Tax
3,857
3,857
Cash Dividends ($
0.36

per share)
(6,121)
(6,121)

Repurchase of Common Stock

(65,736)
(2,022)
(2,022)

Stock Based Compensation
764
764

Stock Compensation Plan Transactions, net
70,585
-
780
780
Balance, June 30, 2023, as previously reported
16,991,634
$
170
$
36,853
$
417,128
$
(33,372)
$
420,779
Restatement Impacts
Balance, January 1, 2023 - $ - $ - $
(6,735)
$ - $
(6,735)
Net Income Attributable to Common Shareowners
(1,622)
(1,622)
Balance, June 30, 2023 - $ - $ - $
(8,357)
$ - $
(8,357)
As Restated
Balance, January 1, 2023, as restated
16,986,785
$
170
$
37,331
$
387,009
$
(37,229)
$
387,281
Net Income Attributable to Common Shareowners
27,883
27,883
Other Comprehensive Loss, Net of Tax
3,857
3,857
Cash Dividends ($
0.36

per share)
(6,121)
(6,121)

Repurchase of Common Stock

(65,736)
(2,022)
(2,022)

Stock Based Compensation
764
764

Stock Compensation Plan Transactions, net
70,585
-
780
780
Balance, June 30, 2023, as restated
16,991,634
$
170
$
36,853
$
408,771
$
(33,372)
$
412,422

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2023
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
29,505
$
(1,622)
$
27,883
Adjustments to Reconcile Net Income to

Provision for Credit Losses
5,349
(53)
5,296

Depreciation
3,927
-
3,927

Amortization of Premiums, Discounts, and Fees, net
2,260
(143)
2,117

Amortization of Intangible Assets
80
-
80

Pension Settlement Charge
(291)
-
(291)

Originations of Loans Held-for-Sale
(209,775)
(4,589)
(214,364)

Proceeds From Sales of Loans Held-for-Sale
209,334
(6,486)
202,848

Mortgage Banking Revenues
(12,832)
6,598
(6,234)

Net Additions for Capitalized Mortgage Servicing Rights
(859)
606
(253)

Stock Compensation
764
-
764

Deferred Income Taxes (Benefit)
(2,298)
(551)
(2,849)

Net Change in Operating Leases
(3)
-
(3)

Net (Gain) Loss on Sales and Write-Downs of Other Real Estate Owned
(1,900)
-
(1,900)

Net Decrease (Increase) in Other Assets
4,492
101
4,593

Net (Decrease) Increase in Other Liabilities
3,815
-
3,815
Net Cash Provided (Used In) By Operating Activities
31,568
(6,139)
25,429
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
18,992
-
18,992
Securities Available for

Sale:

Purchases
(4,634)
-
(4,634)

Payments, Maturities, and Calls
32,490
-
32,490
Purchase of loans held for investment
(201,000)
-
(201,000)
Net Increase in Loans Held for Investment
55,154
6,139
61,293
Proceeds From Sales of Other Real Estate Owned
3,772
-
3,772
Purchases of Premises and Equipment
(3,851)
-
(3,851)
Net Cash Used In Investing Activities
(99,077)
6,139
(92,938)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
(150,451)
-
(150,451)
Net (Decrease) Increase

in Other Short-Term Borrowings
(6,120)
-
(6,120)
Repayment of Other Long-Term

Borrowings
(99)
-
(99)
Dividends Paid
(6,121)
-
(6,121)
Payments to Repurchase Common Stock
(2,022)
-
(2,022)
Issuance of Common Stock Under Compensation Plans
480
-
480
Net Cash Provided By Financing Activities
(164,333)
-
(164,333)
NET DECREASE IN CASH AND CASH EQUIVALENTS
(231,842)
-
(231,842)
Cash and Cash Equivalents at Beginning of Period

600,650
-
600,650
Cash and Cash Equivalents at End of Period

$
368,808
$
-
$
368,808
Supplemental Cash Flow Disclosures:

Interest Paid
$
8,720
$
-
$
8,720

Income Taxes Paid
$
3,860
$
-
$
3,860
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
1,442
$
-
$
1,442

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

898,809

749,513
Real Estate – Home Equity

203,142

208,217
Consumer (2)

296,653

325,517
Loans Held For Investment, Net of Unearned Income $
2,683,512

$
2,547,685
(1) Includes loans in process balance of $
6.1

million at both June 30, 2023 and December 31, 2022.
(2)
Includes overdraft balances of $
1.0

million and $
1.1

million at June 30, 2023 and December 31, 2022, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
6.2

million at June 30, 2023 and $
5.1
million, as restated, at December 31, 2022.
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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
June 30, 2023, as restated
Beginning Balance $
1,515
$
3,359
$
4,710
$
11,950
$
1,879
$
3,395
$
26,808
Provision for Credit Losses
(86)
(512)
732
1,306
(188)
670
1,922
Charge-Offs
(54)
-
-
-
(39)
(1,887)
(1,980)
Recoveries

71
1
11
132
131
1,147
1,493
Net (Charge-Offs) Recoveries
17
1
11
132
92
(740)
(487)
Ending Balance $
1,446
$
2,848
$
5,453
$
13,388
$
1,783
$
3,325
$
28,243
Six Months Ended

June 30, 2023, as restated
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068
Provision for Credit Losses
(8)
192
739
2,458
(198)
1,999
5,182
Charge-Offs
(218)
-
(120)
-
(39)
(4,253)
(4,630)
Recoveries
166
2
19
189
156
2,091
2,623
Net (Charge-Offs) Recoveries
(52)
2
(101)
189
117
(2,162)
(2,007)
Ending Balance $
1,446
$
2,848
$
5,453
$
13,388
$
1,783
$
3,325
$
28,243
Three Months Ended
June 30, 2022, as restated
Beginning Balance $
2,122
$
2,596
$
5,392
$
4,502
$
1,916
$
4,260
$
20,788
Provision for Credit Losses
564
542
(396)
1,210
(223)
123
1,820
Charge-Offs
(1,104)
-
-
-
-
(1,193)
(2,297)
Recoveries

59
-
56
115
67
855
1,152
Net Charge-Offs
(1,045)
-
56
115
67
(338)
(1,145)
Ending Balance $
1,641
$
3,138
$
5,052
$
5,827
$
1,760
$
4,045
$
21,463
Six Months Ended

June 30, 2022, as restated
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
Provision for Credit Losses
403
(172)
(577)
1,556
(628)
1,191
1,773
Charge-Offs
(1,177)
-
(266)
-
(33)
(2,595)
(4,071)
Recoveries
224
8
85
142
125
1,571
2,155
Net Charge-Offs
(953)
8
(181)
142
92
(1,024)
(1,916)
Ending Balance $
1,641
$
3,138
$
5,052
$
5,827
$
1,760
$
4,045
$
21,463
For the six months ended June 30, 2023, the allowance for HFI loans increased by $
3.2

million, as restated, and reflected a provision
expense of $
5.2

million and net loan charge-offs of $
2.0

million.

The increase was primarily driven by incremental reserves needed for loan growth.

For the six months ended June 30, 2022, the allowance decreased by $
0.1

million and reflected a provision expense
of $
1.8

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
June 30, 2023, as restated
Commercial, Financial and Agricultural $
196
$
81
$
-
$
277
$
226,933
$
9
$
227,219
Real Estate – Construction

-
218
-
218
225,771
415
226,404
Real Estate – Commercial Mortgage

79
45
-
124
828,740
2,421
831,285
Real Estate – Residential

241
128
-
369
896,739
1,701
898,809
Real Estate – Home Equity

68
-
-
68
202,318
756
203,142
Consumer

2,409
742
-
3,151
292,181
1,321
296,653
Total $
2,993
$
1,214
$
-
$
4,207
$
2,672,682
$
6,623
$
2,683,512
December 31, 2022, as restated
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
173,708
$
473,235
$
89,049
$
41,916
$
26,818
$
75,872
$
8,323
$
888,921
Special Mention
269
92
228
517
-
560
-
1,666
Substandard

70

1,320

1,253

1,571

935

3,073

-

8,222
Total

$
174,047
$
474,647
$
90,530
$
44,004
$
27,753
$
79,505
$
8,323
$
898,809
Real Estate - Home
Equity:
Performing $
-
$
149
$
129
$
11
$
392
$
1,122
$
200,582
$
202,385
Nonperforming

-

-

-

-

-

-

757

757
Total

$
-
$
149
$
129
$
11
$
392
$
1,122
$
201,339
$
203,142
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
45,322
$
44,659
$
26,274
$
26,909
Residential Mortgage Loan Commitments ("IRLCs") (1)
61,126
1,270
36,535
819
Forward Sales Contracts (2)
29,000
100
15,500
187
$
46,029
$
27,915
Recorded in other assets at fair value
Recorded in other assets at fair value at June 30,2023

and December 31, 2022, respectively
At June 30, 2023, the Company had
no

residential mortgage loans held for sale 30-89 days past due and $
0.1

million of loans were on
nonaccrual status. At December 31, 2022, the Company had $
0.6

million of residential mortgage loans held for sale 30-89 days past due and $
0.1

million of loans were on nonaccrual status.

Mortgage banking revenue was as follows:

(As Restated) (As Restated)
Three Months Ended

June 30,
Six Months Ended

June 30,
(Dollars in Thousands) 2023 2022 2023 2022
Net realized gains on sales of mortgage loans $
2,301
$
2,099
$
3,494
$
4,238
Net change in unrealized gain on mortgage loans held for sale
(934)
503
(476)
(396)
Net change in the fair value of mortgage loan commitments (IRLCs)
(75)
(183)
452
(324)
Net change in the fair value of forward sales contracts
316
(896)
(86)
(38)
Pair-Offs on net settlement of forward sales contracts
96
1,954
95
4,209
Mortgage servicing rights additions
96
320
287
324
Net origination fees
1,563
1,060
2,468
899
Total mortgage banking

revenues
$
3,363
$
4,857
$
6,234
$
8,912

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

(As Restated) (As Restated)
(Dollars in Thousands) June 30, 2023 December 31, 2022
Number of residential mortgage loans serviced for others
381
1,769
Outstanding principal balance of residential mortgage loans serviced for others
$
86,920
$
410,740
Weighted average

interest rate
4.93%
3.62%
Remaining contractual term (in months)
301
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
38
%), GNMA (
5
%), and private investor
(
58
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

(As Restated) (As Restated)
Three Months Ended

June 30,
Six Months Ended

June 30,
(Dollars in Thousands) 2023 2022 2023 2022
Beginning balance $
2,792
$
3,410
$
2,599
$
3,774
Additions due to loans sold with servicing retained
96
320
287
324
Deletions and amortization
(36)
(315)
(34)
(683)
Sale of servicing rights (1)
(2,287)
-
(2,287)
-
Ending balance $
565
$
3,415
$
565
$
3,415
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
14.80
% at June 30, 2023 and
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
June 30, 2023, as restated
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
20,250
$
-
$
-
$
20,250
U.S. Government Agency
-
164,240
-
164,240
States and Political Subdivisions
-
40,879
-
40,879
Mortgage-Backed Securities
-
66,132
-
66,132
Corporate Debt Securities
-
87,364
-
87,364
Equity Securities
-
460
-
460
Loans Held for Sale
-
44,659
-
44,659
Interest Rate Swap Derivative
-
5,979
-
5,979
Mortgage Banking Hedge Derivative
-
100
-
100
Mortgage Banking IRLC Derivative
-
-
1,270
1,270
LIABILITIES:
December 31, 2022, as restated
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

(As Restated)

June 30, 2023
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
83,679
$
83,679
$
-
$
-
Short-Term Investments
285,129
285,129
-
-
Investment Securities, Held to Maturity
641,398
432,157
163,062
-
Equity Securities (1)
1,243
-
1,243
-
Other Equity Securities (2)
2,848
-
2,848
-
Mortgage Servicing Rights
565
-
-
1,013
Loans, Net of Allowance for Credit Losses
2,655,269
-
-
2,476,509
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

Please see the Introductory Note of this quarterly report on Form 10-Q/A as
well as the Introductory Note and Item 1A. Risk Factors

of our Form 10-K/A, as updated in our subsequent quarterly reports filed on
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

(As Restated) (As Restated)
2023 2022
(Dollars in Thousands, except per share data) Second First Fourth Third Second
Shareowners' Equity (GAAP) $ 412,422 $ 403,260 $ 387,281 $ 368,485 $ 368,705
Less: Goodwill and Other Intangibles (GAAP) 93,013 93,053 93,093 93,133 93,173
Tangible Shareowners' Equity (non-GAAP) A 319,409 310,207 294,188 275,352 275,532
Total Assets (GAAP) 4,391,206 4,401,762 4,519,223 4,327,991 4,351,327
Less: Goodwill and Other Intangibles (GAAP) 93,013 93,053 93,093 93,133 93,173
Tangible Assets (non-GAAP) B $ 4,298,193 $ 4,308,709 $ 4,426,130 $ 4,234,858 $ 4,258,154
Tangible Common Equity Ratio (non-GAAP) A/B 7.43% 7.20% 6.65% 6.50% 6.47%
Actual Diluted Shares Outstanding (GAAP) C 17,025,023 17,049,913 17,039,401 16,998,177 16,981,614
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
18.76 18.19 17.27 16.20 16.23

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
(As Restated) (As Restated)
2023 2022
(Dollars in Thousands, Except Per Share Data) Second First Fourth Third Second
Summary of Operations :
Interest Income $ 45,205 $ 43,926 $ 41,218 $ 35,442 $ 29,516
Interest Expense 5,068 3,526 3,122 2,037 987
Net Interest Income 40,137 40,400 38,096 33,405 28,529
Provision for Credit Losses 2,197 3,099 3,616 2,154 1,692
Net Interest Income After

Provision for Credit Losses
37,940 37,301 34,480 31,251 26,837
Noninterest Income 19,967 17,758 15,296 18,509 20,564
Noninterest Expense 40,285 37,675 39,262 37,699 38,150
Income Before Income Taxes 17,622 17,384 10,514 12,061 9,251
Income Tax Expense 3,417 3,710 1,900 2,493 1,685
(Income) Loss Attributable to NCI (31) 35 995 37 (306)
Net Income Attributable to CCBG 14,174 13,709 9,609 9,605 7,260
Net Interest Income (FTE) (1) 40,224 40,500 38,185 33,488 28,604

Per Common Share :
Net Income Basic $ 0.83 $ 0.81 $ 0.56 $ 0.57 $ 0.43
Net Income Diluted 0.83 0.80 0.56 0.57 0.43
Cash Dividends Declared 0.18 0.18 0.17 0.17 0.16
Diluted Book Value 24.21 23.65 22.73 21.68 21.71
Diluted Tangible Book Value (2) 18.76 18.19 17.27 16.20 16.23
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
Earning Assets 3,974,803 4,062,688 4,032,733 4,009,951 3,974,221
Total Assets 4,320,601 4,411,865 4,381,825 4,357,678 4,321,388
Deposits 3,719,564 3,817,314 3,803,042 3,769,864 3,765,329
Shareowners’ Equity 418,757 404,067 380,570 379,305 373,365
Common Equivalent Average Shares:

Basic
17,002 17,016 16,963 16,960 16,949

Diluted
17,035 17,045 17,016 16,996 16,971
Performance Ratios:
Return on Average Assets (annualized) 1.32% 1.26% 0.87% 0.87% 0.67%
Return on Average Equity (annualized) 13.58 13.76 10.02 10.05 7.80
Net Interest Margin (FTE) 4.06 4.04 3.76 3.32 2.89
Noninterest Income as % of Operating Revenue 33.22 30.53 28.65 35.65 41.89
Efficiency Ratio 66.93 64.67 73.41 72.51 77.59

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 28,243 $ 26,808 $ 25,068

$
22,747 $ 21,463
Nonperforming Assets (“NPAs”) 6,624 4,602 2,728 2,422 3,231
ACL to Loans HFI 1.05% 1.01% 0.98% 0.96% 0.96%
NPAs to Total

Assets
0.15 0.10 0.06 0.06 0.07
NPAs to Loans HFI plus OREO 0.25 0.17 0.11 0.10 0.14
ACL to Non-Performing Loans 426.44 584.18 1,091.33 944.36 683.35
Net Charge-Offs to Average Loans HFI 0.07 0.24 0.21 0.12 0.22
Capital Ratios:
Tier 1 Capital 14.56% 14.23% 14.27% 14.59% 14.97%
Total Capital 15.68 15.29 15.30 15.58 15.95
Common Equity Tier 1 12.73 12.40 12.38 12.62 12.91
Leverage 9.54 9.09 8.91 8.80 8.70
Tangible Common Equity (2) 7.43 7.20 6.65 6.50 6.47
(1)
Fully Tax Equivalent
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 51.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.

Net income attributable to common shareowners of $14.2 million, or $0.83 per diluted share, for the second
quarter of 2023 compared to $13.7 million, or $0.80 per diluted share, for the first quarter of 2023, and $7.3 million, or $0.43 per
diluted share, for the second quarter of 2022.

For the first six months of 2023, net income attributable to common shareowners totaled
$27.9 million, or $1.64 per diluted share, compared to net income of $14.2 million, or $0.84 per diluted share, for the same period of
2022.

Net Interest Income.

Tax-equivalent net

interest income for the second quarter of 2023 totaled $40.2 million, compared to $40.5
million for the first quarter of 2023, and $28.6 million for the second quarter of 2022.

Compared to the first quarter of 2023, the
decrease reflected higher deposit interest expense and a lower level of interest income from overnight funds, partially offset by higher loan interest due to loan growth and higher interest rates.

For the first six months of 2023, tax-equivalent net interest income totaled
$80.7

million compared to $53.7 million for the same period of 2022.

The increases over both prior year periods were driven by
strong loan growth and higher interest rates across a majority of our earning assets.

Provision and Allowance for Credit

Losses.

We recorded

a provision for credit losses of $2.2 million for the second quarter of 2023 compared to $3.1 million for the first quarter of 2023 and $1.7 million for the second quarter of 2022.

The decrease in the provision
compared to the first quarter of 2023 was primarily attributable to a lower level of loan growth and a decrease in net loan charge-offs.

For the first six months of 2023, we recorded a provision for credit losses of $5.3 million compared to $1.7 million for the same period
of 2022.

The release of reserves held for pandemic-related losses favorably impacted our provision in 2022. At June 30, 2023, the
allowance represented 1.05% of HFI loans compared to 1.01% at March 31,

2023, and 0.98% at December 31, 2022.

Noninterest Income.

Noninterest income for the second quarter of 2023 totaled $20.0 million compared to $17.8 million for the first
quarter of 2023 and $20.6 million for the second quarter of 2022.

The $2.2 million increase over the first quarter of 2023 reflected an increase in other income of $1.3 million, mortgage banking revenues of $0.5 million, wealth management fees of $0.2 million, deposit
fees of $0.1 million, and bankcard fees of $0.1 million.

The increase in other income was attributable to a $1.4 million gain from the sale of mortgage servicing rights.

The decrease in mortgage banking revenues was attributable to a lower gain on sale margin.

For the
first six months of 2023, noninterest income totaled $37.7 million compared to $41.4 million for the same period of 2022 with the $3.7
million decrease primarily attributable to lower mortgage banking revenues of $2.7 million and wealth management fees of $2.4
million, partially offset by a $1.8 million increase in other income.

The decrease in mortgage banking revenues was attributable to a lower gain on sale margin.

The decrease in wealth management fees was driven by a decrease in insurance commissions due to the
sale of large policies in 2022. The increase in other income reflected the previously mentioned sale of mortgage servicing rights. We discuss noninterest income in further detail below.
Noninterest Expense.

Noninterest expense for the second quarter of 2023 totaled $40.3 million compared to $37.7 million for the first
quarter of 2023 and $38.2 million for the second quarter of 2022.

Compared to the first quarter of 2023, the $2.6 million increase was primarily due to an increase in other expense of $2.6 million that was partially offset by a $0.1 million decrease in compensation
expense.

The unfavorable variance in other expense reflected a $1.8 million gain from the sale of a banking office in the first quarter
of 2023.

Further, the second quarter of 2023 includes a non-routine

consulting expense of $0.8 million related to our core processing system outsourcing contract negotiation.

For the first six months of 2023, noninterest expense totaled $78.0 million compared to
$74.7 million for the same period of 2022 with the $3.3 million increase attributable to an increase in compensation expense of $1.5
million, occupancy expense of $1.4 million, and other expense of $0.4 million.

The increase in compensation expense was primarily
due to an increase in realized loan cost (credit offset to salary expense) driven by increased loan growth in 2022.

The increase in
occupancy expense reflected the addition of banking offices

since mid/late 2022.

The variance in other expense was primarily due to
the previously mentioned consulting payment and increases in pension plan expense (non-service-related component) and FDIC
insurance fees, partially offset by the previously mentioned gain on the sale of a banking office.

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

Loans.

Average loans HFI increased

$75.3 million, or 2.9%, over the first quarter of 2023 and $218.3 million, or

9.0%, over the
fourth quarter of 2022.

Period end loans increased $26.4 million, or 1.0%, over the first quarter of 2023 and $135.8 million, or 5.3%,
over the fourth quarter of 2022. Compared to both prior periods, the growth was primarily in the residential real estate and commercial
real estate categories and was partially offset by lower indirect auto and home equity loan balances.

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

Capital
.

At June 30, 2023, we were well-capitalized with a total risk-based capital ratio of 15.68% and a tangible common equity
ratio (a non-GAAP financial measure) of 7.43% compared to 15.29%

and 7.20%, respectively,

at March 31, 2023 and 15.30% and
6.65%, respectively, at December

31, 2022.

At June 30, 2023, all of our regulatory capital ratios exceeded the threshold to be well-
capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.

(As Restated) (As Restated)
Three Months Ended Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands, except per share data) 2023 2023 2022 2023 2022
Interest Income $ 45,205 $ 43,926 $ 29,516 $ 89,131 $ 55,250
Taxable Equivalent Adjustments 87 100 76 188 155
Total Interest Income (FTE) 45,292 44,026 29,592 89,319 55,405
Interest Expense 5,068 3,526 987 8,594 1,729
Net Interest Income (FTE) 40,224 40,500 28,605 80,725 53,676
Provision for Credit Losses 2,197 3,099 1,692 5,296 1,724
Taxable Equivalent Adjustments 87 100 76 188 155
Net Interest Income After Provision for Credit Losses 37,940 37,301 26,837 75,241 51,797
Noninterest Income 19,967 17,758 20,564 37,725 41,376
Noninterest Expense 40,285 37,675 38,150 77,961 74,673
Income Before Income Taxes 17,622 17,384 9,251 35,005 18,500
Income Tax Expense 3,417 3,710 1,685 7,126 3,405
Pre-Tax (Income) Loss Attributable to Noncontrolling

Interest
(31) 35 (306) 4 (897)
Net Income Attributable to Common Shareowners $ 14,174 $ 13,709 $ 7,260 $ 27,883 $ 14,198

Basic Net Income Per Share $ 0.83 $ 0.81 $ 0.43 $ 1.64 $ 0.84
Diluted Net Income Per Share $ 0.83 $ 0.80 $ 0.43 $ 1.64 $ 0.84
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

I on page 65.

Tax-equivalent net

interest income for the second quarter of 2023 totaled $40.2 million, compared to $40.5 million for the first quarter
of 2023, and $28.6

million for the second quarter of 2022.

Compared to the first quarter of 2023, the decrease reflected higher deposit interest expense and a lower level of interest income from overnight funds, partially offset by higher loan interest due to loan growth
and higher interest rates.

For the first six months of 2023, tax-equivalent net interest income totaled $80.7 million compared to $53.7
million for the same period of 2022.

The increases over both prior year periods were driven by strong loan growth and higher interest
rates across a majority of our earning assets.
Our net interest margin for the second quarter of 2023 was 4.06%,

an increase of two basis points

over the first quarter of 2023 and an
increase of 117 basis points over the second

quarter of 2022.

For the month of June 2023, our net interest margin was 4.10%.

For the
first six months of 2023, our net interest margin was 4.05%, an increase of 131 basis points over the same period of 2022.

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
Provision for Credit Losses
We recorded

a provision for credit losses of $2.2 million for the second quarter of 2023 compared to $3.1 million for the first quarter
of 2023 and $1.7 million for the second quarter of 2022.

The decrease in the provision compared to the first quarter of 2023 was primarily attributable to a lower level of loan growth and a decrease in net loan charge-offs.

For the first six months of 2023, we
recorded a provision for credit losses of $5.3 million compared to $1.7 million for the same period of 2022.

The release of reserves
held for pandemic-related losses favorably impacted our provision in 2022.

We discuss the allowance

for credit losses further
below. For more information

on charge-offs and recoveries, see Note 3 –

Loans Held for Investment and Allowance for Credit Losses.

Noninterest Income
Noninterest income for the second quarter of 2023 totaled $20.0 million compared to $17.8 million for the first quarter of 2023 and
$20.6 million for the second quarter of 2022.

The $2.2 million increase over the first quarter of 2023 reflected an increase in other
income of $1.3 million, mortgage banking revenues of $0.5 million,

wealth management fees of $0.2 million, deposit fees of $0.1 million, and bankcard fees of $0.1 million.

The increase in other income was attributable to a $1.4 million gain from the sale of mortgage servicing rights.

The increase in mortgage banking revenues was attributable to a higher gain on sale margin. For the first
six months of 2023, noninterest income totaled $37.7 million compared to $41.4 million for the same period of 2022 with the $3.7
million decrease primarily attributable to lower mortgage banking revenues of $2.7 million and wealth management fees of $2.4
million, partially offset by a $1.8 million increase in other income.

The decrease in mortgage banking revenues was attributable to lower rate lock volume and gain on sale margin.

The decrease in wealth management fees was driven by a decrease in insurance commissions due to the sale of large policies in 2022. The increase in other income reflected the previously mentioned sale of
mortgage servicing rights.

Noninterest income represented 33.22% of operating revenues (net interest income plus noninterest income) in the second quarter of
2023 compared to 30.53% in the first quarter of 2023 and 41.89% in the second quarter of 2022.

For the first six months of 2023,
noninterest income represented 31.90% of operating revenues compared to 43.60% for the same period of 2022.

The table below reflects the major components of noninterest income.

(As Restated) (As Restated)

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2023 2023 2022 2023 2022
Deposit Fees $ 5,326 $ 5,239 $ 5,447 $ 10,565 $ 10,638
Bank Card Fees 3,795 3,726 4,034 7,521 7,797
Wealth Management

Fees
4,149 3,928 4,403 8,077 10,473
Mortgage Banking Revenues 3,363 2,871 4,857 6,234 8,912
Other 3,334 1,994 1,823 5,328 3,556
Total

Noninterest Income
$ 19,967 $ 17,758 $ 20,564 $ 37,725 $ 41,376

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

Mortgage Banking Revenues.
Mortgage banking revenues totaled $3.4 million for the second quarter of 2023, compared to $2.9
million for the first quarter of 2023 and $4.9 million for the second quarter of 2022.

For the first six months of 2023, revenues totaled
$6.2 million compared to $8.9 million for the same period of 2022. The increase compared to the first quarter of 2023 was attributable
to higher gain on sale margin. The decrease in mortgage banking revenues compared to the second quarter of 2022 was attributable to lower rate lock volume and gain on sale margin.

We provide a detailed

overview of our mortgage banking operation, including a
detailed break-down of mortgage banking revenues, mortgage

servicing activity, and

warehouse funding within Note 4 – Mortgage
Banking Activities in the Notes to Consolidated Financial Statements.

Other.

Other income totaled $3.3 million for the second quarter of 2023 compared to $2.0 million for the first quarter of 2023 and
$1.8 million for the second quarter of 2022.

For the first six months of 2023, other income totaled $5.3 million compared to

$3.6
million for the same period of 2022.

The increase over all prior periods was primarily due to a $1.4 million gain from the sale of
mortgage servicing rights.

Higher miscellaneous income of $0.4 million also contributed to the increase for the six-month period.
Noninterest Expense

Noninterest expense for the second quarter of 2023 totaled $40.3 million compared to $37.7 million for the first quarter of 2023 and
$38.2 million for the second quarter of 2022.

Compared to the first quarter of 2023, the $2.6 million increase was primarily due to an
increase in other expense of $2.6 million that was partially offset by a $0.1 million decrease in compensation expense.

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

The decrease in compensation expense reflected a $0.5 million increase in salary expense (lower realized
loan cost offset to salary expense) that was partially offset by lower associate benefit expense of $0.6 million (primarily stock-based compensation).

Compared to the second quarter of 2022, the $2.1 million increase in noninterest expense reflected increases in other expense of $1.2
million, occupancy expense of $0.7 million, and compensation expense of $0.2 million. For the first six months of 2023, noninterest expense totaled $78.0 million compared to $74.7 million for the same period of 2022 with the $3.3 million increase attributable to an
increase in compensation expense of $1.5 million, occupancy expense of

$1.4 million, and other expense of $0.4 million. The increase in compensation expense was primarily due to an increase in realized loan cost (credit offset to salary expense) driven by increased
loan growth in 2022.

The increase in occupancy expense reflected the addition of banking offices since mid/late 2022.

The variance
in other expense was primarily due to the previously mentioned consulting payment and increases in pension plan expense (non-
service-related component) and FDIC insurance fees, partially offset by the previously mentioned gain on the sale of a banking office

.

The table below reflects the major components of noninterest expense.

(As Restated) (As Restated)

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2023 2023 2022 2023 2022
Salaries $ 20,044

$
19,517

$
19,300

$
39,561

$
37,406
Associate Benefits 3,394 4,007 3,922 7,401 8,114
Total Compensation

23,438 23,524 23,222 46,962 45,520

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
Other Real Estate Owned, net

(28) (1,827) (29) (1,855) (4)
Pension - Other 6 7 (761) 13 (1,522)
Pension Settlement (Gain) Charge (291) - 169 (291) 378
Miscellaneous 3,500 3,370 3,724 6,871 7,054
Total Other

10,027 7,389 8,853 17,417 16,985
Total

Noninterest Expense

$ 40,285

$
37,675

$
38,150

$
77,961

$
74,673
Significant components of noninterest expense are discussed in more detail below.
Compensation.

Compensation expense totaled $23.4 million for the second quarter of 2023 compared to $23.5 million for the first
quarter of 2023 and $23.2 million for the second quarter of 2022.

The $0.1 million decrease from the first quarter of 2023 reflected a
$0.5

million increase in salary expense and a $0.6 million decrease in associate benefit expense.

The increase in salary expense was
primarily due to a $0.5 million decrease in realized loan cost (credit offset to salary expense) that was partially offset by lower income taxes of $0.3 million.

The decrease in associate benefit expense was attributable to a decrease in stock-based compensation expense.

Compared to the second quarter of 2022, the $0.2 million increase reflected a $0.7 million increase in salary expense that was partially offset by a $0.5 million decrease in associate benefit expense.

The increase in salary expense was primarily due to a $1.0 million decrease in realized loan cost and higher base salaries of $0.8 million, partially offset by lower incentives of $1.3 million.

The
decrease in associate benefit expense was due to lower pension plan expense (service cost) of $0.7 million that was partially offset by
a $0.2

million increase in associate insurance expense.

The decline in pension plan expense (service cost) was generally due to

a
lower benefit obligation which reflected an increased level of retirements in 2022.

The increase in associate insurance expense
reflected higher premiums at our annual renewal. For the first six months of 2023, compensation expense totaled $47.0 million compared to $45.5 million for the same period of 2022 with the $1.5 million increase attributable to an increase in salary expense of
$2.2 million (primarily the addition of staffing in our new markets)

that was partially offset by a $0.7 million decrease in associate benefit expense, primarily pension plan expense (service cost) due to an increased level of retirements in 2022.

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

Other.

Other expense totaled $10.0 million for the second quarter of 2023 compared to $7.4 million for the first quarter of 2023 and
$8.9

million for the second quarter of 2022.

Compared to the first quarter of 2023, the $2.6 million decrease reflected a $1.8 million gain from the sale of a banking office in the first quarter of 2023.

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

The increase in other expense over
both prior year periods was primarily related to the previously mentioned consulting payment of $0.8 million made in the second
quarter of 2023 and increases in pension plan expense (non-service-related component), and FDIC insurance fees. The previously
mentioned gain from the sale of a banking office in the first quarter of 2023 partially offset these increases for the six-month

period
comparison.

Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 66.93%

for the second quarter of 2023 compared to 64.67% for the first quarter of 2023 and 77.59%

for
the second quarter of 2022.

For the first six months of 2023, this ratio was 65.82% compared to 78.56% for the same period of 2022.
Income Taxes
We realized income

tax expense of $3.4 million (effective rate of 19.39%) for the second quarter of 2023 compared to $3.7 million
(effective rate of 21.34%) for the first quarter of 2023 and

$1.7 million (effective rate of 18.21%) for the second quarter of

2022.

For
the first six months of 2023, we realized income tax expense of $7.1 million (effective rate of 20.36%) compared to $3.4 million
(effective rate of 18.41%) for the same period of 2022.

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
of 2022.

Period end loans increased $26.4 million, or 1.0%, over the first quarter of 2023 and

$135.8 million, or 5.3%, over the fourth
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
conditions and forecasts.

At June 30, 2023, the allowance for credit losses for HFI loans totaled $28.2 million compared to $26.8 million at March 31, 2023 and
$25.1 million at December 31, 2022.

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

Statements.

Capital
Our capital ratios are presented in the Selected Quarterly Financial Data table on page 52.

At June 30, 2023, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $412.4 million at June 30, 2023 compared to $403.3 million at March 31, 2023 and $387.3 million at
December 31, 2022.

For the first six months of 2023, shareowners’ equity was positively impacted by net income attributable to
common shareowners of $27.9 million, a $4.2 million decrease in the unrealized loss on investment securities, the issuance of stock of
$2.1 million, and stock compensation accretion of $0.5 million.

Shareowners’ equity was reduced by common stock dividends of $6.1 million ($0.36 per share), the repurchase of stock of $2.0 million (65,736 shares),

net adjustments totaling $1.3

million related to
transactions under our stock compensation plans, and a $0.2 million decrease in the fair value of the interest rate swap related to
subordinated debt.

At June 30, 2023, our total risk-based capital ratio was 15.68% compared to 15.29%

at March 31, 2023 and 15.30% at December 31,
2022.

Our common equity tier 1 capital ratio was 12.73%, 12.40%, and 12.38%, respectively,

on these dates.

Our leverage ratio was
9.54%, 9.09%, and 8.91%, respectively,

on these dates.

At June 30, 2023, all our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity ratio was 7.43%

at June
30, 2023 compared to 7.20% and 6.65% at March 31, 2023 and December

31, 2022, respectively.

If our unrealized HTM securities
losses of $30.0 million (after-tax) were recognized in accumulated other comprehensive loss, our adjusted tangible capital ratio would be 6.73%.
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

The discount rate assumption used to calculate the pension liability is subject to long

-term corporate bond rates at
December 31
st
.

These assumptions and sensitivities are discussed in our 2022 Form 10-K/A “Critical Accounting

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

TABLE I
AVERAGE BALANCES & INTEREST RATES (UNAUDITED)
(As Restated) (As Restated)
Three Months Ended June 30, Six Months Ended June 30,

2023 2022 2023 2022

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

54,350
$

800 5.90%
$

52,860
$

711 5.39%
$

54,728
$

1,445 5.32%
$

47,959
$

1,108 4.66%
Loans Held for Investment
(1)(2)
2,657,693 36,890 5.55 2,084,679 23,628 4.55 2,620,252 71,232 5.48 2,024,463 45,737 4.56
Taxable Securities 1,041,202 4,803 1.84 1,142,269 3,834 1.34 1,051,232 9,716 1.85 1,099,739 6,723 1.22
Tax-Exempt Securities
(2)
2,656 17 2.47 2,488 10 1.73 2,747 33 2.41 2,449 20 1.67
Funds Sold 218,902 2,782 5.10 691,925 1,408 0.82 289,543 6,893 4.80 782,011 1,817 0.47
Total Earning Assets 3,974,803 45,292 4.57% 3,974,221 29,591 2.99% 4,018,502 89,319 4.48% 3,956,621 55,405 2.82%
Cash & Due From Banks 75,854 79,730 75,250 77,007
Allowance For Credit Losses (27,893) (20,984) (26,771) (21,318)
Other Assets 297,837 288,421 298,999 281,922
TOTAL ASSETS
$

4,320,601
$

4,321,388
$

4,365,980
$

4,294,232

Liabilities:
Noninterest Bearing Deposits 1,539,877 1,722,325 1,570,642 1,687,524
NOW Accounts
$

1,200,400
$

3,038 1.01%
$

1,033,190
$

120 0.05%
$

1,214,585
$

5,190 0.86%
$

1,056,419
$

206 0.04%
Money Market Accounts 288,466 748 1.04 286,210 36 0.05 278,077 955 0.69 285,810 69 0.05
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
Other Liabilities 84,305 87,207 82,765 79,728
TOTAL LIABILITIES 3,892,909 3,937,927 3,945,659 3,905,295
Temporary Equity 8,935 10,096 8,869 10,306

TOTAL SHAREOWNERS’ EQUITY 418,757 373,365 411,452 378,631
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,320,601
$

4,321,388
$

4,365,980
$

4,294,232

Interest Rate Spread 3.67% 2.80% 3.73% 2.66%
Net Interest Income
$

40,224
$

28,604
$

80,725
$

53,676
Net Interest Margin (3) 4.06% 2.89% 4.05% 2.74%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loans fees of $0.1 million

and $0.4 million for the three month periods ended June 30,

2023 and

2022, respectively, and $0.2 million and $0.3 million for the six month periods ended

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
Securities Exchange Act of 1934).

Based upon that evaluation, at the time the Original Form 10-Q was filed, our Chief Executive
Officer and Chief Financial Officer concluded

that, as of the end of the period covered by this report these disclosure controls and procedures were effective. Subsequent to that evaluation, management conducted a reevaluation, concluding that our disclosure
controls and procedures were ineffective as of June

30, 2023 due to the identification of the material weakness discussed below.
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

Changes in Internal Control

Except as identified above with respect to remediation of the material weakness,

during the quarter ended on June 30, 2023, there were
no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that materially
affected, or are reasonably likely to materially affect,

our internal control over financial reporting.

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