Form 10-Q
period 2023-09-30
CAPITAL CITY BANK GROUP INC
filed 2023-12-22
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2023
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
At October 26, 2023,
16,958,056

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2023
TABLE OF CONTENTS

PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – September 30, 2023 and December 31, 2022 5
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2023 and 2022 6
Consolidated Statements of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2023 and 2022 7
Consolidated Statements of Changes in Shareowners’ Equity – Three and Nine Months Ended September 30, 2023 and 2022 8
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2023 and 2022 9
Notes to Consolidated Financial Statements 10

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
32

Item 3.

Quantitative and Qualitative Disclosure About Market Risk
48

Item 4.

Controls and Procedures
48

PART II –

Other Information

Item 1. Legal Proceedings 49

Item 1A. Risk Factors 49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 49

Item 3. Defaults Upon Senior Securities 49
Item 4. Mine Safety Disclosure 49
Item 5. Other Information 49

Item 6. Exhibits 51

Signatures

52

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

Report on Form

10-K/A for the

year ended December

31, 2022, filed

on December 22,
2023 (the

“2022 Form

10-K/A”): (a)

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
● legislative or regulatory changes;
●
adverse developments in the financial services industry generally, such as bank failures and any related impact on depositor behavior;

● the effects of changes in the level of checking or savings account deposits and the competition for deposits on our funding costs, net interest margin and ability to replace maturing deposits and advances, as necessary;

● inflation, interest rate, market and monetary fluctuations;
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
● the effects of natural disasters, harsh weather conditions (including hurricanes), widespread health emergencies (including pandemics, such as the COVID-19 pandemic), military conflict, acts of war, terrorism, civil unrest or other geopolitical events;
● our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
● the impact of the restatement of our previously issued financial statements as of and for the year ended December 31, 2022, the three months ended March 31, 2022 and 2023, the three and six months ended June 30, 2022 and 2023, and the three and nine months ended
September 30, 2022;

● any inability to implement and maintain effective internal control over financial reporting or inability to remediate our existing material weaknesses in our internal controls deemed ineffective;
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

OF FINANCIAL CONDITION
(Unaudited)
September 30, December 31,
(Dollars in Thousands, Except Par Value) 2023

2022
ASSETS

Cash and Due From Banks $
72,379
$
72,114
Federal Funds Sold and Interest Bearing Deposits

95,119

528,536
Total Cash and Cash Equivalents

167,498

600,650

Investment Securities, Available

for Sale, at fair value (amortized cost of $
375,476

and $
455,232
)

334,052

413,294
Investment Securities, Held to Maturity (fair value of $
582,648

and $
612,701
)

632,076

660,744
Equity Securities
3,585

10
Total Investment

Securities

969,713

1,074,048

Loans Held For Sale, at fair value
34,013

26,909

Loans Held for Investment
2,705,181

2,547,685
Allowance for Credit Losses

(29,083)

(25,068)
Loans Held for Investment, Net

2,676,098

2,522,617

Premises and Equipment, Net

81,677

82,138
Goodwill and Other Intangibles

92,973

93,093
Other Real Estate Owned
1
431
Other Assets

116,314

119,337
Total Assets $
4,138,287
$
4,519,223

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,472,165
$
1,653,620
Interest Bearing Deposits

2,068,280

2,285,697
Total Deposits

3,540,445

3,939,317

Short-Term

Borrowings

41,696
56,793
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

364
513
Other Liabilities

75,585
73,675
Total Liabilities
3,710,977
4,123,185
Temporary Equity
7,604
8,757

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

-
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,957,753

and
16,986,785

-

shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively
170
170
Additional Paid-In Capital

36,182
37,331
Retained Earnings

418,030
387,009
Accumulated Other Comprehensive Loss, net of tax

(34,676)
(37,229)
Total Shareowners’ Equity

419,706
387,281
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,138,287
$
4,519,223
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands, Except Per Share

Data)
2023 2022 2023 2022
INTEREST INCOME
Loans, including Fees $
39,344
$
27,839
$
111,845
$
74,536
Investment Securities:
Taxable
4,550
4,360
14,265
11,083
Tax Exempt
11
12
35
25
Funds Sold

1,848
3,231
8,741
5,048
Total Interest Income
45,753
35,442
134,886
90,692
INTEREST EXPENSE
Deposits
5,214
1,052
11,710
1,542
Short-Term

Borrowings
630
536
1,542
1,071
Subordinated Notes Payable
625
443
1,800
1,130
Other Long-Term

Borrowings
4
6
15
23
Total Interest Expense
6,473
2,037
15,067
3,766
NET INTEREST INCOME
39,280
33,405
119,819
86,926
Provision for Credit Losses
2,393
2,154
7,689
3,878
Net Interest Income After Provision For Credit Losses
36,887
31,251
112,130
83,048
NONINTEREST INCOME
Deposit Fees
5,456
5,947
16,021
16,585
Bank Card Fees
3,684
3,860
11,205
11,657
Wealth Management

Fees
3,984
3,937
12,061
14,410
Mortgage Banking Revenues
1,839
2,895
8,072
11,807
Other
1,765
1,870
7,093
5,426
Total Noninterest

Income
16,728
18,509
54,452
59,885
NONINTEREST EXPENSE
Compensation
23,003
22,967
69,965
68,487
Occupancy, Net
6,980
6,153
20,562
18,321
Other
9,122
8,579
26,539
25,564
Total Noninterest

Expense
39,105
37,699
117,066
112,372
INCOME BEFORE INCOME TAXES
14,510
12,061
49,516
30,561
Income Tax Expense
3,004
2,493
10,130
5,898
NET INCOME
11,506
9,568
39,386
24,663
Loss (Income) Attributable to Noncontrolling Interests
1,149
37
1,153
(860)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
12,655
$
9,605
$
40,539
$
23,803
BASIC NET INCOME PER SHARE $
0.75
$
0.57
$
2.38
$
1.40
DILUTED NET INCOME PER SHARE $
0.74
$
0.57
$
2.38
$
1.40
Average Common

Basic Shares Outstanding
16,985
16,960
17,001
16,947
Average Common

Diluted Shares Outstanding
17,025
16,996
17,031
16,973
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2023 2022 2023 2022
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
12,655
$
9,605
$
40,539
$
23,803
Other comprehensive (loss) income, before

tax:
Investment Securities:
Change in net unrealized gain/loss on securities available for sale to held to maturity
(3,405)
(2,618)
516
(38,778)
Unrealized losses on securities transferred from available for sale to held to maturity
-
(9,384)
-
(9,384)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
887
586
2,628
586
Derivative:
Change in net unrealized gain on effective cash flow

derivative
770
1,407
553
4,403
Benefit Plans:
Pension plan settlement
-
102
(217)
480
Total Benefit Plans
-
102
(217)
480
Other comprehensive (loss) income, before

tax
(1,748)
(9,907)
3,480
(42,693)
Deferred tax (benefit) expense related to other comprehensive income
(444)
(2,469)
927
(10,704)
Other comprehensive (loss) income, net of tax
(1,304)
(7,438)
2,553
(31,989)
TOTAL COMPREHENSIVE

INCOME (LOSS)
$
11,351
$
2,167
$
43,092
$
(8,186)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, July 1, 2023
16,991,634
$
170
$
36,853
$
408,771
$
(33,372)
$
412,422
Net Income Attributable to Common Shareowners
-
-
-
12,655
-
12,655
Other Comprehensive Loss, net of tax -
-
-
-
(1,304)
(1,304)
Cash Dividends ($
0.2000

per share)
-
-
-
(3,396)
-
(3,396)
Repurchase of Common Stock
(36,411)
-
(1,099)
-
-
(1,099)
Stock Based Compensation
-
-
346
-
-
346
Stock Compensation Plan Transactions, net
2,530
-
82
-
-
82
Balance, September 30, 2023
16,957,753
$
170
$
36,182
$
418,030
$
(34,676)
$
419,706
Balance, July 1, 2022
16,959,280
$
170
$
35,738
$
373,562
$
(40,765)
$
368,705
Net Income Attributable to Common Shareowners
-
-
-
9,605
-
9,605
Other Comprehensive Loss, net of tax -
-
-
-
(7,438)
(7,438)
Cash Dividends ($
0.1700

per share)
-
-
-
(2,883)
-
(2,883)
Stock Based Compensation
-
-
415
-
-
415
Stock Compensation Plan Transactions, net
2,532
-
81
-
-
81
Balance, September 30, 2022
16,961,812
$
170
$
36,234
$
380,284
$
(48,203)
$
368,485
Balance, January 1, 2023
16,986,785
$
170
$
37,331
$
387,009
$
(37,229)
$
387,281
Net Income Attributable to Common Shareowners -
-
-
40,539
-
40,539
Other Comprehensive Income, net of tax -
-
-
-
2,553
2,553
Cash Dividends ($
0.5600

per share)
-
-
-
(9,518)
-
(9,518)
Repurchase of Common Stock
(102,147)
-
(3,121)
-
-
(3,121)
Stock Based Compensation -
-
1,110
-
-
1,110
Stock Compensation Plan Transactions, net
73,115
-
862
-
-
862
Balance, September 30, 2023
16,957,753
$
170
$
36,182
$
418,030
$
(34,676)
$
419,706
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
(Dollars in Thousands) 2023 2022
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
40,539
$
23,803
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
7,689
3,878

Depreciation
5,920
5,689

Amortization of Premiums, Discounts and Fees, net
3,216
6,618

Amortization of Intangible Asset
120
120

Pension Plan Settlement (Gain) Charge
(291)
480

Originations of Loans Held-for-Sale
(222,575)
(772,089)

Proceeds From Sales of Loans Held-for-Sale
223,543
813,267

Mortgage Banking Revenues
(8,072)
(11,807)

Net Additions for Capitalized Mortgage Servicing Rights
(392)
570

Stock Compensation
1,110
904

Net Tax Benefit from

Stock-Based Compensation
-
(19)

Deferred Income Taxes
(2,464)
(12,854)

Net Change in Operating Leases
(12)
(83)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,915)
(136)

Net Decrease in Other Assets
8,207
3,696

Net Increase in Other Liabilities
1,069
12,839
Net Cash Provided By Operating Activities
55,692
74,876
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
-
(219,865)

Proceeds from Payments, Maturities, and Calls
28,159
40,096
Securities Available for

Sale:

Purchases
(9,399)
(41,880)

Proceeds from Sale of Securities
30,420
3,365

Proceeds from Payments, Maturities, and Calls
53,045
64,301
Purchases of Loans Held for Investment
(295,360)
(329,481)
Net Decrease (Increase) in Loans Held for Investment
132,105
(113,116)
Proceeds From Sales of Other Real Estate Owned
3,840
1,683
Purchases of Premises and Equipment
(5,459)
(4,013)
Noncontrolling Interest Contributions
-
2,867
Net Cash Used In Investing Activities
(62,649)
(596,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits
(398,872)
46,516
Net (Decrease) Increase in Short-Term

Borrowings
(15,097)
17,592
Repayment of Other Long-Term

Borrowings
(149)
(200)
Dividends Paid
(9,518)
(8,307)
Payments to Repurchase Common Stock
(3,121)
-
Proceeds from Issuance of Common Stock Under Purchase Plans
562
577
Net Cash (Used In) Provided by Financing Activities
(426,195)
56,178
NET DECREASE IN CASH AND CASH EQUIVALENTS
(433,152)
(464,989)
Cash and Cash Equivalents at Beginning of Period

600,650
1,035,354
Cash and Cash Equivalents at End of Period

$
167,498
$
570,365
Supplemental Cash Flow Disclosures:

Interest Paid
$
15,026
$
3,588

Income Taxes Paid
$
7,395
$
6,410
Noncash Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned
$
1,495
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
On March 1, 2020, CCB completed its acquisition of
51
% of the membership interests in Brand Mortgage Group, LLC, which is now operated as Capital City Home Loans, LLC (“CCHL”).

CCHL was consolidated into CCBG’s financial

statements effective upon the
date of the acquisition.

The terms of the transaction included a buyout call/put option for CCB to purchase the remaining
49
% of the
membership interests in CCHL (the “
49
% Interest”) that are held by BMGBMG, LLC (“BMG”).

The option requires 12 months
advance notice to the other party,

and under the terms of the option, January 1, 2025 is the earliest date the transfer of the
49
% Interest
may be completed. On December 20, 2023, BMG notified CCB that BMG will exercise its put option and the transfer of the
49
%
Interest will become effective on January 1, 2025.

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

ASU No. 2023-06, “Disclosure Improvements:

Codification Amendments in Response to the SEC’s

Disclosure Update and
Simplification Initiative.”

ASU 2023-06 is intended to clarify or improve disclosure and presentation requirements of a variety of
topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were
not previously subject to the requirements and align the requirements in the

FASB accounting standard

codification with the SEC’s
regulations. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated
statements.

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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
September 30, 2023
U.S. Government Treasury $
22,036
$
-
$
1,727
$
-
$
20,309
U.S. Government Agency
160,275
15
11,328
-
148,962
States and Political Subdivisions
46,479
-
6,272
(12)
40,195
Mortgage-Backed Securities (1)
74,556
-
13,954
-
60,602
Corporate Debt Securities
63,871
-
8,115
(31)
55,725
Other Securities (2)
8,259
-
-
-
8,259
Total

$
375,476
$
15
$
41,396
$
(43)
$
334,052
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
413,294
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
September 30, 2023
U.S. Government Treasury $
457,602
$
-
$
24,452
$
433,150
Mortgage-Backed Securities (1)
174,474
-
24,976
149,498
Total

$
632,076
$
-
$
49,428
$
582,648
December 31, 2022
U.S. Government Treasury $
457,374
$
-
$
25,641
$
431,733
Mortgage-Backed Securities (1)
203,370
8
22,410
180,968
Total

$
660,744
$
8
$
48,051
$
612,701
(1)

Comprised of residential mortgage-backed

securities
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock,

recorded at cost of $
3.2

million and $
5.1

million,
respectively,

at September 30, 2023 and $
2.1

million and $
5.1

million, respectively,

at December 31, 2022.
At September 30, 2023 and December 31, 2022, the investment portfolio had $
3.6

million and $
0.01

million, respectively in equity
securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
463.6

million and $
656.1

million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes.
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

The net unamortized, unrealized loss on the transferred securities included in accumulated
other comprehensive loss in the accompanying statement of financial condition at September 30, 2023 totaled $
5.3

million.

This
amount will continue to be amortized out of accumulated other comprehensive loss over the remaining life of the underlying securities
as an adjustment of the yield on those securities.
Investment Sales. There were $
30.4

million in sales of investment securities for the three and nine months ended

September 30, 2023.
There were
no

significant sales of investment securities for the three months ended September 30, 2022 and $
3.4

million in sales for
the nine months ended September 30, 2022.
Maturity Distribution
.

At September 30, 2023, the Company’s

investment securities had the following maturity distribution based on contractual maturity.

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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
26,628

$
25,874

$
-

$
-
Due after one year through five years

132,264

119,087

457,602

433,150
Due after five year through ten years

45,924

37,331

-

-
Mortgage-Backed Securities
74,556
60,602
174,474
149,498
U.S. Government Agency

87,845

82,899

-

-
Other Securities

8,259

8,259

-

-
Total

$
375,476

$
334,052

$
632,076

$
582,648

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
September 30, 2023
Available for

Sale
U.S. Government Treasury $
-

$
-

$
19,318

$
1,727

$
19,318

$
1,727
U.S. Government Agency
11,833
89
134,243
11,239
146,076
11,328
States and Political Subdivisions
835

26

37,981

6,246

38,816

6,272
Mortgage-Backed Securities
91

1

60,492

13,953

60,583

13,954
Corporate Debt Securities
-

-

55,756

8,115

55,756

8,115
Total

$
12,759

$
116

$
307,790

$
41,280

$
320,549

$
41,396

Held to Maturity
U.S. Government Treasury

-

-

433,150

24,452

433,150

24,452
Mortgage-Backed Securities
998

38

148,500

24,938

149,498

24,976
Total

$
998

$
38

$
581,650

$
49,390

$
582,648

$
49,428
December 31, 2022
Available for

Sale

U.S. Government Treasury $
983

$
-

$
19,189

$
1,928

$
20,172

$
1,928
U.S. Government Agency
63,112
2,572
113,004
10,291
176,116
12,863
States and Political Subdivisions

1,425

2

38,760

6,853

40,185

6,855
Mortgage-Backed Securities
6,594
959
60,458
10,467
67,052
11,426
Corporate Debt Securities
26,959
878
58,601
7,996
85,560
8,874
Total

$
99,073

$
4,411

$
290,012

$
37,535

$
389,085

$
41,946

Held to Maturity
U.S. Government Treasury

177,552

11,018

254,181

14,623

431,733

25,641
Mortgage-Backed Securities
88,723
6,814
91,462
15,596
180,185
22,410
Total

$
266,275

$
17,832

$
345,643

$
30,219

$
611,918

$
48,051
At September 30, 2023, there were
894

positions (combined AFS and HTM) with unrealized losses totaling $
90.8

million.

86

of these
positions are U.S. Treasury bonds and carry

the full faith and credit of the U.S. Government.

705

are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

The remaining
103

positions (municipal
securities and corporate bonds) have a credit component.

At September 30, 2023, all collateralized mortgage obligation securities
(“CMO”), MBS, Small Business Administration securities (“SBA”), U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

At
September 30, 2023, corporate debt securities had an allowance for credit losses of $
31,000

and municipal securities had an allowance
of $
12,000
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:

(Dollars in Thousands) September 30, 2023

December 31, 2022
Commercial, Financial and Agricultural $
221,704

$
247,362
Real Estate – Construction

197,526

234,519
Real Estate – Commercial Mortgage

828,234

782,557
Real Estate – Residential (1)

967,913

749,513
Real Estate – Home Equity

203,606

208,217
Consumer (2)

286,198

325,517
Loans Held For Investment, Net of Unearned Income $
2,705,181

$
2,547,685
(1) Includes loans in process balance of $
2.3

million and $
6.1

million at both September 30, 2023 and December 31, 2022.
(2)
Includes overdraft balances of $
1.1

million at September 30, 2023 and December 31, 2022, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
7.2

million at September 30, 2023 and
$
5.1

million at December 31, 2022.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
9.7

million at September 30, 2023 and $
8.0
million at December 31, 2022, and is reported separately in Other Assets.
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

Residential loan purchases from CCHL totaled $
293.1

million and
$
267.0

million for the nine months ended September 30, 2023 and September

30, 2022, respectively, and were not credit

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
September 30, 2023
Beginning Balance $
1,446
$
2,848
$
5,453
$
13,388
$
1,783
$
3,325
$
28,243
Provision for Credit Losses
(59)
(536)
84
1,356
(71)
1,219
1,993
Charge-Offs
(76)
-
-
-
-
(1,999)
(2,075)
Recoveries

28
-
17
30
53
794
922
Net (Charge-Offs) Recoveries
(48)
-
17
30
53
(1,205)
(1,153)
Ending Balance $
1,339
$
2,312
$
5,554
$
14,774
$
1,765
$
3,339
$
29,083
Nine Months Ended

September 30, 2023
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068
Provision for Credit Losses
(67)
(344)
823
3,814
(269)
3,218
7,175
Charge-Offs
(294)
-
(120)
-
(39)
(6,252)
(6,705)
Recoveries
194
2
36
219
209
2,885
3,545
Net (Charge-Offs) Recoveries
(100)
2
(84)
219
170
(3,367)
(3,160)
Ending Balance $
1,339
$
2,312
$
5,554
$
14,774
$
1,765
$
3,339
$
29,083
Three Months Ended
September 30, 2022
Beginning Balance $
1,641
$
3,138
$
5,052
$
5,827
$
1,760
$
4,045
$
21,463
Provision for Credit Losses
(136)
(22)
(120)
1,388
127
749
1,986
Charge-Offs
(2)
-
(1)
-
-
(1,759)
(1,762)
Recoveries

58
2
8
44
22
926
1,060
Net Charge-Offs
56
2
7
44
22
(833)
(702)
Ending Balance $
1,561
$
3,118
$
4,939
$
7,259
$
1,909
$
3,961
$
22,747
Nine Months Ended

September 30, 2022
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
Provision for Credit Losses
267
(194)
(697)
2,944
(501)
1,940
3,759
Charge-Offs
(1,179)
-
(267)
-
(33)
(4,354)
(5,833)
Recoveries
282
10
93
186
147
2,497
3,215
Net Charge-Offs
(897)
10
(174)
186
114
(1,857)
(2,618)
Ending Balance $
1,561
$
3,118
$
4,939
$
7,259
$
1,909
$
3,961
$
22,747
For the nine months ended September 30, 2023, the allowance for

HFI loans increased by $
4.0

million and reflected a provision
expense of $
7.2

million and net loan charge-offs of $
3.2

million.

The increase was primarily driven by incremental reserves needed for loan growth and a higher loss rate for the residential real estate portfolio due to slower prepayment speeds.

For the nine months
ended September 30, 2022, the allowance increased by $
1.1

million and reflected a provision expense of $
3.8

million and net loan
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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
September 30, 2023
Commercial, Financial and Agricultural $
306
$
106
$
-
$
412
$
221,236
$
56
$
221,704
Real Estate – Construction

-
-
-
-
197,251
275
197,526
Real Estate – Commercial Mortgage

393
44
-
437
826,888
909
828,234
Real Estate – Residential

331
117
-
448
965,171
2,294
967,913
Real Estate – Home Equity

420
27
-
447
202,692
467
203,606
Consumer

3,040
793
-
3,833
281,672
693
286,198
Total $
4,490
$
1,087
$
-
$
5,577
$
2,694,910
$
4,694
$
2,705,181
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

September 30, 2023 December 31, 2022
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
56
$
-
$
-
$
41
$
-
Real Estate – Construction

-
275
-
-
17
-
Real Estate – Commercial Mortgage

780
129
-
389
256
-
Real Estate – Residential

1,084
1,210
-
-
239
-
Real Estate – Home Equity

-
467
-
-
771
-
Consumer

-
693
-
-
584
-
Total Nonaccrual

Loans
$
1,864
$
2,830
$
-
$
389
$
1,908
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

September 30, 2023 December 31, 2022
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
-
$
-
$
-
Real Estate – Construction
275
-
-
-
Real Estate – Commercial Mortgage
781
-
389
-
Real Estate – Residential
1,084
-
160
-
Real Estate – Home Equity

-

-

130

-
Consumer

-

-

21

-
Total Collateral Dependent

Loans
$
2,140
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
.

At September 30, 2023 and December 31, 2022, the Company had $
0.4
million and $
0.6

million, respectively, in

1-4 family residential real estate loans for which formal foreclosure proceedings were in
process.
For the nine-month period ended September 30, 2023, the Company did no
t modify any loans made to borrowers experiencing
financial difficulty.

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

The following table summarizes gross loans held for investment at September

30, 2023 and current period gross write-offs for the nine
months ended September 30, 2023 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

Term

Loans by Origination Year
Revolving
(Dollars in Thousands)
2023 2022 2021 2020 2019 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
40,571
$
72,609
$
32,101
$
12,418
$
8,920
$
9,055
$
44,290
$
219,964
Special Mention
182
461
405
11
13
8
76
1,156
Substandard

-

106

108

82

27

150

111

584
Total
$
40,753
$
73,176
$
32,614
$
12,511
$
8,960
$
9,213
$
44,477
$
221,704
Current-Period Gross
Writeoffs
$
6
$
149
$
48
$
31
$
12
$
10
$
38
$
294
Real Estate -
Construction:
Pass $
76,755
$
88,831
$
22,609
$
1,214
$
189
$
-
$
5,482
$
195,080
Special Mention
568
-
625
214
-
-
-
1,407
Substandard

-

-

378

661

-

-

-

1,039
Total $
77,323
$
88,831
$
23,612
$
2,089
$
189
$
-
$
5,482
$
197,526
Real Estate -
Commercial Mortgage:
Pass $
93,098
$
277,464
$
154,743
$
108,076
$
44,874
$
115,068
$
16,059
$
809,382
Special Mention
3,299
316
-
233
1,373
1,014
-
6,235
Substandard

-

1,250

6,781

1,651

614

1,627

694

12,617
Total $
96,397
$
279,030
$
161,524
$
109,960
$
46,861
$
117,709
$
16,753
$
828,234
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
120
$
-
$
120
Real Estate - Residential:
Pass $
294,155
$
434,902
$
86,357
$
39,468
$
26,126
$
71,667
$
8,031
$
960,706
Special Mention
269
90
225
510
-
542
-
1,636
Substandard

790

106

204

479

918

3,074

-

5,571
Total

$
295,214
$
435,098
$
86,786
$
40,457
$
27,044
$
75,283
$
8,031
$
967,913
Real Estate - Home
Equity:
Performing $
71
$
145
$
130
$
11
$
388
$
997
$
201,397
$
203,139
Nonperforming

-

-

-

-

-

-

467

467
Total

$
71
$
145
$
130
$
11
$
388
$
997
$
202,257
$
203,606
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
-
$
39
$
39
Consumer:
Performing $
57,755
$
99,327
$
79,230
$
24,375
$
12,417
$
6,387
$
6,014
$
285,505
Nonperforming
69
226
202
193
-
3
-
693
Total $
57,824
$
99,553
$
79,432
$
24,568
$
12,417
$
6,390
$
6,014
$
286,198
Current-Period Gross
Writeoffs
$
2,322
$
2,199
$
1,075
$
228
$
200
$
94
$
134
$
6,252

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

September 30, 2023 December 31, 2022
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
35,899
$
34,013
$
26,274
$
26,909
Residential Mortgage Loan Commitments ("IRLCs") (1)
50,726
859
36,535
819
Forward Sales Contracts (1)
28,500
180
15,500
187
$
35,052
$
27,915
(1) Recorded in other assets at fair value
At September 30, 2023, the Company had
no

residential mortgage loans held for sale 30-89 days past due and $
0.6

million of loans
were on nonaccrual status. At December 31, 2022, the Company had $
0.6

million of residential mortgage loans held for sale 30-89
days past due and $
0.1

million of loans were on nonaccrual status.

Mortgage banking revenue was as follows:

Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands) 2023 2022 2023 2022
Net realized gains on sales of mortgage loans $
1,350
$
1,478
$
4,843
$
5,716
Net change in unrealized gain on mortgage loans held for sale
(1,223)
(1,205)
(1,700)
(1,600)
Net change in the fair value of mortgage loan commitments (IRLCs)
(412)
439
39
116
Net change in the fair value of forward sales contracts
80
655
(5)
616
Pair-Offs on net settlement of forward sales contracts
359
637
454
4,846
Mortgage servicing rights additions
184
126
471
449
Net origination fees
1,501
765
3,970
1,664
Total mortgage banking

revenues
$
1,839
$
2,895
$
8,072
$
11,807

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) September 30, 2023 December 31, 2022
Number of residential mortgage loans serviced for others
411
1,769
Outstanding principal balance of residential mortgage loans serviced for others
$
97,479
$
410,740
Weighted average

interest rate
5.38%
3.62%
Remaining contractual term (in months)
306
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

Administration.

At
September 30, 2023, the servicing portfolio balance consisted of the following loan types: FNMA (
9
%), GNMA (
1
%), and private
investor (
90
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had
no

delinquent residential mortgage loans in GNMA pools serviced by the Company at September 30, 2023 and
$
0.3

million at December 31, 2022, respectively.

The right to repurchase these loans and the corresponding liability has been recorded
in other assets and other liabilities, respectively,

in the Consolidated Statement of Financial Condition.

For the three and nine months
ended September 30, 2023, the Company repurchased $
0.8

million and $
2.2

million, respectively, in

delinquent residential loans that
were in GNMA pools.

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

Activity in the capitalized mortgage servicing rights was as follows:

Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands) 2023 2022 2023 2022
Beginning balance $
565
$
3,415
$
2,599
$
3,774
Additions due to loans sold with servicing retained
184
126
471
449
Deletions and amortization
(45)
(337)
(79)
(1,019)
Sale of servicing rights
(1)
-
-
(2,287)
-
Ending balance $
704
$
3,204
$
704
$
3,204
(1)
The Company sold an MSR portfolio with an unpaid principal balance of $
334

million for a sales price of $
4.0

million,
recognizing a $
1.38

million gain on sale, recorded

in other noninterest income on the Consolidated

Statement of Income.
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended September 30,
2023 or 2022.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:

September 30, 2023 December 31, 2022
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
10.58%
16.83%
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

The weighted average annual prepayment speed was
13.81
% at September 30, 2023 and
13.42
% at December 31, 2022.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
September 30, 2023.

Amounts
(Dollars in Thousands) Outstanding
$
50

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.00%

to
3.00%
, with a floor rate of
3.25%
.

A cash pledge deposit of $
0.5

million is required by the lender.
$
10,504
$
60

million warehouse line of credit agreement expiring in
December 2023
.

Interest is at the SOFR plus
2.25%
,
to
3.25%
.
8,282
Total Warehouse

Borrowings
$
18,786
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2022, warehouse line borrowings totaled $
50.2
million. At September 30, 2023, the Company had residential mortgage loans held for sale and construction loans held for investment pledged as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid
assets, and maximum debt to net worth ratio, as defined in the agreements.

The Company was in compliance with all significant debt
covenants at September 30, 2023.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the Consolidated Statement of

Financial Condition.

The balance of this line of credit at
September 30, 2023 and December 31, 2022 was $
38.6

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at September 30, 2023 were designed as a cash flow hedge for subordinated debt.

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
September 30, 2023
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
6,748
6.8
December 31, 2022
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
6,195
7.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related to the cash
flow derivative instruments (interest rate swaps related to subordinated debt) for the three and nine months ended September 30, 2023.

Amount of (Loss) Amount of Gain
Gain Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended September 30, 2023 Interest expense $
574

$
375

Three months ended September 30, 2022
Interest expense
1,050

113

Nine months ended September 30, 2023
Interest expense
$
413

$
1,016

Nine months ended September 30, 2022
Interest expense
3,287

112

The Company estimates there will be approximately $
1.5

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
7.0

million and $
5.8

million at September 30, 2023 and December 31, 2022, respectively.
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

At September 30, 2023, the operating lease ROU assets and liabilities were $
23.8

million and $
24.2

million, respectively. At
December 31, 2022, ROU assets and liabilities were $
22.3

million and $
22.7

million, respectively.

The Company does not have any
finance leases or any significant lessor agreements.
The table below summarizes our lease expense and other information related to the Company’s operating leases.

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2023 2022 2023 2022
Operating lease expense $
710
$
427
$
2,114
$
1,202
Short-term lease expense
167
158
438
495
Total lease expense $
877
$
585
$
2,552
$
1,697
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
720
$
439
$
2,131
$
1,303
Right-of-use assets obtained in exchange for new operating lease liabilities
55
2,406
3,048
3,598
Weighted average

remaining lease term — operating leases (in years)
18.4
22.0
18.4
22.0
Weighted average

discount rate — operating leases
3.3%
2.2%
3.3%
2.2%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) September 30, 2023
2023 $
955
2024
2,723
2025
2,487
2026
2,336
2027
2,246
2028 and thereafter
21,045
Total $
31,792
Less: Interest
(7,613)
Present Value

of Lease liability
$
24,179
At September 30, 2023, the Company had
one

additional operating lease obligation for a banking office that has not yet commenced.

A related party is the lessor in an operating lease with the Company.

The Company’s minimum

payment is $
0.1

million annually
through 2052, for an aggregate remaining obligation of $
2.3

million at September 30, 2023.
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
872
$
1,572
$
2,616
$
4,717
Interest Cost
1,458
1,166
4,374
3,499
Expected Return on Plan Assets
(1,701)
(2,675)
(5,104)
(8,026)
Prior Service Cost Amortization
1
4
4
11
Net Loss Amortization
234
428
701
1,285
Pension Settlement Charge
-
102
-
480
Net Periodic Benefit Cost $
864
$
597
$
2,591
$
1,966
Discount Rate
5.63%
3.11%
5.63%
3.11%
Long-term Rate of Return on Assets
6.75%
6.75%
6.75%
6.75%

The components of the net periodic benefit cost for the Company’s

SERP and SERP II were as follows:
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2023 2022 2023 2022
Service Cost $
4
$
8
$
13
$
24
Interest Cost
120
79
381
237
Prior Service Cost Amortization
38
69
114
207
Net Loss Amortization
(111)
180
(420)
540
Pension Settlement Gain
-
-
(291)
-
Net Periodic Benefit Cost $
51
$
336
$
(203)
$
1,008
Discount Rate
5.33%
2.80%
5.41%
2.80%

During the month of June 2023, lump sum payments made under the SERP triggered settlement accounting and remeasurement of the
plan at June 30, 2023.

In accordance with applicable accounting guidance for retirement benefit plans,

the Company recorded a
settlement gain of $
0.3

million in June 2023.
No

settlement gain or loss was recorded during the third quarter of 2023.
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

September 30, 2023 December 31, 2022
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
212,312
$
562,402
$
774,714
$
243,614
$
531,873
$
775,487
Standby Letters of Credit

6,796

-

6,796
5,619

-

5,619
Total $
219,108
$
562,402
$
781,510
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

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2023 2022 2023 2022
Beginning Balance $
3,120
$
2,853
$
2,989
$
2,897
Provision for Credit Losses
382
159
513
115
Ending Balance $
3,502
$
3,012
$
3,502
$
3,012

Other Commitments.
In the normal course of business, the Company enters into lease commitments which are classified as operating
leases. See Note 6 – Leases for additional information on the maturity of the

Company’s operating lease commitments.

Furthermore,
the Company has a commitment of up to $
1.0

million in a bank tech venture capital fund focused on finding and funding technology
solutions for community banks and commitments of up to $
15

million for
two

solar tax credit equity fund investments.

For the nine
months ended September 30, 2023, the Company had contributed $
0.2

million of the bank tech commitment and $
6.7

million of the
solar fund commitments.

At December 31, 2022, the Company had contributed $
0.2

million of the bank tech commitment and $
1.0
million of
one

of the solar fund commitments.

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

The
valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any,

during the
period. At September 30, 2023 and at December 31, 2022, there was a $
0.1

million payable.
A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
September 30, 2023
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
20,309
$
-
$
-
$
20,309
U.S. Government Agency
-
148,962
-
148,962
States and Political Subdivisions
-
40,195
-
40,195
Mortgage-Backed Securities
-
60,602
-
60,602
Corporate Debt Securities
-
55,725
-
55,725
Equity Securities
-
508
-
508
Loans Held for Sale
-
34,013
-
34,013
Interest Rate Swap Derivative
-
6,748
-
6,748
Mortgage Banking Hedge Derivative
-
180
-
180
Mortgage Banking IRLC Derivative
-
-
859
859
December 31, 2022
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
22,050
$
-
$
-
$
22,050
U.S. Government Agency
-
186,052
-
186,052
States and Political Subdivisions
-
40,329
-
40,329
Mortgage-Backed Securities
-
69,405
-
69,405
Corporate Debt Securities
-
88,236
-
88,236
Loans Held for Sale
-
26,909
-
26,909
Interest Rate Swap Derivative
-
6,195
-
6,195
Mortgage Banking Hedge Derivative
-
187
-
187
Mortgage Banking IRLC Derivative
-
-
819
819

Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
11.1
million and $
16.3

million, respectively,

for the nine months ended September 30, 2023, and $
11.4

million and $
23.4

million,
respectively, for the

nine months ended September 30, 2022.

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

Collateral-dependent loans had a carrying value of $
2.1

million with
no

valuation allowance at September 30, 2023 and a
carrying value of $
0.7

million and a $
0.1

million valuation allowance at December 31, 2022.
Other Real Estate Owned
.

During the first nine months of 2023, certain foreclosed assets, upon initial recognition,

were measured and
reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of September 30, 2023 and December 31, 2022, there was no

valuation
allowance for loan servicing rights.

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

September 30, 2023
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
72,379
$
72,379
$
-
$
-
Short-Term Investments
95,119
95,119
-
-
Investment Securities, Held to Maturity
632,076
433,150
149,498
-
Equity Securities (1)
3,077
-
3,077
-
Other Equity Securities (2)
2,848
-
2,848
-
Mortgage Servicing Rights
704
-
-
1,182
Loans, Net of Allowance for Credit Losses
2,676,098
-
-
2,472,305
LIABILITIES:
Deposits $
3,540,445
$
-
$
3,081,702
$
-
Short-Term

Borrowings
41,696
-
41,696
-
Subordinated Notes Payable
52,887
-
44,910
-
Long-Term Borrowings
364
-
362
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
(4,505)

$
(37,229)
Other comprehensive income (loss) during the period

2,357

413

(217)

2,553
Balance as of September 30, 2023 $
(34,992)

$
5,038

$
(4,722)

$
(34,676)
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

2023 2022
(Dollars in Thousands, except per share data) Third Second First Fourth Third
Shareowners' Equity (GAAP) $ 419,706 $ 412,422 $ 403,260 $ 387,281 $ 368,485
Less: Goodwill and Other Intangibles (GAAP) 92,973 93,013 93,053 93,093 93,133
Tangible Shareowners' Equity (non-GAAP) A 326,733 319,409 310,207 294,188 275,352
Total Assets (GAAP) 4,138,287 4,391,206 4,401,762 4,519,223 4,327,991
Less: Goodwill and Other Intangibles (GAAP) 92,973 93,013 93,053 93,093 93,133
Tangible Assets (non-GAAP) B $ 4,045,314 $ 4,298,193 $ 4,308,709 $ 4,426,130 $ 4,234,858
Tangible Common Equity Ratio (non-GAAP) A/B 8.08% 7.43% 7.20% 6.65% 6.50%
Actual Diluted Shares Outstanding (GAAP) C 16,997,886 17,025,023 17,049,913 17,039,401 16,998,177
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
19.22
$
18.76
$
18.19
$
17.27
$
16.20

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
2023 2022
(Dollars in Thousands, Except Per Share Data) Third Second First Fourth Third
Summary of Operations :
Interest Income $ 45,753 $ 45,205 $ 43,926 $ 41,218 $ 35,442
Interest Expense 6,473 5,068 3,526 3,122 2,037
Net Interest Income 39,280 40,137 40,400 38,096 33,405
Provision for Credit Losses 2,393 2,197 3,099 3,616 2,154
Net Interest Income After

Provision for Credit Losses
36,887 37,940 37,301 34,480 31,251
Noninterest Income 16,728 19,967 17,758 15,296 18,509
Noninterest Expense 39,105 40,285 37,675 39,262 37,699
Income Before Income Taxes 14,510 17,622 17,384 10,514 12,061
Income Tax Expense 3,004 3,417 3,710 1,900 2,493
(Income) Loss Attributable to NCI 1,149 (31) 35 995 37
Net Income Attributable to CCBG 12,655 14,174 13,709 9,609 9,605
Net Interest Income (FTE) (1) 39,367 40,224 40,500 38,185 33,488

Per Common Share :
Net Income Basic $ 0.75 $ 0.83 $ 0.81 $ 0.56 $ 0.57
Net Income Diluted 0.74 0.83 0.80 0.56 0.57
Cash Dividends Declared 0.20 0.18 0.18 0.17 0.17
Diluted Book Value 24.69 24.21 23.65 22.73 21.68
Diluted Tangible Book Value (2) 19.22 18.76 18.19 17.27 16.20
Market Price:

High
33.44 34.16 36.86 36.23 33.93

Low
28.64 28.03 28.18 31.14 27.41

Close
29.83 30.64 29.31 32.50 31.11

Selected Average Balances :
Investment Securities $ 1,005,003 $ 1,043,858 $ 1,064,212 $ 1,081,092 $ 1,120,728
Loans Held for Investment 2,672,653 2,657,693 2,582,395 2,439,379 2,264,075
Earning Assets 3,876,980 3,974,803 4,062,688 4,032,733 4,009,951
Total Assets 4,218,855 4,320,601 4,411,865 4,381,825 4,357,678
Deposits 3,596,816 3,719,564 3,817,314 3,803,042 3,769,864
Shareowners’ Equity 427,580 418,757 404,067 380,570 379,305
Common Equivalent Average Shares:

Basic
16,985 17,002 17,016 16,963 16,960

Diluted
17,025 17,035 17,045 17,016 16,996
Performance Ratios:
Return on Average Assets (annualized) 1.19% 1.32% 1.26% 0.87% 0.87%
Return on Average Equity (annualized) 11.74 13.58 13.76 10.02 10.05
Net Interest Margin (FTE) 4.03 4.06 4.04 3.76 3.32
Noninterest Income as % of Operating Revenue 29.87 33.22 30.53 28.65 35.65
Efficiency Ratio 69.88 66.93 64.67 73.41 72.51

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 29,083 $ 28,243

$
26,808 $ 25,068 $ 22,747
Nonperforming Assets (“NPAs”) 4,695 6,624 4,602 2,728 2,422
ACL to Loans HFI 1.08% 1.05% 1.01% 0.98% 0.96%
NPAs to Total

Assets
0.11 0.15 0.10 0.06 0.06
NPAs to Loans HFI plus OREO 0.17 0.25 0.17 0.11 0.10
ACL to Non-Performing Loans 619.58 426.44 584.18 1,091.33 944.36
Net Charge-Offs to Average Loans HFI 0.17 0.07 0.24 0.21 0.12
Capital Ratios:
Tier 1 Capital 15.11% 14.56% 14.23% 14.27% 14.59%
Total Capital 16.30 15.68 15.29 15.30 15.58
Common Equity Tier 1 13.26 12.73 12.40 12.38 12.62
Leverage 9.98 9.54 9.09 8.91 8.80
Tangible Common Equity (2) 8.08 7.43 7.20 6.65 6.50
(1)
Fully Tax Equivalent
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 33.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.

Net income attributable to common shareowners totaled $12.7 million, or $0.74 per diluted share, for the
third quarter of 2023 compared to $14.2 million, or $0.83 per diluted share, for the second quarter of 2023, and $9.6 million, or $0.57
per diluted share, for the third quarter of 2022.

For the first nine months of 2023, net income attributable to common shareowners totaled $40.5 million, or $2.38 per diluted share, compared to net income of $23.8 million, or $1.40 per diluted share, for the same
period of 2022.
Net Interest Income.

Tax-equivalent net

interest income for the third quarter of 2023 totaled $39.4 million, compared to $40.2

million
for the second quarter of 2023, and $33.5 million for the third quarter of 2022.

Compared to the second quarter of 2023, the decrease
reflected higher deposit interest expense and a lower level of interest income from overnight funds, partially offset by higher loan
interest due to loan growth and higher interest rates.

For the first nine months of 2023, tax-equivalent net interest income totaled
$120.1 million compared to $87.2 million for the same period of 2022.

The increases over both prior year periods were driven by
strong loan growth and higher interest rates across a majority of our earning assets.

Provision and Allowance for Credit

Losses.

We recorded

a provision for credit losses of $2.4 million for the third quarter of 2023 compared to $2.2 million for the second quarter of 2023 and $2.2 million for the third quarter of 2022.

The increase in the provision
compared to the second quarter of 2023 was primarily attributable to loan growth and an increase in net loan charge-offs.

For the first
nine months of 2023, we recorded a provision for credit losses of $7.7 million compared to $3.9 million for the same period of 2022.

The higher level of provision in 2023 was primarily driven by loan growth and, also reflected the favorable impact in 2022 of the
release of reserves held for pandemic related losses that did not materialize to the extent projected.

At September 30, 2023, the
allowance represented 1.08% of loans held for investment (“HFI”) compared to 1.05% at June 30, 2023, and 0.98% at December 31,
2022.
Noninterest Income.

Noninterest income for the third quarter of 2023 totaled $16.7 million compared to $20.0 million for the second
quarter of 2023 and $18.5 million for the third quarter of 2022.

The $3.3

million decrease from the second quarter of 2023 reflected a decrease in other income of $1.6 million (we realized a $1.4 million gain on sale of mortgage servicing rights in the second quarter of
2023), mortgage banking revenues of $1.5 million, wealth management fees of $0.2 million and bank card fees of $0.1 million,
partially offset by an increase in deposit fees of $0.1 million.

For the first nine months of 2023, noninterest income totaled $54.5 million compared to $59.9 million for the same period of 2022 with the $5.4 million decrease primarily attributable to lower mortgage
banking revenues of $3.7 million, wealth management fees of $2.4 million,

deposit fees of $0.6 million, and bank card fees of $0.4
million, partially offset by a $1.7 million increase in other income.
Noninterest Expense.

Noninterest expense for the third quarter of 2023 totaled $39.1 million compared to $40.3 million for the second
quarter of 2023 and $37.7 million for the third quarter of 2022.

Compared to the second quarter of 2023, the $1.2 million decrease was due to a $0.9 million decrease in other expense which reflected a $0.8 million non-recurring expense in the second quarter of
2023 related to a consulting engagement.

For the first nine months of 2023, noninterest expense totaled $117.1 million compared to
$112.4 million for the same period of 2022

with the $4.7 million increase attributable to increases in occupancy expense of $2.2 million, compensation expense of $1.5 million, and other expense of

$1.0 million.

The increase in occupancy expense reflected the
addition of banking offices in 2022, higher insurance premiums,

and investment in network and security upgrades.

The increase in
compensation expense was primarily driven by higher salary expense due to the addition of staffing in new banking offices added in
2022. The increase in other expense was driven by higher pension plan expense (non-service related component), the aforementioned
non-recurring consulting expense, and increases in FDIC insurance fees, partially offset by lower OREO expense of $1.8 million
related to a gain from the sale of a banking office.

Financial Condition
Earning Assets.

Average earning assets totaled

$3.877 billion for the third quarter of 2023, a decrease of $97.8 million, or 2.5%,

from
the second quarter of 2023, and a decrease of $155.8 million, or 3.9%, from the fourth quarter of 2022.

The decrease from both prior
periods was attributable to lower deposit balances.

The mix of earning assets continues to improve as overnight funds are being utilized to fund loan growth.

Loans.

Average loans “HFI”

increased $15.0 million, or 0.6%, over the second quarter of 2023 and $233.3 million, or 9.6%, over the
fourth quarter of 2022.

Period end loans increased $21.7 million, or 0.81%, over the second quarter of 2023 and $157.5 million, or
6.2%, over the fourth quarter of 2022.

Compared to both prior periods, the loan growth was primarily in the residential real estate
category and was partially offset by lower indirect auto and construction loan balances.

Credit Quality.

Credit quality metrics remained strong for the quarter.

Nonperforming assets (nonaccrual loans and other real estate)
totaled $4.7 million at September 30, 2023 compared to $6.6 million at June

30, 2023 and $2.7 million at December 31, 2022.

At
September 30, 2023, nonperforming assets as a percent of total assets equaled 0.11%,

compared to 0.15% at June 30, 2023 and 0.06%
at December 31, 2022.

Nonaccrual loans totaled $4.7 million at September 30, 2023, a $1.9 million decrease from June 30, 2023 and
a $2.4 million increase over December 31, 2022.

Further, classified loans totaled $21.8 million at September

30, 2023, a $6.8 million
increase over June 30, 2023 and a $2.5 million increase over December 31, 2022.

Deposits.

Average total

deposits were $3.597 billion for the third quarter of 2023, a decrease of $122.7 million, or 3.3%, from the
second quarter of 2023 and a decrease of $206.2 million, or 5.4%,

from the fourth quarter of 2022.

Compared to both prior periods,
the decreases were primarily attributable to lower noninterest bearing,

savings, and NOW balances, primarily offset by higher money
market balances.

Compared to the second quarter of 2023, the decrease in NOW account balances was primarily due to the seasonal
reduction in public fund balances held by our institutional and municipal clients.
Capital.

At September 30, 2023, we were well-capitalized with a total risk-based capital ratio of 16.30% and a tangible common
equity ratio (a non-GAAP financial measure) of 8.08% compared to

15.68% and 7.43%, respectively,

at June 30, 2023 and 15.30%
and 6.65%, respectively,

at December 31, 2022.

At September 30, 2023, all of our regulatory capital ratios exceeded the threshold to
be well-capitalized under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.

Three Months Ended Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands, except per share data) 2023 2023 2022 2023 2022
Interest Income $ 45,753 $ 45,205 $ 35,442 $ 134,886 $ 90,692
Taxable Equivalent Adjustments 87 87 83 274 237
Total Interest Income (FTE) 45,840 45,292 35,525 135,160 90,929
Interest Expense 6,473 5,068 2,037 15,067 3,766
Net Interest Income (FTE) 39,367 40,224 33,488 120,093 87,163
Provision for Credit Losses 2,393 2,197 2,154 7,689 3,878
Taxable Equivalent Adjustments 87 87 83 274 237
Net Interest Income After Provision for Credit Losses 36,887 37,940 31,251 112,130 83,048
Noninterest Income 16,728 19,967 18,509 54,452 59,885
Noninterest Expense 39,105 40,285 37,699 117,066 112,372
Income Before Income Taxes 14,510 17,622 12,061 49,516 30,561
Income Tax Expense 3,004 3,417 2,493 10,130 5,898
Pre-Tax (Income) Loss Attributable to Noncontrolling
Interest
1,149 (31) 37 1,153 (860)
Net Income Attributable to Common Shareowners $ 12,655 $ 14,174 $ 9,605 $ 40,539 $ 23,803

Basic Net Income Per Share $ 0.75 $ 0.83 $ 0.57 $ 2.38 $ 1.40
Diluted Net Income Per Share $ 0.74 $ 0.83 $ 0.57 $ 2.38 $ 1.40
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

I on page 45.

Tax-equivalent net

interest income for the third quarter of 2023 totaled $39.4

million, compared to $40.2 million for the second
quarter of 2023, and $33.5 million for the third quarter of 2022.

Compared to the second quarter of 2023, the decrease reflected higher deposit interest expense and a lower level of interest income from overnight funds, partially offset by higher loan interest due to loan growth and higher interest rates.

For the first nine months of 2023, tax-equivalent net interest income totaled

$120.1 million
compared to $87.2 million for the same period of 2022.

The increases over both prior year periods were driven by strong loan growth and higher interest rates across a majority of our earning assets.
Our net interest margin for the third quarter of 2023 was 4.03%, a decrease of three basis points from the second quarter of 2023 and
an increase of 71 basis points over the third quarter of 2022.

For the month of September 2023, our net interest margin was 4.10%.

For the first nine months of 2023, our net interest margin

was 4.04%, an increase of 111

basis points over the same period of 2022.

The increase compared to all prior periods reflected a combination of higher interest rates and loan growth, partially offset by a higher
cost of deposits.

For the third quarter of 2023, our cost of funds was 66 basis points, an increase of 15 basis points over the second
quarter of 2023 and an increase of 46 basis points over the third quarter of 2022.

Our total cost of deposits (including noninterest
bearing accounts) was 58 basis points, 43 basis points, and 11 basis points, respectively, for

the same periods.

Provision for Credit Losses
We recorded

a provision for credit losses of $2.4 million for the third quarter of 2023 compared to $2.2 million for the second quarter
of 2023 and $2.2 million for the third quarter of 2022.

The increase in the provision compared to the second quarter of 2023 was primarily attributable to loan growth and an increase in net loan charge

-offs.

For the first nine months of 2023, we recorded a
provision for credit losses of $7.7 million compared to $3.9 million for the same period of 2022.

The higher level of provision in 2023
was primarily driven by loan growth and also reflected the favorable impact in 2022 of the release of reserves held for pandemic-
related losses that did not materialize to the extent projected.

We discuss the allowance

for credit losses further below.

For more
information on charge-offs and recoveries,

see Note 3 – Loans Held for Investment and Allowance for Credit Losses.

Noninterest Income
Noninterest income for the third quarter of 2023 totaled $16.7 million compared to $20.0 million for the second quarter of 2023 and
$18.5 million for the third quarter of 2022.

The $3.3 million decrease from the second quarter of 2023 reflected a decrease in other
income of $1.6 million, mortgage banking revenues of $1.5 million,

wealth management fees of $0.2 million and bank card fees of
$0.1 million, partially offset by an increase in deposit fees of $0.1 million.

The decrease in other income was attributable to a $1.4
million gain from the sale of mortgage servicing rights realized in the second quarter of 2023.

The decrease in mortgage banking
revenues was attributable to market driven lower gain on sale margins and a lower volume of mandatory delivery loan sales which
provide a higher gain on sale percentage.

Compared to the third quarter of 2022, the $1.8 million decrease in noninterest income reflected decreases in mortgage banking
revenues of $1.0 million, deposit fees of $0.5 million, bank card fees of $0.2 million,

and other income of $0.1

million. For the first
nine months of 2023, noninterest income totaled $54.5 million compared to $59.9 million for the same period of 2022 with the $5.4
million decrease primarily attributable to lower mortgage banking revenues of $3.7 million, wealth management fees of $2.4 million,
deposit fees of $0.6 million, and bank card fees of $0.4 million, partially offset by a $1.7 million increase in other income.
Compared
to both prior year periods, the decrease in mortgage banking revenues was driven by lower production volume in 2023 reflective of the
rapid increase in interest rates, lower market driven gain on sale margins,

and a lower level of mandatory delivery loan sales.

The
decrease in deposit fees from both prior year periods was primarily attributable to a higher earnings credit rate for commercial deposit
accounts and lower service charge fees.

For the nine-month period, the decrease in wealth management fees was attributable to lower
insurance commissions which reflected the sale of large

policies in 2022.

Further, the increase in other income was primarily

due to a
$1.4 million gain from the sale of mortgage servicing rights and a $0.5 million increase in miscellaneous income.
Noninterest income represented 29.87% of operating revenues (net interest income plus noninterest income) in the third quarter of
2023 compared to 33.22% in the second quarter of 2023

and 35.65% in the third quarter of 2022.

For the first nine months of 2023,
noninterest income represented 31.25% of operating revenues compared to 40.79% for the same period of 2022.

The table below reflects the major components of noninterest income.

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2023 2023 2022 2023 2022
Deposit Fees $ 5,456 $ 5,326 $ 5,947 $ 16,021 $ 16,585
Bank Card Fees 3,684 3,795 3,860 11,205 11,657
Wealth Management

Fees
3,984 4,149 3,937 12,061 14,410
Mortgage Banking Revenues 1,839 3,363 2,895 8,072 11,807
Other 1,765 3,334 1,870 7,093 5,426
Total

Noninterest Income
$ 16,728 $ 19,967 $ 18,509 $ 54,452 $ 59,885
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the third quarter of 2023 totaled $5.5 million, an increase of $0.2 million,

or 2.5%, over the second
quarter of 2023, and a decrease of $0.5 million, or 8.3%, from the third quarter of 2022.

For the first nine months of 2023, deposit
fees totaled $16.0 million, a decrease of $0.6 million, or 3.4%, from the same period of 2022.

Compared to the second quarter of
2023, the increase reflected higher overdraft fees.

The decrease from both prior year periods was primarily attributable to a higher earnings credit rate for commercial deposit accounts and lower service charge fees.

Bank Card Fees
.

Bank card fees for the third quarter of 2023 totaled $3.7 million, a decrease of $0.1 million, or

2.9%, from the
second quarter of 2023, and a decrease of $0.2 million, or 4.6%, from the third quarter of 2022.

For the first nine months of 2023,
bank card fees totaled $11.2 million, a decrease

of $0.5

million, or 3.9%, from the same period of 2022.

Compared to all prior
periods, the decline reflected lower debit card usage related to lower consumer spending.
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

Wealth management

fees for the third quarter of 2023 totaled $4.0 million, a decrease of $0.2 million, or 4.0%
from the second quarter of 2023, and comparable to the third quarter of 2022.

For the first nine months of 2023, wealth management
fees totaled $12.1 million, a decrease of $2.3 million, or 16.3%, from the same period of 2022, attributable to lower insurance
commissions which reflected the sale of large policies in 2022.

At September 30, 2023, total assets under management were
approximately $2.420 billion compared to $2.462 billion at June 30,

2023 and $2.273 billion at December 31, 2022.
Mortgage Banking Revenues.
Mortgage banking revenues totaled $1.8 million for the third quarter of 2023,

a decrease of $1.5 million,
or 45.3%, from the second quarter of 2023 and a decrease of $1.1 million, or 36.5%, from the third quarter of 2022.

For the first nine
months of 2023, revenues totaled $8.1 million compared to $11.8 million for the same period of 2022.

Compared to the second
quarter of 2023, the decrease was attributable to market driven lower gain on sale margins and a lower volume of mandatory delivery loan sales which provide a higher gain on sale percentage.

Compared to both prior year periods, the decrease was driven by lower production volume in 2023 reflective of the rapid increase in interest rates, lower market driven gain on sale margins, and a lower
level of mandatory delivery loan sales.

We provide

a detailed overview of our mortgage banking operation, including a detailed break-down of mortgage banking revenues, mortgage servicing activity,

and warehouse funding within Note 4 – Mortgage Banking
Activities in the Notes to Consolidated Financial Statements.

Other
.

Other income totaled $1.8 million for the third quarter of 2023, a decrease of

$1.6 million, or 47.1%, from the second quarter
of 2023 and a decrease of $0.1 million, or 5.6%, from the third quarter of 2022.

For the first nine months of 2023, other income
totaled $7.1 million compared to $5.4 million for the same period of 2022.

Compared to the second quarter of 2023, the decrease was
attributable to a $1.4 million gain from the sale of mortgage servicing rights realized in the second quarter of 2023.

For the nine-
month period, the increase was primarily due to a $1.4 million gain from the sale of mortgage servicing rights and a $0.5 million
increase in miscellaneous income.

Noninterest Expense

Noninterest expense for the third quarter of 2023 totaled $39.1 million compared to $40.3 million for the second quarter of 2023 and
$37.7 million for the third quarter of 2022.

Compared to the second quarter of 2023, the $1.2 million decrease was primarily due to a
$0.8 million non-recurring expense in the second quarter of 2023 related to a consulting engagement to assist in negotiating a multi-
year contract for the outsourcing of our core processing system.
Compared to the third quarter of 2022, the $1.4 million increase in noninterest expense was primarily due to increases in other
expense of $0.5

million and occupancy expense of $0.8 million.

The increase in other expense was largely driven by a $0.7 million increase in pension plan expense (non-service-related component)

and the increase in occupancy reflected the addition of four new banking offices in mid-to-late 2022 and higher property/equipment insurance premiums.

For the first nine months of 2023,
noninterest expense totaled $117.1 million compared

to $112.4 million for the same period of 2022 with the $4.7 million increase
attributable to increases in occupancy expense of $2.2 million, compensation expense of $1.5 million, and other expense of $1.0
million. The increase in occupancy expense reflected the addition of banking offices in 2022, higher insurance premiums, and
investment in network and security upgrades. The unfavorable variance in compensation expense reflected a $3.0 million increase in salary expense (primarily,

the addition of staffing in our new markets and annual merit) that was partially offset by a $1.5 million
decrease in associate benefit expense.

The variance in associate benefit expense was primarily due to a $2.2 million decrease in pension plan expense (service cost) that was partially offset by increases in associate insurance expense of $0.5 million and stock-
based compensation of $0.1 million.

The increase in other expense was primarily due to a $1.6 million increase in pension plan
expense (non-service related component), the aforementioned consulting engagement expense of $0.8 million, and a $0.6 million
increase in FDIC insurance expense, partially offset by

lower OREO expense of $1.8 million related to a gain from the sale of a banking office.

The table below reflects the major components of noninterest expense.

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2023 2023 2022 2023 2022
Salaries $ 19,459

$
20,044

$
18,604

$
59,020

$
56,010
Associate Benefits 3,544 3,394 4,363 10,945 12,477
Total Compensation

23,003 23,438 22,967 69,965 68,487

Premises 3,217 3,170 2,784 9,632 8,278
Equipment 3,763 3,650 3,369 10,930 10,043
Total Occupancy 6,980 6,820 6,153 20,562 18,321

Legal Fees 366 419 357 1,147 1,022
Professional Fees 1,254 2,039 1,258 4,617 3,996
Processing Services 1,874 1,872 1,777 5,488 5,166
Advertising 756 959 726 2,590 2,479
Telephone 658 679 730 2,044 2,162
Insurance – Other 703 872 656 2,406 1,760
Other Real Estate Owned, net

9 (28) (92) (1,846) (96)
Pension - Other 32 6 (761) 45 (2,283)
Pension Settlement (Gain) Charge - (291) 102 (291) 480
Miscellaneous 3,470 3,500 3,826 10,339 10,878
Total Other

9,122 10,027 8,579 26,539 25,564
Total

Noninterest Expense

$ 39,105

$
40,285

$
37,699

$
117,066

$
112,372

Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $23.0 million for the third quarter of 2023 compared to $23.4 million for the second
quarter of 2023 and $23.0 million for the third quarter of 2022.

The $0.4 million decrease from the second quarter of 2023 reflected a
$0.6

million decrease in salary expense partially offset by a $0.2 million increase in associate benefit expense.

The decrease in salary
expense was primarily attributable to higher realized loan cost (which are accounted for as a credit offset to salary expense) and lower
payroll taxes.

The increase in associate benefit expense was due to higher stock based compensation expense.

For the first nine
months of 2023, compensation expense totaled $70.0 million compared to $68.5 million for the same period of 2022 with the $1.5
million increase attributable to an increase in salary expense of $3.0 million (primarily the addition of staffing in our new markets and annual merit) that was partially offset by a $1.5 million decrease in associate benefit expense, primarily pension plan expense (service cost) due to an increased level of retirements in 2022.

Compared to the third quarter of 2022, the same factors above drove the variances in salary and associate benefit expense.
Occupancy
.

Occupancy expense totaled $7.0 million for the third quarter of 2023 compared to $6.8 million for the second quarter of
2023

and $6.2 million for the third quarter of 2022.

For the first nine months of 2023, occupancy expense totaled $20.6 million compared to $18.3 million for the same period of 2022.

The addition of four new banking offices since mid to late 2022, higher property and equipment insurance premiums,

and investment in network and security upgrades drove the increase for both prior year comparisons.

Other
.

Other expense totaled $9.1 million for the third quarter of 2023 compared to $10.0 million for the second quarter of 2023 and
$8.6 million for the third quarter of 2022.

For the first nine months of 2023, other expense totaled $26.5 million compared to $25.6
million for the same period of 2022.

Compared to the second quarter of 2023, the $0.9 million decrease was primarily due to a $0.8
million non-recurring expense in the second quarter of 2023 related to a consulting engagement to assist in negotiating a multi-year contract for the outsourcing of our core processing system.

For the nine month period, the $1.0 million increase was primarily attributable to the aforementioned $0.8 million non-recurring consulting expense and increases in pension plan expense (non-service-
related component) of $1.6 million, and FDIC insurance fees of

$0.6 million, partially offset by lower OREO expense of $1.7 million related to a $1.8 million gain from the sale of a banking office in the first quarter of 2023.

Compared to the third quarter of 2022, the
same factors above drove the variance, excluding the $0.8 million non

-recurring consulting expense.
Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 69.88% for the third quarter of 2023 compared to 66.93% for the second quarter of 2023 and 72.51% for
the third quarter of 2022.

The increase for the third quarter reflected a lower level of profitability from our mortgage banking
operation.

For the first nine months of 2023, this ratio was 67.07% compared to 76.42% for the same period of 2022.

Income Taxes
We realized income

tax expense of $3.0 million (effective rate of 20.7%) for the third quarter of

2023 compared to $3.4 million
(effective rate of 19.4%) for the second quarter of 2023

and $2.5 million (effective rate of 20.7%) for the third quarter of 2022.

For
the first nine months of 2023, we realized income tax expense of $10.1 million

(effective rate of 20.5%) compared to $5.9 million
(effective rate of 19.3%) for the same period of 2022.

The increase in our effective tax rate for the third quarter of 2023 was primarily due to a lower level of pre-tax income from Capital City Home Loans (“CCHL”)

in relation to our consolidated income as the non-
controlling interest adjustment for CCHL is accounted for as a permanent tax adjustment.

Further, the second quarter of 2023
effective rate reflected a higher level of tax benefit accrued from an investment in a solar tax credit equity fund.

Absent discrete items
or unexpected variance in the timing of the tax benefit accrued from our solar tax credit equity fund investment, we expect our annual
effective tax rate to approximate 20-21% for 2023.

FINANCIAL CONDITION
Average earning

assets totaled $3.877 billion for the third quarter of 2023, a decrease of $97.8 million, or

2.5%, from the second
quarter of 2023, and a decrease of $155.8 million, or 3.9%, from the fourth quarter of 2022.

The decrease from both prior periods was
attributable to lower deposit balances (see below – Deposits
).

The mix of earning assets continues to improve as overnight funds are being utilized to fund loan growth.
Investment Securities
Average investments

decreased $38.9 million, or 3.7%, from the second quarter of 2023 and decreased $76.1 million, or 7.0%, from
the fourth quarter of 2022.

Our investment portfolio represented 25.9% of our average earning assets for the third quarter of 2023
compared to 26.3% for the second quarter of 2023 and 26.8% for the fourth quarter of 2022.

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

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At September 30, 2023, $325.8 million, or 33.6%, of our investment portfolio was classified as AFS,
and $632.1 million, or 65.2%, classified as HTM.

The average maturity of our total portfolio at September 30, 2023 was 2.90 years
compared to 3.07 years at June 30, 2023 and 3.57 years at December 31,

2022.

The duration of our investment portfolio at September
30, 2023 was 2.61 years.

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
At September 30, 2023, there were 894 positions (combined AFS and HTM)

with unrealized losses totaling $90.8 million. 86 of these
positions are U.S. Treasuries and carry the full faith

and credit of the U.S. Government.

705 were U.S. government agency securities
issued by U.S. government sponsored entities. The remaining 103 positions

(municipal securities and corporate bonds) have a credit
component.

At September 30, 2023,

corporate debt securities had an allowance for credit losses of $31,000 and municipal securities
had an allowance of $12,000.

At September 30, 2023, all CMO, MBS, SBA, U.S. Agency,

and U.S. Treasury bonds held were AAA
rated.

Loans HFI
Average loans

HFI increased $15.0 million, or 0.6%, over the second quarter of 2023 and $233.3 million, or 9.6%, over the fourth
quarter of 2022.

Period end loans increased $21.7 million, or 0.8%, over the second quarter of

2023 and $157.5 million, or 6.2%, over
the fourth quarter of 2022.

Compared to both prior periods, the loan growth was primarily in the residential real estate category and
was partially offset by lower indirect auto and construction loan balances.

Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Credit quality metrics remained strong for the quarter.

Nonperforming assets (nonaccrual loans and other real estate) totaled $4.7 million at September 30, 2023 compared to $6.6 million at June 30,

2023 and $2.7 million at December 31, 2022.

At September 30,
2023, nonperforming assets as a percent of total assets equaled 0.11%,

compared to 0.15% at June 30, 2023 and 0.06% at December
31, 2022.

Nonaccrual loans totaled $4.7 million at September 30, 2023, a $1.9 million decrease from June 30, 2023 and a $2.4 million
increase over December 31, 2022.

Further, classified loans totaled $21.8 million

at September 30, 2023, a $6.8 million increase over
June 30, 2023 and a $2.5 million increase over December 31, 2022.

The increase in the current period was primarily attributable to the downgrade of one hotel loan that is performing as agreed on scheduled payments.
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
conditions and forecasts.

At September 30, 2023, the allowance for credit losses for HFI loans totaled $29.1 million compared to $28.2 million at June 30, 2023
and $25.1 million at December 31, 2022.

Activity within the allowance is provided in Note 3 – Loans Held for Investment and
Allowance for Credit Losses in the Consolidated Financial Statements.

The increase in the allowance over both prior periods was
driven primarily by loan growth.

Further, the increase from December 31, 2022

reflected a higher loss rate for the residential real
estate portfolio due to slower prepayment speeds.

At September 30, 2023, the allowance represented 1.08% of HFI loans compared to
1.05% at June 30, 2023, and 0.98% at December 31, 2022.

At September 30, 2023, the allowance for credit losses for unfunded commitments totaled $3.5 million compared to $3.1 million at
June 30, 2023 and $3.0 million at December 31, 2022. The allowance for unfunded commitments is recorded in other liabilities.
Deposits
Average total

deposits were $3.597 billion for the third quarter of 2023, a decrease of $122.7 million, or 3.3%,

from the second quarter
of 2023 and a decrease of $206.2 million, or 5.4%, from the fourth quarter of 2022.

Compared to both prior periods, the decreases
were primarily attributable to lower noninterest bearing, savings, and

NOW balances, partially offset by higher money market
balances.

Compared to the second quarter of 2023, the decrease in NOW account balances was primarily due to the seasonal
reduction in public fund balances held by our institutional and municipal clients.
At September 30, 2023, total deposits were $3.540 billion, a decrease of $248.4 million, or 6.6%, from June 30, 2023 and a decrease
of $398.9 million, or 10.1%, from December 31, 2022.

Our public fund deposit balances declined $205 million and $245 million from
June 30, 2023 and December 31, 2022, respectively,

and reflected the seasonal decline in those balances which will begin to increase in the fourth quarter as municipal tax receipts are received.

In addition, the decrease from June 30, 2023 reflected a short-term deposit of $103 million (in the NOW category) made late in June by a municipal client that was subsequently moved in mid-July.

The
remaining portion of the decrease reflected continued client spend of stimulus savings and clients seeking higher yielding investment products outside the Bank, a portion of which have moved to our wealth division.

Additionally, compared

to both prior periods, we
realized a remix of deposit balances of $32 million and $99 million, respectively,

as noninterest bearing accounts migrated into
interest bearing accounts (primarily NOW and money market accounts).
Business deposit transaction accounts classified as repurchase agreements averaged $25.4 million for the third quarter of 2023, an
increase of $7.5 million over the second quarter of 2023 and $16.9 million over the fourth quarter of 2022.

At September 30, 2023,
repurchase agreement balances were $22.9 million compared to $22.6 million at June 30, 2023 and $6.6 million at December 31,
2022.

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
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
September 30, 2023 3.2% 2.3% 1.4% 0.7% -1.3% -3.8% -7.7% -12.5%
June 30, 2023 4.1% 3.0% 1.9% 1.0% -1.5% -4.4% -9.6% -15.3%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
September 30, 2023 30.6% 25.6% 20.4% 15.9% 5.2% -2.3% -12.0% -22.0%
June 30, 2023 28.4% 23.5% 18.4% 13.9% 3.4% -4.4% -15.1% -25.6%
The Net Interest Income (“NII”) at Risk position indicates

that in the short-term (over the next 12 months), all rising rate environments will positively impact the net interest margin of the Company,

while declining rate environments

will have a negative impact on the
net interest margin. Compared to the second quarter of 2023, these metrics became less favorable in the rising rate scenarios primarily due to loan growth, which reduced our level of overnight funds and made us slightly less asset sensitive.

The converse applies in the
down rate scenarios where the metrics became more favorable due to loan growth which increased asset duration and therefore
protection against falling rates.

The percent change over the 24-month shock is outside of policy in the rates down 400 bps scenario
due to our limited ability to lower our deposit rates relative to the decline in market rate.

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
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
September 30, 2023

9.2% 7.7% 5.6% 3.3% -5.2% -12.9% -21.2% -31.7%
June 30, 2023 10.7% 9.1% 6.7% 3.9% -7.1% -18.0% -30.2% -32.6%
EVE Ratio (policy minimum 5.0%) 20.9% 20.2% 19.4% 18.6% 16.4% 14.7% 13.1% 11.2%
(1) The down 400 bp rate scenario was added in the fourth quarter of 2022.
At September 30, 2023, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments. Compared to the second quarter of 2023, EVE metrics were slightly less favorable in the rising rate environment and
more favorable in falling rate environments.

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

At September 30, 2023, we had the ability to generate approximately $1.587 billion

(excludes overnight funds position of $95 million)
in additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings,
the Federal Reserve Discount Window,

and brokered deposits.

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

Market Risk Oversight Committee, Risk Oversight
Committee, and the Board of Directors.

At September 30, 2023, we believe the liquidity available to us was sufficient to meet our on-
going needs and execute our business strategy.

We also view our

investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for
borrowings or deposits, and/or to sell selected securities.

Additional information on our investment portfolio is provided within

Note
2 – Investment Securities .
The Bank maintained an average net overnight funds (deposits with banks plus

FED funds sold less FED funds purchased) sold
position of $136.6 million in the third quarter of 2023 compared to $218.9 million in the second quarter of 2023 and $469.4 million in
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

Borrowings
Average short

-term borrowings totaled $49.7 million for the third quarter of 2023 compared to

$35.7 million for the second quarter of
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

Statements.
Capital
Our capital ratios are presented in the Selected Quarterly Financial Data table on page 34.

At September 30, 2023, our regulatory
capital ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $419.7 million at September 30, 2023 compared to $412.4 million at June 30, 2023 and $387.3 million at
December 31, 2022.

For the first nine months of 2023, shareowners’ equity was positively impacted by net income attributable to
common shareowners of $40.5 million, a $2.4 million decrease in the unrealized loss on investment securities, the issuance of stock of
$2.2 million, stock compensation accretion of $1.0 million, and a $0.4 million increase in the fair value of the interest rate swap
related to subordinated debt.

Shareowners’ equity was reduced by common stock dividends of $9.5 million ($0.56 per share), the
repurchase of stock of $3.1 million (102,147 shares), and net adjustments totaling

$1.5 million related to transactions under our stock
compensation plans.

At September 30, 2023, our total risk-based capital ratio was 16.30%

compared to 15.68% at June 30, 2023 and 15.30% at December
31, 2022.

Our common equity tier 1 capital ratio was 13.26%, 12.73%, and 12.38%, respectively,

on these dates.

Our leverage ratio
was 9.98%, 9.54%, and 8.91%, respectively,

on these dates.

At September 30, 2023, all our regulatory capital ratios exceeded the threshold to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity ratio was
8.08% at September 30, 2023 compared to 7.43% and 6.65% at June 30,

2023 and December 31, 2022, respectively.

If our unrealized
held-to-maturity securities losses of $33.1 million (after-tax)

were recognized in accumulated other comprehensive loss, our adjusted tangible capital ratio would be 7.26%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with ASC Topic

715.

At September 30, 2023, the net pension liability reflected in other comprehensive loss was

$4.7
million compared to $4.7 million at June 30, 2023

and $4.5 million at December 31, 2022.

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

At September 30, 2023, we had $774.7 million in commitments to extend credit and $6.8 million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included in other liabilities on the consolidated statements of financial condition and totaled $3.5 million at September 30, 2023.
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
Three Months Ended September 30, Nine Months Ended September 30,

2023 2022 2023 2022

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

62,768
$

971 6.14%
$

55,164
$

486 3.49%
$

57,438
$

2,416 5.62%
$

50,387
$

1,594 4.23%
Loans Held for Investment
(1)(2)
2,672,653 38,455 5.71 2,264,075 27,432 4.81 2,637,911 109,688 5.56 2,105,211 73,168 4.65
Taxable Securities 1,002,547 4,549 1.80 1,117,789 4,359 1.55 1,034,825 14,265 1.84 1,105,822 11,082 1.34
Tax-Exempt Securities
(2)
2,456 17 2.66 2,939 17 2.30 2,649 50 2.49 2,614 37 1.90
Federal Funds Sold and Interest Bearing
Deposits
136,556 1,848 5.37 569,984 3,231 2.25 237,987 8,741 4.91 710,559 5,048 0.95
Total Earning Assets 3,876,980 45,840 4.69% 4,009,951 35,525 3.52% 3,970,810 135,160 4.55% 3,974,593 90,929 3.06%
Cash & Due From Banks 75,941 79,527 75,483 77,856
Allowance For Credit Losses (29,172) (21,509) (27,581) (21,382)
Other Assets 295,106 289,709 297,688 284,546
TOTAL ASSETS
$

4,218,855
$

4,357,678
$

4,316,400
$

4,315,613

Liabilities:
Noninterest Bearing Deposits 1,474,574 1,726,918 1,538,268 1,700,800
NOW Accounts
$

1,125,171
$

3,489 1.23%
$

1,016,475
$

868 0.34%
$

1,184,453
$

8,679 0.98%
$

1,042,958
$

1,074 0.14%
Money Market Accounts 322,623 1,294 1.59 288,758 71 0.10 293,089 2,249 1.03 286,804 140 0.07
Savings Accounts 579,245 200 0.14 643,640 80 0.05 603,643 396 0.09 623,986 229 0.05
Other Time Deposits 95,203 231 0.96 94,073 33 0.14 90,970 386 0.57 95,408 99 0.14
Total Interest Bearing Deposits 2,122,242 5,214 0.97 2,042,946 1,052 0.20 2,172,155 11,710 0.72 2,049,156 1,542 0.10
Total Deposits 3,596,816 5,214 0.58 3,769,864 1,052 0.11 3,710,423 11,710 0.42 3,749,956 1,542 0.05
Repurchase Agreements 25,356 190 2.98 11,665 5 0.18 17,588 314 2.39 7,971 6 0.11
Other Short-Term Borrowings 24,306 440 7.17 35,014 531 6.01 26,586 1,228 6.17 29,020 1,065 4.90
Subordinated Notes Payable 52,887 625 4.62 52,887 443 3.28 52,887 1,800 4.49 52,887 1,130 2.82
Other Long-Term Borrowings 387 4 4.73 580 6 4.74 433 15 4.78 710 23 4.58
Total Interest Bearing Liabilities 2,225,178 6,473 1.15% 2,143,092 2,037 0.38% 2,269,649 15,067 0.89% 2,139,744 3,766 0.24%
Other Liabilities 83,099 98,501 82,877 86,055
TOTAL LIABILITIES 3,782,851 3,968,511 3,890,794 3,926,599
Temporary Equity 8,424 9,862 8,719 10,156

TOTAL SHAREOWNERS’ EQUITY 427,580 379,305 416,887 378,858
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,218,855
$

4,357,678
$

4,316,400
$

4,315,613

Interest Rate Spread 3.54% 3.14% 3.66% 2.82%
Net Interest Income
$

39,367
$

33,488
$

120,093
$

87,163
Net Interest Margin (3) 4.03% 3.32% 4.04% 2.93%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loans fees of $0.1 million

and less than $0.1 million for the three month periods

ended September 30, 2023 and

2022, respectively, and $0.1 million and $0.6 million for the nine month periods ended September

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
Item 4.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At September 30, 2023, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and
Chief Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934).

Based upon that evaluation, the Chief Executive Officer and Chief Financial

Officer concluded
that, as of the end of the period covered by this report these disclosure controls and procedures were ineffective as of September 30,
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

Weakness
Our material weakness was not remediated as of September 30, 2023.

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
Changes in Internal Control

Except as identified above with respect to remediation of the material weakness,

during the quarter ended on September 30, 2023,
there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(1)
our share repurchase program
July 1, 2023 to
July 31, 2023 - - - 507,312
August 1, 2023 to
August 31, 2023 10,697 30.18 10,697 496,615
September 1, 2023 to
September 30, 2023 25,714 30.17 25,714 470,901
Total 36,411 $30.17 36,411 470,901
(1)
This amount represents the number of shares that were repurchased during the third quarter of 2023 through the Capital City
Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on January 31, 2019

for a five-year period,
under which we were authorized to repurchase up to 750,000 shares of our common stock.

The Program is flexible and shares are
acquired from the public markets and other sources using free cash flow.

No shares are repurchased outside of the Program.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosure
Not Applicable.

Item 5.

Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none

of our directors or officers (as defined in Rule 16a-1(f) under the

Exchange
Act)
adopted

or
terminated

any contract, instruction or written plan for the purchase or sale of our securities that was intended to
satisfy the affirmative defense conditions of Rule 10b5-1(c)

under the Exchange Act or any “
non-Rule
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