Form 10-K
period 2023-12-31
CAPITAL CITY BANK GROUP INC
filed 2024-03-13
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

DC

20549
___________________________________
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
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

30, 2023, the last business day
of the registrant’s most recently completed second fiscal quarter, was approximately $
400,209,385

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
Class Outstanding at February 29, 2024
Common Stock, $0.01 par value per share
16,943,238
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 23, 2024, are incorporated by reference in Part III.

CAPITAL CITY BANK

GROUP,

INC.
ANNUAL REPORT FOR 2023 ON FORM 10-K
TABLE OF CONTENTS
PART

I

PAGE

Item 1.

Business
6
Item 1A.

Risk Factors
22
Item 1B.

Unresolved Staff Comments
36
Item 1C.
Cybersecurity
36
Item 2.

Properties
36
Item 3.

Legal Proceedings
36
Item 4.

Mine Safety Disclosure

36

PART

II

Item 5.

Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of
Equity Securities
38
Item 6.

Selected Financial Data
41
Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations
43
Item 7A.

Quantitative and Qualitative Disclosure About Market Risk
68
Item 8.

Financial Statements and Supplementary Data
69
Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
139
Item 9A.

Controls and Procedures
139
Item 9B.

Other Information
143

PART

III

Item 10.

Directors, Executive Officers, and Corporate Governance
144
Item 11.

Executive Compensation
144
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
144
Item 13.

Certain Relationships and Related Transactions, and Director Independence
144
Item 14.

Principal Accountant Fees and Services
144

PART

IV

Item 15.

Exhibits and Financial Statement Schedules
145
Item 16.

Form 10-K Summary
146
Signatures
147

EXPLANATORY

NOTE
The Consolidated Statements of Cash Flows of Capital City Bank

Group, Inc. (the “Company”)

for the years ended December
31, 2021 and December 31, 2022 and for the each of the three month periods ended March 31, 2022 and 2023, six month periods
ended June 30, 2022 and 2023 and nine month periods ended September 30,

2022 and 2023 (collectively,

the “Impacted
Statements of Cash Flows”) included in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Form 10-
K”) have been restated.

For additional information, see “Part II – Item 8. Financial Statements and Supplementary

– Note 1 –
Restatement of Previously Issued Consolidated Financial Statements” in this Form

10-K. The Company has not filed and does not
intend to file amendments to the Company’s

previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q
containing any of the Impacted Statements of Cash Flow.

Investors and others should rely on the financial information and other disclosures regarding the affected period contained in this Form

10-K and in future filings with the Securities and Exchange
Commission (as applicable).

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
● the impact of the restatement of the Impacted Statements of Cash Flows;
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
● technological changes;
●
The cost and effects of cybersecurity incidents or other failures, interruptions,

or security breaches of our systems or those
of our customers or third-party providers;
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

Bank has 63 banking offices and 103 ATMs/ITMs

in
Florida, Georgia, and Alabama.

Through Capital City Home Loans, LLC (“CCHL”), we have 29 additional offices in the
Southeast for our mortgage banking business.

The majority of the revenue (excluding CCHL), approximately 85%, is derived from our Florida market areas while approximately 14% and 1% of the revenue is derived from our Georgia and other market
areas, respectively.

Approximately 48% of the revenue from CCHL is derived from our Georgia market areas while
approximately 38% and 14% is derived from our Florida and other market areas, respectively.
Below is a summary of our financial condition and results of operations for the past three fiscal years, which we believe is a
sufficient period for understanding our general business development.

Our financial condition and results of operations are more
fully discussed in our Management’s

Discussion and Analysis on page 43 and our consolidated financial statements on page 73.
Dollars in millions
Year

Ended
December 31,

Assets Deposits
Shareowners’
Equity Revenue (1) Net Income
2023
$4,304.5

$3,701.8

$440.6

$252.7

$52.3

2022
$4,519.2

$3,939.3

$387.3

$207.1

$33.4

2021
$4,263.8

$3,712.9

$383.2

$213.9

$33.4

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

2023.

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

Capital City Investments, and Capital City Strategic Wealth,

LLC).

Revenues from these principal services for
the year ended 2023

totaled approximately 93.5% and 6.5% of our total revenue, respectively.

In 2022

and 2021, Banking
Services (CCB) revenue was approximately 90.3% and 93.2% of our total revenue for each respective year.

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

National
Mortgage Association (“GNMA”) loan products.

We offer

both fixed and adjustable-rate residential mortgage (ARM)
loans.

We offer

these products through our existing network of CCHL locations.

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

The market value of trust assets under discretionary management exceeded $1.121 billion at December 31, 2023, with total assets under administration exceeding $1.136 billion.
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

Historically, a
vast majority of residential loan originations are fixed-rate loans which are sold in the secondary market on a non-recourse basis.

We will frequently

sell loans and retain the servicing rights.

Note 4 – Mortgage Banking Activities in the Notes to Our
Consolidated Financial Statements provides additional information on our servicing portfolio.

CCB also maintains a portfolio of residential loans held for investment and will periodically purchase newly originated 1-4
family secured adjustable-rate loans from CCHL for that portfolio.

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

As of December 31, 2023, approximately 53% of
our residential home equity loan portfolio consisted of first mortgages.

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

LTV specific to

property type and minimum debt
service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all
new and existing debt. Commercial real estate loans may be fixed or variable-rate loans with interest rates tied to the Prime Rate or U.S. Treasury indices. We

require appraisals for loans in excess of $500,000 that are secured by real property unless we deem
the real property used as security to be a complex property type, in which case we require appraisals for loans in excess of
$250,000. For loans secured by real property that fall beneath the applicable thresholds above, we will generally use a third-party
evaluation to assess the value of the real property used as security.

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
Expansion of Business
See Item 7.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations under the section captioned
“Business Overview” for discussion related to the expansion of our

Business.
Competition
There is significant competition among commercial banks in our market areas. We compete

against a wide range of banking and
nonbanking institutions including banks, savings and loan associations, credit unions, money market funds, mutual fund advisory
companies, mortgage banking companies, investment banking companies,

insurance agencies and companies, securities firms,
brokerage firms, finance companies and other types of financial institutions.

Some of our competitors are larger financial
institutions with greater resources and, as such, may have higher lending limits and may offer other services that are not provided
by us. However, we believe that the larger

financial institutions are less familiar with the markets in which we operate and typically target a different client base. We

also believe clients who bank at community banks tend to prefer the relationship style
service of community banks compared to larger banks.
As a result, we expect to be able to effectively compete in our markets with larger financial institutions through providing
superior client service and leveraging our knowledge and experience in providing banking products and services in our market
areas. See Item 1A. Risk Factors under the section captioned “Our future success is dependent on our ability to compete
effectively in the highly competitive banking industry” for further discussion related to the competitive environment in which we
operate.
Our primary market area consists of 21 counties in Florida, six counties in

Georgia, and one county in Alabama. Most of Florida’s
major banking concerns have a presence in Leon County,

where our main office is located.

Our Leon County deposits totaled
$1.272 billion, or 34.4% of our consolidated deposits at December 31, 2023.

The table below depicts our market share percentage within each county,

based on commercial bank deposits within the county.
Market Share as of June 30,
(1)
County 2023 2022 2021
Florida

Alachua
5.1% 4.9% 4.6%

Bay
0.3% 0.3% 0.2%

Bradford
37.1% 34.9% 32.4%

Citrus
4.4% 4.7% 4.1%

Clay
2.4% 2.3% 2.8%

Dixie
17.5% 19.8% 18.9%

Gadsden
81.9% 82.1% 81.1%

Gilchrist
42.2% 41.2% 39.6%

Gulf
12.4% 14.8% 14.6%

Hernando
4.9% 5.0% 3.9%

Jefferson
28.3% 24.8% 24.4%

Leon
16.9% 15.4% 11.9%

Levy
26.4% 25.4% 26.4%

Madison
13.5% 14.0% 14.5%

Putnam
34.4% 26.4% 23.2%

St. Johns
0.8% 0.7% 0.7%

Suwannee
6.6% 7.0% 6.8%

Taylor
75.0% 73.8% 73.2%

Wakulla
8.4% 10.0% 10.5%

Walton
0.3% - -

Washington
9.2% 11.2% 11.2%
Georgia

Bibb
2.9% 3.2% 3.3%

Cobb
0.1% 0.0% 0.0%

Gwinnett
(2) 0.0% - -

Grady
13.8% 16.3% 14.8%

Laurens
6.7% 7.8% 7.9%

Troup
5.6% 6.4% 6.1%
Alabama

Chambers
8.6% 9.3% 9.3%
(1)
Obtained from the FDIC Summary of Deposits Report for the year indicated.
(2)
Bank office opened in the second quarter of 2023.
Seasonality
We believe our

commercial banking operations are not generally seasonal in nature; however,

public deposits tend to increase
with tax collections in the fourth and first quarters of each year and decline as a result of governmental spending thereafter.
Human Capital Matters

Our culture distinguishes us from our competitors and is the driving force behind our continued success. Our leadership is
committed to a culture that values people alongside results.

Our brand promise (“More than your bank. Your

banker.”)

and purpose (“We

empower our clients’ financial wellness and help
them build secure futures”), together with our core values statement (“Do the Right Thing, Build Relationships & Loyalty,
Embrace Individuality & Value

Others, Promote Career Growth, Be Committed to Community,

and Represent the Star (our bank)
Proudly”), are the foundation on which our culture is built.

The bank has grown significantly since its beginnings in 1895. Our commitment to fostering a culture that values our associates
across our entire footprint remains unwavering. We

have a Chief Culture Officer and a Chief Diversity Officer

who make it a
priority to ensure our culture is maintained and associates exemplify our values.
Diversity and Inclusion . Integral to our culture and values is a commitment to an equitable, diverse, and inclusive work environment whereby respect, acceptance and belonging are practiced and experienced by all.
Our associates are our most valuable assets, and our differences make us stronger. The individual perspectives,

life experiences,
capabilities and talents, which our associates invest in their work, represent a significant part of our culture, reputation and
collective achievements.

The Chief Diversity Officer and the Diversity,

Equity, and Inclusion (DE&I) Council,

which comprises diverse associates from
various levels and offices throughout our organization,

connect the company’s diversity and inclusion

initiatives with our broader
business strategies. A diverse team produces more creative solutions, offers better client service and is vital to attracting and
retaining talent—key factors that contribute to our success. We continue to build an inclusive culture through a variety of DE&I initiatives for internal promotions and hiring practices.

At February 8, 2024, we had approximately 811

associates, which included approximately 784 full-time associates and approximately 27 part-time associates. At February 8, 2024, approximately

70% of our workforce was female, 30% was male,
and approximately 22% was ethnic minorities. None of our associates are represented by a labor union or covered by a collective
bargaining agreement.

Our commitment to people and being an employer with integrity and heart has earned us numerous accolades including:

one of
the “Best Companies to Work

for in Florida” by Florida Trend for 12 consecutive

years, a “Best Bank to Work

For” by American
Bankers Association for 11 consecutive years

and being named by Forbes in 2023 as one of “America’s

Best-in-State Banks, a
selection made from direct consumer feedback and online reviews.

The average tenure of our associates is approximately 9.6 years, and the average tenure of our management team is 28 years.
Tenure statistics support

these accolades and further demonstrate that associates enjoy working for CCB.

Compensation and Benefits Program
. To attract and retain experienced

associates we offer a competitive compensation and
benefits program, foster a culture where everyone feels included and empowered to do to their best work, and give associates the
opportunity to give back to their communities and make a social impact.
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our
business objectives, assist in the achievement of our strategic goals and create long-term value for our shareowners. We

provide
our associates with compensation packages that include base salary and annual incentive bonuses, and certain associates can
receive equity awards tied to the Company’s

performance.

Experience has taught us that a compensation program with both short-

and long-term awards provides fair and competitive
compensation and aligns associate and shareowner interests by incentivizing business and individual performance. This dual
approach also encourages long-term company performance and integrates compensation with our business plans.

In addition to cash and equity compensation, we offer associates benefits including life and health (medical, dental & vision)
insurance, paid time off, an associate stock purchase plan, and a

401(k) plan. Associates hired prior to 2020 are eligible to
participate in a pension plan.
A core value is providing associates the ability to “grow a career.”

To that end, we support and encourages

associates to develop a
life-long habit of continuous learning that focuses on personal and professional development through higher education. We

offer
an educational Tuition Assistance Plan to help eligible

associates continue or begin post-high school education, develop skills, increase knowledge and aid in career development.
We have invested

in tools and capabilities that allow our team members to work remotely as appropriate.
Health and Safety
. Our business success is fundamentally connected to our associates’ well-being.

We make available to our
associates a voluntary wellness program,

StarFit that provides associates with resources and good-health opportunities through exercise, diet and preventive care.
In response to emerging workplace practices, we made changes to our flex–work program to assist our associates in maintaining a
work/life balance consistent with their professional and personal goals.

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

We recorded

10,526 community service hours in 2023, and 9,508, and 8,697 hours in

2022 and 2021, respectively. Furthermore,
the CCBG Foundation donated $0.3 million in 2023 to various non-profit organizations in the communities we serve and $0.3
million and $0.2 million in 2022, and 2021, respectively.

Since 2015, we have annually supported the United Way

of the Big Bend in analyzing financial information for its annual grant review process. Many of these grants are provided to low-moderate income communities in the Big Bend area.
Access, affordability,

and financial inclusion.
Our community commitment to further financial literacy in the markets we service remains an ongoing focus. In 2023, the CCBG Foundation made grants totaling

$143,000 to Community Reinvestment Act of
1977 (“CRA”) eligible organizations in our market

area. We are committed

to providing educational outreach regarding home
ownership and financial access for minorities. We

are a long-time supporter of Habitat for Humanity,

with our associates
providing volunteer hours on home builds.

During 2020 to 2023, we partnered with Habitat for Humanity and Warrick

Dunn
Charities to build and furnish four homes.

During tax season, we provide locations for community residents to access Volunteer

Income Tax Assistance (VITA)

services.
VITA is a nationwide

IRS program that offers free tax preparation assistance to people who generally make $60,000 or less,
persons with disabilities, the elderly,

and limited English-speaking taxpayers who need assistance in preparing their own tax
returns.

Environmental Matters

We recognize

the value of environmental stewardship and seek opportunities to reduce our carbon footprint and incorporate
energy efficiency products into business operations.

We have implemented

company-wide recycling programs and have
converted exterior lighting to LED at 64 offices. Further reducing our environmental impact, our office model design is reduced from an average 5,500 square feet to 3,300 square feet. As we renovate or build new facilities, we employ energy efficient
equipment such as HVAC

systems and lighting controls in offices.

In 2022, we made a commitment for a $7 million investment in SOLCAP 2022-1,

LLC and, in 2023, we made a commitment for
a $7 million investment in SOLCAP 2023-1, LLC. Each of these funds were formed to make solar tax equity investments in
renewable solar energy projects that will provide us with

tax credits and other tax benefits. These projects will produce approximately 20,186,357 kw hours of clean power each year.

The clean power produced is equivalent to removing
approximately 14,306 metric tons of greenhouse gas emissions. We plan to continue to review these kinds of investment
opportunities as they arise.

We work to ensure

lending activities do not encourage business activities that could cause irreparable damage to our reputation or
the environment. In general, we evaluate each credit or transaction on its individual merits, with larger deals receiving more
attention and deeper analysis, including a review of environmental matters related to certain real estate loans, which is overseen
by our Credit Risk Oversight Committee.
To prepare for any climate-related

occurrences, we have a business continuity plan that addresses how to maintain business
operations in the event of a disastrous event. We

also offer disaster assistance to our associates, which includes accommodation/shelter reimbursement in case of evacuations or sustained power outages.
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

-Frank Wall Street Reform

and
Consumer Protection Act (the “Dodd-Frank Act”), the Gramm-Leach-Bliley Financial

Modernization Act (the “GLBA”), and
other federal laws subject financial holding companies to restrictions on the types of activities in which they may engage, and to a
range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities
The GLBA reformed the U.S. banking system by: (i) allowing bank holding companies

(“BHCs”) that qualify as “financial
holding companies,” such as CCBG, to engage in a broad range of financial and related activities; (ii) allowing insurers and other
financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of
securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank
holding companies that also engage in insurance and securities operations.

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
Under the CBCA, if an individual or a company that acquires 10% or more of any class of voting securities of an insured
depository institution or its holding company and either that institution or company has registered securities under Section 12 of
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or no other person will own a greater percentage of that
class of voting securities immediately after the acquisition, then that investor is presumed to have control and may be required to
file a change in bank control notice with the institution’s

or the holding company’s primary

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

In determining whether to
approve a proposed bank acquisition, federal bank regulators will consider,

among other factors, the effect of the acquisition on
competition, the public benefits expected to be received from the acquisition,

the projected capital ratios and levels on a post-
acquisition basis, and the companies’ records of addressing the credit needs of the communities they serve, including the needs of
low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA.
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
Prohibitions Against Tying Arrangements
Banks are subject to the prohibitions on certain tying arrangements.

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

If a financial institution’s capital conservation
buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments
declines to a set percentage of eligible retained income based on the size of the buffer. See “Capital Regulations” below

for
additional details on this capital requirement.
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
Our deposit accounts are insured by the DIF generally up to a maximum of

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
In October 2022, the FDIC finalized a rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2
basis points beginning with the first quarterly assessment period of 2023. The increased assessment is intended to improve the
likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35%

by the statutory deadline of September 30,
2028 prescribed under the FDIC’s amended

restoration plan. In November 2023, the FDIC adopted a final rule with respect to a special assessment to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley
Bank and Signature Bank. The final rule does not apply to any banking organization with less than $5 billion in total consolidated
assets and therefore the special assessment is not expected to impact the Company.
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

Community Reinvestment Act
The CRA and its corresponding regulations are intended to encourage banks to help meet the credit needs of the communities
they serve, including low- and moderate-income (“LMI”) neighborhoods,

consistent with safe and sound banking practices. These
regulations provide for regulatory assessment of a bank’s

record in meeting the credit needs of its market area. Federal banking agencies are required to publicly disclose each bank’s

rating under the CRA. The Federal Reserve considers a bank’s

CRA rating
when the bank submits an application to establish bank branches, merge with another bank, or acquire the assets and assume the
liabilities of another bank. In the case of a financial holding company,

the CRA performance record of all banks involved in a
merger or acquisition are reviewed in connection with

the application to acquire ownership or control of shares or assets of a bank or to merge with another bank or bank holding company.

An unsatisfactory record can substantially delay or block the transaction. We

received a satisfactory rating on our most recent CRA assessment.

In October 2023, the Federal Reserve, along with the FDIC and OCC, issued a joint final rule that made significant amendments
to the regulations implementing the CRA to “strengthen and modernize”

those regulations, including by creating rigorous data-
driven performance tests and growing the geographic areas in which a bank’s CRA performance may be

evaluated. The final rules
are intended to achieve the following key goals, among others: strengthen the achievement of the core purpose of the CRA;
encourage banks to expand access to credit, investment, and banking services in LMI communities; adapt to changes in the
banking industry, including

internet and mobile banking; provide greater clarity and consistency in the application of the CR
A
regulations; and tailor CRA evaluations and data collection to bank size and type. Although the effective date of the final rule is
April 1, 2024, the compliance date for the majority of the rule’s provisions is January 1, 2026. The remaining requirements,
including the data reporting requirements, will be applicable on January 1, 2027.

We are planning for

compliance with the final
rules and continue to evaluate the impact of the final rules to our financial condition,

results of operations, and liquidity,

which
cannot be predicted at this time.

Capital Regulations
The federal banking regulators have adopted rules implementing risk-based, capital adequacy guidelines for financial holding companies and their subsidiary banks based on the Basel III standards. Under these guidelines, assets and off-balance sheet items
are assigned to specific risk categories each with designated risk weightings.

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

The rules implement strict eligibility criteria for regulatory capital instruments and improve the methodology for calculating risk-
weighted assets to enhance risk sensitivity.

Consistent with the international Basel III framework, the rules include a minimum
ratio of Common Equity Tier 1 Capital to Risk-Weighted

Assets of 4.5%. The rules provide for a Common Equity Tier

1 Capital
conservation buffer of 2.5% of risk-weighted assets. This buffer is added to each of the three risk-based capital ratios to determine whether an institution has established the buffer.

The rules provide for a minimum ratio of Tier 1 Capital to Risk-Weighted

Assets
of 6% and include a minimum leverage ratio of 4% for all banking organizations.

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

and
discretionary bonus payments.
The capital regulations may also impact the treatment of accumulated other comprehensive income (“AOCI”) for regulatory
capital purposes. AOCI generally flows through to regulatory capital; however,

community banks and their holding companies
were allowed a one-time irrevocable opt-out election to continue to treat AOCI the same as under the old regulations for
regulatory capital purposes. This election was required to be made on the first call report or bank holding company annual report
(on form FR Y-9C)

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

At December 31, 2023, CCB’s ratio of

construction, land development and other land loans to total risk-based capital was 77%,
its ratio of total commercial real estate loans to total risk-based capital was 235%

and, therefore, CCB was under the 100% and
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

To be considered “well-capitalized,”

an
insured depository institution must maintain minimum capital ratios and must not be subject to any order or written directive to
meet and maintain a specific capital level for any capital measure. An institution that fails to remain well-capitalized becomes
subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a
prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of
applications. The regulations apply only to banks and not to BHCs. However,

the Federal Reserve is authorized to take
appropriate action at the holding company level based on the undercapitalized status of the holding company’s subsidiary

banking
institutions. In certain instances relating to an undercapitalized banking institution, the BHC would be required to guarantee the
performance of the undercapitalized subsidiary’s

capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.
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

At December 31, 2023, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to
capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these
regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings
performance, or a combination of these factors, could change our capital position in a relatively short period of time, making
additional capital infusions necessary.

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

Act (the “BSA”), the USA Patriot Act puts in place
measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain
provisions of the USA Patriot Act impose affirmative obligations on a broad range of financial institutions.
The USA Patriot Act, BSA, and the related federal regulations require banks to establish anti-money laundering programs that
include policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the
identity of their customers and of beneficial owners of their legal entity customers.
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

Many AMLA provisions require additional rulemakings, reports, and other measures, and the impact of the AMLA will depend
on, among other things, rulemaking and implementation guidance.

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
Privacy
A variety of federal and state privacy laws govern the collection, safeguarding, sharing and use of customer information, and
require that financial institutions have policies regarding information privacy and security. The GLBA and related

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

Cybersecurity
The federal banking regulators regularly issue new guidance and standards,

and update existing guidance and standards, regarding
cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to
comply with such guidance and standards and to accordingly develop appropriate security controls and risk management
processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions,
including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as
well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants
must generally disclose information about a material cybersecurity incident within four business days of determining it is material
with periodic updates as to the status of the incident in subsequent filings,

as necessary.
Under a final rule adopted by federal banking agencies in 2021, banking organizations are required to notify their primary
banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is
reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver
banking products and services to a material portion of its customer base,

its businesses and operations that would result in
material loss, or its operations that would impact the stability of the United States.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations.
Recently, several states have

adopted regulations requiring certain financial institutions to implement cybersecurity programs and
many states have also recently implemented or modified their data breach notification, information security and data privacy
requirements. We

expect this trend of state-level activity in those areas to continue and are continually monitoring developments
in the states in which our customers are located.
Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for
the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of
internet banking, mobile banking, and other technology-based products and services by us and our customers.
See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further
discussion of risk management strategies and governance processes related to cybersecurity.
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

In addition, the Consumer Financial Protection Bureau (“CFPB”) issues regulations and standards under these federal consumer
protection laws that affect our consumer businesses. These

include regulations setting “ability to repay” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards, which generally require creditors to make a
reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling
(excluding an open-end credit plan, timeshare plan, reverse mortgage,

or temporary loan) and establishes certain protections from
liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe harbor. Also, the more

recent
TILA-RESPA

Integrated Disclosure, or TRID, rules for mortgage closings have impacted our loan applications. These rules,
including the required loan forms, generally increased the time it takes to approve mortgage loans.
Future Legislative Developments
Various

bills are from time to time introduced in the U.S. Congress and the Florida legislature.

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

Federal Reserve’s policies are primarily

influenced by
its dual mandate of price stability and full employment, and, to a lesser degree by short-term and long-term changes in the
international trade balance and in the fiscal policies of the U.S. Government. Future changes in monetary policy and the effect of
such changes on our business and earnings in the future cannot be predicted.
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
Changes in the difference between short-term

and long-term interest rates may also harm our business. We

generally use short-
term deposits to fund longer-term assets. When interest rates change,

assets and liabilities with shorter terms reprice more quickly than those with longer terms, which could have a material adverse effect on our net interest margin. During 2022 and 2023, the
Federal Reserve raised the federal funds rate 11

times for a cumulative increase of 5.25% and there is no guarantee that it will reduce the federal funds rate in the near-term.

Prior to 2022, the Federal Reserve had not raised the federal funds rate since
December 2018. The increase in the federal funds rate could have an adverse effect on our net interest income and profitability.

If
market interest rates start rising again, interest rate adjustment caps may also limit increases in the interest rates on adjustable-rate
loans, which could further reduce our net interest income. Further,

increased price competition for deposits resulting from the
return to a historically normal interest rate environment could adversely affect our net interest margin.
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
A portion of our investment securities portfolio (35.1%) at December

31, 2023 has been designated as available-for-sale pursuant
to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized
gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/losses. Shareowners’ equity will continue to reflect
the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a
corresponding decline in shareowners’ equity.
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
Inflation rose sharply at the end of 2021 and continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures
eased but remained elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high
inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses.
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
Our profitability depends significantly on economic

conditions in the States of Florida and Georgia.
Our profitability and the success of our business depends substantially on the general economic conditions of the States of Florida
and, to a lesser extent, Georgia, as well as the specific local markets in which we operate. Unlike larger national or other regional
banks that are more geographically diversified, we provide banking and financial services primarily to customers across northern
Florida and Georgia. The local economic conditions in

these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our
deposit funding sources. As a result, a significant decline in general economic conditions in Florida or Georgia, whether caused
by recession, inflation, unemployment, in-flows and out-flows of residents,

shifts in political landscape, changes in securities
markets, acts of terrorism, pandemics, natural disasters, climate change,

outbreak of hostilities or other occurrences or other
factors could have a material adverse effect on our business, financial condition and results of operations.
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
December 31, 2023 was approximately 33,775 shares. Due to the limited trading activity of our common stock, relativity small
trades may have a significant impact on the price of our common stock.

Similarly, significant sales of our common

stock, or the
expectation of these sales, could cause our stock prices to fall.
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

At
December 31, 2023, commercial mortgage loans comprised approximately

30.2% of our total loan portfolio.
● Commercial Loans
. Repayment is generally dependent upon the successful operation of the borrower’s business. In
addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in
value based on the success of the business. At December 31, 2023, commercial loans comprised approximately 8.2% of
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

At December 31,
2023, construction loans comprised approximately 7.2% of our total loan portfolio.
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

At December 31, 2023, vacant land loans comprised
approximately 3.5% of our total loan portfolio.
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

At December 31, 2023, HELOCs comprised approximately 7.7% of our total loan portfolio.
● Consumer Loans
. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all,
with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. At
December 31, 2023, consumer loans comprised approximately 9.9%

of our total loan portfolio, with indirect auto loans
making up a majority of this portfolio at approximately 91.2% of the total balance.
The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as
compared to fixed-rate fully amortizing single-family real estate loans). Loan defaults would likely increase our loan losses and
nonperforming assets and could adversely affect our allowance for credit losses and our results of operations.

Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Florida and Georgia which causes
our risk of loss to be higher than if we had a more geographically diversified portfolio.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in
Florida and Georgia.

At December 31, 2023, approximately 81.8% of our loans included real estate as a primary,

secondary, or
tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of
default by the borrower; however, the value

of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital
could be adversely affected.
Additionally, at December

31, 2023, a significant number of our loans secured by real estate are secured by commercial and residential properties located in Florida and Georgia. The

concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies
and foreclosures, which would more greatly affect us than

if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster,

such
as a hurricane, or a man-made disaster could result in a decline in loan originations,

a decline in the value or destruction of
mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We

may suffer
further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse
impact on our results of operations and financial condition.
Our concentration in loans secured by real estate

may increase our credit losses, which would negatively

affect our
financial results.

Due to the lack of diversified industry within some of the markets served by CCB and the relatively close proximity of our
geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically,
due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. At December
31, 2023, approximately 30.2% and 44.4% of our $2.7 billion

loan portfolio was secured by commercial real estate and residential real estate, respectively.

As of this same date, approximately 7.2% was secured by property under construction.
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
At December 31, 2023, our allowance for credit losses for loans held for investment was $29.9 million, which represented
approximately 1.10% of our total loans held for investment.

We had $6.2

million in nonaccruing loans at December 31, 2023.

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
Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a
material adverse impact on our business, financial condition,

and results of operations.
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of
customers and counterparties, including financial statements, credit reports, and other financial information. We

also rely on
representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and
completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial
information could have a material adverse impact on our business, financial condition,

and results of operations.
Liquidity and Capital Risks
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

In particular, a majority of our liabilities during 2023

were checking accounts and other liquid
deposits, which are generally payable on demand or upon short notice.

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
condition.

A
significant

decrease

in

our

public

fund

deposit

balances

as

a

result

of

increased

competition

in

the

current

higher
interest-rate environment and seasonal nature

of these deposits could materially and adversely affect our liquidity.

The Company has many long-standing relationships with municipal entities throughout its markets and the deposits held by these
customers have provided a relatively attractive and stable (although seasonal)

funding source for the Company over an extended
period of time. Public fund deposits from local government entities such as universities,

counties, school districts, and other
municipalities generally have higher average balances and historically been more volatile than nonpublic deposits because they
are heavily impacted by the seasonality of tax collection, changes in competitive and market forces, and fiscal spending patterns,
as well as the longer-term financial position of local government entities, which can change from year to year. Such public

fund
deposits are often subject to competitive bidding and in many cases must be secured by pledging a portion of our investment
securities.
The Company’s inability to

retain public fund deposit balances due to increased competition in the current higher interest-rate environment and seasonal nature of these deposits could materially and adversely affect our liquidity or result in the
use of higher-cost funding sources, which, in turn, could

materially and adversely affect our business, results of operations or financial condition.

Unrealized losses in our securities portfolio could materially and adversely affect our liquidity.
As market interest rates have increased, we have experienced significant unrealized losses on our available-for-sale securities
portfolio. Unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income in
our consolidated statements of financial condition and reduce the level of our book capital and tangible common equity.

However,
such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes.
Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost
bases, which may be at maturity.

Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities
must be sold at a loss, tangible capital ratios decline from an increase in unrealized losses or realized credit losses, the Federal
Home Loan Bank of Atlanta (“FHLB”) or other funding sources reduce capacity, or bank regulators impose

restrictions on us that
impact the level of interest rates we may pay on deposits or our ability to access federal funds lines or brokered deposits.
Additionally, significant

unrealized losses could negatively impact market and customer perceptions of the Company, which
could lead to a loss of depositor confidence and an increase in deposit withdrawals,

particularly among those with uninsured
deposits.
We may need to raise additional capital

in the future, and such capital may not be available on acceptable terms or at all.
We
may

need

to

raise

additional

capital

in

the

future

to

provide

us

with

sufficient

capital

resources

and

liquidity

to

meet

our
commitments and business

needs, particularly if our

asset quality or earnings

were to deteriorate significantly.

Our ability to raise
additional capital,

if needed, will

depend on, among

other things, conditions

in the capital

markets at that

time, which are

outside
of our

control, and

our financial

condition. Economic

conditions and

the loss of

confidence in

financial institutions

may increase
our

cost

of

funding

and

limit

access

to

certain

customary

sources

of

capital,

including

inter-bank

borrowings,

repurchase
agreements and borrowings from the discount window of the Federal Reserve.
Further, as a result of our failure to timely file our

Quarterly Report on Form 10-Q for the three-month period ended September
30, 2023, we are currently ineligible to file new short form registration statements on

Form S-3 and, absent a waiver of the Form
S-3 eligibility requirements, we are not currently permitted to use our existing registration statement on Form S-3D. If we seek to
access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences and we will be
required to use a registration statement on Form S-1 to register securities with the SEC, which would hinder our ability to act
quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of
raising capital.

As a result, we may be unable to raise capital on terms favorable to us, in a timely manner or at all, which could materially and
adversely affect our liquidity,

business, results of operations, or financial condition. Moreover,

if we need to raise capital in the
future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete
with those institutions for investors.
We may be unable to pay dividends in the future.
In 2023, our Board of Directors declared four quarterly cash dividends.

Declarations of any future dividends will be contingent on
our ability to earn sufficient profits and to remain well capitalized, including our ability to hold and generate sufficient capital to
comply with the Common Equity Tier 1 (“CET1”)

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
Our activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. Many of
these regulations are intended primarily for the protection of our depositors, the DIF,

and the banking system as a whole, and not
for the benefit of our shareowners. In addition to the regulations of the bank regulatory agencies, as a member of the FHLB of
Atlanta, we must also comply with applicable regulations of the Federal

Housing Finance Agency and the Federal Home Loan
Bank.
Our failure to comply with these laws and regulations could subject us to the loss of

FDIC insurance, reputational damage, the
revocation of our banking charter,

enforcement actions, sanctions, or other legal actions by regulatory agencies, restrictions on our
business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the
price of our securities. Further, any new laws, rules,

regulations, policies, and supervisory guidance or changes in existing laws,
rules, regulations, policies, and supervisory guidance (including changes in interpretation and implementation) could make
compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to
compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived
compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not
permitted to publicly disclose these actions. Any of the foregoing could have a material adverse effect on our business, financial
condition, and results of operations.

In addition, we anticipate increased regulatory scrutiny,

in the course of routine examinations and otherwise, and new regulations in response to recent negative developments in the banking industry,

which may increase our cost of doing business and reduce
our profitability.

Among other things, there may be increased focus by both regulators and investors on deposit composition, the
level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios,

liquidity, commercial real estate loan
composition and concentrations, and capital as well as general oversight and control of the foregoing. We

could face increased
scrutiny or be viewed as higher risk by regulators and the investor community,

which could have a material adverse effect on our
business, financial condition, and results of operations.
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
Additionally, if our

CET1 to Risk Weighted Assets ratio

does not exceed the minimum required plus the additional CET1 conservation buffer,

we may be restricted in our ability to pay dividends or make other distributions of capital to our shareowners.

Capital and liquidity requirements are frequently introduced and amended.

It is possible that regulators may increase regulatory
capital requirements, change how regulatory capital is calculated or increase liquidity requirements. Requirements to maintain
higher levels of capital may lower our return on equity.
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
Since September 11, 2001, banking regulators

have intensified their focus on anti-money laundering and BSA compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT

Act. There is also increased scrutiny of
compliance with the rules enforced by the Office of Foreign Assets

Control, or OFAC.

Since 2004, federal banking regulators and
examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of
Florida with respect to the institution’s

BSA/anti-money laundering compliance. Consequently,

numerous formal enforcement
actions have been instituted against financial institutions. If CCB’s policies, procedures and systems are deemed deficient or

the
policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient,
CCB would be subject to liability,

including fines and regulatory actions such as restrictions on its ability to pay dividends and the
necessity to obtain regulatory approvals to proceed with certain aspects of its business plan,

including its acquisition plans.
We are subject to

government regulation and oversight relating to

data and privacy protection.
Our business requires the collection and retention of large

volumes of customer data, including personally identifiable

information
in various information systems that we maintain and in those maintained by third parties with whom we contract. We

also
maintain important internal company data such as personally identifiable information about our associates and information
relating to our operations. The integrity and protection of that customer and company data is important to us.

We are subject to

complex and evolving laws and regulations relating to the privacy of the information of our customers,
associates and others, and any failure to comply with these laws and regulations,

or any misuse or mismanagement of such
information, could expose us to liability and reputational damage, which could adversely affect our financial condition and results
of operations. As new privacy-related laws and regulations are implemented,

the time and resources needed for us to comply with
such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data
breaches, may significantly increase. It is possible that these laws may be interpreted and applied by various jurisdictions in a
manner inconsistent with our current or future practices, or that is inconsistent with one another.

Fee revenues from overdraft protection

programs constitute a significant portion of our noninterest income and may be
subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft protection programs offered to consumers represent a
significant portion of our noninterest income. In 2023, the Company collected approximately $9.6 million in net consumer
overdraft transaction fees.

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

In response to this increased congressional and regulatory scrutiny,

and in anticipation of enhanced supervision and enforcement
of overdraft protection practices in the future, certain banking organizations have begun to modify their overdraft protection
programs, including by discontinuing the imposition of overdraft transaction fees and amending their payment priority policies
and procedures. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory
guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could
cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in
turn, could have an adverse effect on our financial condition and results of operations.
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
●
negative developments in relationships with key counterparties, third-party vendors, or associates in our day-to-day
operations; and
●
external events that are wholly or partially beyond our control, such as pandemics,

geopolitical events, political unrest,
natural disasters or acts of terrorism.
While we have in place many controls and business continuity plans designed to address these factors and others, these plans may
not operate successfully to mitigate these risks effectively.

If our controls and business continuity plans do not mitigate the associated risks successfully,

such factors may have a negative impact on our business, financial condition or results of
operations. In addition, an important aspect of managing our operational risk is creating a risk culture in which all associates fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions.
We continue

to enhance our risk management program to support our risk culture.

Nonetheless, if we fail to provide the
appropriate environment that sensitizes all of our associates to managing risk, our business could be impacted adversely.

We are subject to

certain operational risks, including, but not limited to
risk arising from failure or circumvention

of our
controls and procedures.
Our internal controls, including fraud detection and controls, disclosure controls and procedures, and corporate governance
procedures are based in part on certain assumptions and can provide only reasonable,

not absolute, assurances that the objectives
of the controls and procedures are met. Notwithstanding the proliferation of technology and technology-based risk and control
systems, we rely on the ability of our associates and systems to process a high number of transactions, and we are subject to the
risk that our associates may make mistakes or engage in violations of applicable policies, laws, rules, or procedures that in the
past have not, and in the future may not, always be prevented by our technological processes or by our controls and other
procedures intended to prevent and detect such errors or violations. Any failure or circumvention of our controls and procedures,
failure to comply with regulations related to controls and procedures, failure to comply with our corporate governance procedures,
fraud by associates or persons outside our Company,

the execution of unauthorized transactions by associates, or errors relating to transaction processing and technology could have a material adverse effect on our reputation, business, financial condition and
results of operations, including subjecting us to litigation, customer attrition,

regulatory fines, penalties, or other sanctions.
Insurance coverage may not be available for losses relating to such event,

or where available, such losses may exceed insurance
limits.
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

In the fourth

quarter of 2023, management

identified a material weakness

in its internal control

over financial reporting

related to
certain

inter-company

transactions.

As

discussed

in

Item

9A.

Controls

and

Procedures,

the

Company's

management

has

re-
evaluated its assessment of

the effectiveness of

internal control over financial

reporting and its disclosure controls

and procedures
and concluded that they were

not effective as of December

31, 2023. Management has implemented

controls in accordance with a
remediation plan to

address the material

weakness. For additional

information related to

the material weakness

in internal control
over financial reporting and the related remedial measures, see Item 9A.

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
We face risks related

to the restatement of our Impacted Statements of Cash Flows.

As discussed in the Explanatory Note,

we determined to restate the Impacted

Statements of Cash Flows. These restatements

are in
addition to

the restatements

contained in

our Form

10-K/A for

2022 and

our Form

10-Q/A filings

for March

31, 2023

and June
30, 2023, each

of which were

filed with the

SEC on December

22, 2023. As

a result, we

have become subject

to some additional
risks

and

uncertainties,

which

could

affect

investor

confidence

in

the

accuracy

of

our

financial

disclosures

and

may

cause
reputational harm to our business. We

may face potential for litigation or other disputes, which may include, among others, claims
invoking the

federal and

state securities

laws. In

addition, the

processes undertaken

to effect

the restatements

may not have

been
adequate to

identify and

correct all

errors in

our historical

financial statements.

If one

or more

of the

foregoing risks

persist, our
business, operations and financial condition could be materially and adversely affected.
Cybersecurity

incidents,

including

security

breaches

and

failures

of

our

information

systems

could

significantly

disrupt
our

business,

result

in

the

unintended

disclosure

or

misuse

of

confidential

or

proprietary

information,

damage

our
reputation, increase our costs, and cause losses.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and
to store sensitive data
, including our proprietary business information and that of our clients, and personally identifiable
information of our clients and associates. The secure processing, maintenance,

and transmission of this information is critical to
our operations.

Our systems, or those of our clients, could be vulnerable to cybersecurity-related incidents, which include
breaches of information systems, attempts to access information, including customer and company information, malicious code,
computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release, or destruction
of data (including confidential customer information), account takeovers, unavailability of service, or other events. These types of
threats may derive from human error, fraud, or

malice on the part of external or internal parties or may result from accidental technological failure. Any failure, interruption, or breach in security of these systems could result in significant disruption to our
operations.
Financial institutions and companies engaged in data processing have increasingly reported breaches in the security of their
websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access
to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage. Our technologies,
systems, networks, and software have been and continue to be subject to cybersecurity threats and attacks, which range from
uncoordinated individual attempts to sophisticated and targeted measures directed at us. Our customers, associates, and third parties that we do business with have been, and will likely continue to be,

targeted in cybersecurity-related incidents by parties
using fraudulent e-mails, artificial intelligence, and other communications in attempts to misappropriate passwords, bank account
information, or other personal information or to introduce viruses or other malware programs to our information systems, the
information systems of our third-party service providers and our customers’

personal devices, which are beyond our security
control systems. Though we endeavor to mitigate these threats through product improvements, use of encryption and
authentication technology and customer and employee education, such cyber-attacks against us, our third-party service providers
and our customers remain a serious issue and have been successful in the past.
We may be required

to spend significant capital and other resources to protect against the threat of cybersecurity-related incidents
or to alleviate problems caused by such incidents. Any failures related to upgrades and maintenance of our technology and
information systems could increase our information and system security risk. Our increased use of cloud and other technologies,
such as remote work technologies, also increases our risk of being subject to a cyber-related incident. The risk of a cybersecurity-
related incident has increased as the number,

intensity, and sophistication of

attempted attacks and intrusions from around the
world have increased. A cybersecurity-related incident or other significant disruption of our information systems or those of our
customers or third-party vendors could (i) disrupt the proper functioning of our networks and systems and therefore our
operations and those of our customers; (ii) result in the unauthorized access to,

and destruction, loss, theft, misappropriation, or
release of confidential, sensitive, or otherwise valuable information of ours or our customers; (iii) result in a violation of
applicable privacy,

data protection, and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil
litigation, enforcement actions, governmental fines, and possible financial liability; (iv) require significant management attention
and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that
choose to do business with us, damaging our ability to generate deposits. The occurrence of any of the foregoing could have a
material adverse effect on our business, financial condition,

and results of operations. Furthermore, in the event of a cyber-related incident, we may be delayed in identifying or responding to the incident,

which could increase the negative impact of the incident
on our business, financial condition, and results of operations. While we maintain

“cyber” insurance coverage, which would apply
in the event of certain cyber-related incidents, the amount of coverage may not be adequate depending on the magnitude of the
incident. Furthermore, because cyber-related incidents are inherently difficult to predict and can take many forms, some incidents
may not be covered under our cyber insurance coverage.

Increased fraudulent activity may cause losses to us or our clients, damage to our brand, and increases in our costs, in
turn, materially and adversely affecting our business, financial condition,

and results of operations.
Additionally, fraud

losses have risen in recent years due in large part to growing and evolving schemes.

Fraudulent activity has
taken many forms, ranging from wire fraud, debit card fraud, credit card fraud,

check fraud, mechanical devices attached to
ATMs,

social engineering, and phishing attacks to obtain personal information, business email compromise, or impersonation of
clients through the use of falsified or stolen credentials. Many financial institutions have suffered significant losses in recent years due to the theft of cardholder data that has been illegally exploited for personal gain.

The potential for debit and credit card fraud,
as well as check fraud, against us or our clients and our third-party service providers is a serious issue. Debit and credit card fraud and check fraud are pervasive, and the risks of cybercrime are complex and continue to evolve. While we have policies and
procedures, as well as fraud detection tools, designed to prevent fraud losses, such policies, procedures, and tools may be
insufficient to accurately detect and prevent fraud. A significant increase in fraudulent activities could lead us to take additional
steps to reduce fraud risk, which could increase our costs. Fraud losses could cause losses to us or our clients, damage to our
brand, and an increase in our costs, in turn, materially and adversely affecting our business, financial condition, and results of
operations.
We may not be able to attract and

retain skilled people, which may have a negative impact

on our business and
operations.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in many
activities engaged in by us is intense, including with respect to compensation and emerging workplace practices and
accommodations, and, as a result, we may not be able to sufficiently hire or to retain key people. We

do not currently have
employment agreements or non-competition agreements with any of our senior officers.

The unexpected loss of service of key
personnel could have a material adverse impact on our business, financial condition, and results of operations because of their
customer relationships, skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding
qualified replacement personnel. In addition, the scope and content of U.S. banking regulators’ policies on incentive
compensation, as well as changes to these policies, could adversely affect our ability to hire, retain, and motivate our key
associates.
Issues we encounter with respect to external vendors upon which we rely could have a material adverse effect on our
business and, in turn, our financial condition and results of operations.
We rely on

certain external vendors to provide products and services necessary to maintain our day-to-day operations. These
third-party vendors are sources of operational and informational security risk to us, including risks associated with operational
errors, information system failures, interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If we encounter any of these issues in connection with our external vendors, or if we have difficulty
communicating with these vendors, we could be exposed to disruption of operations, loss of service, or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial
condition and results of operations.
In addition, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements
under service level agreements. Although we have selected these external vendors carefully, we do not control their actions.

The
failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be
disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and
results of operations. Replacing these external vendors could also entail significant delay and expense.
Pandemics, severe weather,

natural disasters, global climate change, acts of terrorism and global conflicts may have a
negative impact on our business and operations.
Pandemics (such as the COVID-19 pandemic), severe weather,

natural disasters, global climate change, acts of terrorism, global conflicts, or other similar events have in the past, and may in the future have, a negative impact on our business and operations.
These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price

levels, or
disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition,
such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the
value of collateral securing loans, cause significant property damage, result in loss of revenue, cause us to incur additional
expenses, and impact economic growth negatively.

If any of these risks materialized, they could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

Litigation may adversely affect our results.
We are subject to

litigation in the ordinary course of business. Claims and legal actions, including claims pertaining to our
performance of our fiduciary responsibilities as well as supervisory actions by our regulators, could involve large monetary
claims and significant defense costs. The outcome of litigation and regulatory matters as well as the timing of ultimate resolution
are inherently difficult to predict.
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
Our inability to adapt our business strategies, products, and services could harm our business.
We rely on

a diversified mix of financial products and services through multiple distribution channels.

Our success depends on
our and our third-party providers’ of products and services abilities to adapt our business strategies, products, and services and
their respective features in a timely manner,

including available payment processing services and technology to rapidly evolving
industry standards and consumer preferences.
The widespread adoption and rapid evolution of emerging

technologies, including artificial intelligence, analytic capabilities, self-
service digital trading platforms and automated trading markets, internet services, and digital assets, such as central bank digital
currencies, cryptocurrencies (including stablecoins), tokens, and other cryptoassets that utilize distributed ledger technology
(DLT),

as well as DLT in

payment, clearing, and settlement processes creates additional risks, could negatively impact our ability
to compete, and require substantial expenditures to the extent we were to modify or adapt our existing products and services. As
such new technologies evolve and mature, our businesses and results of operations could be adversely impacted, including as a
result of the introduction of new competitors to the payment ecosystem and increased volatility in deposits and significant long-
term reduction in deposits. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on
cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services
industry could have a material adverse effect on our business,

financial condition, and results of operations.

Also, we may not be timely or successful in developing or introducing new products and services, integrating new products or
services into our existing offerings, responding, managing,

or adapting to changes in consumer behavior, preferences,

spending,
investing and saving habits, achieving market acceptance of our products and services, or reducing costs in response to pressures to deliver products and services at lower prices. There are substantial risks and uncertainties associated with these efforts,
particularly in instances where the markets are not fully developed.

In developing and marketing new products and services, we
invest significant time and resources. Initial timetables for the introduction and development of new products or services may not
be achieved, and price and profitability targets may not prove feasible.

External factors, such as compliance with regulations,
competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or
services. The Company’s, or

its third-party providers’, inability or resistance to timely innovate or adapt its operations, products, and services to evolving industry standards and consumer preferences could result in service disruptions and harm our business
and adversely affect our results of operations and reputation.
Furthermore, any new products, services, or technology could have a significant impact on the effectiveness of our system of
internal controls. Failure to successfully manage these risks in the development and implementation of new products or services
could have a material adverse effect on our business, financial condition,

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
Our directors, executive officers, and principal shareowners beneficially owned approximately 19.2% of the outstanding shares of
our common stock at December 31, 2023.

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
As a result, we are subject to supervisory regulation and examination by the

Federal Reserve. The GLBA, the BHC Act, and other
federal laws subject financial holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
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
Reputation risk, or the risk to our earnings, liquidity,

and capital from negative public opinion, is inherent in our business.
Negative public opinion could adversely affect our ability to attract and retain customers, clients, investors and associates and
expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct
and can arise from various sources, including (a) officer,

director or associate fraud, misconduct, and unethical behavior; (b)
security breaches; (c) litigation or regulatory outcomes; (d) compensation practices; (e) lending practices; (f) branching strategy;
(g) the suitability or reasonableness of recommending particular trading or investment strategies, including the reliability of our
research and models; (h) prohibiting clients from engaging in certain transactions;

(h) associate sales practices; (i) failure to
deliver products and services; (j) subpar standards of service and quality expected by our customers, clients, and the community;
(k) compliance failures; (l) mergers and acquisitions; (m) the inability to manage technology change or maintain effective data
management; (n) cyber incidents; (o) internal and external fraud (including check fraud and debit card and credit card fraud); (p)
inadequacy of responsiveness to internal controls; (q) unintended disclosure of personal, proprietary or confidential information;
(r) failure (or perceived failure) to identify and manage actual and potential conflicts of interest; (s) breach of fiduciary
obligations; (t) the handling of health emergencies or pandemics, (u)

the activities of our clients, customers, counterparties, and third parties, including vendors; (v) our environmental, social, and governance practices and disclosures, including practices and disclosures related to climate change; (w) our response (or lack of response)

to social and sustainability concerns; and (x) actions
by the financial services industry generally or by certain members or individuals in the industry. In addition, adverse publicity

or
negative information posted on social media by associates, the media or otherwise,

whether or not factually correct, may
adversely impact our reputation. Harm to our reputation may adversely and materially affect our competitive position, business
prospects, and financial results.
Item 1B.

Unresolved Staff Comments

None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our enterprise risk management program is designed to identify,

assess, and mitigate risks across various aspects of our
Company, including

financial, operational, market, regulatory,

technology, legal, and reputational.

Cybersecurity risk is a critical
component of our technology risk management program, specifically our information security program given the increasing
reliance on technology and potential of cyber risk threats.

Our Chief Information Security Officer (“CISO”) is primarily responsible for coordinating the various aspects of the information security program with cross-functional support teams.

The
Chief Operating Officer (“COO”), management risk committees,

and the Board of Directors provide oversight of the program and its activities.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to
penetrate, disrupt or misuse systems or information.

Our cybersecurity risk management infrastructure is designed around regulatory guidance, other industry standards and the National Institute of

Standards and Technology

(“NIST”) Cybersecurity
Framework, although this does not imply that we meet all technical standards,

specification, or requirements under the NIST.

Our
CISO and Information Security Officer (“ISO”) along

with key members of their respective teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices.

Our information
security program and cyber risk management policies and procedures are periodically reviewed by the CISO and ISO with the
goal of addressing changing threats and conditions.

The parts of our information security program relating to cybersecurity are built on a multi-layered and integrated defense model
and include the following processes:
◾
Risk-based controls for information systems and information

on our networks:

We maintain risk

management
processes designed to identify,

assess, and manage cybersecurity risks associated with external service providers and the
services we provide to our clients. We

leverage people, processes, and technology as part of our efforts to manage and
maintain cybersecurity controls. We

also employ a variety of preventative and detective tools designed to monitor, block,
and provide alerts regarding suspicious activity,

as well as to report on suspected advanced persistent threats. We seek to
maintain a risk management infrastructure that implements physical, administrative and technical controls that are
designed, based on risk, to protect our information systems and the information stored on our networks, including personal
information, intellectual property and proprietary information of our

Company and our clients.

◾ Incident response program:
We have an

incident response program and dedicated teams to respond to cybersecurity, physical and administrative incidents. When a cybersecurity incident occurs,

we have cross-functional teams that are
responsible for leading the initial assessment of priority and severity and communicating material cybersecurity incidents
to the appropriate members of management and the Board of Directors.
◾ Training and testing:
We have

established processes and systems designed to mitigate cybersecurity risk, including regular and on-going education and training for associates, preparedness simulations and tabletop exercises, and recovery
and resilience tests. We

also actively monitor our email gateways for malicious phishing email campaigns and monitor
remote connections.
◾ Internal and external risk assessments:

We engage

in regular assessments of our infrastructure, software systems, and network architecture using internal experts and third-party specialists.

Our internal auditor and other independent external
partners will periodically review our processes, systems, and controls, including with respect to our information security
program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management
processes.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe.

Our internal systems,
processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents
in the past, to date, risks from cybersecurity threats have not materially affected our Company.

For further discussion of risks
from cybersecurity threats, see Item 1A. Risk Factors under the section captioned

“Cybersecurity incidents, including security
breaches and failures of our information systems could significantly disrupt our business, result in the unintended disclosure or
misuse of confidential or proprietary information, damage our reputation,

increase our costs, and cause losses.”

Governance
Our CISO is responsible for managing our Corporate Security Department and overseeing our information security program,
including cybersecurity risks.

The CISO reports the day-to-day status of the program to the COO who in turn reports to our Bank
President.

On a quarterly basis, and as needed, the CISO reports the status of the program, notable threats or incidents, and other
developments related to information security and cybersecurity risks to our Operations

Risk Oversight Committee (“OROC”) and
to our Enterprise Risk Oversight Committee (“ROC”). The CISO also provides reports to our Board of Directors at least annually
on the status of the information security program and risks, notable threats and incidents, and other developments related to
cybersecurity. In

addition, the CISO provides more frequent reports to the Audit Committee on the aforementioned activities,
including remediation efforts and the status of incident

response, as needed.
Item 2.

Properties
We are headquartered

in Tallahassee, Florida.

Our executive office is in the Capital City Bank building located on the corner of
Tennessee and Monroe

Streets in downtown Tallahassee.

The building is owned by CCB, but is located on land leased under a long-term agreement.
At December 31, 2023, Capital City Bank had 63 banking offices.

Of these locations, we lease the land, buildings, or both at 13 locations and own the land and buildings at the remaining 50. CCHL had

30 loan production offices, 29 of which were leased.

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

total of 1,080 shareowners
of record at January 31, 2024.
The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash
dividends declared for each quarter during the past two years.

2023 2022
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Common stock price:
High

$ 32.56 $ 33.44 $ 34.16 $ 36.86 $ 36.23 $ 33.93 $ 28.55 $ 28.88
Low

26.12 28.64 28.03 28.18 31.14 27.41 24.43 25.96
Close

29.43 29.83 30.64 29.31 32.50 31.11 27.89 26.36
Cash dividends per share

0.20 0.20 0.18 0.18 0.17 0.17 0.16 0.16
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
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

Performance Graph
This performance graph compares the cumulative total shareowner return on our common stock with the cumulative total
shareowner return of the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index

for the past five years.

The graph
assumes that $100 was invested on December 31, 2018 in our common stock and each of the above indices, and that all dividends
were reinvested.

The shareowner return shown below represents past performance and should not be considered indicative of
future performance.
Period Ending
Index 12/31/18 12/31/19 12/31/20 12/31/21 12/31/22 12/31/23
Capital City Bank Group, Inc.

$ 100.00 $ 133.95 $ 110.72 $ 121.82 $ 153.27 $ 142.32
Nasdaq Composite

100.00 136.69 198.10 242.03 163.28 236.17
SNL $1B-$5B Bank Index

100.00 125.46 113.94 158.62 139.85 140.55

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about all purchases made during the fourth quarter of 2023 by, or on behalf

of, us and
any affiliated purchaser (as defined in Rule 10b-18(a)(3)

under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange

Act.
Total

number of

Maximum Number of
Total

number
Average
shares purchased as

shares that may yet be

of shares price paid
part of our share

purchased under our share
Period purchased per share repurchase program (1) repurchase program
October 1, 2023 to
October 31, 2023 4,000 $28.05 4,000 466,901
November 1, 2023 to
November 30, 2023 16,391 $29.07 16,391 450,510
December 1, 2023 to
December 31, 2023 - - - 450,510
Total 20,391 $30.24 20,391 450,510
(1)
This balance represents the number of shares that were repurchased during the fourth quarter of 2023 through the Capital City
Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on January 31, 2019 for a five year
period, under which we were authorized to repurchase up to 750,000 shares of our common stock.

The Program is flexible
and shares are acquired from the public markets and other sources using free cash flow.

No shares are repurchased outside of
the Program.

Item 6. Selected Financial Data
(Dollars in Thousands, Except Per Share Data) 2023 2022 2021
Interest Income $ 181,068 $ 131,910 $ 106,351
Net Interest Income 158,988 125,022 102,861
Provision for Credit Losses 9,714 7,494 (1,553)
Noninterest Income 71,610 75,181 107,545
Noninterest Expense (1) 157,023 151,634 162,508
Pre-Tax Loss (Income) Attributable to Noncontrolling Interests (2) 1,437 135 (6,220)
Net Income Attributable to Common Shareowners 52,258 33,412 33,396
Per Common Share:
Basic Net Income $ 3.08 $ 1.97 $ 1.98
Diluted Net Income 3.07 1.97 1.98
Cash Dividends Declared 0.76 0.66 0.62
Diluted Book Value 25.92 22.73 22.63
Diluted Tangible Book Value (3) 20.45 17.27 17.12
Performance Ratios:
Return on Average Assets 1.22% 0.77% 0.84%
Return on Average Equity 12.40 8.81 9.92
Net Interest Margin (FTE) 4.05 3.14 2.83
Noninterest Income as % of Operating Revenues 31.05 37.55 51.11
Efficiency Ratio 67.99 75.62 77.11
Asset Quality:
Allowance for Credit Losses ("ACL") $ 29,941 $ 25,068 $ 21,606
ACL to Loans Held for Investment ("HFI") 1.10% 0.98% 1.12%
Nonperforming Assets ("NPAs") 6,243 2,728 4,339
NPAs to Total

Assets
0.15 0.06 0.10
NPAs to Loans HFI plus OREO 0.23 0.11 0.22
ACL to Non-Performing Loans 479.70 1091.33 499.93
Net Charge-Offs to Average Loans HFI 0.18 0.18 -0.03
Capital Ratios:
Tier 1 Capital 15.37% 14.27% 16.14%
Total Capital 16.57 15.30 17.15
Common Equity Tier 1 Capital 13.52 12.38 13.86
Tangible Common Equity (3) 8.26 6.65 6.95
Leverage 10.30 8.91 8.95
Equity to Assets 10.24 8.57 8.99
Dividend Pay-Out 24.76 33.50 31.31
Averages for the Year:
Loans Held for Investment $ 2,656,394 $ 2,189,440 $ 2,000,563
Earning Assets 3,933,800 3,989,248 3,652,486
Total Assets 4,278,686 4,332,302 3,984,064
Deposits 3,669,612 3,763,336 3,406,886
Shareowners’ Equity 421,482 379,290 336,821
Year

-End Balances:
Loans Held for Investment $ 2,733,918 $ 2,547,685 $ 1,931,465
Earning Assets 3,957,452 4,177,177 3,949,111
Total Assets 4,304,477 4,519,223 4,263,849
Deposits 3,701,822 3,939,317 3,712,862
Shareowners’ Equity 440,625 387,281 383,166
Other Data:
Basic Average Shares Outstanding 16,987,167 16,950,810 16,862,932
Diluted Average Shares Outstanding 17,022,922 16,984,740 16,892,947
Shareowners of Record (4) 1,080 1,124 1,157
Banking Locations (4) 63 59 57
Full-Time Equivalent Associates (4)(5) 970 992 954
(1)

For 2023, 2022 and 2021, includes pension settlement

gain of $0.3 million, charge of $2.3 million and $3.1 million, respectively.
(2)

Acquired 51% membership interest in Brand Mortgage Group, LLC, re-named as Capital City Home Loans,

LLC, on March 1, 2020 - fully consolidated.
(3)

Diluted tangible book value and tangible common equity

ratio are non-GAAP financial measures. For additional information, including a reconciliation to GAAP, refer

to page 42.
(4)

As of January 31st of the following year.
(5)

Reflects 970 full-time equivalent associates that

includes 178 full-time equivalent associates at CCHL.

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
Non-GAAP Reconciliation - Selected Financial Data
(Dollars in Thousands, except per share data) 2023 2022 2021
Shareowners' Equity (GAAP) $ 440,625 $ 387,281 $ 383,166
Less: Goodwill and Other Intangibles (GAAP) 92,933 93,093 93,253
Tangible Shareowners' Equity (non-GAAP) A 347,692 294,188 289,913
Total Assets (GAAP) 4,304,477 4,519,223 4,263,849
Less: Goodwill and Other Intangibles (GAAP) 92,933 93,093 93,253
Tangible Assets (non-GAAP) B $ 4,211,544 $ 4,426,130 $ 4,170,596
Tangible Common Equity Ratio (non-GAAP) A/B 8.26% 6.65% 6.95%
Actual Diluted Shares Outstanding (GAAP) C 17,000,758 17,039,401 16,935,389
Tangible Book Value

per Diluted Share (non-GAAP)
A/C 20.45 17.27 17.12

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

We provide

a full range of banking services, including traditional deposit and credit services, mortgage banking, asset management, trust, merchant services, bankcards,

securities brokerage services and financial
advisory services, including the sale of life insurance, risk management, and asset protection services. The Bank has 63 banking
offices and 103 ATMs/ITMs

in Florida, Georgia and Alabama.

Through Capital City Home Loans, LLC (“CCHL”), we have 29
additional offices in the Southeast for our mortgage banking business.

Please see the section captioned “About Us” beginning on
page 4 for more detailed information about our business.
Our profitability, like

most financial institutions, is dependent,

to a large extent upon net interest income, which is the difference between the interest and fees received on interest earning assets, such as loans and securities, and the interest paid on interest-
bearing liabilities, principally deposits and borrowings.

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

Strategic Initiatives
.

In 2021, we initiated a new five-year strategic plan “2025 In Focus” that guide

s

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

We have implemented

initiatives in support of the strategic plan,
including the implementation of an integrated marketing software aimed at deepening client relationships, continued our
comprehensive review of our banking office network, continued

expansion into new markets and further diversification of
revenues by expanding our residential mortgage banking and wealth businesses

.

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

We serve an
additional fourteen smaller, less competitive,

rural markets located on the outskirts of, and centered between, our larger markets where we are positioned as a market leader.

In 7 of 11 markets in Florida and two of four Georgia

markets (excluding Northern
Arc of Atlanta markets entered into in 2022 and 2023),

we frequently rank within the top four banks in terms of deposit market share.

Furthermore, in the counties in which we operate, we maintain an 7.7% deposit market share in the Florida counties and
5.5% in the Georgia counties (excluding Northern Arc of Atlanta).

Our markets provide for a strong core deposit funding base, a key differentiator and driver of our profitability and franchise value.

Recent Acquisition/Expansion Activity
.

We have continued

our expansion into the Northern Arc of Atlanta, Georgia by opening full-service offices in Marietta (Cobb County) in the fourth quarter of 2022 and Duluth (Gwinnett County) in the second quarter of 2023.

Additionally, we expanded

our presence in the Florida Panhandle by opening a full-service office in Watersound,
Florida in the first quarter of 2023 and Panama City,

Florida (Lynn Haven) in the first quarter of

2024 and we plan to open
another full-service office in Panama City,

Florida (West Bay)

in the second half of 2024.

To expand our presence

and
commitment to our Gainesville market, we opened a third full-service banking office in the area in early 2023.

During 2022 and
2023,

we hired leadership and banking teams in the Northern Arc and Walton

County office markets, including commercial
bankers, retail delivery support, private banking, wealth advisors, and treasury professionals.

Further, CCHL loan originators will
reside in the Northern Arc and Walton

County offices.
On March 1, 2020, CCB acquired a 51% membership interest in Brand Mortgage

Group, LLC (“Brand”) which is now operated
as CCHL, a consolidated entity in the Company’s

financial statements. The terms of the transaction included a buyout call/put option for CCB to purchase the remaining 49% of the membership interests in CCHL (“the

49% Interest”) that are held by
BMGBMG, LLC (“BMG”). The option requires 12 months advance notice to the other party, and under the

terms of the option,
January 1, 2025 is the earliest date the transfer of the 49% Interest may be completed.

On December 20, 2023, BMG notified
CCB that BMG will exercise its put option and the transfer of the 49% Interest will become effective on January 1, 2025.
EXECUTIVE OVERVIEW
For 2023, net income attributable to common shareowners totaled $52.3 million,

or $3.07 per diluted share, compared to net
income of $33.4 million, or $1.97 per diluted share, for 2022, and $33.4 million, or $1.98 per diluted share, for 2021.
The increase in net income attributable to common shareowners for 202

3

reflected higher net interest income of $34.0 million that
was partially offset by higher noninterest expense of $5.4 million,

higher income taxes of $5.2 million, lower noninterest income of $3.6 million, and a $2.2 million increase in the provision for credit losses.

Net income attributable to common shareowners
included a $1.3 million increase in the deduction to record the 49% non-controlling interest in the earnings of CCHL.

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
Below are Summary Highlights

of our 2023 financial performance:
◾
Tax-equivalent

net interest income totaled $159.4 million for 2023 compared to $125.3 million for 2022 driven by strong
loan growth and higher interest

rates, partially offset by higher deposit cost which was well controlled at 48 basis points for
the year – net interest margin

was 4.05% for 2023 compared to 3.14% for 2022
◾
Credit quality metrics remained

strong throughout

the year – allowance coverage ratio increased from

0.98% to 1.10% -
net loan charge-offs were 18

basis points of average loans for both periods
◾
Noninterest income decreased

$3.6 million, or 4.8%, driven by lower wealth management fees reflective of lower insurance
commissions (large policy sales in 2022) and

mortgage banking revenues (lower residential

loan originations attributable
to the higher interest rate environment)

◾
Noninterest expense increased

$5.4 million, or 3.6%, primarily due to higher compensation and occupancy expense reflective of the addition of staffing and banking

offices in our new markets

◾
Loan balances grew $467.0 million, or 21.3% (average),

and $186.2 million, or 7.3% (end of period)
◾
Deposit balances (including repurchase

agreements) declined by $81.9 million, or 2.2% (average),

and decreased $217.1
million, or 5.5% (end of period)
◾
Tangible

book value per share increased $3.18,

or 18.4%, driven by strong earnings and favorable investment security and
pension plan accumulated other comprehensive

loss adjustments
For more detailed information, refer to the following additional sections of the

MD&A “Results of Operations” and “Financial
Condition”.

RESULTS

OF OPERATIONS
A condensed earnings summary for the last three fiscal years is presented in Table 1 below:
Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share

Data)
2023 2022 2021
Interest Income $ 181,068 $ 131,910 $ 106,351
Taxable Equivalent

Adjustments
367 325 349
Total Interest Income

(FTE)
181,435 132,235 106,700
Interest Expense 22,080 6,888 3,490
Net Interest Income (FTE) 159,355 125,347 103,210
Provision for Credit Losses 9,714 7,494 (1,553)
Taxable Equivalent

Adjustments
367 325 349
Net Interest Income After Provision for Credit Losses 149,274 117,528 104,414
Noninterest Income 71,610 75,181 107,545
Noninterest Expense 157,023 151,634 162,508
Income Before Income Taxes 63,861 41,075 49,451
Income Tax Expense

13,040 7,798 9,835
Pre-Tax Income

Attributable to Noncontrolling Interests
1,437 135 (6,220)
Net Income Attributable to Common Shareowners $ 52,258 $ 33,412 $ 33,396
Basic Net Income Per Share $ 3.08 $ 1.97 $ 1.98
Diluted Net Income Per Share $ 3.07 $ 1.97 $ 1.98
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
For 2023, our taxable equivalent net interest income totaled $159.4 million compared to $125.3 million in 2022 and $103.2
million in 2021.

The $34.1 million, or 27.2%, increase in 2023 reflected loan growth and higher interest rates across a majority of
our earning assets, partially offset by higher deposit interest expense.

The $22.1 million, or 21.4%, increase in 2022 was
primarily due to strong loan growth, higher interest rates, and growth in the investment portfolio.

For 2023, our taxable equivalent interest income totaled $181.4 million compared to $132.2 million in 2022 and $106.7 million in
2021.

The $49.2 million, or 37.2%, increase in 2023

and the $25.5 million, or 23.9%, increase in 2022 reflected an overall improved earning asset mix and higher interest rates on earning assets.

For 2023, interest expense totaled $22.1 million compared to $6.9 million in 2022 and $3.5 million in 2021.

The $15.2 million, or
220.3%, increase in 2023 was primarily attributable to a $9.6 million increase in NOW account interest expense and $3.5 million
increase in money market account expense.

The increase in NOW account expense reflected an increase in expense for our commercial accounts that have a managed rate that was increased during the year reflective of higher interest rates.

The shift in
balances from noninterest bearing to the NOW product also contributed to the increase.

The increase in the expense for money
market accounts reflected adjustment to our board and managed rates for this product also reflective of higher interest rates.

For
2022, the $3.4 million, or 97.4%, increase was primarily attributable to higher NOW account expense related to our negotiated
rate commercial accounts that were tied to an index until mid-2022 and then migrated to a managed rate product.

To a lesser
extent, higher interest expense for our variable rate short-term borrowings

(warehouse line of credit for mortgage banking) and
subordinated notes contributed to the increase in 2022.

Our cost of interest bearing deposits was 81 basis points in 2023, 17 basis points in 2022, and 4 basis points in 2021.

Our total
cost of deposits (including noninterest bearing accounts) was 48 basis points in 2023, 9 basis points in 2022, and 2 basis points in
2021.

Our total cost of funds (interest expense/average earning assets) was 56 basis points in 2023,

17 basis points in 2022, and
10 basis points in 2021.

Our interest rate spread (defined as the taxable-equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) was 3.63% in 2023, 3.00% in 2022, and 2.75% in 2021.

Our net interest margin (defined as taxable-equivalent
interest income less interest expense divided by average earning assets) was 4.05%

in 2023, 3.14% in 2022, and 2.83% in 2021.

The increase in the interest rate spread and net interest margin in 2023 and 2022 reflected an improved earning asset mix, higher yields across a majority of our earning assets due to the rapid increase in interest rates,

and good control of our deposit cost.

During 2023, the Federal Open Market Committee (“FOMC”) raised interest rates 100 basis points, putting the federal funds
target rate at a range of 5.25%-5.50%, compared to a range of

4.25%-4.50% at the end of 2022.

Our asset sensitive position, with
strong core deposit funding and ample liquidity provided

benefits as interest rates increased.

Table 2
AVERAGE

BALANCES AND INTEREST RATES
2023 2022 2021
(Taxable Equivalent Basis - Dollars
in Thousands)
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
ASSETS
Loans Held for Sale (1)(2) $ 55,510 $ 3,232 5.82% $ 48,502 $ 2,175 4.49%
$

78,328 $ 2,555 3.24%
Loans Held for Investment (1)(2) 2,656,394 149,366 5.62 2,189,440 104,578 4.78 2,000,563 94,332 4.76
Investment Securities

Taxable Investment Securities
1,016,550 18,652 1.83 1,098,876 15,917 1.45 778,953 8,724 1.12

Tax-Exempt Investment Securities
(2) 2,199 59 2.68 2,668 54 2.03 3,772 91 2.39
Total Investment Securities 1,018,749 18,711 1.83 1,101,544 15,971 1.45 782,725 8,815 1.12
Fed Funds Sold & Int Bearing Dep 203,147 10,126 4.98 649,762 9,511 1.46 790,870 998 0.13
Total Earning Assets 3,933,800 181,435 4.61% 3,989,248 132,235 3.32% 3,652,486 106,700 2.92%
Cash & Due From Banks 75,786 76,929 72,409
Allowance for Credit Losses (28,190) (21,688) (22,960)
Other Assets 297,290 287,813 282,129
TOTAL ASSETS $ 4,278,686 $ 4,332,302 $ 3,984,064
LIABILITIES
Noninterest Bearing Deposits $ 1,507,657 $ 1,691,132 $ 1,523,717
NOW Accounts 1,172,861 12,375 1.06% 1,065,838 2,799 0.26% 965,320 294 0.03%
Money Market Accounts 299,581 3,670 1.22 283,407 203 0.07 278,606 134 0.05
Savings Accounts 592,033 598 0.10 628,313 309 0.05 537,023 263 0.05
Time Deposits 97,480 939 0.96 94,646 133 0.14 102,220 148 0.14
Total Interest Bearing Deposits 2,161,955 17,582 0.81% 2,072,204 3,444 0.17% 1,883,169 839 0.04%
Total Deposits 3,669,612 17,582 0.48 3,763,336 3,444 0.09 3,406,886 839 0.02
Repurchase Agreements 19,917 513 2.57 8,095 14 0.17 5,762 2 0.03
Short-Term Borrowings 24,146 1,538 6.37 32,388 1,747 5.40 47,749 1,360 2.54
Subordinated Notes Payable 52,887 2,427 4.53 52,887 1,652 3.08 52,887 1,228 2.29
Other Long-Term Borrowings 408 20 4.77 665 31 4.62 1,887 63 3.33
Total Interest Bearing Liabilities 2,259,313 22,080 0.98% 2,166,239 6,888 0.32% 1,991,454 3,490 0.18%
Other Liabilities 81,842 85,684 111,567
TOTAL LIABILITIES 3,848,812 3,943,055 3,626,738
Temporary Equity 8,392 9,957 20,505
TOTAL SHAREOWNERS’
EQUITY
421,482 379,290 336,821
TOTAL LIABILITIES,
TEMPORARY EQUITY AND
SHAREOWNERS’ EQUITY
$ 4,278,686 $ 4,332,302 $ 3,984,064
Interest Rate Spread 3.63% 3.00% 2.75%
Net Interest Income $ 159,355 $ 125,347 $ 103,210
Net Interest Margin (3) 4.05% 3.14% 2.83%
(1)

Average balances include net loan fees, discounts and premiums, and nonaccrual loans.

Interest income includes loan fees of $0.05 million for 2023,

$0.5 million for 2022, and $6.6 million for 2021.

(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate.
(3)

Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME

ANALYSIS
(1)
2023 vs. 2022 2022 vs. 2021
(Taxable Equivalent Basis -
Dollars in Thousands)
Increase (Decrease) Due to Change In Increase (Decrease) Due to Change In
Total Volume Rate

Total Calendar Volume Rate
Earnings Assets:
Loans Held for Sale (2) $ 1,057 $ 315 $ 742 $ (380) $ - $ (967) $ 587
Loans Held for Investment (2) 44,788 22,304 22,484 10,247 - 8,982 1,265
Taxable Investment Securities 2,735 (1,192) 3,927 7,193 - 3,583 3,610
Tax-Exempt Investment Securities (2) 5 (10) 15 (37) - (27) (10)
Funds Sold 615 (6,537) 7,152 8,513 - (178) 8,691
Total $ 49,200 $ 14,880 $ 34,320 25,536 $ - $ 11,393 $ 14,143
Interest Bearing Liabilities:
NOW Accounts $ 9,576 $ 281 $ 9,295 2,505 $ - $ 31 $ 2,474
Money Market Accounts 3,467 12 3,455 69 - 2 67
Savings Accounts 289 (18) 307 46 - 45 1
Time Deposits 806 4 802 (15) - (11) (4)
Short-Term Borrowings 290 156 134 401 - (331) 732
Subordinated Notes Payable 775 - 775 424 - - 424
Other Long-Term Borrowings (11) (12) 1 (32) - (41) 9
Total $ 15,192 $ 423 $ 14,769 3,398 $ - $ (305) $ 3,703
Changes in Net Interest Income $ 34,008 $ 14,457 $ 19,551 $ 22,138 $ - $ 11,698 $ 10,440
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
Provision for Credit Losses
For 2023, we recorded a provision for credit loss expense of $9.7 million ($9.5 million expense for loans held for investment
(“HFI”) and $0.2 million expense for unfunded loan commitments) compared to a provision expense of $7.5 million for 2022
($7.4 million benefit for loans HFI and $0.1 million expense for unfunded loan commitments), and a provision benefit of $1.6
million for 2021

($2.8 million benefit for loans HFI and $1.2 million expense for unfunded loan commitments

).

The higher loan
loss provision in 2023 was driven by loan growth.

The higher level of provision in 2022 was primarily attributable to strong loan growth and weaker projected economic conditions, primarily a higher rate of unemployment.

The credit loss provision in 2021
was favorably impacted by strong loan recoveries.

We discuss the various

factors that have impacted our provision expense in
more detail under the heading Allowance for Credit Losses.
Noninterest Income
For 2023, noninterest income totaled $71.6 million, a $3.6 million decrease from 2022 and reflected decreases in wealth
management fees of $1.7 million, mortgage banking revenues of $1.5 million, deposit fees of $0.8 million, and bank card fees of
$0.5 million, partially offset by a $0.9 million increase in other income.

The decrease in wealth management fees reflected lower
insurance commissions of $2.7 million due to the sale of large policies in 2022 and was partially offset by higher trust fees of $0.5 million and retail brokerage fees of $0.5 million.

The decrease in mortgage banking revenues was primarily driven by lower production volume in 2023, reflective of the rapid increase in interest rates and lower market driven gain on sale margins.

Steady
best efforts adjustable-rate production by CCHL during

2023 contributed to the Bank’s loan growth

and earnings.

The decline in
deposit fees reflected lower commercial account analysis fees and account service charge fees, and the reduction in bank card fees
was generally due to lower card volume reflective of slower consumer spending.

The increase in other income was primarily due
to a $1.4 million gain from the sale of mortgage servicing rights that was partially offset by lower loan servicing income.

For 2022, noninterest income totaled $75.2 million, a $32.4 million decrease from 2021 due to lower mortgage banking revenues
of $40.5 million, partially offset by higher wealth management fees of $4.4 million, deposit fees of $3.2 million, other income of
$0.4 million, and bank card fees of $0.1 million.

Lower mortgage banking revenues at CCHL in 2022 generally reflected

a
reduction in refinancing activity and, to a lesser degree, lower purchase mortgage originations primarily driven by higher interest
rates.

In addition, gain on sale margins were pressured due to a lower level of governmental loan originations and mandatory
delivery loan sales (both of which provide a higher gain on sale percentage).

Strong best efforts adjustable-rate production by
CCHL during 2022 contributed to the Bank’s

loan growth and earnings.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 31.05% in 2023,
37.55% in 2022, and 51.11% in 2021.

The variance in both 2023 and 2022 reflected strong growth in net interest income and lower mortgage banking revenues.

The table below reflects the major components of noninterest income.
Table 4
NONINTEREST INCOME
(Dollars in Thousands) 2023 2022 2021
Deposit Fees $ 21,325 $ 22,121 $ 18,882
Bank Card Fees 14,918 15,401 15,274
Wealth Management

Fees
16,337 18,059 13,693
Mortgage Banking Revenues 10,400 11,909 52,425
Other 8,630 7,691 7,271
Total Noninterest

Income
$ 71,610 $ 75,181 $ 107,545
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

For 2023, deposit fees (service charge fees, insufficient

fund/overdraft fees, and business account analysis fees)
totaled $21.3 million compared to $22.1 million in 2022

and $18.9 million in 2021.

The $0.8 million, or 3.6%, decrease in 2023
was attributable to lower commercial account analysis fees of $0.5 million and account service charge fees of $0.3

million.

The
reduction in commercial account analysis fees reflected a higher earnings credit rate for commercial deposit accounts.

The
decrease in account service charge fees was attributable

to higher debit card utilization which allows the client to forego the service charge fee if a certain number of debit card transactions is achieved.

The $3.2 million, or 17.2%, increase in 2022
reflected higher account service charge fees and overdraft

fees.

The conversion,

in the third quarter of 2021, of our remaining
free checking accounts to a monthly maintenance fee account type drove the increase in account service charge fees.

The increase
in overdraft fees was driven by higher utilization of our overdraft service which is closely correlated (inversely) with the
consumer savings rate which has declined noticeably since it substantially increased in 2021 due to the high level of governmental
stimulus related to the COVID-19 pandemic.

Bank Card Fees
.

Bank card fees totaled $14.9 million in 2023 compared to $15.4 million in 2022 and $15.3 million in 2021.

The
decrease in 2023 was generally due to lower card volume reflective of overall slower consumer spending.

The slight increase in
2022 reflected incremental revenues from growth in new checking accounts that was partially offset by lower transaction volume
which reflected a slowdown in consumer spending.

Wealth

Management Fees
.

Wealth management fees

including both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $16.3 million in 2023

compared to
$18.1 million in 2022 and $13.7 million in 2021.

The decrease in 2023 reflected lower insurance revenues of $2.7 million that was partially offset by a $0.5 million decrease in trust fees and $0.5 million decrease in retail brokerage fees.

The sale of large
policies in 2022 drove the decline in insurance revenues.

The increase in 2022 was primarily due to higher insurance revenues of
$3.7 million and retail brokerage fees of $0.6 million.

The higher level of insurance revenues reflected the acquisition of CCSW in 2021.

At December 31, 2023, total assets under management (“AUM”) were approximately

$2.588 billion compared to $2.273
billion at December 31, 2022 and $2.324 billion at December 31, 2021.

The increase in AUM in 2023 was primarily attributable
to growth in assets at Capital City Investments, our retail brokerage subsidiary,

reflecting increases

in investments

in fixed
income and annuity products,

and higher account values/returns reflective of the improved market returns in 2023.

The decrease
in AUM in 2022 generally reflected lower account values/returns reflective of volatile market conditions during the year partially offset by new account growth.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $10.4 million in 2023 compared to $11.9 million in 2022 and
$52.4 million in 2021.

The decrease in 2023 was primarily driven by lower production volume reflective of the rapid increase in
interest rates and lower market driven gain on sale margins which continued to be under pressure in 2023.

2022 revenues
reflected a reduction in refinancing activity,

and, to a lesser degree, lower purchase mortgage originations primarily driven by higher interest rates.

In addition, gain on sale margins were pressured due to a lower level of governmental loan originations and
mandatory delivery loan sales (both of which provide a higher gain on sale percentage).

Throughout 2023 and 2022, best efforts
origination volume allowed us to book a steady flow of adjustable-rate residential loans in our portfolio which contributed to loan
growth and earnings.

In addition, continued stability in our construction/permanent loan program partially offset the slowdown in
secondary market originations.

We provide a detailed

overview of our mortgage banking operation,

including a detailed break-
down of mortgage banking revenues, mortgage servicing activity,

and warehouse funding within Note 4 - Mortgage Banking
Activities in the Notes to Consolidated Financial Statements.

Other
.

Other noninterest income totaled $8.6 million in 2023 compared to $7.7 million in 2022 and $7.3 million in 2021.

The
$0.9 million increase in 2023 was due to a $1.4 million gain from the sale of mortgage servicing rights that was partially offset by
lower loan servicing income which reflected the aforementioned sale.

The $0.4 million increase in 2022

was primarily
attributable to a $0.4 million increase in miscellaneous income, primarily from a $0.2 million gain on the termination of a lease.

Noninterest Expense
For 2023, noninterest expense totaled $157.0 million compared to $151.6 million for 2022 and reflected increases in occupancy
expense of $3.1 million and compensation expense of $2.3 million.

The increase in occupancy expense was primarily driven by
the addition of four new banking offices in mid-to-late 2022 and early 2023, and, to a lesser extent, higher expense for property insurance (increased premiums) and maintenance agreements (network and security upgrades).

The increase in compensation
expense reflected a $4.7 million increase in salary expense that was partially offset by a $2.4 million decrease in associate benefit
expense.

The increase in salary expense was primarily due to a $3.6 million increase in base salaries (primarily the addition of
staffing in new markets and annual merit), a $3.0 million

decrease in realized cost (credit offset to salary expense - lower new residential loan originations in 2023), and higher incentive expense of $1.2 million that was partially offset by lower commission
expense of $3.3 million (lower residential loan originations and insurance policy sales in 2023).

The decrease in associate benefit
expense reflected a $2.9 million decrease in pension plan service cost expense that was partially offset by a $0.5 million increase
in associate insurance expense (higher premiums).

The net variance in other expense was primarily due to lower expenses for
OREO of $1.6 million (gain from the sale of a banking office)

and miscellaneous expense of $1.2 million (mortgage servicing asset amortization of $1.0 million - mid-2023 sale of servicing rights).

Further, there was no pension settlement expense in 2023
whereas we realized $2.3 million in total pension settlement expense in 2022.

These favorable variances were partially offset by
increases in pension – other expense (non-service component) of $3.0 million, professional fees of $0.8 million (one-time
consulting expense related to our core processor outsourcing contract negotiation)

,

insurance – other (FDIC insurance fees) of
$0.7 million, processing fees of $0.5

million, and legal fees of $0.3 million.

For comparison purposes, the service cost component
of our pension plan expense is reflected in associate benefit expense and the non-service component and any settlement expenses
are reflected in other expense.

For 2023, our total pension expense was $3.3 million compared to

$5.7 million in 2022 which
included $2.3 million in pension settlement expense due to a higher level of retirements.

For 2022, noninterest expense totaled $151.6 million, a $10.9 million decrease from 2021, due to a decrease in compensation
expense of $10.0 million and other expense of $1.6 million, partially offset by an increase in occupancy expense of $0.6 million.

The decrease in compensation expense was primarily due to a decrease in salary expense of $10.6 million that was partially offset
by an increase in associate benefit expense of $0.6 million. The variance in salary expense was primarily due to higher realized
loan cost of $7.7 million and lower variable/performance-based compensation of $4.5 million, partially offset by higher base
salary expense of $1.8 million (merit and new market staffing additions).

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

These favorable variances were partially offset by
an increase in other real estate expense of $1.2 million, travel/entertainment and advertising costs of $1.3 million (return to pre-
pandemic levels and market expansion), miscellaneous expense of

$1.5 million (other losses of $0.9 million (primarily debit card and check fraud) and VISA share swap conversion ratio payments of $0.4 million),

and insurance – other of $0.3 million (FDIC
insurance fees). Gains from the sale of two banking offices

in 2021 drove the increase in other real estate expense.

The increase
in occupancy expense is related to lease expense for four new banking offices added in 2022 and various software purchases,
including network security and end of life upgrades.

For 2021, our total pension expense was $12.0 million and reflected the utilization of a lower discount rate for plan liabilities reflective of the low rate environment at that time.

Our operating efficiency ratio (expressed as noninterest

expense as a percent of taxable equivalent net interest income plus noninterest income) was 67.99%, 75.62% and 77.11%

in 2023, 2022 and 2021, respectively.

The decrease in this metric for 2023
and 2022 was primarily driven by higher taxable equivalent net interest income

(refer to caption headed Net Interest Income and
Margin).

For 2022, lower noninterest expense also contributed to the decrease.

Expense management is an important part of our culture and strategic focus.

We will continue

to review and evaluate
opportunities to optimize our delivery operations and invest in technology that provides

favorable returns/scale and/or mitigates
risk.

The table below reflects the major components of noninterest expense.

Table 5
NONINTEREST EXPENSE
(Dollars in Thousands) 2023 2022 2021
Salaries $ 79,278 $ 74,590 $ 85,211
Associate Benefits 14,509 16,929 16,259
Total Compensation 93,787 91,519 101,470
Premises 13,033 11,184 10,879
Equipment 14,627 13,390 13,053
Total Occupancy,

net
27,660 24,574 23,932
Legal Fees 1,721 1,413 1,411
Professional Fees 6,245 5,437 5,633
Processing Services 6,984 6,534 6,569
Advertising 3,349 3,208 2,683
Travel and Entertainment 1,896 1,815 1,063
Telephone 2,729 2,851 2,975
Insurance – Other 3,120 2,409 2,096
Pension - Other 76 (3,043) 1,913
Pension Settlement (Gain) Charge (291) 2,321 3,072
Other Real Estate, Net (1,969) (337) (1,488)
Miscellaneous 11,716 12,933 11,179
Total Other Expense 35,576 35,541 37,106
Total Noninterest

Expense
$ 157,023 $ 151,634 $ 162,508

Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $93.8 million in 2023 compared to $91.5 million in 2022, and $101.5 million in
2021.

For 2023, the $2.3 million, or 2.5%, net increase reflected an increase in salary expense of $4.7 million that was partially
offset by a decrease in associate benefit expense of $2.4

million.

The increase in salary expense was primarily due to a $3.6
million increase in base salaries (primarily the addition of staffing in new markets and annual merit), a $3.0 million reduction in realized cost (credit offset to salary expense - lower new

residential loan originations in 2023) and higher incentive expense of
$1.2 million that was partially offset by lower commission

expense of $3.3 million (lower residential loan originations and insurance policy sales in 2023).

The decrease in associate benefit expense reflected a $2.9 million decrease in pension plan
service cost expense that was partially offset by a $0.5 million increase in associate insurance expense (higher premiums).

For 2022, the $10.0 million, or 9.8%, net decrease reflected a decrease in salary expense of $10.6 million that was partially offset
by an increase in associate benefit expense of $0.6 million.

The variance in salary expense was primarily due to higher realized loan cost (credit offset to salary expense) of $7.7 million and lower variable/performance

-based compensation of $4.5 million
($6.7 million decrease at CCHL (lower loan volume) partially offset by a $2.2 million increase at the Bank (primarily related to higher insurance revenues).

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

$0.6 million.
Occupancy
.

Occupancy expense (including premises and equipment) totaled $27.7 million for

2023

compared to $24.5 million
for 2022, and $23.9 million for 2021.

For 2023, the $3.1 million, or 12.6%, increase was a primarily driven by the addition of four new banking offices in mid-to-late 2022 and early

2023, and, to a lesser extent higher expense for property insurance
(increased premiums) and maintenance agreements (network and security upgrades).

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

Other
.

Other noninterest expense totaled $35.6 million in 2023 compared to $35.5 million in 2022 and $37.1 million in 2021.

For 2023, $0.1 million variance in other expense was primarily due to lower expenses for OREO of $1.6 million (gain from the
sale of a banking office in 2023) and miscellaneous expense

of $1.2 million (mortgage servicing asset amortization of $1.0 million - mid-2023 sale of servicing rights).

Further, there was no pension settlement expense in 2023

whereas we realized $2.3
million in total pension settlement expense in 2022.

These favorable variances were partially offset by increases in pension

–
other expense (non-service component) of $2.8 million, professional fees of $0.8 million (one-time consulting expense related to
our core processor outsourcing contract negotiation), insurance

– other (FDIC insurance fees) of $0.7 million, processing fees of
$0.5 million, and legal fees of $0.3 million.

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

$1.2 million, travel/entertainment and advertising costs of $1.3 million (return to pre-pandemic levels and market expansion), and miscellaneous expense of $1.5 million (other losses of $0.9
million (primarily debit card and check fraud) and VISA share swap conversion ratio payments of $0.4 million), and insurance –
other of $0.3 million (FDIC insurance fees). Gains from the sale of two banking offices in 2021 drove the increase in other real
estate expense.

Income Taxes
For 2023, we realized income tax expense of $13.0 million (effective rate of 20.4%) compared to $7.8 million (effective rate of
19.0%) for 2022 and $9.8 million (effective rate of 19.9%)

in 2021.

The increase in our effective tax rate for 2023 was
attributable to a higher level of consolidated income.

The effective rate was further increased due to a lower level of pre

-tax
income from CCHL, in relation to our consolidated income as the non-controlling interest adjustment for CCHL is accounted for
as a permanent tax adjustment.

However, these increases were offset

by additional solar tax credits earned in 2023.

2022 income
tax expense was favorably impacted by discrete tax items totaling $0.7 million related to a favorable deferred tax adjustment for
our SERP and a State of Florida corporate tax refund.

In September 2021, Florida enacted a corporate tax rate reduction from 4.5% to 3.535%

retroactive to January 1, 2021, with an
expiration date of December 31, 2021, therefore, there was no material impact to our deferred tax accounts.

Our 2021 state tax
rate was adjusted to reflect the two percentage point reduction.

The Florida tax rate reverted to 5.5% effective January 1, 2022.

Absent discrete items or new tax credit investments,

we expect our annual effective tax rate to approximate 23-24% in 2024.

FINANCIAL CONDITION
Average assets totaled

approximately $4.279 billion for 2023, a decrease of $53.6

million, or 1.2%, from 2022.

Average earning
assets were approximately $3.934 billion for 2023, a decrease of $55.5 million, or 1.4%, from

2022.

Compared to 2022, the
average decrease was primarily attributable to a $446.6 million decrease in overnight funds and a $82.8 million decrease in
investment securities that was partially offset by a $467.0 million increase in loans HFI.

We discuss these variances

in more
detail below.
Table 2 provides

information on average balances and rates, Table

3 provides an analysis of rate and volume variances and Table
6 highlights the changing mix of our interest earning assets over the last three fiscal years.
Loans
In 2023, average loans HFI increased $467.0 million, or 21.3%, compared to an increase of $188.9 million, or 9.4%, in 2022.
Compared to 2022, the growth in average loans was broad based with increases realized in most loan categories, more
significantly in the residential real estate and commercial real estate categories which increased by $391.3 million and $110.0
million, respectively.

Declines were experienced in our consumer (primarily indirect auto) and commercial loan segments of
$49.0 million and $9.1 million, respectively.

Total loans HFI at December 31,

2023

totaled $2.734 billion, a $186.2 million
increase over December 31, 2022 and primarily reflected higher balances in residential real estate of $254.7 million and
commercial real estate of $42.9 million, partially offset

by declines in our consumer loans of $53.5 million and construction loans of $38.4 million.

At December 31, 2023, our consumer loan balance reflected direct loans of

$23.0 million and indirect auto
loans of $248.0 million.

During 2023, indirect auto balances declined gradually as we focused on reducing exposure to this loan
segment which totaled $302.8 million at December 31, 2022.
As part of our overall strategy,

we will purchase newly originated 1-4 family real estate secured adjustable-rate loans from CCHL.

The strategic alliance with CCHL provides us a larger pool

of loan purchase opportunities, which in large part drove

the
aforementioned increases in residential real estate loans.

These purchases can vary according to the direction of residential mortgage interest rates, and we expect that these purchases might slow in 2024 compared to the 2023 level of purchases.

Expansion into new markets in the Northern Arc of Atlanta, Georgia

(Cobb and Gwinnett Counties) and Walton

County, Florida
drove incremental loan growth of approximately $43 million in 2023 as we added to those banking teams throughout 2023.
In 2023, average loans held for sale (“HFS”) increased $7.0 million, or 14.

5%, from 2022.

Loans HFI and HFS as a percentage of
average earning assets increased to 68.9% in 2023 compared to 56.1%

in 2022, primarily attributable to strong loan growth during the year.

Table 6
SOURCES OF EARNING ASSET GROWTH
2022 to Percentage Components of
2023 of Total
Average

Earning Assets
(Average Balances – Dollars In Thousands) Change Change 2023 2022 2021
Loans:
Loans HFS $ 7,008 12.6% 1.4% 1.2% 2.1%
Loans HFI:
Commercial, Financial, and Agricultural (9,134) (16.5) 5.9 6.0 8.5
Real Estate – Construction 14,458 26.1 5.8 5.4 4.3
Real Estate – Commercial Mortgage 110,013 198.4 20.7 17.6 18.6
Real Estate – Residential 391,287 705.7 22.5 12.3 10.0
Real Estate – Home Equity 9,284 16.7 5.2 4.9 5.3
Consumer (48,954) (88.3) 7.6 8.7 8.0
Total HFI Loans 466,954 842.1 67.7 54.9 54.7
Total Loans HFS and

HFI
$ 473,962 854.7 69.1 56.1 56.8%
Investment Securities:
Taxable $ (82,326) (148.5) % 25.8% 27.5% 21.3%
Tax-Exempt (469) (0.8) 0.1 0.1 0.1
Total Securities $ (82,795) (149.3) % 25.9% 27.6% 21.4%
Federal Funds Sold and Interest Bearing Deposits (446,615) (805.4) 5.0 16.3 21.8
Total Earning Assets $ (55,448) 100% 100% 100% 100%
Our average total loans (HFS and HFI)-to-deposit ratio was 73.9%

in 2023, 59.5% in 2022, and 61.0% in 2021.

The composition of our HFI loan portfolio at December 31 for each of the past three years is shown in Table

7.

Table 8 arrays
our HFI loan portfolio at December 31, 2023, by maturity period.

As a percentage of the HFI loan portfolio, loans with fixed
interest rates represented 29.1% at December 31, 2023 compared to 33.3% at December

31, 2022. 1-4 family real estate secured
adjustable-rate loan production in 2023 drove the decrease in the percentage.

Table 7
LOANS HFI BY CATEGORY
(Dollars in Thousands) 2023 2022 2021
Commercial, Financial and Agricultural $ 225,190 $ 247,362 $ 223,086
Real Estate – Construction 196,091 234,519 174,394
Real Estate – Commercial Mortgage 825,456 782,557 663,550
Real Estate – Residential 1,004,219 749,513 360,021
Real Estate – Home Equity 210,920 208,217 187,821
Consumer 272,042 325,517 322,593
Total Loans HFI, Net

of Unearned Income
$ 2,733,918 $ 2,547,685 $ 1,931,465

Table 8
LOANS HFI MATURITIES
Maturity Periods
(Dollars in Thousands)
One Year

or Less
Over One
Through
Five Years

Five
Through
Fifteen
Years
Over
Fifteen
Years Total
Commercial, Financial and Agricultural $ 37,692 $ 144,978 $ 39,563 $ 2,957 $ 225,190
Real Estate – Construction 119,397 48,295 1,751 26,648 196,091
Real Estate – Commercial Mortgage 58,142 136,164 330,093 301,057 825,456
Real Estate – Residential 15,579 18,619 132,848 837,173 1,004,219
Real Estate – Home Equity 2,208 9,698 60,668 138,346 210,920
Consumer
(1)
6,382 170,698 94,672 290 272,042
Total $ 239,400 $ 528,452 $ 659,595 $ 1,306,471 $ 2,733,918
Total Loans HFI with

Fixed Rates
$ 96,749 $ 407,059 $ 248,494 $ 43,529 $ 795,831
Total Loans HFI with

Floating or Adjustable-Rates
142,651 121,393 411,101 1,262,942 1,938,087
Total $ 239,400 $ 528,452 $ 659,595 $ 1,306,471 $ 2,733,918
(1)
Demand loans and overdrafts are

reported in the category of one year or less.
Credit Quality
Table 9 provides

the components of nonperforming assets and various other credit quality and risk metrics at December 31 for the
last three fiscal years.

Information regarding our accounting policies related to nonaccruals, past due loans, and financial
difficulty modifications is provided in Note 3 – Loans

Held for Investment and Allowance for Credit Losses.
Nonperforming assets (nonaccrual loans and other real estate) totaled $6.2 million at December 31, 2023 compared to $2.7
million at December 31, 2022.

At December 31, 2023, nonperforming assets as a percent of total assets was 0.15%, compared to
0.06% at December 31, 2022.

Nonaccrual loans totaled $6.2 million at December 31, 2023, a $3.9 million increase over
December 31, 2022.

Further, classified loans totaled $22.2 million at December

31, 2023, a $2.9 million increase over December
31, 2022.
Table 9
CREDIT QUALITY
(Dollars in Thousands) 2023 2022 2021
Nonaccruing Loans:
Commercial, Financial and Agricultural $ 311 $ 41 $ 90
Real Estate – Construction 322 17 -
Real Estate – Commercial Mortgage 909 645 604
Real Estate – Residential 2,990 239 2,097
Real Estate – Home Equity 999 771 1,319
Consumer 711 584 212
Total Nonaccruing

Loans
6,242 2,297 4,322
Other Real Estate Owned 1 431 17
Total Nonperforming

Assets
$ 6,243 $ 2,728 $ 4,339
Past Due Loans 30 – 89 Days $ 6,855 $ 7,829 $ 3,600
Classified Loans $ 22,203 $ 19,342 $ 17,912
Nonaccruing Loans/Loans 0.23% 0.09% 0.22%
Nonperforming Assets/Total

Assets
0.15 0.06 0.10
Nonperforming Assets/Loans Plus OREO 0.23 0.11 0.22
Allowance/Nonaccruing Loans 479.70% 1091.33% 499.93%

Nonaccrual Loans
.

Nonaccrual loans totaled $6.2 million at December 31, 2023, a $3.9 million increase over December 31,
2022.

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

If interest on our loans classified
as nonaccrual during 2023 had been recognized on a fully accruing basis,

we would have recorded an additional $0.2 million of
interest income for the year ended December 31, 2023.
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
OREO totaled $1,000 at December 31, 2023 versus $0.4 million at December 31,

2022.

During 2023, we added properties
totaling $1.5 million and sold properties totaling $1.9 million.

For 2022, we added properties totaling $2.4 million and sold properties totaling $2.0 million.
Modifications to Borrowers Experiencing

Financial Difficulty
.

Occasionally, we will modify

loans to borrowers who are
experiencing financial difficulty.

Loan modifications to borrowers in financial difficulty are loans in which we will grant an
economic concession to the borrower that we would not otherwise consider.

In these instances, as part of a work-out alternative,
we will make concessions including the extension of the loan term, a principal moratorium, a reduction in the interest rate, or a
combination thereof.

A modified loan classification can be removed if the borrower’s financial condition improves such that the
borrower is no longer in financial difficulty,

the loan has not had any forgiveness of principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan. At December 31, 2023, we did not maintain
any loans made to borrowers modified due to the borrower experiencing financial difficulty.

Past Due Loans
.

A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days
past due.

Past due loans at December 31, 2023 totaled $6.9 million compared to $7.8 million at December 31, 2022.

Indirect
auto loans represented a large portion of the past due balances representing

76% and 73%, respectively,

of the total dollars past
due at December 31, 2023 and December 31, 2022, respectively.

Potential Problem Loans
.

Potential problem loans are defined as those loans which are now current but where management has
doubt as to the borrower’s ability to comply with present

loan repayment terms.

At December 31, 2023, we had $3.4 million in
loans of this type which were not included in either of the nonaccrual or

90 days past due loan categories compared to $2.8
million at December 31, 2022.

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

Specifically, due to the nature of our markets,

a
significant portion of our HFI loan portfolio has historically been secured with real estate, approximately 82% at December 31,
2023 and 78% at December 31, 2022 with the increase driven by a higher volume of 1-4 family residential real estate loans
originated in 2023 in comparison to other loan types.

The primary types of real estate collateral are commercial properties and 1-
4 family residential properties.
We review our

loan portfolio segments and concentration limits on an ongoing basis and will make adjustments as needed to
mitigate/reduce risk to segments that reflect decline or stress.

We have established

an internal lending limit of $10 million for the total aggregate amount of credit that will be extended to a
client and any related entities within our Board approved policies.

This compares to our legal lending limit of approximately $96 million.

The following table summarizes our real estate loan category as segregated by the type of property.

Property type concentrations
are stated as a percentage of total real estate loans at December 31.
Table 10
REAL ESTATE

LOANS BY PROPERTY TYPE
2023 2022
Investor
Real Estate
Owner
Occupied

Real Estate
Investor
Real Estate
Owner
Occupied

Real Estate
Vacant

Land, Construction, and Land Development
13.3% - 14.8% -
Improved Property 27.2 59.5% 27.4 57.8%
Total Real Estate Loans 40.5% 59.5% 42.2% 57.8%
A major portion of our real estate loan category is centered in the owner occupied category which carries a lower risk of non-
collection than certain segments of the investor category.

Approximately 41% of the investor real estate category was secured by residential real estate at December 31, 2023 compared to 42% at December 31,

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
At December 31, 2023, the allowance for credit losses for HFI loans totaled $29.9 million compared to $25.1 million at December
31, 2022 and $21.6 million at December 31, 2021.

The $4.8 million increase in the allowance in 2023 reflected a credit loss provision of $9.6 million and net loan charge-offs

of $4.7 million.

The $3.5 million increase in the allowance in 2022 reflected a credit loss provision of $7.4 million and net loan charge

-offs of $3.9 million.

The increases in the allowance for both 2023 and
2022 were primarily attributable to incremental allowance related to loan growth,

primarily residential real estate, and slower
prepayment speeds (due to higher interest rates).

For 2022, a higher projected rate of unemployment and its effect on rates of
default was also a contributing factor.

For 2023, we realized net loan charge-offs

of $4.7 million, or 0.18% of average HFI loans, compared to net loan charge

-offs of
$3.9 million, or 0.18%, for 2022, and net loan recoveries of $0.6 million, or 0.03%, for 2021.

A majority of the increase in 2023
and 2022 reflected higher consumer loan (indirect auto) net loan charge

-offs which represented 76% and 43%, respectively,

of
total net loan charge-offs.

Further, indirect auto net loan charge

-offs represented approximately 1.31% of average indirect auto loans in 2023 and 0.53% in 2022.

Beginning in 2022 we began reducing our exposure to this loan segment in advance of
potential economic slowing.

At December 31, 2023, the allowance for credit losses represented 1.10%

of HFI loans and provided coverage of 480% of
nonperforming loans compared to 0.98% and 1,091%, respectively,

at December 31, 2022

and 1.12% and 500%, respectively,

at
December 31, 2021.

Table 11
ALLOCATION OF

ALLOWANCE

FOR CREDIT LOSSES
2023 2022 2021
(Dollars in Thousands)
ACL
Amount
Percent of
Loans to
Total Loans
ACL
Amount
Percent of
Loans to
Total Loans
ACL
Amount
Percent of
Loans to
Total Loans
Commercial, Financial and Agricultural
$ 1,482 8.2% $ 1,506 9.7% $ 2,191 11.6%
Real Estate:
Construction
2,502 7.2 2,654 9.2 3,302 9.0
Commercial
5,782 30.2 4,815 30.7 5,810 34.4
Residential
15,056 36.7 10,741 29.4 4,129 18.6
Home Equity
1,818 7.7 1,864 8.2 2,296 9.7
Consumer
3,301 10.0 3,488 12.8 3,878 16.7

Total
$ 29,941 100% $ 25,068 100% $ 21,606 100%
Investment Securities
Through December 31, our average investment portfolio balance was $1.019 billion in 2023, $1.102 billion in 2022, and $783 million in 2021.

As a percentage of average earning assets, our investment portfolio represented 25.9%

in 2023, compared to
27.6%

in 2022, and 21.4% in 2021.

For 2023, the decline in the investment portfolio was attributable to the majority of our
investment cash flow not being reinvested in investment securities and to a lesser extent the sale of $30.4 million of our floating
rate securities at a slight net gain, both of which were designed to support loan growth.

As we continue to monitor our overall
liquidity levels in 2024, cash flow from the investment portfolio should continue to run-off, but we will review various investment
strategies,

as appropriate given loan demand and other liquidity management strategies.

For 2023, average taxable investments decreased $82.3 million, or 7.5%,

while tax-exempt investments decreased $0.5 million, or
17.6%.

Both taxable and non-taxable bonds decreased as part of our overall investment strategy to allow a majority of our
investments to run off in order to fund loan growth.

At December 31, 2023, municipal securities (taxable and non-taxable)
comprised 4.0% of the portfolio.

Our investment portfolio is a significant component of our operations and, as such,

it functions as a key element of liquidity and
asset/liability management.

Two types of classifications are approved

for investment securities which are Available

-for-Sale
(“AFS”) and Held-to-Maturity (“HTM”).

For 2023

and 2022, we maintained securities under both the AFS and HTM designations.

At December 31, 2023, $337.9 million, or 35.1%, of our investment portfolio was classified as AFS,

with $625.0
million, or 64.7%, classified as HTM and $3.5 million, or 0.2%, classified as equity securities.

At December 31, 2022, the AFS
and HTM portfolio comprised 38.5%

and 61.5%, respectively.

In the third quarter of 2022, U.S. Treasury obligations

totaling
$168.4 million with unrealized losses of $9.4 million were transferred from

AFS to HTM.

At December 31, 2023, $4.5 million
was remaining in unrealized losses for these securities.
Table 12 provides

the composition of our investment securities portfolio at December 31 for each of the last three fiscal years.

Table 12
INVESTMENT SECURITIES COMPOSITION
2023 2022 2021
(Dollars in Thousands)
Carrying
Amount Percent
Carrying
Amount Percent
Carrying
Amount Percent
Available for

Sale
U.S. Government Treasury $ 24,679 2.6% $ 22,050 2.1% $ 187,868 18.9%
U.S. Government Agency 145,034 15.0 186,052 17.3 237,578 23.9
States and Political Subdivisions 39,083 4.0 40,329 3.8 46,980 4.7
Mortgage-Backed Securities 63,303 6.6 69,405 6.5 88,869 8.9
Corporate Debt Securities 57,552 6.0 88,236 8.2 86,222 8.7
Other Securities 8,251 0.9 7,222 0.6 7,094 0.7
Total

337,902 35.1 413,294 38.5 654,611 65.8
Held to Maturity
U.S. Government Treasury 457,681 47.4 457,374 42.6 115,499 11.6
Mortgage-Backed Securities 167,341 17.3 203,370 18.9 224,102 22.5
Total 625,022 64.7 660,744 61.5 339,601 34.1
Other Equity Securities 3,450 0.2 10 - 861 0.1
Total Investment

Securities
$ 966,374 100% $ 1,074,048 100% $ 995,073 100%
The classification of a security is determined upon acquisition based on how the purchase will affect our asset/liability strategy and future business plans and opportunities.

Classification determinations will also factor in regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs.

Securities in the AFS portfolio are recorded at fair
value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other
comprehensive loss component of shareowners’ equity.

Securities designated as HTM are those acquired or owned with the intent of holding them to maturity (final payment date).

HTM investments are measured at amortized cost.

It is neither
management’s current

intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains
and therefore we do not maintain a trading portfolio.
At December 31, 2023, there were 878 positions (combined AFS and HTM)

with pre-tax unrealized losses totaling $63.2 million.

The GNMA mortgage-backed securities, U.S. Treasuries,

and SBA securities held carry the full faith and credit guarantee of the
U.S. Government and are deemed to be 0% risk-weighted assets.

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

At December 31, 2023, 14 corporate bond
positions had a total allowance for credit loss of $17,000 and 17 municipal bond positions had a total allowance for credit loss of
$8,000.

All of these positions maintain an overall rating of at least “A-”, and all are expected to mature at par.

The average maturity and duration of our investment portfolio was 2.91 and 2.53 years at December 31, 2023, respectively,

and
3.57 and 3.20 years at December 31, 2022, respectively.

The average life of our investment portfolio decreased primarily due to the natural aging of the portfolio in conjunction with a majority of the cash flow from the investment portfolio not being
reinvested in order to fund loan growth.

The weighted average taxable equivalent yield of our investment portfolio at December 31, 2023 was 2.02% versus 2.03% in
2022.

This relatively unchanged yield reflected a minimal reinvestment of investment securities.

Our bond portfolio contained
no investments in obligations, other than U.S. Governments, of any state, municipality,

political subdivision, or any other issuer
that exceeded 10% of our shareowners’ equity at December 31, 2023.

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
Thousands) Amount WAY (3) Amount WAY (3) Amount WAY (3) Amount WAY (3) Amount WAY (3)
Available for Sale
U.S. Government
Treasury
$ 10,557 1.97% $ 14,122 0.79% $ - - % $ - - % $ 24,679 1.54%
U.S. Government
Agency
14,054 0.92 130,980 2.93 - - - - 145,034 2.74
States and Political
Subdivisions
219 0.85 23,003 1.39 15,861 1.93 - - 39,083 1.61
Mortgage-Backed
Securities (1)
- - 12,869 1.66 50,434 2.48 - - 63,303 2.32
Corporate Debt
Securities
3,715 1.36 36,288 2.05 17,549 1.89 - - 57,552 1.96
Other Securities (2)
- - - - - - 8,251 6.48 8,251 6.48
Total
$ 28,545 1.60% $ 217,262 2.47% $ 83,844 2.25% $ 8,251 6.48% $ 337,902 2.40%
Held to Maturity
U.S. Government
Treasury
$ 89,799 1.87% $ 367,882 1.72% $ - - % $ - - % $ 457,681 1.75%
Mortgage-Backed
Securities (1)
3,201 2.86 151,466 1.83 12,674 2.93 - - 167,341 1.93
Total
$ 93,000 1.90% $ 519,348 1.75% $ 12,674 2.93% $ - - % $ 625,022 1.80%
Equity Securities
$ - - % $ - - % $ - - % $ 3,450 1.93% $ 3,450 1.93%
Total Investment
Securities
$ 121,545 1.83% $ 736,610 1.96% $ 96,518 2.34% $ 11,701 6.48% $ 966,374 2.02%
(1)

Based on weighted-average maturity.
(2)

Federal Home Loan Bank Stock and Federal Reserve

Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3)

Weighted average yield ("WAY")

calculated based on current amortized cost balances – not presented on a tax equivalent basis.
Deposits
Average total

deposits for 2023 were $3.670 billion, a decrease of $93.7 million, or 2.5%, from

2022.

Average deposits increased
$356.5 million, or 10.5%, in 2022.

For 2023, the decline was experienced in noninterest bearing deposits and savings accounts, partially offset by increases in NOW,

money market accounts and certificates of deposit.

Our public funds balances have
historically realized
growth in the fourth quarter of the year when municipalities collect tax receipts and will be at a seasonal low
in the third quarter.

At December 31, 2023, public funds balances totaled $709.8 million and at December 31, 2022,

totaled
$720.7 million.
For 2022, the increase occurred in all deposit types except certificates of deposit, with the largest increases
occurring in noninterest bearing accounts,

NOW accounts, and savings accounts.
The FOMC increased their benchmark rate by 100 basis points in 2023 to end the year at a range of 5.25% to 5.50% and follows
an aggressive 425 basis point increase during 2022.

These rate increases have resulted in a shift in mix out of noninterest bearing accounts into interest bearing accounts that we began experiencing in the fourth quarter of 2022.

This shift occurred primarily in
NOW accounts, and, to a lesser degree, money market accounts and certificates of deposit.

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

15 provides a maturity distribution of time
deposits in denominations of $250,000 and over at December 31, 2023.

For 2023, noninterest bearing deposits represented 41.1%
of total average deposits.

This compares to 44.9% in 2022 and 44.7% in 2021.

Table 14
SOURCES OF DEPOSIT GROWTH
2022 to Percentage Components of
2023 of Total
Total

Deposits
(Average Balances - Dollars in

Thousands)
Change Change 2023 2022 2021
Noninterest Bearing Deposits $ (183,475) 195.8% 41.1% 44.9% 44.7%
NOW Accounts 107,023 (114.2) 32.0 28.3 28.3
Money Market Accounts 16,174 (17.3) 8.2 7.5 8.2
Savings Accounts (36,280) 38.7 16.1 16.7 15.8
Time Deposits 2,834 (3.0) 2.6 2.6 3
Total Deposits $ (93,724) 100% 100% 100% 100%
Table 15
MATURITY DISTRIBUTION

OF CERTIFICATES

OF DEPOSITS GREATER

THAN $250,000
2023
(Dollars in Thousands)

Certificates

of Deposit Percent
Three months or less $ 3,717 18.2%
Over three through six months 9,272 45.5
Over six through twelve months 3,607 17.7
Over twelve months 3,795 18.6
Total $ 20,391 100%
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
December 31, 2023 3.0% 2.1% 1.3% 0.7% -1.2% -3.6% -7.5% -12.8%
December 31, 2022 11.3% 8.4% 5.5% 2.8% -5.0% -12.3% -20.0% -27.1%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit -17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
December 31, 2023 29.5% 24.4% 19.3% 14.8% 4.1% -3.5% -12.9% -23.6%
December 31, 2022 31.3% 25.2% 19.0% 13.1% -2.0% -13.8% -25.7% -36.3%
The Net Interest Income at risk position was generally less favorable at December 31, 2023 compared to December 31, 2022 for
the 12-month and 24-month shocks for the rising rate scenarios and more favorable in the falling rate environments.

The
exception to this is the rates +100 bps and +200 bps scenarios over a 24-month shock which became slightly more favorable
primarily due to the higher asset yields in the intermediate part of the inverted yield curve compared to the prior year.

Strong loan
growth and a reduction in our overnight funds balance in 2023 resulted in less asset sensitivity, which is less favorable

in rising
rate environments, and more favorable in a falling rate environment.

Net Interest Income at risk is within our prescribed policy limits over both the 12-month and 24-month periods for all rising rate
scenarios with the exception of the down 400 bps scenario over the 24-month period primarily due to our limited ability to lower
our deposit rates relative to the decline in market rate for that scenario.

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
December 31, 2023 12.9% 10.7% 7.8% 4.4% -6.4% -14.0% -23.6% -27.8%
December 31, 2022 11.0% 9.0% 6.4% 3.6% -7.4% -18.8% -30.9% -40.1%
EVE Ratio (policy minimum 5.0%) 18.9% 18.2% 17.3% 16.5% 14.2% 12.8% 11.2% 10.4%
(1)
Down 200, 300 and 400 bp rate scenarios have been added due to the current interest rate environment.

At December 31, 2023, the economic value of equity was favorable in all rising rate scenarios and unfavorable in the falling rate
scenarios.

EVE was within prescribed tolerance levels in all rate scenarios.

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

and cost-effectiveness.

For 2023 and 2022, our principal
source of funding was client deposits, supplemented by our short-term and long-term borrowings, primarily from our trust-
preferred securities, securities sold under repurchase agreements, federal funds purchased, and FHLB borrowings.

We believe
that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our
future operating capital and funding requirements.
At December 31, 2023, we had the ability to generate approximately $1.488 billion (excludes overnight funds position of $229
million) in additional liquidity through various sources including various Federal Home Loan Bank borrowings, the Federal
Reserve Discount Window,

federal funds purchased lines, and brokered deposits.

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

At December 31, 2023, the weighted-average maturity
and duration of our portfolio were 2.91 years and 2.53, respectively,

and the AFS portfolio had a net unrealized tax-effected loss of $22.3 million.

Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds
purchased) was $203.1 million in 2023 compared to an average net overnight funds sold position of $649.8 million in 2022.

The
decline in our overnight funds position in 2023 reflected strong growth in average loans and lower average deposit balances.

We expect capital

expenditures over the next 12 months to be approximately $12.0 million, which will consist primarily of
technology purchases for banking offices, office

leasehold improvements, business applications, and information technology security needs as well as furniture and fixtures and banking office remodels.

We expect that these capital

expenditures will be
funded with existing resources without impairing our ability to meet our ongoing obligations.
Borrowings
Average short

-term borrowings increased $3.6 million compared to 2022 as higher repurchase agreement balances (business
deposit accounts classified as repurchase agreements) of $11.8 million were partially offset by a $8.2 million decrease in
warehouse line of credit borrowings which reflected lower utilization of our warehouse lines of credit to support loans held for
sale.

Additional detail on these warehouse borrowings is provided in Note 4

– Mortgage Banking Activities in the Consolidated
Financial Statements.
At December 31, 2023, total advances from the FHLB consisted of

$0.3 million in outstanding debt comprised of one note.

A
$20 million FHLB Daily Rate Credit advance was obtained for six days in

November 2023 for general liquidity purposes.

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

Under the swap arrangement, CCBG will
pay a fixed interest rate of 2.50% and receive a variable interest rate based on three-month

CME Term SOFR.

Additional detail
on the interest rate swap agreement is provided in Note 5 – Derivatives in the Consolidated

Financial Statements.
See Note 11 – Short Term

Borrowings and Note 12 – Long Term

Borrowings in the Notes to Consolidated Financial Statements
for additional information on borrowings.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future
payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing
of such payments as of December 31, 2023. These include payments related to (i) long-term borrowings (Note 12 – Long-Term
Borrowings), (ii) short-term borrowings (Note 11

– Short-Term Borrowings),

(iii) operating leases (Note 7 – Leases), (iv) time
deposits with stated maturities (Note 10 – Deposits), and (v) commitments to extend credit and standby letters of credit (Note 21 –
Commitments and Contingencies).
Capital Resources
Shareowners’ equity was $440.6 million at December 31, 2023

compared to $387.3 million at December 31, 2022.

For 2023,
shareowners’ equity was positively impacted by net income attributable to common shareowners of $52.3 million, a $4.1 million
decrease in the accumulated other comprehensive loss for our pension plan,

a $11.7 million decrease in the unrealized loss on
investment securities, the issuance of stock of $2.5 million, and stock compensation accretion of $1.3 million.

Shareowners’
equity was reduced by common stock dividends of $12.9 million ($0.76 per share), the repurchase of stock of $3.7 million
(122,538 shares), net adjustments totaling $1.3 million related to transactions under our stock compensation plans,

and a $0.7
million decrease in the fair value of the interest rate swap related to subordinated debt.
Additional historical information on capital changes is provided in the Consolidated Statements of Changes in Shareowners’
Equity in the Consolidated Financial Statements.
We continue

to maintain a strong capital position.

The ratio of shareowners' equity to total assets at December 31, 2023 was
10.24% compared to 8.57% at December 31, 2022.

Further, our tangible common equity ratio was 8.26%

(non-GAAP financial
measure) at December 31, 2023 compared to 6.65% at December 31, 2022.

If our unrealized HTM securities losses of $21.5
million (after-tax) were recognized in accumulated other comprehensive loss, our adjusted tangible capital ratio would be 7.74%.

The improvement in the ratios in 2023

was primarily attributable to strong earnings and a decrease in the unrealized loss on

AFS
securities which is recognized in accumulated other comprehensive loss.

We are subject to

regulatory risk-based capital requirements that measure capital relative to risk-weighted assets and off-balance
sheet financial instruments.

At December 31, 2023, our total risk-based capital ratio was 16.57% compared to

15.30% at
December 31, 2022.

Our common equity tier 1 capital ratio was 13.52% and 12.38%, respectively,

on these dates.

Our leverage
ratio was 10.30% and 8.91%, respectively,

on these dates.

For a detailed discussion of our regulatory capital requirements, refer to the “Regulatory Considerations – Capital Regulations” section on page 15.

See Note 17 in the Notes to Consolidated Financial
Statements for additional information as to our capital adequacy.
At December 31, 2023, our common stock had a book value of $25.92 per diluted share compared to $22.73 at December 31,
2022.

Book value is impacted by the net unrealized gains and losses on investment securities.

At December 31, 2023, the net
unrealized loss was $25.7 million compared to an unrealized loss of $37.3 million at December 31, 2022.

Book value is also
impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting
Standards Codification Topic

715.

At December 31, 2023, the net pension liability reflected in accumulated other comprehensive loss was $0.4 million compared to $4.5 million at December 31, 2022.

The favorable adjustment to our unfunded pension
liability was primarily attributable to a higher than estimated return on plan assets.

These adjustments

also favorably impacted
our tangible capital ratio.

Further, book value is impacted by the periodic adjustment

made to record temporary equity at
redemption value which totaled $0.1 million at December 31, 2023.

There no adjustments made during 2022.

In January 2019, our Board of Directors authorized the repurchase of up to

750,000 shares of our outstanding common stock over
a five-year period.

Repurchases could be made in the open market or in privately negotiated transactions;

however, we were not
obligated to repurchase any specified number of shares.

122,538 shares were repurchased in 2023 at an average price of $30.24 per share.

No shares were repurchased in 2022

or 2021.

99,952 shares were repurchased in 2020 at an average price of $20.39 and 77,000 shares were repurchased in 2019 at an average price of $23.40.

As of December 31, 2023, a total of 299,490 shares of
our outstanding common stock have been repurchased at an average price of $25.19 under our 2019 stock repurchase plan.

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

for impairment on an annual basis.

Accounting Standards Update 2017-04, Intangibles – Goodwill and
Other (Topic 350):

Simplifying Accounting for Goodwill Impairment allows for a qualitative assessment of goodwill impairment
indicators.

If the assessment indicates that impairment has more than likely occurred, the Company must compare the estimated
fair value of the reporting unit to its carrying amount.

If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment charge is recorded equal to the excess.
During the fourth quarter of 2023, we performed our annual impairment testing.

We proceeded with qualitative

assessment by
evaluating impairment indicators and concluded there were none that indicated that goodwill impairment had occurred.

Pension Assumptions .

We have a defined benefit

pension plan for the benefit of a portion of our associates.

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

The discount rate utilized in 2023 was 5.63%.

The estimated impact
to 2023 pension expense of a 25 basis point increase or decrease in the discount rate would have been an approximate $0.6
million decrease or increase, respectively.

We anticipate using

a 5.29% discount rate in 2024.

Based on the balances at the December 31, 2023 measurement date, the estimated impact on accumulated other comprehensive
loss of a 25 basis point increase or decrease in the discount rate would have been a decrease or increase of approximately $3.2
million (after-tax).

The estimated impact on accumulated other comprehensive loss of a 1% favorable/unfavorable variance in the
actual rate of return on plan assets versus the assumed rate of return on plan assets of 6.75% would have been an approximate
$0.8 million (after-tax) decrease/increase,

respectively.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future
mix of assets in the plan.

The assets currently consist of equity securities, U.S. Government and Government agency debt
securities, and other securities (typically temporary liquid funds awaiting investment).

The weighted-average expected long-term
rate of return on plan assets utilized for 2023 was 6.75%.

The estimated impact to 2023 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate

$0.3 million decrease or increase, respectively.

We
anticipate using a rate of return on plan assets of 6.75% for 2024.

The assumed rate of annual compensation increases of 5.10% for 2023 was based on an experience study performed for the plan
during 2022. It is anticipated that this compensation increase assumption will remain unchanged for the next several years, until
the next experience study is performed.
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

Item 8. Financial Statements and Supplementary Data
2023 Report of Independent Registered Public Accounting Firm (PCAOB ID
686
)

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED FINANCIAL

STATEMENTS
PAGE

70 Report of Independent Registered Public Accounting Firm

73 Consolidated Statements of Financial Condition

74 Consolidated Statements of Income

75 Consolidated Statements of Comprehensive Income

76 Consolidated Statements of Changes in Shareowners’ Equity

77 Consolidated Statements of Cash Flows

78 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareowners,

Board of Directors and Audit Committee

Capital City Bank Group, Inc.
Tallahassee, Florida
Opinion on the Consolidated Financial Statements
We have audited

the accompanying consolidated statements of financial condition of Capital City Bank

Group, Inc. (the
“Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes
in shareowners’ equity,

and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion,

the consolidated financial statements referred to
above present fairly, in

all material respects, the financial position of the Company as of December 31,

2023 and 2022, and the
results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity
with accounting principles generally accepted in the United States of America.
We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(“PCAOB”), the Company’s

internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework: (2013) issued by the Committee of

Sponsoring Organizations of the Treadway
Commission and our report dated March 13, 2024, expressed an adverse opinion on the effectiveness of the Company’s

internal
control over financial reporting because of a material weakness described in

Management’s Annual Report on Internal

Control
over Financial Reporting.
Restatement of Previously Issued Financial Statements
As discussed

in
Note 1

to the

consolidated

financial statements,

the 2022

and 2021

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
Critical Audit Matter
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

$2.73 billion

as of

December 31,

2023, and

the allowance

for credit
losses on

loans held

for investment

was $29.9

million. The Company’s

unfunded loan

commitments totaled

$748.4 million,

with
an allowance for credit loss

on unfunded loan commitments of

$3.2 million. The Company’s

held-to-maturity securities portfolios
totaled

$625.0

million

as

of

December

31,

2023,

and

there

was

no

allowance

for

credit

losses

on

held-to-maturity

securities.
Together,

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

2023 as

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
The primary procedures we performed as of December 31, 2023 to address this critical audit matter included:
●
Obtained

an

understanding

of

the

Company’s

process

for

establishing

the

ACL,

including

the

qualitative

factor
adjustments of the ACL.
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

o
management’s review and disclosure

controls over the ACL

●
Tested

the

completeness

and

accuracy

of

the

information

utilized

in

the

ACL,

including

evaluating

the

relevance

and
reliability of such information.
●
Tested the ACL model’s

computational accuracy.
●
Evaluated

the qualitative

adjustments to

the ACL,

including assessing

the basis

for adjustments

and the

reasonableness
of the significant assumptions.
●
Tested the loan review

functions and evaluated the reasonableness of loan credit risk ratings.
●
Evaluated the reasonableness of specific allowances on individually evaluated loans.
●
Evaluated

the

overall

reasonableness

of

assumptions

used

by

management

considering

trends

identified

within

peer
groups.
●
Evaluated

the

accuracy

and

completeness

of

Accounting

Standards

Codification

Topic

326,
Financial

Instruments

–
Credit Losses , disclosures in the consolidated financial statements.
●
Evaluated credit quality trends in delinquencies, non-accruals, charge

-offs and loan risk ratings.
●
Tested estimated utilization

rate of unfunded loan commitments.
●
Evaluated

documentation

prepared

to

assess

the

methodology

utilized

in

the

ACL

calculation

for

securities

for
reasonableness.
FORVIS, LLP
We have served

as the Company’s auditor since 2021.
Little Rock, Arkansas

March 13, 2024

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
As of December 31,
(Dollars in Thousands) 2023 2022
ASSETS
Cash and Due From Banks $
83,118
$
72,114
Federal Funds Sold and Interest Bearing Deposits
228,949
528,536
Total Cash and Cash Equivalents
312,067
600,650
Investment Securities, Available

for Sale, at fair value (amortized cost of $
367,747

and $
455,232
)
337,902
413,294
Investment Securities, Held to Maturity (fair value of $
591,751

and $
612,701
)
625,022
660,744
Equity Securities
3,450
10
Total Investment

Securities
966,374
1,074,048
Loans Held For Sale, at fair value
28,211
26,909
Loans, Held for Investment
2,733,918
2,547,685
Allowance for Credit Losses
(29,941)
(25,068)
Loans Held for Investment, Net
2,703,977
2,522,617
Premises and Equipment, Net
81,266
82,138
Goodwill and Other Intangibles
92,933
93,093
Other Real Estate Owned
1
431
Other Assets
119,648
119,337
Total Assets $
4,304,477
$
4,519,223
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,377,934
$
1,653,620
Interest Bearing Deposits
2,323,888
2,285,697
Total Deposits
3,701,822
3,939,317
Short-Term

Borrowings
35,341
56,793
Subordinated Notes Payable
52,887
52,887
Other Long-Term

Borrowings
315
513
Other Liabilities
66,080
73,675
Total Liabilities
3,856,445
4,123,185
Temporary Equity
7,407
8,757
SHAREOWNERS’ EQUITY
Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding
- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,950,222

and
16,986,785

shares issued and outstanding at December 31, 2023 and 2022, respectively
170
170
Additional Paid-In Capital
36,326
37,331
Retained Earnings
426,275
387,009
Accumulated Other Comprehensive Loss, Net of Tax
(22,146)
(37,229)
Total Shareowners’

Equity
440,625
387,281
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,304,477
$
4,519,223
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
For the Years

Ended December 31,
(Dollars in Thousands, Except Per Share

Data)
2023 2022 2021
INTEREST INCOME
Loans, including Fees $
152,250
$
106,444
$
96,561
Investment Securities:
Taxable
18,652
15,917
8,724
Tax Exempt
40
38
68
Federal Funds Sold and Interest Bearing Deposits
10,126
9,511
998
Total Interest Income
181,068
131,910
106,351
INTEREST EXPENSE
Deposits
17,582
3,444
839
Short-Term

Borrowings
2,051
1,761
1,360
Subordinated Notes Payable
2,427
1,652
1,228
Other Long-Term

Borrowings
20
31
63
Total Interest Expense
22,080
6,888
3,490
NET INTEREST INCOME
158,988
125,022
102,861
Provision for Credit Losses
9,714
7,494
(1,553)
Net Interest Income After Provision for Credit Losses
149,274
117,528
104,414
NONINTEREST INCOME
Deposit Fees
21,325
22,121
18,882
Bank Card Fees
14,918
15,401
15,274
Wealth Management

Fees
16,337
18,059
13,693
Mortgage Banking Revenues
10,400
11,909
52,425
Other
8,630
7,691
7,271
Total Noninterest

Income
71,610
75,181
107,545
NONINTEREST EXPENSE
Compensation
93,787
91,519
101,470
Occupancy, Net
27,660
24,574
23,932
Other
35,576
35,541
37,106
Total Noninterest

Expense
157,023
151,634
162,508
INCOME BEFORE INCOME TAXES
63,861
41,075
49,451
Income Tax Expense

13,040
7,798
9,835
NET INCOME $
50,821
$
33,277
$
39,616
Loss (Income) Attributable to Noncontrolling Interests
1,437
135
(6,220)
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
52,258
$
33,412
$
33,396
BASIC NET INCOME PER SHARE $
3.08
$
1.97
$
1.98
DILUTED NET INCOME PER SHARE $
3.07
$
1.97
$
1.98
Average Basic Common

Shares Outstanding
16,987
16,951
16,863
Average Diluted

Common Shares Outstanding
17,023
16,985
16,893
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
For the Years

Ended December 31,
(Dollars in Thousands) 2023 2022 2021
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
52,258
$
33,412
$
33,396
Other comprehensive income (loss), before

tax:
Investment Securities:
Net unrealized (loss) gain on securities available-for-sale
12,076
(35,814)
(9,673)
Unrealized losses on securities transferred from available-for-sale to

held-to-maturity
-
(9,384)
-
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity
3,479
1,469
26
Derivative:
Change in net unrealized gain on effective cash flow derivative
(878)
4,146
1,476
Benefit Plans:
Reclassification adjustment for amortization of prior service cost
156
292
234
Reclassification adjustment for amortization of net loss
112
4,752
10,806
Defined benefit plan settlement (gain) charge
(291)
2,321
3,072
Current year actuarial gain
4,905
4,223
31,339
Total Benefit Plans
4,882
11,588
45,451
Other comprehensive income (loss), before

tax:
19,559
(27,995)
37,280
Deferred tax (expense) benefit related to other comprehensive income
(4,476)
6,980
(9,352)
Other comprehensive income (loss), net of tax
15,083
(21,015)
27,928
TOTAL COMPREHENSIVE

INCOME
$
67,341
$
12,397
$
61,324
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
-
-
1,630
Stock Compensation Plan Transactions, net

94,725
1
1,278
-
-
1,279
Balance, December 31, 2022
16,986,785
170
37,331
387,009
(37,229)
387,281
Net Income Attributable to Common Shareowners -
-
-
52,258
-
52,258
Reclassification to Temporary Equity (1) -
-
-
(87)
-
(87)
Other Comprehensive Income, Net of Tax -
-
-
-
15,083
15,083
Cash Dividends ($
0.76

per share)
-
-
-
(12,905)
-
(12,905)
Stock Based Compensation -
-
1,237
-
-
1,237
Stock Compensation Plan Transactions, net

85,975
-
1,468
-
-
1,468
Repurchase of Common Stock
(122,538)
-
(3,710)
-
-
(3,710)
Balance, December 31, 2023
16,950,222
$
170
$
36,326
$
426,275
$
(22,146)
$
440,625
(1) Adjustments to redemption value for non-controlling interest in CCHL
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
For the Years Ended

December 31,
(As Restated) (As Restated)
(Dollars in Thousands) 2023 2022 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Common Shareowners $
52,258
$
33,412
$
33,396
Adjustments to Reconcile Net Income to Cash From Operating Activities:

Provision for Credit Losses
9,714
7,494
(1,553)

Depreciation
7,918
7,596
7,607

Amortization of Premiums, Discounts, and Fees, net
4,221
7,772
14,072

Amortization of Intangible Assets
160
160
107

Gain on Securities Transactions
3
-
-

Pension Settlement (Gain) Charges
(291)
2,321
3,072

Originations of Loans Held for Sale
(306,714)
(437,827)
(1,262,746)

Proceeds From Sales of Loans Held for Sale
315,812
475,359
1,376,678

Mortgage Banking Revenues
(10,400)
(11,909)
(52,425)

Net Additions for Capitalized Mortgage Servicing Rights
419
726
72

Change in Valuation Provision for Mortgage Servicing Rights
-
-
(250)

Stock Compensation
1,237
1,630
843

Net Tax Benefit from Stock Compensation
(48)
(27)
(4)

Deferred Income Taxes
(483)
(3,870)
(4,157)

Net Change in Operating Leases
79
(108)
(165)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(2,053)
(422)
(1,662)

Net (Increase) Decrease in Other Assets
(1,029)
(8,636)
10,885

Net (Decrease) Increase in Other Liabilities
(4,452)
8,837
(7,846)

Net Cash Provided By (Used In) Operating Activities
66,351
82,508
115,924
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(1,483)
(219,865)
(251,525)

Payments, Maturities, and Calls
36,600
55,314
78,544
Securities Available for Sale:

Purchases
(8,379)
(52,238)
(523,961)

Proceeds from the Sale of Securities
30,420
3,365
495

Payments, Maturities, and Calls
62,861
81,596
178,425
Equity Securities:

Purchases
(13,566)
-
-

Net Decrease in Equity Securities
10,127
-
-
Purchases of Loans Held for Investment
(2,488)
(16,753)
(20,209)
Net (Increase) Decrease

in Loans
(191,151)
(606,011)
88,545
Net Cash Paid for Acquisitions
-
-
(4,482)
Proceeds From Sales of Other Real Estate Owned
3,995
2,406
4,502
Purchases of Premises and Equipment, net
(7,046)
(6,322)
(5,193)
Noncontrolling Interest Contributions
-
2,867
7,139
Net Cash Used In Investing Activities
(80,110)
(755,641)
(447,720)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits
(237,495)
226,455
495,302
Net (Decrease) Increase in Short-Term Borrowings
(21,452)
22,114
(45,938)
Repayment of Other Long-Term Borrowings
(199)
(249)
(1,332)
Dividends Paid
(12,905)
(11,191)
(10,459)
Payments to Repurchase Common Stock
(3,710)
-
-
Issuance of Common Stock Under Compensation Plans
937
1,300
1,028
Net Cash (Used in) Provided By Financing Activities
(274,824)
238,429
438,601
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(288,583)
(434,704)
106,805
Cash and Cash Equivalents at Beginning of Year
600,650
1,035,354
928,549
Cash and Cash Equivalents at End of Year $
312,067
$
600,650
$
1,035,354
Supplemental Cash Flow Disclosures:

Interest Paid
$
21,775
$
6,586
$
3,547

Income Taxes Paid
$
9,118
$
7,466
$
16,339
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
1,512
$
2,398
$
1,717
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

CCBG also maintains an insurance subsidiary,
Capital City Strategic Wealth,

LLC.

CCB has two primary subsidiaries, which are wholly owned, Capital City Trust

Company
and Capital City Investments. On March 1, 2020, CCB acquired a
51
% membership interest in Brand Mortgage Group, LLC
(“Brand”) which is now operated as Capital City Home Loans, LLC (“CCHL”), a consolidated entity in the Company’s financial
statements. The terms of the transaction included a buyout call/put option for CCB to purchase the remaining
49
% of the
membership interests in CCHL (“the
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
financial statements.
Certain previously reported amounts have been reclassified to conform to the current year’s presentation. All material inter-
company transactions and accounts have been eliminated in consolidation.

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
Restatement of Previously Issued Consolidated Financial

Statements

We have restated

herein the Company’s Impacted Statements

of Cash Flows for the years ended December 31, 2021 and
December 31, 2022 and for each of the three month periods ended March

31, 2022 and 2023, six month periods ended June 30,
2022 and 2023 and nine month periods ended September 30, 2022 and 2023.

Prior Restatement Background
On December 22, 2023, the Company filed a Form 10-K/A to amend and restate certain items in the 10K for the year ended
December 31, 2022 related to inter-company transactions

between its subsidiaries, CCHL and CCB, involving residential mortgage loan purchases that were not properly recorded. The material impact to Consolidated Statements of Income,
Consolidated Statements of Financial Condition and various key performance indicators resulted in a restatement of the
Company’s financial statements for

the year ended December 31, 2022, and the three, six and nine months ended March 31,

2022
and 2023, June 30, 2022 and 2023, and September 30, 2022, respectively (collectively,

the “Previously Restated Financial
Statements”). As part of the Company’s

assessment of the misstatements noted in the Form 10-K/A filed December 22, 2023,

it
was concluded that the impact of the inter-company

loan sale and participation transactions was immaterial to the consolidated financial statements for the year ended December 31, 2021.

Description of Current Misstatements
In connection with the preparation of the Company’s

consolidated financial statements for the year ended December 31, 2023, the
Company concluded that it had not appropriately eliminated intercompany loan sale and participations transactions from the
Consolidated Statements of Cash Flows for the years ended December

31, 2022 and 2021 in its Previously Restated Financial
Statements. These errors led to misstatements of the following line items within the Consolidated Statements of Cash Flows:
Within the Cash Flows from Operating Activities

section:
● An overstatement of Originations of Loans Held for Sale of $
558

million and $
279

million for the years ended December
31, 2022 and 2021, respectively.
● An overstatement of Proceeds from Sales of Loans Held for Sale of $
558

million and $
279

million for the years ended
December 31, 2022 and 2021, respectively.
As these misstatements offset one another within the Cash Flows from

Operating Activities section of the Consolidated Statement
of Cash Flows, there was no impact to the Net Cash Provided By Operating Activities line item.

Within the Cash Flows from Investing Activities

section:
● An overstatement of Purchases of Loans Held for Investment of $
422

million and $
95

million for the years ended
December 31, 2022 and 2021, respectively.
● An understatement of Net (Increase) Decrease in Loans of $
422

million and $
95

million for the years ended December
31, 2022 and 2021, respectively.
As these misstatements offset one another within the Cash Flows Used In

Investing section of the Consolidated Statement of Cash
Flows, there was no impact to the Net Cash Used In Investing Activities line item.

The impacts of the restatement for the years ended December 31, 2022 and 2021 as described above are reflected in the
Consolidated Statements of Cash Flows and had no impact on the Consolidated

Statements of Financial Condition, Consolidated
Statements of Income, Consolidated Statements of Comprehensive Income,

Consolidated Statements in Changes in Shareowners’
Equity or the Notes to the Consolidated Financial Statements. The impacts of the restatement for each of the quarterly periods are
presented in Note 24, Restated Quarterly Consolidated Statements of

Cash Flows (Unaudited).
Description of Current Restatement Tables
The following tables present the amounts previously reported and a reconciliation of the restatement amounts reported on the
restated Consolidated Statement of Cash Flows for the years ended

December 31, 2022 and December 31, 2021. The amounts
previously reported were derived from the Company’s

Amended Annual Report on Form 10-K/A for the year ended December
31, 2022 and 2021, filed with the SEC on December 22, 2023.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS
For the Year

Ended December 31, 2022
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
33,412
$
-
$
33,412
Adjustments to Reconcile Net Income to

Provision for Credit Losses
7,494
-
7,494

Depreciation
7,596
-
7,596

Amortization of Premiums, Discounts, and Fees, net
7,772
-
7,772

Amortization of Intangible Assets
160
-
160

Pension Settlement Charge
2,321
-
2,321

Originations of Loans Held-for-Sale
(996,312)
558,485
(437,827)

Proceeds From Sales of Loans Held-for-Sale
1,033,844
(558,485)
475,359

Mortgage Banking Revenues
(11,909)
-
(11,909)

Net Additions for Capitalized Mortgage Servicing Rights
726
-
726

Stock Compensation
1,630
-
1,630

Net Tax Benefit From Stock-Based

Compensation
(27)
-
(27)

Deferred Income Taxes Benefit
(3,870)
-
(3,870)

Net Change in Operating Leases
(108)
-
(108)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(422)
-
(422)

Net Increase in Other Assets
(8,636)
-
(8,636)

Net Decrease in Other Liabilities
8,837
-
8,837
Net Cash Provided (Used In) By Operating Activities
82,508
-
82,508
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(219,865)
-
(219,865)

Payments, Maturities, and Calls
55,314
-
55,314
Securities Available for

Sale:

Purchases
(52,238)
-
(52,238)

Proceeds from Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
81,596
-
81,596
Purchase of loans held for investment
(438,415)
421,662
(16,753)
Net Increase in Loans Held for Investment
(184,349)
(421,662)
(606,011)
Proceeds From Sales of Other Real Estate Owned
2,406
-
2,406
Purchases of Premises and Equipment, net
(6,322)
-
(6,322)
Noncontrolling interest contributions received
2,867
-
2,867
Net Cash Used In Investing Activities
(755,641)
-
(755,641)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
226,455
-
226,455
Net Increase in Other Short-Term

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

Ended December 31, 2021
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
33,396
$
-
$
33,396
Adjustments to Reconcile Net Income to

Provision for Credit Losses
(1,553)
-
(1,553)

Depreciation
7,607
-
7,607

Amortization of Premiums, Discounts, and Fees, net
14,072
-
14,072

Amortization of Intangible Assets
107
-
107

Pension Settlement Charge
3,072
-
3,072

Originations of Loans Held-for-Sale
(1,541,356)
278,610
(1,262,746)

Proceeds From Sales of Loans Held-for-Sale
1,655,288
(278,610)
1,376,678

Mortgage Banking Revenues
(52,425)
-
(52,425)

Net Additions for Capitalized Mortgage Servicing Rights
72
-
72

Change in Valuation

Provision for Mortgage Servicing Rights
(250)
-
(250)

Stock Compensation
843
-
843

Net Tax Benefit From Stock-Based

Compensation
(4)
-
(4)

Deferred Income Taxes Benefit
(4,157)
-
(4,157)

Net Change in Operating Leases
(165)
-
(165)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,662)
-
(1,662)

Net Decrease in Other Assets
10,885
-
10,885

Net Decrease in Other Liabilities
(7,846)
-
(7,846)
Net Cash Provided By Operating Activities
115,924
-
115,924
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(251,525)
-
(251,525)

Payments, Maturities, and Calls
78,544
-
78,544
Securities Available for

Sale:

Purchases
(523,961)
-
(523,961)

Proceeds from Sale of Securities
495
-
495

Payments, Maturities, and Calls
178,425
-
178,425
Purchase of loans held for investment
(114,913)
94,704
(20,209)
Net Decrease in Loans Held for Investment
183,249
(94,704)
88,545
Net Cash Paid for Acquisitions
(4,482)
-
(4,482)
Proceeds From Sales of Other Real Estate Owned
4,502
-
4,502
Purchases of Premises and Equipment, net
(5,193)
-
(5,193)
Noncontrolling interest contributions received
7,139
-
7,139
Net Cash Used In Investing Activities
(447,720)
-
(447,720)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
495,302
-
495,302
Net Decrease

in Other Short-Term

Borrowings
(45,938)
-
(45,938)
Repayment of Other Long-Term

Borrowings
(1,332)
-
(1,332)
Dividends Paid
(10,459)
-
(10,459)
Issuance of Common Stock Under Compensation Plans
1,028
-
1,028
Net Cash Provided By Financing Activities
438,601
-
438,601
NET DECREASE IN CASH AND CASH EQUIVALENTS
106,805
-
106,805
Cash and Cash Equivalents at Beginning of Period

928,549
-
928,549
Cash and Cash Equivalents at End of Period

$
1,035,354
$
-
$
1,035,354
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,547
$
-
$
3,547

Income Taxes Paid
$
16,339
$
-
$
16,339
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
1,717
$
-
$
1,717
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Significant Accounting Principles
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

The restricted cash balance at December 31, 2023 was $
0.1

million.
Investment Securities
Investment securities are classified as held-to-maturity (“HTM”) and carried at amortized cost when the Company has the positive
intent and ability to hold them until maturity.

Investment securities not classified as HTM are classified as available-for-sale
(“AFS”) and carried at fair value.

The Company does not have trading investment securities. Investment securities classified as
equity securities that do not have readily determinable fair values, are measured at cost and remeasured to fair value when
impaired or upon observable transaction prices.

The Company determines the appropriate classification of securities at the time of purchase.

For reporting and risk management purposes, the Company further segments

investment securities by the issuer of
the security which correlates to its risk profile: U.S. government treasury,

U.S. government agency, state and

political
subdivisions, mortgage-backed securities,

and corporate debt securities.

Certain equity securities with limited marketability,

such
as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are classified as AFS and carried at cost.

Interest income includes amortization and accretion of purchase premiums and discounts.

Realized gains and losses are derived
from the amortized cost of the security sold.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Securities transferred from AFS to HTM are recorded at amortized cost plus or minus any unrealized gain or loss at the time of transfer.

Any existing unrecognized gain or loss continues to be reported in
accumulated other comprehensive loss (net of tax) and amortized as an adjustment to interest income over the remaining life of
the security.

Any existing allowance for credit loss is reversed at the time of transfer.

Subsequent to transfer, the allowance for
credit losses on the transferred security is evaluated in accordance with the accounting policy for HTM securities.

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

Impairment - Available

-for-Sale Securities
.
Unrealized gains on AFS securities are excluded from earnings and reported,

net of tax, in other comprehensive income.

For AFS
securities that are in an unrealized loss position, the Company first assesses whether it intends to sell, or whether it is more likely
than not it will be required to sell the security before recovery of its amortized cost basis.

If either of the criteria regarding intent
or requirement to sell is met, the security’s

amortized cost basis is written down to fair value through income.

For AFS securities
that do not meet the aforementioned criteria or have a zero loss assumption,

the Company evaluates whether the decline in fair
value has resulted from credit losses or other factors.

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

Allowance for Credit Losses - Held-to-Maturity Securities.
Management measures expected credit losses on each individual HTM debt security that has not been deemed to have a zero
assumption.

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

When a loan is
placed on nonaccrual status, all previously accrued and uncollected interest is reversed against current income and thus a policy
election has been made to not include accrued interest in the estimate of credit

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

Certain leases contain early termination options.

No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities.

Certain lease agreements provide for periodic
adjustments to rental payments for inflation.

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

In the case of the CCHL acquisition, the noncontrolling interest represents equity which is redeemable or convertible for cash at the option of the equity holder and is classified within temporary equity in
the mezzanine section of the Consolidated Statements of Financial

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
shareowners.

Besides net income, other components of the Company’s

comprehensive income include the after tax effect of
changes in the net unrealized gain/loss on securities AFS, unrealized gain/loss on cash flow derivatives, and changes in the funded
status of defined benefit and supplemental executive retirement plans.

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

Recently Adopted Accounting Pronouncements
Accounting Standards Update (“ASU”)

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

The Company adopted ASU 2022-02 using the prospective approach and the adoption of the standard did not have a
material impact on its consolidated financial statements.

Issued But Not Yet

Effective Accounting Standards
ASU No.

2023-01, “Leases (Topic

842):

Common Control Arrangements.” ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also
provides certain practical expedients applicable to private companies and not

-for-profit organizations. ASU 2023-01 will be
effective for the Company on January 1, 2024, though early adoption is permitted. The Company is evaluating the effect that ASU
2023-02 will have on its consolidated financial statements and related disclosures.
ASU No.

2023-02, “Investments—Equity Method and Joint Ventures

(Topic

323): Accounting for Investments in Tax

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

FASB accounting standard

codification with the
SEC’s regulations. ASU 2023-06

is to be applied prospectively,

and early adoption is prohibited. For reporting entities subject to the SEC’s existing disclosure requirements,

the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of
that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has
not removed the applicable requirement from Regulation S-X or Regulation

S-K, the pending content of the related amendment
will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the
provisions of the amendments and the impact on its future consolidated statements

.

ASU No. 2023-09, “Income Taxes

(Topic

740): Improvements to Income Tax

Disclosures.”
ASU 2023-09 is intended to enhance
transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about
income tax information through improvements to income tax disclosures,

primarily related to the rate reconciliation and income
taxes paid information. Retrospective application in all prior periods is permitted.

ASU 2023-09 will be effective for the company
on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be
required to be disclosed as well as the impact to Note 13- Income Taxes.

Note 2
INVESTMENT SECURITIES
Investment Portfolio Composition
.

The following tables summarize the amortized cost and related fair value of investment securities AFS and securities HTM, the corresponding amounts of gross unrealized gains and losses, and allowance for credit
losses.

Available for

Sale
Amortized Unrealized Unrealized Allowance for Carrying
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
December 31, 2023
U.S. Government Treasury
$
25,947
$
1
$
1,269
$
-
$
24,679
U.S. Government Agency
152,983
104
8,053
-
145,034
States and Political Subdivisions
43,951
1
4,861
(8)
39,083
Mortgage-Backed Securities (1)
73,015
2
9,714
-
63,303
Corporate Debt Securities
63,600
-
6,031
(17)
57,552
Other Securities (2)
8,251
-
-
-
8,251
Total

$
367,747
$
108
$
29,928
$
(25)
$
337,902
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
413,294

Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
December 31, 2023
U.S. Government Treasury
$
457,681
$
-
$
16,492
$
441,189
Mortgage-Backed Securities
167,341
13
16,792
150,562
Total

$
625,022
$
13
$
33,284
$
591,751
December 31, 2022
U.S. Government Treasury
$
457,374
$
-
$
25,641
$
431,733
Mortgage-Backed Securities
203,370
8
22,410
180,968
Total

$
660,744
$
8
$
48,051
$
612,701
(1)
Comprised of residential mortgage-backed

securities.
(2)
Includes Federal Home Loan Bank and Federal Reserve Bank recorded at cost of $
3.2

million and $
5.1

million, respectively,

at
December 31, 2023 and of $
2.1

million and $
5.1

million, respectively,

at December 31, 2022.
At December 31, 2023, and 2022, the investment portfolio had $
3.5

million and $
0.01

million, respectively, in equity

securities.
These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
578.5

million and $
656.1

million at December 31, 2023 and 2022, respectively,

were
pledged to secure public deposits and for other purposes.
At December 31, 2023 and 2022, there were
no

holdings of securities of any one issuer, other than

the U.S. Government and its
agencies, in an amount greater than 10% of shareowners’ equity.

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

Statement of Financial Condition totaled $
4.5
million and $
7.9

million at December 31, 2023 and 2022, respectively.

This amount will be amortized out of accumulated other
comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Investment Sales . During 2023, the Company sold $
30.4

million of investment securities. There were no significant sales of investment securities during 2022 and 2021.
Maturity Distribution
.

The following table shows the Company’s

AFS and HTM investment securities maturity distribution
based on contractual maturity at December 31, 2023.

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

Amortized

Fair
(Dollars in Thousands) Cost Value Cost Value
Due in one year or less $
28,545

$
27,854

$
90,119

$
88,588
Due after one through five years

138,299

127,843

367,562

352,601
Due after five through ten years
39,090
33,420
- -
Mortgage-Backed Securities

73,015

63,303

167,341

150,562
U.S. Government Agency
80,547
77,231
- -
Other Securities

8,251

8,251

-

-
Total

$
367,747

$
337,902

$
625,022

$
591,751

Unrealized Losses
. The following table summarizes the investment securities with unrealized losses at December 31, aggregated
by major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months Greater Than 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
December 31, 2023
Available for

Sale
U.S. Government Treasury $
-

$
-

$
19,751

$
1,269

$
19,751

$
1,269
U.S. Government Agency
12,890
74
121,220
7,979
134,110
8,053
States and Political Subdivisions
1,149

31

37,785

4,830

38,934

4,861
Mortgage-Backed Securities

23

-

63,195

9,714

63,218

9,714
Corporate Debt Securities
-
-
57,568
6,031
57,568
6,031
Total

14,062

105

299,519

29,823

313,581

29,928

Held to Maturity
U.S. Government Treasury

153,880

3,178

287,310

13,314

441,190

16,492
Mortgage-Backed Securities

786
14
148,282
16,778
149,068
16,792
Total

$
154,666

$
3,192

$
435,592

$
30,092

$
590,258

$
33,284
December 31, 2022
Available for

Sale

U.S. Government Treasury $
983

$
-

$
19,189

$
1,928

$
20,172

$
1,928
U.S. Government Agency
63,112
2,572
113,004
10,291
176,116
12,863
States and Political Subdivisions

1,425

2

38,760

6,853

40,185

6,855
Mortgage-Backed Securities
6,594
959
60,458
10,467
67,052
11,426
Equity Securities
26,959
878
58,601
7,996
85,560
8,874
Total

99,073

4,411

290,012

37,535

389,085

41,946

Held to Maturity
U.S. Government Treasury

177,552

11,018

254,181

14,623

431,733

25,641
Mortgage-Backed Securities
88,723
6,814
91,462
15,596
180,185
22,410
Total

$
266,275

$
17,832

$
345,643

$
30,219

$
611,918

$
48,051
At December 31, 2023, there were
878

positions (combined AFS and HTM securities) with pre-tax unrealized losses totaling
$
63.2

million.

At December 31, 2022 there were
928

positions (combined AFS and HTM securities) with pre-tax unrealized losses totaling $
90.0

million.

For 2023,
86

of these of these positions were U.S. Treasury bonds

and carry the full faith and credit
of the U.S. Government.

691

of these positions were U.S. government agency and mortgage-backed securities issued by U.S.
government sponsored entities.

We believe the

long history of
no

credit losses on government securities indicates that the
expectation of nonpayment of the amortized cost basis is
zero
.

The remaining
101

positions (municipal securities and corporate
bonds) have a credit component.

At December 31, 2023, all collateralized mortgage obligation securities (“CMO”), MBS,

Small
Business Administration securities (“SBA”), U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

At December 31,
2023, corporate debt securities had an allowance for credit losses of $
17,000

and municipal securities had an allowance $
8,000
.

No
ne of the securities held by the Company were past due or in nonaccrual status at December

31, 2023.
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the HFI loan portfolio at December 31 was as follows:

(Dollars in Thousands) 2023 2022
Commercial, Financial and Agricultural $
225,190

$
247,362
Real Estate – Construction

196,091

234,519
Real Estate – Commercial Mortgage

825,456

782,557
Real Estate – Residential (1)

1,004,219

749,513
Real Estate – Home Equity

210,920

208,217
Consumer (2)

272,042

325,517
Loans Held for Investment, Net of Unearned Income $
2,733,918

$
2,547,685
(1)

Includes loans in process with outstanding balances

of $
3.2

million and $
6.1

million for 2023 and 2022, respectively.
(2)

Includes overdraft balances of $
1
.0 million and $
1.1

million for December 31, 2023 and 2022, respectively.
Net deferred costs, which include premiums on purchased loans, included in loans were $
7.8

million at December 31, 2023 and
$
5.1

million at December 31, 2022.

Accrued interest receivable on loans which is excluded from amortized cost totaled $
10.1

million at December 31, 2023 and $
8.0
million at December 31, 2022, and is reported separately in Other Assets.

The Company has pledged a floating lien on certain 1-4 family residential mortgage loans, commercial real estate mortgage loans,
and home equity loans to support available borrowing capacity at the FHLB and has pledged a blanket floating lien on all
consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve Bank of
Atlanta.

Loan Purchases and Sales
.

The Company will purchase newly originated 1-4 family real estate secured adjustable-rate loans
from CCHL, a related party effective on March 1, 2020 (see Note 1

– Significant Accounting Policies). These loan purchases
totaled $
364.8

million and $
421.7

million for the years ended December 31, 2023 and 2022, respectively,

and were not credit
impaired.

In addition, the Company purchased commercial real estate loans that were not credit impaired from a third party
totaling $
15.0

million for the year ended December 31, 2022.

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
2023
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068

Provision for Credit Losses
210
(154)
1,035
4,141
(233)
4,596
9,595

Charge-Offs
(511)
-
(120)
(79)
(39)
(8,543)
(9,292)

Recoveries

277
2
52
253
226
3,760
4,570

Net (Charge-Offs) Recoveries
(234)
2
(68)
174
187
(4,783)
(4,722)
Ending Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941
2022
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606

Provision for Credit Losses
316
(658)
(746)
6,328
(422)
2,579
7,397

Charge-Offs
(1,308)
-
(355)
-
(193)
(6,050)
(7,906)

Recoveries
307
10
106
284
183
3,081
3,971

Net (Charge-Offs) Recoveries
(1,001)
10
(249)
284
(10)
(2,969)
(3,935)
Ending Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068
2021
Beginning Balance $
2,204
$
2,479
$
7,029
$
5,440
$
3,111
$
3,553
$
23,816

Provision for Credit Losses
(227)
813
(1,679)
(1,956)
(1,125)
1,332
(2,842)

Charge-Offs
(239)
-
(405)
(108)
(103)
(3,972)
(4,827)

Recoveries
453
10
865
753
413
2,965
5,459

Net (Charge-Offs) Recoveries
214
10
460
645
310
(1,007)
632
Ending Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606
The $
4.9

million increase in the allowance for credit losses in 2023 reflected a credit loss provision of $
9.6

million and net loan
charge-offs of $
4.7

million.

The $
3.5

million increase in the allowance in 2022 reflected a credit loss provision of $
7.4

million
and net loan charge-offs of $
3.9

million.

The increases in the allowance for both 2023 and 2022 were primarily attributable to incremental allowance related to loan growth, primarily residential real estate, and slower prepayment speeds (due to higher
interest rates).

For 2022, a higher projected rate of unemployment and its effect on rates of default was also a contributing factor.

Four unemployment rate forecast scenarios continue to be utilized to estimate probability of default and are weighted based on
management’s estimate of probability.

See Note 1 – Significant accounting policies for more on the calculation of the provision
for credit losses.

See Note 21 – Commitments and Contingencies for information on the provision for credit losses related to off-
balance sheet commitments.

Loan Portfolio Aging.

A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30
days past due (“DPD”).
The following table presents the aging of the amortized cost basis in accruing past due loans by class of loans at December 31,

30-59

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
2023
Commercial, Financial and Agricultural $
311
$
105
$
-
$
416
$
224,463
$
311
$
225,190
Real Estate – Construction

206
-
-
206
195,563
322
196,091
Real Estate – Commercial Mortgage

794
-
-
794
823,753
909
825,456
Real Estate – Residential

670
34
-
704
1,000,525
2,990
1,004,219
Real Estate – Home Equity

268
-
-
268
209,653
999
210,920
Consumer

3,693
774
-
4,467
266,864
711
272,042
Total $
5,942
$
913
$
-
$
6,855
$
2,720,821
$
6,242
$
2,733,918
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
2023 and 2022.

The following table presents the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on
accrual by class of loans.

2023

2022
Nonaccrual Nonaccrual 90 + Days Nonaccrual Nonaccrual 90 + Days
With No With Still With No With Still
(Dollars in Thousands) ACL

ACL

Accruing ACL

ACL

Accruing
Commercial, Financial and Agricultural $
-
$
311
$
-
$
-
$
41
$
-
Real Estate – Construction

-
322
-
-
17
-
Real Estate – Commercial Mortgage

781
128
-
389
256
-
Real Estate – Residential

1,705
1,285
-
-
239
-
Real Estate – Home Equity

-
999
-
-
771
-
Consumer

-
711
-
-
584
-
Total

Nonaccrual Loans
$
2,486
$
3,756
$
-
$
389
$
1,908
$
-

Collateral Dependent Loans
.

The following table presents the amortized cost basis of collateral dependent loans at December 31:

2023 2022
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands)
Secured
Secured
Secured
Secured
Commercial, Financial and Agricultural $
-
$
30
$
-
$
-
Real Estate – Construction
275
-
-
-
Real Estate – Commercial Mortgage
1,296
-
389
-
Real Estate – Residential
1,706
-
160
-
Real Estate – Home Equity
-
-
130
-
Consumer
-
-
21
-
Total $
3,277
$
30
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
.

At December 31, 2023 and 2022, the Company had $
0.5

million and
$
0.6

million, respectively, in 1-4 family

residential real estate loans for which formal foreclosure proceedings were in process.
Modifications to Borrowers Experiencing

Financial Difficulty
.

Occasionally, the Company may

modify loans to borrowers who
are experiencing financial difficulty.

Loan modifications to borrowers in financial difficulty are

loans in which the Company has
granted an economic concession to the borrower that it would not otherwise consider.

In these instances, as part of a work-out
alternative, the Company will make concessions including the extension of the loan term, a principal moratorium, a reduction in
the interest rate, or a combination thereof.

The impact of the modifications and defaults are factored into the allowance for credit
losses on a loan-by-loan basis.

Thus, specific reserves are established based upon the results of either a discounted cash flow
analysis or the underlying collateral value, if the loan is deemed to be collateral dependent.

A modified loan classification can be
removed if the borrower’s financial condition improves

such that the borrower is no longer in financial difficulty,

the loan has not
had any forgiveness of principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies
as a new loan.
At December 31, 2023, the Company did
no
t

maintain any loans made to borrowers due to the borrower experiencing financial
difficulty.
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

Term Loans by Origination Year Revolving
(Dollars in Thousands)
2023 2022 2021 2020 2019 Prior Loans Total
Commercial, Financial,
Agricultural:
Pass $
57,320
$
66,671
$
28,933
$
10,610
$
7,758
$
7,502
$
44,350
$
223,144
Special Mention
168
608
356
10
9
-
76
1,227
Substandard

164

177

98

77

20

122

161

819
Total
$
57,652
$
67,456
$
29,387
$
10,697
$
7,787
$
7,624
$
44,587
$
225,190
Current-Period Gross
Writeoffs $
6
$
252
$
65
$
31
$
41
$
19
$
97
$
511
Real Estate -
Construction:
Pass $
101,684
$
68,265
$
18,181
$
-
$
188
$
-
$
4,617
$
192,935
Special Mention
631
500
539
212
-
-
-
1,882
Substandard

-

47

576

651

-

-

-

1,274
Total
$
102,315
$
68,812
$
19,296
$
863
$
188
$
-
$
4,617
$
196,091
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Real Estate - Commercial
Mortgage:
Pass $
117,840
$
275,079
$
135,663
$
101,210
$
43,878
$
109,878
$
18,367
$
801,915
Special Mention
3,266
5,684
-
229
1,358
573
-
11,110
Substandard

-

1,226

6,695

1,637

605

1,574

694

12,431
Total
$
121,106
$
281,989
$
142,358
$
103,076
$
45,841
$
112,025
$
19,061
$
825,456
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
120
$
-
$
120
Real Estate - Residential:
Pass $
372,394
$
400,437
$
83,108
$
35,879
$
24,848
$
68,685
$
8,252
$
993,603
Special Mention
268
89
83
502
-
313
-
1,255
Substandard

570

1,110

1,906

1,626

1,007

3,142

-

9,361
Total

$
373,232
$
401,636
$
85,097
$
38,007
$
25,855
$
72,140
$
8,252
$
1,004,219
Current-Period Gross
Writeoffs $
-
$
-
$
79
$
-
$
-
$
-
$
-
$
79
Real Estate - Home
Equity:
Performing
$
890
$
48
$
127
$
11
$
386
$
950
$
207,509
$
209,921
Nonperforming
-
-
-
-
-
-
999
999
Total

$
890

48

127

11

386

950

208,508

210,920
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
-
$
39
$
39
Consumer:
Performing
$
68,496
$
90,031
$
70,882
$
21,314
$
10,210
$
4,258
$
5,431
$
270,622
Nonperforming
293
355
58
4
-
-
710
1,420
Total

$
68,789
$
90,386
$
70,940
$
21,318
$
10,210
$
4,258
$
6,141
$
272,042
Current-Period Gross
Writeoffs
$
3,137
$
3,224
$
1,362
$
329
$
230
$
99
$
162
$
8,543

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

December 31, 2023 December 31, 2022
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
27,944
$
28,211
$
26,274
$
26,909
Residential Mortgage Loan Commitments (1)
23,545
523
36,535
819
Forward Sales Contracts (2)
24,500
209
15,500
187
$
28,943
$
27,915
(1) Recorded in other assets at fair value
(2)
Recorded in other assets and (other liabilities)

at fair value
At December 31, 2023, the Company had
no

residential mortgage loans held for sale 30-89 days past due and $
0.7

million of
loans were on nonaccrual status.

At December 31, 2022, the Company had $
0.6

million residential mortgage loans held for sale
30-89 days past due and $
0.1

million of loans were on nonaccrual status.

Mortgage banking revenues for the year ended December 31, was as follows:

(Dollars in Thousands) 2023 2022 2021
Net realized gain on sales of mortgage loans $
5,297
$
5,565
$
49,355
Net change in unrealized gain on mortgage loans held for sale
(252)
(1,164)
(2,410)
Net change in the fair value of mortgage loan commitments
(296)
(439)
(3,567)
Net change in the fair value of forward sales contracts
(395)
192
900
Pair-Offs on net settlement of forward

sales contracts
367
4,956
2,956
Mortgage servicing rights additions
651
565
1,416
Net origination fees
5,028
2,234
3,775
Total mortgage banking

revenues
$
10,400
$
11,909
$
52,425
Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) 2023 2022
Number of residential mortgage loans serviced for others
450
1,769
Outstanding principal balance of residential mortgage loans serviced for others
$
108,897
$
410,470
Weighted average

interest rate
5.37%
3.62%
Remaining contractual term (in months)
309
298
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

Administration.

At December 31, 2023, the
servicing portfolio balance consisted of the following loan types: FNMA

(
53.3
%), GNMA (
4.7
%), and private investor (
42.0
%).

FNMA and private investor loans are structured as actual/actual payment remittance

.
At December 31, 2023 the Company did
no
t have delinquent residential mortgage loans currently in GNMA pools serviced by the
Company and had $
0.3

million at December 31, 2022.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

During the
years ended December 31, 2023 and 2022, respectively,

the Company repurchased $
0.3

million and $
1.7

million of GNMA
delinquent or defaulted mortgage loans with the intention to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights for the year ended

December 31, was as follows:

(Dollars in Thousands) 2023 2022 2021
Beginning balance $
2,599
$
3,774
$
3,452
Additions due to loans sold with servicing retained
651
565
1,416
Deletions and amortization
(232)
(1,291)
(1,344)
Valuation

Allowance reversal
-
-
250
Sale of Servicing Rights (1)
(2,187)
(449)
-
Ending balance $
831
$
2,599
$
3,774
(1)
In 2023, the Company sold an MSR portfolio with an unpaid principal balance of

$
334

million for a sales price of $
4.0

million,

recognizing a $
1.38

million gain on sale, recorded

in other noninterest income on the Consolidated Statement

of Income.
In 2022, the Company sold an MSR portfolio with an unpaid principal balance of $
50

million for a sales price of $
0.6

million,

recognizing a $
0.2

million gain on sale, recorded

in other noninterest income on the Consolidated Statement

of Income.
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the years ended December 31,
2023

and 2022.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights at December 31, was
as follows:

2023 2022
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
11.23%
17.79%
12.33%
20.23%
Cost of servicing (per loan) $
85
95
$
85
95

Changes in residential mortgage interest rates directly affect the prepayment speeds used in valuing the Company’s

mortgage
servicing rights.

A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover
rates, estimated loan curtailment, anticipated defaults, and other relevant factors.

The weighted average annual prepayment speed
was
14.22
% at December 31, 2023 and
13.42
% at December 31, 2022.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
December 31, 2023.

Amounts
(Dollars in Thousands) Outstanding
$
25

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.00%

to
plus
3.00%
, with a floor rate of
3.25%

to
4.25%
.

A cash pledge deposit of $
0.1

million is required by the
lender.
$
192
$
60

million warehouse line of credit agreement expiring in
December 2024
.

Interest is at the SOFR plus
2.75%
to
3.25%
.
8,192
$
8,384
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2022, warehouse line borrowings totaled
$
50.2

million.

At December 31, 2023, the Company had mortgage loans held for sale and construction permanent loans pledged
as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain
covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid
assets and maximum debt to net worth ratio, as defined in the agreements.

The Company was in compliance with all significant
debt covenants at December 31, 2023.

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

The balance of this line of credit at December 31, 2023 and December 31,
2022 was $
31.4

million and $
22.9

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
debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at December 31, 2023 and 2022 were designated as a cash flow hedge for subordinated debt.

Under the swap arrangement, the Company will pay a fixed interest rate of
2.50
% and receive a
variable interest rate based on three-month CME Term

SOFR (secured overnight financing rate).

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded
in accumulated other comprehensive loss (“AOCI”) and subsequently reclassified into interest expense in the same period(s)
during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to
derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate

subordinated
debt.

The following table reflects the cash flow hedges included in the Consolidated

Statements of Financial Condition.

Statement of Financial Notional
Fair

Weighted Average
(Dollars in Thousands) Condition Location

Amount
Value

Maturity (Years)
Interest rate swaps related to subordinated debt:
December 31, 2023
Other Assets $
30,000
$
5,317

6.5
December 31, 2022 Other Assets $
30,000
$
6,195

7.5
The following table presents the net gains (losses) recorded in AOCI and the Consolidated Statement of Income related to the
cash flow derivative instruments (interest rate swaps related to subordinated debt).

Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
December 31, 2023 Interest Expense $
3,969

$
1,395

December 31, 2022 Interest Expense $
4,625

$
337

December 31, 2021 Interest Expense $
1,530

$
(151)
The Company estimates there will be approximately $
1.3

million reclassified as a decrease to interest expense within the next 12 months.
At December 31, 2023 and 2022, the Company had a collateral liability of

$
5.5

million and $
5.8

million, respectively.
Note 6
PREMISES AND EQUIPMENT
The composition of the Company’s

premises and equipment at December 31 was as follows:

(Dollars in Thousands) 2023 2022
Land $
22,393
$
22,847
Buildings
110,472
109,849
Fixtures and Equipment
61,051
59,627
Total Premises and Equipment
193,916
192,323
Accumulated Depreciation
(112,650)
(110,185)
Premises and Equipment, Net $
81,266
$
82,138
Depreciation expense for the above premises and equipment was approximately

$
7.9
. million, $
7.6

million, and $
7.6

million in
2023, 2022, and 2021, respectively
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
forty-two years
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

At December 31, 2023, ROU assets and liabilities were $
27.0

million and $
27.4
million, respectively.

At December 31, 2022, the operating lease ROU assets and liabilities were $
22.3

million and $
22.7

million,
respectively.

The Company does not have any finance leases or any significant lessor agreements.
The table below summarizes our lease expense and other information at

December 31, related to the Company’s

operating leases:

(Dollars in Thousands) 2023 2022 2021
Operating lease expense
$
2,919
$
1,719
$
1,445
Short-term lease expense
622
658
663
Total lease expense $
3,541
$
2,377
$
2,108
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
$
2,847
$
1,937
$
1,609
Right-of-use assets obtained in exchange for new operating lease liabilities
6,748
12,475
784
Weighted-average

remaining lease term — operating leases (in years)
16.9
19.5
25.3
Weighted-average

discount rate — operating leases
3.5
%
3.1
%
2.0
%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) December 31, 2023
2024 $
3,127
2025
3,105
2026
2,966
2027
2,888
2028
2,611
2028 and thereafter
20,670
Total $
35,367
Less: Interest
(7,976)
Present Value

of Lease Liability
$
27,391
A related party is the lessor in an operating lease with the Company.

The terms of this lease agreement are further described in
Note 19 – Related Party Transactions.

Note 8
GOODWILL AND OTHER INTANGIBLES
At December 31, 2023 and 2022, the Company had goodwill of $
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
On April 30, 2021, CCSW acquired substantially all of the assets of Strategic Wealth

Group, LLC (“SWG”), including advisory,
service, and insurance carrier agreements, and the assignment of all related revenues thereof. Under the terms of the purchase
agreement, SWG principles became officers of CCSW and will

continue the operation of their
five

offices in South Georgia
offering wealth management services and comprehensive

risk management and asset protection services for individuals and businesses. CCBG paid $
4.5

million in cash consideration and recorded goodwill of $
2.8

million and a customer relationship
intangible asset (
10 year

life) of $
1.6

million.

Amortization expense related to the customer relationship intangible totaled $
0.2
million in each of 2023 and 2022.

The intangible asset balance as of December 31, 2023 and December 31, 2022 was $
1.2
million and $
1.3

million, respectively. The

estimated amortization expense for each of the eight succeeding fiscal years is $
0.2
million per year.
During the fourth quarter of 2023, the Company performed its annual goodwill impairment testing and determined that
no
goodwill impairment existed at December 31, 2023 and
no

goodwill impairment existed at December 31, 2022.

The Company
will continue to evaluate goodwill for impairment as defined by ASC Topic

350.
Note 9
OTHER REAL ESTATE

OWNED
The following table presents other real estate owned activity at December 31,

(Dollars in Thousands) 2023 2022 2021
Beginning Balance $
431
$
17
$
808
Additions
1,512
2,398
1,717
Valuation

Write-Downs
(16)
(11)
(31)
Sales
(1,926)
(1,973)
(2,809)
Other
-
-
332
Ending Balance $
1
$
431
$
17

Net expenses applicable to other real estate owned for the three years ended December

31, was as follows:
(Dollars in Thousands) 2023 2022 2021
Gains from the Sale of Properties $
(2,072)
$
(480)
$
(1,711)
Losses from the Sale of Properties
3
47
18
Rental Income from Properties
-
(21)
-
Property Carrying Costs
84
106
174
Valuation

Adjustments
16
11
31
Total $
(1,969)
$
(337)
$
(1,488)
Note 10
DEPOSITS
The composition of the Company’s

interest bearing deposits at December 31 was as follows:

(Dollars in Thousands) 2023 2022
NOW Accounts $
1,327,420
$
1,290,494
Money Market Accounts
319,319
267,383
Savings Deposits
547,634
637,374
Time Deposits
129,515
90,446
Total Interest Bearing

Deposits
$
2,323,888
$
2,285,697

At December 31, 2023 and 2022, $
1.0

million and $
1.1

million in overdrawn deposit accounts were reclassified as loans, respectively.
The amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $
14.7

million and $
11.1

million at
December 31, 2023 and 2022, respectively.
At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands) 2023
2024 $
112,448
2025
7,349
2026
3,554
2027
4,211
2028
1,953
Total $
129,515

Interest expense on deposits for the three years ended December 31, was as follows:
(Dollars in Thousands) 2023 2022 2021
NOW Accounts $
12,375
$
2,800
$
294
Money Market Accounts
3,670
203
134
Savings Deposits
598
309
263
Time Deposits < $250,000
117
129
145
Time Deposits > $250,000
822
3
3
Total Interest Expense $
17,582
$
3,444
$
839

Note 11
SHORT-TERM BORROWINGS
Short-term borrowings included the following:

(Dollars in Thousands)
Federal Funds
Purchased
Securities

Sold Under
Repurchase
Agreements (1)
Other

Short-Term
Borrowings (2)
2023
Balance at December 31 $
-
$
26,957
$
8,384
Maximum indebtedness at any month end
-
32,426
42,345
Daily average indebtedness outstanding
12
19,917
24,134
Average rate paid

for the year
7.03
%
2.57
%
6.37
%
Average rate paid

on period-end borrowings
-
%
2.81
%
9.51
%
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
(2)
Comprised of warehouse lines of credit totaling $
8.4

million at December 31, 2023.
Note 12
LONG-TERM BORROWINGS
Federal Home Loan Bank Advances.

The Company had one FHLB long-term advance totaling $
0.3

million at December 31,
2023.

The advance matures in 2025 and has a rate of 4.80%. The Company had one FHLB long-term advance totaling $0.5 million at December 31, 2022 with a weighted-average rate of 4.80%.

The FHLB advances are collateralized by a floating lien on
certain 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

Interest
on the FHLB advances is paid on a monthly basis.
Scheduled minimum future principal payments on our other long-term borrowings at December 31 were as follows:

(Dollars in Thousands) 2023
2024 $
198
2025
116
Total $
314
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

The interest payments are due quarterly and adjust quarterly to a variable rate of

3-month CME Term SOFR

plus a
margin of
1.90
%.

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

The interest payments are due quarterly and adjust quarterly to a variable rate of
3-month CME Term SOFR

plus a margin
of
1.80
%.

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

At December 31, 2023, the Company has paid all interest payments in full.

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

(Dollars in Thousands) 2023 2022 2021
Current:
Federal $
11,630
$
10,646
$
12,039
State
1,893
1,022
1,044
13,523
11,668
13,083
Deferred:
Federal
(391)
(2,994)
(3,246)
State
(351)
(899)
(10)
Change in Valuation

Allowance
259
23
8
(483)
(3,870)
(3,248)
Total:
Federal
11,239
7,652
8,793
State
1,542
123
1,034
Change in Valuation

Allowance
259
23
8
Total $
13,040
$
7,798
$
9,835
Income taxes provided were different than the tax expense

computed by applying the statutory federal income tax rate of
21
% to
pre-tax income as a result of the following:

(Dollars in Thousands) 2023 2022 2021
Tax Expense at Federal

Statutory Rate
$
13,411
$
8,625
$
10,385
Increases (Decreases) Resulting From:
Tax-Exempt Interest

Income
(259)
(248)
(271)
State Taxes, Net of Federal

Benefit
1,218
94
819
Other
(1,695)
(546)
375
Change in Valuation

Allowance
259
23
8
Tax-Exempt Cash Surrender

Value

Life Insurance Benefit
(187)
(175)
(173)
Noncontrolling Interest
293
25
(1,308)
Actual Tax Expense $
13,040
$
7,798
$
9,835
Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting
purposes and for income tax return purposes.

These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.

The net deferred tax asset and the temporary differences comprising that balance at December 31, 2023 and 2022 are as follows:

(Dollars in Thousands) 2023 2022
Deferred Tax Assets Attributable

to:
Allowance for Credit Losses $
7,236
$
6,042
Accrued Pension/SERP
144
1,530
State Net Operating Loss and Tax

Credit Carry-Forwards
2,069
1,920
Other Real Estate Owned
887
917
Accrued SERP Liability
2,594
3,246
Lease Liability
5,911
4,547
Net Unrealized Losses on Investment Securities
8,601
12,499
Other
2,665
3,043
Investment in Partnership
3,241
1,544
Total Deferred

Tax Assets
$
33,348
$
35,288
Deferred Tax Liabilities

Attributable to:
Depreciation on Premises and Equipment $
3,733
$
3,382
Deferred Loan Fees and Costs
2,614
2,372
Intangible Assets
3,344
3,310
Accrued Pension Liability
1,688
1,043
Right of Use Asset
5,829
4,474
Investments
469
469
Other
1,851
2,099
Total Deferred

Tax Liabilities
19,528
17,149
Valuation

Allowance
1,930
1,671
Net Deferred Tax

Asset
$
11,890
$
16,468
In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of certain state net
operating loss carry-forwards and certain state tax credit carry-forwards expected to expire prior to utilization, will be realized.

Accordingly, a valuation

allowance of $
1.9

million and $
1.7

million is recorded at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, the Company had state loss and tax credit carry-forwards of approximately $
2.1

million,
which expire at various dates from 2024

through
2037 .
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:.

(Dollars in Thousands) 2023 2022 2021
Balance at January 1, $
136
$
52
$
-
Additions Based on Tax

Positions Related to Current Year
97
84
52
Balance at December 31 $
233
$
136
$
52
Of this total, $
0.2

million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the
effective tax rate in future periods. The Company does not

expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

It is the Company’s policy to recognize

interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.

There were
no

penalties and interest related to income taxes recorded in the Consolidated
Statements of Income for the years ended December 31, 2023, 2022,

and 2021.

There were
no

amounts accrued in the
Consolidated Statements of Financial Condition for penalties and interest as of December 31, 2023 and 2022.
The Company files a consolidated U.S. federal income tax return and a separate

U.S. federal income tax return for CCHL. Each
subsidiary files various returns in states where its banking offices are located.

The Company is no longer subject to U.S. federal
or state tax examinations for years before 2020.

Note 14
STOCK-BASED COMPENSATION

At December 31, 2023, the Company had three stock-based compensation plans, consisting of the 2021 Associate Incentive Plan
(“AIP”), the 2021 Associate Stock Purchase Plan (“ASPP”), and

the 2021 Director Stock Purchase Plan (“DSPP”).

These plans,
which were approved by the shareowners in April 2021, replaced substantially similar plans approved by the shareowners in
2011.

Total compensation

expense associated with these plans for 2021 through 2023 was $
1.6

million, $
2.3

million, and $
2.1
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

Awards

to
associates under the 2021 Plan were tied to internally established goals.

At base level targets, the grant-date fair value of the
shares eligible to be awarded in 2023 was approximately $
1.1

million.

For 2023, a total of
27,577

shares were eligible for
issuance, but additional shares could be earned if performance exceeded established goals.

A total of
26,614

shares were earned
for 2023 that were issued in January 2024.

For the years ended December 31, 2023 and 2022, Directors earned
8,840

and
11,847
shares, respectively,

under the Plan. The Company recognized expense of $
1.1

million, $
1.9

million, and $
1.2

million for the
years ended December 31, 2023, 2022 and 2021, respectively,

related to the AIP.

Executive Long-Term

Incentive Plan (“LTIP”)
.

The Company has established a Performance Share Unit Plan under the provisions of the AIP that allows William G. Smith, Jr.,

the Chairman, President, and Chief Executive Officer of CCBG, Inc.

and
Thomas A. Barron, the President of CCB to earn shares based on the compound annual growth rate in diluted earnings per share
over a three-year period.

The Company recognized expense of $
0.9

million, $
0.2

million, and $
0.2

million for the years ended
December 31, 2023, 2022 and 2021, respectively.

Shares issued under the plan were
4,909
,
6,849
, and
27,915

for the years ended
December 31, 2023, 2022 and 2021, respectively.

A total of
17,334

shares were earned in 2023 that were issued in January 2024.

After deducting the shares earned, but not issued, in 2023 under the AIP and

LTIP,
492,247

shares remain eligible for issuance
under the 2021 AIP.
DSPP.

The Company’s DSPP allows the directors

to purchase the Company’s common

stock at a price equal to
90
% of the
closing price on the date of purchase.

Stock purchases under the DSPP are limited to the amount of the directors’ annual retainer and meeting fees.

Under the DSPP,

there were
300,000

shares reserved for issuance.

The Company recognized $
0.1

million in
expense under the DSPP for each of the years ended December 31, 2023,

2022

and 2021.

The Company issued shares under the
DSPP totaling
13,090
,
14,977

and
19,362

for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31,
2023, there were
252,571

shares eligible for issuance under the DSPP.
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

Under the ASPP,

there were
400,000

shares of common stock
reserved for issuance.

The Company recognized $
0.1

million in expense under the ASPP for each of the years ended December
31, 2023, 2022 and 2021, respectively.

The Company issued shares under the ASPP totaling
17,651
,
31,101

and
22,126

for the
years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023,
329,122

shares remained eligible for
issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights
granted under the ASPP was $
5.32

for 2023.

For 2022 and 2021, the weighted average fair value purchase right granted was
$
4.03

and $
3.96
, respectively.

In calculating compensation, the fair value of each stock purchase right was estimated on the date
of grant using the following weighted average assumptions:

2023 2022 2021
Dividend yield
2.3
%
2.4
%
2.5
%
Expected volatility
22.5
%
17.6
%
21.8
%
Risk-free interest rate
5.1
%
1.4
%
0.1
%
Expected life (in years)
0.5
0.5
0.5

Note 15
EMPLOYEE BENEFIT PLANS
Pension Plan
The Company sponsors a noncontributory pension plan covering a portion of its associates.

On December 30, 2019, the plan was
amended to remove plan eligibility for new associates hired after December 31,

2019. There were no amendments to the Plan in
2020 or 2021. The Plan was also amended in December 2022, effective

January 1, 2020, increasing the required minimum
distribution age to
72
, per the SECURE Act 1.0. Benefits under this plan generally are based on the associate’s total years of
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

(Dollars in Thousands) 2023 2022 2021
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
108,151
$
172,508
$
212,566
Service Cost
3,488
6,289
6,971
Interest Cost
5,831
4,665
4,885
Actuarial Loss (Gain)
6,936
(39,962)
(14,934)
Benefits Paid
(3,843)
(2,139)
(2,087)
Expenses Paid
(276)
(416)
(259)
Settlements
-
(32,794)
(34,634)
Projected Benefit Obligation at End of Year $
120,287
$
108,151
$
172,508
Change in Plan Assets:
Fair Value

of Plan Assets at Beginning of Year
$
104,276
$
165,274
$
171,775
Actual Return on Plan Assets
19,138
(25,649)
30,479
Employer Contributions
6,000
-
-
Benefits Paid
(3,843)
(2,139)
(2,087)
Expenses Paid
(276)
(416)
(259)
Settlements
-
(32,794)
(34,634)
Fair Value

of Plan Assets at End of Year
$
125,295
$
104,276
$
165,274
Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other (Assets) Liabilities $
(5,008)
$
3,875
$
7,234
Accumulated Benefit Obligation at End of Year $
102,642
$
91,770
$
149,569
Components of Net Periodic Benefit Costs:
Service Cost $
3,488
$
6,289
$
6,971
Interest Cost
5,831
4,665
4,885
Expected Return on Plan Assets
(6,805)
(10,701)
(11,147)
Amortization of Prior Service Costs
5
15
15
Net Loss Amortization
934
1,713
6,764
Net Loss Settlements
-
2,321
3,072
Net Periodic Benefit Cost $
3,453
$
4,302
$
10,560
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
5.29%
5.63%
3.11%
Rate of Compensation Increase (1)
5.10%
5.10%
4.40%
Measurement Date 12/31/23 12/31/22 12/31/21
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
5.63%
3.11%
2.88%
Expected Return on Plan Assets
6.75%
6.75%
6.75%
Rate of Compensation Increase (1)
5.10%
4.40%
4.00%
Amortization Amounts from Accumulated Other Comprehensive Loss:
Net Actuarial Loss (Gain)

$
(5,397)
$
(3,612)
$
(34,265)
Prior Service Cost
(5)
(15)
(15)
Net Loss
(934)
(4,034)
(9,836)
Deferred Tax Expense
1,606
1,942
11,183
Other Comprehensive Gain, net of tax $
(4,730)
$
(5,719)
$
(32,933)
Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Losses $
1,322
$
7,653
$
15,300
Prior Service Cost
-
5
20
Deferred Tax Benefit
(335)
(1,941)
(3,884)
Accumulated Other Comprehensive Loss, net of tax $
987
$
5,717
$
11,436
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.

During 2022 and 2021, lump sum payments made under the Company’s defined benefit pension plan triggered settlement
accounting.

In accordance with applicable accounting guidance for defined benefit plans, the Company recorded no

settlement
losses during 2023 and $
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

See Note 1 – Significant Accounting Policies for additional information.
The Company expects to recognize $
0.2

million of the net actuarial loss reflected in accumulated other comprehensive loss at
December 31, 2023 as a component of net periodic benefit cost during 2024.
Plan Assets.
The Company’s pension

plan asset allocation at December 31, 2023 and 2022, and the target asset allocation for
2023 are as follows:

Target Percentage of Plan
Allocation Assets at December 31 (1)
2024 2023 2022
Equity Securities
68
%
70
%
73
%
Debt Securities
27
%
18
%
23
%
Cash and Cash Equivalents
5
%
12
%
4
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

Measurements).

(Dollars in Thousands) 2023 2022
Level 1:
U.S. Treasury Securities $
16,126
$
17,264
Mutual Funds
92,991
81,231
Cash and Cash Equivalents
15,717
5,327
Level 2:
Corporate Notes/Bonds
461
454
Total Fair Value

of Plan Assets
$
125,295
$
104,276

Expected Benefit Payments.

At December 31, expected benefit payments related to the defined benefit pension plan were as
follows:
(Dollars in Thousands) 2023
2024 $
10,105
2025
11,119
2026
10,496
2027
10,042
2028
8,983
2029 through 2033
45,942
Total $
96,687
Contributions.

The following table details the amounts contributed to the pension plan in 2023 and 2022, and the expected
amount to be contributed in 2024.

Expected
Contribution
(Dollars in Thousands)
2022 2023
2024 (1)
Actual Contributions $
-
$
6,000
$
5,000

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

(Dollars in Thousands) 2023 2022 2021
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
10,948
$
13,534
$
13,402
Service Cost
18
31
35
Interest Cost
501
315
243
Actuarial (Gain) Loss
201
(2,932)
(146)
Net Settlements
(2,464)
-
-
Projected Benefit Obligation at End of Year $
9,204
$
10,948
$
13,534
Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities $
9,204
$
10,948
$
13,534
Accumulated Benefit Obligation at End of Year $
8,943
$
10,887
$
12,803
Components of Net Periodic Benefit Costs:
Service Cost $
18
$
31
$
35
Interest Cost
501
315
243
Amortization of Prior Service Cost
151
277
277
Net Loss Amortization
(531)
718
970
Net Gain Settlements
(291)
-
-
Net Periodic Benefit Cost $
(152)
$
1,341
$
1,525
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
5.11%
5.45%
2.80%
Rate of Compensation Increase (1)
5.10%
5.10%
4.40%
Measurement Date 12/31/23 12/31/22 12/31/21
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
5.45%
2.80%
2.38%
Rate of Compensation Increase (1)
5.10%
4.40%
4.00%
Amortization Amounts from Accumulated Other Comprehensive Loss:
Net Actuarial Loss (Gain) $
201
$
(2,932)
$
(146)
Prior Service (Benefit) Cost
(151)
(277)
(219)
Net Gain (Loss)
531
(718)
(970)
Settlement Gain

291
-
-
Deferred Tax (Benefit)

Expense
(222)
995
154
Other Comprehensive (Gain) Loss, net of tax $
650
$
(2,932)
$
(1,181)
Amounts Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial (Loss) Gain $
(753)
$
(1,775)
$
1,875
Prior Service Cost
-
151
429
Deferred Tax Benefit

(Expense)
191
412
(584)
Accumulated Other Comprehensive (Loss) Gain, net of tax $
(562)
$
(1,212)
$
1,720
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.
The Company expects to recognize approximately $
0.3

million of the net actuarial gain reflected in accumulated other comprehensive loss at December 31, 2023 as a component of net periodic benefit cost during 2024.

In June 2023, lump sum retirement distributions to two plan participants required the application of settlement accounting.

The
amount of the settlement gain was $
0.3

million.

Expected Benefit Payments . As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands) 2023
2024 $
8,800
2025
32
2026
38
2027
42
2028
64
2029 through 2033
748
Total $
9,724
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
3
% of their compensation.

For 2023, the
Company made annual matching contributions of $
1.7

million.

For 2022 and 2021, the Company made annual matching
contributions of $
1.4

million and $
1.0

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

For 2023, 2022, and 2021,
matching contributions were made by CCHL up to
3
% of eligible participant’s

compensation totaling $
0.4

million, $
0.4

million,
and $
0.7

million, respectively.

Other Plans
The Company has a Dividend Reinvestment and Optional Stock Purchase

Plan.

A total of
250,000

shares have been reserved for
issuance.

In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open
market and, thus, the Company did
no
t issue any new shares under this plan in 2023, 2022 and 2021.
Note 16
EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands) 2023 2022 2021
Numerator:
Net Income Attributable to Common Shareowners $
52,258
$
33,412
$
33,396
Denominator:
Denominator for Basic Earnings Per Share Weighted

-Average Shares
16,987
16,951
16,863
Effects of Dilutive Securities Stock Compensation

Plans
36
34
30
Denominator for Diluted Earnings Per Share Adjusted Weighted

-Average

Shares and Assumed Conversions
17,023
16,985
16,893
Basic Earnings Per Share $
3.08
$
1.97
$
1.98
Diluted Earnings Per Share $
3.07
$
1.97
$
1.98

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

Considerations – Capital Regulations” section on page 15.
Management believes, at December 31, 2023 and 2022, that the Company and the Bank meet all capital adequacy requirements to
which they are subject.

At December 31, 2023, the most recent notification from the Federal Deposit Insurance

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

The Company and Bank’s actual capital

amounts and ratios at December 31, 2023 and 2022 are
presented in the following table.

To Be Well

-
Capitalized Under
Required Prompt
For Capital Corrective
Actual Adequacy Purposes Action Provisions
(Dollars in Thousands) Amount Ratio Amount Ratio Amount Ratio
2023
Common Equity Tier 1:
CCBG
$

373,206
13.52%
$
124,192
4.50%
* *
CCB
383,211
13.89%
124,158
4.50%
$
179,340
6.50%
Tier 1 Capital:
CCBG

424,206
15.37%
165,589
6.00%
* *
CCB
383,211
13.89%
165,545
6.00%
220,726
8.00%
Total Capital:
CCBG
457,339
16.57%
220,785
8.00%
* *
CCB
416,343
15.09%
220,726
8.00%
275,908
10.00%
Tier 1 Leverage:
CCBG
424,206
10.30%
164,691
4.00%
* *
CCB
383,211
9.31%
164,680
4.00%
205,850
5.00%
2022
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

In 2024, the bank subsidiary may declare dividends without regulatory approval of
$
44.4

million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2024 up to the date of any such
dividend declaration.

Note 18
ACCUMULATED OTHER

COMPREHENSIVE LOSS
FASB Topic

ASC 220, “Comprehensive Income” requires that certain transactions and other economic events that bypass the
Consolidated Statements of Income be displayed as other comprehensive income.

Total comprehensive income

is reported in
the Consolidated

Statements of Comprehensive Income (net of tax) and Changes in Shareowners’

Equity (net of tax).

The following table shows the amounts allocated to accumulated other comprehensive loss.

Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive

(Dollars in Thousands)
for Sale Swap Plans Loss
Balance as of January 1, 2023 $
(37,349)
$
4,625
$
(4,505)
$
(37,229)
Other comprehensive income (loss) during the period
11,658
(655)
4,080
15,083
Balance as of December 31, 2023 $
(25,691)
$
3,970
$
(425)
$
(22,146)
Balance as of January 1, 2022 $
(4,588)
$
1,530
$
(13,156)
$
(16,214)
Other comprehensive (loss) income during the period
(32,761)
3,095
8,651
(21,015)
Balance as of December 31, 2022 $
(37,349)
$
4,625
$
(4,505)
$
(37,229)
Balance as of January 1, 2021 $
2,700
$
428
$
(47,270)
$
(44,142)
Other comprehensive (loss) income during the period
(7,288)
1,102
34,114
27,928
Balance as of December 31, 2021 $
(4,588)
$
1,530
$
(13,156)
$
(16,214)
Note 19
RELATED PARTY

TRANSACTIONS
At December 31, 2023 and 2022, certain officers and directors were indebted to the Bank in the aggregate amount of $
6.3

million
and $
7.3

million, respectively.

During 2023 and 2022, $
1.7

million and $
8.5

million in new loans were made and repayments
totaled $
2.7

million and $
5.0

million, respectively.

These loans were all current at December 31, 2023 and 2022.
Deposits from certain directors, executive officers, and

their related interests totaled $
36.9

million and $
66.3

million at December
31, 2023 and 2022, respectively.
The Company leases land from a partnership (Smith Interests General

Partnership L.L.P.)

in which William G. Smith, Jr.

has an
interest.

The Company made lease payments totaling $
0.2

million in 2023 and in December 2023 the lease payments adjusted to
$
0.1

million annually due to a reduction in the size of the parcel leased by the Company.

The payments under the lease
agreement provide for annual lease payments of approximately $
0.1

million annually through December 2033, and thereafter,
increase by
5
% every
10

years until 2053 at which time the rent amount will adjust based on reappraisal of the parcel rental value.

The Company then has
four

successive options to extend the lease for
five years

each with rental increases of
5
% at each
extension.

William G. Smith, III, the son of our Chairman,

President and Chief Executive Officer,

William G. Smith, Jr.,

is employed as
President, North Florida Region at Capital City Bank.

In 2023, William G. Smith, III’s

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

(Dollars in Thousands) 2023 2022 2021
Legal Fees $
1,721
$
1,413
$
1,411
Professional Fees
6,245
5,437
5,633
Telephone
2,729
2,851
2,975
Advertising
3,349
3,208
2,683
Processing Services
6,984
6,534
6,569
Insurance – Other
3,120
2,409
2,096
Pension – Other
76
(3,043)
1,913
Pension – Settlement
(291)
2,321
3,072
Other
11,643
14,411
10,754
Total $
35,576
35,541
37,106
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

2023 2022
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit (1) $
207,605
$
534,745
$
742,350
$
243,614
$
531,873
$
775,487
Standby Letters of Credit
6,094
-
6,094
5,619
-
5,619
Total $
213,699
$
534,745
$
748,444
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

(Dollars in Thousands) 2023 2022 2021
Beginning Balance $
2,989
$
2,897
$
1,644
Provision for Credit Losses
202
92
1,253
Ending Balance $
3,191
$
2,989
$
2,897
Other Commitments
.

In the normal course of business, the Company enters into lease commitments which are classified as
operating leases.

See Note 7 – Leases for additional information on the maturity of the Company’s operating lease commitments.

The Company has an outstanding commitment of up to $
1.0

million in a bank tech venture capital fund focused on finding and funding technology solutions for community banks. During 2022 and 2023, the Company contributed $
0.1

million and $
0.4
million, respectively to the bank tech venture capital fund. At December

31, 2023, the Company had a remaining outstanding
commitment of $
0.5

million to the bank tech capital venture fund.

The Company, in 2022,

committed $
7.2

million to a solar tax equity investment of which $
1.0

million was paid in 2022 and $
6.2
million was paid in 2023.

After utilization of the related tax credits, the balance of this investment at December

31, 2023 was
$
0.4

million.

Further, in 2023, the Company committed $
7.0

million to a second solar tax equity investment of which $
7.0

was
paid in 2023.

After utilization of the related tax credits, the balance of this investment at December

31, 2023 was $
1.7

million.

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

Payments during
2023 totaled $
0.8

million.

Payments totaled $
0.9

million and $
0.8

million for the years 2022 and 2021, respectively.

At
December 31, 2023, there was
no

amount payable.

There was $
0.1

million payable December 31, 2022 and 2021.
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

Other securities
classified as AFS are reported at fair value utilizing Level 2 inputs.

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
Equity Securities.
Investments securities classified as equity securities are carried at cost and the share of earnings or losses is
reported through net income as an adjustment to the investment balance.

These securities are not readily marketable and therefore
are classified as a Level 3 input within the fair value hierarchy.
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
the period.

At December 31, 2023, there was
no

amount payable and at December 31, 2022, there was $
0.1

million payable.

A summary of fair values for assets and liabilities at December 31 consisted of the following:

(Dollars in Thousands)
Level 1 Level 2 Level 3
Total

Fair
Inputs Inputs Inputs Value
2023
ASSETS:
Securities Available

for Sale:
U.S. Government Treasury $
24,679
$
-
$
-
$
24,679
U.S. Government Agency
-
145,034
-
145,034
States and Political Subdivisions
-
39,083
-
39,083
Mortgage-Backed Securities
-
63,303
-
63,303
Corporate Debt Securities
-
57,552
-
57,552
Equity Securities
-
-
3,450
3,450
Loans Held for Sale
-
28,211
-
28,211
Interest Rate Swap Derivative
-
5,317
-
5,317
Residential Mortgage Loan Commitments ("IRLC")
-
-
523
523
LIABILITIES:
Forward Sales Contracts ("Hedge Derivative")
-
209
-
209
2022
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
22,050
$
-
$
-
$
22,050
U.S. Government Agency
-
186,052
-
186,052
State and Political Subdivisions
-
40,329
-
40,329
Mortgage-Backed Securities
-
69,405
-
69,405
Corporate Debt Securities
-
88,236
-
88,236
Equity Securities
-
-
10
10
Loans Held for Sale
-
26,909
-
26,909
Interest Rate Swap Derivative
-
6,195
-
6,195
Forward Sales Contracts ("Hedge Derivative")
-
187
-
187
Residential Mortgage Loan Commitments ("IRLC")
-
-
819
819
Mortgage Banking Activities.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
13.2
million and $
11.6

million, respectively,

for the year ended December 31, 2023.

The Company had Level 3 issuances and
transfers related to mortgage banking activities of $
15.4

million and $
28.5

million, respectively, for the year

ended December 31,
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

Valuation

techniques are consistent with those
techniques applied in prior periods.

Collateral dependent loans had a carrying value of $
3.3

million with a valuation allowance of
$
0.1

million at December 31, 2023.

Collateral dependent loans had a carrying value of $
0.7

million with a valuation allowance of
$
0.1

million at December 31, 2022.

Other Real Estate Owned
.

During 2023 and 2022, certain foreclosed assets, upon initial recognition, were measured and reported
at fair value through a charge-off to the allowance

for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

At December 31, 2023 and 2022, these assets were recorded at fair value, which is determined by an independent
valuation or professional appraisal in conformance with banking regulations.

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

At December 31, 2023 and 2022, there was
no

valuation
allowance for mortgage servicing rights.
Other Fair Value

Disclosures
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

for Sale”.
Other Equity Securities.
Other equity securities are accounted for under the equity method (Topic

323) and recorded at cost.
These securities are not readily marketable securities and are reflected in

Other Assets on the Statement of Financial Condition.

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

A summary of estimated fair values of significant financial instruments at

December 31 consisted of the following:

2023
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
83,118
$
83,118
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
228,949
228,949
-
-
Investment Securities, Held to Maturity
625,022
441,189
150,562
-
Other Equity Securities
(1)
2,848
-
2,848
-
Mortgage Servicing Rights
831
-
-
1,280
Loans, Net of Allowance for Credit Losses
2,703,977
-
-
2,510,529
LIABILITIES:
Deposits $
3,701,822
$
-
$
3,243,896
$
-
Short-Term

Borrowings
35,341
-
35,341
-
Subordinated Notes Payable
52,887
-
44,323
-
Long-Term Borrowings
315
-
315
-

2022
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
72,114
$
72,114
$
-
$
-
Short-Term Investments
528,536
528,536
-
-
Investment Securities, Held to Maturity
660,774
431,733
180,968
-
Other Equity Securities (1)
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
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured
at fair value on a non-recurring basis at December 31, 2023 and December

31, 2022.

Note 23
PARENT COMPANY

FINANCIAL INFORMATION
The following are condensed statements of financial condition of the parent company at December 31:
Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share

Data)
2023 2022
ASSETS
Cash and Due From Subsidiary Bank $
54,004
$
42,737
Equity Securities
569
199
Investment in Subsidiary Bank
445,441
404,892
Goodwill and Other Intangibles
3,838
3,998
Other Assets
10,758
11,297
Total Assets $
514,610
$
463,123

LIABILITIES
Subordinated Notes Payable $
52,887
$
52,887
Other Liabilities
21,098
22,955
Total Liabilities
73,985
75,842

SHAREOWNERS’ EQUITY
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,950,222

and
16,986,785
shares issued and outstanding at December 31, 2023 and 2022, respectively
170
170
Additional Paid-In Capital
36,326
37,331
Retained Earnings
426,275
387,009
Accumulated Other Comprehensive Loss, Net of Tax
(22,146)
(37,229)
Total Shareowners’

Equity
440,625
387,281
Total Liabilities and Shareowners’

Equity
$
514,610
$
463,123

The operating results of the parent company for the three years ended December

31 are shown below:
Parent Company Statements of Operations

(Dollars in Thousands) 2023 2022 2021
OPERATING INCOME
Income Received from Subsidiary Bank:
Administrative Fees $
6,367
$
5,396
$
5,516
Dividends
30,000
23,000
10,000
Other Income
453
253
174
Total Operating

Income
36,820
28,649
15,690

OPERATING EXPENSE
Salaries and Associate Benefits
4,257
5,034
3,558
Interest on Subordinated Notes Payable
2,427
1,652
1,233
Professional Fees
859
616
1,113
Advertising

214
232
134
Legal Fees
683
370
589
Other
1,670
2,186
2,087
Total Operating

Expense
10,110
10,090
8,714
Earnings Before Income Taxes

and Equity in Undistributed
Earnings of Subsidiary Bank
26,710
18,559
6,976
Income Tax Benefit
(650)
(661)
(717)
Earnings Before Equity in Undistributed Earnings of Subsidiary Bank
27,360
19,220
7,693
Equity in Undistributed Earnings of Subsidiary Bank
24,898
14,192
25,703
Net Income Attributable to Common Shareowners $
52,258
$
33,412
$
33,396

The cash flows for the parent company for the three years ended December 31 were as follows:
Parent Company Statements of Cash Flows

(Dollars in Thousands) 2023 2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net Income Attributable to Common Shareowners $
52,258
$
33,412
$
33,396
Adjustments to Reconcile Net Income to Net Cash Provided By

Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank
(24,898)
(14,192)
(25,703)
Stock Compensation
1,468
1,278
843
Amortization of Intangible Asset
160
160
107
Increase in Other Assets
(117)
(336)
(21)
Increase in Other Liabilities
(1,557)
5,847
3,131
Net Cash Provided By Operating Activities $
27,314
$
26,169
$
11,753
CASH FROM INVESTING ACTIVITIES:
Purchase of Equity Securities $
(369)
$
(79)
$
(120)
Net Cash Paid for Acquisition
-
-
(4,482)
Decrease (Increase) in Investment in Subsidiaries
-
770
(10,770)
Net Cash Provided by (Used in) Investing Activities $
(369)
$
691
$
(15,372)
CASH FROM FINANCING ACTIVITIES:
Repayment of Long-Term

Borrowings
-
-
(900)
Dividends Paid
(12,905)
(11,191)
(10,459)
Issuance of Common Stock Under Compensation Plans
937
1,300
1,028
Payments to Repurchase Common Stock
(3,710)
-
-
Net Cash Used In Financing Activities $
(15,678)
$
(9,891)
$
(10,331)
Net Increase (Decrease) in Cash and Due from Subsidiary Bank
11,267
16,969
(13,950)
Cash and Due from Subsidiary Bank at Beginning of Year
42,737
25,768
39,718
Cash and Due from Subsidiary Bank at End of Year $
54,004
$
42,737
$
25,768
Note 24
RESTATED

QUARTERLY

CONSOLIDATED STATEMENTS

OF CASH FLOWS (UNAUDITED)
As further described in Note 1, the Impacted Statements of Cash Flows for each of the three month periods ended March 31, 2022
and 2023, six month periods ended June 30, 2022 and 2023, and nine month periods ended September 30, 2022 and 2023 have
been restated and are reflected in the tables that follow.

See “Restatement of Previously Issued Consolidated Financial
Statements” in Note 1. The unaudited interim Consolidated Statements of Cash Flows reflect all adjustments that are, in the
opinion of management, necessary for a fair statement of the cash flows for the interim periods presented. Restated amounts are
computed independently for each quarter presented; therefore, the sum of the quarterly amounts may not equal the total amount
for the respective year due to rounding.

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
1,907
3,802
5,689

Amortization of Premiums, Discounts, and Fees, net
2,610
5,053
6,618

Amortization of Intangible Assets
40
80
120

Pension Settlement Charge
209
378
480

Originations of Loans Held-for-Sale
(177,933)
(316,372)
(399,041)

Proceeds From Sales of Loans Held-for-Sale
188,264
352,830
440,219

Mortgage Banking Revenues
(4,055)
(8,912)
(11,807)

Net Additions for Capitalized Mortgage Servicing Rights
364
360
570

Stock Compensation
245
489
904

Net Tax Benefit From Stock-Based

Compensation
(19)
(19)
(19)

Deferred Income Taxes Benefit
(6,682)
(9,887)
(12,854)

Net Change in Operating Leases
(27)
(72)
(83)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
-
(26)
(136)

Net Decrease in Other Assets
1,897
3,516
3,696

Net Increase in Other Liabilities
7,036
22,040
12,839
Net Cash Provided By Operating Activities
20,826
69,182
74,876
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(194,448)
(218,548)
(219,865)

Payments, Maturities, and Calls
14,441
28,111
40,096
Securities Available for

Sale:

Purchases
(25,139)
(37,044)
(41,880)

Proceeds from Sale of Securities
3,365
3,365
3,365

Payments, Maturities, and Calls
24,824
47,413
64,301
Purchase of loans held for investment
(381)
(15,985)
(16,324)
Net Increase in Loans Held for Investment
(57,592)
(289,707)
(426,273)
Proceeds From Sales of Other Real Estate Owned
-
30
1,683
Purchases of Premises and Equipment, net
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

Mar 31, 2023
For Six
Months
Ended

Jun 30, 2023
For Nine
Months
Ended

Sept 30, 2023
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
13,709
$
27,883
$
40,539
Adjustments to Reconcile Net Income to

Provision for Credit Losses
3,099
5,296
7,689

Depreciation
1,969
3,927
5,920

Amortization of Premiums, Discounts, and Fees, net
1,067
2,117
3,216

Amortization of Intangible Assets
40
80
120

Pension Settlement Charge
-
(291)
(291)

Originations of Loans Held-for-Sale
(62,745)
(164,173)
(246,198)

Proceeds From Sales of Loans Held-for-Sale
64,050
152,657
247,166

Mortgage Banking Revenues
(2,871)
(6,234)
(8,072)

Net Additions for Capitalized Mortgage Servicing Rights
(91)
(253)
(392)

Stock Compensation
536
764
1,110

Deferred Income Taxes Benefit
(1,170)
(2,849)
(2,464)

Net Change in Operating Leases
(3)
(3)
(12)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,858)
(1,900)
(1,915)

Net (Increase) Decrease in Other Assets
(4,349)
4,593
8,207

Net Increase in Other Liabilities
12,471
3,815
1,069
Net Cash Provided By Operating Activities
23,854
25,429
55,692
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
8,820
18,992
28,159
Securities Available for

Sale:

Purchases
(2,017)
(4,634)
(9,399)

Proceeds from Sale of Securities
-
-
30,420

Payments, Maturities, and Calls
16,559
32,490
53,045
Purchase of loans held for investment
(923)
(1,463)
(2,249)
Net Increase in Loans Held for Investment
(110,477)
(138,244)
(161,006)
Proceeds From Sales of Other Real Estate Owned
2,699
3,772
3,840
Purchases of Premises and Equipment, net
(1,886)
(3,851)
(5,459)
Net Cash Used In Investing Activities
(87,225)
(92,938)
(62,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(115,397)
(150,451)
(398,872)
Net Decrease in Other Short-Term

Borrowings
(30,161)
(6,120)
(15,097)
Repayment of Other Long-Term

Borrowings
(50)
(99)
(149)
Dividends Paid
(3,064)
(6,121)
(9,518)
Payments to Repurchase Common Stock
(819)
(2,022)
(3,121)
Issuance of Common Stock Under Compensation Plans
164
480
562
Net Cash Provided By Financing Activities
(149,327)
(164,333)
(426,195)
NET DECREASE IN CASH AND CASH EQUIVALENTS
(212,698)
(231,842)
(433,152)
Cash and Cash Equivalents at Beginning of Period

600,650
600,650
600,650
Cash and Cash Equivalents at End of Period

$
387,952
$
368,808
$
167,498
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,723
$
8,720
$
15,026

Income Taxes Paid
$
7,466
$
3,860
$
7,395
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
423
$
1,442
$
1,495

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2022
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income

$
6,938
$
-
$
6,938
Adjustments to Reconcile Net Income to

Provision for Credit Losses
32
-
32

Depreciation
1,907
-
1,907

Amortization of Premiums, Discounts, and Fees, net
2,610
-
2,610

Amortization of Intangible Assets
40
-
40

Pension Settlement Charges
209
-
209

Originations of Loans Held for Sale
(242,253)
64,320
(177,933)

Proceeds From Sales of Loans Held for Sale
252,584
(64,320)
188,264

Mortgage Banking Revenues
(4,055)
-
(4,055)

Net Additions for Capitalized Mortgage Servicing Rights
364
-
364

Stock Compensation
245
-
245

Net Tax Benefit from

Stock Compensation
(19)
-
(19)

Deferred Income Taxes Benefit
(6,682)
-
(6,682)

Net Change in Operating Leases
(27)
-
(27)

Net Decrease in Other Assets
1,897
-
1,897

Net Increase in Other Liabilities
7,036
-
7,036
Net Cash Provided By Operating Activities
20,826
-
20,826
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(194,448)
-
(194,448)

Payments, Maturities, and Calls
14,441
-
14,441
Securities Available for

Sale:

Purchases
(25,139)
-
(25,139)

Proceeds from the Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
24,824
-
24,824
Purchases of Loans Held for Investment
(26,713)
26,332
(381)
Net Decrease in Loans Held for Investment
(31,260)
(26,332)
(57,592)
Purchases of Premises and Equipment, net
(1,013)
-
(1,013)
Noncontrolling Interest Contributions
1,838
-
1,838
Net Cash Used In Investing Activities
(234,105)
-
(234,105)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
52,645
-
52,645
Net Decrease in Other Short-Term

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
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
14,198
$
-
$
14,198
Adjustments to Reconcile Net Income to

Provision for Credit Losses
1,724
-
1,724

Depreciation
3,802
-
3,802

Amortization of Premiums, Discounts, and Fees, net
5,053
-
5,053

Amortization of Intangible Assets
80
-
80

Pension Settlement Charges
378
-
378

Originations of Loans Held for Sale
(549,018)
232,646
(316,372)

Proceeds From Sales of Loans Held for Sale
585,476
(232,646)
352,830

Mortgage Banking Revenues
(8,912)
-
(8,912)

Net Additions for Capitalized Mortgage Servicing Rights
360
-
360

Stock Compensation
489
-
489

Net Tax Benefit from

Stock Compensation
(19)
-
(19)

Deferred Income Taxes Benefit
(9,887)
-
(9,887)

Net Change in Operating Leases
(72)
-
(72)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(26)
-
(26)

Net Decrease in Other Assets
3,516
-
3,516

Net Increase in Other Liabilities
22,040
-
22,040
Net Cash Provided By Operating Activities
69,182
-
69,182
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(218,548)
-
(218,548)

Payments, Maturities, and Calls
28,111
-
28,111
Securities Available

for Sale:

Purchases
(37,044)
-
(37,044)

Proceeds from the Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
47,413
-
47,413
Purchases of Loans Held for Investment
(174,779)
158,794
(15,985)
Net Increase in Loans Held for Investment
(130,913)
(158,794)
(289,707)
Proceeds From Sales of Other Real Estate Owned
30
-
30
Purchases of Premises and Equipment, net
(3,322)
-
(3,322)
Noncontrolling Interest Contributions
2,573
-
2,573
Net Cash Used In Investing Activities
(483,114)
-
(483,114)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
73,396
-
73,396
Net Increase in Other Short-Term

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
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
23,803
$
-
$
23,803
Adjustments to Reconcile Net Income to

Provision for Credit Losses
3,878
-
3,878

Depreciation
5,689
-
5,689

Amortization of Premiums, Discounts, and Fees, net
6,618
-
6,618

Amortization of Intangible Assets
120
-
120

Pension Settlement Charge
480
-
480

Originations of Loans Held for Sale
(772,089)
373,048
(399,041)

Proceeds From Sales of Loans Held for Sale
813,267
(373,048)
440,219

Mortgage Banking Revenues
(11,807)
-
(11,807)

Net Additions for Capitalized Mortgage Servicing Rights
570
-
570

Stock Compensation
904
-
904

Net Tax Benefit from

Stock Compensation
(19)
-
(19)

Deferred Income Taxes Benefit
(12,854)
-
(12,854)

Net Change in Operating Leases
(83)
-
(83)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(136)
-
(136)

Net Decrease in Other Assets
3,696
-
3,696

Net Increase in Other Liabilities
12,839
-
12,839
Net Cash Provided By Operating Activities
74,876
-
74,876
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(219,865)
-
(219,865)

Payments, Maturities, and Calls
40,096
-
40,096
Securities Available for

Sale:

Purchases
(41,880)
-
(41,880)

Proceeds from the Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
64,301
-
64,301
Purchases of Loans Held for Investment
(329,481)
313,157
(16,324)
Net Increase in Loans Held for Investment
(113,116)
(313,157)
(426,273)
Proceeds From Sales of Other Real Estate Owned
1,683
-
1,683
Purchases of Premises and Equipment, net
(4,013)
-
(4,013)
Noncontrolling Interest Contributions
2,867
-
2,867
Net Cash Used In Investing Activities
(596,043)
-
(596,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
46,516
-
46,516
Net Increase in Other Short-Term

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
-
$
1,543
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2023
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income

$
13,709
$
-
$
13,709
Adjustments to Reconcile Net Income to

Provision for Credit Losses
3,099
-
3,099

Depreciation
1,969
-
1,969

Amortization of Premiums, Discounts, and Fees, net
1,067
-
1,067

Amortization of Intangible Assets
40
-
40

Originations of Loans Held for Sale
(213,240)
150,495
(62,745)

Proceeds From Sales of Loans Held for Sale
214,545
(150,495)
64,050

Mortgage Banking Revenues
(2,871)
-
(2,871)

Net Additions for Capitalized Mortgage Servicing Rights
(91)
-
(91)

Stock Compensation
536
-
536

Deferred Income Taxes Benefit
(1,170)
-
(1,170)

Net Change in Operating Leases
(3)
-
(3)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,858)
-
(1,858)

Net Increase in Other Assets
(4,349)
-
(4,349)

Net Increase in Other Liabilities
12,471
-
12,471
Net Cash Provided By Operating Activities
23,854
-
23,854
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
8,820
-
8,820
Securities Available for

Sale:

Purchases
(2,017)
-
(2,017)

Payments, Maturities, and Calls
16,559
-
16,559
Purchases of Loans Held for Investment
(121,029)
120,106
(923)
Net Decrease (Increase) in Loans Held for Investment
9,629
(120,106)
(110,477)
Proceeds From Sales of Other Real Estate Owned
2,699
-
2,699
Purchases of Premises and Equipment, net
(1,886)
-
(1,886)
Net Cash Used In Investing Activities
(87,225)
-
(87,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(115,397)
-
(115,397)
Net Decrease in Other Short-Term

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
For the Six Months Ended June 30, 2023
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
27,883
$
-
$
27,883
Adjustments to Reconcile Net Income to

Provision for Credit Losses
5,296
-
5,296

Depreciation
3,927
-
3,927

Amortization of Premiums, Discounts, and Fees, net
2,117
-
2,117

Amortization of Intangible Assets
80
-
80

Pension Settlement Gain
(291)
-
(291)

Originations of Loans Held for Sale
(214,364)
50,191
(164,173)

Proceeds From Sales of Loans Held for Sale
202,848
(50,191)
152,657

Mortgage Banking Revenues
(6,234)
-
(6,234)

Net Additions for Capitalized Mortgage Servicing Rights
(253)
-
(253)

Stock Compensation
764
-
764

Deferred Income Taxes Benefit
(2,849)
-
(2,849)

Net Change in Operating Leases
(3)
-
(3)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,900)
-
(1,900)

Net Decrease in Other Assets
4,593
-
4,593

Net Increase in Other Liabilities
3,815
-
3,815
Net Cash Provided By Operating Activities
25,429
-
25,429
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
18,992
-
18,992
Securities Available for

Sale:

Purchases
(4,634)
-
(4,634)

Payments, Maturities, and Calls
32,490
-
32,490
Purchases of Loans Held for Investment
(201,000)
199,537
(1,463)
Net Decrease (Increase) in Loans Held for Investment
61,293
(199,537)
(138,244)
Proceeds From Sales of Other Real Estate Owned
3,772
-
3,772
Purchases of Premises and Equipment, net
(3,851)
-
(3,851)
Net Cash Used In Investing Activities
(92,938)
-
(92,938)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(150,451)
-
(150,451)
Net Decrease in Other Short-Term

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
-
$
1,442
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2023
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
40,539
$
-
$
40,539
Adjustments to Reconcile Net Income to

Provision for Credit Losses
7,689
-
7,689

Depreciation
5,920
-
5,920

Amortization of Premiums, Discounts, and Fees, net
3,216
-
3,216

Amortization of Intangible Assets
120
-
120

Pension Settlement Gain
(291)
-
(291)

Originations of Loans Held for Sale
(222,575)
(23,623)
(246,198)

Proceeds From Sales of Loans Held for Sale
223,543
23,623
247,166

Mortgage Banking Revenues
(8,072)
-
(8,072)

Net Additions for Capitalized Mortgage Servicing Rights
(392)
-
(392)

Stock Compensation
1,110
-
1,110

Deferred Income Taxes Benefit
(2,464)
-
(2,464)

Net Change in Operating Leases
(12)
-
(12)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(1,915)
-
(1,915)

Net Decrease in Other Assets
8,207
-
8,207

Net Increase in Other Liabilities
1,069
-
1,069
Net Cash Provided By Operating Activities
55,692
-
55,692
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
28,159
-
28,159
Securities Available for

Sale:

Purchases
(9,399)
-
(9,399)

Proceeds from the Sale of Securities
30,420
-
30,420

Payments, Maturities, and Calls
53,045
-
53,045
Purchases of Loans Held for Investment
(295,360)
293,111
(2,249)
Net Decrease (Increase) in Loans Held for Investment
132,105
(293,111)
(161,006)
Proceeds From Sales of Other Real Estate Owned
3,840
-
3,840
Purchases of Premises and Equipment, net
(5,459)
-
(5,459)
Net Cash Used In Investing Activities
(62,649)
-
(62,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(398,872)
-
(398,872)
Net Decrease in Other Short-Term

Borrowings
(15,097)
-
(15,097)
Repayment of Other Long-Term

Borrowings
(149)
-
(149)
Dividends Paid
(9,518)
-
(9,518)
Payments to Repurchase Common Stock
(3,121)
-
(3,121)
Issuance of Common Stock Under Compensation Plans
562
-
562
Net Cash Provided By Financing Activities
(426,195)
-
(426,195)
NET DECREASE IN CASH AND CASH EQUIVALENTS
(433,152)
-
(433,152)
Cash and Cash Equivalents at Beginning of Period

600,650
-
600,650
Cash and Cash Equivalents at End of Period

$
167,498
$
-
$
167,498
Supplemental Cash Flow Disclosures:

Interest Paid
$
15,026
$
-
$
15,026

Income Taxes Paid
$
7,395
$
-
$
7,395
Noncash Investing and Financing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
1,495
$
-
$
1,495
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.

Controls and Procedures
Evaluation of Disclosure Controls

and Procedures

for 2023
.

At December 31, 2023, the end of the period covered by this
Annual Report on Form 10-K, our management, including our Chief

Executive Officer and Chief Financial Officer,

evaluated the
effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).
Based upon that evaluation, our Chief Executive Officer

and Chief Financial Officer each concluded that our disclosure controls and procedures were ineffective as of December 31, 2023 due to the identification of the material weakness discussed in
“Existence of Material Weakness

as of December 31, 2023” below.

Evaluation of Disclosure Controls

and Procedures

for 2022
. As discussed in Part III, Item 9A, of the Company’s

Annual Report
on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on December

22, 2023 (the “2022 Form 10-K/A”), our
management, including our Chief Executive Officer

and Chief Financial Officer, after re-assessing

the effectiveness of our
disclosure controls and procedures, concluded that our disclosure controls and procedures were ineffective as of December 31,
2022 due to the identification of the material weakness discussed in “Existence of Material Weakness as of

December 31, 2023”
below.
Evaluation of Disclosure Controls

and Procedures

for 2021
. At December 31, 2021, the end of the period covered by the
Company’s Annual Report

on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022 (the “2021
Form 10-K”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated

the effectiveness of
our disclosure controls and procedures. Based upon that evaluation, at the time the 2021 Form 10-K was filed, our Chief
Executive Officer and Chief Financial Officer

each concluded that at December 31, 2021, we maintained effective disclosure
controls and procedures. Subsequent to that evaluation, management conducted a reevaluation, concluding that our disclosure
controls and procedures were ineffective as of December 31,

2021 due to the identification of the material weakness discussed in
“Existence of Material Weakness

as of December 31, 2023” below.
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

Sponsoring Organizations of the Treadway

Commission
(2013 framework) (the COSO criteria).

Based on this evaluation under the framework in Internal Control -

Integrated
Framework, our management has concluded that our internal control over financial reporting, as such term is defined in Exchange
Act Rule 13a-15(f), was ineffective as of December 31, 2023 due to the identification of the material weakness discussed below.
As discussed in Part III, Item 9A, of the 2022 Form 10-K/A, management conducted a reevaluation under the framework in
Internal Control - Integrated Framework as of December 31, 2022 and

concluded that our internal control over financial reporting was ineffective as of December 31, 2022 due to the identification of the material weakness discussed in “Existence of Material
Weakness as of December

31, 2023” below. At the

time the 2021 Form 10-K was filed, under the framework in Internal Control -
Integrated Framework, our management concluded that we maintained effective internal control over financial reporting as of
December 31, 2021. Subsequent to that evaluation, management conducted a reevaluation, concluding that our internal control
over financial reporting was ineffective as of December 31,

2021 due to the identification of the material weakness discussed in
“Existence of Material Weakness

as of December 31, 2023” below.

Existence of Material Weakness

as of December 31, 2023

A material weakness is a deficiency,

or a combination of deficiencies, in internal control over financial reporting such that there is
a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be
prevented or detected on a timely basis. As a result of the material weakness noted

below, management has

concluded that our
internal control over financial reporting was not effective

as of December 31, 2023. Based on management’s

assessment
described above, the Company’s

control over the review of significant inter-company

mortgage loan sales and servicing
transactions was not designed effectively.

Specifically, its management

review control over the completeness and accuracy of
elimination entries in its consolidation process was not designed effectively as it was not sufficiently precise to identify all of the
necessary elimination entries between CCB and its subsidiary,

CCHL. The material weakness resulted in the restatement of the
Company’s consolidated

financial statements as of and for the year ended December 31, 2022 and the restatement of the
Company’s Consolidated

Statement of Cash Flows for the year ended December 31, 2021.

Remediation Plan
Since identifying the material weakness described above, management,

with oversight from the Audit Committee and input from
the Board of Directors, has devoted substantial resources to the ongoing implementation of remediation efforts. These
remediation efforts, summarized below are intended to

address both the identified material weakness and to enhance the
Company’s overall internal

control over financial reporting and disclosure controls and procedures. Based on additional
procedures and post-closing review,

management concluded that the Consolidated Financial Statements included in this report
present fairly, in all material

respects, our financial position, results of operations, and cash flows for the periods presented, in
conformity with GAAP.
The internal control and procedural enhancements and remedial actions that have been implemented include:
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
The Company implemented the internal control and procedural enhancements noted above during the fourth quarter of 2023 to
remediate the material weakness. The material weakness cannot be considered remediated until the applicable controls have
operated for a sufficient period of time and management has concluded,

through testing, that these controls are designed and
operating effectively.

Accordingly, management

will continue to monitor and evaluate the effectiveness of our internal control over financial reporting and the disclosure controls and procedures.
FORVIS, LLP,

an independent registered public accounting firm, has audited our consolidated financial statements as of and for
the year ended December 31, 2023, and adversely opined as to the effectiveness of internal control over financial reporting at
December 31, 2023, as stated in its report, which is included herein on page 141.
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

Capital City Bank Group, Inc.’s (the “Company”)

internal control over financial reporting as of December 31,
2023, based on criteria established in Internal Control – Integrated Framework:

(2013) issued by the Committee of Sponsoring
Organizations of the Treadway

Commission (COSO).
A material weakness is a deficiency,

or a combination of deficiencies, in internal control over financial reporting,

such that there
is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be
prevented or detected on a timely basis. The following material weakness has been identified and included in management’s
assessment.

●
The Company's control over the review of significant inter-company mortgage loan sales and servicing transactions did
not operate effectively.

Specifically, its management

review control over the completeness and accuracy of elimination entries in its consolidation process was not designed effectively,

as it was not sufficiently precise to identify all of the
necessary elimination entries between Capital City Bank and its subsidiary,

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

March 13, 2024, on those
consolidated financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control
criteria, the Company has not maintained effective internal

control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013)

issued by the COSO.
We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the years
in the three-year period ended December 31, 2023, and our report dated March

13, 2024, expressed an unqualified opinion on
those consolidated financial statements.
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
We conducted

our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the
audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all
material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk
that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the
assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We
believe that our audit provides a reasonable basis for our opinion.
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

Little Rock, Arkansas
March 13, 2024

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

Proxy Statement relating to its
Annual Meeting of Shareowners to be held on April 23, 2024.
Item 11.

Executive Compensation
Incorporated herein by reference to the sections entitled “Compensation

Discussion and Analysis,” “Executive Compensation,”
and “Director Compensation” in the Registrant’s

Proxy Statement relating to its Annual Meeting of Shareowners to be held on
April 23, 2024.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Shareowners Matters.

Information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections
captioned “Share Ownership” and “Equity Compensation Plan Information”

in the Registrant’s Proxy Statement relating to its
Annual Meeting of Shareowners to be held on April 23, 2024.

Item 13.

Certain Relationships and Related Transactions,

and Director Independence
Incorporated herein by reference to the sections entitled “Transactions

With Related Persons” and “Corporate Governance

at
Capital City” in the Registrant’s Proxy

Statement relating to its Annual Meeting of Shareowners to be held on

April 23, 2024.

Item 14.

Principal Accountant Fees and Services
Incorporated herein by reference to the section entitled “Audit Committee Matters”

in the Registrant’s Proxy Statement

relating to
its Annual Meeting of Shareowners to be held on April 23, 2024.

PART

IV
Item 15.

Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at the End of Fiscal Years

2023 and 2022

Consolidated Statements of Income for Fiscal Years

2023, 2022, and 2021

Consolidated Statements of Comprehensive Income for Fiscal Years

2023, 2022, and 2021
Consolidated Statements of Changes in Shareowners’ Equity for

Fiscal Years

2023, 2022, and 2021

Consolidated Statements of Cash Flows for Fiscal Years

2023, 2022, and 2021

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
Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted.

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
10.4
Capital City Bank Group, Inc. Supplemental Executive Retirement Plan II - incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q (filed 8/3/2020) (No. 0-13358).
10.5
Form of Participant Agreement for Long-Term Incentive Plan – incorporated herein by reference to
Exhibit 10.6 of the Registrant’s Form 10-K (filed 3/1/2023)(No.0-13358).

14
Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial
Officers - incorporated herein by reference to Exhibit 14 of the Registrant's Form 8-K (filed 3/11/05)
(No. 0-13358).
21
Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2023.**
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
97
Clawback Policy
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

Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on March 13, 2024, on its behalf by the undersigned, thereunto duly authorized.
CAPITAL CITY

BANK GROUP,

INC.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2024 by the
following persons in the capacities indicated.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on March 13, 2024, on its behalf by the undersigned, thereunto duly authorized.
Directors:

/s/ Robert Antoine

/s/ William Eric Grant

Robert Antoine

William Eric Grant

/s/ Thomas A. Barron

/s/ Laura L. Johnson

Thomas A. Barron

Laura L. Johnson

/s/ William F.

Butler

/s/ John G. Sample, Jr.

William F.

Butler

John G. Sample, Jr

/s/ Stanley W. Connally,

Jr.

/s/ William G. Smith, Jr.

Stanley W.

Connally, Jr

William G. Smith, Jr.
/s/ Marshall M. Criser III /s/ Ashbel C. Williams

Marshall M. Criser III

Ashbel C. Williams
/s/ Kimberly A. Crowell /s/ Bonnie Davenport

Kimberly A. Crowell

Bonnie Davenport