Form 10-K/A
period 2023-12-31
CAPITAL CITY BANK GROUP INC
filed 2024-07-12
CIK 726601

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
Class Outstanding at June 28, 2024
Common Stock, $0.01 par value per share
16,941,553
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners held on April 23, 2024, are incorporated by reference in Part III.

CAPITAL CITY BANK

GROUP,

INC.
ANNUAL REPORT FOR 2023 ON FORM 10-K/A
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

Financial Statements and Supplementary Data
69
Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
141
Item 9A.

Controls and Procedures
141
Item 9B.

Other Information
145

PART

III

Item 10.

Directors, Executive Officers, and Corporate Governance
146
Item 11.

Executive Compensation
146
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
146
Item 13.

Certain Relationships and Related Transactions, and Director Independence
146
Item 14.

Principal Accountant Fees and Services
146

PART

IV

Item 15.

Exhibits and Financial Statement Schedules
147
Item 16.

Form 10-K/A Summary
148
Signatures
149

EXPLANATORY NOTE
Capital City Bank Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form
10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2024 (the “Original Form 10-K”).
Except as described below, no other information included in the Original Form 10-K is being amended or updated by this
Amendment and this Amendment does not purport to reflect any information or events subsequent to the filing of the Original
Form 10-K.
Restatement Background
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2024, in preparation of its financial statements for the first quarter of 2024, the Company identified changes needed in preparing its consolidated financial statements, specifically its Consolidated Statement of Cash Flows related to certain construction/permanent loan sales. As a result, as further discussed below, the Company’s Consolidated Statements of Cash Flows for the following periods (collectively, the “Impacted Statements of Cash Flows”) should no longer be relied upon: (1) years ended December 31, 2023, 2022, and 2021,
(2) the three-month periods ended March 31, 2023 and 2022, (3) the six-month periods ended June 30, 2023 and 2022, and (4) the nine-month periods ended September 30, 2023 and 2022.
Company management, after consultation and discussion with the Audit Committee of the Board of Directors of the Company
and the Company’s independent registered public accounting firm, Forvis Mazars, LLP, determined that the Impacted Statements of Cash Flows should no longer be relied upon. The Company has not filed and does not intend to file amendments to the
Company’s previously filed Quarterly Reports on Form 10-Q containing any of the Impacted Statements of Cash Flow or the
Company’s Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021. This Form 10-K/A contains restatements of the Impacted Statements of Cash Flows. Accordingly, investors and others should rely on the financial information and other disclosures regarding the affected period as disclosed in this Form 10-K/A and in the Company’s future filings with the SEC (as applicable). For additional information, see “Part II – Item 8. Financial Statements and Supplementary –
Note 1 – Restatement of Previously Issued Consolidated Financial Statements” in this Form 10-K/A.
This Form 10-K/A also amends and restates the following items included in the Original Form 10-K as appropriate to reflect the restatement and revision of the relevant items: Cover Page; Item 8. Financial Statements and Supplementary Data; Item 9A.
Controls and Procedures: Part III, Items 10 through 14; and Item 15. Exhibits and Financial Statement Schedules. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer
(attached as Exhibits 31.1, 31.2, 32.1, and 32.2). This Form 10-K/A also contains a modified report from Forvis Mazars on the consolidated financial statements for years ended December 31, 2023, 2022 and 2021, a modified Forvis Mazars opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, 2022 and 2021, and a new consent of Forvis Mazars (attached as Exhibit 23.1).
The Company is also filing this Amendment to check the box on the cover page of this Amendment following “Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).” The
Company has conducted such analysis and has determined that the previously mentioned changes affecting the Impacted
Statements of Cash Flows does not impact related performance metrics used for executive management’s compensation, and therefore that no recovery of incentive-based compensation was required. For additional information, see “Part III – Item 11.
Executive Compensation” in this Form 10-K/A.
Except as discussed above and as further described herein, the Company has not modified or updated the disclosures presented in the Original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Form
10-K or modify or update those disclosures affected by any such subsequent events. Information not affected by the restatements reflects disclosures made at the time of the filing of the Original Form 10-K. Forward-looking statements included in this Form
10-K/A represent management’s views as of the date of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter. This Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendment to those filings.

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

Discussion and Analysis on page 43 and our consolidated financial statements on page 72.
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
Please refer to the Section entitled “Business – Regulatory Considerations”

on page 12.
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

December 31,

2022 and

our

Form 10-Q/A

filings for

March

31,
2023

and

June

30,

2023,

each

of

which

were

filed

with

the

SEC

on

December

22,

2023.

As

a

result,

we

have

incurred
unanticipated costs for

accounting and legal

fees in connection

with the restatements

and become subject

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

See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business
section on page 14 and 16, Item 1A. “Market Risks” in the Risk Factors section on page 22, Item 7. “Liquidity and Capital
Resources – Dividends” – in Management’s

Discussion and Analysis of Financial Condition and Operating Results on page

66
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
Less: Goodwill and Other Intangibles (GAAP) 92,933 93,093 93,253
Tangible Assets (non-GAAP) B $ 4,211,544 $ 4,426,130 $ 4,170,596
Tangible Common Equity Ratio (non-GAAP) A/B 8.26% 6.65% 6.95%
Actual Diluted Shares Outstanding (GAAP) C 17,000,758 17,039,401 16,935,389
Tangible Book Value

per Diluted Share (non-GAAP)
A/C 20.45 17.27 17.12

Item 7.
Management’s

Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion

and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that
have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial
Statements and related notes included in the Annual Report on Form 10-K/A.

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
referred to as “CCBG,” “Company,”

“we,” “us,” or “our.”
CAUTION CONCERNING FORWARD

-LOOKING STATEMENTS
This Annual Report on Form 10-K/A, including this MD&A section, contains

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
“could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect

,” “intend,” “plan,” “target,” “vision,” “goal,” and similar expressions are intended to identify forward-looking statements.
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

Please see the section captioned “About Us” beginning on
page 6 for more detailed information about our business.
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

on these dates.

For a detailed discussion of our regulatory capital requirements, refer to the “Regulatory Considerations – Capital Regulations” section on page 17.

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
CONSOLIDATED FINANCIAL

STATEMENTS
PAGE

70 Report of Independent Registered Public Accounting Firm

72 Consolidated Statements of Financial Condition

73 Consolidated Statements of Income

74 Consolidated Statements of Comprehensive Income

75 Consolidated Statements of Changes in Shareowners’ Equity

76 Consolidated Statements of Cash Flows

78 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareowners,

Board of Directors and Audit Committee

Capital City Bank Group, Inc.
Tallahassee, Florida
Opinion on the Consolidated Financial Statements
We have audited

the accompanying consolidated statements of financial condition of Capital City Bank

Group, Inc. (Company) as
of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareowners’
equity, and cash flows

for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly,

in all material
respects, the financial position of the Company as of December 2023 and 2022,

and the results of its operations and its cash flows
for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally
accepted in the United States of America.
We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(PCAOB), the Company’s

internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework: (2013), issued by the Committee of

Sponsoring Organizations of the Treadway
Commission, and our report dated March 13, 2024 (except as to the effects of the material weakness described in Management’s
Annual Report on Internal Control over Financial Reporting (as revised), as to which the date is July 12, 2024), expressed an
adverse opinion on the effectiveness of the Company’s

internal control over financial reporting because of a material weakness described in Management’s

Annual Report on Internal Control over Financial Reporting.

Restatement of Previously Issued Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2023,

2022, and 2021 consolidated statements of cash flows
have been restated to correct a misstatement.
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
Critical Audit Matter
The critical audit matter communicated below arises from the current-period audit of the financial statements that were
communicated or required to be communicated to the audit committee and that: 1) relate to accounts or disclosures that are
material to the financial statements and 2) involved our especially challenging,

subjective, or complex judgments. The
communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and
we are not, by communicating the critical audit matter below,

providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
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

As more fully described in Notes 1, 2, 3 and 21 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the statement of financial condition date for existing financial instruments held at
amortized cost and off-balance sheet exposures, such as unfunded loan commitments, lines of credit and other unused
commitments that are not unconditionally cancelable by the Company.
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
●
Evaluated credit quality trends in delinquencies, non-accruals, charge

-offs and loan risk ratings.
●
Tested estimated utilization

rate of unfunded loan commitments.
●
Evaluated

documentation

prepared

to

assess

the

methodology

utilized

in

the

ACL

calculation

for

securities

for
reasonableness.
Forvis Mazars, LLP
We have served

as the Company’s auditor since 2021.
Little Rock, Arkansas
March 13, 2024 (except as to the effects of the restatement

discussed in Note 1, as to which the date is July 12, 2024)

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

CAPITAL CITY BANK GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
For the Years Ended

December 31,
(As Restated) (As Restated) (As Restated)
(Dollars in Thousands) 2023 2022 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Common Shareowners $
52,258
$
33,412
$
33,396
Adjustments to Reconcile Net Income to Cash From Operating Activities:

Provision for Credit Losses
9,714
7,494
(1,553)

Depreciation
7,918
7,596
7,607

Amortization of Premiums, Discounts, and Fees, net
4,221
7,772
14,072

Amortization of Intangible Assets
160
160
107

Gain on Securities Transactions
3
-
-

Pension Settlement (Gain) Charges
(291)
2,321
3,072

Originations of Loans Held for Sale
(406,803)
(390,191)
(1,228,946)

Proceeds From Sales of Loans Held for Sale
404,332
437,907
1,349,124

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
(1,029)
(8,636)
10,885

Net (Decrease) Increase in Other Liabilities
(4,452)
8,837
(7,846)

Net Cash Provided By Operating Activities
54,782
92,692
122,170
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(1,483)
(219,865)
(251,525)

Payments, Maturities, and Calls
36,600
55,314
78,544
Securities Available for Sale:

Purchases
(8,379)
(52,238)
(523,961)

Proceeds from the Sale of Securities
30,420
3,365
495

Payments, Maturities, and Calls
62,861
81,596
178,425
Equity Securities:

Purchases
(13,566)
-
-

Net Decrease in Equity Securities
10,127
-
-
Purchases of Loans Held for Investment
(2,488)
(16,753)
(20,209)
Proceeds from Sales of Loans
47,314
104,475
92,360
Net Increase in Loans Held for Investment
(226,896)
(720,670)
(10,061)
Net Cash Paid for Acquisitions
-
-
(4,482)
Proceeds From Sales of Other Real Estate Owned
3,995
2,406
4,502
Purchases of Premises and Equipment, net
(7,046)
(6,322)
(5,193)
Noncontrolling Interest Contributions
-
2,867
7,139
Net Cash Used In Investing Activities
(68,541)
(765,825)
(453,966)
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
600,650
1,035,354
928,549
Cash and Cash Equivalents at End of Year $
312,067
$
600,650
$
1,035,354
Supplemental Cash Flow Disclosures:

Interest Paid
$
21,775
$
6,586
$
3,547

Income Taxes Paid
$
9,118
$
7,466
$
16,339
Supplemental Noncash Items:

Loans Transferred from Held for Investment to Held for Sale, net
$
35,745
$
108,798
$
98,081

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

The Company has evaluated subsequent events for
potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on
Form 10-K/A were filed with the United States Securities and Exchange

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
Restatement of Previously Issued Consolidated Financial

Statements

Restated herein are the Company’s

Impacted Statements of Cash Flows for the years ended December 31, 202

3, December 31,
2022 and December 31, 2021 and for each of the three month periods ended

March 31, 2023 and 2022, six month periods ended
June 30, 2023 and 2022 and nine month periods ended September 30, 2023 and 2022.

Prior Restatement Background
On December 22, 2023, the Company filed a Form 10-K/A for the year ended December 31, 2022 to amend and restate certain
items related to inter-company transactions between

its subsidiaries, CCHL and CCB, involving residential mortgage loan purchases that were not properly recorded. The material impact to Consolidated

Statements of Income, Consolidated Statements
of Financial Condition and various key performance indicators resulted in a restatement of the Company’s financial

statements for
the year ended December 31, 2022, and the three, six and nine months ended

March 31, 2022 and 2023, June 30, 2022 and 2023,
and September 30, 2022, respectively (collectively,

the “Original Restated Financial Statements”). As part of the Company’s assessment of the misstatements noted in the Form 10-K/A filed December

22, 2023, it was concluded that the impact of the inter-
company loan sale and participation transactions was immaterial to the consolidated financial statements for the year ended
December 31, 2021.

In connection with the preparation of the Company’s

consolidated financial statements for the year ended December 31, 2023, the
Company concluded that it had not appropriately eliminated intercompany loan sale and participations transactions from the
Consolidated Statements of Cash Flows for the years ended December

31, 2022 and 2021 in the Original Restated Financial
Statements.

On March 13, 2024, the Company filed its Form 10-K for the year ended December

31, 2023 including restatements
of the Consolidated Statements of Cash Flows for the years ended

December 31, 2022 and 2021 (“collectively,

the “Subsequently
Restated Financial Statements”).

The Subsequently Restated Financial Statements had no impact on the Company’s Consolidated
Statements of Financial Condition, Consolidated Statements of

Income, Consolidated Statements of Comprehensive Income,
Consolidated Statements in Changes in Shareowners’ Equity or the Notes to

the Consolidated Financial Statements.
Description of Current Misstatements
In connection with the preparation of the Company’s

financial statements for the first quarter of 2024, the Company identified changes needed in preparing its consolidated financial statements, specifically,

its Consolidated Statement of Cash Flows, related
to certain construction/permanent loan sales.

These changes require restatements

of the Impacted Statements of Cash Flows in
both the Original Restated Financial Statements and Subsequently Restated Financial

Statements to correct misstatements of the
following line items within the Impacted Statements of Cash Flows:
Within the Cash Flows from Operating Activities

section:
● An understatement of $
100.1

million, overstatement of $
47.6

million and overstatement $
33.8

million for Originations of
Loans Held for Sale for the years ended December 31, 2023, 2022 and 2021,

respectively.
● An understatement of $
88.5

million, overstatement of $
37.5

million and overstatement of $
27.6

million for Proceeds
from Sales of Loans Held for Sale for the years ended December 31, 2023, 2022 and 2021, respectively.
● An overstatement of $
11.6

million, understatement of $
10.2

million and understatement of $
6.2

million for Net Cash
Provided by Operating Activities for the years ended December 31, 2023,

2022 and 2021, respectively.

Within the Cash Flows from Investing Activities

section:
● An understatement of $
35.7

million, understatement of $
114.7

million, and overstatement of $
98.6

million for Net
(Increase) Decrease in Loans Held for Investment for the years ended

December 31, 2023, 2022 and 2021, respectively.
● An understatement of $
47.3

million, $
104.5

million, and $
92.4

million for Proceeds From Sales of Loans for the years
ended December 31, 2023, 2022 and 2021, respectively.
● An overstatement of $
11.6

million, understatement of $
10.2

million and understatement $
6.2

million for Net Cash Used
in Investing Activities for the years ended December 31, 2023, 2022 and 2021, respectively.

Within the Supplemental Noncash Items section:
●
Disclosure of noncash activity related to Loans Transferred

from Loans Held for Investment to Loans Held for Sale, net
for the years ended December, 31, 2023, 2022

and 2021 which totaled $
35.7

million, $
108.8

million, and $
98.1

million,
respectively.
The impacts of the restatement for the years ended December 31, 2023,

2022 and 2021 as described above are reflected in the
Impacted Statements of Cash Flows and had no impact on the Consolidated

Statements of Financial Condition, Consolidated
Statements of Income, Consolidated Statements of Comprehensive Income,

Consolidated Statements in Changes in Shareowners’
Equity or the Notes to the Consolidated Financial Statements. The impacts of the restatement for each of the interim periods are
presented in Note 24, Restated Interim Consolidated

Statements of Cash Flows (Unaudited).
Description of Current Restatement Tables

The following tables present the amounts previously reported and a reconciliation of the restatement amounts reported on the
restated Consolidated Statement of Cash Flows for the years ended

December 31, 2023, December 31, 2022 and December 31,
2021. The amounts previously reported were derived from the Company’s

Annual Report on Form 10-K for the year ended
December 31, 2023 filed with the SEC on March 13, 2024.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENT

OF CASH FLOWS
For the Year

Ended December 31, 2023
(Dollars in Thousands)
As Previously
Reported
Restatement
Impact
As Restated
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
52,258
$
-
$
52,258
Adjustments to Reconcile Net Income to

Provision for Credit Losses
9,714
-
9,714

Depreciation
7,918
-
7,918

Amortization of Premiums, Discounts, and Fees, net
4,221
-
4,221

Amortization of Intangible Assets
160
-
160
Gain on Securities Transactions
3
-
3

Pension Settlement Gain
(291)
-
(291)

Originations of Loans Held-for-Sale
(306,714)
(100,089)
(406,803)

Proceeds From Sales of Loans Held-for-Sale
315,812
88,520
404,332

Mortgage Banking Revenues
(10,400)
-
(10,400)

Net Additions for Capitalized Mortgage Servicing Rights
419
-
419

Stock Compensation
1,237
-
1,237

Net Tax Benefit From Stock-Based

Compensation
(48)
-
(48)

Deferred Income Taxes Benefit
(483)
-
(483)

Net Change in Operating Leases
79
-
79

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(2,053)
-
(2,053)

Net Increase in Other Assets
(1,029)
-
(1,029)

Net Decrease in Other Liabilities
(4,452)
-
(4,452)
Net Cash Provided By Operating Activities
66,351
(11,569)
54,782
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(1,483)
-
(1,483)

Payments, Maturities, and Calls
36,600
-
36,600
Securities Available for

Sale:

Purchases
(8,379)
-
(8,379)

Proceeds from Sale of Securities
30,420
-
30,420

Payments, Maturities, and Calls
62,861
-
62,861
Equity Securities

Purchases
(13,566)
-
(13,566)

Net Decrease in Equity Securities
10,127
-
10,127
Purchase of loans held for investment
(2,488)
-
(2,488)
Net Increase in Loans Held for Investment
(191,151)
(35,745)
(226,896)
Proceeds from Sales of Loans
-
47,314
47,314
Proceeds From Sales of Other Real Estate Owned
3,995
-
3,995
Purchases of Premises and Equipment, net
(7,046)
-
(7,046)
Net Cash Used In Investing Activities
(80,110)
11,569
(68,541)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(237,495)
-
(237,495)
Net Decrease in Other Short-Term

Borrowings
(21,452)
-
(21,452)
Repayment of Other Long-Term

Borrowings
(199)
-
(199)
Dividends Paid
(12,905)
-
(12,905)
Payments to Repurchase Common Stock
(3,710)
-
(3,710)
Issuance of Common Stock Under Compensation Plans
937
-
937
Net Cash Provided By Financing Activities
(274,824)
-
(274,824)
NET DECREASE IN CASH AND CASH EQUIVALENTS
(288,583)
-
(288,583)
Cash and Cash Equivalents at Beginning of Period

600,650
-
600,650
Cash and Cash Equivalents at End of Period

$
312,067
$
-
$
312,067
Supplemental Cash Flow Disclosures:

Interest Paid
$
21,775
$
-
$
21,775

Income Taxes Paid
$
9,118
$
-
$
9,118
Supplemental Noncash Items

Loans Transferred from Held for Investment to Held for Sale, net
$
-
$
35,745
$
35,745

Loans and Premises Transferred to Other Real Estate Owned
$
1,512
$
-
$
1,512
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
7,596
-
7,596

Amortization of Premiums, Discounts, and Fees, net
7,772
-
7,772

Amortization of Intangible Assets
160
-
160

Pension Settlement Charge
2,321
-
2,321

Originations of Loans Held-for-Sale
(437,827)
47,636
(390,191)

Proceeds From Sales of Loans Held-for-Sale
475,359
(37,452)
437,907

Mortgage Banking Revenues
(11,909)
-
(11,909)

Net Additions for Capitalized Mortgage Servicing Rights
726
-
726

Stock Compensation
1,630
-
1,630

Net Tax Benefit From Stock-Based

Compensation
(27)
-
(27)

Deferred Income Taxes Benefit
(3,870)
-
(3,870)

Net Change in Operating Leases
(108)
-
(108)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(422)
-
(422)

Net Increase in Other Assets
(8,636)
-
(8,636)

Net Decrease in Other Liabilities
8,837
-
8,837
Net Cash Provided By Operating Activities
82,508
10,184
92,692
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(219,865)
-
(219,865)

Payments, Maturities, and Calls
55,314
-
55,314
Securities Available for

Sale:

Purchases
(52,238)
-
(52,238)

Proceeds from Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
81,596
-
81,596
Purchase of loans held for investment
(16,753)
-
(16,753)
Net Increase in Loans Held for Investment
(606,011)
(114,659)
(720,670)
Proceeds From Sales of Loans
-
104,475
104,475
Proceeds From Sales of Other Real Estate Owned
2,406
-
2,406
Purchases of Premises and Equipment, net
(6,322)
-
(6,322)
Noncontrolling interest contributions received
2,867
-
2,867
Net Cash Used In Investing Activities
(755,641)
(10,184)
(765,825)
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

1,035,354
-
1,035,354
Cash and Cash Equivalents at End of Period

$
600,650
$
-
$
600,650
Supplemental Cash Flow Disclosures:

Interest Paid
$
6,586
$
-
$
6,586

Income Taxes Paid
$
7,466
$
-
$
7,466
Supplemental Noncash Items

Loans Transferred from Held for Investment to Held for Sale, net
$
-
$
108,798
$
108,798

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
7,607
-
7,607

Amortization of Premiums, Discounts, and Fees, net
14,072
-
14,072

Amortization of Intangible Assets
107
-
107

Pension Settlement Charge
3,072
-
3,072

Originations of Loans Held-for-Sale
(1,262,746)
33,800
(1,228,946)

Proceeds From Sales of Loans Held-for-Sale
1,376,678
(27,554)
1,349,124

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
(7,846)
-
(7,846)
Net Cash Provided By Operating Activities
115,924
6,246
122,170
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(251,525)
-
(251,525)

Payments, Maturities, and Calls
78,544
-
78,544
Securities Available for

Sale:

Purchases
(523,961)
-
(523,961)

Proceeds from Sale of Securities
495
-
495

Payments, Maturities, and Calls
178,425
-
178,425
Purchase of loans held for investment
(20,209)
-
(20,209)
Net Decrease (Increase) in Loans Held for Investment
88,545
(98,606)
(10,061)
Proceeds from Sales of Loans
-
92,360
92,360
Net Cash Paid for Acquisitions
(4,482)
-
(4,482)
Proceeds From Sales of Other Real Estate Owned
4,502
-
4,502
Purchases of Premises and Equipment, net
(5,193)
-
(5,193)
Noncontrolling interest contributions received
7,139
-
7,139
Net Cash Used In Investing Activities
(447,720)
(6,246)
(453,966)
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

928,549
-
928,549
Cash and Cash Equivalents at End of Period

$
1,035,354
$
-
$
1,035,354
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,547
$
-
$
3,547

Income Taxes Paid
$
16,339
$
-
$
16,339
Supplemental Noncash Items:

Loans Transferred from Held for Investment to Held for Sale, net
$
-
$
98,081
$
98,081

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

Considerations – Capital Regulations” section on page 17.
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
42,737
25,768
39,718
Cash and Due from Subsidiary Bank at End of Year $
54,004
$
42,737
$
25,768
Note 24
RESTATED

INTERIM CONSOLIDATED

STATEMENTS

OF CASH FLOWS (UNAUDITED)
As further described in Note 1, the Impacted Statements of Cash Flows for each of the three-month periods ended March 31, 2023
and 2022, six-month periods ended June 30, 2023 and 2022, and nine-month periods ended September 30, 2023 and 2022 have
been restated and are reflected in the tables that follow.

See “Restatement of Previously Issued Consolidated Financial
Statements” in Note 1.

The unaudited interim Consolidated Statements of Cash Flows reflect all adjustments that are,

in the
opinion of management, necessary for a fair statement of the cash flows for the interim periods presented.

Restated amounts are
computed independently for each interim period presented; therefore, the sum of the interim amounts may not equal the total
amount for the respective year due to rounding.

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
1,907
3,802
5,689

Amortization of Premiums, Discounts, and Fees, net
2,610
5,053
6,618

Amortization of Intangible Assets
40
80
120

Pension Settlement Charge
209
378
480

Originations of Loans Held-for-Sale
(162,448)
(268,058)
(343,899)

Proceeds From Sales of Loans Held-for-Sale
174,153
307,349
390,756

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
22,200
72,015
80,555
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
(96,732)
(359,417)
(520,473)
Proceeds from Sales of Loans
37,766
66,877
88,521
Proceeds From Sales of Other Real Estate Owned
-
30
1,683
Purchases of Premises and Equipment, net
(1,013)
(3,322)
(4,013)
Noncontrolling interest contributions received
1,838
2,573
2,867
Net Cash Used In Investing Activities
(235,479)
(485,947)
(601,722)
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

1,035,354
1,035,354
1,035,354
Cash and Cash Equivalents at End of Period

$
868,428
$
694,524
$
570,365
Supplemental Cash Flow Disclosures:

Interest Paid
$
715
$
1,617
$
3,588

Income Taxes Paid
$
20
$
3,765
$
6,410
Supplemental Noncash Items:

Loans Transferred from Held for Investment to Held for Sale, net
$
37,973
$
67,324
$
89,836

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
1,969
3,927
5,920

Amortization of Premiums, Discounts, and Fees, net
1,067
2,117
3,216

Amortization of Intangible Assets
40
80
120

Pension Settlement Charge
-
(291)
(291)

Originations of Loans Held-for-Sale
(75,626)
(203,266)
(308,263)

Proceeds From Sales of Loans Held-for-Sale
73,706
191,180
303,731

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
20,629
24,859
50,192
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
8,820
18,992
28,159
Securities Available for

Sale:

Purchases
(2,017)
(4,634)
(9,399)

Proceeds from Sale of Securities
-
-
30,420

Payments, Maturities, and Calls
16,559
32,490
53,045
Purchase of loans held for investment
(923)
(1,463)
(2,249)
Net Increase in Loans Held for Investment
(127,336)
(164,319)
(194,631)
Proceeds from Sales of Loans
20,084
26,645
39,125
Proceeds From Sales of Other Real Estate Owned
2,699
3,772
3,840
Purchases of Premises and Equipment, net
(1,886)
(3,851)
(5,459)
Net Cash Used In Investing Activities
(84,000)
(92,368)
(57,149)
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

600,650
600,650
600,650
Cash and Cash Equivalents at End of Period

$
387,952
$
368,808
$
167,498
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,723
$
8,720
$
15,026

Income Taxes Paid
$
7,466
$
3,860
$
7,395
Supplemental Noncash Items:

Loans Transferred from Held for Investment to Held for Sale, net
$
16,859
$
26,076
$
33,625

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
1,907
-
1,907

Amortization of Premiums, Discounts, and Fees, net
2,610
-
2,610

Amortization of Intangible Assets
40
-
40

Pension Settlement Charges
209
-
209

Originations of Loans Held for Sale
(177,933)
15,485
(162,448)

Proceeds From Sales of Loans Held for Sale
188,264
(14,111)
174,153

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
7,036
-
7,036
Net Cash Provided By Operating Activities
20,826
1,374
22,200
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(194,448)
-
(194,448)

Payments, Maturities, and Calls
14,441
-
14,441
Securities Available for

Sale:

Purchases
(25,139)
-
(25,139)

Proceeds from the Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
24,824
-
24,824
Purchases of Loans Held for Investment
(381)
-
(381)
Net Increase in Loans Held for Investment
(57,592)
(39,140)
(96,732)
Proceeds from Sales of Loans
-
37,766
37,766
Purchases of Premises and Equipment, net
(1,013)
-
(1,013)
Noncontrolling Interest Contributions
1,838
-
1,838
Net Cash Used In Investing Activities
(234,105)
(1,374)
(235,479)
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

1,035,354
-
1,035,354
Cash and Cash Equivalents at End of Period

$
868,428
$
-
$
868,428
Supplemental Cash Flow Disclosures:

Interest Paid
$
715
$
-
$
715

Income Taxes Paid
$
20
$
-
$
20
Supplemental Noncash Items

Loans Transferred from Held for Investment

to Held for Sale, net
$
-
$
37,973
$
37,973
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
3,802
-
3,802

Amortization of Premiums, Discounts, and Fees, net
5,053
-
5,053

Amortization of Intangible Assets
80
-
80

Pension Settlement Charges
378
-
378

Originations of Loans Held for Sale
(316,372)
48,314
(268,058)

Proceeds From Sales of Loans Held for Sale
352,830
(45,481)
307,349

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
22,040
-
22,040
Net Cash Provided By Operating Activities
69,182
2,833
72,015
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(218,548)
-
(218,548)

Payments, Maturities, and Calls
28,111
-
28,111
Securities Available for

Sale:

Purchases
(37,044)
-
(37,044)

Proceeds from the Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
47,413
-
47,413
Purchases of Loans Held for Investment
(15,985)
-
(15,985)
Net Increase in Loans Held for Investment
(289,707)
(69,710)
(359,417)
Proceeds from Sales of Loans
-
66,877
66,877
Proceeds From Sales of Other Real Estate Owned
30
-
30
Purchases of Premises and Equipment, net
(3,322)
-
(3,322)
Noncontrolling Interest Contributions
2,573
-
2,573
Net Cash Used In Investing Activities
(483,114)
(2,833)
(485,947)
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

1,035,354
-
1,035,354
Cash and Cash Equivalents at End of Period

$
694,524
$
-
$
694,524
Supplemental Cash Flow Disclosures:

Interest Paid
$
1,617
$
-
$
1,617

Income Taxes Paid
$
3,765
$
-
$
3,765
Supplemental Noncash Items:

Loans Transferred from Held for Investment

to Held for Sale, net
$
-
$
67,324
$
67,324

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
5,689
-
5,689

Amortization of Premiums, Discounts, and Fees, net
6,618
-
6,618

Amortization of Intangible Assets
120
-
120

Pension Settlement Charge
480
-
480

Originations of Loans Held for Sale
(399,041)
55,142
(343,899)

Proceeds From Sales of Loans Held for Sale
440,219
(49,463)
390,756

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
12,839
-
12,839
Net Cash Provided By Operating Activities
74,876
5,679
80,555
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(219,865)
-
(219,865)

Payments, Maturities, and Calls
40,096
-
40,096
Securities Available for

Sale:

Purchases
(41,880)
-
(41,880)

Proceeds from the Sale of Securities
3,365
-
3,365

Payments, Maturities, and Calls
64,301
-
64,301
Purchases of Loans Held for Investment
(16,324)
-
(16,324)
Net Increase in Loans Held for Investment
(426,273)
(94,200)
(520,473)
Proceeds from Sales of Loans
-
88,521
88,521
Proceeds From Sales of Other Real Estate Owned
1,683
-
1,683
Purchases of Premises and Equipment, net
(4,013)
-
(4,013)
Noncontrolling Interest Contributions
2,867
-
2,867
Net Cash Used In Investing Activities
(596,043)
(5,679)
(601,722)
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

1,035,354
-
1,035,354
Cash and Cash Equivalents at End of Period

$
570,365
$
-
$
570,365
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,588
$
-
$
3,588

Income Taxes Paid
$
6,410
$
-
$
6,410
Supplemental Noncash Items:

Loans Transferred from Held for Investment

to Held for Sale, net
$
-
$
89,836
$
89,836

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
1,969
-
1,969

Amortization of Premiums, Discounts, and Fees, net
1,067
-
1,067

Amortization of Intangible Assets
40
-
40

Originations of Loans Held for Sale
(62,745)
(12,881)
(75,626)

Proceeds From Sales of Loans Held for Sale
64,050
9,656
73,706

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
12,471
-
12,471
Net Cash Provided By Operating Activities
23,854
(3,225)
20,629
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
8,820
-
8,820
Securities Available for

Sale:

Purchases
(2,017)
-
(2,017)

Payments, Maturities, and Calls
16,559
-
16,559
Purchases of Loans Held for Investment
(923)
-
(923)
Net Increase in Loans Held for Investment
(110,477)
(16,859)
(127,336)
Proceeds from Sales of Loans
-
20,084
20,084
Proceeds From Sales of Other Real Estate Owned
2,699
-
2,699
Purchases of Premises and Equipment, net
(1,886)
-
(1,886)
Net Cash Used In Investing Activities
(87,225)
3,225
(84,000)
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

600,650
-
600,650
Cash and Cash Equivalents at End of Period

$
387,952
$
-
$
387,952
Supplemental Cash Flow Disclosures:

Interest Paid
$
3,723
$
-
$
3,723

Income Taxes Paid
$
7,466
$
-
$
7,466
Supplemental Noncash Items:

Loans Transferred from Held for Investment

to Held for Sale, net
$
-
$
16,859
$
16,859

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
3,927
-
3,927

Amortization of Premiums, Discounts, and Fees, net
2,117
-
2,117

Amortization of Intangible Assets
80
-
80

Pension Settlement Gain
(291)
-
(291)

Originations of Loans Held for Sale
(164,173)
(39,093)
(203,266)

Proceeds From Sales of Loans Held for Sale
152,657
38,523
191,180

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
3,815
-
3,815
Net Cash Provided By Operating Activities
25,429
(570)
24,859
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
18,992
-
18,992
Securities Available for

Sale:

Purchases
(4,634)
-
(4,634)

Payments, Maturities, and Calls
32,490
-
32,490
Purchases of Loans Held for Investment
(1,463)
-
(1,463)
Net Increase in Loans Held for Investment
(138,244)
(26,075)
(164,319)
Proceeds from Sales of Loans
-
26,645
26,645
Proceeds From Sales of Other Real Estate Owned
3,772
-
3,772
Purchases of Premises and Equipment, net
(3,851)
-
(3,851)
Net Cash Used In Investing Activities
(92,938)
570
(92,368)
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

600,650
-
600,650
Cash and Cash Equivalents at End of Period

$
368,808
$
-
$
368,808
Supplemental Cash Flow Disclosures:

Interest Paid
$
8,720
$
-
$
8,720

Income Taxes Paid
$
3,860
$
-
$
3,860
Supplemental Noncash Items:

Loans Transferred from Held for Investment

to Held for Sale, net
$
-
$
26,076
$
26,076

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
5,920
-
5,920

Amortization of Premiums, Discounts, and Fees, net
3,216
-
3,216

Amortization of Intangible Assets
120
-
120

Pension Settlement Gain
(291)
-
(291)

Originations of Loans Held for Sale
(246,198)
(62,065)
(308,263)

Proceeds From Sales of Loans Held for Sale
247,166
56,565
303,731

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
1,069
-
1,069
Net Cash Provided By Operating Activities
55,692
(5,500)
50,192
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Payments, Maturities, and Calls
28,159
-
28,159
Securities Available for Sale:

Purchases
(9,399)
-
(9,399)

Proceeds from the Sale of Securities
30,420
-
30,420

Payments, Maturities, and Calls
53,045
-
53,045
Purchases of Loans Held for Investment
(2,249)
-
(2,249)
Net Increase in Loans Held for Investment
(161,006)
(33,625)
(194,631)
Proceeds from Sales of Loans
-
39,125
39,125
Proceeds From Sales of Other Real Estate Owned
3,840
-
3,840
Purchases of Premises and Equipment, net
(5,459)
-
(5,459)
Net Cash Used In Investing Activities
(62,649)
5,500
(57,149)
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

600,650
-
600,650
Cash and Cash Equivalents at End of Period

$
167,498
$
-
$
167,498
Supplemental Cash Flow Disclosures:

Interest Paid
$
15,026
$
-
$
15,026

Income Taxes Paid
$
7,395
$
-
$
7,395
Supplemental Noncash Items:

Loans Transferred from Held for Investment to Held for Sale, net
$
-
$
33,625
$
33,625

Loans and Premises Transferred to Other Real Estate Owned
$
1,495
$
-
$
1,495
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.

Controls and Procedures
Evaluation of Disclosure Controls

and Procedures

for 2023.

At December 31, 2023, the end of the period covered by this
Annual Report on Form 10-K/A, our management, including our Chief

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

for 2022.
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

for 2021.
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

concluded that our
internal control over financial reporting was not effective

as of December 31, 2023. Based on management’s

assessment
described above, the Company's control over the review of significant inter-company mortgage loan sales and servicing
transactions was not designed effectively.

Specifically, management’s

review control over the completeness and accuracy of
elimination entries in the consolidation process was not designed effectively,

as the review was not sufficiently precise to identify
all the necessary elimination entries between CCB and its subsidiary,

CCHL. The Company determined inter-company
transactions related to the sale of residential mortgage loans were not properly eliminated and net loan fees were not properly
recorded. Further, financial information obtained

from CCHL for certain construction/permanent loan activity was not in sufficient detail to appropriately classify this activity within the

Statement of Cash Flows.

Specifically, management’s

review
control over the completeness, accuracy and review of financial information provided from CCHL related to the Statement of
Cash Flows was not designed effectively as the review was not sufficiently precise to identify all errors in financial reporting. The
material weakness has resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended
December 31, 2023, December 31, 2022 and the restatement of the Company’s

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
1.
Enhance the precision level review of activity within existing accounts that are subject to elimination during
consolidation, to ensure appropriate elimination;

2.
Enhance review procedures to identify new inter-company

accounts and activities subject to elimination during
consolidation;

3.
Increase the granularity of general ledger mapping for inter-company accounts subject to elimination during
consolidation;

4.
Enhance financial close checklist and pre-close meeting agenda to assist the reviewer identifying and assessing inter-
company activities that are subject to elimination in a timely manner; and
5.
Enhance the detail of review procedures of financial information obtained from a subsidiary

to identify, assess and
validate appropriate classification when preparing the consolidated financial statements, including when reviewing items
in the operating, investing or financing activity sections within the Statement of

Cash Flows.
To remediate

the material weakness, the Company implemented the internal control and procedural enhancements noted above in
items 1-4 during the fourth quarter of 2023 and implemented the enhancement noted above in item 5 during the first quarter of
2024.

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
Forvis Mazars, LLP,

an independent registered public accounting firm, has audited our consolidated financial statements as of and
for the year ended December 31, 2023, and adversely opined as to the effectiveness of internal control over financial reporting at
December 31, 2023, as stated in its report, which is included herein on page 145.
Change in Internal Control.

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
We

have audited

Capital City

Bank Group,

Inc.’s

(the “Company”)

internal control

over financial

reporting as

of December

31,
2023,

based on

criteria established

in Internal

Control

– Integrated

Framework:

(2013)

issued by

the

Committee

of Sponsoring
Organizations of the Treadway

Commission (COSO).
A material weakness

is a deficiency,

or a combination

of deficiencies, in

internal control

over financial

reporting, such

that there
is

a

reasonable

possibility

that

a

material

misstatement

of

the

Company’s

annual

or

interim

financial

statements

will

not

be
prevented

or

detected

on

a

timely

basis.

The

following

material

weakness

has

been

identified

and

included

in

management’s
assessment.

●
The Company's control

over the review

of significant inter-company

mortgage loan sales

and servicing

transactions was
not designed effectively.

Specifically, the Company’s

management review control over the completeness and accuracy of elimination entries in the consolidation process was not designed effectively, as

the review was not sufficiently precise to
identify all of

the necessary elimination

entries between Capital

City Bank and

its subsidiary,

Capital City Home

Loans.
The Company

determined inter-company

transactions related to

the sale of

residential mortgage

loans were not

properly
eliminated and net loan fees

were not properly recorded. Further,

financial information obtained from

Capital City Home
Loans for

certain construction/permanent

loan activity

was not

in sufficient

detail to

appropriately

classify this

activity
within

the

Statement

of

Cash

Flows.

Specifically,

the

Company’s

management

review

control

over

the

completeness
and

accuracy

and review

of financial

information

provided

from

Capital

City Home

Loans

related

to the

Statement of
Cash

Flows

was

not

designed

effectively

as

the

review

was

not

sufficiently

precise

to

identify

all

errors

in

financial
reporting.
This material

weakness was

considered in

determining the

nature, timing,

and extent

of auditing

procedures applied

in our

audit
of the

Company’s

consolidated financial

statements, and

this report

does not

affect our

report dated

March 13,

2024 (except

for
the

restatement

described

in

Note

1

to

the

consolidated

financial

statements,

as

to

which

the

date

is

July

12,

2024),

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
We

also

have

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board

(United

States)
(“PCAOB”) the consolidated financial statements

of the Company as of December 31, 2023 and 2022, and for each of the years in
the

three-year

period

ended December

31,

2023,

and

our report

dated

March

13,

2024 (except

for

the restatement

described

in
Note 1 to

the consolidated

financial statements, as

to which the

date is July

12, 2024),

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
Forvis Mazars, LLP
Little Rock, Arkansas
March 13, 2024 (except for the material weakness, as to which the date is July

12, 2024)

Item 9B.

Other Information
None.
Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.

Directors, Executive Officers, and Corporate Governance
Incorporated herein by reference to the sections entitled “Proposal No.

1 – Election of Directors”, “Corporate Governance at
Capital City,” “Share Ownership,

”

and “Board Committee Membership” in the Registrant’s

Proxy Statement as filed with the
Securities and Exchange Commission on March 14, 2024.
Item 11.

Executive Compensation
Incorporated herein by reference to the sections entitled “Compensation

Discussion and Analysis,” “Executive Compensation,”
and “Director Compensation” in the Registrant’s

Proxy Statement filed with the Securities and Exchange Commission on March
14, 2024.
Effective October 2, 2023, the Board of Directors updated

our compensation recovery policy in accordance with the requirements of the Nasdaq listing standard adopted pursuant to SEC rules (the “Clawback

Policy”). The Clawback Policy provides, among
other things, that we will seek to recover any erroneously awarded incentive-based compensation received by covered executives
of the Company (which are determined from time to time by the Compensation

Committee of the Board and includes current and
former executive officers) during the three completed

fiscal years preceding any date on which we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under the securities laws.
In connection with this Form 10-K/A, the Company considered whether the restatement of the Impacted Statements of Cash
Flows required recoupment of incentive-based compensation under the Clawback Policy.

The Company concluded that the
restated activity affecting the Impacted Statements of Cash Flows does not impact related performance metrics used for executive
management’s compensation

and therefore no recovery of incentive-based compensation was required.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Shareowners Matters.

Information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections
captioned “Share Ownership” and “Equity Compensation Plan Information”

in the Registrant’s Proxy Statement filed with

the
Securities and Exchange Commission on March 14, 2024.
Item 13.

Certain Relationships and Related Transactions,

and Director Independence
Incorporated herein by reference to the sections entitled “Transactions

With Related Persons” and “Corporate Governance

at
Capital City” in the Registrant’s Proxy

Statement filed with the Securities and Exchange Commission on March 14, 2024.

Item 14.

Principal Accountant Fees and Services
Incorporated herein by reference to the section entitled “Audit Committee Matters”

in the Registrant’s Proxy Statement

filed with
the Securities and Exchange Commission on March 14, 2024.

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

Form 10-K/A Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on July 12, 2024, on its behalf by the undersigned, thereunto duly authorized.
CAPITAL CITY

BANK GROUP,

INC.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 12, 2024 by the
following persons in the capacities indicated.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on July 12, 2024, on its behalf by the undersigned,

thereunto duly authorized.
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