Form 10-Q
period 2024-03-31
CAPITAL CITY BANK GROUP INC
filed 2024-07-12
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2024
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
At June 28, 2024,
16,941,553

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024
TABLE OF CONTENTS

PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – March 31, 2024 and December 31, 2023 5
Consolidated Statements of Income – Three Months Ended March 31, 2024 and 2023 6
Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2024 and 2023 7
Consolidated Statements of Changes in Shareowners’ Equity – Three Months Ended March 31, 2024 and 2023 8
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2024 and 2023 9
Notes to Consolidated Financial Statements 10

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
Item 4. Mine Safety Disclosure 50
Item 5. Other Information 50

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

Report on

Form 10-Q

and in

Part I,

Item 1A.

“Risk Factors”

in our

Annual Report

on Form

10-K/A for

the year
ended December 31,

2023 (the “2023

Form 10-K/A”), as

updated in our

subsequent quarterly reports

filed on Form

10-Q, as well

as, among
other factors:
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
● our ability to retain key personnel;
● the effects of natural disasters, harsh weather conditions (including hurricanes), widespread health emergencies (including pandemics, such as the COVID-19 pandemic), military conflict, terrorism, civil unrest or other geopolitical events;
● our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
● the impact of the restatement of our previously issued consolidated statements of cash flows for the years ended December 31, 2021, 2022 and 2023 and for each of the three month periods ended March 31, 2022 and 2023, six month periods ended June 30, 2022 and 2023 and nine month periods ended September 30, 2022 and 2023;
● any deficiencies in the processes undertaken to effect such restatements and to identify and correct all errors in our historical financial statements that may require restatement;
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
● technological changes;
● the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems of those of our customers or third-party providers;
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

PART

I.

FINANCIAL INFORMATION
Item 1.
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(Unaudited)
March 31, December 31,
(Dollars in Thousands, Except Par Value) 2024

2023
ASSETS

Cash and Due From Banks $
73,642
$
83,118
Federal Funds Sold and Interest Bearing Deposits

231,047

228,949
Total Cash and Cash Equivalents

304,689

312,067

Investment Securities, Available

for Sale, at fair value (amortized cost of $
358,416

and $
367,747
)

327,338

337,902
Investment Securities, Held to Maturity (fair value of $
569,682

and $
591,751
)

603,386

625,022
Equity Securities
3,445

3,450
Total Investment

Securities

934,169

966,374

Loans Held For Sale, at fair value
24,705

28,211

Loans Held for Investment
2,731,172

2,733,918
Allowance for Credit Losses

(29,329)

(29,941)
Loans Held for Investment, Net

2,701,843

2,703,977

Premises and Equipment, Net

81,452

81,266
Goodwill and Other Intangibles

92,893

92,933
Other Real Estate Owned
1
1
Other Assets

120,170

119,648
Total Assets $
4,259,922
$
4,304,477

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,361,939
$
1,377,934
Interest Bearing Deposits

2,292,862

2,323,888
Total Deposits

3,654,801

3,701,822

Short-Term

Borrowings

31,886
35,341
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

265
315
Other Liabilities

65,181
66,080
Total Liabilities
3,805,020
3,856,445
Temporary Equity
6,588
7,407

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,928,507

and
16,950,222

shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively
169
170
Additional Paid-In Capital

34,861
36,326
Retained Earnings

435,364
426,275
Accumulated Other Comprehensive Loss, net of tax

(22,080)
(22,146)
Total Shareowners’ Equity

448,314
440,625
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,259,922
$
4,304,477
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands, Except Per Share

Data)
2024 2023
INTEREST INCOME
Loans, including Fees $
40,683
$
34,891
Investment Securities:
Taxable Securities
4,238
4,912
Tax Exempt Securities
6
12
Federal Funds Sold and Interest Bearing Deposits
1,893
4,111
Total Interest Income
46,820
43,926
INTEREST EXPENSE
Deposits
7,594
2,488
Short-Term

Borrowings
240
461
Subordinated Notes Payable
628
571
Other Long-Term

Borrowings
3
6
Total Interest Expense
8,465
3,526
NET INTEREST INCOME
38,355
40,400
Provision for Credit Losses
920
3,099
Net Interest Income After Provision for Credit Losses
37,435
37,301
NONINTEREST INCOME
Deposit Fees
5,250
5,239
Bank Card Fees
3,620
3,726
Wealth Management

Fees
4,682
3,928
Mortgage Banking Revenues
2,878
2,871
Other
1,667
1,994
Total Noninterest

Income
18,097
17,758
NONINTEREST EXPENSE
Compensation
24,407
23,524
Occupancy, Net
6,994
6,762
Other
8,770
7,389
Total Noninterest

Expense
40,171
37,675
INCOME BEFORE INCOME TAXES
15,361
17,384
Income Tax Expense
3,536
3,710
NET INCOME $
11,825
$
13,674
Loss Attributable to Noncontrolling Interests
732
35
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
12,557
$
13,709
BASIC NET INCOME PER SHARE $
0.74
$
0.81
DILUTED NET INCOME PER SHARE $
0.74
$
0.80
Average Basic Shares

Outstanding
16,951
17,016
Average Diluted

Shares Outstanding
16,969
17,045
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended
March 31,
(Dollars in Thousands) 2024 2023
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
12,557
$
13,709
Other comprehensive income, before

tax:
Investment Securities:
Change in net unrealized loss on securities available for sale
(1,175)
6,808
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
891
865
Derivative:
Change in net unrealized gain on effective cash flow

derivative
437
(801)
Other comprehensive income, before

tax
153
6,872
Deferred tax expense related to other comprehensive income
87
1,719
Other comprehensive income, net of tax
66
5,153
TOTAL COMPREHENSIVE

INCOME
$
12,623
$
18,862
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, January 1, 2024
16,950,222
$
170
$
36,326
$
426,275
$
(22,146)
$
440,625
Net Income Attributable to Common Shareowners
-
-
-
12,557
-
12,557
Reclassification to Temporary Equity
(1) -
-
-
87
-
87
Other Comprehensive Income, net of tax -
-
-
-
66
66
Cash Dividends ($
0.2100

per share)
-
-
-
(3,555)
-
(3,555)
Repurchase of Common Stock
(82,540)
(1)
(2,329)
-
-
(2,330)
Stock Based Compensation -
-
392
-
-
392
Stock Compensation Plan Transactions, net
60,825
-
472
-
-
472
Balance, March 31, 2024
16,928,507
$
169
$
34,861
$
435,364
$
(22,080)
$
448,314
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
-
-
536
Stock Compensation Plan Transactions, net
60,204
-
464
-
-
464
Balance, March 31, 2023
17,021,748
$
170
$
37,512
$
397,654
$
(32,076)
$
403,260
(1)

Adjustments to redemption value for non-controlling

interest in Capital City Home Loans, LLC ("CCHL")
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands) 2024 2023
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
12,557
$
13,709
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
920
3,099

Depreciation
2,051
1,969

Amortization of Premiums, Discounts and Fees, net
953
1,067

Amortization of Intangible Asset
53
40

Originations of Loans Held-for-Sale
(105,717)
(75,626)

Proceeds From Sales of Loans Held-for-Sale
106,941
73,706

Mortgage Banking Revenues
(2,878)
(2,871)

Net Additions for Capitalized Mortgage Servicing Rights
(88)
(91)

Stock Compensation
392
536

Net Tax Benefit from

Stock-Based Compensation
(5)
-

Deferred Income Taxes (Benefit)
(1,799)
(1,170)

Net Change in Operating Leases
166
(3)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
-
(1,858)

Net Decrease (Increase) in Other Assets
2,598
(4,349)

Net (Decrease) Increase in Other Liabilities
(1,497)
12,471
Net Cash Provided By Operating Activities
14,647
20,629
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(1,277)
-

Proceeds from Payments, Maturities, and Calls
22,827
8,820
Securities Available for

Sale:

Purchases
(1,100)
(2,017)

Proceeds from Payments, Maturities, and Calls
10,012
16,559
Equity Securities:

Net Decrease in Equity Securities
5
-
Purchases of Loans Held for Investment
(302)
(923)
Proceeds from Sales of Loans
13,116
20,084
Net Increase in Loans Held for Investment
(6,830)
(127,336)
Proceeds From Sales of Other Real Estate Owned
-
2,699
Purchases of Premises and Equipment
(2,237)
(1,886)
Net Cash Provided by (Used In) Investing Activities
34,214
(84,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(47,021)
(115,397)
Net Decrease in Short-Term

Borrowings
(3,455)
(30,161)
Repayment of Other Long-Term

Borrowings
(50)
(50)
Dividends Paid
(3,555)
(3,064)
Payments to Repurchase Common Stock
(2,330)
(819)
Proceeds from Issuance of Common Stock Under Purchase Plans
172
164
Net Cash Used In by Financing Activities
(56,239)
(149,327)
NET DECREASE IN CASH AND CASH EQUIVALENTS
(7,378)
(212,698)
Cash and Cash Equivalents at Beginning of Period

312,067
600,650
Cash and Cash Equivalents at End of Period

$
304,689
387,952
Supplemental Cash Flow Disclosures:

Interest Paid
$
7,875
$
3,723

Income Taxes Paid
$
-
$
7,466
Supplemental Noncash Items:

Loans Transferred to Other Real Estate Owned
$
-
$
423

Loans Transferred from Held for Investment

to Held for Sale, net
$
7,956
$
16,859
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

The Consolidated Statement of Financial Condition at December

31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for
complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the
Company’s 2023 Form

10-K/A.
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
ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. The

standard
is effective for the Company on January 1, 2024. As the Company does not have any such common control leases, adoption of this standard will not have any immediate impact on its consolidated financial statements and related disclosures.
ASU No.

2023-02, “Investments—Equity Method and Joint Ventures

(Topic

323)
: Accounting for Investments in Tax

Credit
Structures Using the Proportional Amortization Method.” ASU 2023-02

is intended to improve the accounting and disclosures for
investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the
proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously,

this method was
only available for qualifying tax equity investments in low-income housing tax credit structures. The standard is effective for the
Company on January 1, 2024. As the Company does not have any such investments in tax credit structures that are accounted for
using the proportional amortization method, adoption of this standard will not have any immediate impact on its consolidated financial
statements or disclosures.

ASU No. 2023-06, “Disclosure Improvements

:

Codification Amendments in Response to the SEC’s

Disclosure Update and
Simplification Initiative.”

ASU 2023-06 is intended to clarify or improve disclosure and presentation requirements of a variety of
topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were
not previously subject to the requirements and align the requirements in the FASB accounting standard

codification with the SEC's
regulations. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated
statements.

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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
March 31, 2024
U.S. Government Treasury $
24,977
$
-
$
1,226
$
-
$
23,751
U.S. Government Agency
147,113
77
8,142
-
139,048
States and Political Subdivisions
43,509
-
4,767
(39)
38,703
Mortgage-Backed Securities (1)
71,465
1
10,918
-
60,548
Corporate Debt Securities
63,256
-
6,021
(43)
57,192
Other Securities (2)
8,096
-
-
-
8,096
Total

$
358,416
$
78
$
31,074
$
(82)
$
327,338
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
337,902
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
March 31, 2024
U.S. Government Treasury $
442,762
$
-
$
16,288
$
426,474
Mortgage-Backed Securities (1)
160,624
6
17,422
143,208
Total

$
603,386
$
6
$
33,710
$
569,682
December 31, 2023
U.S. Government Treasury $
457,681
$
-
$
16,492
$
441,189
Mortgage-Backed Securities (1)
167,341
13
16,792
150,562
Total

$
625,022
$
13
$
33,284
$
591,751
(1)

Comprised of residential mortgage-backed

securities
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
3.0

million and $
5.1

million,
respectively,

at March 31, 2024 and $
3.2

million and $
5.1

million, respectively,

at December 31, 2023.
At March 31, 2024 and December 31, 2023, the investment portfolio had $
3.4

million and $
3.5

million, respectively in equity
securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
452.5

million and $
578.5

million at March 31, 2024 and December 31, 2023, respectively,

were
pledged to secure public deposits and for other purposes.
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

Investment Sales. There were
no

sales of investment securities for the three months ended March 31, 2024 and March

31, 2023.

Maturity Distribution
.

At March 31, 2024, the Company’s

investment securities had the following maturity distribution based on
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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
31,877

$
31,210

$
136,137

$
133,613
Due after one year through five years

138,581

127,809

306,625

292,861
Due after five year through ten years

34,427

29,217

-

-
Mortgage-Backed Securities
71,465
60,548
160,624
143,208
U.S. Government Agency

73,970

70,458

-

-
Other Securities

8,096

8,096

-

-
Total

$
358,416

$
327,338

$
603,386

$
569,682

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
March 31, 2024
Available for

Sale
U.S. Government Treasury $
3,980

$
1

$
19,771

$
1,225

$
23,751

$
1,226
U.S. Government Agency
13,416
78
117,053
8,064
130,469
8,142
States and Political Subdivisions
1,296

36

37,445

4,731

38,741

4,767
Mortgage-Backed Securities
71

1

60,446

10,917

60,517

10,918
Corporate Debt Securities
-

-

57,236

6,021

57,236

6,021
Total

$
18,763

$
116

$
291,951

$
30,958

$
310,714

$
31,074

Held to Maturity
U.S. Government Treasury

144,380

3,214

282,094

13,074

426,474

16,288
Mortgage-Backed Securities
1,785

11

140,058

17,411

141,843

17,422
Total

$
146,165

$
3,225

$
422,152

$
30,485

$
568,317

$
33,710
December 31, 2023
Available for

Sale

U.S. Government Treasury $
-

$
-

$
19,751

$
1,269

$
19,751

$
1,269
U.S. Government Agency
12,890
74
121,220
7,979
134,110
8,053
States and Political Subdivisions

1,149

31

37,785

4,830

38,934

4,861
Mortgage-Backed Securities
23
-
63,195
9,714
63,218
9,714
Corporate Debt Securities
-
-
57,568
6,031
57,568
6,031
Total

$
14,062

$
105

$
299,519

$
29,823

$
313,581

$
29,928

Held to Maturity
U.S. Government Treasury

153,880

3,178

287,310

13,314

441,190

16,492
Mortgage-Backed Securities
786
14
148,282
16,778
149,068
16,792
Total

$
154,666

$
3,192

$
435,592

$
30,092

$
590,258

$
33,284
At March 31, 2024, there were
876

positions (combined AFS and HTM) with unrealized losses totaling $
64.8

million.

85

of these
positions are U.S. Treasury bonds and carry

the full faith and credit of the U.S. Government.

690

are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

The remaining
101

positions (municipal
securities and corporate bonds) have a credit component.

At March 31, 2024, all collateralized mortgage obligation securities, mortgage-backed securities,

Small Business Administration securities,

U.S. Agency, and U.S. Treasury

bonds held were AAA rated.

At March 31, 2024, corporate debt securities had an allowance for credit losses of $
43,000

and municipal securities had an allowance
of $
39,000
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:

(Dollars in Thousands) March 31, 2024

December 31, 2023
Commercial, Financial and Agricultural $
218,298

$
225,190
Real Estate – Construction

202,692

196,091
Real Estate – Commercial Mortgage

823,690

825,456
Real Estate – Residential (1)

1,016,580

1,004,219
Real Estate – Home Equity

214,617

210,920
Consumer (2)

255,295

272,042
Loans Held For Investment, Net of Unearned Income $
2,731,172

$
2,733,918
(1) Includes loans in process balances of $
4.4

million and $
3.2

million at March 31, 2024 and December 31,

2023, respectively.
(2)
Includes overdraft balances of $
1.1

million and $
1.0

million at March 31, 2024 and December 31,

2023, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
7.6

million at March 31, 2024 and $
7.8
million at December 31, 2023.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
10.2

million at March 31, 2024 and $
10.1

million
at December 31, 2023, and is reported separately in Other Assets.
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
loans from CCHL, a related party.

Residential loan purchases from CCHL totaled $
35.6

million and $
120.1

million for the three
months ended March 31, 2024 and March 31, 2023, respectively,

and were not credit impaired.

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
Policies in the Company’s 2023 Form

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
March 31, 2024
Beginning Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941
Provision for Credit Losses
284
(633)
(39)
(248)
130
1,388
882
Charge-Offs
(282)
-
-
(17)
(76)
(2,188)
(2,563)
Recoveries

41
-
204
37
24
763
1,069
Net (Charge-Offs) Recoveries
(241)
-
204
20
(52)
(1,425)
(1,494)
Ending Balance $
1,525
$
1,869
$
5,947
$
14,828
$
1,896
$
3,264
$
29,329
Three Months Ended
March 31, 2023
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068
Provision for Credit Losses
78
704
7
1,152
(10)
1,329
3,260
Charge-Offs
(164)
-
(120)
-
-
(2,366)
(2,650)
Recoveries

95
1
8
57
25
944
1,130
Net (Charge-Offs) Recoveries
(69)
1
(112)
57
25
(1,422)
(1,520)
Ending Balance $
1,515
$
3,359
$
4,710
$
11,950
$
1,879
$
3,395
$
26,808
For the three months ended March 31, 2024, the allowance for HFI loans decreased by $
0.6

million and reflected a provision expense
of $
0.9

million and net loan charge-offs of $
1.5

million.

The decrease was primarily due to favorable loan grade migration, lower loss rates, and a combination of lower loan balances and shift in mix within the portfolio.

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
March 31, 2024
Commercial, Financial and Agricultural $
567
$
68
$
-
$
635
$
217,357
$
306
$
218,298
Real Estate – Construction

-
-
-
-
202,370
322
202,692
Real Estate – Commercial Mortgage

879
-
-
879
821,379
1,432
823,690
Real Estate – Residential

1,040
2
-
1,042
1,012,210
3,328
1,016,580
Real Estate – Home Equity

101
-
-
101
213,766
750
214,617
Consumer

2,412
323
-
2,735
251,900
660
255,295
Total $
4,999
$
393
$
-
$
5,392
$
2,718,982
$
6,798
$
2,731,172
December 31, 2023
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

March 31, 2024 December 31, 2023
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
306
$
-
$
-
$
311
$
-
Real Estate – Construction

-
322
-
-
322
-
Real Estate – Commercial Mortgage

1,295
137
-
781
128
-
Real Estate – Residential

2,102
1,226
-
1,705
1,285
-
Real Estate – Home Equity

323
427
-
-
999
-
Consumer

-
660
-
-
711
-
Total Nonaccrual

Loans
$
3,720
$
3,078
$
-
$
2,486
$
3,756
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

March 31, 2024 December 31, 2023
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
30
$
-
$
30
Real Estate – Construction
275
-
275
-
Real Estate – Commercial Mortgage
1,295
-
1,296
-
Real Estate – Residential
2,102
-
1,706
-
Real Estate – Home Equity

323

-

-

-
Consumer

-

-

-

-
Total Collateral Dependent

Loans
$
3,995
$
30
$
3,277
$
30
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

Residential Real Estate Loans In Process of Foreclosure
.

At March 31, 2024 and December 31, 2023, the Company had $
0.8

million
and $
0.5

million, respectively, in 1-4 family

residential real estate loans for which formal foreclosure proceedings were in process.
Modifications to Borrowers Experiencing

Financial Difficulty.

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
basis.

Thus specific reserves are established based upon the results of either a discounted cash flow analysis or the underlying
collateral value, if the loan is deemed to be collateral dependent.

A modified loan classification can be removed if the borrower’s financial condition improves such that the borrower is no longer in financial difficulty,

the loan has not had any forgiveness of
principal or interest, and the loan is subsequently refinanced or restructured at market terms and qualifies as a new loan.
At March 31, 2024, and December 31, 2023, the Company did

no
t have any modified loans made to borrowers due to the borrower experiencing financial difficulty.

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

The following tables summarize gross loans held for investment at March

31, 2024 and December 31, 2023 and current period gross
write-offs for the three months ended March 31, 2024

and twelve months ended December 31, 2023 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

(Dollars in Thousands)
Term

Loans by Origination Year
Revolving
As of March 31, 2024 2024 2023 2022 2021 2020 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
8,690
$
54,213
$
60,831
$
25,989
$
9,022
$
13,831
$
43,073
$
215,649
Special Mention
224
153
542
305
9
5
698
1,936
Substandard

-

158

89

73

90

142

161

713
Total
$
8,914
$
54,524
$
61,462
$
26,367
$
9,121
$
13,978
$
43,932
$
218,298
Current-Period Gross
Writeoffs
$
-
$
16
$
167
$
73
$
6
$
-
$
20
$
282
Real Estate -
Construction:
Pass $
9,733
$
121,495
$
52,078
$
12,036
$
-
$
187
$
4,833
$
200,362
Special Mention
-
668
520
290
210
-
-
1,688
Substandard

-

-

74

568

-

-

-

642
Total $
9,733
$
122,163
$
52,672
$
12,894
$
210
$
187
$
4,833
$
202,692
Real Estate -
Commercial Mortgage:
Pass $
17,060
$
114,391
$
271,591
$
132,081
$
98,214
$
146,120
$
17,344
$
796,801
Special Mention
-
5,573
5,633
-
795
1,995
-
13,996
Substandard

-

-

1,204

6,599

2,271

2,120

699

12,893
Total $
17,060
$
119,964
$
278,428
$
138,680
$
101,280
$
150,235
$
18,043
$
823,690
Real Estate - Residential:
Pass $
38,629
$
358,059
$
390,522
$
80,624
$
35,045
$
95,003
$
8,509
$
1,006,391
Special Mention
-
267
88
82
494
163
-
1,094
Substandard

-

-

1,512

2,526

1,028

4,029

-

9,095
Total

$
38,629
$
358,326
$
392,122
$
83,232
$
36,567
$
99,195
$
8,509
$
1,016,580
Current-Period Gross
Writeoffs
$
-
$
13
$
-
$
-
$
-
$
4
$
-
$
17
Real Estate - Home
Equity:
Performing $
11
$
507
$
47
$
130
$
10
$
2,388
$
210,775
$
213,868
Nonperforming

-

-

-

-

-

-

749

749
Total

$
11
$
507
$
47
$
130
$
10
$
2,388
$
211,524
$
214,617
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
-
$
76
$
76
Consumer:
Performing $
11,402
$
63,285
$
80,641
$
63,277
$
18,244
$
10,864
$
6,304
$
254,017
Nonperforming
-
151
291
84
69
44
639
1,278
Total $
11,402
$
63,436
$
80,932
$
63,361
$
18,313
$
10,908
$
6,943
$
255,295
Current-Period Gross
Writeoffs
$
638
$
418
$
697
$
231
$
92
$
35
$
77
$
2,188

(Dollars in Thousands)
Term

Loans by Origination Year
Revolving
As of December 31, 2023
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
208,508
$
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

March 31, 2024 December 31, 2023
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
23,848
$
24,705
$
27,944
$
28,211
Residential Mortgage Loan Commitments ("IRLCs") (1)
41,675
727
23,545
523
Forward Sales Contracts (2)
39,500
78
24,500
209
$
25,510
$
28,943
(1) Recorded in other assets at fair value
(2) Recorded in other liabilities at fair value
At March 31, 2024, the Company had $
0.1

million of residential mortgage loans held for sale 30-89 days past due and

$
0.7

million of
loans were on nonaccrual status. At December 31, 2023, the Company had no

residential mortgage loans held for sale 30-89 days past
due and $
0.7

million of loans were on nonaccrual status.

Mortgage banking revenue was as follows:

Three Months Ended March 31,
(Dollars in Thousands) 2024 2023
Net realized gains on sales of mortgage loans $
1,676
$
1,194
Net change in unrealized gain on mortgage loans held for sale
93
457
Net change in the fair value of mortgage loan commitments
204
527
Net change in the fair value of forward sales contracts
132
(402)
Pair-Offs on net settlement of forward sales contracts
58
(1)
Mortgage servicing rights additions
150
191
Net origination fees
565
905
Total mortgage banking

revenues
$
2,878
$
2,871

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) March 31, 2024 December 31, 2023
Number of residential mortgage loans serviced for others
463
450
Outstanding principal balance of residential mortgage loans serviced for others
$
120,713
$
108,897
Weighted average

interest rate
5.48%
5.37%
Remaining contractual term (in months)
349
309
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

Administration.

At
March 31, 2024, the servicing portfolio balance consisted of the following loan types: FNMA (
55
%), GNMA (
4
%), and private
investor (
41
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had
no

delinquent residential mortgage loans in GNMA pools serviced by the Company at March 31, 2024 and
December 31, 2023, respectively.

The right to repurchase these loans and the corresponding liability has been recorded in other assets
and other liabilities, respectively,

in the Consolidated Statement of Financial Condition.

The Company had
no

repurchases for the
three months ended March 31, 2024, and $
0.3

million repurchased for the three months ended March 31, 2023, in delinquent residential loans from the GNMA pools. When delinquent residential loans are repurchased, the Company has the intention to modify
their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:

Three Months Ended

March 31,
(Dollars in Thousands) 2024 2023
Beginning balance $
831
$
2,599
Additions due to loans sold with servicing retained
150
191
Deletions and amortization
(62)
(99)
Sale of servicing rights
-
101
Ending balance $
919
$
2,792
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended March 31,
2024 or 2023.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:

March 31, 2024 December 31, 2023
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
11.27%
19.66%
11.23%
17.79%
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

The weighted average annual prepayment speed was
14.82
% at March 31, 2024 and
14.22
% at December 31, 2023.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
March 31, 2024.

Amounts
(Dollars in Thousands) Outstanding
$
25

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.00%

to
3.00%
, with a floor rate of
3.25%

to
4.25%
.

A cash pledge deposit of $
0.1

million is required by the lender.
$
8,409
$
25

million warehouse line of credit agreement expiring in
December 2024
.

Interest is at the SOFR plus
2.75%
,
to
3.25%
.
-
Total Warehouse

Borrowings
$
8,409
Warehouse

line borrowings are classified as short-term borrowings.

At March 31, 2024, warehouse line borrowings totaled $
8.4
million. At March 31, 2024, the Company had residential mortgage loans held for sale pledged as collateral under the above
warehouse lines of credit and master repurchase agreements.

The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, and maximum debt to net
worth ratio, as defined in the agreements.

The Company was in compliance with all significant debt covenants at March 31,

2024.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the Consolidated Statement of

Financial Condition.

The balance of this line of credit was $
31.4
million at March 31, 2024 and December 31, 2023, respectively.

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at March 31, 2024 were designed as a cash flow hedge for subordinated
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
.

Statement of Financial Notional Fair Weighted Average
(Dollars in Thousands) Condition Location Amount Value

Maturity (Years)
March 31, 2024
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,755
6.3
December 31, 2023
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,317
6.5

The following table presents the net gains (losses) recorded in AOCI and the consolidated statements of income related to the cash
flow derivative instruments (interest rate swaps related to subordinated debt) for the three months ended March 31, 2024.

Amount of (Loss) Amount of Gain
Gain Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended March 31, 2024 Interest expense $
326

$
375

Three months ended March 31, 2023
Interest expense
(598)
309

The Company estimates there will be approximately $
1.3

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
5.9

million and $
5.5

million at March 31, 2024 and December 31, 2023, respectively.
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

At March 31, 2024, the operating lease ROU assets and liabilities were $
26.2

million and $
26.8

million, respectively. At December
31, 2023, ROU assets and liabilities were $
27.0

million and $
27.4

million, respectively.

The Company does not have any finance
leases or any significant lessor agreements.
The table below summarizes our lease expense and other information related to the Company’s operating leases.

Three Months Ended
March 31,
(Dollars in Thousands) 2024 2023
Operating lease expense $
841
$
700
Short-term lease expense
194
139
Total lease expense $
1,035
$
839
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
677
$
706
Right-of-use assets obtained in exchange for new operating lease liabilities
-
2,906
Weighted average

remaining lease term — operating leases (in years)
16.8
18.6
Weighted average

discount rate — operating leases
3.5%
3.3%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) March 31, 2024
2024 $
2,635
2025
3,062
2026
2,922
2027
2,851
2028
2,611
2029 and thereafter
20,670
Total $
34,751
Less: Interest
(7,951)
Present Value

of Lease liability
$
26,800
At March 31, 2024, the Company had
one

additional operating lease obligation for a banking office (to be constructed)

that has not yet
commenced.

The lease has payments totaling $
3.8

million based on an initial contract term of
15

years.

Payments for the banking
office are expected to commence after the construction period ends, which is expected to occur during the fourth quarter of 2024.
A related party is the lessor in a land lease with the Company.

The payments under the lease agreement provide for annual lease payments of approximately $
0.1

million annually through December 2033, and thereafter,

increase by
5
% every
10

years until 2053 at
which time the rent amount will adjust based on reappraisal of the parcel rental value.

The Company then has
four

successive options
to extend the lease for
five years

each with rental increases of 5% at each extension.

The aggregate remaining obligation of the lease
totaled $
2.2

million at March 31, 2024.

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

Three Months Ended March 31,
(Dollars in Thousands) 2024 2023
Service Cost $
929
$
872
Interest Cost
1,524
1,458
Expected Return on Plan Assets
(2,029)
(1,701)
Prior Service Cost Amortization
-
1
Net Loss Amortization
41
234
Net Periodic Benefit Cost $
465
$
864
Discount Rate Used for Benefit Cost
5.29%
5.63%
Long-term Rate of Return on Assets
6.75%
6.75%

The components of the net periodic benefit cost for the Company's SERP plans were as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2024 2023
Service Cost $
9
$
4
Interest Cost
114
130
Prior Service Cost Amortization
-
38
Net Loss Amortization
(70)
(155)
Net Periodic Benefit Cost $
53
$
17
Discount Rate Used for Benefit Cost
5.11%
5.45%
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

March 31, 2024 December 31, 2023
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
194,929
$
558,559
$
753,488
$
207,605
$
534,745
$
742,350
Standby Letters of Credit

6,284

-

6,284
6,094

-

6,094
Total $
201,213
$
558,559
$
759,772
$
213,699
$
534,745
$
748,444
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

Three Months Ended March 31,
(Dollars in Thousands) 2024 2023
Beginning Balance
$

3,191
$

2,989
Provision for Credit Losses
(70)
(156)
Ending Balance
$

3,121
$
2,833
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

At March 31, 2024, the amount remaining to be funded for the commitment was
$
0.4

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
Equity Securities.

Investment securities classified as equity securities are carried at cost and the share of earnings or losses is reported
through net income as an adjustment to the investment balance. These securities are not readily marketable and therefore are classified
as a Level 3 input within the fair value hierarchy.
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

The
valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any,

during the
period. At March 31, 2024 and December 31, 2023, there were
no

amounts payable.

A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
March 31, 2024
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
23,751
$
-
$
-
$
23,751
U.S. Government Agency
-
139,048
-
139,048
States and Political Subdivisions
-
38,703
-
38,703
Mortgage-Backed Securities
-
60,548
-
60,548
Corporate Debt Securities
-
57,192
-
57,192
Equity Securities
-
-
3,445
3,445
Loans Held for Sale
-
24,705
-
24,705
Residential Mortgage Loan Commitments
-
-
727
727
Interest Rate Swap Derivative
-
5,755
-
5,755
LIABILITIES:
Forward Sales Contracts
-
78
-
78
December 31, 2023
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
24,679
$
-
$
-
$
24,679
U.S. Government Agency
-
145,034
-
145,034
States and Political Subdivisions
-
39,083
-
39,083
Mortgage-Backed Securities
-
63,303
-
63,303
Corporate Debt Securities
-
57,552
-
57,552
Equity Securities
-
-
3,450
3,450
Loans Held for Sale
-
28,211
-
28,211
Residential Mortgage Loan Commitments
-
-
523
523
Interest Rate Swap Derivative
-
5,317
-
5,317
LIABILITIES:
Forward Sales Contracts
-
209
-
209
Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
2.1

million
and $
2.8

million, respectively, for the three

months ended March 31, 2024, and $
4.3

million and $
6.7

million, respectively, for the
three months ended March 31, 2023.

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
4.0

million with a valuation allowance of $
0.1

million at March 31,
2024 and a carrying value of $
3.3

million and a $
0.1

million valuation allowance at December 31, 2023.

Other Real Estate Owned
.

During the first three months of 2024, certain foreclosed assets, upon initial recognition,

were measured
and reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of March 31, 2024 and December 31, 2023, there was
no

valuation
allowance for loan servicing rights.

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

March 31, 2024
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
73,642
$
73,642
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
231,047
231,047
-
-
Investment Securities, Held to Maturity
603,386
426,474
143,208
-
Other Equity Securities
2,848
-
2,848
-
Mortgage Servicing Rights
919
-
-
1,419
Loans, Net of Allowance for Credit Losses
2,701,843
-
-
2,531,574
LIABILITIES:
Deposits $
3,654,801
$
-
$
3,208,299
$
-
Short-Term

Borrowings
31,886
-
31,886
-
Subordinated Notes Payable
52,887
-
43,861
-
Long-Term Borrowings
265
-
264
-

December 31, 2023
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

Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive
(Dollars in Thousands)

for Sale

Swap

Plans

(Loss) Income
Balance as of January 1, 2024 $
(25,691)

$
3,970

$
(425)

$
(22,146)
Other comprehensive (loss) income during the period

(260)

326

-

66
Balance as of March 31, 2024 $
(25,951)

$
4,296

$
(425)

$
(22,080)
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

The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,

and how our performance during the first quarter of 2024 compares with prior periods.

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

Please see the Introductory Note of this quarterly report on Form 10-Q as well
as the Introductory Note and Item 1A. Risk Factors

of our 2023 Form 10-K/A, as updated in our subsequent quarterly reports filed on
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

We offer

a broad array of products and services through a total of 63 full-service offices and 104 ATMs/ITMs

located in Florida, Georgia, and Alabama.

Through Capital City Home Loans, LLC (“CCHL”), we have 29
additional offices in the Southeast for our mortgage banking business.

We provide

a full range of banking services, including
traditional deposit and credit services, mortgage banking, asset management,

trust, merchant services, bankcards, securities brokerage
services and financial advisory services, including life insurance products

,

risk management and asset protection services.

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
MD&A section of our 2023 Form 10-K/A.

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

2024 2023
(Dollars in Thousands, except per share data) First Fourth Third Second First
Shareowners' Equity (GAAP) $ 448,314 $ 440,625 $ 419,706 $ 412,422 $ 403,260
Less: Goodwill and Other Intangibles (GAAP) 92,893 92,933 92,973 93,013 93,053
Tangible Shareowners' Equity (non-GAAP) A 355,421 347,692 326,733 319,409 310,207
Total Assets (GAAP) 4,259,922 4,304,477 4,138,287 4,391,206 4,401,762
Less: Goodwill and Other Intangibles (GAAP) 92,893 92,933 92,973 93,013 93,053
Tangible Assets (non-GAAP) B $ 4,167,029 $ 4,211,544 $ 4,045,314 $ 4,298,193 $ 4,308,709
Tangible Common Equity Ratio (non-GAAP) A/B 8.53% 8.26% 8.08% 7.43% 7.20%
Actual Diluted Shares Outstanding (GAAP) C 16,947,204 17,000,758 16,997,886 17,025,023 17,049,913
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
20.97 20.45 19.22 18.76 18.19

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
2024 2023
(Dollars in Thousands, Except Per Share Data) First Fourth Third Second First
Summary of Operations :
Interest Income $ 46,820 $ 46,184 $ 45,753 $ 45,205 $ 43,926
Interest Expense 8,465 7,013 6,473 5,068 3,526
Net Interest Income 38,355 39,171 39,280 40,137 40,400
Provision for Credit Losses 920 2,025 2,393 2,197 3,099
Net Interest Income After

Provision for Credit Losses
37,435 37,146 36,887 37,940 37,301
Noninterest Income 18,097 17,157 16,728 19,967 17,758
Noninterest Expense 40,171 39,958 39,105 40,285 37,675
Income Before Income Taxes 15,361 14,345 14,510 17,622 17,384
Income Tax Expense 3,536 2,909 3,004 3,417 3,710
Loss (Income) Attributable to NCI 732 284 1,149 (31) 35
Net Income Attributable to CCBG 12,557 11,720 12,655 14,174 13,709
Net Interest Income (FTE) (1) 38,435 39,264 39,367 40,224 40,500

Per Common Share :
Net Income Basic $ 0.74 $ 0.69 $ 0.75 $ 0.83 $ 0.81
Net Income Diluted 0.74 0.70 0.74 0.83 0.80
Cash Dividends Declared 0.21 0.20 0.20 0.18 0.18
Diluted Book Value 26.45 25.92 24.69 24.21 23.65
Diluted Tangible Book Value (2) 20.97 20.45 19.22 18.76 18.19
Market Price:

High
31.34 32.56 33.44 34.16 36.86

Low
26.59 26.12 28.64 28.03 28.18

Close
27.70 29.43 29.83 30.64 29.31

Selected Average Balances :
Investment Securities $ 953,184 $ 963,184 $ 1,005,003 $ 1,043,858 $ 1,064,212
Loans Held for Investment 2,728,629 2,711,243 2,672,653 2,657,693 2,582,395
Earning Assets 3,849,615 3,823,980 3,876,980 3,974,803 4,062,688
Total Assets 4,190,623 4,166,777 4,218,855 4,320,601 4,411,865
Deposits 3,576,513 3,548,506 3,596,816 3,719,564 3,817,314
Shareowners’ Equity 456,014 435,116 427,580 418,757 404,067
Common Equivalent Average Shares:

Basic
16,951 16,947 16,985 17,002 17,016

Diluted
16,969 16,997 17,025 17,035 17,045
Performance Ratios:
Return on Average Assets (annualized) 1.21% 1.12% 1.19% 1.32% 1.26%
Return on Average Equity (annualized) 11.07 10.69 11.74 13.58 13.76
Net Interest Margin (FTE) 4.01 4.07 4.03 4.06 4.04
Noninterest Income as % of Operating Revenue 32.06 30.46 29.87 33.22 30.53
Efficiency Ratio 71.06 70.82 69.88 66.93 64.67

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 29,329 $ 29,941

$
29,083 $ 28,243 $ 26,808
Nonperforming Assets (“NPAs”) 6,799 6,243 4,695 6,624 4,602
ACL to Loans HFI 1.07% 1.10% 1.08% 1.05% 1.01%
NPAs to Total

Assets
0.16 0.15 0.11 0.15 0.10
NPAs to Loans HFI plus OREO 0.25 0.23 0.17 0.25 0.17
ACL to Non-Performing Loans 431.46 479.70 619.58 426.44 584.18
Net Charge-Offs to Average Loans HFI 0.22 0.23 0.17 0.07 0.24
Capital Ratios:
Tier 1 Capital 15.67% 15.37% 15.11% 14.56% 14.23%
Total Capital 16.84 16.57 16.30 15.68 15.29
Common Equity Tier 1 13.82 13.52 13.26 12.73 12.40
Leverage 10.45 10.30 9.98 9.54 9.09
Tangible Common Equity (2) 8.53 8.26 8.08 7.43 7.20
(1)
Fully Tax Equivalent
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 34.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary
.

Net income attributable to common shareowners totaled $12.6 million,

or $0.74 per diluted share, for the first
quarter of 2024 compared to $11.7 million,

or $0.70 per diluted share, for the fourth quarter of 2023, and $13.7 million, or $0.80 per
diluted share, for the first quarter of 2023.

Net Interest Income
.

Tax-equivalent net

interest income for the first quarter of 2024 totaled $38.4 million compared to

$39.3 million
for the fourth quarter of 2023, and $40.5 million for the first quarter of

2023.

Compared to both prior periods, the decline was
primarily attributable to an increase in deposit interest expense, partially offset by higher loan interest income.

Our net interest margin
for the first quarter of 2024 was 4.01%, a decrease of six basis points from the fourth quarter of 2023 and a decrease of three basis
points from the first quarter of 2023.

Provision and Allowance for Credit

Losses.

We recorded

a provision for credit losses of $0.9 million for the first quarter of 2024 compared to $2.0 million for the fourth quarter of 2023 and $3.1 million for the first quarter of 2023.

The decrease in the provision
compared to the fourth quarter of 2023 was primarily attributable to a lower level of reserves required for new loans, favorable loan
grade migration, and lower loss rates.

Compared to the first quarter of 2023, the decrease was driven by lower new loan growth in the
first quarter of 2024.
Noninterest Income
.

Noninterest income for the first quarter of 2024 totaled $18.1 million compared to

$17.2 million for the fourth
quarter of 2023 and $17.8 million for the first quarter of 2023.

The $0.9 million increase over the fourth quarter of 2023 was due to a
$0.5 million increase in mortgage banking revenues and a $0.4 million increase in wealth management fees.

Compared to the first
quarter of 2023, the $0.3 million increase was primarily attributable to higher wealth management fees of $0.7 million partially offset
by lower other income of $0.3 million.

Noninterest Expense
.

Noninterest expense for the first quarter of 2024 totaled $40.2 million compared to $40.0 million for the fourth
quarter of 2023 and $37.7 million for the first quarter of 2023.

The $0.2 million increase over the fourth quarter of 2023 reflected a
$0.6 million increase in compensation expense that was partially offset by decreases in occupancy expense of $0.1 million and other
expense of $0.3 million.

Compared to the first quarter of 2023, the $2.5 million increase reflected higher other expense as we realized
a $1.8 million gain from the sale of other real estate (banking office) in the first quarter of 2023.

Further, compensation expense was
$0.9 million higher primarily due to a lower level of realized loan cost (credit offset to salary expense) due to decreased new loan
production.
Financial Condition
Earning Assets.
Average earning

assets totaled $3.850 billion for the first quarter of 2024, an increase of $25.6 million,

or 0.7%, over
the fourth quarter of 2023, and a decrease of $213.1 million, or 5.2%, from the first quarter of 2023.

The variance for both prior
period comparisons was driven by change in deposit balances.

Compared to both prior periods, the mix of earning assets improved as overnight funds were utilized to fund loan growth.
Loans.
Average loans held for

investment (“HFI”) increased $17.4 million, or 0.6%, over the fourth quarter of 2023 and $146.2
million, or 5.7%, over the first quarter of 2023.

Compared to both prior periods, the increase was primarily due to an increase in residential loans partially offset by a decline in consumer

loans (primarily auto).

Period end loans decreased $2.7 million, or 0.1%,
from the fourth quarter of 2023 and increased $74.0 million, or 2.8%, over the first quarter of 2023.

Compared to the first quarter of
2023, the increase reflected growth in residential loans and to a lesser extent commercial real estate loans partially offset by lower
consumer (auto) loan balances.

Credit Quality
. Overall credit quality remained stable.

Nonperforming assets (nonaccrual loans and other real estate) totaled $6.8 million at March 31, 2024 compared to $6.2 million at December 31, 2023 and $4.6 million at March 31, 2023.

At March 31, 2024,
nonperforming assets as a percent of total assets equaled 0.16% compared to

0.15% at December 31, 2023 and 0.10% at March 31,
2023.

Nonaccrual loans totaled $6.8 million at March 31, 2024, a $0.6 million increase over December

31, 2023 and a $2.2 million
increase over March 31, 2023.

Further, classified loans totaled $22.3 million at March

31, 2024, a $0.1 million increase over
December 31, 2023 and a $10.1 million increase over March 31, 2023.

Deposits
. Average total

deposits were $3.577 billion for the first quarter of 2024, an increase of $28.0 million,

or 0.8%, over the fourth
quarter of 2023 and a decrease of $240.8 million, or 6.3%, from the first quarter of 2023.

Compared to the fourth quarter of 2023, the
increase reflected a higher average balance for public funds (municipal clients

- primarily NOW accounts) which typically peak late in
the fourth quarter.

Further, we realized growth in both our money market

and certificates of deposit (“CD”) balances which reflected
a combination of balances migrating from noninterest bearing and savings accounts,

in addition to receiving new deposits from
existing and new clients.

Compared to the first quarter of 2023, the decrease was primarily attributable to lower noninterest bearing
and savings accounts, partially offset by increases in money market and CD balances.

The decrease in noninterest bearing and savings
accounts reflected a combination of consumer/business spend of pandemic related stimulus funds and rate sensitive clients seeking
higher yields, partially offset by the aforementioned migration to higher rate deposit products (money market and CD).

Capital
. At March 31, 2024, we were “well-capitalized”

with a total risk-based capital ratio of 16.84% and a tangible common equity ratio (a non-GAAP financial measure) of 8.53% compared to 16.57%

and 8.26%, respectively,

at December 31, 2023 and 15.29% and
7.20%, respectively,

at March 31, 2023.

At March 31, 2024, all of our regulatory capital ratios exceeded the threshold to be “well-
capitalized”

under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.

Three Months Ended
(Dollars in Thousands, except per share data) March 31, 2024 December 31, 2023 March 31, 2023
Interest Income $ 46,820 $ 46,184 $ 43,926
Taxable Equivalent Adjustments 80 93 100
Total Interest Income (FTE) 46,900 46,277 44,026
Interest Expense 8,465 7,013 3,526
Net Interest Income (FTE) 38,435 39,264 40,500
Provision for Credit Losses 920 2,025 3,099
Taxable Equivalent Adjustments 80 93 100
Net Interest Income After Provision for Credit Losses 37,435 37,146 37,301
Noninterest Income 18,097 17,157 17,758
Noninterest Expense 40,171 39,958 37,675
Income Before Income Taxes 15,361 14,345 17,384
Income Tax Expense 3,536 2,909 3,710
Loss Attributable to Noncontrolling Interests 732 284 35
Net Income Attributable to Common Shareowners $ 12,557 $ 11,720 $ 13,709

Basic Net Income Per Share $ 0.74 $ 0.69 $ 0.81
Diluted Net Income Per Share $ 0.74 $ 0.70 $ 0.80
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

I, “Average Balances

& Interest Rates,” on page 47.
Tax-equivalent net

interest income for the first quarter of 2024 totaled $38.4 million compared to $39.3 million for the fourth quarter
of 2023, and $40.5 million for the first quarter of 2023.

Compared to both prior periods, the decline was primarily attributable to an increase in deposit interest expense, partially offset by higher loan interest income.

The increase in deposit interest expense was
primarily attributable to higher average money market balances and to a lesser extent

CD balances and reflected a combination of re-
mix from other deposit categories and higher rates for these products.

The increase in loan interest income reflected existing loans re-
pricing at higher rates and new loan volume at higher rates.

Further, the first quarter of 2024 had one less calendar

day compared to
the fourth quarter of 2023 and one additional calendar day compared to the first quarter of 2023.

Our net interest margin for the first quarter of 2024 was 4.01%, a decrease of six basis points from the fourth quarter of 2023 and a
decrease of three basis points from the first quarter of 2023. For the month of March, our net interest margin was 4.02%. The decrease
compared to both prior periods primarily reflected higher deposit cost related to re-mix within the deposit base and higher rates paid
on deposits, partially offset by higher yields from new loan volume and loan repricing at higher rates. For the first quarter of 2024, our cost of funds was 88 basis points, an increase of 15 basis points over the fourth quarter of 2023 and an increase of 53 basis points over
the first quarter of 2023.

Our cost of deposits (including noninterest bearing accounts) was 85 basis points, 66 basis points,

and 26
basis points, respectively,

for the same periods.

Provision for Credit Losses
We recorded

a provision for credit losses of $0.9 million for the first quarter of 2024 compared to $2.0 million for the fourth quarter of
2023 and $3.1 million for the first quarter of 2023.

The decrease in the provision compared to the fourth quarter of 2023 was primarily attributable to a lower level of reserves required for new loans, favorable loan grade migration, and lower loss rates.

Compared to the first quarter of 2023, the decrease was driven by lower new loan growth in the first quarter of 2024.

We discuss the
allowance for credit losses further below.

Noninterest Income
Noninterest income for the first quarter of 2024 totaled $18.1 million compared to $17.2 million for the fourth quarter of 2023 and
$17.8 million for the first quarter of 2023.

The $0.9 million increase over the fourth quarter of 2023 was due to a $0.5 million increase in mortgage banking revenues and a $0.4 million increase in wealth management fees.

Compared to the first quarter of 2023,
the $0.3 million increase was primarily attributable to higher wealth management fees of $0.7 million partially offset by lower other
income of $0.3 million.

For both prior period comparisons, the increase in mortgage banking revenues reflected a higher volume of
rate locks and third-party loan sales.

A combination of higher trust fees, retail brokerage fees, and insurance commissions drove the
increase in wealth management fees over the fourth quarter of 2023.

Higher retail brokerage fees of $0.4 million and trust fees of $0.2 million drove the increase over the first quarter of 2023.

The decrease in other income was primarily due to lower loan servicing income and miscellaneous income.

Noninterest income represented 32.06% of operating revenues (net interest income plus noninterest income) for the first quarter of
2024 compared to 30.46% for the fourth quarter of 2023 and 30.53% for the first quarter of 2023.
The table below reflects the major components of noninterest income.

Three Months Ended
(Dollars in Thousands) March 31, 2024 December 31, 2023 March 31, 2023
Deposit Fees

$
5,250

$
5,304

$
5,239
Bank Card Fees 3,620 3,713 3,726
Wealth Management

Fees
4,682 4,276 3,928
Mortgage Banking Revenues 2,878 2,327 2,871
Other 1,667 1,537 1,994
Total

Noninterest Income

$
18,097

$
17,157

$
17,758
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the first quarter of 2024 totaled $5.2 million, comparable to the fourth quarter of 2023 and the first
quarter of 2023.

Compared to the fourth quarter of 2023, a $0.1 million increase in commercial account analysis fees was offset by a
$0.1 million decrease in overdraft fees.

Compared to the first quarter of 2023, a $0.1 million increase in overdraft fees was offset by a
$0.1 million decrease in account maintenance fees.
Bank Card Fees
.

Bank card fees for the first quarter of 2024 totaled $3.6 million, a $0.1 million decrease from both the fourth quarter
of 2023 and first quarter of 2023 and reflected lower debit card usage related to a decline in consumer spending.

Wealth

Management Fees
.

Wealth management fees,

which include both trust fees (i.e., managed accounts and trusts/estates), retail brokerage fees (i.e., investment, insurance products, and retirement accounts),

and insurance commission revenues,

totaled $4.7
million for the first quarter of 2024, an increase of $0.4 million, or 9.5%, over the fourth quarter of 2023 and an increase of $0.8
million, or 19.2%, over the first quarter of 2023.

Compared to the fourth quarter of 2023, the increase reflected a combination of higher trust fees and retail brokerage fees due to growth in assets under management,

and higher insurance commission revenues.

The
increase over the first quarter of 2023 was primarily attributable to higher retail brokerage fees reflective of increased assets under
management, and to a lesser extent higher trust fees and insurance commission revenues.

At March 31, 2024, total assets under
management were approximately $2.686 billion compared

to $2.588 billion at December 31, 2023 and $2.330 billion at March 31,
2023.

Compared to December 31, 2023, the increase was primarily attributable to growth in trust assets and the growth over March
31, 2023 was primarily in retail brokerage assets reflecting increases in investments in fixed income and annuity products, and higher
account values/returns reflective of the improved market returns.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $2.9 million for the first quarter of

2024, an increase of $0.5
million, or 23.7%, over the fourth quarter of 2023 and comparable to the first quarter of 2023.

Compared to the fourth quarter of
2023, the increase reflected a higher level of rate locks and third-party loan sales.

We provide a detailed

overview of our mortgage
banking operation, including a detailed break-down of mortgage banking revenues, mortgage servicing activity,

and warehouse
funding within Note 4 - Mortgage Banking Activities in the Notes to Consolidated

Financial Statements.

Other
.

Other income totaled $1.7 million for the first quarter of 2024, a decrease of $0.1 million, or 8.5%, from the fourth quarter of
2023

and a decrease of $0.3

million, or 16.4%, from the first quarter of 2023.

Compared to the first quarter of 2023, the decrease was
primarily attributable to lower loan servicing income (due to sale of mortgage servicing rights) and miscellaneous income.

Noninterest Expense
Noninterest expense for the first quarter of 2024 totaled $40.2 million compared to $40.0 million for the fourth quarter of 2023 and
$37.7 million for the first quarter of 2023.

The $0.2 million increase over the fourth quarter of 2023 reflected a $0.6 million increase
in compensation expense that was partially offset by decreases in occupancy expense of $0.1 million and other expense of $0.3
million.

The increase in compensation expense was primarily attributable to higher payroll taxes (annual re-set) and 401k plan
matching expense.

Compared to the first quarter of 2023, the $2.5 million increase reflected higher other expense as we realized a
$1.8 million gain from the sale of other real estate (banking office)

in the first quarter of 2023.

Further, compensation expense was
$0.9 million higher primarily due to a lower level of realized loan cost (credit offset to salary expense) due to decreased new loan
production.

The table below reflects the major components of noninterest expense.

Three Months Ended
(Dollars in Thousands) March 31, 2024 December 31, 2023 March 31, 2023
Salaries $ 20,604

$
20,258

$
19,517
Associate Benefits 3,803 3,564 4,007
Total Compensation

24,407 23,822 23,524

Premises 3,173 3,402 3,245
Equipment 3,821 3,696 3,517
Total Occupancy 6,994 7,098 6,762

Legal Fees 435 573 362
Professional Fees 1,258 1,629 1,324
Processing Services 1,833 1,497 1,742
Advertising 815 759 874
Telephone 709 686 706
Insurance - Other 915 713 831
Other Real Estate Owned, net

18 (123) (1,827)
Pension - Other (419) 32 7
Miscellaneous 3,206 3,272 3,370
Total Other

8,770 9,038 7,389
Total

Noninterest Expense

$ 40,171 $ 39,958 $ 37,675

Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $24.4 million for the first quarter of 2024, an increase of $0.6 million, or 2.5%, over
the fourth quarter of 2023 and an increase of $0.9 million, or 3.8%, over the first quarter of 2023. Compared to the fourth quarter of
2023, the increase reflected an increase in salary expense of $0.3 million and associate benefit expense of $0.3

million. The increase in
salary expense was primarily attributable to an increase in payroll tax expense which reflected the annual re-set of this tax as well as payroll taxes related to a high level of cash/stock incentives paid in the first quarter.

The increase in associate benefit expense reflected
increases in stock compensation expense (higher expected pay-out for incentive plan) and other associate benefit expense (annual sales/service awards event). Compared to the first quarter of 2023, the increase reflected an increase in salary expense of $1.1

million
partially offset by a $0.2 million decrease in associate benefit expense.

The increase in salary expense was primarily due to a lower
level of realized loan cost (credit offset to salary expense) due to decreased new loan production and to a lesser extent base salaries
(annual merit) that was partially offset by lower commission expense at CCHL. Lower stock compensation expense drove the
decrease in associate benefit expense and reflected a higher pay-out for the prior year long-term incentive plan.

Occupancy.

Occupancy expense (including premises and equipment) totaled $7.0 million for the first quarter of 2024, a decrease of
$0.1

million, or 1.5% from the fourth quarter of 2023 and an increase of $0.2 million, or 3.4%, over the first quarter of 2023. The
decrease from the fourth quarter of 2023 was due to lower building maintenance, and the increase over the first quarter of 2023 reflected higher FF&E depreciation and maintenance agreement expense partially attributable to new offices opened in 2023.
Other
.

Other noninterest expense totaled $8.8 million for the first quarter of

2024, a decrease of $0.3 million, or 2.9%, from the fourth
quarter of 2023 and an increase of $1.4 million, or 18.7%, from the first quarter of 2023. The decrease from the fourth quarter was
primarily due to lower pension-other expense (non-service component

)

of $0.4 million and professional fees of $0.4 million that was partially offset by higher processing fees of $0.3 million and insurance

-other of $0.2 million. The increase over the first quarter of
2023 was primarily due to a $1.8 million increase in other real estate expense as we realized a $1.8 million gain from the sale of a
banking office in the first quarter of 2023. A $0.4 million decrease in pension-other expense was partially offsetting.

Our operating efficiency ratio (expressed as noninterest

expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 71.06% for the first quarter of 2024 compared to 70.82% for the fourth quarter of 2023 and 64.67% for the
first quarter of 2023. The decrease from the first quarter of 2023 was primarily attributable to lower noninterest expense which
included a $1.8 million gain from the sale of a banking office, and to a lesser extent lower net interest income.
Income Taxes
We realized income

tax expense of $3.5 million (effective rate of 23.0%) for the first quarter of

2024 compared to $2.9 million
(effective rate of 20.3%) for the fourth quarter of 2023 and $3.7 million (effective rate of 21.3%) for the first quarter of 2023.

The
increase in our effective tax rate for the first quarter of 2024 compared to both prior periods was primarily due to a lower level of tax benefit accrued from an investment in a solar tax credit equity fund.

Absent discrete items or new tax credit investments, we expect our annual effective tax rate to approximate 23% for 2024.

FINANCIAL CONDITION
Average earning

assets totaled $3.850 billion for the first quarter of 2024, an increase of $25.6 million, or 0.7%, over the fourth
quarter of 2023, and a decrease of $213.1 million, or 5.2%, from the first quarter of 2023.

The variance for both prior period
comparisons was driven by change in deposit balances (see below –

Deposits).

Compared to both prior periods, the mix of earning
assets improved as overnight funds were utilized to fund loan growth.
Investment Securities
Average investments

decreased $10.0 million, or 1.0%, from the fourth quarter of 2023. Our investment portfolio represented 24.8%
of our average earning assets for the first quarter of 2024 compared to 25.2% for the fourth quarter of 2023.

For the remainder of
2024, we will continue to monitor our overall liquidity position and market conditions to determine if cash flow from the investment
portfolio should be reinvested or allowed to run-off

into overnight funds.

The investment portfolio is a significant component of our operations and, as such,

it functions as a key element of liquidity and
asset/liability management.

Two types of classifications are approved

for investment securities which are Available

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At March 31, 2024, $603.4 million, or 64.6%, of the investment portfolio was classified as HTM
and $330.7 million, or 35.4% was classified as AFS. The average maturity of our total portfolio at March 31, 2024 was 2.76 years
compared to 2.91 years at December 31, 2023.

The duration of our investment portfolio at March 31, 2024 and December 31,

2023
was 2.39 years and 2.91 years, respectively.

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
At March 31, 2024, there were 876 positions (combined AFS and HTM) with unrealized losses totaling $64.8 million. 85 of these
positions are U.S. Treasuries and carry the full faith

and credit of the U.S. Government.

690 were U.S. government agency securities
issued by U.S. government sponsored entities. The remaining 101 positions

(municipal securities and corporate bonds) have a credit
component. At March 31, 2024, corporate debt securities had an allowance for credit losses of $43,000 and municipal securities had an allowance of $39,000.

At March 31, 2024, all collateralized mortgage obligation securities, mortgage

-backed securities, Small
Business Administration securities,

U.S. Agency, and

U.S. Treasury bonds held were AAA rated.

Loans HFI
Average loans

HFI increased $17.4 million, or 0.6%, over the fourth quarter of 2023 and $146.2 million,

or 5.7%, over the first quarter
of 2023.

Compared to both prior periods, the increase was primarily due to an increase in residential loans partially offset by a decline
in consumer loans (primarily auto).

Period end loans decreased $2.7 million, or 0.1%, from the fourth quarter of 2023 and increased
$74.0 million, or 2.8%, over the first quarter of 2023.

The decrease from the fourth quarter of 2023 was primarily due to lower consumer (auto) loan portfolio balances partially offset by

growth in residential loans.

Compared to the first quarter of 2023, the
increase reflected growth in residential loans and to a lesser extent commercial real estate loans partially offset by lower consumer
(auto) loan balances.

Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Overall credit quality remained stable.

Nonperforming assets (nonaccrual loans and other real estate) totaled $6.8 million at

March
31, 2024 compared to $6.2 million at December 31, 2023 and $4.6 million at March

31, 2023.

At March 31, 2024, nonperforming
assets as a percent of total assets equaled 0.16% compared to 0.15% at December 31, 2023 and 0.10% at March 31, 2023.

Nonaccrual
loans totaled $6.8 million at March 31, 2024, a $0.6 million increase over December

31, 2023 and a $2.2 million increase over March
31, 2023.

Further, classified loans totaled $22.3 million

at March 31, 2024, a $0.1 million increase over December 31, 2023 and a
$10.1 million increase over March 31, 2023.
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount
expected to be collected on the loans.

The allowance for credit losses is adjusted by a credit loss provision which is reported in earnings and reduced by the charge-off of loan amounts

(net of recoveries).

Loans are charged off against the allowance when
management believes the uncollectability of a loan balance is confirmed.

Expected recoveries do not exceed the aggregate of amounts
previously charged-off and expected to be charged

-off.

Expected credit loss inherent in non-cancellable off-balance sheet credit exposures is provided through the credit loss provision but recorded as a separate liability included in other liabilities.
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
conditions and forecasts.

At March 31, 2024, the allowance for credit losses for HFI loans totaled

$29.3 million compared to $29.9 million at December 31,
2023 and $26.8 million at March 31, 2023.

Activity within the allowance is provided in Note 3 – Loans Held for Investment and
Allowance for Credit Losses in the Consolidated Financial Statements.

The decrease in the allowance from December 31, 2023 was
primarily due to favorable loan grade migration, lower loss rates, and a combination of lower loan balances and shift in mix within the
portfolio.

Compared to March 31, 2023, the increase was primarily driven by loan growth.

At March 31, 2024, the allowance
represented 1.07% of HFI loans compared to 1.10% at December 31, 2023, and 1.01%

at March 31, 2023.

At March 31, 2024, the allowance for credit losses for unfunded commitments totaled $3.1 million compared to $3.2

million at
December 31, 2023 and $2.8 million at March 31, 2023.

The allowance for unfunded commitments is recorded in other liabilities.

Deposits
Average total

deposits were $3.577 billion for the first quarter of 2024, an increase of $28.0 million,

or 0.8%, over the fourth quarter
of 2023 and a decrease of $240.8 million, or 6.3%, from the first quarter of 2023.

Compared to the fourth quarter of 2023, the
increase reflected a higher average balance for public funds (municipal clients

- primarily NOW accounts) which typically peak late in
the fourth quarter.

Further, we realized growth in both our money market

and CD balances which reflected a combination of balances
migrating from noninterest bearing and savings accounts, in addition to receiving new deposits from existing and new clients.

Compared to the first quarter of 2023, the decrease was primarily attributable to lower noninterest bearing and savings accounts,
partially offset by increases in money market and CD balances.

The decrease in noninterest bearing and savings accounts reflected

a
combination of consumer/business spend of pandemic related stimulus funds and rate sensitive clients seeking higher yields, partially offset by the aforementioned migration to higher rate deposit products

(money market and CD).

At March 31, 2024, total deposits were $3.654 billion, a decrease of $47.0 million, or 1.3%, from December 31, 2023 and $169.1
million, or 4.4% from March 31, 2023.

The decrease from December 31, 2023 was primarily attributable to lower public funds
(municipal clients - primarily NOW accounts) partially offset by higher money market balances and to a lesser extent CD balances.

The decrease from March 31, 2023 was due to the same aforementioned factors driving the average variance. Total

public funds
balances were $615.0 million at March 31, 2024, $709.8 million December

31, 2023, and $637.8 million at March 31, 2023.
Business deposit transaction accounts classified as repurchase agreements averaged $25.7 million for the first quarter of 2024, a
decrease of $1.1 million from the fourth quarter of 2023 and an increase of $16.4 million over the first quarter of 2023.

At March 31,
2024, repurchase agreement balances were $23.5 million compared to $27.0 million at December 31, 2023 and $4.4 million at March
31, 2023.

We continue

to closely monitor our cost of deposits and deposit mix as we manage through the current rate environment.

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

We apply instantaneous,

parallel rate shocks to the base case in 100 basis point (bp) increments ranging from down

400bp to up
400bps at least once per quarter, with the

analysis reported to ALCO, our Market Risk Oversight Committee (“MROC”),

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
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
March 31, 2024 10.0% 7.5% 4.8% 2.5% -3.1% -6.5% -10.5% -15.1%
December 31, 2023 3.0% 2.1% 1.3% 0.7% -1.2% -3.6% -7.5% -12.8%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
March 31, 2024 38.2% 31.3% 24.4% 18.0% 3.5% -5.4% -15.4% -26.0%
December 31, 2023 29.5% 24.4% 19.3% 14.8% 4.1% -3.5% -12.9% -23.6%
The Net Interest Income (“NII”) at Risk position of an instantaneous,

parallel rate shock indicates that in the short-term (over the next
12 months), all rising rate environments will positively impact the net interest margin of the Company,

while declining rate
environments

will have a negative impact on the net interest margin. Compared to the fourth quarter of 2023, these metrics became
more favorable in the rising rate scenarios and less favorable in the falling rate scenarios primarily attributable to the update of our
deposit beta assumptions which will vary depending on the rate shock.

The instantaneous,

parallel rate shock results over the next 12-
months

are slightly outside of policy in the rates down 400 bps scenario and outside of policy over 24 months

in the rates down 300
bps and 400 bps scenarios primarily due to change in our deposit beta assumptions discussed above.

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
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
March 31, 2024

19.5% 15.3% 10.4% 5.4% -8.7% -17.8% -24.9% -28.4%
December 31, 2023 12.9% 10.7% 7.8% 4.4% -6.4% -14.0% -23.6% -27.8%
EVE Ratio (policy minimum 5.0%) 20.6% 19.5% 18.4% 17.2% 14.4% 12.7% 11.4% 10.8%

At March 31, 2024, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments. Compared to the fourth quarter of 2023, EVE metrics were slightly more favorable in the rising rate environment and
less favorable in falling rate environments.

EVE is currently in compliance with policy in all rate scenarios,

and the EVE ratio
exceeds 5.0% in each shock scenario.
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

At March 31, 2024, we had the ability to generate approximately $1.542 billion

(excludes overnight funds position of $231 million) in
additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings, the
Federal Reserve Discount Window,

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

We conduct

a liquidity stress test on a quarterly basis based on events that could potentially occur at the Bank and report results to our ALCO, MROC

,

EROC, and Board of Directors.

At March 31, 2024, we
believe the liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We also view our

investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for
borrowings or deposits, and/or to sell selected securities.

Additional information on our investment portfolio is provided within

Note
2 – Investment Securities.
The Bank maintained an average net overnight funds (deposits with banks plus

FED funds sold less FED funds purchased) sold
position of $140.5 million in the first quarter of 2024 compared to $99.8 million in the fourth quarter of 2023 and $361.0 million in
the first quarter of 2023.

Compared to the fourth quarter of 2023, the increase was driven by average deposit growth and investment
portfolio run-off, partially offset by average

loan growth.

Compared to the first quarter of 2023, the decrease was attributable to lower average deposit balances and growth in our loan portfolio, partially offset by investment portfolio run-off.

We expect our

capital expenditures will be approximately $12.0 million over the next 12 months,

which will primarily consist of
construction of new offices, office remodeling,

office equipment/furniture, and technology purchases.

Management expects that these
capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.
Borrowings
Average short

-term borrowings totaled $29.5 million for the first quarter of 2024 compared to $43.8 million for the fourth quarter of
2023 and $47.1 million for the first quarter of 2023.

Compared to both prior periods, the decrease was attributable to a lower balance maintained on CCHL’s

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

Statements.
Capital
Our capital ratios are presented in the Selected Quarterly Financial Data table on page 35.

At March 31, 2024, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $448.3 million at March 31, 2024 compared to

$440.6 million at December 31, 2023 and $403.3 million at
March 31, 2023.

For the first three months of 2024, shareowners’ equity was positively impacted by net income attributable to
shareowners of $12.6 million, net adjustments totaling $0.5 million related to transactions under our stock compensation plans, stock compensation accretion of $0.4 million, and a $0.3 million increase in the fair value of the interest rate swap related to subordinated
debt.

Shareowners’ equity was reduced by a common stock dividend of $3.6 million

($0.21 per share), the repurchase of stock of $2.3
million (82,540 shares), and a $0.2 million increase in the net unrealized loss on available for sale securities.
At March 31, 2024, our total risk-based capital ratio was 16.84% compared to 16.57% at December 31, 2023 and 15.29% at March 31,
2023.

Our common equity tier 1 capital ratio was 13.82%, 13.52%, and 12.40%, respectively,

on these dates.

Our leverage ratio was
10.45%, 10.30%, and 9.09%, respectively,

on these dates.

At March 31, 2024, all our regulatory capital ratios exceeded the thresholds to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity

ratio (non-GAAP
financial measure) was 8.53% at March 31, 2024 compared to 8.26% and 7.20%

at December 31, 2023 and March 31, 2023,
respectively.

If our unrealized held-to-maturity securities losses of $21.6 million (after-tax)

were recognized in accumulated other
comprehensive loss, our adjusted tangible capital ratio would be 8.01%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with ASC Topic

715.

At March 31, 2024, the net pension liability reflected in other comprehensive loss was

$0.4 million
compared to $0.4 million at December 31, 2023 and $4.5 million at March

31, 2023.

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

The discount rate assumption used to calculate the pension liability is subject to long

-term corporate bond rates at
December 31
st
.

These assumptions and sensitivities are discussed in the section entitled “Critical Accounting

Policies and Estimates”
in Part II, Item7. Management’s Discussion

and Analysis of Financial Condition and Results of Operations, of

our 2023 Form 10-K/A.

OFF-BALANCE SHEET ARRANGEMENTS
We are a party

to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our
clients.

At March 31, 2024, we had $753.5 million in commitments to extend credit and $6.3 million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the bank, which is included in other liabilities on the consolidated statements of financial condition and totaled $3.1 million at March 31, 2024.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 1 to the Consolidated

Financial Statements included in our 2023 Form 10-
K/A.

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

Discussion and Analysis of Financial Condition and Results of Operations, and

Part II, Item 7,
Management’s Discussion and Analysis

of Financial Condition and Results of Operations included

in our 2023 Form 10-K/A.

TABLE I
AVERAGE

BALANCES & INTEREST RATES
Three Months Ended

March 31, 2024 December 31, 2023 March 31, 2023

Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

27,314
$

563 5.99%
$

49,790
$

817 6.50%
$

55,110
$

644 4.74%
Loans Held for Investment
(1)(2)
2,728,629 40,196 5.95 2,711,243 39,679 5.81 2,582,395 34,342 5.39
Taxable Securities 952,328 4,238 1.78 962,322 4,389 1.81 1,061,372 4,912 1.86
Tax-Exempt Securities
(2)
856 10 4.34 862 7 4.32 2,840 17 2.36
Interest Bearing Deposits 140,488 1,893 5.42 99,763 1,385 5.51 360,971 4,111 4.62
Total Earning Assets 3,849,615 46,900 4.90% 3,823,980 46,277 4.80% 4,062,688 44,026 4.39%
Cash & Due From Banks 75,763 76,681 74,639
Allowance For Credit Losses (30,030) (29,998) (25,637)
Other Assets 295,275 296,114 300,175
TOTAL ASSETS
$

4,190,623
$

4,166,777
$

4,411,865

Liabilities:
Noninterest Bearing Deposits
$

1,344,188
$

- - %
$

1,416,825
$

- - %
$

1,601,750
$

- - %
NOW Accounts 1,201,032 4,497 1.51 1,138,461 3,696 1.29 1,228,928 2,152 0.71
Money Market Accounts 353,591 1,985 2.26 318,844 1,421 1.77 267,573 208 0.31
Savings Accounts 539,374 188 0.14 557,579 202 0.14 629,388 76 0.05
Other Time Deposits 138,328 924 2.69 116,797 553 1.88 89,675 52 0.24
Total Interest Bearing Deposits 2,232,325 7,594 1.37 2,131,681 5,872 1.09 2,215,564 2,488 0.46
Total Deposits 3,576,513 7,594 0.85 3,548,506 5,872 0.66 3,817,314 2,488 0.26
Repurchase Agreements 25,725 201 3.14 26,831 199 2.94 9,343 9 0.37
Short-Term Borrowings 3,758 39 4.16 16,906 310 7.29 37,766 452 4.86
Subordinated Notes Payable 52,887 628 4.70 52,887 627 4.64 52,887 571 4.32
Other Long-Term Borrowings 281 3 4.80 336 5 4.72 480 6 4.80
Total Interest Bearing Liabilities 2,314,976 8,465 1.47% 2,228,641 7,013 1.25% 2,316,040 3,526 0.62%
Other Liabilities 68,295 78,772 81,206
TOTAL LIABILITIES 3,727,459 3,724,238 3,998,996
Temporary Equity 7,150 7,423 8,802

TOTAL SHAREOWNERS’ EQUITY 456,014 435,116 404,067
TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY
$

4,190,623
$

4,166,777
$

4,411,865

Interest Rate Spread 3.43% 3.55% 3.77%
Net Interest Income
$

38,435
$

39,264
$

40,500
Net Interest Margin (3) 4.01% 4.07% 4.04%
(1)

Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes net loan costs of $0.1 million for

the three months ended

March 31, 2024 and December 31, 2023, and net loan fees

of $0.1 million for the three months ended March 31,

2023.
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

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2023.
Item 4.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At March 31, 2024, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and
Chief Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934).

Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded
that, as of the end of the period covered by this report our disclosure controls and procedures were ineffective due to the identification
of the material weakness discussed below.
Previously Reported Material Weakness

in Internal Control Over Financial Reporting
A material weakness is a deficiency,

or a combination of deficiencies, in internal control over financial reporting such that there is a
reasonable possibility that a material misstatement of the Company’s annual interim financial statements will not be prevented or detected on a timely basis.

As reported in our 2023 Form 10-K/A, we did not maintain effective internal control over financial
reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange

Act of 1934) as of December 31, 2023 as a result of
a material weakness in our internal control over financial reporting for the review of significant inter-company mortgage loan sales
and servicing transactions was not designed effectively.

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

Specifically, management’s

review control over the
completeness, accuracy and review of financial information provided from CCHL related to the Statement of Cash Flows was not
designed effectively as the review was not sufficiently

precise to identify all errors in financial reporting. Refer to our 2023 Form 10-
K/A for a description of our material weakness.
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

Change in Internal Control
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
Item 1A. “Risk Factors” in our 2023 Form 10-K/A, as updated in our subsequent quarterly reports. The risks described in our 2023
Form 10-K/A and our subsequent quarterly reports are not the only risks facing

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
Total

number
Average
Total

number of shares
Maximum Number of shares
of shares price paid purchased under our remaining for purchase under
Period purchased per share share repurchase program our share repurchase program
January 1, 2024 to
January 31, 2024

(1)
9,101 $29.49 9,101 441,409
February 1, 2024 to
February 29, 2024

(2)
63,162 28.01 63,162 686,838
March 1, 2024 to
March 31, 2024

(2)
10,277 28.21 10,277 676,561
Total 82,540 $28.19 82,540

(1)
The information reported in this row relates to shares that were repurchased during the first quarter of 2024 through the
Company’s predecessor share

repurchase program that was approved on January 31, 2019 and was set to expire in 2024, under
which we were authorized to repurchase up to 750,000 shares of our common stock.

The predecessor share repurchase program
was terminated in January 2024.
(2)
The information reported in this row relates to shares that were repurchased during the first quarter of 2024 through the Capital
City Bank Group, Inc. Share Repurchase Program (“the Program”),

effective February 1, 2024, that was publicly announced on
February 2, 2024 and that expires on February 1, 2029, under which we were authorized to repurchase up to 750,000 shares of
our common stock.

Under the Program, shares may be repurchased by the Company from time to time in the open market or
through private transactions, as market conditions warrant.

The program does not obligate the Company to repurchase any
specified number of shares of its common stock.

No shares are repurchased outside of the Program.
Item 3.

Defaults Upon Senior Securities
None.

Item 4.

Mine Safety Disclosure
Not Applicable.

Item 5.

Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or officers

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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Mr. Larkin is the Principal

Financial Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: July 12, 2024