Form 10-Q
period 2024-06-30
CAPITAL CITY BANK GROUP INC
filed 2024-08-01
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2024
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
At July 31, 2024,
16,941,768

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2024
TABLE OF CONTENTS

PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – June 30, 2024 and December 31, 2023 4
Consolidated Statements of Income – Three and Six Months Ended June 30, 2024 and 2023 5
Consolidated Statements of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2024 and 2023 6
Consolidated Statements of Changes in Shareowners’ Equity – Three and Six Months Ended June 30, 2024 and 2023 7
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2024 and 2023 8
Notes to Consolidated Financial Statements 9

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

Item 6. Exhibits 50

Signatures

51

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
● the effects of changes in the level of checking or savings account deposits and the competition for deposits on our funding costs, net interest margin and ability to replace maturing deposits and advances;

● legislative or regulatory changes;
●
adverse developments in the financial services industry generally;

● inflation, interest rate, market and monetary fluctuations;
● uncertainty in the pricing of residential mortgage loans that we sell, as well as competition for the mortgage servicing rights related to these loans;

● interest rate risk and price risk resulting from retaining mortgage servicing rights and the effects of higher interest rates on our loan origination volumes;
● changes in monetary and fiscal policies of the U.S. Government;
● the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers;
● the effects of fraud related to debit card products;
● the accuracy of our financial statement estimates and assumptions;
● changes in accounting principles, policies, practices or guidelines;
● the frequency and magnitude of foreclosure of our loans;
● the effects of our lack of a diversified loan portfolio;
●
the strength of the local economies in which we operate;

● our ability to declare and pay dividends;
● structural changes in the markets for origination, sale and servicing of residential mortgages;
● our ability to retain key personnel;
● the effects of natural disasters (including hurricanes), widespread health emergencies (including pandemics), military conflict, terrorism, civil unrest or other geopolitical events;
● our ability to comply with the extensive laws and regulations to which we are subject;
● the impact of the restatement of our previously issued consolidated statements of cash flows;
● any deficiencies in the processes undertaken to effect these restatements and to identify and correct all errors in our historical financial statements that may require restatement;
● any inability to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to remediate our existing material weaknesses in our internal controls deemed ineffective;
● the willingness of clients to accept third-party products and services rather than our products and services;
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

OF FINANCIAL CONDITION
(Unaudited)
June 30, December 31,
(Dollars in Thousands, Except Par Value) 2024

2023
ASSETS

Cash and Due From Banks $
75,304
$
83,118
Federal Funds Sold and Interest Bearing Deposits

272,675

228,949
Total Cash and Cash Equivalents

347,979

312,067

Investment Securities, Available

for Sale, at fair value (amortized cost of $
341,307

and $
367,747
)

310,941

337,902
Investment Securities, Held to Maturity (fair value of $
551,244

and $
591,751
)

582,984

625,022
Equity Securities
2,537

3,450
Total Investment

Securities

896,462

966,374

Loans Held For Sale, at fair value
24,022

28,211

Loans Held for Investment
2,690,223

2,733,918
Allowance for Credit Losses

(29,219)

(29,941)
Loans Held for Investment, Net

2,661,004

2,703,977

Premises and Equipment, Net

81,414

81,266
Goodwill and Other Intangibles

92,853

92,933
Other Real Estate Owned
650
1
Other Assets

121,311

119,648
Total Assets $
4,225,695
$
4,304,477

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,343,606
$
1,377,934
Interest Bearing Deposits

2,264,958

2,323,888
Total Deposits

3,608,564

3,701,822

Short-Term

Borrowings

25,770
35,341
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

1,009
315
Other Liabilities

69,987
66,080
Total Liabilities
3,758,217
3,856,445
Temporary Equity
6,479
7,407

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,941,553

and
16,950,222

shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively
169
170
Additional Paid-In Capital

35,547
36,326
Retained Earnings

445,959
426,275
Accumulated Other Comprehensive Loss, net of tax

(20,676)
(22,146)
Total Shareowners’ Equity

460,999
440,625
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,225,695
$
4,304,477
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

June 30,
Six Months Ended

June 30,
(Dollars in Thousands, Except Per Share

Data)
2024 2023 2024 2023
INTEREST INCOME
Loans, including Fees $
41,138
$
37,608
$
81,821
$
72,499
Investment Securities:
Taxable
3,998
4,803
8,236
9,716
Tax Exempt
6
12
12
23
Funds Sold

3,624
2,782
5,517
6,893
Total Interest Income
48,766
45,205
95,586
89,131
INTEREST EXPENSE
Deposits
8,579
4,008
16,173
6,496
Short-Term

Borrowings
285
451
525
912
Subordinated Notes Payable
630
604
1,258
1,175
Other Long-Term

Borrowings
3
5
6
11
Total Interest Expense
9,497
5,068
17,962
8,594
NET INTEREST INCOME
39,269
40,137
77,624
80,537
Provision for Credit Losses
1,204
2,197
2,124
5,296
Net Interest Income After Provision For Credit Losses
38,065
37,940
75,500
75,241
NONINTEREST INCOME
Deposit Fees
5,377
5,326
10,627
10,565
Bank Card Fees
3,766
3,795
7,386
7,521
Wealth Management

Fees
4,439
4,149
9,121
8,077
Mortgage Banking Revenues
4,381
3,363
7,259
6,234
Other
1,643
3,334
3,310
5,328
Total Noninterest

Income
19,606
19,967
37,703
37,725
NONINTEREST EXPENSE
Compensation
24,406
23,438
48,813
46,962
Occupancy, Net
6,997
6,820
13,991
13,582
Other
9,038
10,027
17,808
17,417
Total Noninterest

Expense
40,441
40,285
80,612
77,961
INCOME BEFORE INCOME TAXES
17,230
17,622
32,591
35,005
Income Tax Expense
3,189
3,417
6,725
7,126
NET INCOME
14,041
14,205
25,866
27,879
Loss (Income) Attributable to Noncontrolling Interests
109
(31)
841
4
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,150
$
14,174
$
26,707
$
27,883
BASIC NET INCOME PER SHARE $
0.84
$
0.83
$
1.58
$
1.64
DILUTED NET INCOME PER SHARE $
0.83
$
0.83
$
1.57
$
1.64
Average Common

Basic Shares Outstanding
16,931
17,002
16,941
17,009
Average Common

Diluted Shares Outstanding
16,960
17,035
16,964
17,040
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2024 2023 2024 2023
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
14,150
$
14,174
$
26,707
$
27,883
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized loss on securities available for sale
769
(2,887)
(406)
3,921
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
845
876
1,736
1,741
Derivative:
Change in net unrealized gain on effective cash flow

derivative
(50)
585
387
(217)
Benefit Plans:
Pension plan settlement
-
(217)
-
(217)
Total Benefit Plans
-
(217)
-
(217)
Other comprehensive income (loss), before

tax
1,564
(1,643)
1,717
5,228
Deferred tax expense (benefit) related to other comprehensive income
160
(347)
247
1,371
Other comprehensive income (loss), net of tax
1,404
(1,296)
1,470
3,857
TOTAL COMPREHENSIVE

INCOME
$
15,554
$
12,878
$
28,177
$
31,740
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, April 1, 2024
16,928,507
$
169
$
34,861
$
435,364
$
(22,080)
$
448,314
Net Income Attributable to Common Shareowners
-
-
-
14,150
-
14,150
Other Comprehensive Income, net of tax -
-
-
-
1,404
1,404
Cash Dividends ($
0.2100

per share)
-
-
-
(3,555)
-
(3,555)
Stock Based Compensation -
-
322
-
-
322
Stock Compensation Plan Transactions, net
13,046
-
364
-
-
364
Balance, June 30, 2024
16,941,553
$
169
$
35,547
$
445,959
$
(20,676)
$
460,999
Balance, April 1, 2023
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
-
-
26,707
-
26,707
Reclassification to Temporary Equity - - -
87
-
87
Other Comprehensive Income, net of tax -
-
-
-
1,470
1,470
Cash Dividends ($
0.4200

per share)
-
-
-
(7,110)
-
(7,110)
Repurchase of Common Stock
(82,540)
-
(2,330)
-
-
(2,330)
Stock Based Compensation -
-
715
-
-
715
Stock Compensation Plan Transactions, net
73,871
(1)
836
-
-
835
Balance, June 30, 2024
16,941,553
$
169
$
35,547
$
445,959
$
(20,676)
$
460,999
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
408,771
$
(33,372)
$
412,422
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
(Dollars in Thousands) 2024 2023
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
26,707
$
27,883
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
2,124
5,296

Depreciation
4,050
3,927

Amortization of Premiums, Discounts and Fees, net
1,842
2,117

Amortization of Intangible Asset
80
80

Pension Plan Settlement Gain
-
(291)

Originations of Loans Held-for-Sale
(241,631)
(203,266)

Proceeds From Sales of Loans Held-for-Sale
249,378
191,180

Mortgage Banking Revenues
(7,259)
(6,234)

Net Additions for Capitalized Mortgage Servicing Rights
134
(253)

Stock Compensation
715
764

Deferred Income Taxes (Benefit)
(1,346)
(2,849)

Net Change in Operating Leases
195
(3)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
-
(1,900)

Net (Increase) Decrease in Other Assets
1,425
4,593

Net Increase in Other Liabilities
3,170
3,815
Net Cash Provided By Operating Activities
39,584
24,859
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(3,944)
-

Proceeds from Payments, Maturities, and Calls
45,849
18,992
Securities Available for

Sale:

Purchases
(5,661)
(4,634)

Proceeds from Payments, Maturities, and Calls
32,169
32,490
Equity Securities:

Net Increase in Equity Securities
(10)
-
Purchases of Loans Held for Investment
(302)
(1,463)
Proceeds from Sales of Loans
19,176
26,645
Net Decrease (Increase) in Loans Held for Investment
24,288
(164,319)
Proceeds From Sales of Other Real Estate Owned
-
3,772
Purchases of Premises and Equipment
(4,198)
(3,851)
Net Cash Provided by (Used In) Investing Activities
107,367
(92,368)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(93,258)
(150,451)
Net Decrease in Short-Term

Borrowings
(9,571)
(6,120)
Net Increase (Decrease) in Other Long-Term

Borrowings
694
(99)
Dividends Paid
(7,110)
(6,121)
Payments to Repurchase Common Stock
(2,330)
(2,022)
Proceeds from Issuance of Common Stock Under Purchase Plans
536
480
Net Cash Used In by Financing Activities
(111,039)
(164,333)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
35,912
(231,842)
Cash and Cash Equivalents at Beginning of Period

312,067
600,650
Cash and Cash Equivalents at End of Period

$
347,979
368,808
Supplemental Cash Flow Disclosures:

Interest Paid
$
17,153
$
8,720

Income Taxes Paid
$
3,005
$
3,860
Noncash Investing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
649
$
1,442

Loans Transferred from Held for Investment

to Held for Sale, net
$
15,475
$
26,076
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
Company’s 2023 Form

10-K/A.
Accounting Standards Updates
Proposed Accounting Standards ,
ASU

2023-01, “Leases (Topic

842)
:

Common Control Arrangements.” Accounting Standards
Update (“ASU”) 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-
for-profit organizations. The standard is effective

for the Company on January 1, 2024. As the Company does not have any such common control leases, adoption of this standard did not have any immediate impact on its consolidated financial statements and
related disclosures.
ASU No.

2023-02, “Investments—Equity Method and Joint Ventures

(Topic

323)
: Accounting for Investments in Tax

Credit
Structures Using the Proportional Amortization Method.” ASU 2023-02

is intended to improve the accounting and disclosures for
investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the
proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously,

this method was
only available for qualifying tax equity investments in low-income housing tax credit structures. The standard was effective for the
Company on January 1, 2024. As the Company does not have any such investments in tax credit structures that are accounted for
using the proportional amortization method, adoption of this standard did not have any immediate impact on its consolidated financial
statements or disclosures.

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
statements.
ASU No. 2023-07, “Improvements to Reportable

Segment Disclosures.”
ASU

2023-07 requires disclosure of significant segment
expenses and other segment items on an interim and annual basis. The standard is effective for fiscal years beginning after December
15, 2023, and for interim periods beginning after December 15,

2024. The Company is currently evaluating the provisions of the amendments

and the impact on its future consolidated statements.
ASU 2023-09, ”Income Taxes

(Topic

740) – Improvements to Income Tax

Disclosures.”
ASU 2023-09 is intended to increase
transparency about income tax information by requiring consistent categories and greater disaggregation of information in the rate
reconciliation and income taxes paid, disaggregated by jurisdiction. This guidance will be effective for annual periods beginning after
December 15, 2024. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated
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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
June 30, 2024
U.S. Government Treasury $
24,941
$
-
$
1,073
$
-
$
23,868
U.S. Government Agency
133,562
74
7,531
-
126,105
States and Political Subdivisions
43,302
-
4,669
(5)
38,628
Mortgage-Backed Securities (1)
69,810
-
11,283
-
58,527
Corporate Debt Securities
61,596
-
5,744
(135)
55,717
Other Securities (2)
8,096
-
-
-
8,096
Total

$
341,307
$
74
$
30,300
$
(140)
$
310,941
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
337,902
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
June 30, 2024
U.S. Government Treasury $
427,878
$
-
$
14,143
$
413,735
Mortgage-Backed Securities (1)
155,106
4
17,601
137,509
Total

$
582,984
$
4
$
31,744
$
551,244
December 31, 2023
U.S. Government Treasury $
457,681
$
-
$
16,492
$
441,189
Mortgage-Backed Securities (1)
167,341
13
16,792
150,562
Total

$
625,022
$
13
$
33,284
$
591,751
(1)

Comprised of residential mortgage-backed

securities
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
3.0

million and $
5.1

million,
respectively,

at June 30, 2024 and $
3.2

million and $
5.1

million, respectively,

at December 31, 2023.
At June 30, 2024 and December 31, 2023, the investment portfolio had $
2.5

million and $
3.5

million, respectively in equity securities.
These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
498.4

million and $
578.5

million at June 30, 2024 and December 31, 2023, respectively,

were
pledged to secure public deposits and for other purposes.
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

Investment Sales. There were
no

sales of investment securities for the three and six months ended June 30, 2024 and

June 30, 2023.

Maturity Distribution
.

At June 30, 2024, the Company’s investment

securities had the following maturity distribution based on
contractual maturity.

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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
25,906

$
25,261

$
192,392

$
188,638
Due after one year through five years

139,310

129,016

235,486

225,097
Due after five year through ten years

30,774

26,049

-

-
Mortgage-Backed Securities
69,810
58,527
155,106
137,509
U.S. Government Agency

67,411

63,992

-

-
Other Securities

8,096

8,096

-

-
Total

$
341,307

$
310,941

$
582,984

$
551,244

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
June 30, 2024
Available for

Sale
U.S. Government Treasury $
3,963

$
5

$
19,905

$
1,068

$
23,868

$
1,073
U.S. Government Agency
6,526
28
111,593
7,503
118,119
7,531
States and Political Subdivisions
2,687

212

35,946

4,457

38,633

4,669
Mortgage-Backed Securities
59

-

58,453

11,283

58,512

11,283
Corporate Debt Securities
945

150

54,907

5,594

55,852

5,744
Total

$
14,180

$
395

$
280,804

$
29,905

$
294,984

$
30,300

Held to Maturity
U.S. Government Treasury

140,435

2,687

273,300

11,456

413,735

14,143
Mortgage-Backed Securities
3,924

38

132,228

17,563

136,152

17,601
Total

$
144,359

$
2,725

$
405,528

$
29,019

$
549,887

$
31,744
December 31, 2023
Available for

Sale

U.S. Government Treasury $
-

$
-

$
19,751

$
1,269

$
19,751

$
1,269
U.S. Government Agency
12,890
74
121,220
7,979
134,110
8,053
States and Political Subdivisions

1,149

31

37,785

4,830

38,934

4,861
Mortgage-Backed Securities
23
-
63,195
9,714
63,218
9,714
Corporate Debt Securities
-
-
57,568
6,031
57,568
6,031
Total

$
14,062

$
105

$
299,519

$
29,823

$
313,581

$
29,928

Held to Maturity
U.S. Government Treasury

153,880

3,178

287,310

13,314

441,190

16,492
Mortgage-Backed Securities
786
14
148,282
16,778
149,068
16,792
Total

$
154,666

$
3,192

$
435,592

$
30,092

$
590,258

$
33,284
At June 30, 2024, there were
856

positions (combined AFS and HTM) with unrealized losses totaling $
62.0

million.

82

of these
positions are U.S. Treasury bonds and

carry the full faith and credit of the U.S. Government.

673

are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

At June 30, 2024, all collateralized
mortgage obligation securities, mortgage-backed securities, Small Business Administration securities, U.S. Agency,

and U.S. Treasury
bonds held were AAA rated.

The remaining
101

positions (municipal securities and corporate bonds) have a credit component.

At
June 30, 2024, corporate debt securities had an allowance for credit losses of

$
135,000

and municipal securities had an allowance of
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:

(Dollars in Thousands) June 30, 2024

December 31, 2023
Commercial, Financial and Agricultural $
204,990

$
225,190
Real Estate – Construction

200,754

196,091
Real Estate – Commercial Mortgage

823,122

825,456
Real Estate – Residential (1)

1,014,827

1,004,219
Real Estate – Home Equity

211,126

210,920
Consumer (2)

235,404

272,042
Loans Held For Investment, Net of Unearned Income $
2,690,223

$
2,733,918
(1) Includes loans in process balances of $
3.5

million and $
3.2

million at June 30, 2024 and December 31, 2023, respectively.
(2)
Includes overdraft balances of $
1.2

million and $
1.0

million at June 30, 2024 and December 31, 2023, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
7.7

million at June 30, 2024 and $
7.8
million at December 31, 2023.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
10.5

million at June 30, 2024 and $
10.1

million
at December 31, 2023, and is reported separately in Other Assets.
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
loans from CCHL, a related party.

Residential loan purchases from CCHL totaled $
73.6

million and $
199.5

million for the six months
ended June 30, 2024 and June 30, 2023, respectively,

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
June 30, 2024
Beginning Balance $
1,525
$
1,869
$
5,947
$
14,828
$
1,896
$
3,264
$
29,329
Provision for Credit Losses
391
(118)
110
(63)
(68)
877
1,129
Charge-Offs
(400)
-
-
-
-
(1,632)
(2,032)
Recoveries

59
-
19
23
37
655
793
Net (Charge-Offs) Recoveries
(341)
-
19
23
37
(977)
(1,239)
Ending Balance $
1,575
$
1,751
$
6,076
$
14,788
$
1,865
$
3,164
$
29,219
Six Months Ended

June 30, 2024
Beginning Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941
Provision for Credit Losses
675
(751)
71
(311)
62
2,265
2,011
Charge-Offs
(682)
-
-
(17)
(76)
(3,820)
(4,595)
Recoveries
100
-
223
60
61
1,418
1,862
Net (Charge-Offs) Recoveries
(582)
-
223
43
(15)
(2,402)
(2,733)
Ending Balance $
1,575
$
1,751
$
6,076
$
14,788
$
1,865
$
3,164
$
29,219
Three Months Ended
June 30, 2023
Beginning Balance $
1,515
$
3,359
$
4,710
$
11,950
$
1,879
$
3,395
$
26,808
Provision for Credit Losses
(86)
(512)
732
1,306
(188)
670
1,922
Charge-Offs
(54)
-
-
-
(39)
(1,887)
(1,980)
Recoveries

71
1
11
132
131
1,147
1,493
Net Charge-Offs
17
1
11
132
92
(740)
(487)
Ending Balance $
1,446
$
2,848
$
5,453
$
13,388
$
1,783
$
3,325
$
28,243
Six Months Ended

June 30, 2023
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068
Provision for Credit Losses
(8)
192
739
2,458
(198)
1,999
5,182
Charge-Offs
(218)
-
(120)
-
(39)
(4,253)
(4,630)
Recoveries
166
2
19
189
156
2,091
2,623
Net Charge-Offs
(52)
2
(101)
189
117
(2,162)
(2,007)
Ending Balance $
1,446
$
2,848
$
5,453
$
13,388
$
1,783
$
3,325
$
28,243
For the six months ended June 30, 2024, the allowance for loans HFI decreased by $
0.7

million and reflected a provision expense of
$
2.0

million and net loan charge-offs of $
2.7

million.

The decrease in the allowance was primarily due to lower loan balances.

For
the six months ended June 30, 2023, the allowance for loans HFI increased by

$
3.2

million and reflected a provision expense of $
5.2
million and net loan charge-offs of $
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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
June 30, 2024
Commercial, Financial and Agricultural $
139
$
124
$
-
$
263
$
204,574
$
153
$
204,990
Real Estate – Construction

-
-
-
-
200,432
322
200,754
Real Estate – Commercial Mortgage

351
-
-
351
822,128
643
823,122
Real Estate – Residential

855
367
-
1,222
1,010,794
2,811
1,014,827
Real Estate – Home Equity

234
-
-
234
209,779
1,113
211,126
Consumer

2,816
786
-
3,602
231,329
473
235,404
Total $
4,395
$
1,277
$
-
$
5,672
$
2,679,036
$
5,515
$
2,690,223
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

June 30, 2024 December 31, 2023
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
153
$
-
$
-
$
311
$
-
Real Estate – Construction

275
47
-
-
322
-
Real Estate – Commercial Mortgage

513
130
-
781
128
-
Real Estate – Residential

2,398
413
-
1,705
1,285
-
Real Estate – Home Equity

253
860
-
-
999
-
Consumer

-
473
-
-
711
-
Total Nonaccrual

Loans
$
3,439
$
2,076
$
-
$
2,486
$
3,756
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

June 30, 2024 December 31, 2023
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
30
$
-
$
30
Real Estate – Construction
275
-
275
-
Real Estate – Commercial Mortgage
513
-
1,296
-
Real Estate – Residential
1,690
-
1,706
-
Real Estate – Home Equity

253

-

-

-
Consumer

-

-

-

-
Total Collateral Dependent

Loans
$
2,731
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

Residential Real Estate Loans In Process of Foreclosure
.

At June 30, 2024 and December 31, 2023, the Company had $
0.6

million
and $
0.5

million, respectively, in 1-4 family

residential real estate loans for which formal foreclosure proceedings were in process.
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
At June 30, 2024, and December 31, 2023, the Company did

no
t have any modified loans made to borrowers due to the borrower experiencing financial difficulty.

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

The following tables summarize gross loans held for investment at June

30, 2024 and December 31, 2023 and current period gross
write-offs for the six months ended June 30, 2024 and twelve months ended December 31, 2023 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

(Dollars in Thousands)
Term

Loans by Origination Year
Revolving
As of June 30, 2024 2024 2023 2022 2021 2020 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
18,575
$
49,781
$
46,330
$
23,774
$
7,579
$
11,464
$
44,117
$
201,620
Special Mention
213
339
468
158
6
1
1,615
2,800
Substandard

-

110

102

79

66

106

107

570
Total
$
18,788
$
50,230
$
46,900
$
24,011
$
7,651
$
11,571
$
45,839
$
204,990
Current-Period Gross
Writeoffs
$
-
$
160
$
343
$
81
$
28
$
-
$
70
$
682
Real Estate -
Construction:
Pass $
32,673
$
110,069
$
44,567
$
5,782
$
-
$
186
$
645
$
193,922
Special Mention
3,201
709
335
-
-
-
-
4,245
Substandard

68

1,979

74

465

-

-

1

2,587
Total $
35,942
$
112,757
$
44,976
$
6,247
$
-
$
186
$
646
$
200,754
Real Estate -
Commercial Mortgage:
Pass $
45,499
$
118,169
$
252,091
$
129,114
$
94,607
$
133,921
$
19,088
$
792,489
Special Mention
179
5,513
5,456
-
784
5,122
-
17,054
Substandard

5,210

-

3,536

1,295

1,989

1,549

-

13,579
Total $
50,888
$
123,682
$
261,083
$
130,409
$
97,380
$
140,592
$
19,088
$
823,122
Real Estate - Residential:
Pass $
78,716
$
345,104
$
378,478
$
74,703
$
33,062
$
84,752
$
9,074
$
1,003,889
Special Mention
-
267
87
1,136
483
455
-
2,428
Substandard

-

-

1,416

2,636

1,211

3,247

-

8,510
Total

$
78,716
$
345,371
$
379,981
$
78,475
$
34,756
$
88,454
$
9,074
$
1,014,827
Current-Period Gross
Writeoffs
$
-
$
13
$
-
$
-
$
-
$
4
$
-
$
17
Real Estate - Home
Equity:
Performing $
171
$
535
$
47
$
114
$
10
$
969
$
208,167
$
210,013
Nonperforming

-

-

-

-

-

-

1,113

1,113
Total

$
171
$
535
$
47
$
114
$
10
$
969
$
209,280
$
211,126
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
-
$
76
$
76
Consumer:
Performing $
18,338
$
56,734
$
71,927
$
55,518
$
15,708
$
8,059
$
8,174
$
234,458
Nonperforming
80
-
236
153
-
4
473
946
Total $
18,418
$
56,734
$
72,163
$
55,671
$
15,708
$
8,063
$
8,647
$
235,404
Current-Period Gross
Writeoffs
$
1,237
$
752
$
1,166
$
351
$
134
$
66
$
114
$
3,820

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

The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential
mortgage loan commitments,

such as interest rate lock commitments (“IRLC’s”)

and forward contract sales and their related fair
values are set- forth below.

June 30, 2024 December 31, 2023
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
23,128
$
24,022
$
27,944
$
28,211
Residential Mortgage Loan Commitments ("IRLCs") (1)
37,992
690
23,545
523
Forward Sales Contracts (2)
35,500
55
24,500
209
(1) Recorded in other assets at fair value
(2)
Recorded in other assets and other liabilities at fair value,

respectively
At June 30, 2024, the Company had
no

residential mortgage loans held for sale 30-89 days past due and $
0.7

million of loans were on
nonaccrual status. At December 31, 2023, the Company had
no

residential mortgage loans held for sale 30-89 days past due and $
0.7
million of loans were on nonaccrual status.

Mortgage banking revenue was as follows:

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2024 2023 2024 2023
Net realized gains on sales of mortgage loans $
3,159
$
2,301
$
4,835
$
3,494
Net change in unrealized gain on mortgage loans held for sale
76
(934)
169
(476)
Net change in the fair value of IRLC's
(37)
(75)
167
452
Net change in the fair value of forward sales contracts
132
316
264
(86)
Pair-Offs on net settlement of forward sales contracts
152
96
210
95
Mortgage servicing rights additions
92
96
242
287
Net origination fees
807
1,563
1,372
2,468
Total mortgage banking

revenues
$
4,381
$
3,363
$
7,259
$
6,234

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) June 30, 2024 December 31, 2023
Number of residential mortgage loans serviced for others
489
450
Outstanding principal balance of residential mortgage loans serviced for others
$
129,390
$
108,897
Weighted average

interest rate
5.65%
5.37%
Remaining contractual term (in months)
350
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

Administration.

At
June 30, 2024, the servicing portfolio balance consisted of the following loan types: FNMA (
56
%), GNMA (
4
%), and private investor
(
40
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had
no

delinquent residential mortgage loans in GNMA pools serviced by the Company at June 30, 2024 and December
31, 2023, respectively.

The Company had
no

repurchases for the three and six months ended June 30, 2024, and $
0.5

million and $
1.5
million for the three and six months ended June 30, 2023, in delinquent residential loans from the GNMA pools. When delinquent
residential loans are repurchased, the Company has the intention to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2024 2023 2024 2023
Beginning balance $
919
$
2,792
$
831
$
2,599
Additions due to loans sold with servicing retained
92
96
242
287
Deletions and amortization
(46)
(36)
(108)
(34)
Sale of servicing rights
-
(2,287)
-
(2,287)
Ending balance $
965
$
565
$
965
$
565
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended June 30, 2024
or 2023.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:

June 30, 2024 December 31, 2023
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
9.82%
18.47%
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
13.44
% at June 30, 2024 and
14.22
% at December 31, 2023.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at June
30, 2024.

Amounts
(Dollars in Thousands) Outstanding
$
25

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.00%

to
3.00%
, with a floor rate of
3.25%

to
4.25%
.

A cash pledge deposit of $
0.1

million is required by the lender.
$
1,403
$
25

million warehouse line of credit agreement expiring in
December 2024
.

Interest is at the SOFR plus
2.75%
,
to
3.25%
.
1,905
Total Warehouse

Borrowings
$
3,308
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2023, warehouse line borrowings totaled $
8.4
million. At June 30, 2024, the Company had residential mortgage loans held for sale pledged as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, and maximum debt to net worth ratio, as
defined in the agreements.

The Company was in compliance with all significant debt covenants at June 30, 2024.

The Company has extended a $
50

million warehouse line of credit to CCHL, a
51
% owned subsidiary entity.

Balances and
transactions under this line of credit are eliminated in the Company’s consolidated financial statements and thus not included in the total short term borrowings noted on the Consolidated Statement of

Financial Condition.

The balance of this line of credit was $
32.4
million and $
31.4

million at June 30, 2024 and December 31, 2023, respectively.

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at June 30, 2024 were designed as a cash flow hedge for subordinated
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
June 30, 2024
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,705
6.0
December 31, 2023
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,317
6.5

The following table presents the change in net gains (losses) recorded in AOCI and the consolidated statements of income related to
the cash flow derivative instruments (interest rate swaps related to subordinated debt) for the three and six months ended June 30,
2024.

Change in Gain

Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended June 30, 2024 Interest expense $
(37)
$
376

Three months ended June 30, 2023
Interest expense
437

332

Six months ended June 30, 2024
Interest expense
$
289

$
751

Six months ended June 30, 2023
Interest expense
(161)
641

The Company estimates there will be approximately $
1.3

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
5.8

million and $
5.5

million at June 30, 2024 and December 31, 2023, respectively.
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

At June 30, 2024, the operating lease ROU assets and liabilities were $
25.8

million and $
26.4

million, respectively. At December

31,
2023, ROU assets and liabilities were $
27.0

million and $
27.4

million, respectively.

The Company does not have any finance leases
or any significant lessor agreements.
The table below summarizes our lease expense and other information related to the Company’s operating leases.

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2024 2023 2024 2023
Operating lease expense $
828
$
705
$
1,668
$
1,405
Short-term lease expense
195
132
389
271
Total lease expense $
1,023
$
837
$
2,057
$
1,676
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
784
$
706
$
1,494
$
1,411
Right-of-use assets obtained in exchange for new operating lease liabilities
40
87
40
2,993
Weighted average

remaining lease term — operating leases (in years)
16.7
18.5
16.7
18.5
Weighted average

discount rate — operating leases
3.5%
3.3%
3.5%
3.3%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) June 30, 2024
2024 $
1,644
2025
3,083
2026
2,947
2027
2,882
2028
2,633
2029 and thereafter
20,690
Total $
33,879
Less: Interest
(7,505)
Present Value

of Lease liability
$
26,374
At June 30, 2024, the Company had
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

million at June 30, 2024.
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

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2024 2023 2024 2023
Service Cost $
929
$
872
$
1,857
$
1,744
Interest Cost
1,524
1,458
3,048
2,916
Expected Return on Plan Assets
(2,029)
(1,701)
(4,058)
(3,403)
Prior Service Cost Amortization
-
1
-
3
Net Loss Amortization
41
234
82
467
Net Periodic Benefit Cost $
465
$
864
$
929
$
1,727
Discount Rate
5.29%
5.63%
5.29%
5.63%
Long-term Rate of Return on Assets
6.75%
6.75%
6.75%
6.75%

The components of the net periodic benefit cost for the Company’s

SERP and SERP II were as follows:
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2024 2023 2024 2023
Service Cost $
9
$
4
$
18
$
9
Interest Cost
114
130
227
261
Prior Service Cost Amortization
-
38
-
76
Net Loss Amortization
(71)
(155)
(140)
(309)
Pension Settlement Gain
-
(291)
-
(291)
Net Periodic Benefit Cost $
52
$
(274)
$
105
$
(254)
Discount Rate
5.11%
5.45%
5.11%
5.45%
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

June 30, 2024 December 31, 2023
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
201,381
$
533,164
$
734,545
$
207,605
$
534,745
$
742,350
Standby Letters of Credit

6,134

-

6,134
6,094

-

6,094
Total $
207,515
$
533,164
$
740,679
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

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2024 2023 2024 2023
Beginning Balance $
3,121
$
2,833
$
3,191
$
2,989
Provision for Credit Losses
18
287
(52)
131
Ending Balance $
3,139
$
3,120
$
3,139
$
3,120
Other Commitments.
In the normal course of business, the Company enters into lease commitments which are classified as operating
leases. See Note 6 – Leases for additional information on the maturity of the

Company’s operating lease commitments.

The Company has an outstanding commitment of up to $
1.0

million in a bank tech venture capital fund focused on finding and funding technology solutions for community banks and commitments of up to $
8.7

million for a solar tax credit equity fund
investment.

At June 30, 2024, the amount remaining to be funded for the bank tech venture capital and solar tax credit equity
investment fund commitments was $
0.4

million and $
8.2

million, respectively.

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

Accounting Standards Codification Topic

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

The
valuation represents the amount due and payable to the counterparty based upon the revised share conversion rate, if any,

during the
period. At June 30, 2024 and December 31, 2023, there were
no

amounts payable.

A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
June 30, 2024
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
23,868
$
-
$
-
$
23,868
U.S. Government Agency
-
126,105
-
126,105
States and Political Subdivisions
-
38,628
-
38,628
Mortgage-Backed Securities
-
58,527
-
58,527
Corporate Debt Securities
-
55,717
-
55,717
Equity Securities
-
-
2,537
2,537
Loans Held for Sale
-
24,022
-
24,022
Residential Mortgage Loan Commitments ("IRLCs")
-
-
690
690
Interest Rate Swap Derivative
-
5,705
-
5,705
Forward Sales Contracts
-
55
-
55
December 31, 2023
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
24,679
$
-
$
-
$
24,679
U.S. Government Agency
-
145,034
-
145,034
States and Political Subdivisions
-
39,083
-
39,083
Mortgage-Backed Securities
-
63,303
-
63,303
Corporate Debt Securities
-
57,552
-
57,552
Equity Securities
-
-
3,450
3,450
Loans Held for Sale
-
28,211
-
28,211
Residential Mortgage Loan Commitments ("IRLCs")
-
-
523
523
Interest Rate Swap Derivative
-
5,317
-
5,317
LIABILITIES:
Forward Sales Contracts
-
209
-
209
Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
4.1

million
and $
7.1

million, respectively, for the six months

ended June 30, 2024, and $
7.9

million and $
11.8

million, respectively, for

the six
months ended June 30, 2023.

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

Collateral-dependent loans had a carrying value of $
2.8

million with a valuation allowance of $
0.1

million at June 30, 2024
and a carrying value of $
3.3

million and a $
0.1

million valuation allowance at December 31, 2023.

Other Real Estate Owned
.

During the first six months of 2024, certain foreclosed assets, upon initial recognition,

were measured and
reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of June 30, 2024 and December 31, 2023, there was
no

valuation
allowance for loan servicing rights.

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

June 30, 2024
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
75,304
$
75,304
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
272,675
272,675
-
-
Investment Securities, Held to Maturity
582,984
413,735
137,509
-
Other Equity Securities
2,848
-
2,848
-
Mortgage Servicing Rights
965
-
-
1,552
Loans, Net of Allowance for Credit Losses
2,661,004
-
-
2,506,855
LIABILITIES:
Deposits $
3,608,564
$
-
$
3,161,667
$
-
Short-Term

Borrowings
25,770
-
25,770
-
Subordinated Notes Payable
52,887
-
43,620
-
Long-Term Borrowings
1,009
-
1,009
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

Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive
(Dollars in Thousands)

for Sale

Swap

Plans

(Loss) Income
Balance as of January 1, 2024 $
(25,691)

$
3,970

$
(425)

$
(22,146)
Other comprehensive income during the period

1,181

289

-

1,470
Balance as of June 30, 2024 $
(24,510)

$
4,259

$
(425)

$
(20,676)
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

The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,

and how our performance during the second quarter of 2024 compares with prior periods.

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

We offer

a broad array of products and services through a total of 63 full-service offices and 105 ATMs/ITMs

located in Florida, Georgia, and Alabama.

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

2024 2023
(Dollars in Thousands, except per share data) Second First Fourth Third Second
Shareowners' Equity (GAAP) $ 460,999 $ 448,314 $ 440,625 $ 419,706 $ 412,422
Less: Goodwill and Other Intangibles (GAAP) 92,853 92,893 92,933 92,973 93,013
Tangible Shareowners' Equity (non-GAAP) A 368,146 355,421 347,692 326,733 319,409
Total Assets (GAAP) 4,225,695 4,259,922 4,304,477 4,138,287 4,391,206
Less: Goodwill and Other Intangibles (GAAP) 92,853 92,893 92,933 92,973 93,013
Tangible Assets (non-GAAP) B $ 4,132,842 $ 4,167,029 $ 4,211,544 $ 4,045,314 $ 4,298,193
Tangible Common Equity Ratio (non-GAAP) A/B 8.91% 8.53% 8.26% 8.08% 7.43%
Actual Diluted Shares Outstanding (GAAP) C 16,970,228 16,947,204 17,000,758 16,997,886 17,025,023
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
21.69 20.97 20.45 19.22 18.76

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
2024 2023
(Dollars in Thousands, Except Per Share Data) Second First Fourth Third Second
Summary of Operations :
Interest Income $ 48,766 $ 46,820 $ 46,184 $ 45,753 $ 45,205
Interest Expense 9,497 8,465 7,013 6,473 5,068
Net Interest Income 39,269 38,355 39,171 39,280 40,137
Provision for Credit Losses 1,204 920 2,025 2,393 2,197
Net Interest Income After

Provision for Credit Losses
38,065 37,435 37,146 36,887 37,940
Noninterest Income 19,606 18,097 17,157 16,728 19,967
Noninterest Expense 40,441 40,171 39,958 39,105 40,285
Income Before Income Taxes 17,230 15,361 14,345 14,510 17,622
Income Tax Expense 3,189 3,536 2,909 3,004 3,417
Loss (Income) Attributable to NCI 109 732 284 1,149 (31)
Net Income Attributable to CCBG 14,150 12,557 11,720 12,655 14,174
Net Interest Income (FTE) (1) 39,334 38,435 39,264 39,367 40,224

Per Common Share :
Net Income Basic $ 0.84 $ 0.74 $ 0.69 $ 0.75 $ 0.83
Net Income Diluted 0.83 0.74 0.70 0.74 0.83
Cash Dividends Declared 0.21 0.21 0.20 0.20 0.18
Diluted Book Value 27.17 26.45 25.92 24.69 24.21
Diluted Tangible Book Value (2) 21.69 20.97 20.45 19.22 18.76
Market Price:

High
28.58 31.34 32.56 33.44 34.16

Low
25.45 26.59 26.12 28.64 28.03

Close
28.44 27.70 29.43 29.83 30.64

Selected Average Balances :
Investment Securities $ 919,832 $ 953,184 $ 963,184 $ 1,005,003 $ 1,043,858
Loans Held for Investment 2,726,748 2,728,629 2,711,243 2,672,653 2,657,693
Earning Assets 3,935,280 3,849,615 3,823,980 3,876,980 3,974,803
Total Assets 4,272,188 4,190,623 4,166,777 4,218,855 4,320,601
Deposits 3,641,028 3,576,513 3,548,506 3,596,816 3,719,564
Shareowners’ Equity 465,297 456,014 435,116 427,580 418,757
Common Equivalent Average Shares:

Basic
16,931 16,951 16,947 16,985 17,002

Diluted
16,960 16,969 16,997 17,025 17,035
Performance Ratios:
Return on Average Assets (annualized) 1.33% 1.21% 1.12% 1.19% 1.32%
Return on Average Equity (annualized) 12.23 11.07 10.69 11.74 13.58
Net Interest Margin (FTE) 4.02 4.01 4.07 4.03 4.06
Noninterest Income as % of Operating Revenue 33.30 32.06 30.46 29.87 33.22
Efficiency Ratio 68.61 71.06 70.82 69.88 66.93

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 29,219 $ 29,329

$
29,941 $ 29,083 $ 28,243
Nonperforming Assets (“NPAs”) 6,165 6,799 6,243 4,695 6,624
ACL to Loans HFI 1.09% 1.07% 1.10% 1.08% 1.05%
NPAs to Total

Assets
0.15 0.16 0.15 0.11 0.15
NPAs to Loans HFI plus OREO 0.23 0.25 0.23 0.17 0.25
ACL to Non-Performing Loans 529.79 431.46 479.70 619.58 426.44
Net Charge-Offs to Average Loans HFI 0.18 0.22 0.23 0.17 0.07
Capital Ratios:
Tier 1 Capital 16.31% 15.67% 15.37% 15.11% 14.56%
Total Capital 17.50 16.84 16.57 16.30 15.68
Common Equity Tier 1 14.44 13.82 13.52 13.26 12.73
Leverage 10.51 10.45 10.30 9.98 9.54
Tangible Common Equity (2) 8.91 8.53 8.26 8.08 7.43
(1)
Fully Tax Equivalent
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 33.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.

Net income attributable to common shareowners totaled $14.2

million, or $0.83 per diluted share, for the
second quarter of 2024 compared to $12.6 million, or $0.74 per diluted share, for the first quarter of 2024, and $14.2 million, or $0.83 per diluted share, for the second quarter of 2023.

For the first six months of 2024, net income attributable to common shareowners totaled $26.7 million, or $1.57 per diluted share, compared to net income of $27.9 million, or $1.64 per diluted share, for the same
period of 2023.

Net Interest Income.

Tax-equivalent net

interest income for the second quarter of 2024 totaled $39.3 million, compared to $38.4
million for the first quarter of 2024, and $40.2 million for the second quarter of 2023.

Compared to the first quarter of 2024, the
increase was primarily due to higher overnight funds and loan interest income that was partially offset by higher deposit interest
expense.

Compared to the second quarter of 2023, the $0.9 million decrease was generally driven by higher deposit interest expense
and lower overnight funds and investment interest income which outpaced an increase in loan interest income.

For the first six months
of 2024, tax-equivalent net interest income totaled $77.8 million compared to $80.7 million for the same period of 2023.

The decrease
was primarily driven by the same aforementioned trends.
Provision and Allowance for Credit

Losses.

We recorded

a provision for credit losses of $1.2 million for the second quarter of 2024 compared to $0.9 million for the first quarter of 2024 and $2.2 million for the second quarter of 2023.

Compared to the first quarter of
2024, the increase in the provision was primarily due to loan grade migration and slightly higher loss rates partially offset by lower
loan balances.

For the first six months of 2024, we recorded a provision for credit losses of $2.1 million compared to $5.3 million for
the same period of 2023 with the decrease driven primarily by lower new loan volume in 2024.

At June 30, 2024, the allowance
represented 1.09% of loans held for investment (“HFI”) compared to 1.07% at March 31, 2024, and 1.10% at December 31, 2023.

Noninterest Income
.

Noninterest income for the second quarter of 2024 totaled $19.6 million compared to $18.1 million for the first
quarter of 2024 and $20.0 million for the second quarter of 2023.

The $1.5 million increase over the first quarter of 2024 was due to an increase in mortgage banking revenues.

Compared to the second quarter of 2023, the $0.4 million decrease was primarily attributable to a $1.7 million decrease in other income which reflected a $1.4 million gain from the sale of mortgage servicing rights in the second quarter of 2023, partially offset by a $1.0 million increase in mortgage banking revenues and a $0.3 million increase in
wealth management fees.

For the first six months of 2024, noninterest income totaled $37.7 million, which is comparable to the same
period of 2023 and reflected a $2.0 million decrease in other income that was partially offset by a $1.0 million increase in wealth management fees and a $1.0 million increase in mortgage banking revenues.

Noninterest Expense.
Noninterest expense for the second quarter of 2024 totaled $40.4 million compared to $40.2 million for the first
quarter of 2024 and $40.3 million for the second quarter of 2023.

The $0.2 million increase over the first quarter of 2024 reflected a
$0.2 million increase in other expense which included the write-off of obsolete assets from the remodeling of an office site and a core system migration in the second quarter of 2024.

Compared to the second quarter of 2023, the $0.1 million increase reflected a $1.0
million increase in compensation expense and a $0.1 million increase in occupancy expense that was partially offset by a $1.0 million decrease in other expense.

For the first six months of 2024, noninterest expense totaled $80.6 million compared to $78.0 million for
the same period of 2023 with the $2.6 million increase attributable to increases in compensation expense of $1.8 million, occupancy
expense of $0.4 million, and other expense of $0.4 million.

Other expense for 2023 included a $1.8 million gain from the sale of a banking office in the first quarter of 2023.

Financial Condition
Earning Assets.
Average earning

assets totaled $3.935 billion for the second quarter of 2024, an increase of $85.7 million,

or 2.2%,
over the first quarter of 2024, and an increase of $111.3

million, or 2.9%, over the fourth quarter of 2023.

The variance for both prior
period comparisons was driven by an increase in deposit balances, resulting in higher levels of overnight funds sold.

Compared to the
fourth quarter of 2023, the change in the earning asset mix reflected a $162.7 million increase in overnight funds and a $15.5 million
increase in loans HFI that was partially offset by lower

investment securities of $43.4 million, and loans held for sale of $23.5 million.
Loans.
Average loans HFI decreased

$1.9 million, or 0.1%, from the first quarter of 2024 and increased $15.5 million, or

0.6%, over
the fourth quarter of 2023.

Period end loans HFI decreased $40.9 million, or 1.5%, from the first quarter of 2024 and decreased $43.7
million, or 1.6%, from the fourth quarter of 2023.

Credit Quality
. Nonperforming assets (nonaccrual loans and other real estate) totaled

$6.2 million at June 30, 2024 compared to $6.8
million at March 31, 2024 and $6.2 million at December 31, 2023.

At June 30, 2024, nonperforming assets as a percent of total assets equaled 0.15%, compared to 0.16% at March 31, 2024 and 0.15% at December

31, 2023.

Nonaccrual loans totaled $5.5 million at
June 30, 2024, a $1.3 million increase over March 31, 2024 and a $0.7 million decrease from December 31, 2024.

Further, classified
loans totaled $25.6 million at June 30, 2024, a $3.3 million increase over

March 31, 2024 and a $3.4 million increase over December
31, 2023.

Deposits
. Average total

deposits were $3.641 billion for the second quarter of 2024, an increase of $64.5 million, or 1.8%, over the
first quarter of 2024 and an increase of $92.5 million, or 2.6%, over the fourth quarter of 2023.

At June 30, 2024, total deposits were
$3.609 billion, decreases of $46.2 million, or 1.3%, from March 31, 2024,

and $93.3 million, or 2.5%, from December 31, 2023.

Capital
. At June 30, 2024, we were “well-capitalized”

with a total risk-based capital ratio of 17.50% and a tangible common equity ratio (a non-GAAP financial measure) of 8.91% compared to 16.84%

and 8.53%, respectively,

at March 31, 2024 and 16.57% and
8.26%, respectively,

at December 31, 2023.

At June 30, 2024, all of our regulatory capital ratios exceeded the threshold to be

“well-
capitalized”

under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.

Three Months Ended Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands, except per share data) 2024 2024 2023 2024 2023
Interest Income $ 48,766 $ 46,820 $ 45,205 $ 95,586 $ 89,131
Taxable Equivalent Adjustments 65 80 87 145 188
Total Interest Income (FTE) 48,831 46,900 45,292 95,731 89,319
Interest Expense 9,497 8,465 5,068 17,962 8,594
Net Interest Income (FTE) 39,334 38,435 40,224 77,769 80,725
Provision for Credit Losses 1,204 920 2,197 2,124 5,296
Taxable Equivalent Adjustments 65 80 87 145 188
Net Interest Income After Provision for Credit Losses 38,065 37,435 37,940 75,500 75,241
Noninterest Income 19,606 18,097 19,967 37,703 37,725
Noninterest Expense 40,441 40,171 40,285 80,612 77,961
Income Before Income Taxes 17,230 15,361 17,622 32,591 35,005
Income Tax Expense 3,189 3,536 3,417 6,725 7,126
Pre-Tax (Income) Loss Attributable to Noncontrolling

Interest
109 732 (31) 841 4
Net Income Attributable to Common Shareowners $ 14,150 $ 12,557 $ 14,174 $ 26,707 $ 27,883

Basic Net Income Per Share $ 0.84 $ 0.74 $ 0.83 $ 1.58 $ 1.64
Diluted Net Income Per Share $ 0.83 $ 0.74 $ 0.83 $ 1.57 $ 1.64
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

I, “Average Balances

& Interest Rates,” on page 47.
Tax-equivalent net

interest income for the second quarter of 2024 totaled $39.3 million, compared to $38.4 million for the first quarter
of 2024, and $40.2 million for the second quarter of 2023.

Compared to the first quarter of 2024, the increase was primarily due to
higher overnight funds and loan interest income that was partially offset by higher deposit interest expense.

The increase in overnight
funds interest income reflected higher average deposit balances and the increase in loan interest income reflected existing loans re-
pricing at higher rates and new loan volume at higher rates.

The increase in deposit interest expense was attributable to higher average
money market account (“MMA”) balances and to a lesser extent certificates of deposit (“CD”) balances and reflected a combination of
re-mix from other deposit categories and higher rates for certain products.

Compared to the second quarter of 2023, the $0.9 million decrease was generally driven by higher deposit interest expense and lower
overnight funds and investment interest income which outpaced an increase in loan interest income.

For the first six months of 2024,
tax-equivalent net interest income totaled $77.8 million compared to $80.7 million for the same period of 2023.

The decrease was
primarily driven by the same aforementioned trends.

Our net interest margin for the second quarter of 2024 was 4.02%,

an increase of one basis point over the first quarter of 2024 and a decrease of four basis points from the second quarter of 2023.

For the month of June 2024, our net interest margin was 4.04%.

For the
first six months of 2024, our net interest margin was 4.01% compared to 4.05% for the same period of 2023.

Compared to the first
quarter of 2024, the slight increase was primarily due to the favorable loan repricing that was partially offset by higher deposit cost.

The decrease from both prior year periods reflected higher deposit cost related to re-mix within the deposit base and higher rates paid
on deposits, partially offset by higher yields from new loan volume and existing loans repricing at higher rates.

For the second quarter
of 2024, our cost of funds was 97 basis points, an increase of nine basis points over the first quarter of 2024 and an increase of 46 basis
points over the second quarter of 2023.

Our cost of deposits (including noninterest bearing accounts) was 95 basis points, 85 basis
points, and 43 basis points, respectively,

for the same periods.

Provision for Credit Losses
We recorded

a provision for credit losses of $1.2 million for the second quarter of 2024 compared to $0.9 million for the first quarter
of 2024 and $2.2 million for the second quarter of 2023.

Compared to the first quarter of 2024, the increase in the provision was primarily due to loan grade migration and slightly higher loss rates partially offset by lower loan balances.

For the first six months of
2024, we recorded a provision for credit losses of $2.1 million compared to $5.3 million for the same period of 2023 with the decrease driven primarily by lower new loan volume in 2024.

We discuss the allowance

for credit losses further below.

For more information
on charge-offs and recoveries, see Note 3 –

Loans Held for Investment and Allowance for Credit Losses in the Notes to Consolidated
Financial Statements.
Noninterest Income
Noninterest income for the second quarter of 2024 totaled $19.6 million compared to $18.1 million for the first quarter of 2024 and
$20.0 million for the second quarter of 2023.

The $1.5 million increase over the first quarter of 2024 was due to an increase in mortgage banking revenues driven by higher production.

Compared to the second quarter of 2023, the $0.4 million decrease was primarily attributable to a $1.7 million decrease in other income which reflected a $1.4 million gain from the sale of mortgage
servicing rights in the second quarter of 2023, partially offset by a $1.0 million increase in mortgage banking revenues driven by a
higher gain on sale margin, and a $0.3 million increase in wealth management fees.

For the first six months of 2024, noninterest income totaled $37.7 million,

which is comparable to the same period of 2023 and
reflected a $2.0 million decrease in other income that was partially offset by a $1.0 million increase in wealth management fees and a
$1.0 million increase in mortgage banking revenues.

The decrease in other income was primarily attributable to the aforementioned
$1.4 million gain from the sale of mortgage servicing rights in 2023.

A decrease in vendor bonus income and miscellaneous income
also contributed to the decrease.

The increase in wealth management fees was primarily driven by higher retail brokerage fees and to
a lesser extent trust fees.

The increase in mortgage banking revenues was due to a higher gain on sale margin.
Noninterest income represented 33.3% of operating revenues (net interest income plus noninterest income) in the second quarter of
2024 compared to 32.0% in the first quarter of 2024 and 33.2% in the second quarter of 2023.

For the first six months of 2024,
noninterest income represented 32.7% of operating revenues compared to 31.9% for the same period of 2023.

The table below reflects the major components of noninterest income.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2024 2024 2023 2024 2023
Deposit Fees $ 5,377 $ 5,250 $ 5,326 $ 10,627 $ 10,565
Bank Card Fees 3,766 3,620 3,795 7,386 7,521
Wealth Management

Fees
4,439 4,682 4,149 9,121 8,077
Mortgage Banking Revenues 4,381 2,878 3,363 7,259 6,234
Other 1,643 1,667 3,334 3,310 5,328
Total

Noninterest Income
$ 19,606 $ 18,097 $ 19,967 $ 37,703 $ 37,725

Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the second quarter of 2024

totaled $5.4

million, an increase of $0.1 million, or 2.4%, over the first quarter of 2024, and an increase of $0.1

million, or 1.0%, over the second quarter of 2023.

For the first six months of 2024, deposit
fees totaled $10.6 million, an increase an increase of $0.1 million, or 0.6%,

over the same period of 2023.

Compared to the first
quarter of 2024, the increase was primarily attributable to an increase in commercial account analysis fee income.

The increase over
both prior year periods was also driven by higher commercial account analysis fee income.
Bank Card Fees
.

Bank card fees for the second quarter of 2024 totaled $3.8

million, an increase of $0.1 million, or 4.1%, over the
first quarter of 2024, and comparable to the second quarter of 2023.

For the first six months of 2024, bank card fees totaled $7.4 million, a decrease of $0.1 million, or 1.8%, from the same period of 2023.

The slight change in fees between all periods reflected
variance in debit card utilization as consumer spending patterns normalize.
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

Wealth management

fees for the second quarter of 2024 totaled $4.4

million, a decrease of $0.2 million, or 5.2%
from the first quarter of 2024, and an increase of $0.3 million,

or 7.0% over the second quarter of 2023.

For the first six months of
2024, wealth management fees totaled $9.1 million, an increase of $1.0 million, or 12.9%, over the same period of 2023, and reflected an $0.8 million increase in retail brokerage fees and a $0.4 million increase in trust fees that was partially offset by a $0.2 million
decrease in insurance commission revenue.

The increase in retail brokerage assets was driven by increased fixed income and annuity
product sales and the increase in trust fees reflected both new account growth and higher account values/returns reflective of the
improved market returns.

At June 30, 2024, total assets under management were approximately $2.770 billion compared to $2.686
billion at March 31, 2024 and $2.588 billion at December 31, 2023.
Mortgage Banking Revenues.
Mortgage banking revenues totaled $4.4 million for the second quarter of 2024, an increase of $1.5
million, or 52.2%, over the first quarter of 2024

and an increase of $1.0 million, or 30.3%, over the second quarter of 2023.

For the
first six months of 2024, revenues totaled $7.3 million compared to

$6.2 million for the same period of 2023.

Compared to the first
quarter of 2024, the increase was driven by higher production.

Compared to both prior year periods, the increase was attributable to a higher gain on sale margin which reflected a higher percentage of secondary market/mandatory delivery loan sales.

We provide a
detailed overview of our mortgage banking operation, including a detailed break-down of mortgage banking revenues, mortgage servicing activity,

and warehouse funding within Note 4 – Mortgage Banking Activities in the Notes to Consolidated Financial
Statements.

Other
.

Other income totaled $1.6 million for the second quarter of 2024,

comparable to the first quarter of 2024 and a decrease of
$1.7 million, or 50.7%, from the third quarter of 2023.

For the first six months of 2024, other income totaled $3.3 million compared to $5.3 million for the same period of 2023.

The decrease from both prior year periods was primarily due to a $1.4 million gain from
the sale of mortgage servicing rights realized in the second quarter of 2023.

Decreases in miscellaneous income of $0.3 million and
vendor dividend income of $0.2 million contributed to the decrease for the six-month period.
Noninterest Expense

Noninterest expense for the second quarter of 2024 totaled $40.4 million compared to $40.2 million for the first quarter of 2024 and
$40.3 million for the second quarter of 2023.

The $0.2 million increase over the first quarter of 2024 reflected a $0.2 million increase in other expense which included the write-off of obsolete

assets from the remodeling of an office site and a core system migration in
the second quarter of 2024.

Compared to the second quarter of 2023, the $0.1 million increase reflected a $1.0 million increase in
compensation expense and a $0.1 million increase in occupancy expense that was partially offset by a $1.0 million decrease in other expense.

The increase in compensation expense reflected a $0.7 million increase in salary expense and a $0.3 million increase in
associate benefit expense.

The increase in salary expense was primarily due to lower realized loan cost (credit offset to salary
expense) of $0.5 million (lower new loan volume) and higher base salary expense of $0.3 million.

The increase in associate benefit
expense was attributable to higher expense for associate insurance.

The increase in occupancy expense was due to higher expense for maintenance agreements (security upgrades).

The decrease in other expense was due to a one-time payment for $0.8 million in the second quarter of 2023 related to a consulting engagement for the negotiation of a new core processing agreement.

For the first six months of 2024, noninterest expense totaled $80.6 million compared to $78.0 million for the same period of 2023 with
the $2.6 million increase attributable to increases in compensation expense of

$1.8 million, occupancy expense of $0.4 million, and
other expense of $0.4 million.

The increase in compensation expense was primarily due to a lower level of realized loan cost (credit
offset to salary expense) of $2.0 million (lower new loan volume)

and higher base salary expense of $0.8 million (primarily annual merit raises), partially offset by lower commission expense of

$1.1 million.

The increase in occupancy was driven by an increase in
expense for maintenance agreements (security upgrades and addition of interactive teller machines).

The increase in other expense
reflected a $1.8 million gain from the sale of a banking office in the first quarter of 2023 that was partially offset by lower pension
plan expense of $0.6 million and the favorable impact of the aforementioned one-time consulting expense of $0.8 million in 2023.

The table below reflects the major components of noninterest expense.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2024 2024 2023 2024 2023
Salaries $ 20,754

$
20,604

$
20,044

$
41,358

$
39,561
Associate Benefits 3,652 3,803 3,394 7,455 7,401
Total Compensation

24,406 24,407 23,438 48,813 46,962

Premises 3,043 3,173 3,170 6,216 6,414
Equipment 3,954 3,821 3,650 7,775 7,168
Total Occupancy 6,997 6,994 6,820 13,991 13,582

Legal Fees 430 435 419 865 781
Professional Fees 1,340 1,258 2,039 2,598 3,363
Processing Services 1,938 1,833 1,872 3,771 3,614
Advertising 851 815 959 1,666 1,833
Telephone 718 709 679 1,427 1,385
Insurance – Other 749 915 872 1,664 1,703
Other Real Estate Owned, net

19 18 (28) 37 (1,855)
Pension - Other (419) (419) 6 (838) 13
Pension Settlement (Gain) Charge - - (291) - (291)
Miscellaneous 3,412 3,206 3,500 6,618 6,871
Total Other

9,038 8,770 10,027 17,808 17,417
Total

Noninterest Expense

$ 40,441

$
40,171

$
40,285

$
80,612

$
77,961
Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $24.4 million for the second quarter of 2024,

comparable to the first quarter of 2024
and a $1.0 million increase from the second quarter of 2023.

The increase in compensation expense reflected a $0.7 million increase in salary expense and a $0.3 million increase in associate benefit expense.

The increase in salary expense was primarily due to lower
realized loan cost (credit offset to salary expense) of $0.5 million (lower new loan volume) and higher base salary expense of $0.3
million.

The increase in associate benefit expense was attributable to higher expense for associate insurance.

For the first six months
of 2023, compensation expense totaled $48.8 million compared to $47.0 million for the same period of 2023

with the $1.8 million
increase attributable to a $1.8 million increase in salary expense which reflected a $2.0 million reduction in realized loan cost (credit
offset to salary expense) driven by lower new loan volume,

and higher base salary expense of $0.8 million (primarily annual merit raises), partially offset by lower commission expense of $1.1 million.
Occupancy
.

Occupancy expense totaled $7.0 million for the second quarter of 2024, comparable to the first quarter of 2024 and a $0.2
million increase from the second quarter of 2023.

For the first six months of 2024, occupancy expense totaled $14.0 million compared to $13.6 million for the same period of 2023.

Compared to both prior year periods,

the increase in occupancy expense was due to
higher expense for maintenance agreements (security upgrades).

Other
.

Other expense totaled $9.0 million for the second quarter of 2024 compared to $8.8 million for the first quarter of 2024

and
$10.0 million for the second quarter of 2023.

For the first six months of 2024, other expense totaled $17.8 million compared to $17.4 million for the same period of 2023.

Compared to the first quarter of 2024, the $0.2 million increase was attributable to the write-off
of obsolete assets from the remodeling of an office site and a core system migration in the second quarter of 2024.

Compared to the
second quarter of 2023, the decrease was primarily due to a one-time payment for $0.8 million in the second quarter of 2023 related to
a consulting engagement for the negotiation of a new core processing agreement.

For the six-month period, the increase was primarily
due to a $1.8 million gain from the sale of a banking office in the first quarter of 2023 that was partially offset by lower pension plan
expense of $0.6

million and the favorable impact of the aforementioned one-time consulting expense of $0.8 million in 2023.
Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 68.61%

for the second quarter of 2024 compared to 71.06% for the first quarter of 202

4

and 66.93% for
the second quarter of 2023.

For the first six months of 2024, this ratio was 69.81% compared to 65.82% for the same period of 2023.

Income Taxes
We realized income

tax expense of $3.2 million (effective rate of 18.5%) for the second quarter of 2024 compared to $3.5 million
(effective rate of 23.0%) for the first quarter of 2024 and $3.4 million (effective rate of 19.4%) for the second quarter of 2023.

For the
first six months of 2024, we realized income tax expense of $6.7 million (effective rate of 20.6%) compared to $7.1 million (effective
rate of 20.4%) for the same period of 2023.

The decrease in our effective tax rate for the second quarter of

2024 was primarily due to
a higher level of tax benefit accrued from a new investment in a solar tax credit equity fund.

Absent discrete items, we expect our
annual effective tax rate to approximate 20-21% for 2024.
FINANCIAL CONDITION
Average earning

assets totaled $3.935 billion for the second quarter of 2024, an increase of $85.7 million, or

2.2%, over the first
quarter of 2024, and an increase of $111.3

million, or 2.9%, over the fourth quarter of 2023.

The variance for both prior period
comparisons was driven by an increase in deposit balances (see below – Deposits
), resulting in higher levels of overnight funds sold.

Compared to the fourth quarter of 2023, the change in the earning asset mix reflected a $162.7 million increase in overnight funds and
a $15.5 million increase in loans HFI that was partially offset by lower investment securities of $43.4 million, and loans held for sale of $23.5 million.
Investment Securities
Average investments

decreased $33.4 million, or 3.5%, from the first quarter of 2024 and $43.4 million, or 4.5%,

from the fourth
quarter of 2023. Our investment portfolio represented 23.4% of our average earning assets for the second quarter of 2024 compared to
24.8% for the first quarter of 2024 and 25.2% for the fourth quarter of

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

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At June 30, 2024, $583.0 million, or 65.0%, of the investment portfolio was classified as HTM and
$310.9 million, or 34.7%, was classified as AFS. The average maturity of our total portfolio at June 30, 2024 was 2.67 compared to
2.76 years at March 31, 2024 and 2.91 years at December 31, 2023.

The duration of our investment portfolio at June 30, 2024 was
2.16 years compared to 2.39 years at March 31, 2024 and 2.91 years at December 31, 2023.

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
At June 30, 2024, there were 856 positions (combined AFS and HTM) with unrealized losses totaling $62.0 million. 82 of these
positions are U.S. Treasuries and carry the full faith

and credit of the U.S. Government.

673 were U.S. government agency securities
issued by U.S. government sponsored entities. The remaining 101 positions

(municipal securities and corporate bonds) have a credit
component.

At June 30, 2024, corporate debt securities had an allowance for credit losses of $135,000 and municipal securities had
an allowance of $5,000.

At June 30, 2024, all collateralized mortgage obligation securities, mortgage

-backed securities,

Small
Business Administration securities,

U.S. Agency, and

U.S. Treasury bonds held were AAA rated.

Loans HFI
Average loans

HFI decreased $1.9 million, or 0.1%, from the first quarter of 2024 and increased $15.5 million,

or 0.6%, over the
fourth quarter of 2023.

Compared to the first quarter of 2024, the slight decrease was driven by a decline in the consumer loans
(primarily indirect auto) of $19.0 million, partially offset by increases in residential real estate loans of $10.1 million and commercial real estate loans of $8.0 million.

Compared to the fourth quarter of 2023, the increase was primarily attributable to a $51.8 million
increase in residential real estate loans that was partially offset by a decrease of $35.0 million in consumer loans (primarily indirect auto).

Period end loans HFI decreased $40.9 million, or 1.5%, from the first quarter of 2024 and decreased $43.7 million, or 1.6%, from the
fourth quarter of 2023.

Compared to the first quarter of 2024, the decline reflected a $20.0 million decrease in consumer loans
(primarily indirect auto) and a $13.3 million decrease in commercial loans

(primarily tax-exempt loans).

The decrease from the fourth
quarter of 2023 was primarily attributable to a $36.8 million decrease in consumer loans (primarily indirect auto) and commercial
loans of $20.2 million (primarily tax-exempt loans) that was partially offset by a $11.3 million increase in residential real estate loans.

Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Nonperforming assets (nonaccrual loans and other real estate) totaled $6.2 million at June 30, 2024 compared to $6.8 million at March
31, 2024 and $6.2 million at December 31, 2023.

At June 30, 2024, nonperforming assets as a percent of total assets equaled 0.15%, compared to 0.16% at March 31, 2024 and 0.15% at December 31, 2023.

Nonaccrual loans totaled $5.5 million at June 30, 2024, a
$1.3 million decrease from March 31, 2024 and a $0.7 million decrease from December 31, 2024.

Further, classified loans totaled
$25.6 million at June 30, 2024, a $3.3 million increase over March 31, 2024 and a $3.4 million increase over December 31, 2023.
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
conditions and forecasts.

At June 30, 2024, the allowance for credit losses for loans HFI totaled $29.2 million compared to $29.3 million at March 31, 2024 and
$29.9 million at December 31, 2023.

Activity within the allowance is provided in Note 3 – Loans Held for Investment and Allowance
for Credit Losses in the Consolidated Financial Statements.

The slight decrease in the allowance from March 31, 2024 reflected a lower level of net charge-offs (18 basis points

for the second quarter of 2024 versus 22 basis points for the first quarter of 2024) that was offset by a higher credit loss provision (see above – Provision for Credit Losses
).

The decrease in the allowance from December
31, 2023 was primarily due to lower loan balances.

At June 30, 2024, the allowance represented 1.09% of loans HFI compared to
1.07% at March 30, 2024, and 1.10% at December 31, 2023.

At June 30, 2024, the allowance for credit losses for unfunded commitments totaled $3.1 million compared to $3.1

million and $3.2
million at March 31, 2024 and December 31, 2023, respectively.

The allowance for unfunded commitments is recorded in other
liabilities.

Deposits
Average total

deposits were $3.641 billion for the second quarter of 2024, an increase of $64.5 million, or 1.8%,

over the first quarter
of 2024 and an increase of $92.5 million, or 2.6%, over the fourth quarter of 2023.

Compared to both prior periods, growth occurred
in both money market and CD balances which reflected a combination of balances migrating from savings, and to a lesser extent
noninterest bearing accounts, in addition to receiving new deposits from existing and new clients via various deposit strategies.

In
addition, compared to the fourth quarter of 2023, the increase in NOW balances reflected higher average public funds balances as
municipal tax receipts are received/deposited by those clients starting in late November.

To a lesser extent, we have realized

NOW
account inflows from new and existing business accounts which reflected our bankers focus on deposit gathering initiatives.

At June 30, 2024, total deposits were $3.609 billion, decreases of $46.2 million,

or 1.3%, from March 31, 2024, and $93.3 million, or
2.5%,

from December 31, 2023.

The decrease from both prior periods was primarily due to lower NOW account balances, partially
offset by the aforementioned growth in money market

and CD balances from both new and existing clients.

The decline in NOW
accounts primarily reflects seasonal public fund balance activity.

Total public funds balances were

$575.0 million at June 30, 2024,
$615.0 million at March 31, 2024, and $709.8 million at December 31,

2023.
Business deposit transaction accounts classified as repurchase agreements averaged $27.0 million for the second quarter of 2024, an
increase of $1.3 million over the first quarter of 2024 and an increase of $0.2 million over the fourth quarter of 2023. At June 30,
2024, repurchase agreement balances were $22.5 million compared to $23.5 million at March 31, 2024 and $27.0 million at December
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
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
June 30, 2024 15.0% 11.2% 7.3% 3.8% -4.1% -8.5% -13.4% -18.3%
March 31, 2024 10.0% 7.5% 4.8% 2.5% -3.1% -6.5% -10.5% -15.1%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
June 30, 2024 41.8% 33.9% 26.0% 18.6% 2.2% -7.4% -18.1% -28.6%
March 31, 2024 38.2% 31.3% 24.4% 18.0% 3.5% -5.4% -15.4% -26.0%
The Net Interest Income (“NII”) at Risk position of an instantaneous,

parallel rate shock indicates that in the short-term (over the next
12 months), all rising rate environments will positively impact the net interest margin of the Company,

while declining rate
environments

will have a negative impact on the net interest margin. Compared to the first quarter of 2024, these metrics generally
became more favorable in the rising rate scenarios and less favorable in the falling rate scenarios primarily attributable to the growth in variable rate overnight funds which made the Bank more asset sensitive.

The instantaneous,

parallel rate shock results over the next
12-month and 24-month periods are outside of policy in the rates down

300 bps and 400 bps scenario primarily due to the
aforementioned increase in overnight funds.

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
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
June 30, 2024

20.2% 16.5% 11.7% 6.1% -9.5% -19.0% -26.1% -28.8%
March 31, 2024 19.5% 15.3% 10.4% 5.4% -8.7% -17.8% -24.9% -28.4%
EVE Ratio (policy minimum 5.0%) 21.8% 20.7% 19.5% 18.2% 15.0% 13.2% 11.9% 11.3%
At June 30, 2024, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate
environments. Compared to the first quarter of 2024, EVE metrics were slightly more favorable in the rising rate environment and less
favorable in falling rate environments.

EVE is currently in compliance with policy in all rate scenarios as the EVE ratio exceeds the
policy minimum of 5.0% in each shock scenario.
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

At June 30, 2024, we had the ability to generate approximately $1.500 billion

(excludes overnight funds position of $273 million) in
additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings, the
Federal Reserve Discount Window,

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

,

EROC, and Board of Directors.

At June 30, 2024, we
believe the liquidity available to us was sufficient to meet our on-going needs and execute our business strategy.

We also view our

investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for
borrowings or deposits, and/or to sell selected securities.

Additional information on our investment portfolio is provided within

Note
2 – Investment Securities.
The Bank maintained an average net overnight funds (deposits with banks plus

FED funds sold less FED funds purchased) sold
position of $262.4 million in the second quarter of 2024 compared to $140.5 million in the first quarter of 2024 and $99.8 million in the fourth quarter of 2023.

Compared to both prior periods, the increase was primarily driven by higher average deposits and
investment portfolio cash flow run-off.

We expect our

capital expenditures will be approximately $12.0 million over the next 12 months,

which will primarily consist of
construction of new offices, office remodeling,

office equipment/furniture, and technology purchases.

Management expects that these
capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.
Borrowings
Average short

-term borrowings totaled $33.6 million for the second quarter of 2024 compared to $29.5 million for the first quarter of
2024

and $43.8 million for the fourth quarter of 2023.

Compared to the first quarter of 2024, the increase was primarily attributable to a higher balance maintained on CCHL’s

warehouse line. Compared to the fourth quarter of 2023, the decrease was attributable to a
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

At June 30, 2024, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $461.0 million at June 30, 2024 compared to

$448.3 million at March 31, 2024 and $440.6 million at
December 31, 2023.

For the first six months of 2024, shareowners’ equity was positively impacted by net income attributable to
shareowners of $26.7 million, a $1.2 million decrease in the net unrealized loss on available for sale securities, net adjustments
totaling $0.8

million related to transactions under our stock compensation plans, stock compensation accretion of $0.7 million, a $0.3
million increase in the fair value of the interest rate swap related to subordinated debt

,

and a $0.1 million reclassification to temporary
equity.

Shareowners’ equity was reduced by a common stock dividend of $7.1 million ($0.42 per share) and the repurchase of
common stock of $2.3 million (82,540 shares).
At June 30, 2024, our total risk-based capital ratio was 17.50% compared to 16.84% at March

31, 2024 and 16.57% at December 31,
2023.

Our common equity tier 1 capital ratio was 14.44%, 13.82%, and 13.52%, respectively,

on these dates.

Our leverage ratio was
10.51%, 10.45%, and 10.30%, respectively,

on these dates.

At June 30, 2024, all our regulatory capital ratios exceeded the thresholds to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity

ratio (non-GAAP
financial measure) was 8.91% at June 30, 2024 compared to 8.53% and 8.26% at March

31, 2024 and December 31, 2023,
respectively.

If our unrealized held-to-maturity securities losses of $21.7 million (after-tax)

were recognized in accumulated other
comprehensive loss, our adjusted tangible capital ratio would be 8.38%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with Accounting Standards Codification

Topic 715.

At June 30, 2024, the net pension liability reflected in other comprehensive loss was $0.4 million compared to $0.4 million at March 31, 2024 and December 31, 2023.

This liability is re-
measured annually on December 31 st

based on an actuarial calculation of our pension liability.

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

At June 30, 2024, we had $734.5 million in commitments to extend credit and $6.2 million in standby letters of credit.

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

We have recorded

an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Bank, which is included in other liabilities on the Consolidated Statements of Financial Condition
and totaled $3.1 million at June 30, 2024.
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

2024 2023 2024 2023

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

26,281
$

517 5.26%
$

54,350
$

800 5.90%
$

26,797
$

1,080 5.62%
$

54,728
$

1,445 5.32%
Loans Held for Investment
(1)(2)
2,726,748 40,683 6.03 2,657,693 36,890 5.55 2,727,688 80,879 5.99 2,620,252 71,232 5.48
Taxable Securities 918,989 3,998 1.74 1,041,202 4,803 1.84 935,658 8,237 1.76 1,051,232 9,716 1.85
Tax-Exempt Securities
(2)
843 9 4.36 2,656 17 2.47 850 18 4.35 2,747 33 2.41
Federal Funds Sold and Interest Bearing
Deposits
262,419 3,624 5.56 218,902 2,782 5.10 201,454 5,517 5.51 289,543 6,893 4.80
Total Earning Assets 3,935,280 48,831 4.99% 3,974,803 45,292 4.57% 3,892,447 95,731 4.94% 4,018,502 89,319 4.48%
Cash & Due From Banks 74,803 75,854 75,283 75,250
Allowance For Credit Losses (29,564) (27,893) (29,797) (26,771)
Other Assets 291,669 297,837 293,473 298,999
TOTAL ASSETS
$

4,272,188
$

4,320,601
$

4,231,406
$

4,365,980

Liabilities:
Noninterest Bearing Deposits 1,346,546 1,539,877 1,345,367 1,570,642
NOW Accounts
$

1,207,643
$

4,425 1.47%
$

1,200,400
$

3,038 1.01%
$

1,204,337
$

8,922 1.49%
$

1,214,585
$

5,190 0.86%
Money Market Accounts 407,387 2,752 2.72 288,466 747 1.04 380,489 4,737 2.50 278,077 955 0.69
Savings Accounts 519,374 176 0.14 602,848 120 0.08 529,374 364 0.14 616,045 196 0.06
Other Time Deposits 160,078 1,226 3.08 87,973 103 0.47 149,203 2,150 2.90 88,819 155 0.35
Total Interest Bearing Deposits 2,294,482 8,579 1.50 2,179,687 4,008 0.74 2,263,403 16,173 1.44 2,197,526 6,496 0.60
Total Deposits 3,641,028 8,579 0.95 3,719,564 4,008 0.43 3,608,770 16,173 0.90 3,768,168 6,496 0.35
Repurchase Agreements 26,999 217 3.24 17,888 115 2.58 26,362 418 3.19 13,639 124 1.83
Other Short-Term Borrowings 6,592 68 4.16 17,834 336 7.54 5,176 107 4.16 27,745 788 5.73
Subordinated Notes Payable 52,887 630 4.71 52,887 604 4.52 52,887 1,258 4.70 52,887 1,175 4.42
Other Long-Term Borrowings 258 3 4.31 431 5 4.80 270 6 4.56 455 11 4.80
Total Interest Bearing Liabilities 2,381,218 9,497 1.60% 2,268,727 5,068 0.90% 2,348,098 17,962 1.54% 2,292,252 8,594 0.76%
Other Liabilities 72,634 84,305 70,464 82,765
TOTAL LIABILITIES 3,800,398 3,892,909 3,763,929 3,945,659
Temporary Equity 6,493 8,935 6,821 8,869

TOTAL SHAREOWNERS’ EQUITY 465,297 418,757 460,656 411,452
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,272,188
$

4,320,601
$

4,231,406
$

4,365,980

Interest Rate Spread 3.38% 3.67% 3.40% 3.73%
Net Interest Income
$

39,334
$

40,224
$

77,769
$

80,725
Net Interest Margin (3) 4.02% 4.06% 4.01% 4.05%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loan costs of $0.2 million and

$0.3 million for the three and six months ended June

30, 2024, and net loan

fees of $0.1 million and $0.4 million for the three

and six month periods ended June 30, 2023.
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
Item 4.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At June 30, 2024, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and Chief
Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
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

Specifically, management’s

review control over the
completeness, accuracy and review of financial information provided from CCHL related to the Statement of Cash Flows was not
designed effectively as the review was not sufficiently

precise to identify all errors in financial reporting. Refer to our 2023 Form 10-
K/A for further information on the material weakness.
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

Cash Flow.
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
Item 2.

Unregistered Sales of Equity Securities and Use of

Proceeds
None.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosure
Not Applicable.

Item 5.

Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act)
adopted

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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Mr. Larkin is the Principal

Financial Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: August 1, 2024