Form 10-K/A
period 2023-12-31
CAPITAL CITY BANK GROUP INC
filed 2024-10-04
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________

FORM 10-K/A

(Amendment No. 2)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $400,209,385 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2024
Common Stock, $0.01 par value per share	16,941,553

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners held on April 23, 2024, are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is being filed to amend the Annual Report on Form 10-K of Capital City Bank Group, Inc. (the “Company”) for the fiscal year ended December 31, 2023, which was originally filed with the U.S. Securities and Exchange Commission on March 13, 2024 and was amended on July 12, 2024 (as amended, the “Form 10-K”). This Amendment No. 2 is being filed solely to:

-	amend Part III, Item 11 and Exhibit 101 under Part IV, Item 15 to include the Interactive Data Files required to be submitted pursuant to Rule 405 of Regulation S-T, which were inadvertently omitted from the Form 10-K; and

-	file new certifications of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 2 under Item 15 of Part IV pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Accordingly, this Amendment No. 2 consists solely of the cover page; this explanatory note; Part III, Item 11; the exhibit index; and the exhibits filed herewith.

Except as described above, this Amendment No. 2 does not modify, amend, restate, or update in any way any of the financial or other information contained in the Form 10-K. This Amendment No. 2 does not reflect events that may have occurred subsequent to the filing of the Form 10-K.

2

Part III

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

3

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K*

Reg. S-K Exhibit Table Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K (filed 5/3/2021) (No. 0-13358).
3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 5/3/2021) (No. 0-13358).
4.1	See Exhibits 3.1 and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of the Registrant’s shareowners.
4.2	Capital City Bank Group, Inc. 2021 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form S-8 (filed 5/14/2021) (No. 333-256134).
4.3	Capital City Bank Group, Inc. 2021 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-8 (filed 5/14/2021) (No. 333-256134).
4.4	Capital City Bank Group, Inc. 2021 Associate Incentive Plan - incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-8 (filed 5/14/2021) (No. 333-256134).
4.5	In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted. The Registrant agrees to furnish a copy of any such instruments to the Commission upon request.
10.1	Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 1/30/1997) (No. 333-20683).
10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/2003) (No. 0-13358).
10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/1997) (No. 333-36693).
10.4	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan II - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (filed 8/3/2020) (No. 0-13358).
10.5	Form of Participant Agreement for Long-Term Incentive Plan – incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-K (filed 3/1/2023)(No.0-13358).
14	Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant's Form 8-K (filed 3/11/2005) (No. 0-13358).
21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2023 - incorporated herein by reference to Exhibit 21 of the Registrant’s Form 10-K/A (filed 7/12/2024) (No. 0-13358).
23.1	Consent of Independent Registered Public Accounting Firm - incorporated herein by reference to Exhibit 23.1 of the Registrant’s Form 10-K/A (filed 7/12/2024) (No. 0-13358).
31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - incorporated herein by reference to Exhibit 32.1 of the Registrant’s Form 10-K/A (filed 7/12/2024) (No. 0-13358).
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - incorporated herein by reference to Exhibit 32.2 of the Registrant’s Form 10-K/A (filed 7/12/2024) (No. 0-13358).
97	Clawback Policy - incorporated herein by reference to Exhibit 97 of the Registrant’s Form 10-K/A (filed 7/12/2024) (No. 0-13358)
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Information required to be presented in Exhibit 11 is provided in Note 14 to the consolidated financial statements under Part II, Item 8 of this Form 10-K/A in accordance with the provisions of U.S. generally accepted accounting principles.
**	Filed electronically herewith.
4

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on October 4, 2024, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 4, 2024 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeptha E. Larkin
Jeptha E. Larkin
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

5

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on October 4, 2024, on its behalf by the undersigned, thereunto duly authorized.

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

6