Form 10-Q
period 2024-09-30
CAPITAL CITY BANK GROUP INC
filed 2024-11-04
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2024
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
At October 30, 2024,
16,944,467

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2024
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – September 30, 2024 and December 31, 2023 4
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2024 and 2023 5
Consolidated Statements of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2024 and 2023 6
Consolidated Statements of Changes in Shareowners’ Equity – Three and Nine Months Ended September 30, 2024 and 2023 7
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2024 and 2023 8
Notes to Consolidated Financial Statements 9

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
32

Item 3.

Quantitative and Qualitative Disclosure About Market Risk
49

Item 4.

Controls and Procedures
49

PART II –

Other Information

Item 1. Legal Proceedings 50

Item 1A. Risk Factors 50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 50

Item 3. Defaults Upon Senior Securities 50
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

2023,

as

amended (the

“2023 Form

10-K”), as

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

OF FINANCIAL CONDITION
(Unaudited)
September 30, December 31,
(Dollars in Thousands, Except Par Value) 2024

2023
ASSETS

Cash and Due From Banks $
83,431
$
83,118
Federal Funds Sold and Interest Bearing Deposits

261,779

228,949
Total Cash and Cash Equivalents

345,210

312,067

Investment Securities, Available

for Sale, at fair value (amortized cost of $
356,994

and $
367,747
)

336,187

337,902
Investment Securities, Held to Maturity (fair value of $
542,328

and $
591,751
)

561,480

625,022
Equity Securities
6,976

3,450
Total Investment

Securities

904,643

966,374

Loans Held For Sale, at fair value
31,251

28,211

Loans Held for Investment
2,683,096

2,733,918
Allowance for Credit Losses

(29,836)

(29,941)
Loans Held for Investment, Net

2,653,260

2,703,977

Premises and Equipment, Net

81,876

81,266
Goodwill and Other Intangibles

92,813

92,933
Other Real Estate Owned
650
1
Other Assets

115,613

119,648
Total Assets $
4,225,316
$
4,304,477

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,330,715
$
1,377,934
Interest Bearing Deposits

2,248,362

2,323,888
Total Deposits

3,579,077

3,701,822

Short-Term

Borrowings

37,268
35,341
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

794
315
Other Liabilities

71,974
66,080
Total Liabilities
3,742,000
3,856,445
Temporary Equity
6,817
7,407

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,944,370

and
16,950,222

shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively
169
170
Additional Paid-In Capital

36,070
36,326
Retained Earnings

454,342
426,275
Accumulated Other Comprehensive Loss, net of tax

(14,082)
(22,146)
Total Shareowners’ Equity

476,499
440,625
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,225,316
$
4,304,477
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands, Except Per Share

Data)
2024 2023 2024 2023
INTEREST INCOME
Loans, including Fees $
41,659
$
39,344
$
123,480
$
111,845
Investment Securities:
Taxable
4,149
4,550
12,385
14,265
Tax Exempt
6
11
18
35
Funds Sold and Interest Bearing Deposits
3,514
1,848
9,031
8,741
Total Interest Income
49,328
45,753
144,914
134,886
INTEREST EXPENSE
Deposits
8,223
5,214
24,396
11,710
Short-Term

Borrowings
273
630
798
1,542
Subordinated Notes Payable
610
625
1,868
1,800
Other Long-Term

Borrowings
11
4
17
15
Total Interest Expense
9,117
6,473
27,079
15,067
NET INTEREST INCOME
40,211
39,280
117,835
119,819
Provision for Credit Losses
1,206
2,393
3,330
7,689
Net Interest Income After Provision For Credit Losses
39,005
36,887
114,505
112,130
NONINTEREST INCOME
Deposit Fees
5,512
5,456
16,139
16,021
Bank Card Fees
3,624
3,684
11,010
11,205
Wealth Management

Fees
4,770
3,984
13,891
12,061
Mortgage Banking Revenues
3,966
1,839
11,225
8,072
Other
1,641
1,765
4,951
7,093
Total Noninterest

Income
19,513
16,728
57,216
54,452
NONINTEREST EXPENSE
Compensation
25,800
23,003
74,613
69,965
Occupancy, Net
7,098
6,980
21,089
20,562
Other
10,023
9,122
27,831
26,539
Total Noninterest

Expense
42,921
39,105
123,533
117,066
INCOME BEFORE INCOME TAXES
15,597
14,510
48,188
49,516
Income Tax Expense
2,980
3,004
9,705
10,130
NET INCOME
12,617
11,506
38,483
39,386
Loss Attributable to Noncontrolling Interests
501
1,149
1,342
1,153
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
13,118
$
12,655
$
39,825
$
40,539
BASIC NET INCOME PER SHARE $
0.77
$
0.75
$
2.35
$
2.38
DILUTED NET INCOME PER SHARE $
0.77
$
0.74
$
2.35
$
2.38
Average Common

Basic Shares Outstanding
16,943
16,985
16,942
17,001
Average Common

Diluted Shares Outstanding
16,979
17,025
16,966
17,031
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2024 2023 2024 2023
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
13,118
$
12,655
$
39,825
$
40,539
Other comprehensive income (loss), before

tax:
Investment Securities:
Change in net unrealized loss on securities available for sale
9,505
(3,405)
9,099
516
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
785
887
2,521
2,628
Derivative:
Change in net unrealized gain on effective cash flow

derivative
(1,261)
770
(873)
553
Benefit Plans:
Pension plan settlement
-
-
-
(217)
Total Benefit Plans
-
-
-
(217)
Other comprehensive income (loss), before

tax
9,029
(1,748)
10,747
3,480
Deferred tax expense (benefit) related to other comprehensive income
2,435
(444)
2,683
927
Other comprehensive income (loss), net of tax
6,594
(1,304)
8,064
2,553
TOTAL COMPREHENSIVE

INCOME
$
19,712
$
11,351
$
47,889
$
43,092
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, July 1, 2024
16,941,553
$
169
$
35,547
$
445,959
$
(20,676)
$
460,999
Net Income Attributable to Common Shareowners -
-
-
13,118
-
13,118
Reclassification to Temporary Equity
(1) -
-
-
(838)
-
(838)
Other Comprehensive Income, net of tax -
-
-
-
6,594
6,594
Cash Dividends ($
0.2300

per share)
-
-
-
(3,897)
-
(3,897)
Stock Based Compensation
-
-
425
-
-
425
Stock Compensation Plan Transactions, net
2,817
-
98
-
-
98
Balance, September 30, 2024
16,944,370
$
169
$
36,070
$
454,342
$
(14,082)
$
476,499
Balance, July 1, 2023
16,991,634
$
170
$
36,853
$
408,771
$
(33,372)
$
412,422
Net Income Attributable to Common Shareowners
-
-
-
12,655
-
12,655
Other Comprehensive Loss, net of tax -
-
-
-
(1,304)
(1,304)
Cash Dividends ($
0.1800

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
(22,146)
$
440,625
Net Income Attributable to Common Shareowners -
-
-
39,825
-
39,825
Reclassification to Temporary Equity (1) - - -
(751)
-
(751)
Other Comprehensive Income, net of tax -
-
-
-
8,064
8,064
Cash Dividends ($
0.6500

per share)
-
-
-
(11,007)
-
(11,007)
Repurchase of Common Stock
(82,540)
-
(2,330)
-
-
(2,330)
Stock Based Compensation -
-
1,139
-
-
1,139
Stock Compensation Plan Transactions, net
76,688
(1)
935
-
-
934
Balance, September 30, 2024
16,944,370
$
169
$
36,070
$
454,342
$
(14,082)
$
476,499
Balance, January 1, 2023
16,986,785
$
170
$
37,331
$
387,009
$
(37,229)
$
387,281
Net Income Attributable to Common Shareowners -
-
-
40,539
-
40,539
Other Comprehensive Income, net of tax -
-
-
-
2,553
2,553
Cash Dividends ($
0.3600

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
(Dollars in Thousands) 2024 2023
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
39,825
$
40,539
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
3,330
7,689

Depreciation
5,798
5,920

Amortization of Premiums, Discounts and Fees, net
3,130
3,216

Amortization of Intangible Asset
120
120

Pension Plan Settlement Gain
-
(291)

Originations of Loans Held-for-Sale
(366,700)
(308,263)

Proceeds From Sales of Loans Held-for-Sale
369,063
303,731

Mortgage Banking Revenues
(11,225)
(8,072)

Net Additions for Capitalized Mortgage Servicing Rights
(138)
(392)

Stock Compensation
1,139
1,110

Deferred Income Taxes (Benefit)
1,400
(2,464)

Net Change in Operating Leases
208
(12)

Net Loss (Gain) on Sales and Write-Downs of Other Real Estate

Owned
1
(1,915)

Net Decrease in Other Assets
1,738
8,207

Net Increase in Other Liabilities
4,645
1,069
Net Cash Provided By Operating Activities
52,334
50,192
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(20,287)
-

Proceeds from Payments, Maturities, and Calls
83,657
28,159
Securities Available for

Sale:

Purchases
(49,436)
(9,399)

Proceeds from Sale of Securities
-
30,420

Proceeds from Payments, Maturities, and Calls
55,229
53,045
Equity Securities:

Net Decrease in Equity Securities
158
-
Purchases of Loans Held for Investment
(302)
(2,249)
Proceeds from Sales of Loans
31,462
39,125
Net Decrease (Increase) in Loans Held for Investment
19,779
(194,631)
Proceeds From Sales of Other Real Estate Owned
33
3,840
Purchases of Premises and Equipment
(6,442)
(5,459)
Net Cash Provided by (Used In) Investing Activities
113,851
(57,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(122,745)
(398,872)
Net Increase (Decrease) in Short-Term

Borrowings
1,729
(15,097)
Net Increase (Decrease) in Other Long-Term

Borrowings
677
(149)
Dividends Paid
(11,007)
(9,518)
Payments to Repurchase Common Stock
(2,330)
(3,121)
Proceeds from Issuance of Common Stock Under Purchase Plans
634
562
Net Cash Used In by Financing Activities
(133,042)
(426,195)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
33,143
(433,152)
Cash and Cash Equivalents at Beginning of Period

312,067
600,650
Cash and Cash Equivalents at End of Period

$
345,210
167,498
Supplemental Cash Flow Disclosures:

Interest Paid
$
26,143
$
15,026

Income Taxes Paid
$
5,741
$
7,395
Noncash Investing Activities:

Loans and Premises Transferred to Other Real Estate Owned
$
683
$
1,495

Loans Transferred from Held for Investment

to Held for Sale, net
$
25,640
$
33,625
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
NOTE 1 – BUSINESS AND BASIS OF PRESENTATION
Nature of Operations
.

Capital City Bank Group, Inc. (“CCBG” or the “Company”) provides a full range of banking and banking-
related services to individual and corporate clients through its wholly owned subsidiary, Capital City Bank (“CCB” or the

“Bank”),
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

10-K, as amended.
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
ASU 2023-02, “Investments—Equity Method and Joint Ventures

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

ASU 2023-06, “Disclosure Improvements:

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
ASU 2023-07, “Improvements to Reportable

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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
September 30, 2024
U.S. Government Treasury $
51,082
$
222
$
658
$
-
$
50,646
U.S. Government Agency
130,176
63
4,909
-
125,330
States and Political Subdivisions
43,258
2
3,239
(4)
40,017
Mortgage-Backed Securities (1)
68,054
1
8,274
-
59,781
Corporate Debt Securities
56,328
-
3,932
(79)
52,317
Other Securities (2)
8,096
-
-
-
8,096
Total

$
356,994
$
288
$
21,012
$
(83)
$
336,187
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
337,902
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
September 30, 2024
U.S. Government Treasury $
397,977
$
-
$
7,424
$
390,553
Mortgage-Backed Securities (1)
163,503
156
11,884
151,775
Total

$
561,480
$
156
$
19,308
$
542,328
December 31, 2023
U.S. Government Treasury $
457,681
$
-
$
16,492
$
441,189
Mortgage-Backed Securities (1)
167,341
13
16,792
150,562
Total

$
625,022
$
13
$
33,284
$
591,751
(1)

Comprised of residential mortgage-backed

securities.
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
3.0

million and $
5.1

million,
respectively,

at September 30, 2024 and $
3.2

million and $
5.1

million, respectively,

at December 31, 2023.
At September 30, 2024 and December 31, 2023, the investment portfolio had $
7.0

million and $
3.5

million, respectively, in equity
securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
413.6

million and $
578.5

million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes.
The Bank, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB based
generally upon the balances of residential and commercial real estate loans and FHLB advances.

The Bank’s investment in FHLB
stock is a restricted investment carried at par value ($
100

per share), which approximates its fair value.

No ready market exists for the
FHLB stock, and it has no quoted market value; however,

the Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold.

Stock redemptions are made at the discretion of the FHLB.

Investment Sales. There were
no

sales of investment securities for the three and nine months ended September 30,

2024 and $
30.4
million in sales for the three and nine months ended September 30, 2023.

Maturity Distribution
.

At September 30, 2024, the Company’s

investment securities had the following maturity distribution based on contractual maturity.

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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
32,570

$
31,822

$
227,491

$
224,457
Due after one year through five years

152,256

145,849

170,486

166,096
Due after five year through ten years

26,898

23,813

-

-
Mortgage-Backed Securities
68,054
59,781
163,503
151,775
U.S. Government Agency

69,120

66,826

-

-
Other Securities

8,096

8,096

-

-
Total

$
356,994

$
336,187

$
561,480

$
542,328

Unrealized Losses on Investment Securities.

The following table summarizes the available for sale and held to maturity investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
September 30, 2024
Available for

Sale
U.S. Government Treasury $
-

$
-

$
17,490

$
658

$
17,490

$
658
U.S. Government Agency
10,677
32
106,912
4,877
117,589
4,909
States and Political Subdivisions
1,904

140

37,262

3,099

39,166

3,239
Mortgage-Backed Securities
-

-

59,709

8,274

59,709

8,274
Corporate Debt Securities
979

112

51,417

3,820

52,396

3,932
Total

$
13,560

$
284

$
272,790

$
20,728

$
286,350

$
21,012

Held to Maturity
U.S. Government Treasury

117,561

1,063

272,992

6,361

390,553

7,424
Mortgage-Backed Securities
2,954

4

130,035

11,880

132,989

11,884
Total

$
120,515

$
1,067

$
403,027

$
18,241

$
523,542

$
19,308
December 31, 2023
Available for

Sale

U.S. Government Treasury $
-

$
-

$
19,751

$
1,269

$
19,751

$
1,269
U.S. Government Agency
12,890
74
121,220
7,979
134,110
8,053
States and Political Subdivisions

1,149

31

37,785

4,830

38,934

4,861
Mortgage-Backed Securities
23
-
63,195
9,714
63,218
9,714
Corporate Debt Securities
-
-
57,568
6,031
57,568
6,031
Total

$
14,062

$
105

$
299,519

$
29,823

$
313,581

$
29,928

Held to Maturity
U.S. Government Treasury

153,880

3,178

287,310

13,314

441,190

16,492
Mortgage-Backed Securities
786
14
148,282
16,778
149,068
16,792
Total

$
154,666

$
3,192

$
435,592

$
30,092

$
590,258

$
33,284
At September 30, 2024, there were
818

positions (combined AFS and HTM) with unrealized losses totaling $
40.3

million.

73

of these
positions are U.S. Treasury bonds and

carry the full faith and credit of the U.S. Government.

651

are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

At September 30, 2024, all collateralized
mortgage obligation securities, mortgage-backed securities, Small Business

Administration securities, U.S. Agency,

and U.S. Treasury
bonds held were AAA rated.

The remaining
94

positions (municipal securities and corporate bonds) have a credit component.

At
September 30, 2024, corporate debt securities had an allowance for credit losses of $
79,000

and municipal securities had an allowance
of $
4,000
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:

(Dollars in Thousands) September 30, 2024

December 31, 2023
Commercial, Financial and Agricultural $
194,625

$
225,190
Real Estate – Construction

218,899

196,091
Real Estate – Commercial Mortgage

819,955

825,456
Real Estate – Residential (1)

1,023,946

1,004,219
Real Estate – Home Equity

210,988

210,920
Consumer (2)

214,683

272,042
Loans Held For Investment, Net of Unearned Income $
2,683,096

$
2,733,918
(1) Includes loans in process balances of $
2.7

million and $
3.2

million at September 30, 2024 and December 31, 2023, respectively.
(2)
Includes overdraft balances of $
1.4

million and $
1.0

million at September 30, 2024 and December 31, 2023, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
7.9

million at September 30, 2024 and
$
7.8

million at December 31, 2023.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
10.6

million at September 30, 2024 and $
10.1
million at December 31, 2023, and is reported separately in Other Assets.
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
loans from CCHL, a related party.

Residential loan purchases from CCHL totaled $
111.1

million and $
293.1

million for the nine
months ended September 30, 2024 and September 30, 2023, respectively,

and were not credit impaired.

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

10-K, as amended.

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
September 30, 2024
Beginning Balance $
1,575
$
1,751
$
6,076
$
14,788
$
1,865
$
3,164
$
29,219
Provision for Credit Losses
134
442
547
(240)
(49)
1,045
1,879
Charge-Offs
(331)
-
(3)
-
(23)
(1,926)
(2,283)
Recoveries

176
-
5
88
59
693
1,021
Net (Charge-Offs) Recoveries
(155)
-
2
88
36
(1,233)
(1,262)
Ending Balance $
1,554
$
2,193
$
6,625
$
14,636
$
1,852
$
2,976
$
29,836
Nine Months Ended

September 30, 2024
Beginning Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941
Provision for Credit Losses
809
(309)
618
(551)
13
3,310
3,890
Charge-Offs
(1,013)
-
(3)
(17)
(99)
(5,746)
(6,878)
Recoveries
276
-
228
148
120
2,111
2,883
Net (Charge-Offs) Recoveries
(737)
-
225
131
21
(3,635)
(3,995)
Ending Balance $
1,554
$
2,193
$
6,625
$
14,636
$
1,852
$
2,976
$
29,836
Three Months Ended
September 30, 2023
Beginning Balance $
1,446
$
2,848
$
5,453
$
13,388
$
1,783
$
3,325
$
28,243
Provision for Credit Losses
(59)
(536)
84
1,356
(71)
1,219
1,993
Charge-Offs
(76)
-
-
-
-
(1,999)
(2,075)
Recoveries

28
-
17
30
53
794
922
Net Charge-Offs
(48)
-
17
30
53
(1,205)
(1,153)
Ending Balance $
1,339
$
2,312
$
5,554
$
14,774
$
1,765
$
3,339
$
29,083
Nine Months Ended

September 30, 2023
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068
Provision for Credit Losses
(67)
(344)
823
3,814
(269)
3,218
7,175
Charge-Offs
(294)
-
(120)
-
(39)
(6,252)
(6,705)
Recoveries
194
2
36
219
209
2,885
3,545
Net Charge-Offs
(100)
2
(84)
219
170
(3,367)
(3,160)
Ending Balance $
1,339
$
2,312
$
5,554
$
14,774
$
1,765
$
3,339
$
29,083
For the nine months ended September 30, 2024, the allowance for loans HFI decreased by $
0.1

million and reflected a provision
expense of $
3.9

million and net loan charge-offs of $
4.0

million.

The decrease in the allowance was primarily due to lower loan balances offset by higher loss rates and loan grade migration

.

For the nine months ended September 30, 2023, the allowance for loans
HFI increased by $
4.0

million and reflected a provision expense of $
7.2

million and net loan charge-offs of $
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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
September 30, 2024
Commercial, Financial and Agricultural $
669
$
10
$
-
$
679
$
193,816
$
130
$
194,625
Real Estate – Construction

2,025
-
-
2,025
216,552
322
218,899
Real Estate – Commercial Mortgage

703
-
-
703
818,870
382
819,955
Real Estate – Residential

1,070
389
-
1,459
1,018,892
3,595
1,023,946
Real Estate – Home Equity

629
-
-
629
209,478
881
210,988
Consumer

3,697
196
-
3,893
209,508
1,282
214,683
Total $
8,793
$
595
$
-
$
9,388
$
2,667,116
$
6,592
$
2,683,096
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

September 30, 2024 December 31, 2023
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
130
$
-
$
-
$
311
$
-
Real Estate – Construction

275
47
-
-
322
-
Real Estate – Commercial Mortgage

229
153
-
781
128
-
Real Estate – Residential

2,293
1,302
-
1,705
1,285
-
Real Estate – Home Equity

-
881
-
-
999
-
Consumer

-
1,282
-
-
711
-
Total Nonaccrual

Loans
$
2,797
$
3,795
$
-
$
2,486
$
3,756
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

September 30, 2024 December 31, 2023
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
101
$
-
$
30
Real Estate – Construction
275
-
275
-
Real Estate – Commercial Mortgage
229
-
1,296
-
Real Estate – Residential
2,999
-
1,706
-
Real Estate – Home Equity

-

-

-

-
Consumer

-

-

-

-
Total Collateral Dependent

Loans
$
3,503
$
101
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
.

At September 30, 2024 and December 31, 2023, the Company had $
0.7
million and $
0.5

million, respectively, in

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
At September 30, 2024, and December 31, 2023, the Company did
no
t have any modified loans made to borrowers due to the
borrower experiencing financial difficulty.

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
The following tables summarize gross loans held for investment at September

30, 2024 and December 31, 2023 and current period
gross write-offs for the nine months ended September 30, 2024 and twelve months ended December 31, 2023 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

(Dollars in Thousands)
Term

Loans by Origination Year
Revolving
As of September 30, 2024 2024 2023 2022 2021 2020 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
28,841
$
45,675
$
41,999
$
20,867
$
6,012
$
10,488
$
39,124
$
193,006
Special Mention
200
309
393
18
2
-
79
1,001
Substandard

-

25

221

88

100

86

98

618
Total $
29,041
$
46,009
$
42,613
$
20,973
$
6,114
$
10,574
$
39,301
$
194,625
Current-Period Gross
Writeoffs $
8
$
248
$
392
$
86
$
124
$
-
$
155
$
1,013
Real Estate - Construction:
Pass $
72,961
$
101,277
$
34,631
$
4,129
$
-
$
185
$
667
$
213,850
Special Mention
3,472
-
1,255
-
-
-
-
4,727
Substandard

-

-

47

275

-

-

-

322
Total $
76,433
$
101,277
$
35,933
$
4,404
$
-
$
185
$
667
$
218,899
Real Estate - Commercial
Mortgage:
Pass $
60,755
$
117,689
$
234,557
$
124,203
$
90,813
$
128,123
$
23,897
$
780,037
Special Mention
173
2,947
14,385
-
518
5,349
647
24,019
Substandard

5,162

2,330

3,477

755

2,526

1,649

-

15,899
Total $
66,090
$
122,966
$
252,419
$
124,958
$
93,857
$
135,121
$
24,544
$
819,955
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
-
$
3
$
3
Real Estate - Residential:
Pass $
117,374
$
330,178
$
367,873
$
72,716
$
31,994
$
80,541
$
11,118
$
1,011,794
Special Mention
-
266
-
1,176
611
554
-
2,607
Substandard

-

117

2,091

2,568

1,173

3,596

-

9,545
Total

$
117,374
$
330,561
$
369,964
$
76,460
$
33,778
$
84,691
$
11,118
$
1,023,946
Current-Period Gross
Writeoffs $
-
$
13
$
-
$
-
$
-
$
4
$
-
$
17
Real Estate - Home Equity:
Performing $
493
$
527
$
41
$
123
$
10
$
840
$
208,073
$
210,107
Nonperforming

-

-

-

-

-

-

881

881
Total

$
493
$
527
$
41
$
123
$
10
$
840
$
208,954
$
210,988
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
-
$
99
$
99
Consumer:
Performing $
24,067
$
49,898
$
63,085
$
48,338
$
13,116
$
5,851
$
9,045
$
213,400
Nonperforming
180
376
351
241
110
12
13
1,283
Total $
24,247
$
50,274
$
63,436
$
48,579
$
13,226
$
5,863
$
9,058
$
214,683
Current-Period Gross
Writeoffs $
1,871
$
1,142
$
1,690
$
684
$
144
$
72
$
143
$
5,746

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
September 30, 2024 December 31, 2023
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
30,186
$
31,251
$
27,944
$
28,211
Residential Mortgage Loan Commitments ("IRLCs") (1)
29,734
556
23,545
523
Forward Sales Contracts (2)
31,500
3
24,500
209
(1)

Recorded in other assets at fair value
(2)

Recorded in other assets and other liabilities at

fair value, respectively
At September 30, 2024, the Company had
no

residential mortgage loans held for sale 30-89 days past due and $
0.7

million of loans
were on nonaccrual status. At December 31, 2023, the Company had no

residential mortgage loans held for sale 30-89 days past due and $
0.7

million of loans were on nonaccrual status.

Mortgage banking revenue was as follows:

Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands) 2024 2023 2024 2023
Net realized gains on sales of mortgage loans $
3,664
$
1,350
$
8,499
$
4,843
Net change in unrealized gain on mortgage loans held for sale
143
(1,223)
312
(1,700)
Net change in the fair value of IRLC's
(135)
(412)
32
39
Net change in the fair value of forward sales contracts
(52)
80
212
(5)
Pair-Offs on net settlement of forward sales contracts
(383)
359
(173)
454
Mortgage servicing rights additions
50
184
292
471
Net origination fees
679
1,501
2,051
3,970
Total mortgage banking

revenues
$
3,966
$
1,839
$
11,225
$
8,072

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) September 30, 2024 December 31, 2023
Number of residential mortgage loans serviced for others
483
450
Outstanding principal balance of residential mortgage loans serviced for others
$
130,292
$
108,897
Weighted average

interest rate
5.74%
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

Administration.

At
September 30, 2024, the servicing portfolio balance consisted of the following loan types: FNMA (
57
%), GNMA (
4
%), and private
investor (
39
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

The Company had
no

delinquent residential mortgage loans in GNMA pools serviced by the Company at September 30, 2024 and
December 31, 2023, respectively.

The Company had
no

repurchases for the three and nine months ended September 30, 2024, and
$
0.8

million and $
2.2

million for the three and nine months ended September 30, 2023, in delinquent residential loans from the
GNMA pools.

When delinquent residential loans are repurchased, the Company has the intention to modify their terms and include the
loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:

Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands) 2024 2023 2024 2023
Beginning balance $
965
$
565
$
831
$
2,599
Additions due to loans sold with servicing retained
50
184
292
471
Deletions and amortization
(46)
(45)
(154)
(79)
Sale of servicing rights
-
-
-
(2,287)
Ending balance $
969
$
704
$
969
$
704
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended September 30,
2024 or 2023.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:

September 30, 2024 December 31, 2023
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
9.79%
20.51%
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

The weighted average annual prepayment speed was
14.16
% at September 30, 2024 and
14.22
% at December 31, 2023.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
September 30, 2024.

Amounts
(Dollars in Thousands) Outstanding
$
25

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.00%

to
3.00%
, with a floor rate of
3.25%

to
4.25%
.

A cash pledge deposit of $
0.1

million is required by the lender.
$
1,954
$
25

million warehouse line of credit agreement expiring in
December 2024
.

Interest is at the SOFR plus
2.75%
,
to
3.25%
.
5,810
Total Warehouse

Borrowings
$
7,764
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2023, warehouse line borrowings totaled $
8.4
million. At September 30, 2024, the Company had residential mortgage loans held for sale pledged as collateral under the above
warehouse lines of credit and master repurchase agreements.

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
35.9
million and $
31.4

million at September 30, 2024 and December 31, 2023, respectively.

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at September 30, 2024 were designed as a cash flow hedge for subordinated debt.

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
September 30, 2024
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
4,444
5.8
December 31, 2023
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,317
6.5

The following table presents the change in net gains (losses) recorded in AOCI and the consolidated statements of income related to the cash flow derivative instruments (interest rate swaps related to subordinated debt) for the three and nine months ended September
30, 2024.

Change in Gain

Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended September 30, 2024 Interest expense $
(941)
$
377

Three months ended September 30, 2023
Interest expense
574

375

Nine months ended September 30, 2024
Interest expense
$
(652)
$
1,128

Nine months ended September 30, 2023
Interest expense
413

1,016

The Company estimates there will be approximately $
1.0

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
4.4

million and $
5.5

million at September 30, 2024 and December 31, 2023, respectively.
NOTE 6 – LEASES
Operating leases in which the Company is the lessee are recorded as operating lease right of use (“ROU”) assets and operating
liabilities, included in other assets and liabilities, respectively,

on its Consolidated Statement of Financial Condition.

The Company’s operating

leases primarily relate to banking offices with remaining lease terms from one to
41

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

At September 30, 2024, the operating lease ROU assets and liabilities were $
25.2

million and $
25.8

million, respectively. At
December 31, 2023, ROU assets and liabilities were $
27.0

million and $
27.4

million, respectively.

The Company does not have any
finance leases and has recognized $
0.5

million of income for a short-term operating lease agreement in which the

Company is a lessor.
The table below summarizes our lease expense and other information related to the Company’s operating leases.

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2024 2023 2024 2023
Operating lease expense $
841
$
710
$
2,509
$
2,114
Short-term lease expense
229
167
618
438
Total lease expense $
1,070
$
877
$
3,127
$
2,552
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
1,095
$
720
$
2,315
$
2,131
Right-of-use assets obtained in exchange for new operating lease liabilities
29
55
69
3,048
Weighted average

remaining lease term — operating leases (in years)
16.7
18.4
16.7
18.4
Weighted average

discount rate — operating leases
3.5%
3.3%
3.5%
3.3%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) September 30, 2024
2024 $
1,098
2025
3,093
2026
2,957
2027
2,888
2028
2,633
2029 and thereafter
20,690
Total $
33,359
Less: Interest
(7,541)
Present Value

of Lease liability
$
25,818
At September 30, 2024, the Company had
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

million at September 30, 2024.
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
929
$
872
$
2,786
$
2,616
Interest Cost
1,524
1,458
4,572
4,374
Expected Return on Plan Assets
(2,029)
(1,701)
(6,087)
(5,104)
Prior Service Cost Amortization
-
1
-
4
Net Loss Amortization
41
234
123
701
Net Periodic Benefit Cost $
465
$
864
$
1,394
$
2,591
Discount Rate
5.29%
5.63%
5.29%
5.63%
Long-term Rate of Return on Assets
6.75%
6.75%
6.75%
6.75%

The components of the net periodic benefit cost for the Company’s

SERP and SERP II were as follows:
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2024 2023 2024 2023
Service Cost $
9
$
4
$
27
$
13
Interest Cost
114
120
341
381
Prior Service Cost Amortization
-
38
-
114
Net Loss Amortization
(71)
(111)
(210)
(420)
Pension Settlement Gain
-
-
-
(291)
Net Periodic Benefit Cost $
52
$
51
$
158
$
(203)
Discount Rate
5.11%
5.33%
5.11%
5.41%
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

September 30, 2024 December 31, 2023
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
214,353
$
499,853
$
714,206
$
207,605
$
534,745
$
742,350
Standby Letters of Credit

6,126

-

6,126
6,094

-

6,094
Total $
220,479
$
499,853
$
720,332
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

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2024 2023 2024 2023
Beginning Balance $
3,139
$
3,120
$
3,191
$
2,989
Provision for Credit Losses
(617)
382
(669)
513
Ending Balance $
2,522
$
3,502
$
2,522
$
3,502
Other Commitments.
In the normal course of business, the Company enters into lease commitments which are classified as operating
leases. See Note 6 – Leases for additional information on the maturity of the

Company’s operating lease commitments.

The Company has an outstanding commitment of up to $
1.0

million in a bank tech venture capital fund focused on finding and funding technology solutions for community banks and commitments of up to $
8.9

million for a solar tax credit equity fund
investment.

At September 30, 2024, the amount remaining to be funded for the bank tech venture capital and solar tax credit equity
investment fund commitments was $
0.4

million and $
1.2

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

Quarterly fixed payments approximate $
0.2
million.

There was a $
0.5

million counterparty payment accrued and payable at September 30, 2024 due to a revision to the share
conversion rate related to additional funding by VISA of the merchant litigation reserve.

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
period. There was $
0.5

million counterparty payment accrued and payable at September 30, 2024,

and
no

amounts payable at
December 31, 2023.

A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
September 30, 2024
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
50,646
$
-
$
-
$
50,646
U.S. Government Agency
-
125,330
-
125,330
States and Political Subdivisions
-
40,017
-
40,017
Mortgage-Backed Securities
-
59,781
-
59,781
Corporate Debt Securities
-
52,317
-
52,317
Equity Securities
-
-
6,976
6,976
Loans Held for Sale
-
31,251
-
31,251
Residential Mortgage Loan Commitments ("IRLCs")
-
-
556
556
Interest Rate Swap Derivative
-
4,444
-
4,444
Forward Sales Contracts
-
3
-
3
LIABILITIES:
Fair Value

Swap
-
-
548
548
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
5.9

million
and $
11.0

million, respectively, for the

nine months ended September 30, 2024, and $
11.1

million and $
16.3

million, respectively,

for
the nine months ended September 30, 2023.

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

Collateral-dependent loans had a carrying value of $
3.6

million with a valuation allowance of $
0.1

million at September 30,
2024 and a carrying value of $
3.3

million and a $
0.1

million valuation allowance at December 31, 2023.

Other Real Estate Owned
.

During the first nine months of 2024, certain foreclosed assets, upon initial recognition,

were measured and
reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of September 30, 2024 and December 31, 2023, there was no

valuation
allowance for loan servicing rights.

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

September 30, 2024
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
83,431
$
83,431
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
261,779
261,779
-
-
Investment Securities, Held to Maturity
561,480
390,553
151,775
-
Other Equity Securities
2,848
-
2,848
-
Mortgage Servicing Rights
969
-
-
1,484
Loans, Net of Allowance for Credit Losses
2,653,260
-
-
2,529,755
LIABILITIES:
Deposits $
3,579,077
$
-
$
3,140,058
$
-
Short-Term

Borrowings
37,268
-
37,268
-
Subordinated Notes Payable
52,887
-
42,259
-
Long-Term Borrowings
794
-
794
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

Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive
(Dollars in Thousands)

for Sale

Swap

Plans

(Loss) Income
Balance as of January 1, 2024 $
(25,691)

$
3,970

$
(425)

$
(22,146)
Other comprehensive income (loss) during the period

8,716

(652)

-

8,064
Balance as of September 30, 2024 $
(16,975)

$
3,318

$
(425)

$
(14,082)
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

The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,

and how our performance during the third quarter of 2024 compares with prior periods.

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

Please see the Introductory Note of this quarterly report on Form 10-Q as well
as the Introductory Note and Item 1A. Risk Factors

of our 2023 Form 10-K, as amended, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.
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
We have included

a detailed discussion of our long-term strategic objectives as part of the MD&A section of our 2023 Form 10-K, as
amended.

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
2024 2023
(Dollars in Thousands, except per share data) Third Second First Fourth Third
Shareowners' Equity (GAAP) $ 476,499 $ 460,999 $ 448,314 $ 440,625 $ 419,706
Less: Goodwill and Other Intangibles (GAAP) 92,813 92,853 92,893 92,933 92,973
Tangible Shareowners' Equity (non-GAAP) A 383,686 368,146 355,421 347,692 326,733
Total Assets (GAAP) 4,225,316 4,225,695 4,259,922 4,304,477 4,138,287
Less: Goodwill and Other Intangibles (GAAP) 92,813 92,853 92,893 92,933 92,973
Tangible Assets (non-GAAP) B $ 4,132,503 $ 4,132,842 $ 4,167,029 $ 4,211,544 $ 4,045,314
Tangible Common Equity Ratio (non-GAAP) A/B 9.28% 8.91% 8.53% 8.26% 8.08%
Actual Diluted Shares Outstanding (GAAP) C 16,980,686 16,970,228 16,947,204 17,000,758 16,997,886
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
22.60 21.69 20.97 20.45 19.22

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
2024 2023
(Dollars in Thousands, Except Per Share Data) Third Second First Fourth Third
Summary of Operations :
Interest Income $ 49,328 $ 48,766 $ 46,820 $ 46,184 $ 45,753
Interest Expense 9,117 9,497 8,465 7,013 6,473
Net Interest Income 40,211 39,269 38,355 39,171 39,280
Provision for Credit Losses 1,206 1,204 920 2,025 2,393
Net Interest Income After

Provision for Credit Losses
39,005 38,065 37,435 37,146 36,887
Noninterest Income 19,513 19,606 18,097 17,157 16,728
Noninterest Expense 42,921 40,441 40,171 39,958 39,105
Income Before Income Taxes 15,597 17,230 15,361 14,345 14,510
Income Tax Expense 2,980 3,189 3,536 2,909 3,004
Loss Attributable to NCI 501 109 732 284 1,149
Net Income Attributable to CCBG 13,118 14,150 12,557 11,720 12,655
Net Interest Income (FTE) (1) 40,260 39,334 38,435 39,264 39,367

Per Common Share :
Net Income Basic $ 0.77 $ 0.84 $ 0.74 $ 0.69 $ 0.75
Net Income Diluted 0.77 0.83 0.74 0.70 0.74
Cash Dividends Declared 0.23 0.21 0.21 0.20 0.20
Diluted Book Value 28.06 27.17 26.45 25.92 24.69
Diluted Tangible Book Value (2) 22.60 21.69 20.97 20.45 19.22
Market Price:

High
36.67 28.58 31.34 32.56 33.44

Low
26.72 25.45 26.59 26.12 28.64

Close
35.29 28.44 27.70 29.43 29.83

Selected Average Balances :
Investment Securities $ 908,456 $ 919,832 $ 953,184 $ 963,184 $ 1,005,003
Loans Held for Investment 2,693,533 2,726,748 2,728,629 2,711,243 2,672,653
Earning Assets 3,883,414 3,935,280 3,849,615 3,823,980 3,876,980
Total Assets 4,215,862 4,272,188 4,190,623 4,166,777 4,218,855
Deposits 3,572,034 3,641,028 3,576,513 3,548,506 3,596,816
Shareowners’ Equity 480,137 465,297 456,014 435,116 427,580
Common Equivalent Average Shares:

Basic
16,943 16,931 16,951 16,947 16,985

Diluted
16,979 16,960 16,969 16,997 17,025
Performance Ratios:
Return on Average Assets (annualized) 1.24% 1.33% 1.21% 1.12% 1.19%
Return on Average Equity (annualized) 10.87 12.23 11.07 10.69 11.74
Net Interest Margin (FTE) 4.12 4.02 4.01 4.07 4.03
Noninterest Income as % of Operating Revenue 32.67 33.30 32.06 30.46 29.87
Efficiency Ratio 71.81 68.61 71.06 70.82 69.88

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 29,836 $ 29,219

$
29,329 $ 29,941 $ 29,083
Nonperforming Assets (“NPAs”) 7,242 6,165 6,799 6,243 4,695
ACL to Loans HFI 1.11% 1.09% 1.07% 1.10% 1.08%
NPAs to Total

Assets
0.17 0.15 0.16 0.15 0.11
NPAs to Loans HFI plus OREO 0.27 0.23 0.25 0.23 0.17
ACL to Non-Performing Loans 452.64 529.79 431.46 479.70 619.58
Net Charge-Offs to Average Loans HFI 0.19 0.18 0.22 0.23 0.17
Capital Ratios:
Tier 1 Capital 16.77% 16.31% 15.67% 15.37% 15.11%
Total Capital 17.97 17.50 16.84 16.57 16.30
Common Equity Tier 1 14.88 14.44 13.82 13.52 13.26
Leverage 10.89 10.51 10.45 10.30 9.98
Tangible Common Equity (2) 9.28 8.91 8.53 8.26 8.08
(1)
Fully Tax Equivalent
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 33.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.

Net income attributable to common shareowners totaled $13.1

million, or $0.77 per diluted share, for the
third quarter of 2024 compared to $14.2 million, or $0.83 per diluted share, for the second quarter of 2024, and $12.7 million, or $0.74 per diluted share, for the third quarter of 2023.

For the first nine months of 2024, net income attributable to common shareowners totaled $39.8 million, or $2.35 per diluted share, compared to net income of $40.5 million, or $2.38 per diluted share, for the same
period of 2023.

Net Interest Income.

Tax-equivalent net

interest income for the third quarter of 2024 totaled $40.2 million, compared to $39.3 million
for the second quarter of 2024, and $39.4 million for the third quarter of 2023.

Compared to the second quarter of 2024, the increase
was primarily due to increases in loan and investment interest income and a decrease in deposit interest expense, partially offset by

a
decrease in overnight funds interest income.

One additional calendar day also contributed to the increase.

Favorable repricing of
existing adjustable/fixed rate loans at higher rates drove the increase in loan interest income.

Compared to the third quarter of 2023,
the $0.9 million increase was primarily driven by an increase in loan interest income and to a lesser extent overnight funds interest
income, partially offset by an increase in deposit interest expense.

For the first nine months of 2024, tax-equivalent net interest income totaled $118.0 million compared

to $120.1 million for the same period of 2023 with the decrease primarily attributable to an
increase in deposit interest expense and a decrease in investment interest income,

partially offset by an increase in loan interest
income.

Our net interest margin for the third quarter of 2024 was 4.12%, an increase of 10 basis points over the second quarter of
2024 and an increase of nine basis points over the third quarter of 2023.

Provision and Allowance for Credit

Losses.
We recorded

a provision expense for credit losses of $1.2 million for the third quarter of
2024, comparable to the second quarter of 2024 and a $1.2 million decrease from the third quarter of 2023.

Compared to the second
quarter of 2024, the provision reflected a $0.7 million increase in the provision expense for loans held for investment (“HFI”), a $0.6
million provision benefit for unfunded loan commitments, and a $0.1 million provision benefit for debt securities.

For the first nine
months of 2024, we recorded a provision expense for credit losses of $3.3 million compared to $7.7 million for the same period of
2023. The decrease reflected a $3.2 million decrease in the provision expense for loans HFI and a $1.2 million decrease in the
provision for unfunded loan commitments. The decrease in the provision for loans HFI was primarily due to lower new loan volume in
2024 and lower loan balances.

The decrease in the provision for unfunded loan commitments reflected a lower level of loan
commitments.

At September 30, 2024, the allowance represented 1.11%

of loans HFI compared to 1.09% at June 30, 2024, and
1.10%

at December 31, 2023.
Noninterest Income
.

Noninterest income for the third quarter of 2024 totaled $19.5 million compared to $19.6 million for the second
quarter of 2024 and $16.7 million for the third quarter of 2023.

The slight decrease from the second quarter of 2024 reflected a $0.4 million decrease in mortgage banking revenues partially offset by a $0.3 million increase in wealth management fees.

Compared to
the third quarter of 2023, the $2.8 million increase was primarily attributable to a $2.1 million increase in mortgage banking revenues
driven by a higher gain on sale margin, and a $0.8 million

increase in wealth management fees.

For the first nine months of 2024,
noninterest income totaled $57.2 million compared to $54.5 million for the same period of 2023, primarily attributable to a $3.2
million increase in mortgage banking revenues and a $1.8 million increase in wealth management fees, partially offset by a $2.1
million decrease in other income.

Noninterest Expense.
Noninterest expense for the third quarter of 2024 totaled $42.9 million compared to $40.4 million for the second
quarter of 2024 and $39.1 million for the third quarter of 2023.

The $2.5 million increase over the second quarter of 2024 was primarily due to a $1.4 million increase in compensation and a $1.0 million increase in other expense.

Compared to the third quarter
of 2023, the $3.8 million increase was primarily attributable to a $2.8 million increase in compensation expense and a $0.9 million
increase in other expense.

For the first nine months of 2024, noninterest expense totaled $123.5 million compared to $117.1 million
for the same period of 2023 with the $6.4 million increase primarily attributable to increases in compensation expense of $4.6 million,
occupancy expense of $0.5 million, and other expense of $1.3 million.

Financial Condition
Earning Assets.

Average earning

assets totaled $3.883 billion for the third quarter of 2024, a decrease of $51.9 million, or 1.3%,

from
the second quarter of 2024, and an increase of $59.4 million, or 1.6%, over the fourth quarter of 2023.

The change for both prior
periods was driven by variances in deposit balances.

Compared to the second quarter of 2024, the change in the earning asset mix reflected a $33.2 million decrease in loans HFI, a $11.4

million decline in investment securities, and a $5.6 million decrease in overnight funds sold.

Compared to the fourth quarter of 2023, the change in the earning asset mix reflected a $157.1 million increase
in overnight funds that was partially offset by a $17.7 million decrease in loans HFI, a $54.7 million decrease in investment securities and a $25.2 million decline in loans held for sale.

Loans.
Average loans HFI decreased

$33.2 million, or 1.2%, from the second quarter of 2024 and decreased $17.7 million, or 0.7%,
from the fourth quarter of 2023.

Period end loans HFI decreased $7.1 million, or 0.3%, from the second quarter of 2024

and
decreased $50.8 million, or 1.9%, from the fourth quarter of 2023.

Credit Quality
.

Nonperforming assets (nonaccrual loans and other real estate) totaled $7.2 million at September 30, 2024 compared to
$6.2 million at June 30, 2024 and $6.2 million at December 31, 2023.

At September 30, 2024, nonperforming assets as a percent of
total assets equaled 0.17%, compared to 0.15% at June 30, 2024 and 0.15%

at December 31, 2023.

Nonaccrual loans totaled $6.6
million at September 30, 2024, a $1.1 million increase over June 30, 2024 and a $0.3 million increase over December 31, 2023.

Further, classified loans totaled $25.5 million at September

30, 2024, a $0.1 million decrease from June 30, 2024 and a $3.3 million
increase over December 31, 2023.
Deposits
.

Average total

deposits were $3.572 billion for the third quarter of 2024, a decrease of $69.0 million, or 1.9%,

from the
second quarter of 2024 and an increase of $23.5 million, or 0.7%, over the fourth quarter of 2023.

At September 30, 2024, total
deposits were $3.579 billion, a decrease of $29.5 million, or 0.8%, from

June 30, 2024, and a decrease of $122.7 million, or 3.3%,
from December 31, 2023.

Capital
.

At September 30, 2024, we were “well-capitalized”

with a total risk-based capital ratio of 17.97% and a tangible common equity ratio (a non-GAAP financial measure) of 9.28% compared to

17.50% and 8.91%, respectively,

at June 30, 2024 and 16.57%
and 8.26%, respectively,

at December 31, 2023.

At September 30, 2024, all of our regulatory capital ratios exceeded the threshold to
be “well-capitalized”

under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.
Three Months Ended Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands, except per share data) 2024 2024 2023 2024 2023
Interest Income $ 49,328 $ 48,766 $ 45,753 $ 144,914 $ 134,886
Taxable Equivalent Adjustments 49 65 87 194 274
Total Interest Income (FTE) 49,377 48,831 45,840 145,108 135,160
Interest Expense 9,117 9,497 6,473 27,079 15,067
Net Interest Income (FTE) 40,260 39,334 39,367 118,029 120,093
Provision for Credit Losses 1,206 1,204 2,393 3,330 7,689
Taxable Equivalent Adjustments 49 65 87 194 274
Net Interest Income After Provision for Credit Losses 39,005 38,065 36,887 114,505 112,130
Noninterest Income 19,513 19,606 16,728 57,216 54,452
Noninterest Expense 42,921 40,441 39,105 123,533 117,066
Income Before Income Taxes 15,597 17,230 14,510 48,188 49,516
Income Tax Expense 2,980 3,189 3,004 9,705 10,130
Pre-Tax Loss Attributable to Noncontrolling Interest 501 109 1,149 1,342 1,153
Net Income Attributable to Common Shareowners $ 13,118 $ 14,150 $ 12,655 $ 39,825 $ 40,539

Basic Net Income Per Share $ 0.77 $ 0.84 $ 0.75 $ 2.35 $ 2.38
Diluted Net Income Per Share $ 0.77 $ 0.83 $ 0.74 $ 2.35 $ 2.38

Net Interest Income
Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities.

This information is provided on a “taxable equivalent” basis to reflect the tax-
exempt status of income earned on certain loans and state and local government debt obligations.

We provide an

analysis of our net
interest income including average yields and rates in Table

I, “Average Balances &

Interest Rates,” on page 48.
Tax-equivalent net

interest income for the third quarter of 2024 totaled $40.2 million, compared to $39.3 million for the second quarter
of 2024, and $39.4

million for the third quarter of 2023.

Compared to the second quarter of 2024, the increase was primarily due to increases in loan and investment interest income and a decrease in deposit interest expense,

partially offset by a decrease in overnight
funds interest income.

One additional calendar day also contributed to the increase.

Favorable repricing of existing adjustable/fixed
rate loans at higher rates drove the increase in loan interest income.

The increase in investment interest income was due to the
reinvestment of maturing securities at higher rates.

The decrease in deposit interest expense was attributable to lower average

NOW
account balances and average rate, in addition to lower rates on promotional deposit products.

Compared to the third quarter of 2023, the $0.9 million increase was primarily driven by an increase in loan interest income and to a
lesser extent overnight funds interest income, partially offset by an increase in deposit interest expense.

For the first nine months of
2024, tax-equivalent net interest income totaled $118.0

million compared to $120.1 million for the same period of 2023 with the decrease primarily attributable to an increase in deposit interest expense and a decrease in investment interest income, partially offset
by an increase in loan interest income.

Our net interest margin for the third quarter of 2024 was 4.12%, an increase of 10 basis points over the second quarter of 2024 and an
increase of nine basis points over the third quarter of 2023.

For the month of September 2024, our net interest margin was 4.16%.

For
the first nine months of 2024, our net interest margin was 4.05%

compared to 4.04% for the same period of 2023.

The increase over
the second quarter of 2024 reflected favorable loan and investment repricing,

partially offset by a lower overnight funds rate.

The
increase over both prior year periods reflected higher loan rates partially offset by a higher cost of deposits.

For the third quarter of
2024, our cost of funds was 93 basis points, a decrease of four basis points from the second quarter of 2024 and an increase of 27 basis
points over the third quarter of 2023.

Our cost of deposits (including noninterest bearing accounts) was 92 basis points, 95 basis
points, and 58 basis points, respectively,

for the same periods.
Provision for Credit Losses
We recorded

a provision expense for credit losses of $1.2 million for the third quarter of 2024, comparable to the second quarter of
2024 and a $1.2 million decrease from the third quarter of 2023.

Compared to the second quarter of 2024, the provision reflected a
$0.7 million increase in the provision expense for loans HFI, a $0.6 million provision benefit for unfunded loan commitments, and a
$0.1 million provision benefit for debt securities. The increase in the provision for loans HFI was primarily due to loan grade
migration and slightly higher loss rates partially offset by lower loan balances. A lower level of commitments drove the provision benefit for unfunded loan commitments. For the first nine months of 2024,

we recorded a provision expense for credit losses of $3.3
million compared to $7.7 million for the same period of 2023. The decrease reflected a $3.2 million decrease in the provision expense
for loans HFI and a $1.2 million decrease in the provision for unfunded loan commitments. The decrease in the provision for loans
HFI was primarily due to lower new loan volume in 2024 and lower loan balance

s. The decrease in the provision for unfunded loan
commitments reflected a lower level of loan commitments. We

discuss the allowance for credit losses further below.

Noninterest Income
Noninterest income for the third quarter of 2024 totaled $19.5 million compared to $19.6 million for the second quarter of 2024 and
$16.7 million for the third quarter of 2023.

The slight decrease from the second quarter of 2024 reflected a $0.4 million decrease in mortgage banking revenues partially offset by

a $0.3 million increase in wealth management fees.

Compared to the third quarter of
2023, the $2.8 million increase was primarily attributable to a $2.1 million increase in mortgage banking revenues driven by a higher
gain on sale margin, and a $0.8 million increase in wealth management fees.

For the first nine months of 2024, noninterest income totaled $57.2 million compared to $54.5 million for the same period of 2023,
primarily attributable to a $3.2 million increase in mortgage banking revenues and a $1.8 million increase in wealth management fees,
partially offset by a $2.1 million decrease in other income.

The increase in mortgage banking revenues was due to a higher gain on
sale margin.

The increase in wealth management fees was primarily driven by higher retail brokerage fees and to a lesser extent trust
fees, primarily attributable to both new account growth and higher account values driven by higher market returns.

The decrease in
other income was primarily attributable to a $1.4 million gain from the sale of mortgage servicing rights in the second quarter of 2023, and to a lesser extent a decrease in vendor bonus income and miscellaneous income.

Noninterest income represented 32.7% of operating revenues (net interest income plus noninterest income) in the third quarter of 2024 compared to 33.3% in the second quarter of 2024 and 29.9% in the third quarter of 2023.

For the first nine months of 2024,
noninterest income represented 32.7% of operating revenues compared to 31.2% for the same period of 2023.

The table below reflects the major components of noninterest income.

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2024 2024 2023 2024 2023
Deposit Fees $ 5,512 $ 5,377 $ 5,456 $ 16,139 $ 16,021
Bank Card Fees 3,624 3,766 3,684 11,010 11,205
Wealth Management

Fees
4,770 4,439 3,984 13,891 12,061
Mortgage Banking Revenues 3,966 4,381 1,839 11,225 8,072
Other 1,641 1,643 1,765 4,951 7,093
Total

Noninterest Income
$ 19,513 $ 19,606 $ 16,728 $ 57,216 $ 54,452
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the third quarter of 2024

totaled $5.5

million, an increase of $0.1

million, or 2.5%, over the second
quarter of 2024, and an increase of $0.1

million, or 1.0%, over the third quarter of 2023.

For the first nine months of 2024, deposit
fees totaled $16.1 million, an increase an increase of $0.1 million, or 0.7%,

over the same period of 2023.

Compared to the second
quarter of 2024, the increase was driven by higher overdraft fees.

The increase over both prior year periods was primarily due to higher commercial account analysis fee income.
Bank Card Fees
.

Bank card fees for the third quarter of 2024 totaled $3.6 million, a decrease of $0.1 million, or

3.8%, from the
second quarter of 2024, and a decrease of $0.1 million, or 1.6% from the third quarter of 2023.

For the first nine months of 2024,
bank card fees totaled $11.0 million, a decrease

of $0.2

million, or 1.7%, from the same period of 2023.

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

Wealth management

fees for the third quarter of 2024 totaled $4.8 million, an increase of $0.3 million, or 7.5%,
over the second quarter of 2024, and an increase of $0.8 million,

or 19.7%, over the third quarter of 2023.

For the first nine months of
2024, wealth management fees totaled $13.9 million, an increase of $1.8 million, or 15.2%, over the same period of 2023, and
reflected an $1.4 million increase in retail brokerage fees and a $0.

6

million increase in trust fees that was partially offset by a $0.2 million decrease in insurance commission revenue.

The increase in retail brokerage assets was driven by increased fixed income and annuity product sales and the increase in trust fees reflected both new account growth and higher account values/returns reflective of the improved market returns.

At September 30, 2024, total assets under management were approximately

$2.950 billion compared to
$2.770 billion at June 30, 2024 and $2.588 billion at December 31, 2023.

Mortgage Banking Revenues.
Mortgage banking revenues totaled $4.0 million for the third quarter of

2024, a decrease of $0.4 million,
or 9.5%, from the second quarter of 2024 and an increase of $2.1 million, or 115

.7%, over the third quarter of 2023.

For the first nine
months of 2024, mortgage banking revenues totaled $11.2

million compared to $8.1 million for the same period of 2023.

The
decrease compared to the second quarter of 2024 was attributable to slightly lower loan sale volume. Compared to the prior year
periods, the increase was attributable to a higher gain on sale margin which reflected a higher percentage of secondary
market/mandatory delivery loan sales.

We provide

a detailed overview of our mortgage banking operation, including a detailed break-
down of mortgage banking revenues, mortgage servicing activity,

and warehouse funding within Note 4 – Mortgage Banking
Activities in the Notes to Consolidated Financial Statements.

Other
.

Other income totaled $1.6 million for the third quarter of 2024, comparable to the second quarter of 2024 and a decrease of
$0.1 million, or 7.0%, from the third quarter of 2023.

For the first nine months of 2024, other income totaled $5.0 million compared to $7.1 million for the same period of 2023.

The decrease from 2023 was primarily attributable to a $1.4 million gain from the sale of
mortgage servicing rights realized in the second quarter of 2023,

and to a lesser extent a decrease in vendor bonus income and miscellaneous income.
Noninterest Expense
Noninterest expense for the third quarter of 2024 totaled $42.9 million compared to $40.4 million for the second quarter of 2024 and
$39.1 million for the third quarter of 2023.

The $2.5 million increase over the second quarter of 2024 was primarily due to a $1.4
million increase in compensation and a $1.0 million increase in other expense.

The increase in compensation reflected a $0.9 million
increase in salary expense and a $0.5 million increase in associate benefit expense.

The increase in salary expense was driven by
annual merit adjustments, and the increase in other associate benefit expense was primarily attributable to higher health insurance cost, and to a lesser extent higher stock-based compensation expense.

The increase in other expense was primarily due to a $0.5 million increase in professional fees, a $0.3 million increase in processing fees, and higher miscellaneous expense, which included a $0.5
million payment to the counterparty for our VISA Class B share swap due to revision to the share conversion rate related to additional
funding by VISA of the merchant litigation reserve.

Compared to the third quarter of 2023, the $3.8 million increase was primarily attributable to a $2.8 million increase in compensation expense and a $0.9 million increase in other expense.

The unfavorable
variance in compensation expense reflected a $2.2 million increase in salary expense and a $0.6 million increase in associate benefit
expense, with the salary variance driven by merit adjustments and the associate benefit expense variance reflective of higher health
insurance cost.

Further, salary expense was unfavorably impacted

by a $1.0 million decrease in realized loan cost (credit offset to salary expense) which reflected lower loan volume in 2024.

The increase in other expense was attributable to a $0.6 million increase in professional fees and higher miscellaneous expense due to the aforementioned

$0.5 million share swap payment in the third quarter
of 2024.

For the first nine months of 2024, noninterest expense totaled $123.5 million compared to $117.1 million for the same period

of 2023
with the $6.4 million increase primarily attributable to increases in compensation expense of $4.6 million, occupancy expense of $0.5
million, and other expense of $1.3 million.

The increase in compensation expense reflected a $3.9 million increase in salary expense
and a $0.7 million increase in associate benefit expense.

The increase in salary expense was primarily due to a $2.9 million decrease in realized loan cost (credit offset to salary expense and lower new loan volume) and a $1.9 million increase in base salary expense
(primarily annual merit raises), partially offset by a decrease in commission expense of $1.3 million (lower residential mortgage
volume).

The increase in occupancy was primarily attributable to an increase in maintenance agreement expense (security upgrades
and addition of interactive teller machines).

The increase in other expense was primarily due to a $1.8 million gain from the sale of

a
banking office in the first quarter of 2023 and higher miscellaneous expense due to the aforementioned $0.5 million share swap
payment in 2024, which was partially offset by a $1.0 million decrease in pension plan expense (service cost).

The table below reflects the major components of noninterest expense.

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2024 2024 2023 2024 2023
Salaries $ 21,637

$
20,754

$
19,459

$
62,995

$
59,020
Associate Benefits 4,163 3,652 3,544 11,618 10,945
Total Compensation

25,800 24,406 23,003 74,613 69,965

Premises 3,245 3,043 3,217 9,461 9,632
Equipment 3,853 3,954 3,763 11,628 10,930
Total Occupancy 7,098 6,997 6,980 21,089 20,562

Legal Fees 407 430 366 1,272 1,147
Professional Fees 1,869 1,340 1,254 4,467 4,617
Processing Services 2,260 1,938 1,874 6,030 5,488
Advertising 654 851 756 2,320 2,590
Telephone 692 718 658 2,119 2,044
Insurance – Other 737 749 703 2,401 2,406
Other Real Estate Owned, net

46 19 9 83 (1,846)
Pension - Other (419) (419) 32 (1,256) 45
Pension Settlement Gain - - - - (291)
Miscellaneous 3,777 3,412 3,470 10,395 10,339
Total Other

10,023 9,038 9,122 27,831 26,539
Total

Noninterest Expense

$ 42,921

$
40,441

$
39,105

$
123,533

$
117,066
Significant components of noninterest expense are discussed in more detail below.
Compensation.

Compensation expense totaled $25.8 million for the third quarter of 2024, a $1.4 million,

or 5.7%, increase over the
second quarter of 2024 and a $2.8 million, or 12.2%, increase over the third quarter of 2023.

The increase over the second quarter of
2024 reflected a $0.9 million increase in salary expense and a $0.5 million increase in associate benefit expense.

The increase in
salary expense was driven by annual merit adjustments, and the increase in other associate benefit expense was primarily attributable
to higher health insurance cost, and to a lesser extent higher stock-based compensation expense.

Compared to the third quarter of
2023, the unfavorable variance was attributable to a $2.2 million increase in salary expense and a $0.6 million increase in associate
benefit expense, with the salary variance driven by merit adjustments and the associate benefit expense variance reflective of higher
health insurance cost.

Further, salary expense was unfavorably impacted

by a $1.0 decrease in realized loan cost (credit offset to
salary expense) which reflected lower loan volume in 2024.

For the first nine months of 2024, compensation expense totaled $74.6 million compared to $70.0 million for the same period of 2023 with the $4.6 million increase attributable to a $3.9 million increase in
salary expense and a $0.7 million increase in associate benefit expense.

The increase in salary expense was primarily due to a $2.9
million decrease in realized loan cost (credit offset to salary expense)

(lower new loan volume) and a $1.9 million increase in base
salary expense (primarily annual merit raises), partially offset by a $1.3 million decrease in commission expense (lower residential mortgage volume).

Higher health care cost drove the increase in associate benefit expense.

Occupancy
.

Occupancy expense totaled $7.1 million for the third quarter of 2024, a $0.1 million increase over both the second
quarter of 2024 and the third quarter of 2023.

For the first nine months of 2024, occupancy expense totaled $21.1 million compared to
$20.6 million for the same period of 2023.

Compared to both prior year periods,

the increase in occupancy expense was primarily due
to higher expense for maintenance agreements (security upgrades and interactive teller machines).

Other
.

Other expense totaled $10.0 million for the third quarter of 2024 compared to $9.0 million for the second quarter of 2024 and
$9.1 million for the third quarter of 2023.

For the first nine months of 2024, other expense totaled $27.8 million compared to $26.5
million for the same period of 2023.

Compared to the second quarter of 2024, the $1.0 million increase was primarily due to a $0.5
million increase in professional fees, a $0.3 million increase in processing fees, and higher miscellaneous expense, which included a
$0.5 million payment to the counterparty for our VISA Class B share swap due to revision to the share conversion rate related to
additional funding by VISA of the merchant litigation reserve.

The $0.9 million increase over the third quarter of 2023 was driven by
a $0.6 million increase in professional fees and higher miscellaneous expense due to the aforementioned $0.5 million share swap
payment in the third quarter of 2024.

For the nine-month period, the $1.3 million increase was primarily due to a $1.8 million gain
from the sale of a banking office in the first quarter of 2023 and higher miscellaneous expense in 2024 due to the aforementioned $0.5 million share swap payment, which was partially offset by a $1.0 million decrease in pension plan expense (service cost).

Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 71.81% for the third quarter of 2024 compared to 68.61% for the second quarter of 2024

and 69.88% for
the third quarter of 2023.

For the first nine months of 2024, this ratio was 70.49% compared to 67.07%

for the same period of 2023.
Income Taxes
We realized income

tax expense of $3.0 million (effective rate of 19.1%) for the third quarter of

2024 compared to $3.2 million
(effective rate of 18.5%) for the second quarter of 2024

and $3.0 million (effective rate of 20.7%) for the third quarter of 2023.

For
the first nine months of 2024, we realized income tax expense of $9.7 million (effective rate of 20.1%) compared to $10.1 million
(effective rate of 20.5%) for the same period of 2023.

The decrease in our effective tax rate from both prior year periods was primarily due to a higher level of tax benefit accrued from investments in solar tax credit equity funds.

Absent discrete items, we
expect our annual effective tax rate to approximate 20-21%

for 2024.
FINANCIAL CONDITION
Average earning

assets totaled $3.883 billion for the third quarter of 2024, a decrease of $51.9 million, or

1.3%, from the second
quarter of 2024, and an increase of $59.4 million, or 1.6%, over the fourth quarter of 2023.

The change for both prior periods was
driven by variances in deposit balances (see below – Deposits
).

Compared to the second quarter of 2024, the change in the earning asset mix reflected a $33.2 million decrease in loans HFI, a $11.4 million decline in investment securities, and a $5.6 million decrease in overnight funds sold.

Compared to the fourth quarter of 2023, the change in the earning asset mix reflected a

$157.1 million
increase in overnight funds that was partially offset by

a $17.7 million decrease in loans HFI, a $54.7 million decrease in investment securities and a $25.2 million decline in loans held for sale.

Investment Securities
Average investments

decreased $11.4 million, or 1.2%, from the second

quarter of 2024

and $54.7 million, or 5.7%, from the fourth
quarter of 2023. Our investment portfolio represented 23.4% of our average earning assets for each of the second and the third
quarters

of 2024 compared to 25.2% for the fourth quarter of 2023.

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

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At September 30, 2024, $561.5 million, or 62.5%, of the investment portfolio was classified as HTM
and $336.2 million, or 37.5%, was classified as AFS. The average maturity of our total portfolio at September 30, 2024 was 2.51 compared to 2.67 years at June 30, 2024 and 2.91 years at December 31, 2023.

The duration of our investment portfolio at September
30, 2024 was 2.17 years compared to 2.16 years at June 30, 2024 and 2.91 years at December 31, 2023.

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

At September 30, 2024, there were 818 positions (combined AFS and HTM)

with unrealized losses totaling $40.3 million. 73 of these
positions are U.S. Treasuries and carry the full faith

and credit of the U.S. Government.

651 were U.S. government agency securities
issued by U.S. government sponsored entities. The remaining 94 positions

(municipal securities and corporate bonds) have a credit
component.

At September 30, 2024, corporate debt securities had an allowance for credit losses of $79,000 and municipal securities
had an allowance of $4,000.

At September 30, 2024, all collateralized mortgage obligation securities,

mortgage-backed securities,
Small Business Administration securities,

U.S. Agency, and U.S. Treasury

bonds held were AAA rated.

Loans HFI
Average loans

HFI decreased $33.2 million, or 1.2%, from the second quarter of 2024 and decreased

$17.7 million, or 0.7%, from the
fourth quarter of 2023.

Compared to the second quarter of 2024, the decrease was driven by a $19.4 million decrease in consumer
loans (primarily indirect auto), a $13.2 million decrease in commercial loans, and a $7.7 million decrease in commercial real estate loans, partially offset by a $7.4 million increase in residential real estate loans.

Compared to the fourth quarter of 2023, the decrease
was primarily attributable to a $54.5 million decrease in consumer loans (primarily indirect auto) and a $24.2 million decrease in
commercial loans (primarily tax-exempt loans) that were partially offset by a $59.2 million increase in residential real estate loans.

Period end loans HFI decreased $7.1 million, or 0.3%, from the second quarter of

2024 and decreased $50.8 million, or 1.9%, from the
fourth quarter of 2023.

Compared to the second quarter of 2024, the decline reflected a $20.9 million decrease in consumer loans
(primarily indirect auto), a $10.4 million decrease in commercial loans, and a $3.2 million decline in commercial real estate loans,
partially offset by a $10.9 million increase in residential real estate loans and a $18.1 million increase in construction loans.

The
decrease from the fourth quarter of 2023 was primarily attributable to a $57.7 million decrease in consumer loans (primarily indirect auto), a $30.6 million decline in commercial loans, and a $5.5 million decrease in commercial real estate loans, partially offset by

a
$22.2 million increase in residential real estate loans and a $22.8 million increase in construction real estate loans.

Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Nonperforming assets (nonaccrual loans and other real estate) totaled $7.2 million at September 30, 2024 compared to $6.2 million at
June 30, 2024 and $6.2 million at December 31, 2023.

At September 30, 2024, nonperforming assets as a percent of total assets equaled 0.17%, compared to 0.15% at June 30, 2024 and 0.15% at December

31, 2023.

Nonaccrual loans totaled $6.6 million at
September 30, 2024, a $1.1 million increase over June 30, 2024 and a $0.3 million increase over

December 31, 2023.

Further,
classified loans totaled $25.5 million at September 30, 2024, a $0.1 million decrease from June 30, 2024 and a $3.3 million increase
over December 31, 2023.
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
conditions and forecasts.

At September 30, 2024, the allowance for credit losses for loans HFI totaled

$29.8 million compared to $29.2 million at June 30, 2024
and $29.9 million at December 31, 2023. Activity within the allowance is provided in Note 3 – Loans Held for Investment and
Allowance for Credit Losses in the Notes to Consolidated Financial Statements.

The increase in the allowance over June 30, 2024 was
primarily attributable to a slightly higher credit loss provision driven by a higher forecasted unemployment rate utilized in calculating
loan loss rates and loan grade migration (see above – Provision for Credit Losses).

The change in the allowance from December 31,
2023 reflected lower loan balances offset by higher

loss rates and loan grade migration.

At September 30, 2024, the allowance
represented 1.11% of loans HFI compared to

1.09% at June 30, 2024, and 1.10% at December 31, 2023.

At September 30, 2024, the allowance for credit losses for unfunded commitments totaled $2.5 million compared to $3.1

million and
$3.2

million at June 30, 2024 and December 31, 2023, respectively.

The decline in the allowance from June 30, 2024 and December
31, 2023 reflected a lower level of unfunded loan commitments. The allowance for unfunded commitments is recorded in other
liabilities.
Deposits
Average total

deposits were $3.572 billion for the third quarter of 2024, a decrease of $69.0 million,

or 1.9%, from the second quarter
of 2024 and an increase of $23.5 million, or 0.7%, over the fourth quarter of 2023.

Compared to the second quarter of 2024, the
decrease was primarily attributable to lower NOW account balances primarily due to the seasonal decline in our public fund balances.

The increase over the fourth quarter of 2023 reflected growth in both money market and certificate of deposit balances which,
reflected a combination of balances migrating from savings and noninterest bearing accounts, in addition to receiving new deposits
from existing and new clients via various deposit strategies.

At September 30, 2024, total deposits were $3.579 billion, a decrease of $29.5 million, or 0.8%, from June 30, 2024, and a decrease of
$122.7 million, or 3.3%, from December 31, 2023.

The decrease from June 30, 2024 was primarily due to lower noninterest bearing, money market, and savings account balances.

The decrease from December 31, 2023 was primarily due to lower NOW account balances, primarily due to the seasonal decline in our public funds, partially offset by higher money market and certificate of deposit
balances from both new and existing clients.

Total public funds balances

were $516.2 million at September 30, 2024, $575.0 million
at June 30, 2024, and $709.8 million at December 31, 2023.
Business deposit transaction accounts classified as repurchase agreements averaged $27.1 million for the third quarter of 2024, an
increase of $0.1 million over the second quarter of 2024 and an increase of $0.3 million over the fourth quarter of 2023. At September
30, 2024, repurchase agreement balances were $29.3 million compared to $22.5 million at June 30, 2024 and $27.0 million at
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
(1)
Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
September 30, 2024 13.8% 10.3% 6.8% 3.5% -3.8% -8.2% -12.9% -18.0%
June 30, 2024 15.0% 11.2% 7.3% 3.8% -4.1% -8.5% -13.4% -18.3%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
September 30, 2024 40.9% 33.1% 25.2% 17.8% 1.3% -8.4% -19.1% -29.2%
June 30, 2024 41.8% 33.9% 26.0% 18.6% 2.2% -7.4% -18.1% -28.6%
The Net Interest Income (“NII”) at Risk position of an instantaneous,

parallel rate shock indicates that in the short-term (over the next
12 months), all rising rate environments will positively impact the net interest margin of the Company,

while declining rate
environments

will have a negative impact on the net interest margin. Compared to the second quarter of 2024, these metrics generally
became less favorable in the rising rate scenarios and more favorable in the falling rate scenarios.

This was attributable to slightly
lower new volume asset rates, in addition to $50 million in investment purchases which provide a benefit in a falling rate environment,
with a negative effect in rising rate scenarios.

The instantaneous,

parallel rate shock results over the next 12-month and 24-month periods are outside of policy in the rates down 300 bps and 400 bps scenario largely due to the limited ability to decrease deposit rates the full extent of this rate change.

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
(1)
Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
September 30, 2024

30.6% 24.5% 17.4% 9.6% -11.4% -21.7% -31.3% -31.7%
June 30, 2024 20.2% 16.5% 11.7% 6.1% -9.5% -19.0% -26.1% -28.8%
EVE Ratio (policy minimum 5.0%) 25.2% 23.6% 21.9% 20.1% 15.7% 13.6% 11.8% 11.7%

At September 30, 2024, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments. Compared to the second quarter of 2024, EVE metrics were more favorable in the rising rate environment and less
favorable in falling rate environments as slower decay rates were assumed for our nonmaturity deposit portfolio, resulting in longer
assumed average lives. EVE is currently in compliance with policy in all rate scenarios as the EVE ratio exceeds the policy minimum of 5.0% in each shock scenario.
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

At September 30, 2024, we had the ability to generate approximately $1.522 billion (excludes overnight funds position of $262
million) in additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings, the Federal Reserve Discount Window,

and brokered deposits.

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

We conduct a liquidity

stress test on a quarterly basis
based on events that could potentially occur at the Bank and report results to our ALCO, MROC,

EROC, and Board of Directors.

We
believe the liquidity available to us at September 30, 2024 was sufficient to meet our on-going needs and execute our business
strategy.

We also view our

investment portfolio as a liquidity source and have the option to pledge securities in our portfolio as collateral for
borrowings or deposits, and/or to sell selected securities.

Additional information on our investment portfolio is provided within

Note
2 – Investment Securities.
The Bank maintained an average net overnight funds (i.e., deposits with banks plus

FED funds sold less FED funds purchased) sold
position of $256.9 million in the third quarter of 2024 compared to $262.4 million in the second quarter of 2024 and $99.8 million in
the fourth quarter of 2023.

Compared to the second quarter of 2024, the decrease reflected lower average deposits (primarily seasonal
public funds) that was substantially offset by a decline in average loans.

Compared to the fourth quarter of 2023, the increase was
primarily driven by higher average deposits and lower average investments.

We expect our

capital expenditures will be approximately $12.0 million over the next 12 months,

which will primarily consist of
construction of new offices, office remodeling,

office equipment/furniture, and technology purchases.

Management expects that these
capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.
Borrowings
Average short

-term borrowings totaled $29.8 million for the third quarter of 2024 compared to

$33.6 million for the second quarter of
2024

and $43.8 million for the fourth quarter of 2023.

The decrease from both prior periods reflected a lower balance maintained on
CCHL’s

warehouse line. Additional detail on warehouse borrowings

is provided in Note 4 – Mortgage Banking Activities in the
Consolidated Financial Statements.

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

At September 30, 2024, our regulatory
capital ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $476.5 million at September 30, 2024 compared to $461.0 million at June 30, 2024 and $440.6 million at
December 31, 2023.

For the first nine months of 2024, shareowners’ equity was positively impacted by net income attributable to
shareowners of $39.8 million, a $8.7 million decrease in the net unrealized loss on available for sale securities, net adjustments
totaling $0.9 million related to transactions under our stock compensation plans, and stock compensation accretion of $1.1 million.

Shareowners’ equity was reduced by a common stock dividend

of $11.0 million ($0.65 per share), the repurchase of

common stock of
$2.3 million (82,540 shares), a $0.6 million increase in the fair value of the interest rate swap related to subordinated debt, and a $0.7
million reclassification to temporary equity.

At September 30, 2024, our total risk-based capital ratio was 17.97% compared to 17.50% at June 30, 2024 and 16.57% at December
31, 2023.

Our common equity tier 1 capital ratio was 14.88%, 14.44%, and 13.52%, respectively,

on these dates.

Our leverage ratio
was 10.89%, 10.51%, and 10.30%, respectively,

on these dates.

At September 30, 2024, all our regulatory capital ratios exceeded the
thresholds to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity ratio
(non-GAAP financial measure) was 9.28% at September 30, 2024 compared to 8.91%

and 8.26% at June 30, 2024 and December 31,
2023, respectively.

If our unrealized held-to-maturity securities losses of $12.9 million (after-tax)

were recognized in accumulated
other comprehensive loss, our adjusted tangible capital ratio would be 9.00%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with Accounting Standards Codification

Topic 715. At September 30, 2024,

the net pension liability reflected in other
comprehensive loss was $0.4 million compared to $0.4 million at June 30, 2024 and December 31, 2023. This liability is re-measured annually on December 31
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
Form 10-K, as amended.

OFF-BALANCE SHEET ARRANGEMENTS
We are a party

to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our
clients.

At September 30, 2024, we had $714.2 million in commitments to extend credit and $6.1 million in standby letters of credit.

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

We have recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Bank, which is included in other liabilities on the Consolidated Statements of Financial Condition
and totaled $2.5 million at September 30, 2024.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 1 to the Consolidated

Financial Statements included in our 2023 Form 10-K,
as amended.

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

Discussion and Analysis of Financial Condition and Results of Operations, and

Part II, Item 7,
Management’s Discussion and Analysis

of Financial Condition and Results of Operations included

in our 2023 Form 10-K, as
amended.

TABLE I
AVERAGE BALANCES & INTEREST RATES (UNAUDITED)
Three Months Ended September 30, Nine Months Ended September 30,

2024 2023 2024 2023

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

24,570
$

720 7.49%
$

62,768
$

971 6.14%
$

26,050
$

1,800 6.22%
$

57,438
$

2,416 5.62%
Loans Held for Investment
(1)(2)
2,693,533 40,985 6.09 2,672,653 38,455 5.71 2,716,220 121,864 6.02 2,637,911 109,688 5.56
Taxable Securities 907,610 4,148 1.82 1,002,547 4,549 1.80 926,241 12,385 1.78 1,034,825 14,265 1.84
Tax-Exempt Securities
(2)
846 10 4.33 2,456 17 2.66 848 28 4.34 2,649 50 2.49
Federal Funds Sold and Interest Bearing
Deposits
256,855 3,514 5.44 136,556 1,848 5.37 220,056 9,031 5.48 237,987 8,741 4.91
Total Earning Assets 3,883,414 49,377 5.06% 3,876,980 45,840 4.69% 3,889,415 145,108 4.98% 3,970,810 135,160 4.55%
Cash & Due From Banks 70,994 75,941 73,843 75,483
Allowance For Credit Losses (29,905) (29,172) (29,833) (27,581)
Other Assets 291,359 295,106 292,762 297,688
TOTAL ASSETS
$

4,215,862
$

4,218,855
$

4,226,187
$

4,316,400

Liabilities:
Noninterest Bearing Deposits 1,332,305 1,474,574 1,340,981 1,538,268
NOW Accounts
$

1,145,544
$

4,087 1.42%
$

1,125,171
$

3,489 1.23%
$

1,184,596
$

13,009 1.47%
$

1,184,453
$

8,679 0.98%
Money Market Accounts 418,625 2,694 2.56 322,623 1,294 1.59 393,294 7,431 2.52 293,089 2,249 1.03
Savings Accounts 512,098 180 0.14 579,245 200 0.14 523,573 544 0.14 603,643 396 0.09
Other Time Deposits 163,462 1,262 3.07 95,203 231 0.96 153,991 3,412 2.96 90,970 386 0.57
Total Interest Bearing Deposits 2,239,729 8,223 1.46 2,122,242 5,214 0.97 2,255,454 24,396 1.44 2,172,155 11,710 0.72
Total Deposits 3,572,034 8,223 0.92 3,596,816 5,214 0.58 3,596,435 24,396 0.91 3,710,423 11,710 0.42
Repurchase Agreements 27,126 221 3.24 25,356 190 2.98 26,619 639 3.21 17,588 314 2.39
Other Short-Term Borrowings 2,673 52 7.63 24,306 440 7.17 4,334 159 4.88 26,586 1,228 6.17
Subordinated Notes Payable 52,887 610 4.52 52,887 625 4.62 52,887 1,868 4.64 52,887 1,800 4.49
Other Long-Term Borrowings 795 11 5.55 387 4 4.73 447 17 5.16 433 15 4.78
Total Interest Bearing Liabilities 2,323,210 9,117 1.56% 2,225,178 6,473 1.15% 2,339,741 27,079 1.55% 2,269,649 15,067 0.89%
Other Liabilities 73,767 83,099 71,574 82,877
TOTAL LIABILITIES 3,729,282 3,782,851 3,752,296 3,890,794
Temporary Equity 6,443 8,424 6,694 8,719

TOTAL SHAREOWNERS’ EQUITY 480,137 427,580 467,197 416,887
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,215,862
$

4,218,855
$

4,226,187
$

4,316,400

Interest Rate Spread 3.49% 3.54% 3.43% 3.66%
Net Interest Income
$

40,260
$

39,367
$

118,029
$

120,093
Net Interest Margin (3) 4.12% 4.03% 4.05% 4.04%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loan costs of $0.2 million

and $0.5 million for the three and nine months ended September

30, 2024,

and net loan fees of $0.1 million for the three and nine

month periods ended September 30, 2023.
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
Item 4.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At September 30, 2024, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and
Chief Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
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

As reported in our 2023 Form 10-K, as amended, we did not maintain effective internal control over
financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange

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

CCHL. The Company determined inter-
company transactions related to the sale of residential mortgage loans were not properly eliminated and net loan fees were not
properly recorded. Further, financial information

obtained from CCHL for certain construction/permanent loan activity was not in sufficient detail to appropriately classify this activity within the

Statement of Cash Flows.

Specifically, management’s

review control
over the completeness, accuracy and review of financial information provided from CCHL related to the Statement of Cash Flows was
not designed effectively as the review was not sufficiently

precise to identify all errors in financial reporting. Refer to our 2023 Form
10-K, as amended, for further information on the material weakness.
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

Change in Internal Control
Except as identified above with respect to remediation of the material weakness

,

there have been no significant changes in our internal
control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably
likely to materially affect, our internal control over financial reporting.
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
Item 1A. “Risk Factors” in our 2023 Form 10-K, as amended,

as updated in our subsequent quarterly reports. The risks described in our 2023 Form 10-K, as amended, and our subsequent quarterly reports are not the only risks facing us. Additional risks and
uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.

Unregistered Sales of Equity Securities and Use of

Proceeds
None.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosure
Not Applicable.

Item 5.

Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none

of our directors or officers (as defined in Rule 16a-1(f) under the

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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Mr. Larkin is the Principal Financial

Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: November 4, 2024