Form 10-K
period 2024-12-31
CAPITAL CITY BANK GROUP INC
filed 2025-03-11
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

DC

20549
___________________________________
FORM
10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year

ended
December 31
, 2024
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

30, 2024, the last business day
of the registrant’s most recently completed second fiscal quarter, was approximately $
387,687,574

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
Class Outstanding at February 28, 2025
Common Stock, $0.01 par value per share
17,054,307
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners held on April 22, 2025, are incorporated by reference in Part III.

CAPITAL CITY BANK

GROUP,

INC.
ANNUAL REPORT FOR 2024 ON FORM 10-K
TABLE OF CONTENTS
PART

I

PAGE

Item 1.

Business
5
Item 1A.

Risk Factors
22
Item 1B.

Unresolved Staff Comments
37
Item 1C.
Cybersecurity
37
Item 2.

Properties
37
Item 3.

Legal Proceedings
37
Item 4.

Mine Safety Disclosure

37

PART

II

Item 5.

Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of
Equity Securities
39
Item 6.

Selected Financial Data
41
Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations
43
Item 7A.

Quantitative and Qualitative Disclosure About Market Risk
68
Item 8.

Financial Statements and Supplementary Data
69
Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
127
Item 9A.

Controls and Procedures
127
Item 9B.

Other Information
129

PART

III

Item 10.

Directors, Executive Officers, and Corporate Governance
130
Item 11.

Executive Compensation
130
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
130
Item 13.

Certain Relationships and Related Transactions,

and Director Independence
130
Item 14.

Principal Accountant Fees and Services 130

PART

IV

Item 15.

Exhibits and Financial Statement Schedules
131
Item 16.

Form 10-K Summary
132
Signatures
133

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
●
The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the
Federal Reserve Board;
● Inflation, interest rate, market and monetary fluctuations;
●
Local, regional, national, and international economic conditions and the impact they may have on us and our clients
and our assessment of that impact;
●
The costs and effects of legal and regulatory developments, the outcomes of legal proceedings or regulatory or other
governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory
approvals;
●
The effect of changes in laws and regulations (including

laws and regulations concerning taxes, banking, securities,
and insurance) and their application with which we and our subsidiaries must comply;
●
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as
other accounting standard setters;
● The accuracy of our financial statement estimates and assumptions;
● Changes in the financial performance and/or condition of our borrowers;
●
Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs;
●
Changes in estimates of future credit loss reserve requirements based upon the periodic review thereof under relevant
regulatory and accounting requirements;
● Changes in our liquidity position;
●
The timely development and acceptance of new products and services and perceived overall value of these products
and services by users;
● Changes in consumer spending, borrowing, and saving habits;
●
Greater than expected costs or difficulties related to the

integration of new products and lines of business;
● Technological changes;
●
The cost and effects of cyber incidents or other failures, interruptions,

or security breaches of our systems or those of
our customers or third-party providers;
● Acquisitions and integration of acquired businesses;
● Impairment of our goodwill or other intangible assets;
●
Changes in the reliability of our vendors, internal control systems, or information systems;
● Our ability to increase market share and control expenses;
● Our ability to attract and retain qualified employees;
●
Changes in our organization, compensation, and benefit

plans;
● The soundness of other financial institutions;
●
Volatility

and disruption in national and international financial and commodity markets;
●
Changes in the competitive environment in our markets and among banking organizations and other financial service
providers;
● Government intervention in the U.S. financial system;
●
The effects of natural disasters (including hurricanes),

widespread health emergencies (including pandemics), military conflict, terrorism, civil unrest, climate change or other geopolitical events;
● Our ability to declare and pay dividends;
●
Structural changes in the markets for origination, sale and servicing of residential mortgages;
●
Any inability to implement and maintain effective internal

control over financial reporting and/or disclosure control;
● Negative publicity and the impact on our reputation; and
●
The limited trading activity and concentration of ownership of our common stock.

However, other factors besides those listed in Item

1A Risk Factors or discussed in this Annual Report and our other filings with the Securities and Exchange Commission (the “SEC”) also could adversely affect our results, and you should not consider any
such list of factors to be a complete set of all potential risks or uncertainties.

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

Bank has 62 banking offices and 104 ATMs/ITMs

in
Florida, Georgia, and Alabama.

Through Capital City Home Loans, LLC (“CCHL”), we have 27 additional offices in the
Southeast for our mortgage banking business.

The majority of the revenue (excluding CCHL), approximately 85%,

is derived
from our Florida market areas while approximately 14% and 1% of the revenue is derived from our Georgia and other market
areas, respectively.

Approximately 55% of the revenue from CCHL is derived from our Georgia market areas while
approximately 33% and 12% is derived from our Florida and other market areas, respectively.
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
December 31,

Assets Deposits
Shareowners’
Equity Revenue (1) Net Income
2024
$4,324.9

$3,672.0

$495.3

$270.6

$52.9

2023
$4,304.5

$3,701.8

$440.6

$252.7

$52.3

2022
$4,519.2

$3,939.3

$387.3

$207.1

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

2024.

CCBG also maintains an insurance subsidiary,
Capital City Strategic Wealth,

LLC.

CCB has three primary subsidiaries, Capital City Trust Company and Capital City Banc
Investments, Inc. which are wholly owned, and CCHL which became wholly owned effective January 1, 2025.

Operating Segment
We have one

reportable segment with two principal services: Banking Services and Wealth

Management Services.

Banking
Services are operated at CCB, and Wealth

Management Services are operated under three divisions (Capital City Trust

Company,
Capital City Investments, and Capital City Strategic Wealth,

LLC).

Revenues from these principal services for the year ended
2024 totaled approximately 92.6% and 7.4% of our total revenue, respectively.

In 2023 and 2022, Banking Services (CCB)
revenue was approximately 93.5% and 90.3% of our total revenue for each respective year.

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
● Residential Real Estate Lending

– We provide

an array of loan products through our subsidiary,

CCHL, to help meet the
home financing needs of consumers, including conventional permanent and construction-to-permanent (fixed, adjustable,
or variable rate) financing arrangements as well as FHA, VA

and USDA rural development loan products.

CCHL also
offers both fixed and adjustable-rate residential mortgage

(ARM) loans.

CCHL offers these products through its network
of locations.

We do not offer subprime

residential real estate loans

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

The market value of trust assets under discretionary management exceeded $1.234 billion at December 31, 2024, with total assets under administration exceeding $1.244 billion.
Capital City Investments
We offer

our customers retail investment products through LPL Financial. LPL offers a full line of retail securities products,
including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life
insurance and long-term health care. Non-deposit investment and insurance products are: (i) not FDIC insured; (ii) not deposits, obligations, or guarantees by any bank; and (iii) subject to investment risk,

including the possible loss of principal amount
invested.

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

As of December 31, 2024, approximately 48% of
our residential home equity loan portfolio consisted of first mortgages.

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

Business.
Competition
We face significant

competition in our market areas. We

compete against a wide range of banking and nonbanking institutions including banks, savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage
banking companies, investment banking companies, insurance agencies and companies, securities firms, brokerage firms,
financial technology firms, finance companies and other types of financial institutions. Some of our competitors are larger
financial institutions with greater resources and, as such, may have higher lending limits and may offer other services that are not
provided by us. However, we believe that the

larger financial institutions are less familiar with the markets in which we operate and typically target a different client base. We

also believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks and financial services companies.
As a result, we expect to be able to effectively compete in our markets with larger financial institutions through providing
superior client service and leveraging our knowledge and experience in providing banking products and services in our market
areas. See Item 1A. Risk Factors under the section captioned “Our future success is dependent on our ability to compete
effectively in the highly competitive banking and financial

services industry” for further discussion related to the competitive environment in which we operate.
Our primary market area consists of 21 counties in Florida, six counties in Georgia,

and one county in Alabama. Most of Florida’s
major banking concerns have a presence in Leon County,

where our main office is located.

Our Leon County deposits totaled
$1.200 billion, or 32.7% of our consolidated deposits at December 31, 2024.

The table below depicts our market share percentage within each county,

based on commercial bank deposits within the county.
Market Share as of June 30,
(1)
County 2024 2023 2022
Florida

Alachua
4.9% 5.1% 4.9%

Bay
0.2% 0.3% 0.3%

Bradford
34.3% 37.1% 34.9%

Citrus
4.3% 4.4% 4.7%

Clay
2.2% 2.4% 2.3%

Dixie
21.5% 17.5% 19.8%

Gadsden
81.8% 81.9% 82.1%

Gilchrist
41.6% 42.2% 41.2%

Gulf
11.2% 12.4% 14.8%

Hernando
5.2% 4.9% 5.0%

Jefferson
24.6% 28.3% 24.8%

Leon
15.5% 16.9% 15.4%

Levy
26.4% 26.4% 25.4%

Madison
13.5% 13.5% 14.0%

Putnam
28.3% 34.4% 26.4%

St. Johns
0.7% 0.8% 0.7%

Suwannee
6.4% 6.6% 7.0%

Taylor
73.7% 75.0% 73.8%

Wakulla
8.4% 8.4% 10.0%

Walton
0.6% 0.3% -

Washington
7.8% 9.2% 11.2%
Georgia

Bibb
3.1% 2.9% 3.2%

Cobb
0.1% 0.1% 0.0%

Gwinnett
(2)
0.0% 0.0% -

Grady
14.0% 13.8% 16.3%

Laurens
6.0% 6.7% 7.8%

Troup
5.4% 5.6% 6.4%
Alabama

Chambers
9.0% 8.6% 9.3%
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

The bank has grown significantly since its beginnings in 1895. Our commitment to fostering a culture that values our associates
across our entire footprint remains unwavering. We

have a Chief Culture Officer and a Chief Inclusion Officer

who make it a
priority to ensure our culture is maintained and associates exemplify our values.
At December 31, 2024, we had approximately 940 full-time associates and approximately 29 part-time associates. At December
31, 2024, approximately 68% of our workforce was female, 32% was male,

and approximately 21% was ethnic minorities. None
of our associates are represented by a labor union or covered by a collective bargaining agreement.
Our commitment to people and being an employer with integrity and heart has earned us numerous accolades including:

one of
the “Best Companies to Work

for in Florida” by Florida Trend for 13 consecutive

years, a “Best Bank to Work

For” by American
Bankers for 12 consecutive years and being named by Forbes in 2023 and 2024 as one of “America’s Best-in-State Banks,

a
selection made from direct consumer feedback and online reviews.
The average tenure of our associates is approximately 9.4 years, and the average tenure of our management team is 23.9 years.
Tenure statistics support

these accolades and further demonstrate that associates enjoy working for CCBG.

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

To that end, we support and encourage

associates to develop a
life-long habit of continuous learning that focuses on personal and professional development through higher education. We

offer
an educational Tuition Assistance Plan to help eligible

associates continue or begin post-high school education, develop skills, increase knowledge and aid in career development.
We have invested

in tools and capabilities that allow our team members to work remotely as appropriate.
Inclusion.
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

The Chief Inclusion Officer and the Inclusion Council, which comprises diverse associates from various levels and offices
throughout our organization, connect the company’s

diversity and inclusion initiatives with our broader business strategies.
A
diverse team produces more creative solutions, offers better client service and is vital to attracting and retaining talent—key
factors that contribute to our success. We

continue to build an inclusive culture through a variety of inclusion initiatives for
internal promotions and hiring practices.
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

Social Matters
Community Involvement.
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
We recorded

9,542 community service hours in 2024, and 10,526, and 9,508 hours in 2023 and 2022,

respectively. Additionally,
the CCBG Foundation donated approximately $0.3 million in 2024 and 2023 and approximately $0.2 million in 2022 to various
non-profit organizations in the communities we serve.

Since 2015, we have annually supported the United Way

of the Big Bend in analyzing financial information for its annual grant review process. Many of these grants are provided to low-moderate income communities in the Big Bend area.
Access, affordability,

and financial inclusion.
Our community commitment to further financial literacy in the markets we service remains an ongoing focus. In 2024, the CCBG Foundation made grants totaling

$167,000 to Community Reinvestment Act of
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

Further, we continue to originate loans under the Habitat for

Humanity loan program
and community development loans under various affordable

housing, community service, and revitalization projects.

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

We have implemented

company-wide recycling programs and have
converted exterior lighting to LED at 58 offices. Further reducing our environmental impact, our office model design is reduced from an average 5,500 square feet to 3,300 square feet. As we renovate or build new facilities, we employ energy efficient
equipment such as HVAC

systems and lighting controls in offices.

In 2022 through 2024, we made commitments for a $7 million investment in SOLCAP 2022

-1, LLC, a $7 million investment in
SOLCAP 2023-1, LLC, and an $9.1 million investment in SOLCAP 2024-1, LLC. Each of these funds were formed to make solar
tax equity investments in renewable solar energy projects and provided us with tax credits and other tax benefits. These projects will produce approximately 31,778,716 kw hours of clean power each year. The clean power produced is equivalent

to removing
approximately 21,350 metric tons of greenhouse gas emissions. We plan to continue to review these kinds of investment
opportunities as they arise.

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
entirety by reference

to such statutes and regulations.

Capital City Bank Group, Inc.
We are registered

with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding
company under the Bank Holding Company Act of 1956 (“BHC Act”) and have also elected to be a financial holding company.
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

federal regulator. Our common

stock
is registered under Section 12 of the Exchange Act, so we are subject to these rules.
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

Under Florida law,

a person or entity proposing to directly or indirectly acquire control of a Florida chartered bank must also
obtain permission from the Florida Office of Financial

Regulation (the “Florida OFR”). The Florida Statutes define “control”

as
either (i) indirectly or directly owning, controlling or having power to vote

25% or more of the voting securities of a bank; (ii)
controlling the election of a majority of directors of a bank; (iii) owning,

controlling, or having power to vote 10% or more of the
voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (iv)
as determined by the

Florida OFR. These requirements will affect us because the Bank is chartered under Florida law and
changes in control of CCBG are indirect changes in control of CCB.
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

Capital City Bank
Capital City Bank is a state-chartered commercial banking institution that is chartered by and headquartered in the State of Florida
and is subject to supervision and regulation by the Florida OFR. The Florida OFR supervises and regulates all areas of our
operations including, without limitation, the making of loans, the issuance of securities, the conduct of our corporate affairs, the
satisfaction of capital adequacy requirements, the payment of dividends,

and the establishment or closing of banking centers. We
are also a member bank of the Federal Reserve System, which makes our operations subject to broad federal regulation and
oversight by the Federal Reserve. In addition, our deposit accounts are insured by the Federal Deposit Insurance Corporation (the
”FDIC”) up to the maximum extent permitted by law,

and the FDIC has certain supervisory enforcement powers over us.

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

The bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong
internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been
identified as critical to the conduct of safe and sound banking activities and has become even more important as new
technologies, product innovation and the size and speed of financial transactions have changed the nature of banking markets. The
agencies have identified a spectrum of risks facing a banking institution including,

but not limited to, credit, market, liquidity,
operational, legal and reputational risk. A particular area of focus for regulators has been operational risk, which arises from the
potential that inadequate information systems, operational problems,

breaches in internal controls, fraud or unforeseen
catastrophes will result in unexpected losses. New products and services, third party risk management and cybersecurity are
critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is
expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk
measurement, monitoring and management information systems; and

comprehensive internal controls.
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

Florida OFR and Federal Reserve, the bank’s

board of directors may declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by
the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s
common stock then issued and outstanding. However,

a Florida state-chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income

(loss) for the preceding two years aggregates a loss or
(ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law,
regulation, order or any written agreement with the

Florida OFR or a federal regulatory agency.

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
In October 2022, the FDIC finalized a rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2
basis points beginning with the first quarterly assessment period of 2023. The increased assessment is intended to improve the
likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35%

by the statutory deadline of September 30,
2028 prescribed under the FDIC’s amended

restoration plan. In November 2023, the FDIC adopted a final rule with respect to a special assessment to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley
Bank and Signature Bank. The final rule does not apply to any banking organization with less than $5 billion in total consolidated
assets and therefore the special assessment did not directly impact the Company.
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

In 2023, the Federal Reserve, along with the FDIC and OCC, issued a joint final rule that made significant amendments to the
regulations implementing the CRA to “strengthen and modernize” those regulations, including by creating rigorous data-driven
performance tests and growing the geographic areas in which a bank’s

CRA performance may be evaluated. The final rules were
intended to achieve the following key goals, among others:

●
strengthen the achievement of the core purpose of the CRA;

●
encourage banks to expand access to credit, investment, and banking services in LMI communities;

●
adapt to changes in the banking industry,

including internet and mobile banking;

●
provide greater clarity and consistency in the application of the CRA regulations;

and

●
tailor CRA evaluations and data collection to bank size and type.

The compliance date for a majority of the rule’s

provisions is January 1, 2026. The remaining requirements, including the data
reporting requirements, will be applicable on January 1, 2027. We are planning for compliance with the final rules and continue to evaluate the impact of the final rules to our financial condition, results of operations,

and liquidity, which cannot

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

At December 31, 2024, CCB’s ratio

of construction, land development and other land loans to total risk-based capital was 78%,
its ratio of total commercial real estate loans to total risk-based capital was 212%

and, therefore, CCB was under the 100% and
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
At December 31, 2024, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these
regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings
performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

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
Banking organizations are also required to notify their primary banking regulator within 36 hours of determining that a
“computer-security incident” has materially disrupted or degraded,

or is reasonably likely to materially disrupt or degrade, the banking organization’s

ability to carry out banking operations or deliver banking products and services to a material portion of its
customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of
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

Consumer Laws and Regulations
CCB is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in
transactions with banks. These laws and regulations, among other things, mandate certain disclosures and regulate the manner in
which financial institutions must deal with clients when taking deposits or making loans to clients, provide substantive consumer
rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy
protections, prohibit unfair, deceptive and

abusive practices, restrict our ability to raise interest rates, and subject us to substantial
regulatory oversight. CCB must comply with these consumer protection laws and regulations as part of its ongoing client
relations. Violations of

applicable consumer protection laws can result in significant potential liability from litigation brought by
customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and
local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other
remedies, including regulatory sanctions, customer rescission rights,

action by the state and local attorneys general in each
jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also
result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
In addition, the Consumer Financial Protection Bureau (“CFPB”) issues regulations and standards under these federal consumer
protection laws that affect our consumer businesses. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, the regulations and standards issued by the CFPB may also impact

CCB or its subsidiaries by virtue of the adoption of the
same or similar regulations and standards by the Federal Reserve or FDIC.

These include regulations setting “ability to repay”
standards for residential mortgage loans and mortgage loan servicing and originator compensation standards, which generally
require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes
certain protections from liability under this requirement for loans that meet the requirements of the “qualified mortgage” safe
harbor. Also, the TILA-RESPA

Integrated Disclosure, or TRID, rules for mortgage closings have impacted our loan applications.
These rules, including the required loan forms, generally increased the time it takes to approve mortgage loans.
In 2022, certain members of Congress and the leadership of the CFPB expressed a heightened interest in bank consumer overdraft
protection programs. In 2022, the CFPB piloted a supervision effort to collect key metrics from some supervised institutions
regarding the consumer impact of their overdraft and non-sufficient fund practices, with the intent of using this information to identify institutions for further examination and review.

The CFPB indicated, at the time, that it intended to pursue enforcement actions against banking organizations, and their executives,

that oversee overdraft practices that were deemed to be unlawful, and indeed took action against a large bank for charging “surprise”

overdraft fees known as authorized positive fees. In October of
2022, the CFPB issued guidance to help banks avoid charging

illegal surprise overdraft fees. In addition, the Comptroller of the
Currency has identified potential options for reform of national bank overdraft protection practices, including providing a grace
period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.

In December 2024, the CFPB issued a final rule that, among other things, will require financial institutions with more than $10
billion in assets to offer overdraft protection services to

either provide customers that receive such services with loan disclosures required under the TILA and Regulation Z, or cap any charges associated with the provision of such services at $5 or an amount
that would allow the institution to cover its costs and losses with respect to the overdraft credit transaction. The CFPB’s final

rule
on overdraft credit is currently scheduled to take effect on October

1, 2025. However, the rule is subject to legal challenges

and
continued implementation of the final rule under the new leadership of the CFPB is uncertain. While this new rule would not
impose direct obligations on CCB, it would directly impact some of CCB’s competitors and therefore may influence CCB’s
policies and practices relating to overdraft protection services.

See Item 1A. Risk Factors under the section captioned “Fee revenues from overdraft protection programs constitute a significant
portion of our noninterest income and may continue to be subject to increased supervisory scrutiny” for further discussion related
to the impacts of increased scrutiny of overdraft fees on us.
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
Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), and reports filed
pursuant to Section 16, 13(d), and 13(g) of the Exchange Act are available free of charge through our website as soon as
reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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

Changes in the difference between short-term

and long-term interest rates may also harm our business. We

generally use short-
term deposits to fund longer-term assets. When interest rates change,

assets and liabilities with shorter terms reprice more quickly than those with longer terms, which could have a material adverse effect on our net interest margin. During 2022 and 2023, the
Federal Reserve raised the federal funds rate 11

times for a cumulative increase of 5.25%. In 2024, the Federal Reserve began lowering the federal funds rate and lowered it three times during the year for a cumulative decrease of 1.00%. In December 2024,
the Federal Reserve released its economic projections suggesting that it will reduce the federal funds rate twice in 2025 for a
cumulative decrease of 0.50% for the year, but

there is no guarantee that the Federal Reserve will further reduce the federal funds rate in the near-term and could maintain the rate at the current level or even increase it.

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
Inflation rose sharply at the end of 2021 and continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures
eased but remained elevated throughout 2023 and 2024. Small to medium

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
Changes in customer behavior may have a negative impact on our business, financial condition, and results of operations.
Individual,

economic,

political, industry

-specific

conditions and

other factors

outside of

our

control,

such as

fuel prices,

energy
costs,

real

estate

values,

inflation,

taxes

or

other

factors

that

affect

customer

income

levels,

could

alter

anticipated

customer
behavior,

including

borrowing,

repayment,

investment

and

deposit

practices.

Such

a

change

in

these

practices

could

materially
adversely affect

our ability

to anticipate

business needs

and meet

regulatory requirements.

Further,

difficult economic

conditions
may negatively

affect consumer

confidence levels.

A decrease in

consumer confidence

levels would

likely aggravate

the adverse
effects of these difficult market conditions

on us and our customers.
The fair value of our investments could decline which would cause a reduction in shareowners’ equity.
A portion of our investment securities portfolio (41.5%) at December 31,

2024 has been designated as available-for-sale pursuant
to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized
gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/losses. Shareowners’ equity will continue to reflect
the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a
corresponding decline in shareowners’ equity.
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
December 31, 2024 was approximately 31,390 shares. Due to the limited trading activity of our common stock, relativity small
trades may have a significant impact on the price of our common stock. Similarly,

significant sales of our common stock, or the
expectation of these sales, could cause our stock prices to fall.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact
on its market price.
The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us
and our business. We do

not have any control over securities analysts, and they may not initiate coverage or continue to cover our
common stock. If any securities analysts covering our common stock publishes an unfavorable report, our stock price would
likely decline. If one or more of analysts covering our common stock ceases to cover our Company or fails to publish regular
reports on us, the lack of research coverage and lose of visibility in the financial markets may cause our stock price or trading
volume to decline.
Credit Risks
Our loan portfolio includes loans with a higher risk of loss which could lead to higher loan losses and nonperforming assets.
We originate

commercial real estate loans, commercial loans, construction loans, vacant land loans, consumer loans, and
residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, vacant land, and
consumer loans may expose a lender to greater credit risk than traditional fixed-rate fully amortizing loans secured by residential
real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, these loan
types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the
following reasons:
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

Further,
these loans generally are more affected by adverse conditions in the economy. Because payments

on loans secured by
commercial real estate often depend upon the successful operation and management of the properties and the businesses
which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control,
such as adverse conditions in the real estate market or the economy or changes in government regulations.

At December
31, 2024, commercial mortgage loans comprised approximately 29.4%

of our total loan portfolio.

● Commercial Loans
. Repayment is generally dependent upon the successful operation of the borrower’s business. In
addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in
value based on the success of the business. At December 31, 2024, commercial loans comprised approximately 7.1% of
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

At December 31,
2024, construction loans comprised approximately 8.3% of our total loan portfolio.
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

At December 31, 2024, vacant land loans comprised
approximately 3.7% of our total loan portfolio.
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

At December 31, 2024, HELOCs comprised approximately 8.3% of our total loan portfolio.

● Consumer Loans
. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all,
with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. At
December 31, 2024, consumer loans comprised approximately 7.6%

of our total loan portfolio, with indirect auto loans
making up a majority of this portfolio at approximately 87.9% of the total balance.
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

At December 31, 2024, approximately 85.3% of our loans included real estate as a primary,

secondary, or
tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of
default by the borrower; however, the value

of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital
could be adversely affected.
Additionally, at December

31, 2024, a significant number of our loans secured by real estate are secured by commercial and residential properties located in Florida and Georgia. The

concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies
and foreclosures, which would more greatly affect us than

if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster,

such
as a hurricane, or a man-made disaster could result in a decline in loan originations,

a decline in the value or destruction of
mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We

may suffer
further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse
impact on our results of operations and financial condition.
Our concentration in loans secured by real estate

may increase our credit losses, which would negatively

affect our
financial results.

Due to the lack of diversified industry within some of the markets served by CCB and the relatively close proximity of our
geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically,
due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. At December
31, 2024, approximately 29.4% and 47.6% of our $2.652 billion loan portfolio was secured by commercial real estate and
residential real estate, respectively.

As of this same date, approximately 8.3% was secured by property under construction.

Due to
the exposure in these concentrations, disruptions in markets, economic conditions, changes in laws or regulations or other events
could cause a significant impact on the ability of borrowers to repay and may have a material adverse effect on our business,
financial condition and results of operations.
In weak economies, or in areas where real estate market conditions are distressed,

we may experience a higher than normal level
of nonperforming real estate loans. The collateral value of the portfolio and the revenue stream from those loans could come
under stress, and additional provisions for the allowance for credit losses could be necessitated. In the event we are required to
foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment,
we may be unable to recover funds in an amount equal to our projected return on our investment or in an amount sufficient to
prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of
real property. As a result,

the market value of the real estate or other collateral underlying our loans may not, at any given time, be
sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would

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
At December 31, 2024, our allowance for credit losses for loans held for investment was $29.3 million, which represented
approximately 1.10% of our total loans held for investment.

We had $6.3

million in nonaccruing loans at December 31, 2024.

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
Failures in the analytical

and forecasting models

relied upon for our

accounting estimates and risk

management processes

could have a material adverse effect on our business, financial condition, and results of operations.
The processes

we use

to estimate

our expected

credit losses and

to measure

the fair value

of financial

instruments, as

well as

the
processes used

to estimate

the effects

of changing

interest rates

and other

market measures

on our

financial condition

and results
of

operations,

depends

upon

the

use

of

analytical

and

forecasting

models.

These

models

reflect

assumptions

that

may

not

be
accurate,

particularly

in

times

of

market

stress

or

other

unforeseen

circumstances.

Even

if

these

assumptions

are

adequate,

the
models may

prove to

be inadequate

or inaccurate

because of

other flaws

in their

design or

their implementation,

including flaws
caused by failures in controls, data management, human error or from the reliance on technology.

If the models we use for interest
rate

risk

and

asset-liability

management

are

inadequate,

we

may

incur

increased

or

unexpected

losses

upon

changes

in

market
interest

rates

or

other

market

measures.

If

the

models

we

use

for

estimating

our

expected

credit

losses

are

inadequate,

the
allowance for

credit losses

may not

be sufficient

to support

future charge-offs.

If the

models we

use to

measure the

fair value

of
financial

instruments

are

inadequate,

the

fair

value

of

such

financial

instruments

may

fluctuate

unexpectedly

or

may

not
accurately reflect

what we

could realize

upon sale

or settlement

of such

financial instruments.

Any such

failure in

our analytical
or forecasting models could have a material adverse effect

on our business, financial condition, and results of operations.
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

In particular, a majority of our liabilities during 2024

were checking accounts and other liquid
deposits, which are generally payable on demand or upon short notice.

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
We have experienced

significant unrealized losses on our available-for-sale securities portfolio as a result of increases in market
interest rates. Unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income in our consolidated statements of financial condition and reduce the level of our book capital and tangible common equity.
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
Further, as a result of our failure to timely file our

Quarterly Report on Form 10-Q for the three-month period ended March 31,
2024, we are currently ineligible to file new short form registration statements on Form S-3 and, absent a waiver of the Form S-3
eligibility requirements, we are not currently permitted to use our existing registration statement on Form S-3D. If we seek to
access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences and we will be
required to use a registration statement on Form S-1 to register securities with the SEC, which would hinder our ability to act
quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of
raising capital.

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
In 2024, our Board of Directors declared four quarterly cash dividends.

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
the CCB’s retained net income for

the preceding two years and, with the approval of the Florida OFR, declare a dividend from retained net income which accrued prior to the preceding two years. The prior approval of the Federal Reserve is required if the
total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net
income for that year and its retained net income for the preceding two calendar years, less any required transfers to surplus or to
fund the retirement of preferred stock. Additional state laws generally applicable to Florida corporations and guidelines of the
Federal Reserve may also limit our ability to declare and pay dividends. Thus,

our ability to fund future dividends may be
restricted by state and federal laws and regulations.
Regulatory and Compliance Risks
We are subject to

extensive regulation, which could restrict our activities

and impose financial requirements or limitations
on the conduct of our business.

We are subject to

extensive regulation, supervision and examination by our regulators, including the Florida OFR, the Federal
Reserve, and the FDIC. Our compliance with these industry regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments,

lending and interest rates charged on loans, interest rates paid on
deposits, the fees we can charge for certain products or transactions, access to capital and brokered deposits, and locations of
banking offices. If we are unable to meet these regulatory requirements,

our financial condition, liquidity and results of operations would be materially and adversely affected.
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
Regulators have continued to focus on compliance with AMLA and BSA obligations and the rules enforced by OFAC.

If our
policies, procedures and systems are deemed deficient or the policies, procedures are deficient, we would be subject to liability,
including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans.
Our failure to comply with these laws and regulations could subject us to the loss of

FDIC insurance, reputational damage, the
revocation of our banking charter,

enforcement actions, sanctions, or other legal actions by regulatory agencies, restrictions on our
business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the
price of our securities. Changes to any new laws, rules, regulations, policies,

and supervisory guidance (including changes in
interpretation and implementation) have and could make compliance more difficult or expensive and could otherwise adversely
affect our business and financial condition.

Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to
compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived
compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not
permitted to publicly disclose these actions. Litigation challenging actions or regulations by federal or state authorities could,
depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations.

Any of the
foregoing could have a material adverse effect on our

business, financial condition, and results of operations.

In addition, we face increased regulatory scrutiny,

in the course of routine examinations and otherwise, and new regulations in
response to negative developments in the banking industry,

which may increase our cost of doing business and reduce our profitability. Among

other things, there may be increased focus by both regulators and investors on deposit composition, the level
of uninsured deposits, brokered deposits, unrealized losses in securities portfolios,

liquidity, commercial real estate loan
composition and concentrations, and capital as well as general oversight and control of the foregoing. We

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

Fee revenues from overdraft protection

programs constitute a significant portion of our noninterest income and may
continue to be subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft protection programs offered to consumers represent a
significant portion of our noninterest income. In 2024, the Company collected approximately $9.5 million in net consumer
overdraft transaction fees.

In response to increased congressional and regulatory scrutiny (See

Item 1. Business under the section captioned “Consumer
Laws and Regulations”), and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the
future, certain banking organizations have begun to modify their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees, lowering their overdraft transaction fees, and amending their payment priority policies
and procedures. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory
guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could
cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in
turn, could have an adverse effect on our financial condition and results of operations.
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

Our systems, or those of our clients, could be vulnerable to cybersecurity-related incidents, which include
breaches of information systems, attempts to access information, including customer and company information, malicious code,
computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release, or destruction
of data (including confidential customer information), account takeovers, unavailability of service, or other events. These types of
threats may derive from human error, fraud, or

malice on the part of external or internal parties or may result from accidental technological failure. Further, these types of

threats may be exacerbated by recent developments in artificial intelligence and its
increased use to produce sophisticated malware, phishing schemes, and other fraudulent activities. Any failure, interruption, or
breach in security of these systems could result in significant disruption to our operations.

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
We may be required

to spend significant capital and other resources to protect against the threat of cybersecurity-related incidents
or to alleviate problems caused by such incidents. Any failures related to upgrades and maintenance of our technology and
information systems could increase our information and system security risk. Our increased use of cloud and other technologies,
such as remote work technologies, and the increased connectivity of third parties and electronic devices to our systems also
increases our risk of being subject to a cyber-related incident. The risk of a cybersecurity

-related incident has increased as the
number, intensity,

and sophistication of attempted attacks and intrusions from around the world have increased.

A cybersecurity-
related incident or other significant disruption of our information systems or those of our customers or third-party vendors could
(i) disrupt the proper functioning of our networks and systems and therefore our operations and those of our customers; (ii) result
in the unauthorized access to, and destruction, loss, theft, misappropriation,

or release of confidential, sensitive, or otherwise
valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data

protection, and other laws,
subjecting us to additional regulatory scrutiny and exposing us to civil litigation,

enforcement actions, governmental fines, and
possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v)
harm our reputation or cause a decrease in the number of customers that choose to do business with us, damaging our ability to
generate deposits. The occurrence of any of the foregoing could have a material adverse effect on our business, financial
condition, and results of operations. Furthermore, in the event of a cyber-related incident, we may be delayed in identifying or
responding to the incident, which could increase the negative impact of the incident on our business, financial condition, and
results of operations. While we maintain “cyber” insurance coverage, which would apply in the event of certain cyber-related
incidents, the amount of coverage may not be adequate depending on the magnitude of the incident. Furthermore, because cyber-
related incidents are inherently difficult to predict and can take many forms,

some incidents may not be covered under our cyber
insurance coverage.
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
We rely on

certain external vendors to provide products and services necessary to maintain our day-to-day operations. These
third-party vendors are sources of operational, cybersecurity and informational security risk to us, including risks associated with
operational errors, coding errors, information system failures, interruptions or breaches, and unauthorized disclosures of sensitive
or confidential client or customer information. If we encounter any of these issues in connection with our external vendors, or if
we have difficulty communicating with these vendors, we

could be exposed to disruption of operations, loss of service, or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and,
in turn, our financial condition and results of operations.
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
Severe weather,

natural disasters, global climate change, widespread health emergencies

(including pandemics), acts of
terrorism and global conflicts may have a negative impact

on our business and operations.
Severe weather, natural disasters, global

climate change, widespread health emergencies (including pandemics),

acts of terrorism,
global conflicts, or other similar events have in the past, and may in the future have, a negative impact on our business and
operations. These events impact us negatively to the extent that they result in reduced capital markets activity,

lower asset price
levels, or disruptions in general economic activity in the United States or abroad,

or in financial market settlement functions. In
addition, such events could affect the stability of our deposit base,

impair the ability of borrowers to repay outstanding loans,
impair the value of collateral securing loans, cause significant property damage,

result in loss of revenue, cause us to incur
additional expenses, and impact economic growth negatively.

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
If

we

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

controls

(as

we

had
recently

discussed

in

Item

9A),

or

difficulties

encountered

in

implementation

could

cause

us

to

fail

to

meet

our

reporting
obligations,

which

could

subject

the

Company

to

litigation,

investigations,

or

breach

of

contract

claims,

require

management
resources, increase costs, negatively affect investor confidence,

and adversely impact its stock price.

Strategic Risks
Our future success is dependent on our ability to compete effectively in the highly competitive banking and financial
services industry.
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

We also compete

with other non-bank providers of financial services, such as money market mutual funds, brokerage firms,
consumer finance companies, insurance companies, governmental organizations, and non-bank financial technology providers,
including digital asset service providers. Many of our non-bank competitors are not subject to the same extensive regulations that
govern our activities. As a result, these non-bank competitors have advantages over us in providing certain services, including the
ability to offer financial products and services on more favorable terms than we are able to offer.

Technology and other

changes
have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks.
In particular, the activity of financial technology

companies has grown significantly over recent years and is expected to continue to grow. The emergence,

adoption and evolution of new technologies that do not require intermediation,

including distributed
ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the
competition for financial services.

The effect of this competition may reduce or limit our net income,

margins or our market share and may adversely affect our
results of operations and financial condition. Further,

the process of eliminating banks as intermediaries for financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those
deposits. The foregoing could have a material adverse effect on our financial condition and results of operations. Increased competition may negatively affect our earnings by creating

pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology, reducing

our market share, or
affecting the willingness of our clients to do business with us.

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
The widespread adoption and rapid evolution of emerging

technologies in the financial services industry,

including artificial
intelligence, analytic capabilities, cloud technologies, self-service digital trading platforms and automated trading markets,
internet services, and digital assets, such as central bank digital currencies,

cryptocurrencies (including stablecoins and
memecoins), tokens, and other cryptoassets that utilize blockchain and distributed ledger technology (DLT),

as well as DLT in
payment, clearing, and settlement processes creates additional risks, could negatively impact our ability to compete, and require
substantial expenditures to the extent we were to modify or adapt our existing products and services to keep pace with such new
technologies.

We may not

be timely or successful in developing or introducing new products and services, integrating new products or services
into our existing offerings, responding, managing, or adapting to changes in consumer behavior, preferences, spending,

investing
and saving habits, achieving market acceptance of our products and services,

or reducing costs in response to pressures to deliver
products and services at lower prices. There are substantial risks and uncertainties associated with these efforts, particularly in
instances where the markets are not fully developed. In developing and marketing new products and services, we invest
significant time and resources. Initial timetables for the introduction and development of new products or services may not be
achieved, and price and profitability targets may not prove

feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or
services. The Company’s, or

its third-party providers’, inability or resistance to timely innovate or adapt its operations, products, and services to evolving industry standards and consumer preferences could result in service disruptions and harm our business,
and materially and adversely affect our results of operations, financial condition, and reputation.

Furthermore, our implementation of new products, services, or technology could have unintended negative consequences,
including a significant impact on the effectiveness of

our system of internal controls. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial
condition, and results of operations.

Our directors, executive officers, and principal shareowners,

if acting together,

have substantial control over all matters
requiring shareowner approval,

including changes of control. Because Mr.

William G. Smith, Jr.

is a principal
shareowner and our Chairman, President, and Chief Executive

Officer and Chairman of CCB, he has substantial control
over all matters on a day-to-day basis.
Our directors, executive officers, and principal shareowners beneficially owned approximately 19.5% of the outstanding shares of
our common stock at December 31, 2024.

William G. Smith, Jr.,

our Chairman, President and Chief Executive Officer
beneficially owned 17.3% of our shares as of that date.

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
As a result, we are subject to supervisory regulation and examination by the

Federal Reserve. The GLBA, the Dodd-Frank Act,
the BHC Act, and other federal laws subject financial holding companies to restrictions on the types of activities in which they
may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of
laws and regulations.
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
Potential acquisitions by us, or our inability to complete acquisitions, may have a material adverse effect on our business,
financial condition, and results of operations.
We may seek to

acquire other banks, businesses, or branches, which involves various risks, including,

among other things, (i)
potential exposure to unknown or contingent liabilities of the target company;

(ii) exposure to potential asset quality issues of the
target company; (iii) potential disruption to our business; (iv) potential diversion of our management’s time

and attention; (v) the
possible loss of key employees and customers of the target

company; (vi) difficulty in estimating the value of the target company;
and (vii) potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions by financial institutions, including us, are subject to approval by a variety of regulatory agencies and, therefore,
dependent on the regulators' views at the time as to, among other things, our capital levels, quality of management, compliance
with laws, and overall condition, in addition to their assessment of a variety of other factors. Regulatory approvals could be
delayed, impeded, restrictively conditioned, or denied due to existing or new regulatory issues we have, or may have, with
regulatory agencies. We

may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities
as a result of our inability, or perceived

or anticipated inability, to obtain

regulatory approvals in a timely manner,

under
reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these and other factors
could have a material adverse effect on our business, financial condition and results of operations.
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our
tangible book value and net income per common share may occur in connection with any future transaction. Acquisitions may
also result in potential dilution to existing shareowners of our earnings per share if we issue common stock in connection with the
acquisition. Furthermore, failure to realize the expected revenue increases,

cost savings, increases in geographic or product
presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial
condition and results of operations.
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

There has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches
regarding ESG and diversity,

equity and inclusion matters. Due to divergent stakeholder

views on these matters, we are at
increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders, which
could negatively affect our business and reputation. In

addition, adverse publicity or negative information posted on social media by associates, the media or otherwise, whether or not factually correct, may adversely impact our reputation or future prospects.
Harm to our reputation may adversely and materially affect our competitive position, business prospects, and financial results.
Further, events that result in damage to our

reputation may also increase our litigation risk, increase regulatory scrutiny,

affect our
ability to attract and retain customers and employees and have other consequences that we may not be able to predict.
Tax Risks
Changes in the Federal, State or Local Tax

Laws May Negatively Impact Our Financial Performance and We

are Subject
to Examinations and Challenges by Tax

Authorities

We are subject

to federal and applicable state tax laws and regulations. Changes in these tax laws and regulations, some of which
may be retroactive to previous periods, could increase our effective tax rates and, as a result, could negatively affect our current and future financial performance. Furthermore, tax laws and regulations are often complex and require interpretation. In the
normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax
authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have
engaged. Recently,

federal and state taxing authorities have become increasingly been aggressive in challenging tax positions
taken by financial institutions. These tax positions may relate to tax compliance,

sales and use, franchise, gross receipts, payroll,
property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities
may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax
jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect

on our
business, financial condition and results of operations.

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
At December 31, 2024, Capital City Bank had 62 banking offices.

Of these locations, we lease the land, buildings, or both at 11 locations and own the land and buildings at the remaining 51. CCHL had

27 loan production offices, 26 of which were leased.

Capital City Strategic Wealth,

LLC maintained five offices, all of which were leased.

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

1,027 shareowners
of record at January 31, 2025.
The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash
dividends declared for each quarter during the past two years.

2024 2023
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Common stock price:
High

$ 40.86 $ 36.67 $ 28.58 $ 31.34 $ 32.56 $ 33.44 $ 34.16 $ 36.86
Low

33.00 26.72 25.45 26.59 26.12 28.64 28.03 28.18
Close

36.65 35.29 28.44 27.7 29.43 29.83 30.64 29.31
Cash dividends per share

0.23 0.23 0.21 0.21 0.20 0.20 0.18 0.18
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
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

Performance Graph
This performance graph compares the cumulative total shareowner return on our common stock with the cumulative total
shareowner return of the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index

for the past five years.

The graph
assumes that $100 was invested on December 31, 2019 in our common stock and each of the above indices, and that all dividends
were reinvested.

The shareowner return shown below represents past performance and should not be considered indicative of
future performance.
Period Ending
Index 12/31/19 12/31/20 12/31/21 12/31/22 12/31/23 12/31/24
Capital City Bank Group, Inc.

$ 100.00 $ 82.66 $ 90.84 $ 114.42 $ 106.25 $ 136.06
Nasdaq Composite

100.00 144.92 177.06 119.45 172.77 223.87
SNL $1B-$5B Bank Index

100.00 90.82 126.43 111.47 112.03 132.44

Item 6. Selected Financial Data
(Dollars in Thousands, Except Per Share Data) 2024 2023 2022
Interest Income $ 194,657 $ 181,068 $ 131,910
Net Interest Income 158,938 158,988 125,022
Provision for Credit Losses 4,031 9,714 7,494
Noninterest Income 75,976 71,610 75,181
Noninterest Expense (1) 165,315 157,023 151,634
Pre-Tax Loss Attributable to Noncontrolling Interests (2) 1,271 1,437 135
Net Income Attributable to Common Shareowners 52,915 52,258 33,412
Per Common Share:
Basic Net Income $ 3.12 $ 3.08 $ 1.97
Diluted Net Income 3.12 3.07 1.97
Cash Dividends Declared 0.88 0.76 0.66
Diluted Book Value 29.11 25.92 22.73
Diluted Tangible Book Value (3) 23.65 20.45 17.27
Performance Ratios:
Return on Average Assets 1.25% 1.22% 0.77%
Return on Average Equity 11.18 12.40 8.81
Net Interest Margin (FTE) 4.08 4.05 3.14
Noninterest Income as % of Operating Revenues 32.34 31.05 37.55
Efficiency Ratio 70.30 67.99 75.62
Asset Quality:
Allowance for Credit Losses ("ACL") $ 29,251 $ 29,941 $ 25,068
ACL to Loans Held for Investment ("HFI") 1.10% 1.10% 0.98%
Nonperforming Assets ("NPAs") 6,669 6,243 2,728
NPAs to Total

Assets
0.15 0.15 0.06
NPAs to Loans HFI plus OREO 0.25 0.23 0.11
ACL to Non-Performing Loans 464.14 479.70 1091.33
Net Charge-Offs to Average Loans HFI 0.21 0.18 0.18
Capital Ratios:
Tier 1 Capital 17.46% 15.37% 14.27%
Total Capital 18.64 16.57 15.30
Common Equity Tier 1 Capital 15.54 13.52 12.38
Tangible Common Equity (3) 9.51 8.26 6.65
Leverage 11.05 10.30 8.91
Equity to Assets 11.45 10.24 8.57
Dividend Pay-Out 28.21 24.76 33.50
Averages for the Year:
Loans Held for Investment $ 2,706,461 $ 2,656,394 $ 2,189,440
Earning Assets 3,897,580 3,933,800 3,989,248
Total Assets 4,234,603 4,278,686 4,332,302
Deposits 3,597,438 3,669,612 3,763,336
Shareowners’ Equity 473,216 421,482 379,290
Year

-End Balances:
Loans Held for Investment $ 2,651,550 $ 2,733,918 $ 2,547,685
Earning Assets 3,974,431 3,957,452 4,177,177
Total Assets 4,324,932 4,304,477 4,519,223
Deposits 3,671,977 3,701,822 3,939,317
Shareowners’ Equity 495,317 440,625 387,281
Other Data:
Basic Average Shares Outstanding 16,942,788 16,987,167 16,950,810
Diluted Average Shares Outstanding 16,968,623 17,022,922 16,984,740
Shareowners of Record (4) 1,027 1,080 1,124
Banking Locations (4) 63 63 59
Full-Time Equivalent Associates (5) 940 970 992
(1)

For 2023 and 2022, includes pension settlement gain of

$0.3 million and charge of $2.3 million, respectively.
(2)

Acquired 51% membership interest in Brand Mortgage Group, LLC, re-named as Capital City Home Loans,

LLC, on March 1, 2020 - fully consolidated.
(3)

Diluted tangible book value and tangible common equity

ratio are non-GAAP financial measures. For additional information, including a reconciliation to GAAP, refer

to page 42.
(4)

As of January 31st of the following year.
(5)

As of December 31, 2024.

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
Non-GAAP Reconciliation - Selected Financial Data
(Dollars in Thousands, except per share data) 2024 2023 2022
Shareowners' Equity (GAAP) $ 495,317 $ 440,625 $ 387,281
Less: Goodwill and Other Intangibles (GAAP) 92,773 92,933 93,093
Tangible Shareowners' Equity (non-GAAP) A 402,544 347,692 294,188
Total Assets (GAAP) 4,324,932 4,304,477 4,519,223
Less: Goodwill and Other Intangibles (GAAP) 92,773 92,933 93,093
Tangible Assets (non-GAAP) B $ 4,232,159 $ 4,211,544 $ 4,426,130
Tangible Common Equity Ratio (non-GAAP) A/B 9.51% 8.26% 6.65%
Actual Diluted Shares Outstanding (GAAP) C 17,018,122 17,000,758 17,039,401
Tangible Book Value

per Diluted Share (non-GAAP)
A/C 23.65 20.45 17.27

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

Overview,” “Results of Operations,”

“Financial Condition,” “Liquidity and Capital Resources,”
“Off-Balance Sheet Arrangements,” and “Accounting Policies.”

The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during
2024 compares with prior years.

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

We provide a full range of banking services, including traditional deposit and credit services, mortgage banking, asset management, trust, merchant services,

bankcards, securities brokerage services and financial
advisory services, including the sale of life insurance, risk management,

and asset protection services. The Bank has 62 banking
offices and 104 ATMs/ITMs

in Florida, Georgia and Alabama.

Through Capital City Home Loans, LLC (“CCHL”), we have 27
additional offices in the Southeast for our mortgage

banking business.

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

Strategic Initiatives
.

Our five-year strategic plan “2025 In Focus” guides

us in the areas of client experience, channel
optimization, market expansion, and culture.

As part of the strategic plan, we aim to take our brand of relationship banking to the next level, further deepen relationships within our communities, expand into new higher growth markets, diversify our revenue
sources, invest in new technology that will support the expansion of client relationships,

scale within our lines of business, and
drive higher profitability.

We have implemented

initiatives in support of the strategic plan, including the implementation of an integrated marketing software aimed at deepening client relationships,

the continuation of our comprehensive review of our
banking office network,

and expansion into new markets and further diversification of revenues by expanding our residential
mortgage banking and wealth businesses.

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

We serve an
additional 15 smaller, less competitive,

rural markets located on the outskirts of, and centered between, our larger markets where
we are positioned as a market leader.

In 7 of 12 markets in Florida and one of three Georgia markets

(excluding Northern Arc of
Atlanta markets entered into in 2022 and 2023),

we frequently rank within the top three banks in terms of deposit market share.

Furthermore, in the counties in which we operate, we maintain an 8.3% deposit market share in the Florida counties and 5.2% in
the Georgia counties (excluding Northern Arc of

Atlanta).

Our markets provide for a strong core deposit funding base, a key differentiator and driver of our profitability and franchise value.

Recent Acquisition/Expansion Activity
.

We expanded

into the Northern Arc of Atlanta, Georgia by opening full-service offices in
Marietta (Cobb County) in the fourth quarter of 2022 and Duluth (Gwinnett

County) in the second quarter of 2023.

Additionally,
we expanded our presence in the Florida Panhandle by opening a full-service office

s

in Watersound,

Florida in the first quarter of
2023, Panama City, Florida

(Lynn Haven) in the first quarter of 2024, and

Panama City, Florida (West

Bay) in the first quarter of
2025.

To expand our presence and

commitment to our Gainesville market, we opened a third full-service banking office in the
area in early 2023.

During 2022 and 2023, we hired leadership and banking teams in the Northern

Arc and Walton County

office
markets, including commercial bankers, retail delivery support, private banking,

wealth advisors, and treasury professionals.

Further, CCHL loan originators reside in the Northern

Arc and Walton County

offices.
On March 1, 2020, CCB acquired from BMGBMG, LLC (“BMG”) an initial 51% membership interest in CCHL (formerly
known as Brand Mortgage Group, LLC), which became a consolidated entity in the Company’s financial statements. As part of
the transaction, CCHL’s

operating agreement included put and call options for CCB to purchase from

BMG the remaining 49% of
CCHL’s

membership interests (the “49% Interest”).

On November 15, 2024, CCB entered into an agreement with BMG to transfer the 49% Interest to CCB, effective January 1, 2025.

BMG initiated the buyout by exercising its put option in CCHL’s operating agreement.
EXECUTIVE OVERVIEW
For 2024, net income attributable to common shareowners totaled $52.

9

million, or $3.12 per diluted share, compared to net
income of $52.3 million, or $3.07 per diluted share, for 2023, and $33.4 million, or $1.97 per diluted share, for 2022.
For 2024, the increase in net income attributable to common shareowners reflected a $5.7 million decrease in provision for credit
losses and a $4.4 million increase in noninterest income, that were partially offset by a $8.3 million increase in noninterest
expense,

a $0.9 million increase in income taxes, and a $0.1 million decrease in net interest income.

Net income attributable to
common shareowners included a $0.2 million decrease in the deduction to record the non-controlling interest in the earnings of
CCHL.

For 2023, the increase in net income attributable to common shareowners reflected a $34 million increase in net interest income
that was partially offset by a $5.4 million increase in noninterest expense

,

a $5.2 million increase in income taxes, a $3.6 million
decrease in noninterest income of $3.6 million, and a $2.2 million increase in the provision for credit losses.

Net income
attributable to common shareowners included a $1.3 million increase in the deduction to record the 49% non-controlling interest in the earnings of CCHL.

Below are Summary Highlights

of our 2024

financial performance:
Income Statement
◾
Tax-equivalent

net interest income totaled $159.2 million for 2024 compared to $159.4 million for 2023 driven by higher
yields across our earning assets, partially offset by higher deposit cost which was well controlled at 89 basis points

for the
year – net interest margin

was 4.08% for 2024 compared to 4.05% for 2023
◾
Credit quality metrics remained

strong throughout

the year – allowance coverage ratio remained stable at 1.10%

- net loan
charge-offs were 21

basis points of average loans for 2024 versus 18 basis points for 2023
◾
Noninterest income increased

$4.4 million, or 6.1%, driven by higher mortgage banking revenues and wealth management
fees

◾
Noninterest expense increased

$8.3 million, or 5.3%, primarily due to higher compensation expense reflective of higher
incentive compensation, merit raises, and higher health insurance costs

Balance Sheet
◾
Loan balances increased $50.1 million, or 1.9% (average),

and decreased $82.4 million, or 3.0% (end

of period)
◾
Deposit balances decreased $72.2

million, or 2.0% (average), and decreased $29.8 million,

or 0.8% (end of period)
◾
Tangible

book value per share increased $3.20,

or 15.6%, driven by strong earnings and favorable investment security and
pension plan accumulated other comprehensive

loss adjustments
For more detailed information, refer to the following additional sections of the MD&A “Results of Operations” and “Financial
Condition”.

RESULTS

OF OPERATIONS
A condensed earnings summary for the last three fiscal years is presented in Table 1 below:
Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share

Data)
2024 2023 2022
Interest Income $ 194,657 $ 181,068 $ 131,910
Taxable Equivalent

Adjustments
241 367 325
Total Interest Income

(FTE)
194,898 181,435 132,235
Interest Expense 35,719 22,080 6,888
Net Interest Income (FTE) 159,179 159,355 125,347
Provision for Credit Losses 4,031 9,714 7,494
Taxable Equivalent

Adjustments
241 367 325
Net Interest Income After Provision for Credit Losses 154,907 149,274 117,528
Noninterest Income 75,976 71,610 75,181
Noninterest Expense 165,315 157,023 151,634
Income Before Income Taxes 65,568 63,861 41,075
Income Tax Expense

13,924 13,040 7,798
Pre-Tax Loss Attributable

to Noncontrolling Interests
1,271 1,437 135
Net Income Attributable to Common Shareowners $ 52,915 $ 52,258 $ 33,412
Basic Net Income Per Share $ 3.12 $ 3.08 $ 1.97
Diluted Net Income Per Share $ 3.12 $ 3.07 $ 1.97
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
For 2024, our taxable equivalent net interest income totaled $159.

2

million compared to $159.4 million for 2023 and $125.3
million for 2022.

The $0.2 million, or 0.1%, decrease in 2024 was primarily attributable to higher deposit interest expense, which
was substantially offset by higher loan interest income

and to a lesser extent higher overnight funds interest income.

The $34.1
million, or 27.2%, increase in 2023

reflected loan growth and higher interest rates across a majority of our earning assets, partially
offset by higher deposit interest expense.

For 2024, our taxable equivalent interest income totaled $194.9 million compared to $181.4 million in 2023

and $132.2 million in
2022.

The $13.5 million, or 7.4%, increase in 2024 was primarily attributable to loan growth and favorable loan repricing.

The
$49.2 million, or 37.2%, increase in 2023

reflected an overall improved earning asset mix driven by loan growth, and higher interest rates on earning assets.

For 2024, interest expense totaled $35.7 million compared to $22.1 million for 2023 and $6.9 million for 2022.

The $13.6
million, or 61.5% increase in 2024

was primarily attributable to increased deposit interest expense,

including a $6.3 million
increase attributable to money market accounts, a $4.5 million increase attributable to NOW accounts, and a $3.7 million increase
attributable to certificates of deposit, all reflective of a shift in balances from noninterest bearing to interest bearing products
driven by the higher interest rate environment and clients seeking higher yield deposit products.

The $15.2 million, or 220.3%,
increase in 2023 was also driven by increased deposit interest expense,

primarily a $9.6 million increase attributable to NOW
accounts

and a $3.5 million increase attributable to money market accounts.

The increase in NOW account expense reflected
higher interest rates for our commercial accounts that have a managed rate that were increased during the year.

A shift in
balances from the noninterest bearing to NOW product also contributed to the increase.

The increase in the expense for money
market accounts reflected adjustments to our board and managed rates for this product also reflective of higher interest rates.

Our cost of interest bearing deposits was 142 basis points for 2024, 81 basis points for 2023, and 17 basis points for 2022.

Our
total cost of deposits (including noninterest bearing accounts) was 89 basis points for 2024, 48 basis points for 2023, and 9 basis points for 2022.

Our total cost of funds (interest expense/average earning assets) was 92 basis points for 2024,

56 basis points for
2023, and 17 basis points for 2022.

Our net interest margin (defined as taxable-equivalent interest income less interest expense divided by average earning assets)
was 4.08% for 2024, 4.05% for 2023, and 3.14% for 2022.

The increase in the net interest margin for 2024

and 2023 reflected a
combination of earning assets repricing at higher interest rates and an improved earning asset mix driven by loan growth, partially
offset by a higher, but well controlled

cost of deposits.

The Federal Open Market Committee decreased the Federal Funds Rate during

2024.

The Federal Funds Rate is currently in a
target range of 4.25% to 4.50%, with the Effective

Federal Funds Rate at 4.33% at December 31, 2024, and 5.33% at
December 31, 2023. Management actively manages its balance sheet mix and volume and will make loan and deposit product
pricing changes to help mitigate interest rate risk.

See section titled “Financial Condition - Market Risk and Interest Rate
Sensitivity” in Management’s Discussion

and Analysis of Financial Condition and Results of Operations for additional information regarding this risk.

Table 2
AVERAGE

BALANCES AND INTEREST RATES
2024 2023 2022
(Taxable Equivalent Basis - Dollars
in Thousands)
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
ASSETS
Loans Held for Sale $ 27,306 $ 2,776 6.72% $ 55,510 $ 3,232 5.82%
$

48,502 $ 2,175 4.49%
Loans Held for Investment (1)(2) 2,706,461 162,385 6.03 2,656,394 149,366 5.62 2,189,440 104,578 4.78
Investment Securities

Taxable Investment Securities
923,253 17,073 1.85 1,016,550 18,652 1.83 1,098,876 15,917 1.45

Tax-Exempt Investment Securities
(2) 848 37 4.34 2,199 59 2.68 2,668 54 2.03
Total Investment Securities 924,101 17,110 1.85 1,018,749 18,711 1.83 1,101,544 15,971 1.45
Fed Funds Sold & Int Bearing Dep 239,712 12,627 5.27 203,147 10,126 4.98 649,762 9,511 1.46
Total Earning Assets 3,897,580 194,898 5.00% 3,933,800 181,435 4.61% 3,989,248 132,235 3.32%
Cash & Due From Banks 73,881 75,786 76,929
Allowance for Credit Losses (29,902) (28,190) (21,688)
Other Assets 293,044 297,290 287,813
TOTAL ASSETS $ 4,234,603 $ 4,278,686 $ 4,332,302
LIABILITIES
Noninterest Bearing Deposits $ 1,336,601 $ 1,507,657 $ 1,691,132
NOW Accounts 1,183,962 16,835 1.42% 1,172,861 12,375 1.06% 1,065,838 2,799 0.26%
Money Market Accounts 400,664 9,957 2.49 299,581 3,670 1.22 283,407 203 0.07
Savings Accounts 518,869 723 0.14 592,033 598 0.10 628,313 309 0.05
Time Deposits 157,342 4,647 2.95 97,480 939 0.96 94,646 133 0.14
Total Interest Bearing Deposits 2,260,837 32,162 1.42% 2,161,955 17,582 0.81% 2,072,204 3,444 0.17%
Total Deposits 3,597,438 32,162 0.89 3,669,612 17,582 0.48 3,763,336 3,444 0.09
Repurchase Agreements 26,970 838 3.11 19,917 513 2.57 8,095 14 0.17
Short-Term Borrowings 4,882 242 4.94 24,146 1,538 6.37 32,388 1,747 5.40
Subordinated Notes Payable 52,887 2,449 4.56 52,887 2,427 4.53 52,887 1,652 3.08
Other Long-Term Borrowings 534 28 5.31 408 20 4.77 665 31 4.62
Total Interest Bearing Liabilities 2,346,110 35,719 1.52% 2,259,313 22,080 0.98% 2,166,239 6,888 0.32%
Other Liabilities 71,964 81,842 85,684
TOTAL LIABILITIES 3,754,675 3,848,812 3,943,055
Temporary Equity 6,712 8,392 9,957
TOTAL SHAREOWNERS’
EQUITY
473,216 421,482 379,290
TOTAL LIABILITIES,
TEMPORARY EQUITY AND
SHAREOWNERS’ EQUITY
$ 4,234,603 $ 4,278,686 $ 4,332,302
Interest Rate Spread 3.47% 3.63% 3.00%
Net Interest Income $ 159,179 $ 159,355 $ 125,347
Net Interest Margin (3) 4.08% 4.05% 3.14%
(1)

Average balances include net loan fees, discounts and premiums, and nonaccrual loans.

Interest income includes net loan cost of $0.7 million for 2024,

and net loan fees of $0.05 million for 2023 and $0.5

million for 2022.

(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate.
(3)

Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME

ANALYSIS
(1)
2024 vs. 2023 2023 vs. 2022
(Taxable Equivalent Basis -
Dollars in Thousands)
Increase (Decrease) Due to Change In
Increase (Decrease) Due to Change
In
Total Calendar

(3)
Volume Rate

Total Volume Rate
Earnings Assets:
Loans Held for Sale
(2)
$ (456) 9 $ (1,651) $ 1,186 $ 1,057 $ $ 315 $ 742
Loans Held for Investment (2) 13,019 409 2,406 10,204 44,788 22,304 22,484
Taxable Investment Securities (1,579) 51 (1,763) 133 2,735 (1,192) 3,927
Tax-Exempt Investment Securities (2) (22) - (36) 14 5 (10) 15
Funds Sold 2,501 28 1,795 678 615 (6,537) 7,152
Total $ 13,463 497 $ 751 $ 12,215 49,200 $ $ 14,880 $ 34,320
Interest Bearing Liabilities:
NOW Accounts $ 4,460 34 $ 83 $ 4,343 9,576 $ $ 281 $ 9,295
Money Market Accounts 6,287 10 1,228 5,049 3,467 12 3,455
Savings Accounts 125 2.00 (76) 199 289 (18) 307
Time Deposits 3,708 3 574 3,131 806 4 802
Short-Term Borrowings (971) 6 (574) (403) 290 156 134
Subordinated Notes Payable 22 7 (7) 22 775 - 775
Other Long-Term Borrowings 8 - 6 2 (11) (12) 1
Total $ 13,639 62 $ 1,234 $ 12,343 15,192 $ $ 423 $ 14,769
Changes in Net Interest Income $ (176) 435 $ (483) $ (128) $ 34,008 $ $ 14,457 $ 19,551
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
(3) Reflects one extra calendar day in 2024.
Provision for Credit Losses
For 2024, we recorded a provision for credit loss expense of $4.0 million ($5.0 million expense for loans held for investment
(“HFI”) and $1.0 million benefit for unfunded loan commitments) compared to a provision expense of $9.7 million for 2023

($9.5
million expense for loans HFI and $0.2 million expense for unfunded loan commitments), and a provision expense of $7.5 million
for 2022 ($7.4 million expense for loans HFI and $0.1 million expense for unfunded loan commitments).

The decrease in the
provision for loans HFI in 2024 was primarily due to lower new loan volume and loan balances in 2024 and favorable loan grade
migration.

The decrease in the provision for unfunded loan commitments reflected a lower level of loan commitments.

The
increased provision in 2023 was driven by loan growth.

We discuss the various

factors that have impacted our provision expense
in more detail under the heading Allowance for Credit Losses.
Noninterest Income
For 2024, noninterest income totaled $76.0 million, a $4.4 million, or 6.1%

,

increase over 2023, primarily attributable to a $3.9
million increase in mortgage banking revenues and a $2.8 million increase in wealth management fees, partially offset by a $2.2
million decrease in other income.

The increase in mortgage banking revenues was due to a higher gain on sale margin.

The
increase in wealth management fees was primarily driven by higher retail brokerage fees and to a lesser extent trust fees,
primarily attributable to both new account growth and higher account values driven by higher market returns.

The decrease in
other income was primarily attributable to a $1.4 million gain from the sale of mortgage servicing rights in 2023, and to a lesser
extent a decrease in vendor bonus income and miscellaneous income.

For 2023, noninterest income totaled $71.6 million, a $3.6 million, or 4.7%,

decrease from 2022 and reflected decreases in wealth
management fees of $1.7 million, mortgage banking revenues of $1.5 million, deposit fees of $0.8 million, and bank card fees of
$0.5 million, partially offset by a $0.9 million increase in other

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

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 32.34% in 2024,
31.05% in 2023, and 37.55% in 2022.

The variance in 2024 was primarily attributable to higher mortgage banking revenues and wealth management fees.

The variances

for both 2023 and 2022 reflected strong growth in net interest income and lower mortgage banking revenues.

The table below reflects the major components of noninterest income.
Table 4
NONINTEREST INCOME
(Dollars in Thousands) 2024 2023 2022
Deposit Fees $ 21,346 $ 21,325 $ 22,121
Bank Card Fees 14,707 14,918 15,401
Wealth Management

Fees
19,113 16,337 18,059
Mortgage Banking Revenues 14,343 10,400 11,909
Other 6,467 8,630 7,691
Total Noninterest

Income
$ 75,976 $ 71,610 $ 75,181
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

For 2024, deposit fees (service charge fees, insufficient

fund/overdraft fees, and business account analysis fees)
totaled $21.3 million compared to $21.3 million in 2023

and $22.1 million in 2022.

Deposit fees for 2024 reflected a $0.2 million
increase in commercial account analysis fees that was offset by a $0.2 million decrease in overdraft fees.

A lower earnings credit
rate and increased transaction volume drove the increase in commercial account analysis fees and the decrease in overdraft fees
generally reflected lower consumer spend.

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

Bank Card Fees
.

Bank card fees totaled $14.7 million in 2024 compared to $14.9 million in 2023 and $15.4 million in 2022.

The
decreases

in 2024 and 2023 were generally due to lower card volume reflective of overall slower consumer spending.

Wealth

Management Fees
.

Wealth management fees

including both trust fees (i.e., managed accounts and trusts/estates) and retail brokerage fees (i.e., investment, insurance products, and retirement accounts) totaled $19.1 million in 2024

compared to
$16.3 million in 2023 and $18.1 million in 2022.

The increase in 2024 was attributable to a $2.1 million increase in retail brokerage fees and a $0.9 million increase in trust fees, that were partially offset by a $0.3 million decrease in insurance
commission revenue.

The increase in retail brokerage fees was driven by increased fixed income and annuity product sales and
new account growth, and the increase in trust fees reflected new account growth

,

higher account values reflective of improved
market returns, and a mid-year fee increase.

The decrease in 2023 reflected lower insurance revenues of $2.7 million that was partially offset by a $0.5 million decrease in trust fees and $0.5 million decrease in retail brokerage fees.

The sale of large
policies in 2022 drove the decline in insurance revenues.

At December 31, 2024, total assets under management (“AUM”) were approximately $3.049 billion compared to $2.588 billion

at December 31, 2023 and $2.273 billion at December 31, 2022.

The
increases

in AUM in 2024 and 2023 reflected a combination of new account growth and higher account values due to improved
market returns.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $14.3 million in 2024 compared to $10.4 million in 2023 and
$11.9 million in 2022.

The increase in 2024 was attributable to a higher gain on sale margin which reflected a higher percentage
of secondary market/mandatory delivery loan sales.

The decrease in 2023 was primarily driven by lower production volume reflective of the rapid increase in interest rates and lower market driven gain on sale margins which were under pressure in 2023.

We provide

a detailed overview of our mortgage banking operation, including a detailed break-down of mortgage banking
revenues, mortgage servicing activity,

and warehouse funding within Note 4 - Mortgage Banking Activities in the

Notes to
Consolidated Financial Statements.

Other
.

Other noninterest income totaled $6.5 million in 2024 compared to $8.6 million in 2023 and $7.7 million in 2022.

The
decrease in 2024 was primarily attributable to a $1.4 million gain from the sale of mortgage servicing rights realized in 2023, and
to a lesser extent a decrease in vendor bonus income and miscellaneous income.

The $0.9 million increase in 2023 was due to a
$1.4 million gain from the sale of mortgage servicing rights that was partially offset by lower loan servicing income which
reflected the aforementioned sale.

Noninterest Expense
For 2024, noninterest expense totaled $165.3 million, a $8.3 million,

or 5.3%, increase over 2023, primarily attributable to
increases in compensation expense of $6.9 million, occupancy expense of

$0.3 million, and other expense of $1.1 million.

The
increase in compensation reflected a $5.3 million increase in salary expense and a $1.6 million increase in other associate benefit
expense.

The increase in salary expense was primarily due to a decrease of $3.1 million in realized loan cost (credit offset to
salary expense - lower new loan volume in 2024), a $2.2 million increase in base salary expense (primarily annual merit raises),
and a $1.2 million increase in cash incentive compensation that were partially offset by a decrease of $1.4 million in commission expense (lower residential mortgage volume).

The unfavorable variance in other associate benefit expense was due to a $0.9 million increase in associate insurance cost and a $0.6 million increase in stock compensation expense.

The increase in
occupancy expense was attributable to increases in software license and maintenance agreement expenses.

The increase in other
expense was driven by a $1.1 million increase in other real estate expense and a $1.4 million increase in processing expense that
were partially offset by a $1.4 million decrease in miscellaneous expense.

The increase in other real estate expense reflected a
lower level of gains from the sale of banking offices in 2024.

The increase in processing expense reflected both inflationary increases on contract renewals and the outsourcing of our core processing system.

The decrease in miscellaneous expense was
attributable to lower pension plan expense for the non-service related component of the plan.

For 2023, noninterest expense totaled $157.0 million, a $5.4 million,

or 3.5%, increase over 2022 and reflected increases in
occupancy expense of $3.1 million and compensation expense of $2.3 million.

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

The increase in salary expense was primarily due to a $3.6 million increase in base salaries (primarily the addition of staffing in new markets and annual merit),

a $3.0 million decrease in realized cost (credit offset to salary expense -
lower new residential loan originations in 2023), and a $1.2 million increase in incentive expense that were partially offset by a
$3.3 million decrease in commission expense (lower residential loan originations and insurance policy sales in 2023).

The
decrease in associate benefit expense reflected a $2.9 million decrease in pension plan service cost expense that was partially
offset by a $0.5 million increase in associate insurance expense (higher premiums).

The net variance in other expense was
primarily due to a $1.6 million decrease in other real estate expense (gain from the sale of a banking office in 2023) and a $1.2
million decrease in miscellaneous expense (lower mortgage servicing asset amortization of $1.0 million due to mid-2023 sale of
servicing rights).

Further, there was no pension settlement expense

in 2023 whereas we realized $2.3 million in total pension
settlement expense in 2022.

These favorable variances were partially offset by increases in pension

– other expense (non-service
component) of $3.0 million, professional fees of $0.8 million (one

-time consulting expense related to our core processor
outsourcing contract negotiation),

insurance – other (FDIC insurance fees) of $0.7 million, processing fees of $0.

5

million, and
legal fees of $0.3 million.

For comparison purposes, the service cost component of our pension plan expense is reflected in
associate benefit expense and the non-service component plus any settlement expenses are reflected in other expense.

For 2023,
our total pension expense was $3.3 million compared to $5.7 million in

2022 which included $2.3 million in pension settlement
expense due to a higher level of retirements.

Our operating efficiency ratio (expressed as noninterest

expense as a percent of taxable equivalent net interest income plus noninterest income) was 70.30%, 67.99% and 75.62% in 2024, 2023 and 2022,

respectively. The increase

in this metric for 2024
was attributable to a higher level of noninterest expense and the decrease in this metric for 2023

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

Table 5
NONINTEREST EXPENSE
(Dollars in Thousands) 2024 2023 2022
Salaries $ 84,639 $ 79,278 $ 74,590
Associate Benefits 16,082 14,509 16,929
Total Compensation 100,721 93,787 91,519
Premises 12,593 13,033 11,184
Equipment 15,389 14,627 13,390
Total Occupancy,

net
27,982 27,660 24,574
Legal Fees 1,724 1,721 1,413
Professional Fees 6,311 6,245 5,437
Processing Services 8,411 6,984 6,534
Advertising 3,111 3,349 3,208
Travel and Entertainment 1,795 1,896 1,815
Telephone 2,857 2,729 2,851
Insurance – Other 3,137 3,120 2,409
Pension - Other (1,675) 76 (3,043)
Pension Settlement (Gain) Charge - (291) 2,321
Other Real Estate, Net (868) (1,969) (337)
Miscellaneous 11,809 11,716 12,933
Total Other Expense 36,612 35,576 35,541
Total Noninterest

Expense
$ 165,315 $ 157,023 $ 151,634
Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $100.7 million in 2024 compared to $93.8 million in 2023, and $91.5 million in
2022.

For 2024, the $6.9 million, or 7.4%, net increase reflected a $5.3 million increase in salary expense and a $1.6 million
increase in associate benefit expense.

The increase in salary expense was primarily due to a $3.1 million decrease in realized loan cost which is a credit offset to salary expense and reflected lower new loan volume and a $2.2 million increase in base salary expense,

primarily annual merit raises, which were partially offset by a $1.4 million decrease in commission expense driven by
lower residential mortgage volume.

The unfavorable variance in other associate benefit expense was due to a $0.9 million increase in associate insurance cost due to higher health insurance cost and a $0.6 million increase in stock compensation expense
attributable to a higher incentive pay-out.

For 2023, the $2.3 million, or 2.5%, net increase reflected an increase in salary expense of $4.7 million that was partially offset by
a decrease in associate benefit expense of $2.4 million.

The increase in salary expense was primarily due to a $3.6 million increase in base salaries, primarily the addition of staffing in new markets and annual merit, a $3.0 million decrease in realized cost, and a $1.2 million increase in incentive expense, that were partially offset by a $3.3 million decrease in commission expense
which reflected lower residential loan originations and insurance policy sales in 2023.

The decrease in associate benefit expense
reflected a $2.9 million decrease in pension plan service cost expense that was partially offset by a $0.5 million increase in
associate insurance expense attributable to higher premiums.

Occupancy
.

Occupancy expense (including premises and equipment) totaled $28.0 million for 2024

compared to $27.7 million
for 2023, and $24.5 million for 2022.

For 2024, the $0.3 million, or 1.2%, increase was attributable to an increase in maintenance agreement expense, primarily for security upgrades and addition of interactive teller machines.

For 2023, the $3.1 million, or 12.6%, increase was primarily driven by the addition of four new banking offices in mid-to-late
2022 and early 2023, and, to a lesser extent higher expense for property insurance

(increased premiums) and maintenance
agreements (network and security upgrades).

Other
.

Other noninterest expense totaled $36.6 million in 2024 compared to $35.6 million in 2023

and $35.5 million in 2022.

For 2024, the $1.0 million variance in other expense was driven by a $1.1 million increase in other real estate expense and a $1.4
million increase in processing expense that were partially offset by a $1.4 million decrease in miscellaneous expense.

The
increase in other real estate expense reflected a lower level of gains from the sale of banking offices in 2024.

The increase in
processing expense reflected both inflationary increases on contract renewals and the outsourcing of our core processing system.

The decrease in miscellaneous expense was attributable to lower pension plan expense for the non-service related component of
the plan.

For 2023, the $0.1 million variance in other expense was primarily due to a $1.6 million decrease in other real estate expense
(gain from the sale of a banking office in 2023) and a $1.2 million decrease in miscellaneous expense (lower mortgage servicing
asset amortization of $1.0 million due to mid-2023 sale of servicing rights).

Further, there was no pension settlement expense in
2023 whereas we realized $2.3 million in total pension settlement expense in

2022.

These favorable variances were partially
offset by increases in pension – other expense (non-service

component) of $2.8 million, professional fees of $0.8 million (one-
time consulting expense related to our core processor outsourcing contract negotiation),

insurance – other (FDIC insurance fees)
of $0.7 million, processing fees of $0.5 million, and legal fees of $0.3 million.

Income Taxes
For 2024, we realized income tax expense of $13.9 million (effective rate of 21.2%) compared to $13.0 million (effective rate of
20.4%) for 2023 and $7.8 million (effective rate of 19.0%)

for 2022.

The increase in our effective tax rate in 2024 was primarily attributable to a higher than projected Internal Revenue Code Section 162(m)

limitation related to current and future
compensation and lower tax-exempt interest income.

The increase in our effective tax rate in 2023 was attributable to a higher level of consolidated income.

The effective rate was further increased due to a lower level of pre-tax income from CCHL, in
relation to our consolidated income as the non-controlling interest adjustment for CCHL is accounted for as a permanent tax
adjustment.

However, these increases were offset

by additional solar tax credits earned in 2023.
Absent discrete items or new tax credit investments, we expect our annual effective tax rate to approximate 24% for 2025.
FINANCIAL CONDITION
Average assets totaled

approximately $4.235 billion for 2024, a decrease of $44.1

million, or 1.0%, from 2023.

Average earning
assets were approximately $3.898 billion for 2024, a decrease of $36.2 million,

or 0.9%, from 2023.

Compared to 2023, the
change in earning assets was primarily attributable to a $94.6 million decrease in investment securities that was partially offset by a $50.1 million increase in loans HFI.

We discuss these variances

in more detail below.
Table 2 provides

information on average balances and rates, Table

3 provides an analysis of rate and volume variances and Table
6 highlights the changing mix of our interest earning assets over the last three fiscal years.
Loans
For 2024, average loans HFI increased $50.1 million, or 1.9%, compared to an increase of $467.0 million, or 21.3%, in 2023.
Compared to 2023, the growth in average loans was primarily driven by increases in residential real estate loans of $146.6 million and to a lesser degree, commercial mortgage real estate loans of $7.2 million,

and HELOCs of $7.7 million, partially offset by
declines in other loan categories, with the largest decline occurring in consumer,

primarily indirect auto loans, with a decrease of
$63.4 million.
Total loans HFI at December

31, 2024 totaled $2.652 billion, an $82.4 million decrease from December

31, 2023

that was largely
attributable to decreases in consumer,

primarily indirect auto loans of $72.8 million, commercial mortgage real estate loans of
$46.4 million, and commercial loans of $36.0 million, partially offset by increases in residential real estate loans of $38.3 million, construction real estate loans of $23.9 million, and HELOCs of $9.1 million.

During 2024, indirect auto balances declined
gradually as we focused on reducing exposure to this loan segment which totaled $175.1 million at December 31, 2024 and
$248.0 million at December 31, 2023.
As part of our overall strategy,

we will originate 1-4 family real estate secured adjustable-rate loans through

CCHL, which
provides us a larger pool of loan origination opportunities,

and in large part drove the aforementioned growth

in residential real
estate loans.

This loan volume can vary according to the direction of residential mortgage interest rates, and we expect that this
volume will remain relatively stable compared to 2024.

Expansion into the Northern Arc of Atlanta, Georgia (Cobb and

Gwinnett Counties) and Walton

County, Florida drove
incremental loan growth of approximately $34 million in 2024.
In 2024, average loans held for sale (“HFS”) decreased $28.2 million,

or 50.8%, from 2023.

Loans HFI and HFS as a percentage
of average earning assets increased to 70.1% in 2024 compared to

68.9% in 2023, primarily attributable to growth in loans HFI.

Table 6
SOURCES OF EARNING ASSET GROWTH
2023 to Percentage Components of
2024 of Total
Average

Earning Assets
(Average Balances – Dollars In Thousands) Change Change 2024 2023 2022
Loans:
Loans HFS $ (28,204) (77.9) % 0.7% 1.4% 1.2%
Loans HFI:
Commercial, Financial, and Agricultural (25,337) (70.0) 5.3 5.9 6.0
Real Estate – Construction (21,849) (60.3) 5.3 5.8 5.4
Real Estate – Commercial Mortgage 7,167 19.8 21.0 20.7 17.6
Real Estate – Residential 144,028 397.6 26.3 22.5 12.3
Real Estate – Home Equity 7,723 21.3 5.5 5.2 4.9
Consumer (61,665) (170.3) 6.0 7.6 8.7
Total HFI Loans 50,067 138.2 69.4 67.7 54.9
Total Loans HFS and

HFI
$ 21,863 60.3 70.1 69.1 56.1%
Investment Securities:
Taxable $ (93,297) (257.6) % 23.7% 25.8% 27.5%
Tax-Exempt (1,351) (3.7) - 0.1 0.1
Total Securities $ (94,648) (261.3) % 23.7% 25.9% 27.6%
Federal Funds Sold and Interest Bearing Deposits 36,565 101.0 6.2 5.0 16.3
Total Earning Assets $ (36,220) 100% 100% 100% 100%
Our average total loans (HFS and HFI)-to-deposit ratio was 76.0%

in 2024, 73.9% in 2023, and 59.5% in 2022.

The composition of our HFI loan portfolio at December 31 for each of the past three years is shown in Table

7.

Table 8 arrays
our HFI loan portfolio at December 31, 2024, by maturity period.

As a percentage of the HFI loan portfolio, loans with fixed
interest rates represented 25.3% at December 31, 2024 compared to 29.1% at December

31, 2023.

Higher residential real estate
adjustable-rate loan balances and lower commercial real estate mortgage adjustable-rate loan balances at December 31, 2024
drove the decrease in the percentage.

Table 7
LOANS HFI BY CATEGORY
(Dollars in Thousands) 2024 2023 2022
Commercial, Financial and Agricultural $ 189,208 $ 225,190 $ 247,362
Real Estate – Construction 219,994 196,091 234,519
Real Estate – Commercial Mortgage 779,095 825,456 782,557
Real Estate – Residential 1,042,504 1,004,219 749,513
Real Estate – Home Equity 220,064 210,920 208,217
Consumer 200,685 272,042 325,517
Total Loans HFI, Net

of Unearned Income
$ 2,651,550 $ 2,733,918 $ 2,547,685

Table 8
LOANS HFI MATURITIES
Maturity Periods
(Dollars in Thousands)
One Year

or Less
Over One
Through
Five Years

Five
Through
Fifteen
Years
Over
Fifteen
Years Total
Commercial, Financial and Agricultural $ 26,853 $ 125,574 $ 33,748 $ 3,033 $ 189,208
Real Estate – Construction 133,469 56,927 2,187 27,411 219,994
Real Estate – Commercial Mortgage 52,388 110,989 330,684 285,034 779,095
Real Estate – Residential 26,847 17,967 124,374 873,316 1,042,504
Real Estate – Home Equity 1,667 9,244 45,964 163,189 220,064
Consumer (1) 5,796 154,291 40,316 282 200,685
Total $ 247,020 $ 474,992 $ 577,273 $ 1,352,265 $ 2,651,550
Total Loans HFI with

Fixed Rates
$ 96,292 $ 354,785 $ 177,610 $ 43,366 $ 672,053
Total Loans HFI with

Floating or Adjustable-Rates
150,728 120,207 399,663 1,308,899 1,979,497
Total $ 247,020 $ 474,992 $ 577,273 $ 1,352,265 $ 2,651,550
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

Held for Investment and Allowance for Credit Losses.
Nonperforming assets (nonaccrual loans and other real estate) totaled $6.7 million at December 31, 2024 compared to $6.2
million at December 31, 2023.

At December 31, 2024 and December 31, 2023, nonperforming assets as a percent of total assets
equaled 0.15%.

Nonaccrual loans totaled $6.3 million at December 31, 2024, a $0.1 million increase over

December 31, 2023.

Further, classified loans totaled $19.9 million at December

31, 2024, a $2.3 million decrease from December 31, 2023.
Table 9
CREDIT QUALITY
(Dollars in Thousands) 2024 2023 2022
Nonaccruing Loans:
Commercial, Financial and Agricultural $ 37 $ 311 $ 41
Real Estate – Construction - 322 17
Real Estate – Commercial Mortgage 566 909 645
Real Estate – Residential 3,127 2,990 239
Real Estate – Home Equity 1,782 999 771
Consumer 790 711 584
Total Nonaccruing

Loans
6,302 6,242 2,297
Other Real Estate Owned 367 1 431
Total Nonperforming

Assets
$ 6,669 $ 6,243 $ 2,728
Past Due Loans 30 – 89 Days $ 4,311 $ 6,855 $ 7,829
Classified Loans $ 19,896 $ 22,203 $ 19,342
Nonaccruing Loans/Loans 0.24% 0.23% 0.09%
Nonperforming Assets/Total

Assets
0.15 0.15 0.06
Nonperforming Assets/Loans Plus OREO 0.25 0.23 0.11
Allowance/Nonaccruing Loans 464.14% 479.70% 1091.33%

Nonaccrual Loans
.

Nonaccrual loans totaled $6.3 million at December 31, 2024, a $0.1 million increase over December 31,
2023.

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

If interest on our loans classified
as nonaccrual during 2024 had been recognized on a fully accruing basis,

we would have recorded an additional $0.3 million of
interest income for the year ended December 31, 2024.
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
OREO totaled $0.4 million at December 31, 2024 versus $1,000 at December 31, 2023.

During 2024, we added properties
totaling $1.0 million and sold properties totaling $0.6 million.

For 2023, we added properties totaling $1.5 million and sold properties totaling $1.9 million.
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

At December 31, 2024, we maintained one
loan for $0.3 million that we modified due to the borrower experiencing financial difficulty.

Past Due Loans
.

A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days
past due.

Past due loans at December 31, 2024 totaled $4.3 million compared to $6.9 million at December 31, 2023.

Indirect
auto loans represented a large portion of the past due balances representing

56% and 76%, respectively,

of the total dollars past
due at December 31, 2024 and December 31, 2023, respectively.

Potential Problem Loans
.

Potential problem loans are defined as those loans which are now current but where management has
doubt as to the borrower’s ability to comply with present

loan repayment terms.

At December 31, 2024, we had $2.8 million in
loans of this type which were not included in either of the nonaccrual or

90 days past due loan categories compared to $3.4
million at December 31, 2023.

Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations
.

Loan concentrations exist when there are amounts loaned to multiple borrowers engaged in similar
activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of our total
loans.

Due to the lack of diversified industry within our markets and the relatively close proximity of the markets, we have both
geographic concentrations as well as concentrations in the types of loans funded.

Specifically, due to the nature of our markets,

a
significant portion of our HFI loan portfolio has historically been secured with real estate, approximately 85% at December 31,
2024 and 82% at December 31, 2023, with the increase driven by lower loan volume in 2024 for commercial and consumer
(indirect auto) loans and a higher volume of 1-4 family residential real estate loans originated in 2023 in comparison to other loan
types.

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

This compares to our legal lending limit of approximately
$101 million.
The following table summarizes our real estate loan category as segregated by the type of property.

Property type concentrations
are stated as a percentage of total real estate loans at December 31.

Table 10
REAL ESTATE

LOANS BY PROPERTY TYPE
2024 2023
(Dollars in Thousands)
Investor Real
Estate
Owner
Occupied

Real Estate
Investor Real
Estate
Owner
Occupied

Real Estate
Vacant

Land, Construction, and Land
Development
$ 317,881 14.1% - - $ 294,751 13.3% - -
Improved Property 542,858 24.2
$
1,386,912 61.7% 604,993 27.2
$
1,333,981 59.5%
$ 860,739 38.3% 61.7% $ 899,744 40.5% 59.5%
A major portion of our real estate loan segment is centered in the owner occupied category which carries a lower risk of non-
collection than certain segments of the investor category.

The owner occupied category was approximately 62% of total real estate loans at December 31, 2024 and 60% of total real estate loans at December 31, 2023.

Further, investor real estate totaled
38% and 41% of total real estate loans at December 31, 2024 and December

31, 2023, respectively.

The table below further segments the investor real estate category for improved property.
Table 11
REAL ESTATE

LOANS IMPROVED PROPERTY
DISTRIBUTION
(Dollars in Thousands) 2024 2023
Hotel/Motel $ 74,400 13.7% $ 83,108 13.7%
Gas Station/C-Store
7,628 1.4 9,640 1.6
Industrial/Warehouse
30,427 5.6 31,710 5.3
Multi-Family
49,295 9.1 72,677 12.0
Office
45,541 8.4 49,245 8.1
Retail & Shopping Centers
116,402 21.4 119,873 19.8
Commercial Condos
867 0.2 2,204 0.4
Other
32,022 5.9 35,766 5.9
Total Improved

Property
356,582 65.7 404,223 66.8
Non-Owner Occupied 1-4 Residential $
186,276 34.3% $ 200,770 33.2%
Total Investor

Real Estate Improved Property
$ 542,858 100
%
$ 604,993 100
%
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

At December 31, 2024, the allowance for credit losses for HFI loans totaled

$29.2 million compared to $29.9 million at December
31, 2023 and $25.1 million at December 31, 2022.

The $0.7 million decrease in the allowance in 2024 reflected a credit loss provision of $5.0 million and net loan charge-offs

of $5.7 million.

The $4.8 million increase in the allowance in 2023 reflected a credit loss provision of $9.6 million and net loan charge

-offs of $4.7 million.

The decrease in the allowance in 2024 was
primarily attributable to lower new loan volume and loan balances and favorable loan migration.

The increase in the allowance in
2023 was primarily attributable to incremental allowance related to loan growth,

primarily residential real estate, and slower
prepayment speeds (due to higher interest rates).

For 2024, we realized net loan charge-offs

of $5.7 million, or 0.21%, of average HFI loans, compared to net loan charge

-offs of
$4.7 million, or 0.18%, for 2023, and net loan recoveries of $3.9 million, or 0.18%, for 2022.

Consumer (indirect auto) net loan
charge-offs represented 62%, 76%, and

43% of total net loan charge-offs for the same respective

years.

Further, indirect auto net
loan charge-offs represented approximately

1.68% of average indirect auto loans in 2024, 1.31% in 2023, and 0.53% in 2022

.

Beginning in 2022 we began reducing our exposure to this loan segment.

At December 31, 2024, the allowance for credit losses represented 1.10%

of HFI loans and provided coverage of 464% of
nonperforming loans compared to 1.10% and 480%, respectively,

at December 31, 2023 and 0.98% and 1,091%, respectively,

at
December 31, 2022.
Table 11

further segments the allocation of allowance for credit losses at December 31 for each of the last three fiscal years.
Table 11
ALLOCATION OF

ALLOWANCE

FOR CREDIT LOSSES
2024 2023 2022
(Dollars in Thousands)
ACL
Amount
Percent of
Loans to
Total

Loans
ACL
Amount
Percent of
Loans to
Total

Loans
ACL
Amount
Percent of
Loans to
Total

Loans
Commercial, Financial and Agricultural
$ 1,514 7.1% $ 1,482 8.2% $ 1,506 9.7%
Real Estate:
Construction 2,384 8.3 2,502 7.2 2,654 9.2
Commercial 5,867 29.4 5,782 30.2 4,815 30.7
Residential 14,568 39.3 15,056 36.7 10,741 29.4
Home Equity
1,952 8.3 1,818 7.7 1,864 8.2
Consumer 2,966 7.6 3,301 10.0 3,488 12.8

Total
$ 29,251 100% $ 29,941 100% $ 25,068 100%
Investment Securities
Our average investment portfolio balance was $924 million

in 2024, $1.019 billion in 2023, and $1.102 billion in 2022.

As a
percentage of average earning assets, our investment portfolio represented 23.7% in 2024, compared to 25.9% in 2023,

and 27.6%
in 2022.

For both year-over-year comparisons, the decline in the investment portfolio was attributable to a portion of our
investment cash flow not being reinvested to support loan growth.

In, 2025, we plan to reinvest cash flow from the investment
portfolio as appropriate given loan demand and other liquidity management strategies.

For 2024, average taxable investments decreased $93.3 million, or 9.2%,

while tax-exempt investments decreased $1.4 million, or
61.4%.

Both taxable and non-taxable bonds decreased as part of our overall investment strategy to allow a majority of our
investments to run off in order to fund loan growth.

At December 31, 2024, municipal securities (taxable and non-taxable)
comprised 4.0% of the portfolio.

Our investment portfolio is a significant component of our operations and, as such,

it functions as a key element of liquidity and
asset/liability management.

Two types of classifications are approved

for investment securities which are Available

-for-Sale
(“AFS”) and Held-to-Maturity (“HTM”).

For 2024

and 2023, we maintained securities under both the AFS and HTM designations.

At December 31, 2024, $403.3 million, or 41.5%, of our investment portfolio was classified as AFS, with $567.2
million, or 58.3%, classified as HTM, and $2.4 million, or 0.2%, classified as equity securities.

At December 31, 2023, $337.9
million, or 35.1%, of our investment portfolio was classified as AFS, with $625.0 million, or 64.7%, classified as HTM and $3.5
million, or 0.2%, classified as equity securities.

In the third quarter of 2022, U.S. Treasury obligations

totaling $168.4 million
with unrealized losses of $9.4 million were transferred from AFS to HTM.

At December 31, 2024, $1.3 million was remaining in
unrealized losses for these securities.
Table 12 provides

the composition of our investment securities portfolio at December 31 for each of the last three fiscal years.
Table 12
INVESTMENT SECURITIES COMPOSITION
2024 2023 2022
(Dollars in Thousands)
Carrying
Amount Percent
Carrying
Amount Percent
Carrying
Amount Percent
Available for

Sale
U.S. Government Treasury $ 105,801 10.9% $ 24,679 2.6% $ 22,050 2.1%
U.S. Government Agency 143,127 14.8 145,034 15.0 186,052 17.3
States and Political Subdivisions 39,382 4.0 39,083 4.0 40,329 3.8
Mortgage-Backed Securities 55,477 5.7 63,303 6.6 69,405 6.5
Corporate Debt Securities 51,462 5.3 57,552 6.0 88,236 8.2
Other Securities 8,096 0.8 8,251 0.9 7,222 0.6
Total

403,345 41.5 337,902 35.1 413,294 38.5
Held to Maturity
U.S. Government Treasury 368,005 37.8 457,681 47.4 457,374 42.6
Mortgage-Backed Securities 199,150 20.5 167,341 17.3 203,370 18.9
Total 567,155 58.3 625,022 64.7 660,744 61.5
Other Equity Securities 2,399 0.2 3,450 0.2 10 -
Total Investment

Securities
$ 972,899 100% $ 966,374 100% $ 1,074,048 100%
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
At December 31, 2024, there were 856 positions (combined AFS and HTM)

with pre-tax unrealized losses totaling $48.4 million.

The Government National Mortgage Association mortgage-backed securities, U.S. Treasuries, and SBA securities held carry

the
full faith and credit guarantee of the U.S. Government and are deemed to be 0% risk-weighted assets.

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

At December 31,
2024, 48 corporate bond positions had a total allowance for credit loss of $64,000 and 31 municipal bond positions had a total
allowance for credit loss of $3,000.

All of these positions maintain an overall rating of at least “BBB+”, and all are expected to
mature at par.

The average maturity of our investment portfolio at December 31,

2024 was 2.54 years, with a duration of 2.19 compared to 2.91 years and 2.53, respectively,

at December 31, 2023. The average life of our investment portfolio decreased primarily due to the
natural aging of the portfolio in conjunction with a portion of the cash flow from the investment portfolio not being reinvested in
order to fund loan growth.

The weighted average taxable equivalent yield of our investment portfolio at December 31, 2024 was 2.41% versus 2.02% in
2023.

This increase in yield reflected a favorable reinvestment rate on securities purchased in 2024. Our bond portfolio contained
no investments in obligations, other than U.S. Governments, of any state, municipality,

political subdivision, or any other issuer
that exceeded 10% of our shareowners’ equity at December 31, 2024.

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
Thousands) Amount WAY (3) Amount WAY (3) Amount WAY (3) Amount WAY (3) Amount WAY (3)
Available for

Sale
U.S. Government
Treasury
$ 11,776 1.73% $ 94,025 3.80% $ - - % $ - - % $ 105,801 3.65%
U.S. Government
Agency
15,894 0.98 114,961 3.06 12,272 5.41 - - 143,127 3.03
States and Political
Subdivisions
6,463 0.92 23,248 1.51 9,671 1.97 - - 39,382 1.54
Mortgage-Backed
Securities
(1)
1 3.83 10,735 1.49 44,741 2.43 - - 55,477 2.26
Corporate Debt
Securities
3,645 1.49 35,370 1.76 12,447 2.01 - - 51,462 1.81
Other Securities (2)
- - - - - - 8,096 6.51 8,096 6.51
Total $ 37,779 1.48% $ 278,339 2.98% $ 79,131 2.77% $ 8,096 6.51% $ 403,345 2.83%
Held to Maturity
U.S. Government
Treasury
$ 238,506 1.68% $ 129,499 1.79% $ - - % $ - - % $ 368,005 1.72%
Mortgage-Backed
Securities (1)
3,574 2.54 171,426 2.68 24,150 3.97 - - 199,150 2.84
Total $ 242,080 1.69% $ 300,925 2.30% $ 24,150 3.97% $ - - % $ 567,155 2.11%
Equity Securities $ - - % $ - - % $ - - % $ 2,399 0.35% $ 2,399 0.35%
Total Investment
Securities
$ 279,859 1.66% $ 579,264 2.63% $ 103,281 3.05% $ 10,495 6.51% $ 972,899 2.41%
(1)

Based on weighted-average maturity.
(2)

Federal Home Loan Bank Stock and Federal Reserve

Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3)

Weighted average yield ("WAY")

calculated based on current amortized cost balances – not presented on a tax equivalent basis.
Deposits
Average total

deposits for 2024 were $3.597 billion, a decrease of $72.2 million, or 2.0%, from

2023.

Average deposits
decreased $93.7 million, or 2.5%, in 2023.

For both year-over-year periods, the decline was experienced in noninterest bearing
deposits and savings accounts, partially offset by increases in balances of NOW accounts, money market accounts and certificates of deposit.

Our public funds balances have historically realized
growth in the fourth quarter of the year when municipalities collect tax receipts and will be at a seasonal low in the third quarter.

At December 31, 2024, public funds balances totaled $660.9
million and at December 31, 2023, totaled $709.8 million.

At December 31, 2024, total deposits were $3.672 billion, a decrease of $29.8 million,

or 0.8%, from December 31, 2023.

The
decrease from December 31, 2023 was driven by lower noninterest bearing,

NOW, and savings

account balances that were
partially offset by higher money market accounts and certificate of deposit balances which reflected the re-mix in balances during
2024.

Core deposit balances (total deposits less public funds) increased $21.9 million over

December 31, 2023.

Although the overnight funds rate was lowered in the second half of 2024 by

100 basis points to a target range of 4.25%-4.50%,
the overall rate environment remains higher than early 2022 when the overnight funds rate was 0.00%-0.25%.

As a result in
2024, we continued to see a shift in mix out of noninterest bearing accounts into interest bearing accounts, primarily money
market accounts and certificates of deposit.

We have several strategies in place

to protect core deposits and mitigate deposit run-
off, and we will continue to closely monitor several metrics such as the sensitivity of our clients to our deposit rates, our overall
liquidity position, and competitor rates when pricing deposits.

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

15 provides a maturity distribution of time
deposits in denominations of $250,000 and over at December 31, 2024.

For 2024, noninterest bearing deposits represented 37.2%
of total average deposits.

This compares to 41.1% in 2023 and 44.9% in 2022.
Table 14
SOURCES OF DEPOSIT GROWTH
2023 to Percentage Components of
2024 of Total
Total

Deposits
(Average Balances - Dollars in Thousands) Change Change 2024 2023 2022
Noninterest Bearing Deposits $ (171,056) (237.0) % 37.2% 41.1% 44.9%
NOW Accounts 11,101 15.4 32.9 32.0 28.3
Money Market Accounts 101,083 140.1 11.1 8.2 7.5
Savings Accounts (73,164) (101.4) 14.4 16.1 16.7
Time Deposits 59,862 82.9 4.4 2.6 2.6
Total Deposits $ (72,174) 100% 100% 100% 100%
Table 15
MATURITY DISTRIBUTION

OF CERTIFICATES

OF DEPOSITS GREATER

THAN $250,000
2024
(Dollars in Thousands)

Certificates

of Deposit Percent
Three months or less $ 26,846 51.3%
Over three through six months 15,141 28.9
Over six through 12 months 2,658 5.1
Over 12 months 7,677 14.7
Total $ 52,322 100%
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
December 31, 2024 15.4% 11.5% 7.6% 3.9% -4.3% -9.0% -14.3% -19.9%
December 31, 2023 3.0% 2.1% 1.3% 0.7% -1.2% -3.6% -7.5% -12.8%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit -17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
December 31, 2024 40.8% 32.9% 24.8% 17.1% 0.1% -9.8% -20.9% -31.6%
December 31, 2023 29.5% 24.4% 19.3% 14.8% 4.1% -3.5% -12.9% -23.6%
The Net Interest Income at risk position was more favorable at December 31,

2024 compared to December 31, 2023 for the 12-
month and 24-month shocks for the rising rate scenarios and less favorable in the falling rate scenarios.

Further, we are slightly
more asset sensitive at December 31, 2024 as compared to December 31, 2023 due to a higher level of variable rate overnight
funds and slightly lower loan balances.

Net Interest Income at risk is within our prescribed policy limits over both the 12-month and 24-month periods for all rate
scenarios with the exception of the down 300 bps and down 400 bps scenario primarily due to our limited ability to lower our
deposit rates relative to the decline in market rate for those scenarios.

Given that our average nonmaturity deposit rate is less than
1.00%, a shock down 300 bps or down 400 bps scenario is more impactful to asset yields than deposit rates.

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
December 31, 2024 30.7% 24.4% 17.0% 9.0% -17.2% -23.7% -35.1% -42.2%
December 31, 2023 12.9% 10.7% 7.8% 4.4% -6.4% -14.0% -23.6% -27.8%
EVE Ratio (policy minimum 5.0%) 30.6% 28.6% 26.5% 24.3% 17.8% 16.2% 13.5% 11.9%
At December 31, 2024, the economic value of equity was favorable in all rising rate scenarios and unfavorable in the falling rate
scenarios.

EVE was within prescribed tolerance levels as the EVE ratio (EVE/EVA)

in all rate scenarios is greater than 5.0%.

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

and cost-effectiveness.

For 2024

and 2023, our principal
source of funding was client deposits, supplemented by our short-term and long-term borrowings, primarily from our trust-
preferred securities, securities sold under repurchase agreements, federal funds purchased, and FHLB borrowings.

We believe
that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our
future operating capital and funding requirements.
At December 31, 2024, we had the ability to generate approximately $1.535 billion (excludes overnight funds position of $321
million) in additional liquidity through various sources,

including various Federal Home Loan Bank borrowings, the Federal
Reserve Discount Window,

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

At December 31, 2024, the weighted-average maturity
and duration of our portfolio were 2.54 years and 2.19, respectively,

and the AFS portfolio had a net unrealized tax-effected loss of $19.2 million.

Our average net overnight funds sold position (defined as funds sold plus interes

t-bearing deposits with other banks less funds
purchased) was $239.7 million in 2024 compared to an average net overnight funds sold position of $203.1 million in 2023.

The
increase was primarily attributable to a decline in investment security balance

.

We expect capital

expenditures over the next 12 months to be approximately $10.0 million, which will consist primarily of
technology purchases for banking offices, office

leasehold improvements, business applications, and information technology security needs as well as furniture and fixtures and banking office remodels.

We expect that these capital

expenditures will be
funded with existing resources without impairing our ability to meet our ongoing obligations.

Borrowings
Average short

-term borrowings decreased $12.2 million compared to 2023

primarily attributable to a $19.2 million decrease in
warehouse line of credit borrowings, which reflected lower utilization of our line to support loans held for sale which was
partially offset by a $7.1 million increase in repurchase agreement balances (business deposit accounts classified as repurchase agreements).

Additional detail on these warehouse borrowings is provided in Note 4 – Mortgage

Banking Activities in the
Consolidated Financial Statements.
At December 31, 2024, advances from the FHLB totaled $0.1 million comprised of one note.

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
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future
payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing
of such payments as of December 31, 2024. These include payments related to (i) long-term borrowings (Note 12 – Long-Term
Borrowings), (ii) short-term borrowings (Note 11

– Short-Term Borrowings),

(iii) operating leases (Note 7 – Leases), (iv) time
deposits with stated maturities (Note 10 – Deposits), and (v) commitments to extend credit and standby letters of credit (Note 21 –
Commitments and Contingencies).
Capital Resources
Shareowners’ equity was $495.3 million at December 31, 2024

compared to $440.6 million at December 31, 2023.

For 2024,
shareowners’ equity was positively impacted by net income attributable to common shareowners of $52.9 million, a net $15.7
million decrease in the accumulated other comprehensive loss, the issuance of stock of $3.1 million, and stock compensation
accretion of $1.9 million.

The net favorable change in accumulated other comprehensive loss reflected a $10.1 million decrease
in the pension plan loss from the year-end re-measurement of the plan and a $5.6 million decrease in the investment securities loss.

Shareowners’ equity was reduced by common stock dividends of $14.9 million ($0.88 per share), the repurchase of stock of
$2.3 million (82,540 shares), net adjustments totaling $1.4 million related to transactions under our stock compensation plans, and a $0.3 million reclassification from temporary equity.
Additional historical information on capital changes is provided in the Consolidated

Statements of Changes in Shareowners’
Equity in the Consolidated Financial Statements.
We continue

to maintain a strong capital position.

The ratio of shareowners' equity to total assets at December 31, 2024 was
11.45% compared to 10.24% at December

31, 2023.

Further, our tangible common equity ratio was 9.51%

(non-GAAP financial
measure) at December 31, 2024 compared to 8.26% at December 31, 2023.

If our unrealized HTM securities losses of $16.0
million (after-tax) were recognized in accumulated other comprehensive loss, our adjusted tangible capital ratio would be 9.14%.

The improvement in the ratios in 2024

was primarily attributable to strong earnings and decreases in the unrealized loss on AFS
securities and the unfunded pension liability,

both of which are recognized in accumulated other comprehensive loss.

We are subject to

regulatory risk-based capital requirements that measure capital relative to risk-weighted assets and off-balance
sheet financial instruments.

At December 31, 2024, our total risk-based capital ratio was 18.64% compared to 16.57% at
December 31, 2023.

Our common equity tier 1 capital ratio was 15.54% and 13.52%, respectively,

on these dates.

Our leverage
ratio was 11.05% and 10.30%, respectively,

on these dates.

For a detailed discussion of our regulatory capital requirements, refer to the “Regulatory Considerations – Capital Regulations” section on page 17.

See Note 17 in the Notes to Consolidated Financial
Statements for additional information as to our capital adequacy.
At December 31, 2024, our common stock had a book value of $29.11 per diluted share compared to $25.92 at December 31,
2023.

Book value is impacted by the net unrealized gains and losses on investment securities.

At December 31, 2024, the net
unrealized loss was $20.2 million compared to an unrealized loss of $25.7 million at December 31, 2023.

Book value is also
impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting
Standards Codification Topic

715.

At December 31, 2024, the net pension asset reflected in accumulated other comprehensive loss was $9.7 million compared to a net pension liability of $0.4 million at December 31, 2023.

The favorable adjustment for the
pension plan was primarily attributable to a higher than estimated return on plan assets in 2024 and a higher discount rate used to
determine

the plan liability at December 31, 2024.

In January 2024, our Board of Directors authorized the Capital City Bank Group,

Inc. Share Repurchase Program (“the
Program”), effective February 1, 2024, which authorizes

the repurchase of up to 750,000 shares of our outstanding common stock over a five-year period.

Under the Program, shares may be repurchased by the Company from time to time in the open market or
in privately negotiated transactions,

as market conditions warrant; however, the

Program does not obligate the Company to
repurchase any specified number of shares.

We purchased (i) 73,349

shares under the Program in 2024 at an average price of
$28.03 per share and (ii) 9,101 shares in January 2024 at an average price of $29.47 per share under a substantially similar
repurchase plan that was authorized in 2019 and expired in 2024. There are

676,561 shares remaining for purchase under the
Program.

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
Allowance for Credit Losses
.

The amount of the allowance for credit losses represents managemen

t’s best estimate of current
expected credit losses considering available information, from internal and external sources, relevant to assessing exposure to
credit loss over the contractual term of the instrument.

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
During the fourth quarter of 2024, we performed our annual impairment testing.

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

The discount rate utilized in 2024 was 5.29%.

The estimated impact
to 2024 pension expense of a 25 basis point increase or decrease in the discount rate would have been an approximate $0.6
million decrease or increase, respectively.

We anticipate using

a 5.82% discount rate in 2025.

Based on the balances at the December 31, 2024 measurement date, the estimated impact on accumulated other comprehensive
loss of a 25 basis point increase or decrease in the discount rate would have been a decrease or increase of approximately $3.1
million (after-tax).

The estimated impact on accumulated other comprehensive loss of a 1% favorable/unfavorable variance in the
actual rate of return on plan assets versus the assumed rate of return on plan assets of 6.75% would have been an approximate
$0.9 million (after-tax) decrease/increase,

respectively.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future
mix of assets in the plan.

The assets currently consist of equity securities, U.S. Government and Government agency debt
securities, and other securities (typically temporary liquid funds awaiting investment).

The weighted-average expected long-term
rate of return on plan assets utilized for 2024 was 6.75%.

The estimated impact to 2024 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate

$0.3 million decrease or increase, respectively.

We
anticipate using a rate of return on plan assets of 6.75% for 2025.
The assumed rate of annual compensation increases of 4.75% for 2024 was based on an experience study performed for the plan
in 2022.

It is anticipated that this compensation increase assumption may change based on updates to the actual plan participants
remaining in the plan at the end of each plan year.
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
2024 Report of Independent Registered Public Accounting Firm (PCAOB ID
686
)
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED FINANCIAL

STATEMENTS
PAGE

70 Report of Independent Registered Public Accounting Firm

72 Consolidated Statements of Financial Condition

73 Consolidated Statements of Income

74 Consolidated Statements of Comprehensive Income

75 Consolidated Statements of Changes in Shareowners’ Equity

76 Consolidated Statements of Cash Flows

77 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Shareowners, Board of Directors, and Audit Committee

Capital City Bank Group, Inc.

Tallahassee, Florida
Opinion on the Consolidated Financial Statements
We have audited

the accompanying consolidated statements of financial condition of

Capital City Bank Group, Inc. (Company) as
of December 31,

2024 and 2023,

the related consolidated

statements of income,

comprehensive income,

changes in shareowners’
equity,

and cash flows for

each of the years

in the three-year period

ended December 31, 2024,

and the related notes

(collectively
referred

to

as

the

“consolidated

financial

statements”).

In

our

opinion,

the

consolidated

financial

statements

referred

to

above
present fairly,

in all material respects, the financial position

of the Company as of December

31, 2024 and 2023, and the results

of
its

operations

and

its

cash

flows

for

each

of

the

years

in

the

three-year

period

ended

December

31,

2024,

in

conformity

with
accounting principles generally accepted in the United States of America .
We

also

have

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board

(United

States)
(PCAOB),

the

Company’s

internal

control

over

financial

reporting

as

of

December

31,

2024,

based

on

criteria

established

in
Internal

Control

–

Integrated

Framework

(2013)

issued

by

the

Committee

of

Sponsoring

Organizations

of

the

Treadway
Commission and our report dated March 11,

2025, expressed an unqualified opinion.

Basis for Opinion
These consolidated

financial statements

are the

responsibility of

the Company’s

management. Our

responsibility is

to express

an
opinion on the Company’s consolidated

financial statements based on our audits.
We

are a

public accounting

firm registered

with the

PCAOB and

are required

to be

independent with

respect to

the Company

in
accordance

with

the

U.S.

federal

securities

laws

and

the

applicable

rules

and

regulations

of

the

Securities

and

Exchange
Commission and the PCAOB.
We

conducted our

audits in

accordance with

the standards

of the

PCAOB. Those

standards require

that we plan

and perform

the
audits

to

obtain

reasonable

assurance

about

whether

the

consolidated

financial

statements

are

free

of

material

misstatement,
whether due to error or fraud.
Our audits

included performing

procedures to

assess the

risks of

material misstatement

of the

consolidated financial

statements,
whether

due to

error or

fraud, and

performing

procedures that

respond

to those

risks. Such

procedures

include examining,

on a
test

basis,

evidence

regarding

the

amounts

and

disclosures

in

the

consolidated

financial

statements.

Our

audits

also

included
evaluating

the

accounting

principles

used

and

significant

estimates

made

by

management,

as

well

as

evaluating

the

overall
presentation of the consolidated financial statements. We

believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The

critical

audit matter

communicated

below

arises from

the

current-period

audit of

the consolidated

financial

statements that
were communicated or

required to be communicated

to the audit committee

and that: (1) relate

to accounts or

disclosures that are
material to

the consolidated

financial statements

and (2)

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
Allowance for Credit Losses
The Company’s

loans held

for investment

portfolio totaled

$2.65 billion

as of

December 31,

2024, and

the allowance

for credit
losses on

loans held

for investment

was $29.2

million. As

more fully

described in

Notes 1

and 3

to the

Company’s

consolidated
financial statements,

the Company

estimates its exposure

to expected

credit losses as

of the

statement of

financial condition

date
for existing financial instruments held at amortized cost.
The determination

of the

ACL requires

management to

exercise significant

judgment

and consider

numerous subjective

factors,
including

determining

qualitative

factors

utilized

to

adjust

historical

loss

rates,

loan

credit

risk

grading

and

identifying

loans
requiring individual

evaluation, among others.

As disclosed by

management, different

assumptions and conditions

could result

in
a materially different amount for the estimate of the ACL.

We

identified

the

process

for

establishing

the

qualitative

factors

at

December

31,

2024

as

a

critical

audit

matter.

Auditing

the
qualitative factors involved a high degree of subjectivity in evaluating management’s estimates.
The primary procedures we performed as of December 31, 2024 to address this critical audit matter included:
●
Obtained

an

understanding

of

the

Company’s

process

for

establishing

the

ACL,

including

the

qualitative

factor
adjustments of the ACL.
●
Tested the design

and operating effectiveness of controls over the establishment of qualitative adjustments.
●
Evaluated

the qualitative

adjustments to

the ACL,

including assessing

the basis

for adjustments

and the

reasonableness
of the significant assumptions.
●
Evaluated

the

overall

reasonableness

of

assumptions

used

by

management

considering

trends

identified

within

peer
groups.
●
Evaluated credit quality trends in delinquencies, non-accruals, charge

-offs, and loan risk ratings.
Forvis Mazars, LLP
We have served as the Company’s

auditor since 2021.
Little Rock, Arkansas
March 11, 2025

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
As of December 31,
(Dollars in Thousands) 2024 2023
ASSETS
Cash and Due From Banks $
70,543
$
83,118
Federal Funds Sold and Interest Bearing Deposits
321,311
228,949
Total Cash and Cash Equivalents
391,854
312,067
Investment Securities, Available

for Sale, at fair value (amortized cost of $
429,033

and $
367,747
)
403,345
337,902
Investment Securities, Held to Maturity (fair value of $
544,460

and $
591,751
)
567,155
625,022
Equity Securities
2,399
3,450
Total Investment

Securities
972,899
966,374
Loans Held For Sale, at fair value
28,672
28,211
Loans, Held for Investment
2,651,550
2,733,918
Allowance for Credit Losses
(29,251)
(29,941)
Loans Held for Investment, Net
2,622,299
2,703,977
Premises and Equipment, Net
81,952
81,266
Goodwill and Other Intangibles
92,773
92,933
Other Real Estate Owned
367
1
Other Assets
134,116
119,648
Total Assets $
4,324,932
$
4,304,477
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,306,254
$
1,377,934
Interest Bearing Deposits
2,365,723
2,323,888
Total Deposits
3,671,977
3,701,822
Short-Term

Borrowings
28,304
35,341
Subordinated Notes Payable
52,887
52,887
Other Long-Term

Borrowings
794
315
Other Liabilities
75,653
66,080
Total Liabilities
3,829,615
3,856,445
Temporary Equity
-
7,407
SHAREOWNERS’ EQUITY
Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding
- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,974,513

and
16,950,222

shares issued and outstanding at December 31, 2024 and 2023, respectively
170
170
Additional Paid-In Capital
37,684
36,326
Retained Earnings
463,949
426,275
Accumulated Other Comprehensive Loss, Net of Tax
(6,486)
(22,146)
Total Shareowners’

Equity
495,317
440,625
Total Liabilities, Temporary

Equity, and Shareowners’ Equity
$
4,324,932
$
4,304,477
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
For the Years

Ended December 31,
(Dollars in Thousands, Except Per Share

Data)
2024 2023 2022
INTEREST INCOME
Loans, including Fees $
164,933
$
152,250
$
106,444
Investment Securities:
Taxable
17,074
18,652
15,917
Tax Exempt
23
40
38
Federal Funds Sold and Interest Bearing Deposits
12,627
10,126
9,511
Total Interest Income
194,657
181,068
131,910
INTEREST EXPENSE
Deposits
32,162
17,582
3,444
Short-Term

Borrowings
1,080
2,051
1,761
Subordinated Notes Payable
2,449
2,427
1,652
Other Long-Term

Borrowings
28
20
31
Total Interest Expense
35,719
22,080
6,888
NET INTEREST INCOME
158,938
158,988
125,022
Provision for Credit Losses
4,031
9,714
7,494
Net Interest Income After Provision for Credit Losses
154,907
149,274
117,528
NONINTEREST INCOME
Deposit Fees
21,346
21,325
22,121
Bank Card Fees
14,707
14,918
15,401
Wealth Management

Fees
19,113
16,337
18,059
Mortgage Banking Revenues
14,343
10,400
11,909
Other
6,467
8,630
7,691
Total Noninterest

Income
75,976
71,610
75,181
NONINTEREST EXPENSE
Compensation
100,721
93,787
91,519
Occupancy, Net
27,982
27,660
24,574
Other
36,612
35,576
35,541
Total Noninterest

Expense
165,315
157,023
151,634
INCOME BEFORE INCOME TAXES
65,568
63,861
41,075
Income Tax Expense

13,924
13,040
7,798
NET INCOME $
51,644
$
50,821
$
33,277
Loss Attributable to Noncontrolling Interests
1,271
1,437
135
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
52,915
$
52,258
$
33,412
BASIC NET INCOME PER SHARE $
3.12
$
3.08
$
1.97
DILUTED NET INCOME PER SHARE $
3.12
$
3.07
$
1.97
Average Basic Common

Shares Outstanding
16,943
16,987
16,951
Average Diluted

Common Shares Outstanding
16,969
17,023
16,985
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
For the Years

Ended December 31,
(Dollars in Thousands) 2024 2023 2022
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
52,915
$
52,258
$
33,412
Other comprehensive income (loss), before

tax:
Investment Securities:
Net unrealized gain (loss) on securities available-for-sale
4,199
12,076
(35,814)
Unrealized losses on securities transferred from available-for-sale to

held-to-maturity
-
-
(9,384)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity
3,134
3,479
1,469
Derivative:
Change in net unrealized gain on effective cash flow derivative
2
(878)
4,146
Benefit Plans:
Reclassification adjustment for amortization of prior service cost
(239)
156
292
Reclassification adjustment for amortization of net loss
(116)
112
4,752
Defined benefit plan settlement (gain) charge
-
(291)
2,321
Current year actuarial gain
13,948
4,905
4,223
Total Benefit Plans
13,593
4,882
11,588
Other comprehensive income (loss), before

tax:
20,928
19,559
(27,995)
Deferred tax (expense) benefit related to other comprehensive income
(5,268)
(4,476)
6,980
Other comprehensive income (loss), net of tax
15,660
15,083
(21,015)
TOTAL COMPREHENSIVE

INCOME
$
68,575
$
67,341
$
12,397
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
Other Comprehensive Income, Net of Tax
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
Other Comprehensive Loss, Net of Tax
-
-
-
-
15,083
15,083
Cash Dividends ($
0.76

per share)
-
-
-
(12,905)
-
(12,905)
Stock Based Compensation
-
-
1,237
-
-
1,237
Stock Compensation Plan Transactions, net

85,975
-
1,468
-
-
1,468
Repurchase of Common Stock
(122,538)
-
(3,710)
- -
(3,710)
Balance, December 31, 2023
16,950,222
170
36,326
426,275
(22,146)
440,625
Net Income Attributable to Common Shareowners
-
-
-
52,915
-
52,915
Reclassification to Temporary Equity
(1) -
-
-
(751)
-
(751)
Reclassification from Temporary Equity
(2) -
-
-
416
-
416
Other Comprehensive Income, Net of Tax
-
-
-
-
15,660
15,660
Cash Dividends ($
0.88

per share)
-
-
-
(14,906)
-
(14,906)
Stock Based Compensation
-
-
1,802
-
-
1,802
Stock Compensation Plan Transactions, net

106,831
-
1,886
-
-
1,886
Repurchase of Common Stock
(82,540)
-
(2,330)
- -
(2,330)
Balance, December 31, 2024
16,974,513
$
170
$
37,684
$
463,949
$
(6,486)
$
495,317
(1) Adjustments to redemption value for non-controlling interest in CCHL
(2) Adjustment reflects the difference between the fair value and the book value of the non-controlling interest in CCHL reclassified from Temporary Equity to Other Liabilities
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
For the Years Ended

December 31,
(Dollars in Thousands) 2024 2023 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Common Shareowners $
52,915
$
52,258
$
33,412
Adjustments to Reconcile Net Income to Cash From Operating Activities:

Provision for Credit Losses
4,031
9,714
7,494

Depreciation
7,671
7,918
7,596

Amortization of Premiums, Discounts, and Fees, net
4,192
4,221
7,772

Amortization of Intangible Assets
160
160
160

Gain on Securities Transactions
-
3
-

Pension Settlement (Gain) Charges
-
(291)
2,321

Originations of Loans Held for Sale
(485,901)
(406,803)
(390,191)

Proceeds From Sales of Loans Held for Sale
494,825
404,332
437,907

Mortgage Banking Revenues
(14,343)
(10,400)
(11,909)

Net Additions for Capitalized Mortgage Servicing Rights
(102)
419
726

Stock Compensation
1,802
1,237
1,630

Net Tax Benefit from Stock Compensation
(5)
(48)
(27)

Deferred Income Taxes
(1,032)
(483)
(3,870)

Net Change in Operating Leases
213
79
(108)

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(979)
(2,053)
(422)

Net (Increase) Decrease in Other Assets
(12,024)
(1,029)
(8,636)

Net (Decrease) Increase in Other Liabilities
12,150
(4,452)
8,837

Net Cash Provided By Operating Activities
63,573
54,782
92,692
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(64,031)
(1,483)
(219,865)

Payments, Maturities, and Calls
121,638
36,600
55,314
Securities Available for Sale:

Purchases
(126,783)
(8,379)
(52,238)

Proceeds from the Sale of Securities
-
30,420
3,365

Payments, Maturities, and Calls
63,843
62,861
81,596
Equity Securities:

Purchases
(9,164)
(13,566)
-

Net Decrease in Equity Securities
10,215
10,127
-
Purchases of Loans Held for Investment
(848)
(2,488)
(16,753)
Net Decrease (Increase) in Loans Held for Investment
39,258
(226,896)
(720,670)
Proceeds from Sales of Loans
41,320
47,314
104,475
Proceeds From Sales of Other Real Estate Owned
1,592
3,995
2,406
Purchases of Premises and Equipment, net
(8,688)
(7,046)
(6,322)
Noncontrolling Interest Contributions
-
-
2,867
Net Cash Provided By (Used In) Investing Activities
68,352
(68,541)
(765,825)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits
(29,845)
(237,495)
226,455
Net (Decrease) Increase in Short-Term Borrowings
(7,236)
(21,452)
22,114
Repayment of Other Long-Term Borrowings
(116)
(199)
(249)
Net Increase in Other Long-Term Borrowings
794
-
-
Dividends Paid
(14,906)
(12,905)
(11,191)
Payments to Repurchase Common Stock
(2,330)
(3,710)
-
Issuance of Common Stock Under Compensation Plans
1,501
937
1,300
Net Cash (Used in) Provided By Financing Activities
(52,138)
(274,824)
238,429
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
79,787
(288,583)
(434,704)
Cash and Cash Equivalents at Beginning of Year
312,067
600,650
1,035,354
Cash and Cash Equivalents at End of Year $
391,854
$
312,067
$
600,650
Supplemental Cash Flow Disclosures:

Interest Paid
$
35,017
$
21,775
$
6,586

Income Taxes Paid
$
6,137
$
9,118
$
7,466
Supplemental Noncash Items:

Loans Transferred from Held for Investment to Held for Sale, net
$
36,362
$
35,745
$
108,798

Loans and Premises Transferred to Other Real Estate Owned
$
979
$
1,512
$
2,398
Transfer of Temporary Equity to Other Liabilities $
6,472
$
-
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

(“CCHL”), a consolidated entity in the Company’s
financial statements. As part of the transaction, CCHL’s

operating agreement included put and call options for CCB to purchase from BMG the remaining
49
% of CCHL’s

membership interests (the “
49
% Interest”).

On November 15, 2024, CCB entered into
an agreement with BMG to transfer the
49
% Interest to CCB, effective January 1, 2025.

BMG initiated the buyout by exercising
its put option in CCHL’s

operating agreement.

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

See Note 24 – Segment Reporting for additional information.

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

As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity.

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

The restricted cash balance at December 31, 2024 and 2023 was $
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

For reporting and risk management purposes, the Company further segment

s

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
amortized basis of the security.

To the extent a shortfall is related

to credit loss, an allowance for credit loss is recorded through a provision for credit loss expense. See Note 2 – Investment Securities for additional information.

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

Risk Oversight Committee support the process for
estimating the allowance for credit losses. See Note 3 – Loans Held for Investment and Allowance for Credit Losses for
additional information.

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

Off-balance sheet credit exposures are identified and classified in the same categories as the allowance for credit losses with similar risk characteristics that have been previously mentioned. See Note 21 – Commitments
and Contingencies for additional information.
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

and Federal Home Loan Mortgage Corporation (“Agency”)
investors based on the Agency’s quoted

mortgage backed security (“MBS”) prices. The fair value of mortgage loans held for sale
not committed to investors is based on quoted best execution secondary market prices. If no such quoted price exists, the fair
value is determined using quoted prices for a similar asset or assets, such as MBS prices,

adjusted for the specific attributes of that
loan, which would be used by other market participants.
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

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet
certain criteria from the securitized loan pool for which the institution provides servicing.

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

A direct write-down permanently reduces the carrying value of the MSRs asset and valuation allowance, precluding subsequent recoveries. See Note 4 –

Mortgage Banking Activities for additional information.

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

Company also formally assesses, both at the hedge’s
inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in
fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative
is no longer effective in offsetting changes in the

fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the
derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair
value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of
the asset or liability. When

a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still
expected to occur, gains or losses that were accumulated

in other comprehensive income are amortized into earnings over the same periods, in which the hedged transactions will affect

earnings. See Note 5 – Derivatives for additional information.

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

Revenue and
expenses from operations and changes in value are included in noninterest expense. See Note 9 – Other Real Estate for additional
information.
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

(3) tax rates and (4) discount rates.

Concurrent with the agreement
to assign the minority membership interest (49%) in CCHL, temporary equity was reclassified to other liabilities and recorded at
the fair value of the minority interest of $
6.5

million at December 31, 2024.

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

The income tax effects related
to settlements of share-based payment awards are reported in earnings as an increase or decrease in income tax expense. See Note
13 – Income Taxes

for additional information.

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

See Note 14 – Stock-based Compensation for additional information.
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

-year term. In the agreements with the
insurance carriers, a commission rate is agreed upon. The commission is recognized at the time of the sale of the policy (effective date) or when a policy renews, which is the time that payment is received.

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

Recently Adopted Accounting Pronouncements
ASU No.

2023-01, “Leases (Topic

842):

Common Control Arrangements.” ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also
provides certain practical expedients applicable to private companies and not-for-profit organizations. The

standard became
effective for the Company on January 1, 2024. As the Company does not have any such common control leases, adoption of this standard did not have any immediate impact on its consolidated financial statements and related disclosures.
ASU No.

2023-02, “Investments—Equity Method and Joint Ventures

(Topic

323): Accounting for Investments in Tax

Credit
Structures Using the Proportional

Amortization Method.”
ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments
using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously,
this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The standard
became effective for the Company on January 1, 2024.

As the Company does not have any such investments in tax credit structures that are accounted for using the proportional amortization method,

adoption of this standard did not have any
immediate impact on its consolidated financial statements or disclosures.
ASU 2023-07, “Improvements to Reportable

Segment Disclosures.”
ASU 2023-07 requires disclosure of significant segment
expenses and other segment items on an interim and annual basis. The standard became effective for the Company on January 1,
2024. The adoption of the standard did not have a material impact on its consolidated financial statements. Refer to Note 24 –
Segment Reporting.
Issued But Not Yet

Effective Accounting Standards

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

codification with the
SEC’s regulations. ASU 2023

-06 is to be applied prospectively,

and early adoption is prohibited. For reporting entities subject to the SEC’s existing disclosure requirements,

the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of
that related disclosure requirement from Regulation S-X or Regulation

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

Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
December 31, 2024
U.S. Government Treasury
$
106,710
$
25
$
934
$
-
$
105,801
U.S. Government Agency
148,666
39
5,578
-
143,127
States and Political Subdivisions
43,212
-
3,827
(3)
39,382
Mortgage-Backed Securities (1)
66,379
-
10,902
-
55,477
Corporate Debt Securities
55,970
-
4,444
(64)
51,462
Other Securities (2)
8,096
-
-
-
8,096
Total

$
429,033
$
64
$
25,685
$
(67)
$
403,345
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
337,902

Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
December 31, 2024
U.S. Government Treasury
$
368,005
$
-
$
6,476
$
361,529
Mortgage-Backed Securities
199,150
16
16,235
182,931
Total

$
567,155
$
16
$
22,711
$
544,460
December 31, 2023
U.S. Government Treasury
$
457,681
$
-
$
16,492
$
441,189
Mortgage-Backed Securities
167,341
13
16,792
150,562
Total

$
625,022
$
13
$
33,284
$
591,751
(1)
Comprised of residential mortgage-backed

securities.
(2)
Includes Federal Home Loan Bank and Federal Reserve Bank recorded at cost of $
3.0

million and $
5.1

million, respectively,

at December 31, 2024 and $
3.2

million and $
5.1

million, respectively,

at December 31, 2023.
At December 31, 2024, and 2023, the investment portfolio had $
2.4

million and $
3.5

million, respectively, in

equity securities.
These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
489.5

million and $
578.5

million at December 31, 2024 and 2023, respectively,

were
pledged to secure public deposits and for other purposes.
At December 31, 2024 and 2023, there were
no

holdings of securities of any one issuer, other than

the U.S. Government and its
agencies, in an amount greater than 10% of shareowners’ equity.

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
1.3
million and $
4.5

million at December 31, 2024 and 2023, respectively.

This amount will be amortized out of accumulated other
comprehensive loss over the remaining life of the underlying securities as an adjustment of the yield on those securities.
Investment Sales . During 2023, the Company sold $
30.4

million of investment securities. There were
no

significant sales of
investment securities during 2024 and 2022
.
Maturity Distribution
.

The following table shows the Company’s

AFS and HTM investment securities maturity distribution
based on contractual maturity at December 31, 2024.

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

Amortized

Fair
(Dollars in Thousands) Cost Value Cost Value
Due in one year or less $
37,652

$
36,962

$
238,506

$
235,677
Due after one through five years

201,126

193,798

129,499

125,852
Due after five through ten years
25,826
22,135
- -
Mortgage-Backed Securities

66,379

55,477

199,150

182,931
U.S. Government Agency
89,954
86,877
- -
Other Securities

8,096

8,096

-

-
Total

$
429,033

$
403,345

$
567,155

$
544,460

Unrealized Losses
. The following table summarizes the investment securities with unrealized losses at December 31, aggregated
by major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months Greater Than 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
December 31, 2024
Available for

Sale
U.S. Government Treasury $
81,363

$
318

$
14,510

$
616

$
95,873

$
934
U.S. Government Agency
33,155
184
100,844
5,394
133,999
5,578
States and Political Subdivisions
2,728

164

36,654

3,663

39,382

3,827
Mortgage-Backed Securities

54

-

55,409

10,902

55,463

10,902
Corporate Debt Securities
3,093
249
48,369
4,195
51,462
4,444
Total

120,393

915

255,786

24,770

376,179

25,685

Held to Maturity
U.S. Government Treasury

-

-

361,529

6,476

361,529

6,476
Mortgage-Backed Securities

58,230
1,000
119,353
15,235
177,583
16,235
Total

$
58,230

$
1,000

$
480,882

$
21,711

$
539,112

$
22,711
December 31, 2023
Available for

Sale

U.S. Government Treasury $
-

$
-

$
19,751

$
1,269

$
19,751

$
1,269
U.S. Government Agency
12,890
74
121,220
7,979
134,110
8,053
States and Political Subdivisions

1,149

31

37,785

4,830

38,934

4,861
Mortgage-Backed Securities
23
-
63,195
9,714
63,218
9,714
Corporate Debt Securities
-
-
57,568
6,031
57,568
6,031
Total

14,062

105

299,519

29,823

313,581

29,928

Held to Maturity
U.S. Government Treasury

153,880

3,178

287,310

13,314

441,190

16,492
Mortgage-Backed Securities
786
14
148,282
16,778
149,068
16,792
Total

$
154,666

$
3,192

$
435,592

$
30,092

$
590,258

$
33,284
At December 31, 2024, there were
856

positions (combined AFS and HTM securities) with pre-tax unrealized losses totaling
$
48.4

million.

At December 31, 2023 there were
878

positions (combined AFS and HTM securities) with pre-tax unrealized losses totaling $
63.2

million.

For 2024,
83

of these of these positions were U.S. Treasury bonds

and carry the full faith and credit
of the U.S. Government.

676

of these positions were U.S. government agency and mortgage-backed securities issued by U.S.
government sponsored entities.

We believe the

long history of
no

credit losses on government securities indicates that the
expectation of nonpayment of the amortized cost basis is
zero
.

The remaining
97

positions (municipal securities and corporate
bonds) have a credit component.

At December 31, 2024, all collateralized mortgage obligation securities (“CMO”), MBS,

Small
Business Administration securities (“SBA”), U.S. Agency,

and U.S. Treasury bonds held were AAA rated.

At December 31,
2024, corporate debt securities had an allowance for credit losses of $
64,000

and municipal securities had an allowance $
3,000
.

No
ne of the securities held by the Company were past due or in nonaccrual status at December

31, 2024.
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the HFI loan portfolio at December 31 was as follows:

(Dollars in Thousands) 2024 2023
Commercial, Financial and Agricultural $
189,208

$
225,190
Real Estate – Construction

219,994

196,091
Real Estate – Commercial Mortgage

779,095

825,456
Real Estate – Residential (1)

1,042,504

1,004,219
Real Estate – Home Equity

220,064

210,920
Consumer (2)

200,685

272,042
Loans Held for Investment, Net of Unearned Income $
2,651,550

$
2,733,918
(1)

Includes loans in process with outstanding balances

of $
13.6

million and $
3.2

million for 2024 and 2023, respectively.
(2)

Includes overdraft balances of $
1.2

million and $
1.0

million at December 31, 2024 and 2023, respectively.
Net deferred costs, which include premiums on purchased loans, included in loans were $
8.3

million at December 31, 2024 and
$
7.8

million at December 31, 2023.

Accrued interest receivable on loans which is excluded from amortized cost totaled $
10.3

million at December 31, 2024 and
$
10.1

million at December 31, 2023, and is reported separately in Other Assets.

The Company has pledged a floating lien on certain 1-4 family residential mortgage loans, commercial real estate mortgage loans,
and home equity loans to support available borrowing capacity at the FHLB and has pledged a blanket floating lien on all
consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve Bank of
Atlanta.

Loan Purchases and Sales
.

The Company will purchase newly originated 1-4 family real estate secured adjustable-rate loans
from CCHL. These loan purchases totaled $
158.2

million and $
364.8

million for the years ended December 31, 2024 and 2023,
respectively, and were

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
2024
Beginning Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941

Provision for Credit Losses
1,165
(74)
(173)
(603)
129
4,531
4,975

Charge-Offs
(1,512)
(47)
(3)
(61)
(132)
(7,627)
(9,382)

Recoveries

379
3
261
176
137
2,761
3,717

Net (Charge-Offs) Recoveries
(1,133)
(44)
258
115
5
(4,866)
(5,665)
Ending Balance $
1,514
$
2,384
$
5,867
$
14,568
$
1,952
$
2,966
$
29,251
2023
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068

Provision for Credit Losses
210
(154)
1,035
4,141
(233)
4,596
9,595

Charge-Offs
(511)
-
(120)
(79)
(39)
(8,543)
(9,292)

Recoveries
277
2
52
253
226
3,760
4,570

Net (Charge-Offs) Recoveries
(234)
2
(68)
174
187
(4,783)
(4,722)
Ending Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941
2022
Beginning Balance $
2,191
$
3,302
$
5,810
$
4,129
$
2,296
$
3,878
$
21,606

Provision for Credit Losses
316
(658)
(746)
6,328
(422)
2,579
7,397

Charge-Offs
(1,308)
-
(355)
-
(193)
(6,050)
(7,906)

Recoveries
307
10
106
284
183
3,081
3,971

Net (Charge-Offs) Recoveries
(1,001)
10
(249)
284
(10)
(2,969)
(3,935)
Ending Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068
The $
0.7

million decrease in the allowance for credit losses in 2024 reflected a credit loss provision of $
5.0

million and net loan
charge-offs of $
5.7

million.

The $
4.9

million increase in the allowance in 2023 reflected a credit loss provision of

$
9.6

million
and net loan charge-offs of $
4.7

million.

The decrease in the allowance in 2024 was primarily due to lower new loan volume and loan balances and favorable loan grade migration.

The increase in the allowance for 2023 was primarily attributable to incremental allowance related to loan growth, primarily residential real estate, and slower prepayment speeds (due to higher
interest rates). Four unemployment rate forecast scenarios continue to be utilized to estimate probability of default and are
weighted based on management’s

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
2024
Commercial, Financial and Agricultural $
340
$
50
$
-
$
390
$
188,781
$
37
$
189,208
Real Estate – Construction

-
-
-
-
219,994
-
219,994
Real Estate – Commercial Mortgage

719
100
-
819
777,710
566
779,095
Real Estate – Residential

185
498
-
683
1,038,694
3,127
1,042,504
Real Estate – Home Equity

122
-
-
122
218,160
1,782
220,064
Consumer

2,154
143
-
2,297
197,598
790
200,685
Total $
3,520
$
791
$
-
$
4,311
$
2,640,937
$
6,302
$
2,651,550
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
2024

and 2023.

The following table presents the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on
accrual by class of loans.

2024

2023
Nonaccrual Nonaccrual 90 + Days Nonaccrual Nonaccrual 90 + Days
With No With Still With No With Still
(Dollars in Thousands) ACL

ACL

Accruing ACL

ACL

Accruing
Commercial, Financial and Agricultural $
-
$
37
$
-
$
-
$
311
$
-
Real Estate – Construction

-
-
-
-
322
-
Real Estate – Commercial Mortgage

427
139
-
781
128
-
Real Estate – Residential

2,046
1,081
-
1,705
1,285
-
Real Estate – Home Equity

509
1,273
-
-
999
-
Consumer

-
790
-
-
710
-
Total

Nonaccrual Loans
$
2,982
$
3,320
$
-
$
2,486
$
3,756
$
-

Collateral Dependent Loans
.

The following table presents the amortized cost basis of collateral dependent loans at December 31:

2024 2023
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands)
Secured
Secured
Secured
Secured
Commercial, Financial and Agricultural $
-
$
39
$
-
$
30
Real Estate – Construction
-
-
275
-
Real Estate – Commercial Mortgage
427
-
1,296
-
Real Estate – Residential
2,476
-
1,706
-
Real Estate – Home Equity
651
-
-
-
Consumer
-
55
-
-
Total $
3,554
$
94
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
.

At December 31, 2024 and 2023, the Company had $
0.5

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
The financial effects of the loan modifications made to borrowers during the 12 months ended December 31, 2024 were not
significant. At December 31, 2024, the Company maintained
one

commercial mortgage loan due to the borrower experiencing
financial difficulty.

The balance of the loan at December 31, 2024 was $
0.3

million. The loan is on non-accrual status at
December 31, 2024 and did not have a payment delay as of December 31, 2024.

The Company reduced the interest rate on the
loan by
1
% in addition to extending the term of the loan from
5

to
20

years.
Credit Risk Management
.

The Company has adopted comprehensive lending policies, underwriting standards and loan review
procedures designed to maximize loan income within an acceptable level of risk.

Management and the Board of Directors of the
Company review and approve these policies and procedures on

a regular basis (at least annually).

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

The following tables summarize gross loans held for investment at December

31, 2024

and December 31, 2023 and current period
gross write-offs for each of the 12 month periods ended

December 31, 2024 and December 31 2023 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

(Dollars in Thousands)
Term Loans by Origination Year Revolving
As of December 31, 2024
2024 2023 2022 2021 2020 Prior Loans Total
Commercial, Financial,
Agricultural:
Pass $
35,596
$
36,435
$
37,506
$
18,433
$
4,610
$
9,743
$
41,720
$
184,043
Special Mention
435
3,979
261
9
-
-
76
4,760
Substandard

-

-

193

12

58

71

71

405
Total
$
36,031
$
40,414
$
37,960
$
18,454
$
4,668
$
9,814
$
41,867
$
189,208
Current-Period Gross
Writeoffs
$
9
$
548
$
500
$
111
$
160
$
1
$
183
$
1,512
Real Estate - Construction:
Pass $
105,148
$
73,615
$
29,821
$
53
$
-
$
185
$
8,288
$
217,110
Special Mention
1,555
-
1,329
-
-
-
-
2,884
Total
$
106,703
$
73,615
$
31,150
$
53
$
-
$
185
$
8,288
$
219,994
Current-Period Gross
Writeoffs
$
-
$
-
$
47
$
-
$
-
$
-
$
-
$
47
Real Estate - Commercial
Mortgage:
Pass $
77,561
$
110,183
$
207,574
$
109,863
$
87,369
$
122,272
$
26,324
$
741,146
Special Mention
171
2,913
17,031
-
2,253
4,402
530
27,300
Substandard

-

2,463

3,403

869

2,508

1,305

101

10,649
Total
$
77,732
$
115,559
$
228,008
$
110,732
$
92,130
$
127,979
$
26,955
$
779,095
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
-
$
3
$
3
Real Estate - Residential:
Pass $
165,050
$
316,521
$
358,851
$
71,423
$
31,169
$
76,921
$
11,872
$
1,031,807
Special Mention
-
265
-
1,104
468
534
521
2,892
Substandard

-

528

1,450

1,446

1,295

2,918

168

7,805
Total

$
165,050
$
317,314
$
360,301
$
73,973
$
32,932
$
80,373
$
12,561
$
1,042,504
Current-Period Gross
Writeoffs
$
-
$
13
$
-
$
-
$
-
$
48
$
-
$
61
Real Estate - Home
Equity:
Performing
$
801
$
521
$
30
$
119
$
9
$
821
$
215,981
$
218,282
Nonperforming
-
-
-
-
-
-
1,782
1,782
Total

$
801

521

30

119

9

821

217,763

220,064
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
-
$
132
$
132
Consumer:
Performing
$
32,293
$
44,995
$
55,942
$
42,002
$
10,899
$
4,116
$
9,648
$
199,895
Nonperforming
10
174
321
156
58
71
-
790
Total

$
32,303
$
45,169
$
56,263
$
42,158
$
10,957
$
4,187
$
9,648
$
200,685
Current-Period Gross
Writeoffs $
2,562
$
1,605
$
2,088
$
897
$
237
$
76
$
162
$
7,627

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

December 31, 2024 December 31, 2023
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
28,117
$
28,672
$
27,944
$
28,211
Residential Mortgage Loan Commitments (1)
15,000
248
23,545
523
Forward Sales Contracts (2)
16,000
96
24,500
209
$
29,016
$
28,943
(1) Recorded in other assets at fair value
(2)
Recorded in other assets and other liabilities at fair value at December 31, 2024 and 2023, respectively
At December 31, 2024, the Company had
no

residential mortgage loans held for sale 30-89 days past due or on nonaccrual status.

At December 31, 2023, the Company had
no

residential mortgage loans held for sale 30-89 days past due and $
0.7

million of
loans were on nonaccrual status.

Mortgage banking revenues for the year ended December 31, was as follows:

(Dollars in Thousands) 2024 2023 2022
Net realized gain on sales of mortgage loans $
11,492
$
5,297
$
5,565
Net change in unrealized gain on mortgage loans held for sale
(384)
(252)
(1,164)
Net change in the fair value of mortgage loan commitments
(275)
(296)
(439)
Net change in the fair value of forward sales contracts
305
(395)
192
Pair-Offs on net settlement of forward

sales contracts
331
367
4,956
Mortgage servicing rights additions
303
651
565
Net origination fees
2,571
5,028
2,234
Total mortgage banking

revenues
$
14,343
$
10,400
$
11,909
Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) 2024 2023
Number of residential mortgage loans serviced for others
504
450
Outstanding principal balance of residential mortgage loans serviced for others
$
135,416
$
108,897
Weighted average

interest rate
5.86%
5.37%
Remaining contractual term (in months)
348
309
Conforming conventional loans serviced by the Company are sold to the

FNMA on a non-recourse basis, whereby foreclosure
losses are generally the responsibility of FNMA and not the Company.

The government loans serviced by the Company are
secured through the GNMA, whereby the Company is insured against loss by the Federal Housing Administration or partially
guaranteed against loss by the Veterans

Administration.

At December 31, 2024, the servicing portfolio balance consisted of the following loan types: FNMA (
52.4
%), GNMA (
3.8
%), and private investor (
43.8
%).

FNMA and private investor loans are
structured as actual/actual payment remittance.
At December 31, 2024 and 2023, the Company did
no
t have delinquent residential mortgage loans currently in GNMA pools serviced by the Company.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

The Company had
no

repurchases for
the 12 months ended December 31, 2024, and $
0.3

million for the 12 months ended December 31, 2023, of GNMA delinquent or defaulted mortgage loans with the intention to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights for the year ended

December 31, was as follows:

(Dollars in Thousands) 2024 2023 2022
Beginning balance $
831
$
2,599
$
3,774
Additions due to loans sold with servicing retained
303
651
565
Deletions and amortization
(201)
(232)
(1,291)
Sale of Servicing Rights (1)
-
(2,187)
(449)
Ending balance $
933
$
831
$
2,599
(1)
In 2023, the Company sold an MSR portfolio with an unpaid principal balance of

$
334

million for a sales price of $
4.0

million,
recognizing a $
1.38

million gain on sale, recorded

in other noninterest income on the Consolidated

Statement of Income.

In
2022, the Company sold an MSR portfolio with an unpaid principal balance of $
50

million for a sales price of $
0.6

million
recognizing a $
0.2

million gain on sale, recorded

in other noninterest income on the Consolidated Statement

of Income.
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the years ended December 31,
2024

and 2023.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights at December 31, was
as follows:

2024 2023
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
9.14%
18.88%
11.23%
17.79%
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
13.44
% at December 31, 2024 and
14.22
% at December 31, 2023.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
December 31, 2024:

Amounts
(Dollars in Thousands) Outstanding
$
25

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.00%

to plus
3.00%
, with a floor rate of
3.25%

to
4.25%
.

A cash pledge deposit of $
0.1

million is
required by the lender.
$
1,948
$
25

million warehouse line of credit agreement expiring in
March 2025
.

Interest is at the SOFR plus
2.75%

to
3.25%
.
-
$
1,948
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2023, warehouse line borrowings totaled
$
8.4

million.

At December 31, 2024, the Company had mortgage loans held for sale pledged as collateral under the above
warehouse lines of credit and master repurchase agreements.

The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets and maximum debt to net
worth ratio, as defined in the agreements.

The Company was in compliance with all significant debt covenants at December

31,
2024.

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

The balance of this line of credit at December 31, 2024 and December 31,
2023 was $
32.8

million and $
31.4

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
debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at December 31, 2024 and 2023 were designated as a cash flow hedge for subordinated debt.

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
December 31, 2024
Other Assets $
30,000
$
5,319

5.5
December 31, 2023 Other Assets $
30,000
$
5,317

6.5
The following table presents the net gains (losses) recorded in AOCI and the

Consolidated Statement of Income related to the
cash flow derivative instruments (interest rate swaps related to subordinated debt).

Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
December 31, 2024 Interest Expense $
3,971

$
1,459

December 31, 2023 Interest Expense $
3,969

$
1,395

December 31, 2022 Interest Expense $
4,625

$
337

The Company estimates there will be approximately $
1.1

million reclassified as a decrease to interest expense within the next 12 months.
At December 31, 2024 and 2023, the Company had a collateral liability of

$
5.5

million.
Note 6
PREMISES AND EQUIPMENT
The composition of the Company’s

premises and equipment at December 31 was as follows:

(Dollars in Thousands) 2024 2023
Land $
22,251
$
22,393
Buildings
111,313
110,472
Fixtures and Equipment
64,528
61,051
Total Premises and Equipment
198,092
193,916
Accumulated Depreciation
(116,140)
(112,650)
Premises and Equipment, Net $
81,952
$
81,266
Depreciation expense for the above premises and equipment was approximately

$
7.7
. million, $
7.9

million, and $
7.6

million in
2024, 2023, and 2022, respectively
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

At December 31, 2024, the operating lease ROU assets and liabilities were $
24.9
million and $
25.5

million, respectively.

At December 31, 2023, the operating lease ROU assets and liabilities were $
27.0

million
and $
27.4

million, respectively. The

Company recognized $
0.7

million of rental income during the 12 months ended December
31, 2024 for a lease that terminated in February 2025. The Company does not have any finance leases.
The table below summarizes our lease expense and other information at

December 31, related to the Company’s

operating leases:

(Dollars in Thousands) 2024 2023 2022
Operating lease expense
$
3,347
$
2,919
$
1,719
Short-term lease expense
838
622
658
Total lease expense $
4,185
$
3,541
$
2,377
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
$
3,147
$
2,847
$
1,937
Right-of-use assets obtained in exchange for new operating lease liabilities
395
6,748
12,475
Weighted-average

remaining lease term — operating leases (in years)
16.4
16.9
19.5
Weighted-average

discount rate — operating leases
3.6
%
3.5
%
3.1
%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) December 31, 2024
2025 $
3,263
2026
3,121
2027
2,888
2028
2,633
2029
2,467
2030 and thereafter
18,223
Total $
32,595
Less: Interest
(7,056)
Present Value

of Lease Liability
$
25,539
A related party is the lessor in an operating lease with the Company.

The terms of this lease agreement are further described in
Note 19 – Related Party Transactions.
In December 2024, the Company entered into a sale leaseback agreement related to the sale of an office location.

This agreement
contained a two-year

operating lease which resulted in the recognition of a right-of-use asset and lease liability.

Further, the sale
resulted in a gain on sale of $
0.7

million included in other noninterest income.

Note 8
GOODWILL AND OTHER INTANGIBLES
At December 31, 2024 and 2023, the Company had goodwill of $
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
0.2
million in each of 2024 and 2023.

The intangible asset balance as of December 31, 2024 and December 31, 2023 was $
1.0
million and $
1.2

million, respectively. The

estimated amortization expense for each of the seven succeeding fiscal years is $
0.2
million per year.
During the fourth quarter of 2024, the Company performed its annual goodwill impairment testing and determined that
no
goodwill impairment existed at December 31, 2024 and
no

goodwill impairment existed at December 31, 2023.

The Company
will continue to evaluate goodwill for impairment as defined by ASC Topic

350.
Note 9
OTHER REAL ESTATE

OWNED
The following table presents other real estate owned activity at December 31,

(Dollars in Thousands) 2024 2023 2022
Beginning Balance $
1
$
431
$
17
Additions
979
1,512
2,398
Valuation

Write-Downs
-
(16)
(11)
Sales
(613)
(1,926)
(1,973)
Ending Balance $
367
$
1
$
431

Net expenses applicable to other real estate owned for the three years ended December

31, was as follows:
(Dollars in Thousands) 2024 2023 2022
Gains from the Sale of Properties $
(980)
$
(2,072)
$
(480)
Losses from the Sale of Properties
1
3
47
Rental Income from Properties
(5)
-
(21)
Property Carrying Costs
116
84
106
Valuation

Adjustments
-
16
11
Total $
(868)
$
(1,969)
$
(337)
Note 10
DEPOSITS
The composition of the Company’s

interest bearing deposits at December 31 was as follows:

(Dollars in Thousands) 2024 2023
NOW Accounts $
1,285,281
$
1,327,420
Money Market Accounts
404,396
319,319
Savings Deposits
506,766
547,634
Time Deposits
169,280
129,515
Total Interest Bearing

Deposits
$
2,365,723
$
2,323,888
At December 31, 2024 and 2023, $
1.2

million and $
1.0

million in overdrawn deposit accounts were reclassified as loans, respectively.

The amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $
56.8

million and $
14.7

million at
December 31, 2024 and 2023, respectively.
At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands) 2024
2025 $
149,244
2026
9,696
2027
7,099
2028
1,755
2029
1,486
Total $
169,280

Interest expense on deposits for the three years ended December 31, was as follows:
(Dollars in Thousands) 2024 2023 2022
NOW Accounts $
16,835
$
12,375
$
2,800
Money Market Accounts
9,957
3,670
203
Savings Deposits
723
598
309
Time Deposits < $250,000
3,579
117
129
Time Deposits > $250,000
1,068
822
3
Total Interest Expense $
32,162
$
17,582
$
3,444
Note 11
SHORT-TERM BORROWINGS
Short-term borrowings included the following:

(Dollars in Thousands)
Federal Funds
Purchased
Securities

Sold Under
Repurchase
Agreements (1)
Other

Short-Term
Borrowings (2)
2024
Balance at December 31 $
-
$
26,240
$
2,064
Maximum indebtedness at any month end
-
29,339
10,003
Daily average indebtedness outstanding
1
26,970
4,881
Average rate paid

for the year
5.55
%
3.11
%
4.94
%
Average rate paid

on period-end borrowings
-
%
2.72
%
3.00
%
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
(2)
Comprised of warehouse lines of credit totaling $
1.9

million and $
8.4

million at December 31, 2024 and 2023, respectively.

Note 12
LONG-TERM BORROWINGS
Federal Home Loan Bank Advances.

The Company had one FHLB long-term advance for $
0.3

million at December 31, 2023.
This outstanding balance was reclassified to Short-Term

Borrowings in 2024,
matures in 2025, and has a rate of 4.80%.

FHLB
advances are collateralized by a floating lien on certain 1-4 family residential mortgage loans, commercial real estate mortgage
loans, and home equity mortgage loans.

Interest on the FHLB advances is paid on a monthly basis.
Long-term Notes Payable
.

During 2024, the Company entered into
two

notes payable totaling $
0.8

million with the third-party
vendor for its retail brokerage platform.

The notes mature in 2031 and accrue interest at the minimum federal rate per annum
published by the Internal Revenue Service.

The notes are forgivable in annual installments commencing
one year

after the
issuance date.

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

At December 31, 2024, the Company has paid all interest payments in full.

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

(Dollars in Thousands) 2024 2023 2022
Current:
Federal $
13,388
$
11,630
$
10,646
State
1,568
1,893
1,022
14,956
13,523
11,668
Deferred:
Federal
(877)
(391)
(2,994)
State
(116)
(351)
(899)
Change in Valuation

Allowance
(39)
259
23
(1,032)
(483)
(3,870)
Total:
Federal
12,511
11,239
7,652
State
1,452
1,542
123
Change in Valuation

Allowance
(39)
259
23
Total $
13,924
$
13,040
$
7,798
Income taxes provided were different than the tax expense

computed by applying the statutory federal income tax rate of
21
% to
pre-tax income as a result of the following:

(Dollars in Thousands) 2024 2023 2022
Tax Expense at Federal

Statutory Rate
$
13,769
$
13,411
$
8,625
Increases (Decreases) Resulting From:
Tax-Exempt Interest

Income
(161)
(259)
(248)
Other
(929)
(1,695)
(546)
State Taxes, Net of Federal

Benefit
1,145
1,218
94
Change in Valuation

Allowance
(39)
259
23
Tax-Exempt Cash Surrender

Value

Life Insurance Benefit
(201)
(187)
(175)
Noncontrolling Interest
340
293
25
Actual Tax Expense $
13,924
$
13,040
$
7,798
Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting
purposes and for income tax return purposes.

These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.

The net deferred tax asset and the temporary differences comprising that balance at December 31, 2024 and 2023 are as follows:

(Dollars in Thousands) 2024 2023
Deferred Tax Assets Attributable

to:
Allowance for Credit Losses $
7,168
$
7,236
Accrued Pension/SERP
-
144
State Net Operating Loss and Tax

Credit Carry-Forwards
1,976
2,069
Other Real Estate Owned
964
887
Accrued SERP Liability
2,548
2,594
Lease Liability
5,639
5,911
Net Unrealized Losses on Investment Securities
6,779
8,601
Other
2,808
2,665
Investment in Partnership
4,404
3,241
Total Deferred

Tax Assets
$
32,286
$
33,348
Deferred Tax Liabilities

Attributable to:
Depreciation on Premises and Equipment $
3,538
$
3,733
Deferred Loan Fees and Costs
3,543
2,614
Intangible Assets
3,378
3,344
Accrued Pension/SERP
3,302
-
Accrued Pension Liability
1,217
1,688
Right of Use Asset
5,510
5,829
Investments
469
469
Other
1,784
1,851
Total Deferred

Tax Liabilities
22,741
19,528
Valuation

Allowance
1,891
1,930
Net Deferred Tax Asset $
7,654
$
11,890
In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of certain state net
operating loss carry-forwards and certain state tax credit carry-forwards expected to expire prior to utilization, will be realized.

Accordingly, a valuation

allowance of $
1.9

million is recorded at December 31, 2024 and December 31, 2023.

At December 31,
2024, the Company had state loss and tax credit carry-forwards of approximately

$
2.0

million, which expire at various dates from
2025

through
2037 .
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:.

(Dollars in Thousands) 2024 2023 2022
Balance at January 1, $
233
$
136
$
52
Additions Based on Tax

Positions Related to Current Year
83
97
84
Balance at December 31 $
316
$
233
$
136
Of this total, $
0.3

million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the
effective tax rate in future periods. The Company does not

expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

It is the Company’s policy to recognize

interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.

There were
no

penalties and interest related to income taxes recorded in the Consolidated
Statements of Income for the years ended December 31, 2024, 2023,

and 2022.

There were
no

amounts accrued in the
Consolidated Statements of Financial Condition for penalties and interest as of December 31, 2024 and 2023.
The Company files a consolidated U.S. federal income tax return and a separate U.S. federal income tax return for CCHL. Each
subsidiary files various returns in states where its banking offices are located.

The Company is generally no longer subject to
U.S. federal or state tax examinations for years before 2021.

Note 14
STOCK-BASED COMPENSATION

At December 31, 2024, the Company had three stock-based compensation plans, consisting of the 2021 Associate Incentive Plan
(“AIP”), the 2021 Associate Stock Purchase Plan (“ASPP”), and

the 2021 Director Stock Purchase Plan (“DSPP”).

These plans,
which were approved by the shareowners in April 2021, replaced substantially similar plans approved by the shareowners in
2011.

Total compensation

expense associated with these plans for the years ended December 31, 2024, 2023 and 2022 was $
2.7
million, $
2.1

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

At base level targets, the grant-date fair value of the
shares eligible to be awarded in 2024 was approximately $
0.9

million.

For 2024, a total of
33,037

shares were eligible for
issuance, but additional shares could be earned if performance exceeded established goals.

A total of
51,676

shares were earned
for 2024 that were issued in January 2025.

For the years ended December 31, 2024, 2023 and 2022, Directors earned
10,870
,

8,840

and
11,847

shares, respectively, under

the Plan. The Company recognized expense of $
1.8

million, $
1.1

million, and $
1.9
million for the years ended December 31, 2024, 2023 and 2022, respectively

,

related to the AIP.

Executive Long-Term

Incentive Plan (“LTIP”)
.

The Company has established a Performance Share Unit Plan under the provisions of the AIP that allows William G. Smith, Jr.,

the Chairman, President, and Chief Executive Officer of CCBG, Inc.

and
Thomas A. Barron, the President of CCB to earn shares based on the compound annual growth rate in diluted earnings per share
over a three-year period.

The Company recognized expense of $
0.7

million, $
0.9

million, and $
0.2

million for the years ended
December 31, 2024, 2023 and 2022, respectively.

Shares issued under the plan were
17,334
,
4,909
, and
6,849

for the years ended
December 31, 2024, 2023 and 2022, respectively.

A total of
15,092

shares were earned in 2024 that were issued in January 2025.

After deducting the shares earned, but not issued, in 2024 under the AIP and LTIP,
414,609

shares remain eligible for issuance
under the 2021 AIP.
DSPP.

The Company’s DSPP allows the directors

to purchase the Company’s common

stock at a price equal to
90
% of the
closing price on the date of purchase.

Stock purchases under the DSPP are limited to the amount of the directors’ annual retainer and meeting fees.

Under the DSPP,

there were
300,000

shares reserved for issuance.

The Company recognized $
0.1

million in
expense under the DSPP for each of the years ended December 31, 2024,

2023

and 2022.

The Company issued shares under the
DSPP totaling
14,969
,
13,090

and
14,977

for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31,
2024, there were
237,602

shares eligible for issuance under the DSPP.
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

Under the ASPP,

there were
400,000

shares of common stock
reserved for issuance.

The Company recognized $
0.2

million, $0.1 million and $
0.1

million in expense under the ASPP for each
of the years ended December 31, 2024, 2023 and 2022, respectively.

The Company issued shares under the ASPP totaling
37,019
,
17,651

and
31,101

for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024,
292,103
shares remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights
granted under the ASPP was $
4.74

for 2024.

For 2023 and 2022, the weighted average fair value purchase right granted was
$
5.32

and $
4.03
, respectively.

In calculating compensation, the fair value of each stock purchase right was estimated on the date
of grant using the following weighted average assumptions:

2024 2023 2022
Dividend yield
3.0
%
2.3
%
2.4
%
Expected volatility
21.1
%
22.5
%
17.6
%
Risk-free interest rate
4.8
%
5.1
%
1.4
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
72
, per the SECURE Act 1.0. During 2023 and effective January 1, 2023, the Plan was amended increasing the
required minimum distribution age to
73
, per the SECURE Act 2.0. Benefits under this plan generally are based on the associate’s total years of service and average of the five

highest years of compensation during the
ten years

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

(Dollars in Thousands) 2024 2023 2022
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
120,287
$
108,151
$
172,508
Service Cost
3,715
3,488
6,289
Interest Cost
6,097
5,831
4,665
Actuarial (Gain) Loss
(1,974)
6,936
(39,962)
Benefits Paid
(4,829)
(3,843)
(2,139)
Expenses Paid
(277)
(276)
(416)
Settlements
-
-
(32,794)
Projected Benefit Obligation at End of Year $
123,019
$
120,287
$
108,151
Change in Plan Assets:
Fair Value

of Plan Assets at Beginning of Year
$
125,295
$
104,276
$
165,274
Actual Return on Plan Assets
20,288
19,138
(25,649)
Employer Contributions
-
6,000
-
Benefits Paid
(4,829)
(3,843)
(2,139)
Expenses Paid
(277)
(276)
(416)
Settlements
-
-
(32,794)
Fair Value

of Plan Assets at End of Year
$
140,477
$
125,295
$
104,276
Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other (Assets) Liabilities $
(17,458)
$
(5,008)
$
3,875
Accumulated Benefit Obligation at End of Year $
105,201
$
102,642
$
91,770
Components of Net Periodic Benefit Costs:
Service Cost $
3,715
$
3,488
$
6,289
Interest Cost
6,097
5,831
4,665
Expected Return on Plan Assets
(8,117)
(6,805)
(10,701)
Amortization of Prior Service Costs
-
5
15
Net Loss Amortization
165
934
1,713
Net Loss Settlements
-
-
2,321
Net Periodic Benefit Cost $
1,860
$
3,453
$
4,302
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
5.82%
5.29%
5.63%
Rate of Compensation Increase (1)
4.75%
5.10%
5.10%
Measurement Date 12/31/24 12/31/23 12/31/22
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
5.29%
5.63%
3.11%
Expected Return on Plan Assets
6.75%
6.75%
6.75%
Rate of Compensation Increase (1)
4.75%
5.10%
4.40%
Amortization Amounts from Accumulated Other Comprehensive Loss:
Net Actuarial Gain

$
(14,145)
$
(5,397)
$
(3,612)
Prior Service Cost
-
(5)
(15)
Net Loss
(165)
(934)
(4,034)
Deferred Tax Expense
3,628
1,606
1,942
Other Comprehensive Gain, net of tax $
(10,682)
$
(4,730)
$
(5,719)
Amounts Recognized in Accumulated Other Comprehensive (Gain) Loss:
Net Actuarial (Gain) Loss $
(12,988)
$
1,322
$
7,653
Prior Service Cost
-
-
5
Deferred Tax Expense

(Benefit)
3,293
(335)
(1,941)
Accumulated Other Comprehensive (Gain) Loss, net of tax $
(9,695)
$
987
$
5,717
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.
During 2022, lump sum payments made under the Company’s

defined benefit pension plan triggered settlement accounting, which resulted in $
2.3

million of settlement losses during 2022 in accordance with applicable accounting guidance for defined
benefit plans.

The Company recorded
no

settlement losses during 2024 and 2023.

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
December 31, 2024 as a component of net periodic benefit cost during 202

5.
Plan Assets.
The Company’s pension

plan asset allocation at December 31, 2024 and 2023, and the target asset allocation for
2024 are as follows:

Target Percentage of Plan
Allocation Assets at December 31 (1)
2025 2024 2023
Equity Securities
68
%
73
%
70
%
Debt Securities
27
%
20
%
18
%
Cash and Cash Equivalents
5
%
7
%
12
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
75
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

Measurements).

(Dollars in Thousands) 2024 2023
Level 1:
U.S. Treasury Securities $
17,039
$
16,126
Mutual Funds
111,426
92,991
Cash and Cash Equivalents
9,010
15,717
Level 2:
Corporate Notes/Bonds
3,002
461
Total Fair Value

of Plan Assets
$
140,477
$
125,295

Expected Benefit Payments.

At December 31, expected benefit payments related to the defined benefit pension plan were as
follows:
(Dollars in Thousands) 2024
2025 $
12,571
2026
11,522
2027
10,958
2028
9,503
2029
9,430
2030 through 2034
48,260
Total $
102,244

Contributions.

The following table details the amounts contributed to the pension plan in 2024 and 2023, and the expected
amount to be contributed in 2025.

Expected
Contribution
(Dollars in Thousands)
2023 2024
2025 (1)
Actual Contributions $
6,000
$
-
$
5,000
(1)

For 2025, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

(Dollars in Thousands) 2024 2023 2022
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
9,204
$
10,948
$
13,534
Service Cost
37
18
31
Interest Cost
454
501
315
Actuarial (Gain) Loss
198
201
(2,932)
Plan Amendments
239
-
-
Net Settlements
-
(2,464)
-
Projected Benefit Obligation at End of Year $
10,132
$
9,204
$
10,948
Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities $
10,132
$
9,204
$
10,948
Accumulated Benefit Obligation at End of Year $
9,580
$
8,943
$
10,887
Components of Net Periodic Benefit Costs:
Service Cost $
37
$
18
$
31
Interest Cost
454
501
315
Amortization of Prior Service Cost
-
151
277
Net Loss Amortization
(281)
(531)
718
Net Gain Settlements
-
(291)
-
Net Periodic Benefit Cost $
210
$
(152)
$
1,341
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
5.57%
5.11%
5.45%
Rate of Compensation Increase (1)
4.75%
5.10%
5.10%
Measurement Date 12/31/24 12/31/23 12/31/22
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
5.11%
5.45%
2.80%
Rate of Compensation Increase (1)
4.75%
5.10%
4.40%
Amortization Amounts from Accumulated Other Comprehensive Loss:
Net Actuarial Loss (Gain) $
198
$
201
$
(2,932)
Prior Service (Benefit) Cost
239
(151)
(277)
Net Gain (Loss)
281
531
(718)
Settlement Gain

-
291
-
Deferred Tax (Benefit)

Expense
(183)
(222)
995
Other Comprehensive Loss (Gain), net of tax $
535
$
650
$
(2,932)
Amounts Recognized in Accumulated Other Comprehensive Gain:
Net Actuarial Gain $
(275)
$
(753)
$
(1,775)
Prior Service Cost
239
-
151
Deferred Tax Benefit

9
191
412
Accumulated Other Comprehensive Gain, net of tax $
(27)
$
(562)
$
(1,212)
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.
The Company expects to recognize approximately $
15,000

of the net actuarial gain reflected in accumulated other comprehensive loss at December 31, 2024 as a component of net periodic benefit cost during

2025.

In June 2023, lump sum retirement distributions to two plan participants required the application of settlement accounting.

The
amount of the settlement gain was $
0.3

million.

Expected Benefit Payments . As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands) 2024
2025 $
9,351
2026
95
2027
116
2028
137
2029
129
2030 through 2034
1,121
Total $
10,949
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
3
% of their compensation.

For 2024, the
Company made annual matching contributions of $
1.9

million.

For 2023 and 2022, the Company made annual matching
contributions of $
1.7

million and $
1.4

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

For 2024, 2023, and 2022,
matching contributions were made by CCHL up to
3
% of eligible participant’s

compensation totaling $
0.4

million for each
respective year.

Other Plans
The Company has an Amended and Restated Dividend Reinvestment Plan (the

“DRIP”). The DRIP is an “Open Market Only”
plan, which means that shares that participants receive under the DRIP will only be purchased by the plan agent in the open
market. The Company did
no
t issue any new shares under the DRIP in 2024, 2023 and 2022.
Note 16
EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands) 2024 2023 2022
Numerator:
Net Income Attributable to Common Shareowners $
52,915
$
52,258
$
33,412
Denominator:
Denominator for Basic Earnings Per Share Weighted

-Average Shares
16,943
16,987
16,951
Effects of Dilutive Securities Stock Compensation

Plans
26
36
34
Denominator for Diluted Earnings Per Share Adjusted Weighted

-Average

Shares and Assumed Conversions
16,969
17,023
16,985
Basic Earnings Per Share $
3.12
$
3.08
$
1.97
Diluted Earnings Per Share $
3.12
$
3.07
$
1.97

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

Considerations – Capital Regulations” section on page 17.
Management believes, at December 31, 2024 and 2023, that the Company and the Bank meet all capital adequacy requirements to
which they are subject.

At December 31, 2024, the most recent notification from the Federal Deposit Insurance

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

The Company and Bank’s actual capital

amounts and ratios at December 31, 2024 and 2023 are
presented in the following table.

To Be Well

-
Capitalized Under
Required Prompt
For Capital Corrective
Actual Adequacy Purposes Action Provisions
(Dollars in Thousands) Amount Ratio Amount Ratio Amount Ratio
2024
Common Equity Tier 1:
CCBG
$

412,445
15.54%
$
119,437
4.50%
* *
CCB
405,313
15.24%
119,708
4.50%
$
172,912
6.50%
Tier 1 Capital:
CCBG

463,445
17.46%
159,249
6.00%
* *
CCB
405,313
15.24%
159,611
6.00%
212,814
8.00%
Total Capital:
CCBG
494,851
18.64%
212,332
8.00%
* *
CCB
436,719
16.42%
212,814
8.00%
266,018
10.00%
Tier 1 Leverage:
CCBG
463,445
11.05%
167,764
4.00%
* *
CCB
405,313
9.67%
167,627
4.00%
209,533
5.00%
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

In 2025, the bank subsidiary may declare dividends without regulatory approval of
$
50.2

million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2025 up to the date of any such
dividend declaration.

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
5,512
1
10,147
15,660
Balance as of December 31, 2024 $
(20,179)
$
3,971
$
9,722
$
(6,486)
Balance as of January 1, 2023 $
(37,349)
$
4,625
$
(4,505)
$
(37,229)
Other comprehensive income (loss) during the period
11,658
(655)
4,080
15,083
Balance as of December 31, 2023 $
(25,691)
$
3,970
$
(425)
$
(22,146)
Balance as of January 1, 2022 $
(4,588)
$
1,530
$
(13,156)
$
(16,214)
Other comprehensive (loss) income during the period
(32,761)
3,095
8,651
(21,015)
Balance as of December 31, 2022 $
(37,349)
$
4,625
$
(4,505)
$
(37,229)
Note 19
RELATED PARTY

TRANSACTIONS
At December 31, 2024 and 2023, certain officers and directors were indebted to the Bank in the aggregate amount of $
4.8

million
and $
6.3

million, respectively.

During 2024 and 2023, $
0.7

million and $
1.7

million in new loans were made, respectively,

and
repayments totaled $
2.2

million and $
2.7

million, respectively.

These loans were all current at December 31, 2024 and 2023.
Deposits from certain directors, executive officers, and

their related interests totaled $
42.7

million and $
36.9

million at December
31, 2024 and 2023, respectively.
The Company leases land from a partnership (Smith Interests General

Partnership L.L.P.)

in which William G. Smith, Jr.

has an
interest.

The Company made lease payments totaling $
0.1

million in 2024 and $
0.2

million in 2023.

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

each with rental increases of
5
% at each extension. Further, in accordance

with this lease agreement, the Company made a $
0.5

million payment in May 2024
to the lessor as reimbursement for a portion of the costs related to the development of subject property to support the construction
of a new banking office by the Company.

William G. Smith, III, the son of our Chairman,

President and Chief Executive Officer,

William G. Smith, Jr.,

is employed as
Chief Lending Officer at Capital City Bank.

In 2024, William G. Smith, III’s

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

(Dollars in Thousands) 2024 2023 2022
Legal Fees $
1,724
$
1,721
$
1,413
Professional Fees
6,311
6,245
5,437
Telephone
2,857
2,729
2,851
Advertising
3,111
3,349
3,208
Processing Services
8,411
6,984
6,534
Insurance – Other
3,137
3,120
2,409
Pension – Other
(1,675)
76
(3,043)
Pension – Settlement
-
(291)
2,321
Other
12,736
11,643
14,411
Total $
36,612
35,576
35,541
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

2024 2023
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit
(1)
$
184,223
$
479,191
$
663,414
$
207,605
$
534,745
$
742,350
Standby Letters of Credit
7,287
-
7,287
6,094
-
6,094
Total $
191,510
$
479,191
$
670,701
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

(Dollars in Thousands) 2024 2023 2022
Beginning Balance $
3,191
$
2,989
$
2,897
Provision for Credit Losses
(1,036)
202
92
Ending Balance $
2,155
$
3,191
$
2,989
Other Commitments
.

In the normal course of business, the Company enters into lease commitments which are classified as
operating leases.

See Note 7 – Leases for additional information on the maturity of the Company’s operating lease commitments.

The Company has an outstanding commitment of up to $
1.0

million in a bank tech venture capital fund focused on finding and funding technology solutions for community banks. At December 31,

2024, the amount remaining to be funded for the bank tech
venture capital commitment was $
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

Quarterly fixed
payments totaled $
0.7

million for 2024, $
0.8

million for 2023, and $
0.9

million for 2022.

Conversion ratio payments totaled $
0.5
million in 2024 due to a revision to the share conversion rate related to additional funding by VISA of the merchant litigation
reserve.

At December 31, 2024 and December 31, 2023, there was
no

amounts payable.

There was $
0.1

million payable at
December 31, 2022.
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
the period.

There were
no

amounts payable at December 31, 2024 and December 31, 2023.

A summary of fair values for assets and liabilities at December 31 consisted of the following:

(Dollars in Thousands)
Level 1 Level 2 Level 3
Total

Fair
Inputs Inputs Inputs Value
2024
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
105,801
$
-
$
-
$
105,801
U.S. Government Agency
-
143,127
-
143,127
States and Political Subdivisions
-
39,382
-
39,382
Mortgage-Backed Securities
-
55,477
-
55,477
Corporate Debt Securities
-
51,462
-
51,462
Equity Securities
-
-
2,399
2,399
Loans Held for Sale
-
28,672
-
28,672
Interest Rate Swap Derivative
-
5,319
-
5,319
Forward Sales Contracts
-
96
-
96
Residential Mortgage Loan Commitments ("IRLC")
-
-
248
248
2023
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
24,679
$
-
$
-
$
24,679
U.S. Government Agency
-
145,034
-
145,034
State and Political Subdivisions
-
39,083
-
39,083
Mortgage-Backed Securities
-
63,303
-
63,303
Corporate Debt Securities
-
57,552
-
57,552
Equity Securities
-
-
3,450
3,450
Loans Held for Sale
-
28,211
-
28,211
Interest Rate Swap Derivative
-
5,317
-
5,317
Residential Mortgage Loan Commitments ("IRLC")
-
-
523
523
LIABILITIES:
Forward Sales Contracts $
-
$
209
$
-
$
209
Mortgage Banking Activities.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
7.1
million and $
14.1

million, respectively,

for the year ended December 31, 2024.

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

million at December 31, 2024.

Collateral dependent loans had a carrying value of $
3.3

million with a valuation allowance of
$
0.1

million at December 31, 2023.

Other Real Estate Owned
.

During 2024 and 2023, certain foreclosed assets, upon initial recognition, were measured and reported
at fair value through a charge-off to the allowance

for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

At December 31, 2024 and 2023, these assets were recorded at fair value, which is determined by an independent
valuation or professional appraisal in conformance with banking regulations.

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

At December 31, 2024 and 2023, there was
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

A summary of estimated fair values of significant financial instruments at December

31 consisted of the following:

2024
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
70,543
$
70,543
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
321,311
321,311
-
-
Investment Securities, Held to Maturity
567,155
361,529
182,931
-
Other Equity Securities
(1)
2,848
-
2,848
-
Mortgage Servicing Rights
933
-
-
1,616
Loans, Net of Allowance for Credit Losses
2,622,299
-
-
2,457,883
LIABILITIES:
Deposits $
3,671,977
$
-
$
3,046,926
$
-
Short-Term

Borrowings
28,304
-
28,304
-
Subordinated Notes Payable
52,887
-
42,530
-
Long-Term Borrowings
794
-
794
-

2023
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
83,118
$
83,118
$
-
$
-
Short-Term Investments
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
(1)
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
Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share

Data)
2024 2023
ASSETS
Cash and Due From Subsidiary Bank $
70,721
$
54,004
Equity Securities
622
569
Investment in Subsidiary Bank
483,632
445,441
Goodwill and Other Intangibles
3,678
3,838
Other Assets
4,072
10,758
Total Assets $
562,725
$
514,610

LIABILITIES
Subordinated Notes Payable $
52,887
$
52,887
Other Liabilities
14,521
21,098
Total Liabilities
67,408
73,985

SHAREOWNERS’ EQUITY
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
16,974,513

and
16,950,222
shares issued and outstanding at December 31, 2024 and 2023, respectively
170
170
Additional Paid-In Capital
37,684
36,326
Retained Earnings
463,949
426,275
Accumulated Other Comprehensive Loss, Net of Tax
(6,486)
(22,146)
Total Shareowners’

Equity
495,317
440,625
Total Liabilities and Shareowners’

Equity
$
562,725
$
514,610

The operating results of the parent company for the three years ended December

31 are shown below:
Parent Company Statements of Operations

(Dollars in Thousands) 2024 2023 2022
OPERATING INCOME
Income Received from Subsidiary Bank:
Administrative Fees $
6,334
$
6,367
$
5,396
Dividends
35,000
30,000
23,000
Other Income
306
453
253
Total Operating

Income
41,640
36,820
28,649

OPERATING EXPENSE
Salaries and Associate Benefits
5,433
4,257
5,034
Interest on Subordinated Notes Payable
2,450
2,427
1,652
Professional Fees
1,842
859
616
Advertising

234
214
232
Legal Fees
794
683
370
Other
1,667
1,670
2,186
Total Operating

Expense
12,420
10,110
10,090
Earnings Before Income Taxes

and Equity in Undistributed
Earnings of Subsidiary Bank
29,220
26,710
18,559
Income Tax Benefit
(828)
(650)
(661)
Earnings Before Equity in Undistributed Earnings of Subsidiary Bank
30,048
27,360
19,220
Equity in Undistributed Earnings of Subsidiary Bank
22,867
24,898
14,192
Net Income Attributable to Common Shareowners $
52,915
$
52,258
$
33,412

The cash flows for the parent company for the three years ended December 31 were as follows:
Parent Company Statements of Cash Flows

(Dollars in Thousands) 2024 2023 2022
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net Income Attributable to Common Shareowners $
52,915
$
52,258
$
33,412
Adjustments to Reconcile Net Income to Net Cash Provided By

Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank
(22,867)
(24,898)
(14,192)
Stock Compensation
1,801
1,468
1,278
Amortization of Intangible Asset
160
160
160
Increase in Other Assets
6,686
(117)
(336)
Increase in Other Liabilities
(6,191)
(1,557)
5,847
Net Cash Provided By Operating Activities $
32,504
$
27,314
$
26,169
CASH FROM INVESTING ACTIVITIES:
Purchase of Equity Securities $
(52)
$
(369)
$
(79)
Decrease (Increase) in Investment in Subsidiaries
-
-
770
Net Cash (Used in) Provided by Investing Activities $
(52)
$
(369)
$
691
CASH FROM FINANCING ACTIVITIES:
Dividends Paid
(14,906)
(12,905)
(11,191)
Issuance of Common Stock Under Compensation Plans
1,501
937
1,300
Payments to Repurchase Common Stock
(2,330)
(3,710)
-
Net Cash Used In Financing Activities $
(15,735)
$
(15,678)
$
(9,891)
Net Increase in Cash and Due from Subsidiary Bank
16,717
11,267
16,969
Cash and Due from Subsidiary Bank at Beginning of Year
54,004
42,737
25,768
Cash and Due from Subsidiary Bank at End of Year $
70,721
$
54,004
$
42,737
Note 24
SEGMENT REPORTING
The Company operates a single reportable business segment that is comprised of commercial banking within the states of Florida,
Georgia, and Alabama.

The Company’s CEO is deemed

the Chief Operating Decision Maker (“CODM”). The CODM evaluates the financial performance of the Company by evaluating revenue streams, significant expenses, and budget to actual results in
assessing the Company’s

single reporting segment and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against peers and to evaluate performance and allocate resources.

Significant revenue and
expense categories evaluated by the CODM are consistent with the presentation of the Consolidated Statement of Income and
components of other noninterest expense as presented in Note 20.

Note 25

SUBSEQUENT EVENT
On January 1, 2025, CCB completed its acquisition from BMG of the remaining
49
% membership interest in CCHL, and CCHL
became a wholly owned subsidiary of CCB (See Note 1 – Significant Accounting

Policies). CCHL has been consolidated into
CCBG’s financial statements since

March 1, 2020. In accordance with the Assignment of Membership

Interests, dated November
15, 2024, CCB paid $
4.5

million on January 13, 2025 as part of the purchase price. BMG may earn additional payments for the
three-year

period (2025-2027) in the form of annual earnout payments in accordance with CCHL’s operating agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.

Controls and Procedures
Evaluation of Disclosure Controls

and Procedures

for 2024.

At December 31, 2024, the end of the period covered by this
Annual Report on Form 10-K, our management, including our Chief

Executive Officer and Chief Financial Officer,

evaluated the
effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).
Based upon that evaluation, our Chief Executive Officer

and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s

Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and
maintaining effective internal control over financial

reporting (as such term is defined in Rule 13a-15(f) under the Securities
Exchange Act of 1934).

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

Sponsoring Organizations of the Treadway

Commission
(2013 framework) (the COSO criteria).

Based on this evaluation under the framework in Internal Control -

Integrated
Framework, our management has concluded that our internal control over financial reporting, as such term is defined in Exchange
Act Rule 13a-15(f), was effective as of December 31, 2024.

Forvis Mazars, LLP,

an independent registered public accounting firm, has audited our consolidated financial statements as of and
for the year ended December 31, 2024, and opined as to the effectiveness of internal control over financial reporting at December
31, 2024, as stated in its report, which is included herein on page 129.
Remediation of Previously Reported Material Weakness

A material weakness is a deficiency,

or a combination of deficiencies, in internal control over financial reporting such that there is
a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be
prevented or detected on a timely basis. As reported in our Annual Report on

Form 10-K for the year ended December 31, 2023,
as amended (the “2023 Form 10-K”), we did not maintain effective internal control over financial reporting as of December 31,
2023 as a result of a material weakness in our internal control over financial reporting for the review of significant inter-company
mortgage loan sales and servicing transactions was not designed effectively.

Further, financial information obtained for certain
construction/permanent loan activity was not in sufficient detail to appropriately classify this activity within the Statements of
Cash Flows. For more information regarding the previously identified material weakness, please see Item 9A in the 2023 Form
10-K under the section captioned “Existence of Material Weakness as of December 31, 2023.”

With oversight from the Audit Committee and

input from the Board of Directors, we devoted substantial resources to implement the controls as previously disclosed in the 2023 Form 10-K under the caption

“Remediation Plan.” We

have implemented and
completed our testing of the operating effectiveness of

the Remediation Plan controls and have concluded that the material weakness was remediated as of December 31, 2024.

Change in Internal Control.

There have been no changes in our internal control during our most recently completed fiscal quarter
that materially affected, or are likely to materially affect,

our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareowners, Board of Directors, and Audit Committee

Capital City Bank Group, Inc.

Tallahassee, Florida
Opinion on the Internal Control Over Financial Reporting
We have audited

Capital City Bank Group, Inc.’s (Company) internal

control over financial reporting as of December 31, 2024
based on criteria established in Internal Control – Integrated Framework: (2013)

issued by the Committee of Sponsoring
Organizations of the Treadway

Commission (COSO). In our opinion, the Company maintained, in all material respects, effective
internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control – Integrated
Framework: (2023)
issued by COSO.

We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(PCAOB), the consolidated financial statements of the Company as of December

31, 2024 and 2023, and for each of the three
years in the period ended December 31, 2024, and our report dated March 11,

2025 expressed an unqualified opinion on those
financial statements.
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
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over

financial reporting is a process designed to provide reasonable assurance regarding the
reliability of financial reporting and the preparation of reliable consolidated financial statements for external purposes in
accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those
policies and procedures that (1) pertain to the maintenance of records that,

in reasonable detail, accurately and fairly reflect the
transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as
necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that
receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of
the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or
disposition of the company’s

assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also,
projections of any evaluation of effectiveness to future

periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Forvis Mazars, LLP
Little Rock, Arkansas
March 11, 2025

Item 9B.

Other Information

During the three months ended December 31, 2024,
none

of our directors or officers (as defined in Rule 16a-1(f) under the
Exchange Act) adopted or
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
None.

Part III
Item 10.

Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s

2025 Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 11.

Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s

2025 Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Shareowners Matters.

The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s

2025 Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13.

Certain Relationships and Related Transactions,

and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s

2025 Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14.

Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s

2025 Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2024.

PART

IV
Item 15.

Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at the End of Fiscal Years

2024 and 2023

Consolidated Statements of Income for Fiscal Years

2024, 2023, and 2022

Consolidated Statements of Comprehensive Income for Fiscal Years

2024, 2023, and 2022
Consolidated Statements of Changes in Shareowners’ Equity for

Fiscal Years

2024, 2023, and 2022

Consolidated Statements of Cash Flows for Fiscal Years

2024, 2023, and 2022

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
3.2
Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.1 of the Registrant’s
Form 8-K (filed 12/20/2024) (No. 0-13358).
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
10.1
Capital City Bank Group, Inc. Amended and Restated Dividend Reinvestment Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/21/2024) (No. 0-13358).
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

10.6
Assignment of Membership Interests, dated as of November 15, 2024, by and between Capital City
Bank and BMGBMG, LLC – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form
8-K (filed 11/19/2024) (No. 0-13358).
19
Capital City Bank Group, Inc. Insider Trading Policy.*
21
Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2024.*
23
Consent of Independent Registered Public Accounting Firm.*
31.1
Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act
of 2002.*
31.2
Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act
of 2002.*
32.1
Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.*
32.2
Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.*
97
Clawback Policy – incorporated herein by reference to Exhibit 97 of the Registrant’s Form 10-K (filed
3/13/2024)(No.0-13358).
101.SCH

XBRL Taxonomy

Extension Schema Document*
101.CAL

XBRL Taxonomy

Extension Calculation Linkbase Document*
101.LAB

XBRL Taxonomy

Extension Label Linkbase Document*
101.PRE

XBRL Taxonomy

Extension Presentation Linkbase Document*
101.DEF

XBRL Taxonomy

Extension Definition Linkbase Document*
104

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*
Filed electronically herewith.

Item 16.

Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on March 11, 2025, on

its behalf by the undersigned, thereunto duly authorized.
CAPITAL CITY

BANK GROUP,

INC.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 11, 2025 by the
following persons in the capacities indicated.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on March 11, 2025, on

its behalf by the undersigned, thereunto duly authorized.
Directors:

/s/ Robert Antoine

/s/ Bonnie J. Davenport

Robert Antoine

Bonnie J. Davenport

/s/ Thomas A. Barron

/s/ William Eric Grant

Thomas A. Barron

William Eric Grant

/s/ William F.

Butler

/s/ Laura L. Johnson

William F.

Butler

Laura L. Johnson

/s/ Stanley W. Connally,

Jr.

/s/ John G. Sample, Jr.

Stanley W.

Connally, Jr

John G. Sample, Jr
/s/ Marshall M. Criser III /s/ William G. Smith, Jr.

Marshall M. Criser III

William G. Smith, Jr.
/s/ Kimberly A. Crowell /s/ Ashbel C. Williams

Kimberly A. Crowell

Ashbel C. Williams