Form 10-Q
period 2025-03-31
CAPITAL CITY BANK GROUP INC
filed 2025-04-30
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2025
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
At April 28, 2025,
17,054,945

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2025
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – March 31, 2025 and December 31, 2024 5
Consolidated Statements of Income – Three Months Ended March 31, 2025 and 2024 6
Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2025 and 2024 7
Consolidated Statements of Changes in Shareowners’ Equity – Three Months Ended March 31, 2025 and 2024 8
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2025 and 2024 9
Notes to Consolidated Financial Statements 10

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations
32

Item 3.

Quantitative and Qualitative Disclosure About Market Risk
48

Item 4.

Controls and Procedures
48

PART II –

Other Information

Item 1. Legal Proceedings 48

Item 1A. Risk Factors 48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 48

Item 3. Defaults Upon Senior Securities 48
Item 4. Mine Safety Disclosure 48
Item 5. Other Information 48

Item 6. Exhibits 49

Signatures

50

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

2024

(the “2024

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

PART

I.

FINANCIAL INFORMATION
Item 1.
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
(Unaudited)
March 31, December 31,
(Dollars in Thousands, Except Par Value) 2025

2024
ASSETS

Cash and Due From Banks $
78,521
$
70,543
Federal Funds Sold and Interest Bearing Deposits

446,042

321,311
Total Cash and Cash Equivalents

524,563

391,854

Investment Securities, Available

for Sale, at fair value (amortized cost of $
481,913

and $
429,033
)

461,224

403,345
Investment Securities, Held to Maturity (fair value of $
500,201

and $
544,460
)

517,176

567,155
Equity Securities
2,315

2,399
Total Investment

Securities

980,715

972,899

Loans Held For Sale, at fair value
21,441

28,672

Loans Held for Investment
2,660,770

2,651,550
Allowance for Credit Losses

(29,734)

(29,251)
Loans Held for Investment, Net

2,631,036

2,622,299

Premises and Equipment, Net

80,043

81,952
Goodwill and Other Intangibles

92,733

92,773
Other Real Estate Owned
132
367
Other Assets

130,570

134,116
Total Assets $
4,461,233
$
4,324,932

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,363,739
$
1,306,254
Interest Bearing Deposits

2,420,151

2,365,723
Total Deposits

3,783,890

3,671,977

Short-Term

Borrowings

37,200
28,304
Subordinated Notes Payable

52,887
52,887
Other Long-Term

Borrowings

794
794
Other Liabilities

73,887
75,653
Total Liabilities
3,948,658
3,829,615

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
17,054,787

and
16,974,513

shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively
171
170
Additional Paid-In Capital

38,576
37,684
Retained Earnings

476,715
463,949
Accumulated Other Comprehensive Loss, net of tax

(2,887)
(6,486)
Total Shareowners’ Equity

512,575
495,317
Total Liabilities and Shareowners’

Equity
$
4,461,233
$
4,324,932
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands, Except Per Share

Data)
2025 2024
INTEREST INCOME
Loans, including Fees $
40,478
$
40,683
Investment Securities:
Taxable Securities
5,802
4,238
Tax Exempt Securities
6
6
Federal Funds Sold and Interest Bearing Deposits
3,496
1,893
Total Interest Income
49,782
46,820
INTEREST EXPENSE
Deposits
7,383
7,594
Short-Term

Borrowings
281
240
Subordinated Notes Payable
560
628
Other Long-Term

Borrowings
11
3
Total Interest Expense
8,235
8,465
NET INTEREST INCOME
41,547
38,355
Provision for Credit Losses
768
920
Net Interest Income After Provision for Credit Losses
40,779
37,435
NONINTEREST INCOME
Deposit Fees
5,061
5,250
Bank Card Fees
3,514
3,620
Wealth Management

Fees
5,763
4,682
Mortgage Banking Revenues
3,820
2,878
Other
1,749
1,667
Total Noninterest

Income
19,907
18,097
NONINTEREST EXPENSE
Compensation
26,248
24,407
Occupancy, Net
6,793
6,994
Other
5,660
8,770
Total Noninterest

Expense
38,701
40,171
INCOME BEFORE INCOME TAXES
21,985
15,361
Income Tax Expense
5,127
3,536
NET INCOME $
16,858
$
11,825
Loss Attributable to Noncontrolling Interests
-
732
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
16,858
$
12,557
BASIC NET INCOME PER SHARE $
0.99
$
0.74
DILUTED NET INCOME PER SHARE $
0.99
$
0.74
Average Basic Shares

Outstanding
17,027
16,951
Average Diluted

Shares Outstanding
17,044
16,969
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)
Three Months Ended
March 31,
(Dollars in Thousands) 2025 2024
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
16,858
$
12,557
Other comprehensive income, before

tax:
Investment Securities:
Change in net unrealized gain (loss) on securities available for sale
5,007
(1,175)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
498
891
Derivative:
Change in net unrealized (loss) gain on effective cash flow

derivative
(704)
437
Other comprehensive income, before

tax
4,801
153
Deferred tax expense related to other comprehensive income
1,202
87
Other comprehensive income, net of tax
3,599
66
TOTAL COMPREHENSIVE

INCOME
$
20,457
$
12,623
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional Comprehensive

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, January 1, 2025
16,974,513
$
170
$
37,684
$
463,949
$
(6,486)
$
495,317
Net Income Attributable to Common Shareowners -
-
-
16,858
-
16,858
Other Comprehensive Income, net of tax
-
-
-
-
3,599
3,599
Cash Dividends ($
0.2400

per share)
-
-
-
(4,092)
-
(4,092)
Stock Based Compensation -
-
399
-
-
399
Stock Compensation Plan Transactions, net
80,274
1
493
-
-
494
Balance, March 31, 2025
17,054,787
$
171
$
38,576
$
476,715
$
(2,887)
$
512,575
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
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands) 2025 2024
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
16,858
$
12,557
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
768
920

Depreciation
1,810
2,051

Amortization of Premiums, Discounts and Fees, net
1,144
953

Amortization of Intangible Asset
40
53

Originations of Loans Held-for-Sale
(96,737)
(105,717)

Proceeds From Sales of Loans Held-for-Sale
105,196
106,941

Mortgage Banking Revenues
(3,820)
(2,878)

Net (Deletions) Additions for Capitalized Mortgage Servicing Rights
25
(88)

Stock Compensation
399
392

Net Tax Benefit from

Stock-Based Compensation
(154)
(5)

Deferred Income Tax Benefit
(121)
(1,799)

Net Change in Operating Leases
49
166

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(4,508)
-

Loss on Disposal of Premises and Equipment
46
-

Net Decrease in Other Assets
2,388
2,598

Net Decrease in Other Liabilities
(1,516)
(1,497)
Net Cash Provided By Operating Activities
21,867
14,647
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(20,438)
(1,277)

Proceeds from Payments, Maturities, and Calls
70,308
22,827
Securities Available for

Sale:

Purchases
(64,870)
(1,100)

Proceeds from Payments, Maturities, and Calls
11,683
10,012
Equity Securities:

Net Decrease in Equity Securities
84
5
Purchases of Loans Held for Investment
(304)
(302)
Proceeds from Sales of Loans
13,641
13,116
Net Increase in Loans Held for Investment
(21,101)
(6,830)
Proceeds From Sales of Other Real Estate Owned
7,309
-
Purchases of Premises and Equipment
(2,382)
(2,237)
Net Cash (Used In) Provided by Investing Activities
(6,070)
34,214
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits
111,913
(47,021)
Net Increase (Decrease) in Short-Term

Borrowings
8,896
(3,455)
Repayments of Other Long-Term

Borrowings
-
(50)
Dividends Paid
(4,092)
(3,555)
Payments to Repurchase Common Stock
-
(2,330)
Proceeds from Issuance of Common Stock Under Purchase Plans
195
172
Net Cash Provided By (Used In) Financing Activities
116,912
(56,239)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
132,709
(7,378)
Cash and Cash Equivalents at Beginning of Period

391,854
312,067
Cash and Cash Equivalents at End of Period

$
524,563
304,689
Supplemental Cash Flow Disclosures:

Interest Paid
$
8,356
$
7,875
Supplemental Noncash Items:

Loans and Premises Transferred to Other Real Estate Owned
$
2,566
$
-

Loans Transferred from Held for Investment

to Held for Sale, net
$
11,049
$
7,956
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

The Consolidated Statement of Financial Condition at December

31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for
complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the
Company’s 2024 Form

10-K.
Accounting Standards Updates
Proposed Accounting Standards ,
ASU No. 2023-06, “Disclosure Improvements:

Codification Amendments in Response to the SEC’s
Disclosure Update and Simplification Initiative.” Accounting Standards Update (“ASU”) 2023-06 is intended to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the
SEC’s existing disclosures with those

entities that were not previously subject to the requirements and align the requirements in the
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

Regulation S-X or Regulation S-K, the pending content
of the related amendment will not become effective for

any entities. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

ASU 2023-09 is effective for the Company as of January
1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be
disclosed within its Annual Report on Form 10-K for the year ended December

31, 2025 and subsequent annual reports.

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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
March 31, 2025
U.S. Government Treasury $
158,473
$
556
$
469
$
-
$
158,560
U.S. Government Agency
153,326
33
4,250
-
149,109
States and Political Subdivisions
41,885
-
3,152
(2)
38,731
Mortgage-Backed Securities (1)
64,583
-
9,634
-
54,949
Corporate Debt Securities
55,549
-
3,698
(73)
51,778
Other Securities (2)
8,097
-
-
-
8,097
Total

$
481,913
$
589
$
21,203
$
(75)
$
461,224
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
403,345
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
March 31, 2025
U.S. Government Treasury $
306,419
$
-
$
4,245
$
302,174
Mortgage-Backed Securities (1)
210,757
90
12,820
198,027
Total

$
517,176
$
90
$
17,065
$
500,201
December 31, 2024
U.S. Government Treasury $
368,005
$
-
$
6,476
$
361,529
Mortgage-Backed Securities (1)
199,150
16
16,235
182,931
Total

$
567,155
$
16
$
22,711
$
544,460
(1)

Comprised of residential mortgage-backed

securities.
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
3.0

million and $
5.1

million,
respectively,

at March 31, 2025 and at December 31, 2024.
At March 31, 2025 and December 31, 2024, the investment portfolio had $
2.3

million and $
2.4

million, respectively, in equity
securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
456.1

million and $
489.5

million at March 31, 2025 and December 31, 2024, respectively,

were
pledged to secure public deposits and for other purposes.
The Bank, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB based
generally upon the balances of residential and commercial real estate loans, and

FHLB advances. The Bank’s investment

in FHLB
stock, which is included in other securities is pledged to secure FHLB advances.

No ready market exists for this stock, and it has no
quoted fair value; however, redemption

of this stock has historically been at par value.

As a member of the Federal Reserve Bank of
Atlanta, the Bank is required to maintain stock in the Federal Reserve Bank of Atlanta based on a specified ratio relative to the Bank’s
capital.

Federal Reserve Bank stock is carried at cost.

Investment Sales. There were
no

sales of investment securities for the three months ended March 31, 2025 and 2024.

Maturity Distribution
.

At March 31, 2025, the Company’s

investment securities had the following maturity distribution based on
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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
59,318

$
58,196

$
248,348

$
245,163
Due after one year through five years

252,607

245,032

58,071

57,011
Mortgage-Backed Securities
64,583
54,949
210,757
198,027
U.S. Government Agency

97,308

94,950

-

-
Other Securities

8,097

8,097

-

-
Total

$
481,913

$
461,224

$
517,176

$
500,201

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
March 31, 2025
Available for

Sale
U.S. Government Treasury $
15,895

$
8

$
14,648

$
461

$
30,543

$
469
U.S. Government Agency
47,557
149
97,046
4,101
144,603
4,250
States and Political Subdivisions
844

3

37,887

3,149

38,731

3,152
Mortgage-Backed Securities
51

-

54,884

9,634

54,935

9,634
Corporate Debt Securities
2,159

91

49,619

3,607

51,778

3,698
Total

$
66,506

$
251

$
254,084

$
20,952

$
320,590

$
21,203

Held to Maturity
U.S. Government Treasury

-

-

302,174

4,245

302,174

4,245
Mortgage-Backed Securities
57,699

342

115,401

12,478

173,100

12,820
Total

$
57,699

$
342

$
417,575

$
16,723

$
475,274

$
17,065
December 31, 2024
Available for

Sale

U.S. Government Treasury $
81,363

$
318

$
14,510

$
616

$
95,873

$
934
U.S. Government Agency
33,155
184
100,844
5,394
133,999
5,578
States and Political Subdivisions

2,728

164

36,654

3,663

39,382

3,827
Mortgage-Backed Securities
54
-
55,409
10,902
55,463
10,902
Corporate Debt Securities
3,093
249
48,369
4,195
51,462
4,444
Total

$
120,393

$
915

$
255,786

$
24,770

$
376,179

$
25,685

Held to Maturity
U.S. Government Treasury

-

-

361,529

6,476

361,529

6,476
Mortgage-Backed Securities
58,230
1,000
119,353
15,235
177,583
16,235
Total

$
58,230

$
1,000

$
480,882

$
21,711

$
539,112

$
22,711
At March 31, 2025, there were
829

positions (combined AFS and HTM) with unrealized losses totaling $
38.3

million.

59

of these
positions are U.S. Treasury bonds and

carry the full faith and credit of the U.S. Government.

674

are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

At March 31, 2025, all collateralized
mortgage obligation securities, mortgage-backed securities, Small Business

Administration securities, U.S. Agency,

and U.S. Treasury
bonds held were AAA rated.

The remaining
96

positions (municipal securities and corporate bonds) have a credit component.

At
March 31, 2025, corporate debt securities had an allowance for credit losses of $
73,000

and municipal securities had an allowance of
$
2,000
. None of the securities held by the Company were past due or in nonaccrual status at March

31, 2025.
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:

(Dollars in Thousands) March 31, 2025

December 31, 2024
Commercial, Financial and Agricultural $
184,393

$
189,208
Real Estate – Construction

192,282

219,994
Real Estate – Commercial Mortgage

806,942

779,095
Real Estate – Residential (1)

1,043,821

1,042,504
Real Estate – Home Equity

225,987

220,064
Consumer (2)

207,345

200,685
Loans Held For Investment, Net of Unearned Income $
2,660,770

$
2,651,550
(1) Includes loans in process balances of $
3.4

million and $
13.6

million at March 31, 2025 and December 31, 2024,

respectively.
(2)
Includes overdraft balances of $
1.2

million at March 31, 2025 and December 31, 2024.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
8.4

million at March 31, 2025 and $
8.3
million at December 31, 2024.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
10.4

million at March 31, 2025 and $
10.3

million
at December 31, 2024, and is reported separately in Other Assets.
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
Policies in the Company’s 2024 Form

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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
March 31, 2025
Beginning Balance $
1,514
$
2,384
$
5,867
$
14,568
$
1,952
$
2,966
$
29,251
Provision for Credit Losses
47
(151)
191
206
68
722
1,083
Charge-Offs
(168)
-
-
(8)
-
(1,435)
(1,611)
Recoveries

75
-
3
119
9
805
1,011
Net (Charge-Offs) Recoveries
(93)
-
3
111
9
(630)
(600)
Ending Balance $
1,468
$
2,233
$
6,061
$
14,885
$
2,029
$
3,058
$
29,734
Three Months Ended
March 31, 2024
Beginning Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941
Provision for Credit Losses
284
(633)
(39)
(248)
130
1,388
882
Charge-Offs
(282)
-
-
(17)
(76)
(2,188)
(2,563)
Recoveries

41
-
204
37
24
763
1,069
Net (Charge-Offs) Recoveries
(241)
-
204
20
(52)
(1,425)
(1,494)
Ending Balance $
1,525
$
1,869
$
5,947
$
14,828
$
1,896
$
3,264
$
29,329
For the three months ended March 31, 2025, the allowance for loans

HFI increased by $
0.5

million and reflected a provision expense
of $
1.1

million and net loan charge-offs of $
0.6

million.

The increase was primarily due to higher loan balances and higher loan loss rates.

For the three months ended March 31, 2024, the allowance for loans HFI decreased by $
0.6

million and reflected a provision
expense of $
0.9

million and net loan charge-offs of $
1.5

million.

The decrease was attributable to favorable loan grade migration, lower loss rates, and a combination of lower loan balances and shift in mix within the portfolio.

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
March 31, 2025
Commercial, Financial and Agricultural $
129
$
-
$
-
$
129
$
184,147
$
117
$
184,393
Real Estate – Construction

-
-
-
-
192,282
-
192,282
Real Estate – Commercial Mortgage

498
-
-
498
806,025
419
806,942
Real Estate – Residential

970
72
-
1,042
1,041,262
1,517
1,043,821
Real Estate – Home Equity

57
-
-
57
224,380
1,550
225,987
Consumer

1,807
202
-
2,009
204,643
693
207,345
Total $
3,461
$
274
$
-
$
3,735
$
2,652,739
$
4,296
$
2,660,770
December 31, 2024
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

March 31, 2025 December 31, 2024
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
117
$
-
$
-
$
-
$
37
$
-
Real Estate – Construction

-
-
-
-
-
-
Real Estate – Commercial Mortgage

-
419
-
427
139
-
Real Estate – Residential

233
1,284
-
2,046
1,081
-
Real Estate – Home Equity

876
674
-
509
1,273
-
Consumer

693
-
-
-
790
-
Total Nonaccrual

Loans
$
1,919
$
2,377
$
-
$
2,982
$
3,320
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

March 31, 2025 December 31, 2024
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
1,210
$
-
$
39
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
798
-
427
-
Real Estate – Residential
1,343
-
2,476
-
Real Estate – Home Equity

1,066

-

651

-
Consumer

-

53

-

55
Total Collateral Dependent

Loans
$
3,207
$
1,263
$
3,554
$
94
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

Residential Real Estate Loans In Process of Foreclosure
.

At March 31, 2025, the Company had
no

1-4 family residential real estate
loans for which formal foreclosure proceedings were in process, compared to $
0.5

million at December 31, 2024.
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
At March 31, 2025 and December 31, 2024, the Company maintained one

modified commercial mortgage loan due to a borrower
experiencing financial difficulty.

The Company reduced the interest rate on the loan by
1
% in addition to extending the term of the
loan from
5

to
20

years.

The balance of the nonaccrual loan at March 31, 2025 and December 31, 2024 was $
0.3

million and did not
have a payment delay.

No

new modifications to borrowers experiencing financial difficulty were made during the three months ended
March 31, 2025 and 2024.

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

Management and the Credit Risk Oversight Committee periodically review the Company’s lines
of business to monitor asset quality trends and the appropriateness of credit policies.

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
The following tables summarize gross loans held for investment at March

31, 2025 and December 31, 2024 and current period gross
write-offs for the three months ended March 31, 2025

and 12 months ended December 31, 2024 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

(Dollars in Thousands)
Term

Loans by Origination Year
Revolving
As of March 31, 2025 2025 2024 2023 2022 2021 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
11,393
$
32,913
$
32,235
$
32,129
$
16,688
$
12,860
$
40,665
$
178,883
Special Mention
-
406
3,321
142
-
-
75
3,944
Substandard

-

-

117

64

-

110

1,275

1,566
Total $
11,393
$
33,319
$
35,673
$
32,335
$
16,688
$
12,970
$
42,015
$
184,393
Current-Period Gross
Writeoffs $
-
$
-
$
10
$
146
$
12
$
-
$
-
$
168
Real Estate - Construction:
Pass $
9,257
$
110,350
$
37,419
$
19,453
$
53
$
-
$
11,276
$
187,808
Special Mention
-
1,735
1,698
1,041
-
-
-
4,474
Total $
9,257
$
112,085
$
39,117
$
20,494
$
53
$
-
$
11,276
$
192,282
Real Estate - Commercial
Mortgage:
Pass $
9,874
$
93,831
$
116,893
$
206,672
$
105,667
$
202,456
$
31,364
$
766,757
Special Mention
3,264
168
2,878
18,479
1,129
5,401
-
31,319
Substandard

402

-

240

3,693

863

3,099

569

8,866
Total $
13,540
$
93,999
$
120,011
$
228,844
$
107,659
$
210,956
$
31,933
$
806,942
Real Estate - Residential:
Pass $
47,248
$
147,708
$
308,378
$
349,357
$
66,735
$
104,458
$
10,623
$
1,034,507
Special Mention
-
-
292
-
1,084
324
479
2,179
Substandard

-

-

420

1,936

1,606

3,004

169

7,135
Total

$
47,248
$
147,708
$
309,090
$
351,293
$
69,425
$
107,786
$
11,271
$
1,043,821
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
8
$
-
$
8
Real Estate - Home Equity:
Performing $
1,103
$
11
$
508
$
29
$
119
$
632
$
222,035
$
224,437
Nonperforming

-

-

-

-

-

-

1,550

1,550
Total

$
1,103
$
11
$
508
$
29
$
119
$
632
$
223,585
$
225,987
Consumer:
Performing $
29,040
$
31,122
$
40,601
$
48,672
$
36,122
$
11,677
$
9,418
$
206,652
Nonperforming
-
36
211
271
128
47
-
693
Total $
29,040
$
31,158
$
40,812
$
48,943
$
36,250
$
11,724
$
9,418
$
207,345
Current-Period Gross
Writeoffs $
570
$
11
$
281
$
413
$
121
$
23
$
16
$
1,435

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
217,763
$
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
March 31, 2025 December 31, 2024
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
20,525
$
21,441
$
28,117
$
28,672
Residential Mortgage Loan Commitments ("IRLCs") (1)
32,664
743
15,000
248
Forward Sales Contracts (2)
32,500
79
16,000
96
(1)

Recorded in other assets at fair value
(2)

Recorded in other liabilities and other assets at fair value,

respectively
At March 31, 2025, the Company had
no

residential mortgage loans held for sale 30-89 days past due or on nonaccrual status. At
December 31, 2024, the Company had
no

residential mortgage loans held for sale 30-89 days past due or on nonaccrual status.

Mortgage banking revenue was as follows:

Three Months Ended March 31,
(Dollars in Thousands) 2025 2024
Net realized gains on sales of mortgage loans $
2,880
$
1,676
Net change in unrealized gain on mortgage loans held for sale
234
93
Net change in the fair value of IRLC's
495
204
Net change in the fair value of forward sales contracts
(175)
132
Pair-Offs on net settlement of forward sales contracts
(186)
58
Mortgage servicing rights additions
20
150
Net origination fees
552
565
Total mortgage banking

revenues
$
3,820
$
2,878

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) March 31, 2025 December 31, 2024
Number of residential mortgage loans serviced for others
510
504
Outstanding principal balance of residential mortgage loans serviced for others
$
133,497
$
135,416
Weighted average

interest rate
5.89%
5.86%
Remaining contractual term (in months)
349
348
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

Administration.

At
March 31, 2025, the servicing portfolio balance consisted of the following loan types: FNMA (
53.7
%), GNMA (
3.7
%), and private
investor (
42.6
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

At March 31, 2025 and December 31, 2024, the Company did
no
t have delinquent residential mortgage loans in GNMA pools
serviced by the Company.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

The Company had $
0.3

million repurchased for
the three months ended March 31, 2025 and
no

repurchases for the three months ended March 31, 2024, of GNMA delinquent

or
defaulted mortgage loans with the intention to modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:

Three Months Ended

March 31,
(Dollars in Thousands) 2025 2024
Beginning balance $
933
$
831
Additions due to loans sold with servicing retained
20
150
Deletions and amortization
(45)
(62)
Ending balance $
908
$
919
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended March 31,
2025 or 2024.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:

March 31, 2025 December 31, 2024
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
9.69%
19.32%
9.14%
18.88%
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

The weighted average annual prepayment speed was
13.82
% at March 31, 2025 and
13.44
% at December 31, 2024.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
March 31, 2025.

Amounts
(Dollars in Thousands) Outstanding
$
25

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.00%

to
3.00%
, with a floor rate of
3.25%

to
4.25%
.

A cash pledge deposit of $
0.1

million is required by the lender.
$
13,582
$
25

million warehouse line of credit agreement expiring in
May 2025
.

Interest is at the SOFR plus
2.75%

to
3.25%
.
753
Total Warehouse

Borrowings
$
14,335
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2024, warehouse line borrowings totaled $
1.9
million. At March 31, 2025, the Company had residential mortgage loans held for sale pledged as collateral under the above
warehouse lines of credit and master repurchase agreements.

The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, and maximum debt to net
worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants at March 31, 2025.

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at March 31, 2025 were designed as a cash flow hedge for subordinated
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
.

Statement of Financial Notional Fair Weighted Average
(Dollars in Thousands) Condition Location Amount Value

Maturity (Years)
March 31, 2025
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
4,616
5.3
December 31, 2024
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,319
5.5
The following table presents the change in net gains (losses) recorded in AOCI and the consolidated statements of income related to
the cash flow derivative instruments (interest rate swaps related to subordinated debt).

Change in Gain

Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended March 31, 2025 Interest expense $
(525)
$
297

Three months ended March 31, 2024
Interest expense
326

375

The Company estimates there will be approximately $
1.0

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
5.0

million and $
5.5

million at March 31, 2025 and December 31, 2024, respectively.

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

At March 31, 2025, the operating lease ROU assets and liabilities were $
27.2

million and $
27.7

million, respectively. At December
31, 2024, ROU assets and liabilities were $
24.9

million and $
25.5

million, respectively.

The Company recognized $
0.1

million of
rental income during the three months ended March 31, 2025 for a lease that terminated in February 2025. The Company does not
have any finance leases.

The table below summarizes our lease expense and other information related to the Company’s operating leases.

Three Months Ended
March 31,
(Dollars in Thousands) 2025 2024
Operating lease expense $
864
$
841
Short-term lease expense
311
194
Total lease expense $
1,175
$
1,035
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
912
$
677
Right-of-use assets obtained in exchange for new operating lease liabilities
2,880
-
Weighted average

remaining lease term — operating leases (in years)
16.2
16.8
Weighted average

discount rate — operating leases
3.7%
3.5%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) March 31, 2025
2025 $
3,520
2026
3,306
2027
3,127
2028
2,822
2029
2,741
2030 and thereafter
20,171
Total $
35,687
Less: Interest
(7,938)
Present Value

of Lease liability
$
27,749
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
2.1

million at March 31, 2025.

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

Three Months Ended March 31,
(Dollars in Thousands) 2025 2024
Service Cost $
860
$
929
Interest Cost
1,677
1,524
Expected Return on Plan Assets
(2,265)
(2,029)
Net Loss Amortization
(413)
41
Net Periodic Benefit Cost $
(141)
$
465
Discount Rate Used for Benefit Cost
5.82%
5.29%
Long-term Rate of Return on Assets
6.75%
6.75%

The components of the net periodic benefit cost for the Company's SERP and

SERP II plans were as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2025 2024
Service Cost $
12
$
9
Interest Cost
131
114
Prior Service Cost Amortization
25
-
Net Loss Amortization
(29)
(70)
Net Periodic Benefit Cost $
139
$
53
Discount Rate Used for Benefit Cost
5.57%
5.11%
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

March 31, 2025 December 31, 2024
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
176,366
$
479,624
$
655,990
$
184,223
$
479,191
$
663,414
Standby Letters of Credit

7,260

-

7,260
7,287

-

7,287
Total $
183,626
$
479,624
$
663,250
$
191,510
$
479,191
$
670,701
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

Three Months Ended March 31,
(Dollars in Thousands) 2025 2024
Beginning Balance
$

2,155
$

3,191
Provision for Credit Losses
(323)
(70)
Ending Balance
$

1,832
$
3,121
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

At March 31, 2025, the amount remaining to be funded for the bank tech venture capital commitment was $
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

In 2011, the
Company sold its remaining Class B shares.

Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa,

Inc. makes subsequent revisions to the conversion
ratio.

Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

Fixed charges
included in the swap liability are payable quarterly until the litigation reserve is fully liquidated and at which time the aforementioned
swap contract will be terminated.

Quarterly fixed payments approximate $
0.2

million. There was a $
0.1

million counterparty payment
accrued and payable at March 31, 2025 due to a revision to the share conversion rate related to additional funding by VISA of the
merchant litigation reserve.

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
period. The Company’s

derivative positions are classified as Level 2 within the fair value hierarchy and use actively quoted or
observable market input values from external market data providers

There was $
0.1

million counterparty payment accrued and
payable at March 31, 2025, and
no

amounts payable at December 31, 2024.

A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
March 31, 2025
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
158,560
$
-
$
-
$
158,560
U.S. Government Agency
-
149,109
-
149,109
States and Political Subdivisions
-
38,731
-
38,731
Mortgage-Backed Securities
-
54,949
-
54,949
Corporate Debt Securities
-
51,778
-
51,778
Equity Securities
-
-
2,315
2,315
Loans Held for Sale
-
21,441
-
21,441
Residential Mortgage Loan Commitments ("IRLCs")
-
-
743
743
Interest Rate Swap Derivative
-
4,616
-
4,616
LIABILITIES:
Fair Value

Swap
-
135
-
135
Forward Sales Contracts
-
79
-
79
December 31, 2024
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
105,801
$
-
$
-
$
105,801
U.S. Government Agency
-
143,127
-
143,127
States and Political Subdivisions
-
39,382
-
39,382
Mortgage-Backed Securities
-
55,477
-
55,477
Corporate Debt Securities
-
51,462
-
51,462
Equity Securities
-
-
2,399
2,399
Loans Held for Sale
-
28,672
-
28,672
Interest Rate Swap Derivative
-
5,319
-
5,319
Forward Sales Contracts
-
96
-
96
Residential Mortgage Loan Commitments ("IRLCs")
-
-
248
248
Mortgage Banking Activities
.

The Company had Level 3 issuances and transfers related to mortgage banking activities of $
2.2

million
and $
4.4

million, respectively, for the three

months ended March 31, 2025, and $
2.1

million and $
2.8

million, respectively, for the
three months ended March 31, 2024.

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

Collateral-dependent loans had a carrying value of $
4.5

million with a valuation allowance of $
0.1

million at March 31, 2025
and a carrying value of $
3.6

million and a $
0.1

million valuation allowance at December 31, 2024.

Other Real Estate Owned
.

During the first three months of 2025, certain foreclosed assets, upon initial recognition,

were measured
and reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of March 31, 2025 and December 31, 2024, there was
no

valuation
allowance for loan servicing rights.

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

March 31, 2025
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
78,521
$
78,521
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
446,042
446,042
-
-
Investment Securities, Held to Maturity
517,176
302,174
198,027
-
Other Equity Securities
(1)
2,315
-
2,315
-
Mortgage Servicing Rights
908
-
-
1,554
Loans, Net of Allowance for Credit Losses
2,631,036
-
-
2,480,374
LIABILITIES:
Deposits $
3,783,890
$
-
$
3,154,125
$
-
Short-Term

Borrowings
37,200
-
37,200
-
Subordinated Notes Payable
52,887
-
42,166
-
Long-Term Borrowings
794
-
794
-

December 31, 2024
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

Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive
(Dollars in Thousands)

for Sale

Swap

Plans

(Loss) Income
Balance as of January 1, 2025 $
(20,179)

$
3,971

$
9,722

$
(6,486)
Other comprehensive income (loss) during the period

4,124

(525)

-

3,599
Balance as of March 31, 2025 $
(16,055)

$
3,446

$
9,722

$
(2,887)
Balance as of January 1, 2024 $
(25,691)

$
3,970

$
(425)

$
(22,146)
Other comprehensive income (loss) during the period

(260)

326

-

66
Balance as of March 31, 2024 $
(25,951)

$
4,296

$
(425)

$
(22,080)
Note 11 - SEGMENT REPORTING
The Company operates a single reportable business segment that is comprised of commercial banking within the states of Florida,
Georgia, and Alabama.

The Company’s chief executive

officer is deemed the Chief Operating Decision Maker (“CODM”). The
CODM evaluates the financial performance of the Company by evaluating revenue streams, significant expenses, and budget to actual
results in assessing the Company’s

single reporting segment and in the determination of allocating resources. The

CODM uses
consolidated net income to benchmark the Company against peers and to evaluate performance and allocate resources.

Significant
revenue and expense categories evaluated by the CODM are consistent with the presentation of the Consolidated Statement of Income
and components of other noninterest expense.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS

OF
OPERATIONS
Management’s discussion

and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have
affected our financial condition and results of operations

and should be read in conjunction with the Consolidated Financial
Statements and related notes.

The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,

and how our performance during the first quarter of 2025 compares with prior periods.

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

Please see the Introductory Note of this quarterly report on Form 10-Q as well
as the Introductory Note and Item 1A. Risk Factors

of our 2024 Form 10-K, as updated in our subsequent quarterly reports filed on
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
We have included

a detailed discussion of our long-term strategic objectives as part of the MD&A section of our 2024 Form 10-K.

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
2025 2024
(Dollars in Thousands, except per share data) First Fourth Third Second First
Shareowners' Equity (GAAP) $ 512,575 $ 495,317 $ 476,499 $ 460,999 $ 448,314
Less: Goodwill and Other Intangibles (GAAP) 92,733 92,773 92,813 92,853 92,893
Tangible Shareowners' Equity (non-GAAP) A 419,842 402,544 383,686 368,146 355,421
Total Assets (GAAP) 4,461,233 4,324,932 4,225,316 4,225,695 4,259,922
Less: Goodwill and Other Intangibles (GAAP) 92,733 92,773 92,813 92,853 92,893
Tangible Assets (non-GAAP) B $ 4,368,500 $ 4,232,159 $ 4,132,503 $ 4,132,842 $ 4,167,029
Tangible Common Equity Ratio (non-GAAP) A/
B
9.61% 9.51% 9.28% 8.91% 8.53%
Actual Diluted Shares Outstanding (GAAP) C 17,072,330 17,018,122 16,980,686 16,970,228 16,947,204
Tangible Book Value

per Diluted Share (non-GAAP)

A/
C
24.59 23.65 22.60 21.69 20.97

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
2025 2024
(Dollars in Thousands, Except Per Share Data) First Fourth Third Second First
Summary of Operations :
Interest Income $ 49,782 $ 49,743 $ 49,328 $ 48,766 $ 46,820
Interest Expense 8,235 8,640 9,117 9,497 8,465
Net Interest Income 41,547 41,103 40,211 39,269 38,355
Provision for Credit Losses 768 701 1,206 1,204 920
Net Interest Income After

Provision for Credit Losses
40,779 40,402 39,005 38,065 37,435
Noninterest Income 19,907 18,760 19,513 19,606 18,097
Noninterest Expense 38,701 41,782 42,921 40,441 40,171
Income Before Income Taxes 21,985 17,380 15,597 17,230 15,361
Income Tax Expense 5,127 4,219 2,980 3,189 3,536
(Income) Loss Attributable to NCI - (71) 501 109 732
Net Income Attributable to CCBG 16,858 13,090 13,118 14,150 12,557
Net Interest Income (FTE) (1) 41,591 41,150 40,260 39,334 38,435

Per Common Share :
Net Income Basic $ 0.99 $ 0.77 $ 0.77 $ 0.84 $ 0.74
Net Income Diluted 0.99 0.77 0.77 0.83 0.74
Cash Dividends Declared 0.24 0.23 0.23 0.21 0.21
Diluted Book Value 30.02 29.11 28.06 27.17 26.45
Diluted Tangible Book Value (2) 24.59 23.65 22.60 21.69 20.97
Market Price:

High
38.27 40.86 36.67 28.58 31.34

Low
33.00 33.00 26.72 25.45 26.59

Close
35.96 36.65 35.29 28.44 27.70

Selected Average Balances :
Investment Securities $ 982,330 $ 915,202 $ 908,456 $ 919,832 $ 953,184
Loans Held for Investment 2,665,910 2,677,396 2,693,533 2,726,748 2,728,629
Earning Assets 3,993,914 3,921,900 3,883,414 3,935,280 3,849,615
Total Assets 4,335,033 4,259,669 4,215,862 4,272,188 4,190,623
Deposits 3,665,482 3,600,424 3,572,034 3,641,028 3,576,513
Shareowners’ Equity 513,401 491,143 480,137 465,297 456,014
Common Equivalent Average Shares:

Basic
17,027 16,946 16,943 16,931 16,951

Diluted
17,044 16,990 16,979 16,960 16,969
Performance Ratios:
Return on Average Assets (annualized) 1.58% 1.22% 1.24% 1.33% 1.21%
Return on Average Equity (annualized) 13.32 10.60 10.87 12.23 11.07
Net Interest Margin (FTE) 4.22 4.17 4.12 4.02 4.01
Noninterest Income as % of Operating Revenue 32.39 31.34 32.67 33.30 32.06
Efficiency Ratio 62.93 69.74 71.81 68.61 71.06

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 29,734 $ 29,251

$
29,836 $ 29,219 $ 29,329
Nonperforming Assets (“NPAs”) 4,428 6,669 7,242 6,165 6,799
ACL to Loans HFI 1.12% 1.10% 1.11% 1.09% 1.07%
NPAs to Total

Assets
0.10 0.15 0.17 0.15 0.16
NPAs to Loans HFI plus OREO 0.17 0.25 0.27 0.23 0.25
ACL to Non-Performing Loans 692.10 464.14 452.64 529.79 431.46
Net Charge-Offs to Average Loans HFI 0.09 0.25 0.19 0.18 0.22
Capital Ratios:
Tier 1 Capital 18.01% 17.46% 16.77% 16.31% 15.67%
Total Capital 19.20 18.64 17.97 17.50 16.84
Common Equity Tier 1 16.08 15.54 14.88 14.44 13.82
Leverage 11.17 11.05 10.89 10.51 10.45
Tangible Common Equity (2) 9.61 9.51 9.28 8.91 8.53
(1)
Fully Tax Equivalent
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 33.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary
.

Net income attributable to common shareowners totaled $16.9

million, or $0.99 per diluted share, for the first
quarter of 2025 compared to $13.1 million, or $0.77 per diluted share, for the fourth quarter of 2024, and $12.6 million, or $0.74 per
diluted share, for the first quarter of 2024.

Net Interest Income
.

Tax-equivalent net

interest income for the first quarter of 2025 totaled $41.6 million, compared to $41.2 million
for the fourth quarter of 2024, and $38.4 million for the first quarter of

2024.

Compared to both prior periods, the increase was driven
by higher investment securities interest due to new investment purchases at higher yields, in addition to lower deposit interest expense,
partially offset by lower loan interest due to lower average loan balances and interest rates.

Two less calendar days also contributed

to
the decline in loan interest compared to the fourth quarter of 2024.

Higher overnight funds interest also contributed to the increase over the first quarter of 2024, reflective of a higher level of average earning assets.

Our net interest margin for the first quarter of
2025 was 4.22%, an increase of five basis points over the fourth quarter of 2024 and an increase of 21 basis points over the first
quarter of 2024.
Provision and Allowance for Credit

Losses.

For the first quarter of 2025, we recorded a provision expense for credit losses of $0.8
million compared to $0.7 million for the fourth quarter of 2024 and $0.9 million for the first quarter of 2024. Net loan charge-offs
were nine basis points of average loans for the first quarter of 2025 versus 25 basis points for the fourth quarter of 2024 and 22 basis
points for the first quarter of 2024. At March 31, 2025, the allowance for credit losses for loans held for investment (“HFI”) totaled
$29.7 million compared to $29.3 million at December 31, 2024 and March 31, 2024.
Noninterest Income
.

Noninterest income for the first quarter of 2025 totaled $19.9 million compared to

$18.8 million for the fourth
quarter of 2024 and $18.1 million for the first quarter of 2024. The $1.1 million,

or 6.1%, increase over the fourth quarter of 2024 was
due to a $0.7 million increase in mortgage banking revenues and a $0.5 million increase in wealth management fees, partially offset by
a $0.1 million decrease in deposits fees. Compared to the first quarter of 2024,

the $1.8 million, or 10.0%, increase was driven by a
$1.1 million increase in wealth management fees and a $0.9 million increase in mortgage banking revenues, partially offset by a $0.2
million decrease in deposit fees.

Noninterest Expense
.

Noninterest expense for the first quarter of 2025 totaled $38.7 million compared to $41.8 million for the fourth
quarter of 2024 and $40.2 million for the first quarter of 2024. The $3.1 million,

or 7.4%, decrease from the fourth quarter of 2024,
reflected a $3.1 million decrease in other expense, a $0.1 million decrease in occupancy expense, and a $0.1 million increase in
compensation expense. Compared to the first quarter of 2024, the

$1.5 million decrease reflected a $1.8 million increase in
compensation expense offset by a $3.1 million decrease

in other expense and a $0.2 million decrease in net occupancy expense.
Compared to both prior periods, the decrease in other expense reflected lower other real estate expense, primarily due to a $4.4 million gain from the sale of our operations center building in the first quarter of 2025.
Financial Condition
Earning Assets.

Average earning assets totaled

$3.994 billion for the first quarter of 2025, an increase of $72.0 million, or 1.8%,

over
the fourth quarter of 2024, and an increase of $144.3 million, or 3.7%, over the first quarter of 2024.

The increase over both prior
periods was driven by higher deposit balances.

Compared to the fourth quarter of 2024, the change in the earning asset mix reflected

a
$67.1 million increase in investment securities and a $22.7 million increase in overnight funds sold partially offset by a $11.5

million
decrease in loans HFI and a $6.3 million decrease in loans held for sale (“HFS”).

Compared to the first quarter of 2024, the change in
the earning asset mix reflected a $180.5 million increase in overnight funds and a $29.1 million increase in investment securities that
was partially offset by a $62.7 million decrease in loans HFI and a $2.6 million decrease in loans HFS.

Loans.

Average loans HFI decreased

$11.5 million, or 0.4%, from the fourth quarter

of 2024 and decreased $62.7 million, or 2.3%,
from the first quarter of 2024.

Loans HFI at March 31, 2025 increased $9.2 million, or 0.3%, over December

31, 2024 and decreased
$70.4 million, or 2.6%, from March 31, 2024.

Credit Quality
.

Nonperforming assets (nonaccrual loans and other real estate) totaled $4.4 million at March 31, 2025 compared to
$6.7 million at December 31, 2024 and $6.8 million at March 31, 2024.

At March 31, 2025, nonperforming assets as a percent of total assets was 0.10%, compared to 0.15% at December 31, 2024 and 0.16%

at March 31, 2024.

Nonaccrual loans totaled $4.3 million at
March 31, 2025, a $2.0 million decrease from December 31, 2024 and a $2.5 million decrease from March 31, 2024.

Further,
classified loans totaled $19.2 million at March 31, 2025, a $0.7 million decrease from December 31, 2024 and a $3.1 million decrease
from March 31, 2024.

Deposits
.

Average total

deposits were $3.665 billion for the first quarter of 2025, an increase of $65.1 million,

or 1.8%, over the
fourth quarter of 2024 and an increase of $89.0 million, or 2.5%, over the first quarter of 2024.

At March 31, 2025, total deposits
were $3.784 billion, an increase of $111.9

million, or 3.0%, over December 31, 2024, and an increase of $129.1 million,

or 3.5%, over
March 31, 2024. Total

public funds balances were $648.0 million at March 31, 2025, $660.9 million at

December 31, 2024, and
$615.0 million at March 31, 2024.
Capital
.

At March 31, 2025, we were “well-capitalized”

with a total risk-based capital ratio of 19.20% and a tangible common equity
ratio (a non-GAAP financial measure) of 9.61% compared to 18.64%

and 9.51%, respectively,

at December 31, 2024 and 16.84% and
8.53%, respectively,

at March 31, 2024.

At March 31, 2025, all of our regulatory capital ratios exceeded the threshold to be “well-
capitalized”

under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.
Three Months Ended
(Dollars in Thousands, except per share data) March 31, 2025 December 31, 2024 March 31, 2024
Interest Income $ 49,782 $ 49,743 $ 46,820
Taxable Equivalent Adjustments 44 47 80
Total Interest Income (FTE) 49,826 49,790 46,900
Interest Expense 8,235 8,640 8,465
Net Interest Income (FTE) 41,591 41,150 38,435
Provision for Credit Losses 768 701 920
Taxable Equivalent Adjustments 44 47 80
Net Interest Income After Provision for Credit Losses 40,779 40,402 37,435
Noninterest Income 19,907 18,760 18,097
Noninterest Expense 38,701 41,782 40,171
Income Before Income Taxes 21,985 17,380 15,361
Income Tax Expense 5,127 4,219 3,536
(Income) Loss Attributable to Noncontrolling Interests - (71) 732
Net Income Attributable to Common Shareowners $ 16,858 $ 13,090 $ 12,557

Basic Net Income Per Share $ 0.99 $ 0.77 $ 0.74
Diluted Net Income Per Share $ 0.99 $ 0.77 $ 0.74

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

I, “Average Balances &

Interest Rates,” on page 47.
Tax-equivalent net

interest income for the first quarter of 2025 totaled $41.6 million, compared to $41.2 million for the fourth quarter
of 2024, and $38.4 million for the first quarter of 2024.

Compared to both prior periods, the increase was driven by higher investment securities interest due to new investment purchases at higher yields, in addition to lower deposit interest expense, partially offset by
lower loan interest due to lower average loan balances and interest rates.

Two less calendar days

in the first quarter of 2025 also
contributed to the decline in loan interest compared to the fourth quarter of 2024.

Higher overnight funds interest in the first quarter of
2025 also contributed to the increase over the first quarter of 2024,

reflective of a higher level of average earning assets.
Our net interest margin for the first quarter of 2025 was 4.22%, an increase of five basis points over the fourth quarter of 2024 and an
increase of 21 basis points over the first quarter of 2024.

For the month of March 2025, our net interest margin was 4.22%.

The
increase in net interest margin over the fourth quarter of 2024 reflected a higher yield in the investment portfolio driven by new
purchases during the quarter and a lower cost of deposits, partially offset by a lower overnight funds rate. The increase over the first quarter of 2024 reflected favorable investment repricing

and a lower cost of deposits, partially offset by lower average loan balances for both prior periods.

For the first quarter of 2025, our cost of funds was 84 basis points, a decrease of four basis points from the
fourth quarter of 2024 and the first quarter of 2024.

Our cost of deposits (including noninterest bearing accounts) was 82 basis points,
86 basis points, and 85 basis points, respectively,

for the same periods.
Provision for Credit Losses
We recorded

a provision expense for credit losses of $0.8 million for the first quarter of 2025 compared to $0.7 million for the fourth
quarter of 2024 and $0.9 million for the first quarter of 2024.

For the first quarter of 2025, we recorded a provision expense of $1.1 million for loans HFI and a provision benefit of $0.3 million for unfunded loan commitments, which was comparable to the fourth
quarter of 2024.

See “Allowance for Credit Losses” below for a discussion of the various factors that impacted our provision expense.
Noninterest Income
Noninterest income for the first quarter of 2025 totaled $19.9 million compared to $18.8 million for the fourth quarter of 2024 and
$18.1 million for the first quarter of 2024.

The $1.1 million, or 6.1%, increase over the fourth quarter of 2024 was primarily due to a
$0.7 million increase in mortgage banking revenues and a $0.5 million increase in wealth management fees, partially offset by a $0.1
million decrease in deposits fees.

The increase in mortgage revenues was driven by an increase in rate locks and a higher gain on sale
margin.

The increase in wealth management fees was attributable to a $0.5 million increase in insurance commission revenue.

Compared to the first quarter of 2024, the $1.8 million, or 10.0%, increase was driven by a $1.1 million increase in wealth
management fees and a $0.9 million increase in mortgage banking revenues,

partially offset by a $0.2 million decrease in deposit fees.

The increase in wealth management fees reflected higher retail brokerage fees of $0.6 million, insurance commission revenue of $0.3
million, and trust fees of $0.2 million.

The increase in mortgage revenues was driven by an increase in loan fundings and a higher
gain on sale margin.

Noninterest income represented 32.39% of operating revenues (net interest income plus noninterest income) for the first quarter of
2025

compared to 31.34% for the fourth quarter of 2024 and 32.06% for the first quarter of 202

4.
The table below reflects the major components of noninterest income.

Three Months Ended
(Dollars in Thousands) March 31, 2025 December 31, 2024 March 31, 2024
Deposit Fees

$
5,061

$
5,207

$
5,250
Bank Card Fees 3,514 3,697 3,620
Wealth Management

Fees
5,763 5,222 4,682
Mortgage Banking Revenues 3,820 3,118 2,878
Other 1,749 1,516 1,667
Total

Noninterest Income

$
19,907

$
18,760

$
18,097

Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the first quarter of 2025 totaled $5.1 million, a decrease of $0.1 million, or 2.8%,

from the fourth
quarter of 2024 and a decrease of $0.2 million, or 3.6%,

from the first quarter of 2024. Compared to the fourth quarter of 2024, the
$0.1 million decrease was attributable to a decrease in overdraft fees.

Compared to the first quarter of 2024, the decrease reflected a
$0.1 million decrease in overdraft fees and a $0.1 million decrease in commercial account analysis fees.
Bank Card Fees
.

Bank card fees for the first quarter of 2025 totaled $3.5 million, a $0.2 million, or 4.9%

,

decrease from the fourth
quarter of 2024 and a $0.1 million, or 2.9%,

decrease from the first quarter of 2024. The decrease from both prior periods reflected lower debit card usage related to slower consumer spending.

Wealth

Management Fees
.

Wealth management fees,

which include trust fees (i.e., managed accounts and trusts/estates), retail brokerage fees (i.e., investment, insurance products, and retirement accounts),

and insurance commission revenues,

totaled $5.8
million for the first quarter of 2025, an increase of $0.5 million, or 10.4%, over the fourth quarter of 2024 and an increase of $1.1
million, or 23.1%, over the first quarter of 2024. The increase over the fourth quarter of 2024

was due to a $0.5 million increase in
insurance commission revenues.

The increase over the first quarter of 2024 reflected higher retail brokerage fees of $0.6 million,
insurance commission revenue of $0.3 million, and trust fees of $0.2 million.

At March 31, 2025, total assets under management were
approximately $3.068 billion compared to $3.049 billion

at December 31, 2024 and $2.686 billion at March 31, 2024. Compared to the prior year, the growth in assets under management

was primarily due to new retail brokerage accounts and to a lesser extent new
managed trust accounts.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $3.8 million for the first quarter of

2025, an increase of $0.7
million, or 22.5%, over the fourth quarter of 2024 and an increase of $0.9 million,

or 32.7%, over the first quarter of 2024. Compared
to the fourth quarter of 2024, the increase was driven by an increase in rate locks and a higher gain on sale margin. Compared to the
first quarter of 2024, the increase was primarily due to an increase in loan fundings and a higher gain on sale margin. We

provide a
detailed overview of our mortgage banking operation, including a detailed break-down of mortgage banking revenues, mortgage servicing activity,

and warehouse funding within Note 4 - Mortgage Banking Activities in the Notes to

Consolidated Financial
Statements.

Other
.

Other income totaled $1.7 million for the first quarter of 2025, an increase of $0.2 million,

or 15.4%, over the fourth quarter of
2024 and an increase of $0.1 million, or 4.9%, over the first quarter of

2024. Compared to the fourth quarter of 2024, the increase was primarily attributable to higher miscellaneous income. Compared to the first quarter of 2024, the increase was primarily attributable to higher loan servicing income.

Noninterest Expense
Noninterest expense for the first quarter of 2025 totaled $38.7 million compared to $41.8 million for the fourth quarter of 2024 and
$40.2 million for the first quarter of 2024.

The $3.1 million, or 7.4%, decrease from the fourth quarter of 2024 reflected a

$3.1 million
decrease in other expense, a $0.1 million decrease in occupancy expense,

and a $0.1 million increase in compensation expense.

The
decrease in other expense was driven by a $3.5 million decrease in other real estate expense, which reflected higher gains from the
sale of banking facilities, primarily the sale of our operations center building in the first quarter of 2025, partially offset by a $0.5
million increase in charitable contribution expense.

The slight decrease in occupancy expense was due to lower maintenance/repairs for buildings and furniture, fixtures and equipment (“FF&E”).

The slight net increase in compensation expense reflected a $0.2 million increase in salary expense offset by a $0.1 million decrease in associate benefit expense.

Compared to the first quarter of
2024, the $1.5 million, or 3.7%, decrease reflected a $3.1 million decrease in other expense and a $0.2 million decrease in occupancy
expense that was partially offset by a $1.8 million increase in compensation expense.

The decrease in other expense was primarily
attributable to a $4.4 million decrease in other real estate expense, which reflected higher gains from the sale of banking offices,
primarily the aforementioned gain from the sale of our operations center building in the first quarter of 2025, partially offset by
increases in processing expense of $0.6 million and charitable contribution expense of $0.6 million.

The slight decrease in occupancy
expense was due to lower FF&E depreciation expense and maintenance/repair expense.

The increase in compensation expense
reflected a $1.3 million increase in salary expense and a $0.5 million increase in associate benefit expense.

The increase in salary
expense was primarily attributable to increases in base salaries of $0.5 million,

commission expense of $0.5 million, and cash
incentive plan expense of $0.3 million.

Higher associate insurance costs drove the increase in associate benefit expense.

The table below reflects the major components of noninterest expense.

Three Months Ended
(Dollars in Thousands) March 31, 2025 December 31, 2024 March 31, 2024
Salaries $ 21,883

$
21,645

$
20,604
Associate Benefits 4,365 4,463 3,803
Total Compensation

26,248 26,108 24,407

Premises 3,172 3,132 3,173
Equipment 3,621 3,761 3,821
Total Occupancy 6,793 6,893 6,994

Legal Fees 504 452 435
Professional Fees 1,622 1,844 1,258
Processing Services 2,469 2,381 1,833
Advertising 838 791 815
Telephone 719 738 709
Insurance - Other 732 736 915
Other Real Estate Owned, net

(4,470) (951) 18
Pension - Other (873) (419) (419)
Miscellaneous 4,119 3,209 3,206
Total Other

5,660 8,781 8,770
Total

Noninterest Expense

$ 38,701 $ 41,782 $ 40,171
Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $26.2 million for the first quarter of 2025, an increase of $0.1 million, or 1.0%, over
the fourth quarter of 2024 and an increase of $1.8 million, or 7.5%, over the first quarter of 2024. Compared to the fourth quarter of
2024, the slight net increase reflected a $0.2 million increase in salary expense offset by a $0.1 million decrease in associate benefit
expense. The increase in salary expense was primarily attributable to an increase in payroll tax expense,

which reflected the annual re-
set of this tax as well as payroll taxes related to a high level of cash/stock incentives paid in the first quarter. The decrease in associate
benefit expense reflected a slight decrease in the pension plan service cost expense.

Compared to the first quarter of 2024, the increase
was driven by higher salary expense of $1.3 million and associate benefit expense of $0.5 million. The increase in salary expense was
primarily due to increases in base salaries of $0.5 million (annual merit),

commission expense of $0.5 million, and cash incentive plan
expense of $0.3

million. Higher associate insurance costs drove the increase in associate benefit expense.

Occupancy.

Occupancy expense (including premises and equipment) totaled $6.8 million for the first quarter of 2025, a decrease of
$0.1

million, or 1.5% from the fourth quarter of 2024 and a decrease of $0.2 million, or 2.9%, from the first quarter of 2024. The
decrease from the fourth quarter of 2024 was primarily due to lower maintenance and repairs for buildings and FF&E. The decrease from the first quarter of 2024

reflected lower FF&E depreciation and maintenance agreement expense.
Other
.

Other noninterest expense totaled $5.7 million for the first quarter of

2025, a decrease of $3.1 million, or 35.5%, from the
fourth quarter of 2024 and the first quarter of 2024. The decrease from the fourth quarter of 2024 was driven by a $3.5 million
decrease in other real estate expense, which reflected higher gains from the sale of banking facilities, primarily the sale of our
operations center building in the first quarter of 2025, partially offset by a $0.5 million increase in charitable contribution expense.
Compared to the first quarter of 2024, the decrease was primarily attributable to a $4.5 million decrease in other real estate expense,
which reflected higher gains from the sale of banking offices,

primarily the aforementioned gain from the sale of our operations center building in the first quarter of 2025, partially offset by increases in processing expense of $0.6 million, and charitable contribution
expense of $0.6 million.

Our operating efficiency ratio (expressed as noninterest

expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 62.93% for the first quarter of 2025 compared to 69.74% for the fourth quarter of 2024 and 71.06% for the
first quarter of 2024. The improvement in this metric compared to both prior periods was primarily attributable to lower noninterest
expense in the first quarter of 2025,

which included a $4.4 million gain from the sale of our operations center building.

Higher
revenues (net interest income and noninterest income) also contributed,

but to a lesser extent.

Income Taxes
We realized income

tax expense of $5.1 million (effective rate of 23.3%) for the first quarter of

2025 compared to $4.2 million
(effective rate of 24.3%) for the fourth quarter of 2024 and $3.5 million (effective rate of 23.0%) for the first quarter of 2024.

Compared to the fourth quarter of 2024, the decrease in our effective tax rate was primarily due to a discrete item in the first quarter of
2025 related to an excess tax benefit for stock compensation.

Absent discrete items, we expect our annual effective tax rate to approximate 24% for 2025.
FINANCIAL CONDITION
Average earning

assets totaled $3.994 billion for the first quarter of 2025, an increase of $72.0 million, or 1.8%, over the fourth
quarter of 2024, and an increase of $144.3 million, or 3.7%, over the first quarter of 2024.

The increase over both prior periods was
driven by higher deposit balances (see below – Deposits
).

Compared to the fourth quarter of 2024, the change in the earning asset mix reflected a $67.1 million increase in investment securities and a $22.7 million increase in overnight funds sold, partially offset by

a
$11.5 million decrease in loans HFI and a $6.3

million decrease in loans HFS.

Compared to the first quarter of 2024, the change in
the earning asset mix reflected a $180.5 million increase in overnight funds and a $29.1 million increase in investment securities that
was partially offset by a $62.7 million decrease in loans HFI and a $2.6 million decrease in loans HFS.

Investment Securities
Average investments

totaled $982.3 million, a $67.1 million, or 7.3%, increase over the fourth quarter of 2024 and $29.1 million, or
3.1%, increase over the first quarter of 2024. Our investment portfolio represented

24.6% of our average earning assets for the first
quarter of 2025 compared to 23.3% for the fourth quarter of 2024 and 24.8% for the first quarter of 2024. For the remainder of 2025, we will continue to monitor our overall liquidity position and market conditions to determine if cash flow from the investment
portfolio should be reinvested or allowed to run-off

into overnight funds.

The investment portfolio is a significant component of our operations and, as such,

it functions as a key element of liquidity and
asset/liability management.

Two types of classifications are approved

for investment securities which are Available

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At March 31, 2025, $517.2 million, or 52.7%, of the investment portfolio was classified as HTM

and
$461.2 million, or 47.0%, was classified as AFS. The average maturity of our total portfolio at March 31, 2025 was 2.64 years
compared to 2.54 years at December 31, 2024 and 2.76 years at March

31, 2024. The duration of our investment portfolio at March
31, 2025 was 2.10 years compared to 2.19 years at December 31, 2024 and

2.39 years at March 31, 2024. Additional information on
unrealized gains/losses in the AFS and HTM portfolios is provided in Note 2 – Investment Securities.
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
At March 31, 2025, there were 829 positions (combined AFS and HTM)

with unrealized pre-tax losses totaling $38.3 million. 59 of these positions are U.S. Treasuries and

carry the full faith and credit of the U.S. Government.

674 were U.S. government agency
securities issued by U.S. government sponsored entities. The remaining

96 positions (municipal securities and corporate bonds) have a credit component.

At March 31, 2025, corporate debt securities had an allowance for credit losses of $73,000 and municipal securities
had an allowance of $2,000. At March 31, 2025, all collateralized mortgage obligation securities, mortgage-backed securities, Small
Business Administration securities,

U.S. Agency, and

U.S. Treasury bonds held were AAA rated.

Loans HFI
Average loans

HFI decreased $11.5 million, or 0.4%, from the fourth

quarter of 2024 and decreased $62.7 million, or 2.3%, from the first quarter of 2024. Compared to the fourth quarter of 2024, the decrease was primarily attributable to declines in construction loans
of $8.6 million, commercial loans of $5.7 million, and consumer loans of $2.1 million,

partially offset by a $6.6 million increase in
home equity loans. Compared to the first quarter of 2024, the decline was driven by decreases in consumer loans (primarily indirect
auto) of $58.8 million, commercial loans of $32.9 million, and commercial real estate mortgage loans of $23.1 million, partially offset
by increases in residential real estate loans of $28.9 million, construction loans of $11.5 million, and home equity loans of $10.4
million.
Loans HFI at March 31, 2025 increased $9.2 million, or 0.3%, over December 31,

2024 and decreased $70.4 million, or 2.6%, from
March 31, 2024. Compared to December 31, 2024, the increase was primarily attributable to increases in commercial real estate
mortgage loans of $27.8 million and residential real estate loans of $12.1 million,

consumer loans (primarily indirect auto) of $6.7
million, and home equity loans of $5.9 million, partially offset by decreases in construction loans of $27.7 million, commercial loans of $4.8 million, and other loans of $10.8 million. Compared to the first quarter of 2024,

the decline was driven by decreases in
consumer loans (primarily indirect auto) of $48.0 million, commercial loans of $33.9 million, commercial real estate mortgage loans of $16.7 million, and construction loans of $10.4 million, partially offset by increases in residential real estate loans of $27.8 million and home equity loans of $11.4 million.
Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Nonperforming assets (nonaccrual loans and other real estate) totaled $4.4 million at March 31, 2025 compared to $6.7 million at
December 31, 2024 and $6.8 million at March 31, 2024.

At March 31, 2025, nonperforming assets as a percent of total assets was
0.10%, compared to 0.15% at December 31, 2024 and 0.16% at March 31, 2024.

Nonaccrual loans totaled $4.3 million at March 31,
2025, a $2.0 million decrease from December 31, 2024 and a $2.5 million decrease from March 31, 2024.

Further, classified loans
totaled $19.2 million at March 31, 2025, a $0.7 million decrease from December

31, 2024 and a $3.1 million decrease from March 31,
2024.
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
conditions and forecasts.

At March 31, 2025, the allowance for credit losses for loans HFI totaled $29.7 million compared to $29.3 million at December 31,
2024 and March 31, 2024. Activity within the allowance is provided in

Note 3 – Loans Held for Investment and Allowance for Credit
Losses in the Notes to Consolidated Financial Statements. The increase in the allowance over December 31, 2024 reflected higher
loan balances and higher loan loss rates, partially offset by a lower level of net loan charge-offs.

The increase in the allowance over
March 31, 2024 was primarily due to higher loss rates. Net loan charge

-offs were nine basis points of average loans for the first
quarter of 2025 versus 25 basis points for the fourth quarter of 2024 and 22 basis points for the first quarter of 2024.

At March 31,
2025, the allowance represented 1.12% of loans HFI compared to

1.10% at December 31, 2024, and 1.07% at March 31, 2024.
At March 31, 2025, the allowance for credit losses for unfunded commitments totaled $1.8 million compared to $2.2 million and $3.1
million at December 31, 2024 and March 31, 2024, respectively.

The decline in the allowance for unfunded commitments from
December 31, 2024 and March 31, 2024 reflected a lower level of unfunded loan commitments. The allowance for unfunded
commitments is recorded in other liabilities.

Deposits
Average total

deposits were $3.665 billion for the first quarter of 2025, an increase of $65.1 million,

or 1.8%, over the fourth quarter
of 2024 and an increase of $89.0 million, or 2.5%, over the first quarter of 2024.

Compared to the fourth quarter of 2024, the increase
was primarily attributable to higher NOW account balances largely due to the seasonal increase in our public fund balances.

The
increase over the first quarter of 2024 reflected growth in NOW,

money market and certificate of deposit account balances which was
mainly due to a combination of balances migrating from savings and noninterest bearing accounts, in addition to receiving new
deposits from existing and new clients via various deposit strategies.

At March 31, 2025, total deposits were $3.784 billion, an increase of $111.9 million, or 3.0%, over December 31, 2024, and an
increase of $129.1 million, or 3.5%, over March 31, 2024.

The increase over December 31, 2024 was due to higher balances in all deposit categories. The increase over March 31, 2024 was primarily due to higher NOW account balances (primarily business
accounts), and to a lesser extent increases in money market and certificates of deposit,

partially offset by lower savings account
balances. Total public

funds balances were $648.0 million at March 31, 2025, $660.9 million at December

31, 2024, and $615.0
million at March 31, 2024.
Business deposit transaction accounts classified as repurchase agreements averaged $29.8 million for the first quarter of 2025, an
increase of $1.8 million over the fourth quarter of 2024 and an increase of $4.1 million over the first quarter of 2024. At March 31,
2025,

repurchase agreement balances were $22.8 million compared to $26.2 million at December 31, 2024 and $23.5 million at March
31, 2024.

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

IN NET INTEREST INCOME

Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
March 31, 2025 17.3% 13.0% 8.7% 4.5% -4.7% -9.8% -15.3% -20.9%
December 31, 2024 15.4% 11.5% 7.6% 3.9% -4.3% -9.0% -14.3% -19.9%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
March 31, 2025 39.1% 31.1% 23.0% 15.2% -1.9% -11.7% -22.5% -32.8%
December 31, 2024 40.8% 32.9% 24.8% 17.1% 0.1% -9.8% -20.9% -31.6%
The Net Interest Income (“NII”) at Risk position of an instantaneous,

parallel rate shock indicates that in the short-term (over the next
12 months), all rising rate environments will positively impact the net interest margin of the Company,

while declining rate
environments

will have a negative impact on the net interest margin. Compared to the fourth quarter of 2024, these metrics generally
became more favorable in the rising rate scenarios and less favorable in the falling rate scenarios.

This was primarily attributable to
the $125 million increase in variable rate overnight funds at March 31,

2025, which increases our asset sensitivity to falling rates. The instantaneous,

parallel rate shock results over the next 12-month and 24-month periods are outside of policy in the rates down 300 bps
and 400 bps scenario largely due to the limited ability to decrease deposit rates the full extent of this rate change.

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

OF EQUITY

Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
March 31, 2025

29.0% 23.7% 17.1% 9.3% -11.2% -23.1% -33.7% -40.3%
December 31, 2024 30.7% 24.4% 17.0% 9.0% -17.2% -23.7% -35.1% -42.2%
EVE Ratio (policy minimum 5.0%) 30.4% 28.6% 26.6% 24.4% 19.2% 16.4% 13.9% 12.4%

At March 31, 2025, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments. Compared to December 31, 2024, EVE metrics were generally more favorable in most rate scenarios. EVE is currently
in compliance with policy in all rate scenarios as the EVE ratio exceeds the policy minimum of 5.0% in each shock scenario.
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

At March 31, 2025, we had the ability to generate approximately $1.540 billion (excludes overnight funds position of $446 million) in additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings, the
Federal Reserve Discount Window,

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

,

EROC, and Board of Directors.

We believe the liquidity
available to us at March 31, 2025 was sufficient to meet our on-going needs and execute our business strategy.

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
The Bank maintained an average net overnight funds (i.e., deposits with banks plus FED funds sold less FED funds purchased) sold
position of $320.9 million in the first quarter of 2025 compared to $298.3 million in the fourth quarter of 2024 and $140.5 million in
the first quarter of 2024.

Compared to both prior periods, the increase reflected higher average deposits and lower average loans.

We expect our

capital expenditures will be approximately $10.0 million over the next 12 months,

which will primarily consist of
construction of new offices, office remodeling,

office equipment/furniture, and technology purchases.

Management expects that these
capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.
Borrowings
Average short

-term borrowings totaled $37.3 million for the first quarter of 2025 compared to $34.5 million for the fourth quarter of
2024

and $29.5 million for the first quarter of 2024. The increase over both prior periods reflected growth in repurchase agreement
balances and an increase in mortgage warehouse borrowings. Additional detail on warehouse borrowings is provided in Note 4 –
Mortgage Banking Activities in the Consolidated Financial Statements.
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

At March 31, 2025, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $512.6 million at March 31, 2025 compared to $495.3 million at December 31, 2024 and $448.3 million at
March 31, 2024.

For the first three months of 2025, shareowners’ equity was positively impacted by net income attributable to
shareowners of $16.9 million, a net $3.6 million decrease in the accumulated other comprehensive loss, the issuance of stock of $2.4
million, and stock compensation accretion of $0.4 million.

The net favorable change in accumulated other comprehensive loss reflected a $4.1 million decrease in the investment securities loss that was partially offset by a $0.5 million decrease in the fair value
of the interest rate swap related to subordinated debt. Shareowners’ equity was reduced by a common stock dividend of $4.1 million
($0.24 per share) and net adjustments totaling $1.9 million related to transactions under our stock compensation plans.

At March 31, 2025, our total risk-based capital ratio was 19.20% compared to 18.64% at December 31, 2024 and 16.84% at March 31,
2024.

Our common equity tier 1 capital ratio was 16.08%, 15.54%, and 13.82%, respectively,

on these dates.

Our leverage ratio was
11.17%, 11.05%,

and 10.45%, respectively, on these

dates.

At March 31, 2025, all our regulatory capital ratios exceeded the thresholds to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity ratio
(non-GAAP financial measure) was 9.61% at March 31, 2025 compared to 9.51% and 8.53%

at December 31, 2024 and March 31,
2024, respectively.

If our unrealized HTM securities losses of $12.1 million (after-tax)

were recognized in accumulated other
comprehensive loss, our adjusted tangible capital ratio would be 9.33%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with Accounting Standards Codification

Topic 715. At March 31, 2025,

the net pension asset reflected in other
comprehensive loss was $9.7 million compared to $9.7 million at December 31, 2024 and $0.4 million at March 31, 2024. The favorable adjustment for the pension plan compared to March 31, 2024 was primarily attributable to a higher than estimated return on plan assets in 2024 and a higher discount rate used to determine the plan liability at

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

Discussion and Analysis of Financial Condition and Results of Operations, of

our 2024
Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS
We are a party

to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our
clients.

At March 31, 2025, we had $656.0 million in commitments to extend credit and $7.3 million in standby letters of credit.

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

We have recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Bank, which is included in other liabilities on the Consolidated Statements of Financial Condition
and totaled $1.8 million at March 31, 2025.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 1 to the Consolidated

Financial Statements included in our 2024 Form 10-K.

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

Discussion and Analysis of Financial Condition and Results of Operations, and

Part II, Item 7,
Management’s Discussion and Analysis

of Financial Condition and Results of Operations included

in our 2024 Form 10-K.

TABLE I
AVERAGE

BALANCES & INTEREST RATES
Three Months Ended

March 31, 2025 December 31, 2024 March 31, 2024

Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

24,726
$

490 8.04%
$

31,047
$

976 7.89%
$

27,314
$

563 5.99%
Loans Held for Investment
(1)(2)
2,665,910 40,029 6.09 2,677,396 40,521 6.07 2,728,629 40,196 5.95
Taxable Securities 981,485 5,802 2.38 914,353 4,688 2.04 952,328 4,238 1.78
Tax-Exempt Securities
(2)
845 9 4.32 849 9 4.31 856 10 4.34
Interest Bearing Deposits 320,948 3,496 4.42 298,255 3,596 4.80 140,488 1,893 5.42
Total Earning Assets 3,993,914 49,826 5.06% 3,921,900 49,790 5.05% 3,849,615 46,900 4.90%
Cash & Due From Banks 73,467 73,992 75,763
Allowance For Credit Losses (30,008) (30,107) (30,030)
Other Assets 297,660 293,884 295,275
TOTAL ASSETS
$

4,335,033
$

4,259,669
$

4,190,623

Liabilities:
Noninterest Bearing Deposits
$

1,317,425
$

1,323,556
$

1,344,188
NOW Accounts 1,249,955
$

3,854 1.25% 1,182,073
$

3,826 1.29% 1,201,032
$

4,497 1.51%
Money Market Accounts 420,059 2,187 2.11 422,615 2,526 2.38 353,591 1,985 2.26
Savings Accounts 507,676 176 0.14 504,859 179 0.14 539,374 188 0.14
Other Time Deposits 170,367 1,166 2.78 167,321 1,235 2.94 138,328 924 2.69
Total Interest Bearing Deposits 2,348,057 7,383 1.28 2,276,868 7,766 1.36 2,232,325 7,594 1.37
Total Deposits 3,665,482 7,383 0.82 3,600,424 7,766 0.86 3,576,513 7,594 0.85
Repurchase Agreements 29,821 164 2.23 28,018 199 2.82 25,725 201 3.14
Short-Term Borrowings 7,437 117 6.39 6,510 83 5.06 3,758 39 4.16
Subordinated Notes Payable 52,887 560 4.23 52,887 581 4.30 52,887 628 4.70
Other Long-Term Borrowings 794 11 5.68 794 11 5.57 281 3 4.80
Total Interest Bearing Liabilities 2,438,996 8,235 1.37% 2,365,077 8,640 1.45% 2,314,976 8,465 1.47%
Other Liabilities 65,211 73,130 68,295
TOTAL LIABILITIES 3,821,632 3,761,763 3,727,459
Temporary Equity - 6,763 7,150

TOTAL SHAREOWNERS’ EQUITY 513,401 491,143 456,014
TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY
$

4,335,033
$

4,259,669
$

4,190,623

Interest Rate Spread 3.69% 3.59% 3.43%
Net Interest Income
$

41,591
$

41,150
$

38,435
Net Interest Margin (3) 4.22% 4.17% 4.01%
(1)

Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes net loan costs of $0.4 million for

the three months ended

March 31, 2025, $0.2 million for the three months ended

December 31, 2024, and net loan fees of $0.1 million for

the three months ended March 31, 2024.
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

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2024.
Item 4.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At March 31, 2025, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and
Chief Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934).

Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded
that, as of the end of the period covered by this report,

our disclosure controls and procedures were effective.
Our management, including our Chief Executive Officer

and Chief Financial Officer, has reviewed

our internal control over financial
reporting (as defined in Rule 13a-15(f) under the Securities Exchange

Act of 1934). During the quarter ended March 31, 2025, there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that
have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. “Risk Factors” in our 2024 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2024 Form
10-K, and our subsequent quarterly reports are not the only risks facing us.

Additional risks and uncertainties not currently known to
us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating
results.
Item 2.

Unregistered Sales of Equity Securities and Use of

Proceeds
None.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosure
Not Applicable.

Item 5.

Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers

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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Mr. Larkin is the Principal Financial

Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: April 30, 2025