Form 10-Q
period 2025-06-30
CAPITAL CITY BANK GROUP INC
filed 2025-07-31
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2025
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
At July 29, 2025,
17,066,511

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2025
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – June 30, 2025 and December 31, 2024 5
Consolidated Statements of Income – Three and Six Months Ended June 30, 2025 and 2024 6
Consolidated Statements of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2025 and 2024 7
Consolidated Statements of Changes in Shareowners’ Equity – Three and Six Months Ended June 30, 2025 and 2024 8
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2025 and 2024 9
Notes to Consolidated Financial Statements 10

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

Item 1. Legal Proceedings 49

Item 1A. Risk Factors 49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 49

Item 3. Defaults Upon Senior Securities 49
Item 4. Mine Safety Disclosure 49
Item 5. Other Information 49

Item 6. Exhibits 50

Signatures

51

INTRODUCTORY NOTE
Special Cautionary Notice Regarding Forward-Looking Statements
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

The words “may,” “could,” “should,” “would,” “believe,”

“anticipate,” “contemplate,” “estimate,” “expect,”
“intend,” “plan,” “point to,” “project,” “target,” “vision,” “goal,” “continue,” “further,”

and similar expressions are intended to identify
forward-looking statements.
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
● Fraud or misconduct by internal or external parties which we may not be able to prevent, detect or mitigate;
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
● A deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the federal budget and economic policy;
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

● Potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
●
Negative publicity and the impact on our reputation;

● The limited trading activity and concentration of ownership of our common stock; and
●
Other factors and risks described under “Risk Factors” herein and in any of the Company’s subsequent reports filed with the
SEC and available on its website at www.sec.gov.
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

OF FINANCIAL CONDITION
(Unaudited)
June 30, December 31,
(Dollars in Thousands, Except Par Value) 2025

2024
ASSETS

Cash and Due From Banks $
78,485
$
70,543
Federal Funds Sold and Interest Bearing Deposits

394,917

321,311
Total Cash and Cash Equivalents

473,402

391,854

Investment Securities, Available

for Sale, at fair value (amortized cost of $
551,404

and $
429,033
)

533,457

403,345
Investment Securities, Held to Maturity (fair value of $
448,911

and $
544,460
)

462,599

567,155
Equity Securities
3,242

2,399
Total Investment

Securities

999,298

972,899

Loans Held For Sale, at fair value
19,181

28,672

Loans Held for Investment
2,631,490

2,651,550
Allowance for Credit Losses

(29,862)

(29,251)
Loans Held for Investment, Net

2,601,628

2,622,299

Premises and Equipment, Net

79,906

81,952
Goodwill and Other Intangibles

92,693

92,773
Other Real Estate Owned
132
367
Other Assets

125,513

134,116
Total Assets $
4,391,753
$
4,324,932

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,332,080
$
1,306,254
Interest Bearing Deposits

2,372,773

2,365,723
Total Deposits

3,704,853

3,671,977

Short-Term

Borrowings

34,541
28,304
Subordinated Notes Payable

42,582
52,887
Other Long-Term

Borrowings

680
794
Other Liabilities

82,674
75,653
Total Liabilities
3,865,330
3,829,615

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
17,066,395

and
16,974,513

shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively
171
170
Additional Paid-In Capital

39,527
37,684
Retained Earnings

487,665
463,949
Accumulated Other Comprehensive Loss, net of tax

(940)
(6,486)
Total Shareowners’ Equity

526,423
495,317
Total Liabilities and Shareowners’

Equity
$
4,391,753
$
4,324,932
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

June 30,
Six Months Ended

June 30,
(Dollars in Thousands, Except Per Share

Data)
2025 2024 2025 2024
INTEREST INCOME
Loans, including Fees $
40,872
$
41,138
$
81,350
$
81,821
Investment Securities:
Taxable
6,666
3,998
12,469
8,236
Tax Exempt
12
6
17
12
Funds Sold and Interest Bearing Deposits
3,909
3,624
7,405
5,517
Total Interest Income
51,459
48,766
101,241
95,586
INTEREST EXPENSE
Deposits
7,405
8,579
14,788
16,173
Short-Term

Borrowings
335
285
616
525
Subordinated Notes Payable
530
630
1,090
1,258
Other Long-Term

Borrowings
5
3
16
6
Total Interest Expense
8,275
9,497
16,510
17,962
NET INTEREST INCOME
43,184
39,269
84,731
77,624
Provision for Credit Losses
620
1,204
1,388
2,124
Net Interest Income After Provision For Credit Losses
42,564
38,065
83,343
75,500
NONINTEREST INCOME
Deposit Fees
5,320
5,377
10,381
10,627
Bank Card Fees
3,774
3,766
7,288
7,386
Wealth Management

Fees
5,206
4,439
10,969
9,121
Mortgage Banking Revenues
4,190
4,381
8,010
7,259
Other
1,524
1,643
3,273
3,310
Total Noninterest

Income
20,014
19,606
39,921
37,703
NONINTEREST EXPENSE
Compensation
26,490
24,406
52,738
48,813
Occupancy, Net
7,071
6,997
13,864
13,991
Other
8,977
9,038
14,637
17,808
Total Noninterest

Expense
42,538
40,441
81,239
80,612
INCOME BEFORE INCOME TAXES
20,040
17,230
42,025
32,591
Income Tax Expense
4,996
3,189
10,123
6,725
NET INCOME
15,044
14,041
31,902
25,866
Loss Attributable to Noncontrolling Interests
-
109
-
841
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
15,044
$
14,150
$
31,902
$
26,707
BASIC NET INCOME PER SHARE $
0.88
$
0.84
$
1.87
$
1.58
DILUTED NET INCOME PER SHARE $
0.88
$
0.83
$
1.87
$
1.57
Average Common

Basic Shares Outstanding
17,056
16,931
17,042
16,941
Average Common

Diluted Shares Outstanding
17,088
16,960
17,067
16,964
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2025 2024 2025 2024
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
15,044
$
14,150
$
31,902
$
26,707
Other comprehensive income, before

tax:
Investment Securities:
Change in net unrealized loss on securities available for sale
2,737
769
7,744
(406)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
344
845
842
1,736
Derivative:
Change in net unrealized gain on effective cash flow

derivative
(485)
(50)
(1,189)
387
Other comprehensive income, before

tax
2,596
1,564
7,397
1,717
Deferred tax expense related to other comprehensive income
649
160
1,851
247
Other comprehensive income, net of tax
1,947
1,404
5,546
1,470
TOTAL COMPREHENSIVE

INCOME
$
16,991
$
15,554
$
37,448
$
28,177
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional
Comprehensiv
e

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, April 1, 2025
17,054,787
$
171
$
38,576
$
476,715
$
(2,887)
$
512,575
Net Income Attributable to Common Shareowners
-
-
-
15,044
-
15,044
Other Comprehensive Income, net of tax -
-
-
-
1,947
1,947
Cash Dividends ($
0.2400

per share)
-
-
-
(4,094)
-
(4,094)
Stock Based Compensation -
-
526
-
-
526
Stock Compensation Plan Transactions, net
11,608
-
425
-
-
425
Balance, June 30, 2025
17,066,395
$
171
$
39,527
$
487,665
$
(940)
$
526,423
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
(6,486)
$
495,317
Net Income Attributable to Common Shareowners -
-
-
31,902
-
31,902
Other Comprehensive Income, net of tax -
-
-
-
5,546
5,546
Cash Dividends ($
0.4800

per share)
-
-
-
(8,186)
-
(8,186)
Stock Based Compensation -
-
925
-
-
925
Stock Compensation Plan Transactions, net
91,882
1
918
-
-
919
Balance, June 30, 2025
17,066,395
$
171
$
39,527
$
487,665
$
(940)
$
526,423
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
(Dollars in Thousands) 2025 2024
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
31,902
$
26,707
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
1,388
2,124

Depreciation
3,676
4,050

Amortization of Premiums, Discounts and Fees, net
2,272
1,842

Amortization of Intangible Asset
80
80

Originations of Loans Held-for-Sale
(218,167)
(241,631)

Proceeds From Sales of Loans Held-for-Sale
232,204
249,378

Mortgage Banking Revenues
(8,010)
(7,259)

Net Additions for Capitalized Mortgage Servicing Rights
44
134

Stock Compensation
925
715

Net Tax Benefit from

Stock-Based Compensation
(154)
-

Deferred Income Taxes (Benefit)
1,391
(1,346)

Net Change in Operating Leases
(33)
195

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(4,514)
-

Net Decrease in Other Assets
5,124
1,425

Net Increase in Other Liabilities
6,363
3,170
Net Cash Provided By Operating Activities
54,491
39,584
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(47,841)
(3,944)

Proceeds from Payments, Maturities, and Calls
152,124
45,849
Securities Available for

Sale:

Purchases
(155,436)
(5,661)

Proceeds from Payments, Maturities, and Calls
32,471
32,169
Equity Securities:

Purchases
(60)
-

Net Decrease (Increase) in Equity Securities
94
(10)
Purchases of Loans Held for Investment
(304)
(302)
Proceeds from Sales of Loans
25,696
19,176
Net (Increase) Decrease in Loans Held for Investment
(4,047)
24,288
Proceeds From Sales of Other Real Estate Owned
7,341
-
Purchases of Premises and Equipment
(4,222)
(4,198)
Net Cash Provided by Investing Activities
5,816
107,367
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits
32,876
(93,258)
Net Increase (Decrease) in Short-Term

Borrowings
6,237
(9,571)
Redemption of Subordinated Notes
(10,305)
-
Net Increase (Decrease) in Other Long-Term

Borrowings
-
694
Dividends Paid
(8,186)
(7,110)
Payments to Repurchase Common Stock
-
(2,330)
Proceeds from Issuance of Common Stock Under Purchase Plans
619
536
Net Cash Provided By (Used In) Financing Activities
21,241
(111,039)
NET INCREASE IN CASH AND CASH EQUIVALENTS
81,548
35,912
Cash and Cash Equivalents at Beginning of Period

391,854
312,067
Cash and Cash Equivalents at End of Period

$
473,402
347,979
Supplemental Cash Flow Disclosures:

Interest Paid
$
16,543
$
17,153

Income Taxes Paid
$
3,220
$
3,005
Supplemental Noncash Items:

Loans and Premises Transferred to Other Real Estate Owned
$
2,592
$
649

Loans Transferred from Held for Investment

to Held for Sale, net
$
22,232
$
15,475
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

31, 2025 and subsequent annual reports.
ASU No. 2023-03, “Income Statement — Reporting Comprehensive

Income — Expense Disaggregation

Disclosures (Subtopic 220-
40): Disaggregation of Income Statement

Expenses.”

ASU 2024-03 introduces new requirements to disclose additional information about certain types of expenses, including employee compensation, depreciation,

intangible asset amortization, and selling expenses.

ASU 2024-03 is effective for the Company as of January 1, 2026. The

Company is currently evaluating the impact of the incremental disclosures that will be required under the standard.

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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
June 30, 2025
U.S. Government Treasury $
221,568
$
1,116
$
363
$
-
$
222,321
U.S. Government Agency
166,665
69
3,666
-
163,068
States and Political Subdivisions
40,551
31
2,708
(1)
37,873
Mortgage-Backed Securities (1)
62,904
1
9,277
-
53,628
Corporate Debt Securities
51,619
-
3,080
(69)
48,470
Other Securities (2)
8,097
-
-
-
8,097
Total

$
551,404
$
1,217
$
19,094
$
(70)
$
533,457
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
403,345
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
June 30, 2025
U.S. Government Treasury $
235,499
$
-
$
2,748
$
232,751
Mortgage-Backed Securities (1)
227,100
236
11,176
216,160
Total

$
462,599
$
236
$
13,924
$
448,911
December 31, 2024
U.S. Government Treasury $
368,005
$
-
$
6,476
$
361,529
Mortgage-Backed Securities (1)
199,150
16
16,235
182,931
Total

$
567,155
$
16
$
22,711
$
544,460
(1)

Comprised of residential mortgage-backed

securities.
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
3.0

million and $
5.1

million,
respectively,

at June 30, 2025 and at December 31, 2024.
At June 30, 2025 and December 31, 2024, the investment portfolio had $
3.2

million and $
2.4

million, respectively, in

equity
securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
385.5

million and $
489.5

million at June 30, 2025 and December 31, 2024, respectively,

were
pledged to secure public deposits and for other purposes.
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

Investment Sales. There were
no

sales of investment securities for the three and six months ended June 30, 2025 and

2024.

Maturity Distribution
.

At June 30, 2025, the Company’s investment

securities had the following maturity distribution based on
contractual maturity.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or
prepay obligations.

Mortgage-backed securities, certain amortizing U.S. government agency securities and other securities are shown
separately because they are not due at a certain maturity date.

Available for

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
58,288

$
57,421

$
227,073

$
224,454
Due after one year through five years

298,624

294,770

8,426

8,297
Due after five year through ten years

16,353

14,603

-

-
Mortgage-Backed Securities
62,904
53,628
227,100
216,160
U.S. Government Agency

107,138

104,938

-

-
Other Securities

8,097

8,097

-

-
Total

$
551,404

$
533,457

$
462,599

$
448,911

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
June 30, 2025
Available for

Sale
U.S. Government Treasury $
28,929

$
14

$
11,742

$
349

$
40,671

$
363
U.S. Government Agency
41,132
264
93,868
3,402
135,000
3,666
States and Political Subdivisions
1,622

66

34,125

2,642

35,747

2,708
Mortgage-Backed Securities
39

-

53,545

9,277

53,584

9,277
Corporate Debt Securities
1,077

68

47,393

3,012

48,470

3,080
Total

$
72,799

$
412

$
240,673

$
18,682

$
313,472

$
19,094

Held to Maturity
U.S. Government Treasury

-

-

232,751

2,748

232,751

2,748
Mortgage-Backed Securities
50,264

204

110,114

10,972

160,378

11,176
Total

$
50,264

$
204

$
342,865

$
13,720

$
393,129

$
13,924
December 31, 2024
Available for

Sale

U.S. Government Treasury $
81,363

$
318

$
14,510

$
616

$
95,873

$
934
U.S. Government Agency
33,155
184
100,844
5,394
133,999
5,578
States and Political Subdivisions

2,728

164

36,654

3,663

39,382

3,827
Mortgage-Backed Securities
54
-
55,409
10,902
55,463
10,902
Corporate Debt Securities
3,093
249
48,369
4,195
51,462
4,444
Total

$
120,393

$
915

$
255,786

$
24,770

$
376,179

$
25,685

Held to Maturity
U.S. Government Treasury

-

-

361,529

6,476

361,529

6,476
Mortgage-Backed Securities
58,230
1,000
119,353
15,235
177,583
16,235
Total

$
58,230

$
1,000

$
480,882

$
21,711

$
539,112

$
22,711
At June 30, 2025, there were
788

positions (combined AFS and HTM) with unrealized pre-tax losses totaling $
33.0

million.

48

of
these positions are U.S. Treasury bonds

and carry the full faith and credit of the U.S. Government.

650

are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

At June 30, 2025, all collateralized
mortgage obligation securities, mortgage-backed securities, Small Business

Administration securities, U.S. Agency,

and U.S. Treasury
bonds held were AAA rated.

The remaining
90

positions (municipal securities and corporate bonds) have a credit component.

At
June 30, 2025, corporate debt securities had an allowance for credit losses of

$
69,000

and municipal securities had an allowance of
less than $
1,000
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:

(Dollars in Thousands) June 30, 2025

December 31, 2024
Commercial, Financial and Agricultural $
180,008

$
189,208
Real Estate – Construction

174,115

219,994
Real Estate – Commercial Mortgage

802,504

779,095
Real Estate – Residential (1)

1,047,920

1,042,504
Real Estate – Home Equity

228,201

220,064
Consumer (2)

198,742

200,685
Loans Held For Investment, Net of Unearned Income $
2,631,490

$
2,651,550
(1) Includes loans in process balances of $
1.6

million and $
13.6

million at June 30, 2025 and December 31, 2024, respectively.
(2)
Includes overdraft balances of $
1.3

million and $
1.2

million at June 30, 2025 and December 31, 2024, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
8.5

million at June 30, 2025 and $
8.3
million at December 31, 2024.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
8.1

million at June 30, 2025 and $
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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
June 30, 2025
Beginning Balance $
1,468
$
2,233
$
6,061
$
14,885
$
2,029
$
3,058
$
29,734
Provision for Credit Losses
(86)
(422)
189
363
(33)
707
718
Charge-Offs
(74)
-
-
(49)
(24)
(1,351)
(1,498)
Recoveries

117
-
6
65
42
678
908
Net (Charge-Offs) Recoveries
43
-
6
16
18
(673)
(590)
Ending Balance $
1,425
$
1,811
$
6,256
$
15,264
$
2,014
$
3,092
$
29,862
Six Months Ended

June 30, 2025
Beginning Balance $
1,514
$
2,384
$
5,867
$
14,568
$
1,952
$
2,966
$
29,251
Provision for Credit Losses
(39)
(573)
380
569
35
1,429
1,801
Charge-Offs
(242)
-
-
(57)
(24)
(2,786)
(3,109)
Recoveries
192
-
9
184
51
1,483
1,919
Net (Charge-Offs) Recoveries
(50)
-
9
127
27
(1,303)
(1,190)
Ending Balance $
1,425
$
1,811
$
6,256
$
15,264
$
2,014
$
3,092
$
29,862
Three Months Ended
June 30, 2024
Beginning Balance $
1,525
$
1,869
$
5,947
$
14,828
$
1,896
$
3,264
$
29,329
Provision for Credit Losses
391
(118)
110
(63)
(68)
877
1,129
Charge-Offs
(400)
-
-
-
-
(1,632)
(2,032)
Recoveries

59
-
19
23
37
655
793
Net (Charge-Offs) Recoveries
(341)
-
19
23
37
(977)
(1,239)
Ending Balance $
1,575
$
1,751
$
6,076
$
14,788
$
1,865
$
3,164
$
29,219
Six Months Ended

June 30, 2024
Beginning Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941
Provision for Credit Losses
675
(751)
71
(311)
62
2,265
2,011
Charge-Offs
(682)
-
-
(17)
(76)
(3,820)
(4,595)
Recoveries
100
-
223
60
61
1,418
1,862
Net (Charge-Offs) Recoveries
(582)
-
223
43
(15)
(2,402)
(2,733)
Ending Balance $
1,575
$
1,751
$
6,076
$
14,788
$
1,865
$
3,164
$
29,219
For the six months ended June 30, 2025, the allowance for loans HFI increased by $
0.6

million and reflected a provision expense of
$
1.8

million and net loan charge-offs of $
1.2

million.

The increase in the allowance over December 31, 2024 was primarily attributable to qualitative factor adjustments that were partially offset by lower loan balances.

For the six months ended June 30,
2024, the allowance for loans HFI decreased by $
0.7

million and reflected a provision expense of $
2.0

million and net loan charge-
offs of $
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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
June 30, 2025
Commercial, Financial and Agricultural $
278
$
84
$
-
$
362
$
179,327
$
319
$
180,008
Real Estate – Construction

-
-
-
-
174,115
-
174,115
Real Estate – Commercial Mortgage

765
-
-
765
800,335
1,404
802,504
Real Estate – Residential

303
1,319
-
1,622
1,044,753
1,545
1,047,920
Real Estate – Home Equity

248
19
-
267
225,343
2,591
228,201
Consumer

1,269
238
-
1,507
196,645
590
198,742
Total $
2,863
$
1,660
$
-
$
4,523
$
2,620,518
$
6,449
$
2,631,490
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

June 30, 2025 December 31, 2024
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
-
$
319
$
-
$
-
$
37
$
-
Real Estate – Construction

-
-
-
-
-
-
Real Estate – Commercial Mortgage

1,403
1
-
427
139
-
Real Estate – Residential

968
577
-
2,046
1,081
-
Real Estate – Home Equity

2,440
151
-
509
1,273
-
Consumer

-
590
-
-
790
-
Total Nonaccrual

Loans
$
4,811
$
1,638
$
-
$
2,982
$
3,320
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

June 30, 2025 December 31, 2024
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
1,210
$
-
$
39
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
2,192
-
427
-
Real Estate – Residential
2,694
-
2,476
-
Real Estate – Home Equity

1,166

-

651

-
Consumer

-

-

-

55
Total Collateral Dependent

Loans
$
6,052
$
1,210
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

Residential Real Estate Loans In Process of Foreclosure
.

At June 30, 2025, the Company had $
0.2

million of 1-4 family residential
real estate loans for which formal foreclosure proceedings were in process, compared to $
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
At June 30, 2025 and December 31, 2024, the Company maintained one

modified commercial mortgage loan due to a borrower
experiencing financial difficulty.

The Company reduced the interest rate on the loan by
1
% in addition to extending the term of the
loan from
5

to
20

years.

The balance of the nonaccrual loan at June 30, 2025 and December 31, 2024 was $
0.3

million and did not
have a payment delay.

No

new modifications to borrowers experiencing financial difficulty were made during the six months ended
June 30, 2025 and 2024.

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
The following tables summarize gross loans held for investment at June

30, 2025 and December 31, 2024 and current period gross
write-offs for the six months ended June 30, 2025 and 12 months ended

December 31, 2024 by years of origination and internally
assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

(Dollars in Thousands)
Term

Loans by Origination Year
Revolving
As of June 30, 2025
2025 2024 2023 2022 2021 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
21,285
$
29,681
$
28,473
$
29,399
$
15,176
$
10,549
$
40,078
$
174,641
Special Mention
-
289
3,151
116
13
-
50
3,619
Substandard

-

135

45

167

21

111

1,269

1,748
Total $
21,285
$
30,105
$
31,669
$
29,682
$
15,210
$
10,660
$
41,397
$
180,008
Current-Period Gross
Writeoffs
$
-
$
-
$
42
$
188
$
12
$
-
$
-
$
242
Real Estate - Construction:
Pass $
29,488
$
87,990
$
26,659
$
12,267
$
53
$
193
$
13,306
$
169,956
Special Mention
-
-
583
3,576
-
-
-
4,159
Total $
29,488
$
87,990
$
27,242
$
15,843
$
53
$
193
$
13,306
$
174,115
Real Estate - Commercial
Mortgage:
Pass $
39,009
$
97,387
$
113,036
$
198,192
$
102,760
$
178,711
$
33,667
$
762,762
Special Mention
3,922
164
52
18,373
1,120
2,871
1,065
27,567
Substandard

390

1,402

100

3,658

863

5,762

-

12,175
Total $
43,321
$
98,953
$
113,188
$
220,223
$
104,743
$
187,344
$
34,732
$
802,504
Real Estate - Residential:
Pass $
85,110
$
141,045
$
299,506
$
340,188
$
63,490
$
95,076
$
10,416
$
1,034,831
Special Mention
-
-
290
-
1,060
315
453
2,118
Substandard

-

2,543

454

1,690

1,421

4,695

168

10,971
Total

$
85,110
$
143,588
$
300,250
$
341,878
$
65,971
$
100,086
$
11,037
$
1,047,920
Current-Period Gross
Writeoffs $
-
$
-
$
47
$
-
$
-
$
10
$
-
$
57
Real Estate - Home Equity:
Performing $
1,292
$
11
$
412
$
19
$
114
$
607
$
223,155
$
225,610
Nonperforming

-

-

-

-

-

-

2,591

2,591
Total

$
1,292
$
11
$
412
$
19
$
114
$
607
$
225,746
$
228,201
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
-
$
24
$
24
Consumer:
Performing $
42,832
$
28,000
$
35,926
$
42,138
$
30,933
$
9,127
$
9,196
$
198,152
Nonperforming
152
-
37
214
114
73
-
590
Total $
42,984
$
28,000
$
35,963
$
42,352
$
31,047
$
9,200
$
9,196
$
198,742
Current-Period Gross
Writeoffs $
1,029
$
91
$
636
$
707
$
204
$
45
$
74
$
2,786

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
June 30, 2025 December 31, 2024
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
18,391
$
19,181
$
28,117
$
28,672
Residential Mortgage Loan Commitments ("IRLCs") (1)
24,479
652
15,000
248
Forward Sales Contracts (2)
22,500
189
16,000
96
(1)

Recorded in other assets at fair value.
(2)

Recorded in other liabilities and other assets at fair value,

respectively.
At June 30, 2025, the Company had
no

residential mortgage loans held for sale 30-89 days past due or on nonaccrual status. At
December 31, 2024, the Company had
no

residential mortgage loans held for sale 30-89 days past due or on nonaccrual status.

Mortgage banking revenue was as follows:

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2025 2024 2025 2024
Net realized gains on sales of mortgage loans $
3,605
$
3,159
$
6,485
$
4,835
Net change in unrealized

(loss) gain on mortgage loans held
for sale
(62)
76
171
169
Net change in the fair value of IRLC's
(91)
(37)
405
167
Net change in the fair value of forward sales contracts
(109)
132
(285)
264
Pair-Offs on net settlement of forward sales contracts
16
152
(169)
210
Mortgage servicing rights additions
24
92
44
242
Net origination fees
807
807
1,359
1,372
Total mortgage banking

revenues
$
4,190
$
4,381
$
8,010
$
7,259

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) June 30, 2025 December 31, 2024
Number of residential mortgage loans serviced for others
465
504
Outstanding principal balance of residential mortgage loans serviced for others
$
123,895
$
135,416
Weighted average

interest rate
5.71%
5.86%
Remaining contractual term (in months)
353
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

Administration.

At
June 30, 2025, the servicing portfolio balance consisted of the following loan types: FNMA (
59.6
.%), GNMA (
4.3
%), and private
investor (
36.1
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

At June 30, 2025 and December 31, 2024, the Company did
no
t have delinquent residential mortgage loans in GNMA pools serviced by the Company.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other
liabilities, respectively, in

the Consolidated Statements of Financial Condition.

The Company had
no

repurchases for the three months
ended June 30, 2025 and 2024, and $
0.3

million and
no

repurchases in the six months ended June 30, 2025 and June 30, 2024, respectively, of

GNMA delinquent or defaulted mortgage loans with the intention to modify their terms and include the loans in new
GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2025 2024 2025 2024
Beginning balance $
908
$
919
$
933
$
831
Additions due to loans sold with servicing retained
24
92
44
242
Deletions and amortization
(43)
(46)
(88)
(108)
Ending balance $
889
$
965
$
889
$
965
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three or six months ended June 30,
2025 or 2024.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:

June 30, 2025 December 31, 2024
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
9.59%
18.60%
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
13.01
.% at June 30, 2025 and
13.44
% at December 31, 2024.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at June
30, 2025.

Amounts
(Dollars in Thousands) Outstanding
$
20

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.25%

to
3.25%
, with a floor rate of
3.25%

to
4.25%
.

A cash pledge deposit of $
0.1

million is required by the lender.
$
12,446
$
25

million warehouse line of credit agreement expiring in
June 2026
.

Interest is at the SOFR plus
2.50%

to
3.00%
.
279
Total Warehouse

Borrowings
$
12,725
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2024, warehouse line borrowings totaled $
1.9
million. At June 30, 2025, the Company had residential mortgage loans held for sale pledged as collateral under the above warehouse lines of credit and master repurchase agreements.

The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, and maximum debt to net worth ratio, as
defined in the agreements. The Company was in compliance with all significant debt covenants at June 30, 2025.

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

debt.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at June 30, 2025 were designed as a cash flow hedge for subordinated
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
June 30, 2025
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
4,130
5.0
December 31, 2024
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,319
5.5

The following table presents the change in net gains (losses) recorded in AOCI and the consolidated statements of income related to
the cash flow derivative instruments (interest rate swaps related to subordinated debt).

Change in Gain

Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended June 30, 2025 Interest expense $
(363)
$
299

Three months ended June 30, 2024
Interest expense
(37)
376

Six months ended June 30, 2025
Interest expense
$
(888)
$
596

Six months ended June 30, 2024
Interest expense
289

751

The Company estimates there will be approximately $
1.0

million reclassified as a decrease to interest expense within the next 12 months.
The Company had a collateral liability of $
4.3

million and $
5.5

million at June 30, 2025 and December 31, 2024, respectively.
NOTE 6 – LEASES
Operating leases in which the Company is the lessee are recorded as operating lease right of use (“ROU”) assets and operating
liabilities, included in other assets and liabilities, respectively,

on its Consolidated Statements of Financial Condition.

The Company’s operating

leases primarily relate to banking offices with remaining lease terms from
less than one

to
40

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

At June 30, 2025, the operating lease ROU assets and liabilities were $
27.6

million and $
28.2

million,
respectively. At December

31, 2024, ROU assets and liabilities were $
24.9

million and $
25.5

million, respectively.

The Company
recognized $
0.1

million of rental income during the six months ended June 30, 2025 for a lease that terminated in February 2025.

The
Company does not have any finance leases.

The table below summarizes our lease expense and other information related to the Company’s operating leases.

Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2025 2024 2025 2024
Operating lease expense $
897
$
828
$
1,761
$
1,668
Short-term lease expense
240
195
551
389
Total lease expense $
1,137
$
1,023
$
2,312
$
2,057
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
882
$
784
$
1,794
$
1,494
Right-of-use assets obtained in exchange for new operating lease liabilities
1,117
40
3,997
40
Weighted average

remaining lease term — operating leases (in years)
15.8
16.7
15.8
16.7
Weighted average

discount rate — operating leases
3.7%
3.5%
3.7%
3.5%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) June 30, 2025
2025 $
1,797
2026
3,601
2027
3,374
2028
3,102
2029
2,880
2030 and thereafter
21,293
Total $
36,047
Less: Interest
(7,860)
Present Value

of Lease liability
$
28,187
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

million at June 30, 2025.
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

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2025 2024 2025 2024
Service Cost $
860
$
929
$
1,720
$
1,857
Interest Cost
1,676
1,524
3,353
3,048
Expected Return on Plan Assets
(2,264)
(2,029)
(4,529)
(4,058)
Net Loss Amortization
(414)
41
(827)
82
Net Periodic Benefit Cost $
(142)
$
465
$
(283)
$
929
Discount Rate
5.82%
5.29%
5.82%
5.29%
Long-term Rate of Return on Assets
6.75%
6.75%
6.75%
6.75%

The components of the net periodic benefit cost for the Company’s

SERP and SERP II were as follows:
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2025 2024 2025 2024
Service Cost $
12
$
9
$
23
$
18
Interest Cost
131
114
264
227
Prior Service Cost Amortization
26
-
51
-
Net Loss Amortization
(29)
(71)
(58)
(140)
Net Periodic Benefit Cost $
140
$
52
$
280
$
105
Discount Rate
5.57%
5.11%
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

June 30, 2025 December 31, 2024
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
178,568
$
493,686
$
672,254
$
184,223
$
479,191
$
663,414
Standby Letters of Credit

7,402

-

7,402
7,287

-

7,287
Total $
185,970
$
493,686
$
679,656
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

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2025 2024 2025 2024
Beginning Balance $
1,832
$
3,121
$
2,155
$
3,191
Provision for Credit Losses
(94)
18
(417)
(52)
Ending Balance $
1,738
$
3,139
$
1,738
$
3,139
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

At June 30, 2025, the amount remaining to be funded for the bank tech venture capital commitment was $
0.3

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

Quarterly fixed payments are approximately $
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

At June 30, 2025 and December 31, 2024, there were
no
amounts payable.
A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
June 30, 2025
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
222,321
$
-
$
-
$
222,321
U.S. Government Agency
-
163,068
-
163,068
States and Political Subdivisions
-
37,873
-
37,873
Mortgage-Backed Securities
-
53,628
-
53,628
Corporate Debt Securities
-
48,470
-
48,470
Equity Securities
-
-
3,242
3,242
Loans Held for Sale
-
19,181
-
19,181
Residential Mortgage Loan Commitments ("IRLCs")
-
-
652
652
Interest Rate Swap Derivative
-
4,130
-
4,130
LIABILITIES:
Forward Sales Contracts
-
189
-
189
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
4.3

million
and $
8.4

million, respectively, for the six months

ended June 30, 2025, and $
4.1

million and $
7.1

million, respectively,

for the six
months ended June 30, 2024.

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

Collateral-dependent loans had a carrying value of $
7.3

million with
no

valuation allowance at June 30, 2025 and a carrying
value of $
3.6

million and a $
0.1

million valuation allowance at December 31, 2024.
Other Real Estate Owned
.

During the first six months of 2025, certain foreclosed assets, upon initial recognition,

were measured and
reported at fair value through a charge-off

to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of June 30, 2025 and December 31, 2024, there was
no

valuation
allowance for loan servicing rights.

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

June 30, 2025
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
78,485
$
78,485
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
394,917
394,917
-
-
Investment Securities, Held to Maturity
462,599
232,751
216,160
-
Other Equity Securities
(1)
3,242
-
3,242
-
Mortgage Servicing Rights
889
-
-
1,465
Loans, Net of Allowance for Credit Losses
2,601,628
-
-
2,468,513
LIABILITIES:
Deposits $
3,704,853
$
-
$
3,077,764
$
-
Short-Term

Borrowings
34,541
-
34,092
-
Subordinated Notes Payable
42,582
-
39,537
-
Long-Term Borrowings
680
-
680
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

6,434

(888)

-

5,546
Balance as of June 30, 2025 $
(13,745)

$
3,083

$
9,722

$
(940)
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

The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,

and how our performance during the second quarter of 2025 compares with prior periods.

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

The words “may,”

“could,” “should,” “would,”
“believe,” “anticipate,” “contemplate,”

“estimate,” “expect,” “intend,” “plan,” “point to,” “project,” “target,”

“vision,” “goal,”
“continue,” “further,” and similar expressions

are intended to identify forward-looking statements.
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

We offer

a broad array of products and services through a total of 62 full-service offices and 107 ATMs/ITMs

located in Florida, Georgia, and Alabama.

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

NON-GAAP FINANCIAL MEASURES (UNAUDITED)
We present a tangible

common equity ratio and a tangible book value per diluted share that, in each case, removes the effect of
goodwill and other intangibles that resulted from merger

and acquisition activity. We

believe these measures are useful to investors
because they allow investors to more easily compare our capital adequacy to other companies in the industry.

Non-GAAP financial
measures should not be considered alternatives to generally accepted accounting principles (“GAAP”)-basis financial statements and other bank holding companies may define or calculate these non-GAAP measures or similar measures differently.

The GAAP to non-GAAP reconciliation for each quarter presented is provided below.
2025 2024
(Dollars in Thousands, except per share data) Second First Fourth Third Second
Shareowners' Equity (GAAP) $ 526,423 $ 512,575 $ 495,317 $ 476,499 $ 460,999
Less: Goodwill and Other Intangibles (GAAP) 92,693 92,733 92,773 92,813 92,853
Tangible Shareowners' Equity (non-GAAP) A 433,730 419,842 402,544 383,686 368,146
Total Assets (GAAP) 4,391,753 4,461,233 4,324,932 4,225,316 4,225,695
Less: Goodwill and Other Intangibles (GAAP) 92,693 92,733 92,773 92,813 92,853
Tangible Assets (non-GAAP) B $ 4,299,060 $ 4,368,500 $ 4,232,159 $ 4,132,503 $ 4,132,842
Tangible Common Equity Ratio (non-GAAP) A/B 10.09% 9.61% 9.51% 9.28% 8.91%
Actual Diluted Shares Outstanding (GAAP) C 17,097,986 17,072,330 17,018,122 16,980,686 16,970,228
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
25.37 24.59 23.65 22.60 21.69

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
2025 2024
(Dollars in Thousands, Except Per Share Data) Second First Fourth Third Second
Summary of Operations :
Interest Income $ 51,459 $ 49,782 $ 49,743 $ 49,328 $ 48,766
Interest Expense 8,275 8,235 8,640 9,117 9,497
Net Interest Income 43,184 41,547 41,103 40,211 39,269
Provision for Credit Losses 620 768 701 1,206 1,204
Net Interest Income After

Provision for Credit Losses
42,564 40,779 40,402 39,005 38,065
Noninterest Income 20,014 19,907 18,760 19,513 19,606
Noninterest Expense 42,538 38,701 41,782 42,921 40,441
Income Before Income Taxes 20,040 21,985 17,380 15,597 17,230
Income Tax Expense 4,996 5,127 4,219 2,980 3,189
(Income) Loss Attributable to NCI - - (71) 501 109
Net Income Attributable to CCBG 15,044 16,858 13,090 13,118 14,150
Net Interest Income (FTE) (1) 43,228 41,591 41,150 40,260 39,334

Per Common Share :
Net Income Basic $ 0.88 $ 0.99 $ 0.77 $ 0.77 $ 0.84
Net Income Diluted 0.88 0.99 0.77 0.77 0.83
Cash Dividends Declared 0.24 0.24 0.23 0.23 0.21
Diluted Book Value 30.79 30.02 29.11 28.06 27.17
Diluted Tangible Book Value (2) 25.37 24.59 23.65 22.60 21.69
Market Price:

High
39.82 38.27 40.86 36.67 28.58

Low
32.38 33.00 33.00 26.72 25.45

Close
39.35 35.96 36.65 35.29 28.44

Selected Average Balances :
Investment Securities $ 1,007,981 $ 982,330 $ 915,202 $ 908,456 $ 919,832
Loans Held for Investment 2,652,572 2,665,910 2,677,396 2,693,533 2,726,748
Earning Assets 4,032,008 3,993,914 3,921,900 3,883,414 3,935,280
Total Assets 4,370,261 4,335,033 4,259,669 4,215,862 4,272,188
Deposits 3,680,707 3,665,482 3,600,424 3,572,034 3,641,028
Shareowners’ Equity 527,583 513,401 491,143 480,137 465,297
Common Equivalent Average Shares:

Basic
17,056 17,027 16,946 16,943 16,931

Diluted
17,088 17,044 16,990 16,979 16,960
Performance Ratios:
Return on Average Assets (annualized) 1.38% 1.58% 1.22% 1.24% 1.33%
Return on Average Equity (annualized) 11.44 13.32 10.60 10.87 12.23
Net Interest Margin (FTE) 4.30 4.22 4.17 4.12 4.02
Noninterest Income as % of Operating Revenue 31.67 32.39 31.34 32.67 33.30
Efficiency Ratio 67.26 62.93 69.74 71.81 68.61

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 29,862 $ 29,734

$
29,251 $ 29,836 $ 29,219
Nonperforming Assets (“NPAs”) 6,581 4,428 6,669 7,242 6,165
ACL to Loans HFI 1.13% 1.12% 1.10% 1.11% 1.09%
NPAs to Total

Assets
0.15 0.10 0.15 0.17 0.15
NPAs to Loans HFI plus OREO 0.25 0.17 0.25 0.27 0.23
ACL to Non-Performing Loans 463.01 692.10 464.14 452.64 529.79
Net Charge-Offs to Average Loans HFI 0.09 0.09 0.25 0.19 0.18
Capital Ratios:
Tier 1 Capital 18.38% 18.01% 17.46% 16.77% 16.31%
Total Capital 19.60 19.20 18.64 17.97 17.50
Common Equity Tier 1 16.81 16.08 15.54 14.88 14.44
Leverage 11.14 11.17 11.05 10.89 10.51
Tangible Common Equity (2) 10.09 9.61 9.51 9.28 8.91
(1)
Fully Tax Equivalent.
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 33.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.

Net income attributable to common shareowners totaled $15.0

million, or $0.88 per diluted share, for the
second quarter of 2025 compared to $16.9 million, or $0.99 per diluted share, for the first quarter of 2025, and $14.2 million, or $0.83 per diluted share, for the second quarter of 2024. For the first six months of

2025, net income attributable to common shareowners
totaled $31.9 million, or $1.87 per diluted share, compared to net income of $26.7 million, or $1.57 per diluted share, for the same
period of 2024.

Net Interest Income.

Tax-equivalent net

interest income for the second quarter of 2025 totaled $43.2 million compared to $41.6
million for the first quarter 2025 and $39.3 million for the second quarter of

2024.

Compared to the first quarter of 2025, the increase
was driven by a $0.9 million increase in investment securities income and a $0.4 million increase in overnight funds income.

One
additional calendar day in the second quarter of 2025 also contributed to the increase.

Compared to the second quarter of 2024, the
increase was primarily due to a $2.7 million increase in investment securities income and a $1.2 million decrease in deposit interest
expense.

For the first six months of 2025, tax-equivalent net interest income totaled $84.8 million compared to $77.8 million for the
same period of 2024 with the increase primarily attributable to a $4.2 million increase in investment securities income, a $1.9 million
increase in overnight funds income, and a $1.4 million decrease in deposit interest expense.

Provision and Allowance for Credit

Losses.
We recorded

a provision expense for credit losses of $0.6 million for the second quarter of
2025 compared to $0.8 million for the first quarter of 2025 and $1.2 million for the second quarter of 2024.

For the first six months of
2025, we recorded a provision expense for credit losses of $1.4 million compared to $2.1 million for the first six months of 2024. At
June 30, 2025, the allowance for credit losses for loans HFI totaled $29.9 million (1.13% of loans HFI) compared to $29.7 million
(1.12% of loans HFI) at March 31, 2025 and $29.3 million at December 31,

2024 (1.10% of loans HFI).
Noninterest Income
.

Noninterest income for the second quarter of 2025 totaled $20.0 million compared to $19.9 million for the first
quarter of 2025 and $19.6 million for the second quarter of 2024.

The $0.1 million, or 0.5%, increase over the first quarter of 2025 was primarily due to a $0.4 million increase in mortgage banking revenues and a $0.3 million increase in deposit fees, partially offset by a $0.6 million decrease in wealth management fees. Compared to the second quarter of 2024, the $0.4 million, or 2.1%, increase was primarily due to a $0.8 million increase in wealth management fees, partially offset by a $0.2 million decrease in mortgage
banking revenues and a $0.1 million decrease in other income.

For the first six months of 2025, noninterest income totaled $39.9 million compared to $37.7 million for the same period of 2024, primarily attributable to a $1.8 million increase in wealth management fees and a $0.7 million increase in mortgage banking revenues that was partially offset by a $0.2 million decrease in deposit fees.

Noninterest Expense.
Noninterest expense for the second quarter of 2025 totaled

$42.5 million compared to $38.7 million for the first
quarter of 2025 and $40.4 million for the second quarter of 2024.

The $3.8 million, or 9.9%, increase over the first quarter of 2025, reflected a $3.3 million increase in other expense (primarily lower gains from sale of banking facilities), a $0.3 million increase in occupancy expense, and a $0.2 million increase in compensation expense.

Compared to the second quarter of 2024, the $2.1 million,
or 5.2%, increase was primarily due to a $2.1 million increase in compensation expense.

For the first six months of 2025, noninterest
expense totaled $81.2 million compared to $80.6 million for the same period of 2024 with the $0.6 million, or 0.8%, increase due to a
$3.9 million increase in compensation expense that was partially offset by a $3.2 million decrease in other expense and a $0.1 million decrease in occupancy expense.

Financial Condition
Earning Assets.

Average earning assets totaled

$4.032 billion for the second quarter of 2025, an increase of $38.1 million, or 1.0%, over the first quarter of 2025, and an increase of $110.1

million, or 2.8%, over the fourth quarter of 2024.

The increase over both
prior periods was driven by higher average deposit balances.

Compared to the first quarter of 2025, the change in the earning asset mix reflected a $27.8 million increase in overnight funds and a $25.7 million increase in investment securities that was partially offset by a $13.3 million decrease in loans held for investment (“HFI”) and a $2.1 million decrease in loans held for sale (“HFS”).

Compared to the fourth quarter of 2024, the change in the earning asset mix reflected a $92.8 million increase in investment securities
and a $50.5 million increase in overnight funds sold partially offset by a $24.8 million decrease in loans HFI and a $8.4 million
decrease in loans HFS.

Loans.

Average loans HFI decreased

$13.3 million, or 0.5%, from the first quarter of 2025 and decreased $24.8 million, or 0.9%,
from the fourth quarter of 2024.

Loans HFI at June 30, 2025 decreased $29.3 million, or 1.1%, from March 31, 2025 and decreased
$20.1 million, or 0.8%, from December 31, 2024.

Credit Quality
.

Nonperforming assets (nonaccrual loans and other real estate) totaled $6.6 million at June 30, 2025 compared to $4.4
million at March 31, 2025 and $6.7 million at December 31, 2024.

At June 30, 2025, nonperforming assets as a percentage of total assets was 0.15%, compared to 0.10% at March 31, 2025 and 0.15% at December 31, 2024.

Nonaccrual loans totaled $6.4 million at
June 30, 2025, a $2.2 million increase over March 31, 2025 and a $0.1 million increase over December 31, 2024.

Further, classified
loans totaled $28.6 million at June 30, 2025, a $9.4 million increase over

March 31, 2025 and a $8.7 million increase over December
31, 2024. The increase over the prior periods was primarily due to downgrade of four residential real estate loans totaling $4.2 million
and two commercial real estate loans totaling $4.3 million.
Deposits
.

Average total

deposits were $3.681 billion for the second quarter of 2025, an increase of $15.2 million,

or 0.4%, over the
first quarter of 2025 and an increase of $80.3 million, or 2.2%, over the fourth quarter of 2024.

At June 30, 2025, total deposits were
$3.705 billion, a decrease of $79.0 million, or 2.1%, from March 31,

2025, and an increase of $32.9 million, or 0.9%, over December
31, 2024.

Public funds totaled $596.6 million at June 30, 2025, $648.0 million at March 31, 2025,

and $660.9 million at December
31, 2024.
Capital
.

At June 30, 2025, we were “well-capitalized”

with a total risk-based capital ratio of 19.60% and a tangible common equity
ratio (a non-GAAP financial measure) of 10.09% compared to 19.20%

and 9.61%, respectively, at March

31, 2025 and 18.64% and
9.51%, respectively,

at December 31, 2024.

At June 30, 2025, all of our regulatory capital ratios exceeded the threshold to be “well-
capitalized”

under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.
Three Months Ended Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands, except per share data) 2025 2025 2024 2025 2024
Interest Income $ 51,459 $ 49,782 $ 48,766 $ 101,241 $ 95,586
Taxable Equivalent Adjustments 44 44 65 88 145
Total Interest Income (FTE) 51,503 49,826 48,831 101,329 95,731
Interest Expense 8,275 8,235 9,497 16,510 17,962
Net Interest Income (FTE) 43,228 41,591 39,334 84,819 77,769
Provision for Credit Losses 620 768 1,204 1,388 2,124
Taxable Equivalent Adjustments 44 44 65 88 145
Net Interest Income After Provision for Credit Losses 42,564 40,779 38,065 83,343 75,500
Noninterest Income 20,014 19,907 19,606 39,921 37,703
Noninterest Expense 42,538 38,701 40,441 81,239 80,612
Income Before Income Taxes 20,040 21,985 17,230 42,025 32,591
Income Tax Expense 4,996 5,127 3,189 10,123 6,725
Pre-Tax Loss Attributable to Noncontrolling Interest - - 109 - 841
Net Income Attributable to Common Shareowners $ 15,044 $ 16,858 $ 14,150 $ 31,902 $ 26,707

Basic Net Income Per Share $ 0.88 $ 0.99 $ 0.84 $ 1.87 $ 1.58
Diluted Net Income Per Share $ 0.88 $ 0.99 $ 0.83 $ 1.87 $ 1.57

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

I, “Average Balances &

Interest Rates,” on page 47.
Tax-equivalent net

interest income for the second quarter of 2025 totaled $43.2 million compared to $41.6 million for the first quarter
of 2025 and $39.3 million for the second quarter of 2024.

Compared to the first quarter of 2025, the increase was driven by a $0.9 million increase in investment securities income and a $0.4 million increase in overnight funds income.

One additional calendar day in
the second quarter of 2025 contributed to the increase.

Compared to the second quarter of 2024, the increase was primarily due to a
$2.7 million increase in investment securities income and a $1.2 million decrease in deposit interest expense.

New investment
purchases at higher yields drove the increase in investment securities income for both prior period comparisons.

Further, the decrease
in deposit interest expense from the prior year period reflected the gradual decrease in our deposit rates, as short term rates began
declining in the second half of 2024.
For the first six months of 2025, tax-equivalent net interest income totaled $84.8 million compared to $77.8 million for the same period
of 2024 with the increase primarily attributable to a $4.2 million increase in investment securities income, a $1.9 million increase in
overnight funds income, and a $1.4 million decrease in deposit interest expense.

New investment purchases at higher yields drove the
increase in investment securities income.

Higher average deposit balances contributed to the increase in overnight funds income.

The
decrease in deposit interest expense reflected the aforementioned decrease in our deposit rates.
Our net interest margin for the second quarter of 2025 was 4.30%,

an increase of eight basis points over the first quarter of 2025 and an increase of 28 basis points over the second quarter of 2024.

For the month of June 2025, our net interest margin was 4.36%.

For the
first six months of 2025, our net interest margin increased

by 25 basis points to 4.26% compared to the same period of 2024.

The
increase in net interest margin over all prior periods reflected a higher yield in the investment portfolio driven by new purchases at higher yields.

Lower deposit cost also contributed to the improvement over both prior year periods.

For the second quarter of 2025,
our cost of funds was 82 basis points, a decrease of two basis points from the first quarter of

2025 and a 15-basis point decrease from
the second quarter of 2024.

Our cost of deposits (including noninterest bearing accounts) was 81 basis points, 82 basis points, and 95
basis points, respectively,

for the same periods.
Provision for Credit Losses
We recorded

a provision expense for credit losses of $0.6 million for the second quarter of 2025 compared to $0.8 million for the first
quarter of 2025 and $1.2 million for the second quarter of 2024.

For the first six months of 2025, we recorded a provision expense for credit losses of $1.4 million compared to $2.1 million for the first six months of 2024.

For the second quarter of 2025, the provision
reflected an expense of $0.7 million for loans HFI and a benefit of $0.1 million for unfunded loan commitments.

This compares to a
$1.1 million expense for loans HFI, and $0.3 million benefit for the first quarter of 2025,

and a $1.1 million expense for loans HFI and
$0.1 million expense for debt securities in the second quarter of 2024.

For the first six months of 2025, the provision reflected a $1.8 million expense for loans HFI and a $0.4 million benefit for unfunded loan commitments compared to a $2.1 million expense for loans
HFI, $0.1 million for debt securities, and a $0.1 million benefit for unfunded loan commitments for the first six months of 2024.

We
discuss the various factors that impacted our provision expense in further detail below under the heading Allowance for Credit Losses.

Noninterest Income
Noninterest income for the second quarter of 2025 totaled $20.0 million compared to $19.9 million for the first quarter of 2025 and
$19.6 million for the second quarter of 2024.

The $0.1 million, or 0.5%, increase over the first quarter of 2025 was primarily due to a
$0.4 million increase in mortgage banking revenues and a $0.3 million increase in deposit fees, partially offset by a $0.6 million
decrease in wealth management fees.

The decrease in wealth management fees reflected lower insurance commission revenues.

Compared to the second quarter of 2024, the $0.4 million, or 2.1%,

increase was primarily due to a $0.8 million increase in wealth management fees, partially offset by a $0.2 million decrease in mortgage banking revenues and a $0.1 million decrease in other
income.

The increase in wealth management fees reflected increases in trust fees of $0.5 million and retail brokerage fees of $0.4
million.

For the first six months of 2025, noninterest income totaled $39.9 million compared to $37.7 million for the same period of 2024,
primarily attributable to a $1.8 million increase in wealth management fees and a $0.7 million increase in mortgage banking revenues that was partially offset by a $0.2 million decrease in deposit fees.

The increase in wealth management fees reflected increases in retail brokerage fees of $1.0 million, trust fees of $0.7 million, and insurance commission revenue of $0.1 million.

The increases in
retail brokerage and trust fees were attributable to a combination of new business,

higher account valuations, and fee increases
implemented in early 2025.

The increase in mortgage banking revenues was due to a higher gain on sale margin.
Noninterest income represented 31.7% of operating revenues (net interest income plus noninterest income) in the second quarter of
2025 compared to 32.4% in the first quarter of 2025 and 33.3% in the second quarter of 2024.

For the first six months of 2025,
noninterest income represented 32.0% of operating revenues compared to 32.7% for the same period of 2024.

The table below reflects the major components of noninterest income.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2025 2025 2024 2025 2024
Deposit Fees $ 5,320 $ 5,061 $ 5,377 $ 10,381 $ 10,627
Bank Card Fees 3,774 3,514 3,766 7,288 7,386
Wealth Management

Fees
5,206 5,763 4,439 10,969 9,121
Mortgage Banking Revenues 4,190 3,820 4,381 8,010 7,259
Other 1,524 1,749 1,643 3,273 3,310
Total

Noninterest Income
$ 20,014 $ 19,907 $ 19,606 $ 39,921 $ 37,703
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the second quarter of 2025

totaled $5.3

million, an increase of $0.3 million, or 5.1%, over the first quarter of 2025, and a decrease of $0.1 million from the second quarter of

2024.

For the first six months of 2025, deposit fees totaled
$10.4 million, a decrease of $0.2 million, or 2.3%, from the same period of

2024.

Compared to the first quarter of 2025, the increase
was driven by higher account maintenance and overdraft fees.

The decrease from both prior year periods reflected lower overdraft fees and commercial account analysis fee income that was partially offset by higher account maintenance fees.
Bank Card Fees
.

Bank card fees for the second quarter of 2025 totaled $3.8

million, an increase of $0.3 million, or 7.4%, over the
first quarter of 2025, and comparable to the second quarter of 2024.

For the first six months of 2025, bank card fees totaled $7.3 million, a decrease of $0.1 million, or 1.3%, from the same period of 2024.

Compared to the first quarter of 2025, the increase
reflected growth in new checking accounts.

The decrease from the prior year periods reflected lower debit card utilization as
consumer spending patterns normalize.
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

Wealth management

fees for the second quarter of 2025 totaled $5.2 million, a decrease of $0.6 million,

or 9.7%,
from the first quarter of 2025, and an increase of $0.8

million, or 17.3%, over the second quarter of 2024.

Compared to the first
quarter of 2025, the decrease reflected lower insurance commission revenue.

For the first six months of 2025, wealth management
fees totaled $11.0 million, an increase of

$1.8 million, or 20.3%, over the same period of 2024, and reflected a $1.0 million increase in
retail brokerage fees, a $0.7

million increase in trust fees, and a $0.1 million increase insurance commission revenue.

At June 30,
2025, total assets under management were approximately $3.192 billion compared to $3.068 billion at March 31, 2025

and $3.049
billion at December 31, 2024.

Compared to the prior periods, the growth in assets under management was primarily due to new retail
brokerage accounts and to a lesser extent new managed trust accounts.

Mortgage Banking Revenues.
Mortgage banking revenues totaled $4.2 million for the second quarter of 2025, an increase of $0.4
million, or 9.7%, over the first quarter of 2025 and a decrease of $0.2 million, or 4.4%, from the second quarter of 2024.

For the first
six months of 2025, mortgage banking revenues totaled $8.0

million compared to $7.3 million for the same period of 2024.

The
increase compared to the first quarter of 2025 was attributable to higher loan sale volume.

A higher gain on sale margin drove the
favorable variance for the six month period comparison.

We provide a detailed

overview of our mortgage banking operation,
including a detailed break-down of mortgage banking revenues, mortgage servicing activity, and

warehouse funding within Note 4 –
Mortgage Banking Activities in the Notes to Consolidated Financial Statements.
Other
.

Other income totaled $1.5 million for the second quarter of 202

5, a decrease of $0.2 million, or 12.9%, from the first quarter of
2025, and a decrease of $0.1 million, or 7.2%, from the second quarter of 2024.

For the first six months of 2025, other income totaled
$3.3 million, comparable to the same period of 2024.

The decrease from the first quarter of 2025 was primarily attributable to decreases in loan servicing income and miscellaneous income.

Noninterest Expense
Noninterest expense for the second quarter of 2025 totaled $42.5 million compared to $38.7 million for the first quarter of 2025 and
$40.4 million for the second quarter of 2024.

The $3.8 million, or 9.9%, increase over the first quarter of 2025, reflected a $3.3
million increase in other expense, a $0.3 million increase in occupancy expense, and a $0.2 million increase in compensation expense.

The increase in other expense was driven by a $4.5 million increase in other real estate expense which reflected lower gains from the
sale of banking facilities, primarily the sale of our operations center building in the first quarter of 2025, partially offset by a $0.5
million decrease in charitable contribution expense and a $0.6 million decrease in miscellaneous expense.

Compared to the second
quarter of 2024, the $2.1 million, or 5.2%, increase was primarily due to a $2.1 million increase in compensation expense which
reflected a $1.3 million increase in salary expense and a $0.8 million increase in associate benefit expense.

For the first six months of 2025, noninterest expense totaled $81.2 million compared to $80.6 million for the same period of 2024 with
the $0.6 million, or 0.8%, increase due to a $3.9 million increase in compensation expense that was partially offset by a $3.2 million
decrease in other expense and a $0.1 million decrease in occupancy expense.

The increase in compensation was due to a $2.5 million
increase in salary expense and a $1.4 million increase in associate benefit expense.

The decrease in other expense was primarily due
to a $4.5 million decrease in other real estate expense due to lower gains from the sale of banking facilities, and a $1.0 million
decrease in miscellaneous expense (non-service component of pension expense), partially offset by increases in processing expense of
$1.1 million (outsource of core processing system), charitable contribution expense of $0.7 million, and professional fees of $0.5
million.

The table below reflects the major components of noninterest expense.

Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2025 2025 2024 2025 2024
Salaries $ 22,013

$
21,883

$
20,754

$
43,896

$
41,358
Associate Benefits 4,477 4,365 3,652 8,842 7,455
Total Compensation

26,490 26,248 24,406 52,738 48,813

Premises 3,272 3,172 3,043 6,444 6,216
Equipment 3,799 3,621 3,954 7,420 7,775
Total Occupancy 7,071 6,793 6,997 13,864 13,991

Legal Fees 480 504 430 984 865
Professional Fees 1,518 1,622 1,340 3,140 2,598
Processing Services 2,491 2,469 1,938 4,960 3,771
Advertising 801 838 851 1,639 1,666
Telephone 714 719 718 1,433 1,427
Insurance – Other 757 732 749 1,489 1,664
Other Real Estate Owned, net

21 (4,470) 19 (4,449) 37
Pension - Other (872) (873) (419) (1,745) (838)
Miscellaneous 3,067 4,119 3,412 7,186 6,618
Total Other

8,977 5,660 9,038 14,637 17,808
Total

Noninterest Expense

$ 42,538

$
38,701

$
40,441

$
81,239

$
80,612
Significant components of noninterest expense are discussed in more detail below.
Compensation.

Compensation expense totaled $26.5 million for the second quarter of 2025,

a $0.2 million, or 0.9%, increase over the
first quarter of 2025 and a $2.1

million, or 8.5%, increase over the second quarter of 2024.

The increase over the first quarter of 2025
reflected a $0.1 million increase in salary expense and a $0.1 million increase in associate benefit expense.

Compared to the second
quarter of 2024, the $2.1 million, or 8.5%, increase reflected a $1.3 million increase in salary expense and a $0.8 million increase in
associate benefit expense.

The increase in salary expense was primarily due to increases in incentive plan expense of $0.9 million and
base salaries of $0.4 million (merit-based).

The increase in associate benefit expense was attributable to a $0.6 million increase in
associate insurance expense and a $0.2 million increase in stock compensation expense.

For the first six months of 2025,
compensation expense totaled $52.7 million compared to $48.8 million for the same period of 2024

with the $3.9 million increase
attributable to a $2.5 million increase in salary expense and a $1.4 million increase in associate benefit expense.

The increase in
salary expense was primarily due to increases in incentive plan expense of $1.2 million, base salaries of $0.9 million (merit-based),
and commissions of $0.7 million (retail brokerage and mortgage).

The increase in associate benefit expense was attributable to a higher cost for associate insurance.

Occupancy
.

Occupancy expense totaled $7.1 million for the second quarter of 2025, a $0.3 million, or 4.1%, increase over the first
quarter of 2025 and a $0.1 million, or 1.1%, increase over the second quarter of 2024.

For the first six months of 2025, occupancy
expense totaled $13.9 million compared to $14.0 million for the same period of 2024.

Compared to the first quarter of 2025, the
increase was primarily due to higher expense for maintenance agreements and banking office leases.
Other
.

Other expense totaled $9.0 million for the second quarter of 2025 compared to $5.7 million for the first quarter of 2025

and
$9.0

million for the second quarter of 2024.

For the first six months of 2025, other expense totaled $14.6 million compared to $17.8
million for the same period of 2024.

Compared to the first quarter of 2025, the $3.3 million increase was driven by a $4.5 million
increase in other real estate expense which reflected lower gains from the sale of banking facilities, primarily the sale of our operations center building in the first quarter of 2025, partially offset by a $0.5 million decrease in charitable contribution expense and a $0.6 million decrease in miscellaneous expense.

Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 67.26%

for the second quarter of 2025 compared to 62.93% for the first quarter of 202

5

and 68.61% for
the second quarter of 2024.

For the first six months of 2025, this ratio was 65.13% compared to 69.81% for the same period of 2024.

Income Taxes
We realized income

tax expense of $5.0 million (effective rate of 24.9%) for the second quarter of 2025 compared to $5.1 million
(effective rate of 23.3%) for the first quarter of 2025 and $3.2 million (effective rate of 18.5%) for the second quarter of 2024.

For the
first six months of 2025, we realized income tax expense of $10.1 million

(effective rate of 24.1%) compared to $6.7 million
(effective rate of 20.6%) for the same period of 2024.

A lower level of tax benefit accrued from a solar tax credit equity fund drove the increase in our effective tax rate for all prior period comparisons.

Absent discrete items or new tax credit investments, we expect our annual effective tax rate to approximate 24% for 2025.
FINANCIAL CONDITION
Average earning

assets totaled $4.032 billion for the second quarter of 2025, an increase of $38.1 million, or

1.0%, over the first
quarter of 2025, and an increase of $110.1 million,

or 2.8%, over the fourth quarter of 2024.

The increase over both prior periods was
driven by higher average deposit balances (see below – Deposits
).

Compared to the first quarter of 2025, the change in the earning asset mix reflected a $27.8 million increase in overnight funds and a $25.7 million increase in investment securities that was partially
offset by a $13.3 million decrease in loans held for investment (“HFI”)

and a $2.1 million decrease in loans held for sale (“HFS”).

Compared to the fourth quarter of 2024, the change in the earning asset mix reflected a $92.8 million increase in investment securities
and a $50.5 million increase in overnight funds sold partially offset by a $24.8 million decrease in loans HFI and a $8.4 million
decrease in loans HFS.

Investment Securities
Average investments

totaled $1.008 billion, a $25.7 million, or 2.6%, increase over the first quarter of 2025 and $92.8 million, or
10.1%, increase over the fourth quarter of 2024. Our investment portfolio represented 25.0% of our average earning assets for the
second quarter of 2025 compared to 24.6% for the first quarter of 2025 and

23.3% for the fourth quarter of 2024.

For the remainder of
2025, we will continue to monitor our overall liquidity position and market conditions to determine if cash flow from the investment
portfolio should be reinvested or allowed to flow into overnight funds.

The investment portfolio is a significant component of our operations and, as such,

it functions as a key element of liquidity and
asset/liability management.

Two types of classifications are approved

for investment securities which are Available

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At June 30, 2025, $462.6 million, or 46.3%, of the investment portfolio was classified as HTM

and
$533.5 million, or 53.4%, was classified as AFS.

The average maturity of our total portfolio at June 30, 2025 was 2.66 years
compared to 2.64 years at March 31, 2025 and 2.54 years at December

31, 2024.

The duration of our investment portfolio at June 30,
2025 was 2.14 years compared to 2.10 years at March 31, 2025 and 2.19 years at December 31, 2024.

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
At June 30, 2025, there were 788 positions (combined AFS and HTM)

with unrealized losses pre-tax totaling $33.0 million.

48 of
these positions are U.S. Treasury bonds

and carry the full faith and credit of the U.S. Government.

650 are U.S. government agency
securities issued by U.S. government sponsored entities.

We believe

the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

At June 30, 2025, all collateralized
mortgage obligation securities, mortgage-backed securities, Small Business

Administration securities, U.S. Agency,

and U.S. Treasury
bonds held were AAA rated.

The remaining 90 positions (municipal securities and corporate bonds)

have a credit component.

At
June 30, 2025, corporate debt securities had an allowance for credit losses of

$69,000 and municipal securities had an allowance of
less than $1,000. None of the securities held by the Company were past due or in nonaccrual status at June 30, 2025.

Loans HFI
Average loans

HFI decreased by $13.3 million, or 0.5%, from the first quarter of 2025 and decreased by $24.8 million, or 0.9%, from
the fourth quarter of 2024.

Compared to the first quarter of 2025, the decrease was due to decreases in construction loans of $24.6
million, consumer loans (primarily indirect auto) of $1.9 million, and commercial loans of $3.4 million, partially offset by increases to
residential real estate loans of $10.2 million, commercial real estate loans of $2.1 million, and home equity loans of $4.1 million.

Compared to the fourth quarter of 2024, the decline was primarily attributable to decreases in construction loans of $33.2 million,
commercial loans of $9.2 million, and consumer loans (primarily indirect auto) of $4.0 million, partially offset by increases in home equity loans of $10.8 million, residential real estate loans of $9.9 million,

and commercial real estate loans of $1.9 million.

Loans HFI at June 30, 2025 decreased by $29.3 million, or 1.1%, from March

31, 2025 and decreased by $20.1 million, or 0.8%, from
December 31, 2024.

Compared to the first quarter of 2025, the decline was primarily due to decreases in construction loans of $18.2
million, consumer loans (primarily indirect auto) of $8.7 million, commercial loans of $4.4 million, and commercial real estate loans
of $4.4 million, partially offset by increases in residential real estate loans of $5.8 million and home equity loans of $2.2 million.

Compared to December 31, 2024, the decrease was primarily attributable to decreases in construction loans of $45.9 million,
commercial loans of $9.2 million, and consumer loans (primarily indirect auto) of $2.0 million, partially offset by increases in
commercial real estate loans of $23.4 million, residential real estate loans of $17.9 million, and home equity loans of $8.1 million.

Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Nonperforming assets (nonaccrual loans and other real estate) totaled $6.6 million at June 30, 2025 compared to $4.4 million at March
31, 2025 and $6.7 million at December 31, 2024.

At June 30, 2025, nonperforming assets as a percentage of total assets was 0.15%, compared to 0.10% at March 31, 2025 and 0.15% at December 31, 2024.

Nonaccrual loans totaled $6.4 million at June 30, 2025, a
$2.2 million increase over March 31, 2025 and a $0.1 million increase over

December 31, 2024 with the increase over the first quarter
of 2025 primarily attributable to two home equity loans totaling $1.8 million.

Classified loans totaled $28.6 million at June 30, 2025,
a $9.4 million increase over March 31, 2025 and a $8.7 million increase over

December 31, 2024.

The increase over the prior periods
was primarily due to the downgrade of four residential real estate loans totaling $4.2 million and two commercial real estate loans
totaling $4.3 million.
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
conditions and forecasts.

At June 30, 2025, the allowance for credit losses for loans HFI totaled $29.9 million compared to $29.7 million at March 31, 2025 and
$29.3 million at December 31, 2024. Activity within the allowance is provided in Note 3 – Loans Held for Investment and Allowance
for Credit Losses in the Notes to Consolidated Financial Statements. The

slight increase in the allowance over March 31, 2025 and
December 31, 2024 was primarily attributable to qualitative factor adjustments that were partially offset by lower loan balances.

Net
loan charge-offs for both the second quarter

of 2025 and the first quarter of 2025 were comparable at nine basis points of average loans.

At June 30, 2025, the allowance represented 1.13% of loans HFI compared to 1.12% at March

31, 2025, and 1.10% at
December 31, 2024.
At June 30, 2025, the allowance for credit losses for unfunded commitments totaled $1.7 million compared to $1.8 million and $2.2
million at March 31, 2025 and December 31, 2024, respectively.

The decline in the allowance for unfunded commitments from March
31, 2025 and December 31, 2024 reflected a lower level of unfunded loan commitments. The allowance for unfunded commitments is
recorded in other liabilities.

Deposits
Average total

deposits were $3.681 billion for the second quarter of 2025, an increase of $15.2 million, or 0.4%,

over the first quarter
of 2025 and an increase of $80.3 million, or 2.2%, over the fourth quarter of 2024.

Compared to the first quarter of 2025, the increase
was attributable to higher core deposit balances (primarily noninterest bearing checking and money market), partially offset by

a
decline in public funds balances (primarily NOW accounts) due to the seasonal reduction in those balances.

The increase over the
fourth quarter of 2024 reflected strong growth in core deposit balances and a seasonal increase in public funds balances (primarily
NOW) which are received/deposited by those clients starting in December and peak on average in the first quarter.

At June 30, 2025, total deposits were $3.705 billion, a decrease of $79.0 million, or 2.1%, from March 31, 2025, and an increase of
$32.9 million, or 0.9%, over December 31, 2024.

The decrease from March 31, 2025 was primarily due to a seasonal decline in public
funds balances, (primarily money market and noninterest bearing).

The increase over December 31, 2024 reflected higher core
deposit balances, primarily noninterest bearing accounts. Public funds totaled $596.6 million at June 30, 2025, $648.0 million at
March 31, 2025, and $660.9 million at December 31, 2024.

Business deposit transaction accounts classified as repurchase agreements averaged $22.6 million for the second quarter of 2025, a
decrease of $7.3 million from the first quarter of 2025 and a decrease of

$5.5 million from the fourth quarter of 2024. At June 30,
2025,

repurchase agreement balances were $21.8 million compared to $22.8 million at March 31, 2025 and $26.2 million at December
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

The simulation model captures
optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts.

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

IN NET INTEREST INCOME

Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
June 30, 2025 19.2% 14.4% 9.6% 5.0% -5.3% -11.1% -17.5% -23.3%
March 31, 2025 17.3% 13.0% 8.7% 4.5% -4.7% -9.8% -15.3% -20.9%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
June 30, 2025 39.3% 31.0% 22.5% 14.4% -3.8% -14.4% -26.2% -37.0%
March 31, 2025 39.1% 31.1% 23.0% 15.2% -1.9% -11.7% -22.5% -32.8%
The Net Interest Income (“NII”) at Risk position of an instantaneous,

parallel rate shock indicates that in the short-term (over the next
12 months), all rising rate environments will positively impact the net interest margin of the Company,

while declining rate
environments

will have a negative impact on the net interest margin.

Compared to the first quarter of 2025, these metrics generally became more favorable in the rising rate scenarios and less favorable in the falling rate scenarios primarily due to the increase in loan prepayment speed assumptions.

The instantaneous parallel rate shock results over the next 12-month and 24-month periods are
outside of policy in the rates down 200 bps, 300 bps,

and 400 bps scenarios

largely due to the limited ability to decrease deposit rates the full extent of this rate change, and to a lesser extent the increase in variable rate overnight funds.
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

OF EQUITY

Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
June 30, 2025

29.4% 23.9% 17.1% 9.2% -11.5% -23.9% -34.8% -40.8%
March 31, 2025 29.0% 23.7% 17.1% 9.3% -11.2% -23.1% -33.7% -40.3%
EVE Ratio (policy minimum 5.0%) 31.6% 29.7% 27.6% 25.4% 19.9% 16.8% 14.2% 12.8%
At June 30, 2025, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate
environments.

Compared to March 31, 2025, EVE metrics remained stable.

EVE is currently in compliance with policy in all rate
scenarios as the EVE ratio exceeds the policy minimum of 5.0% in each shock scenario.
As the interest rate environment and the dynamics of the economy continue to change,

additional simulations will be analyzed to
address not only the changing rate environment, but also the change in mix of our financial assets and liabilities measured over multiple years, to help assess the risk to the Company.

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

At June 30, 2025, we had the ability to generate approximately $1.603 billion

(excludes overnight funds position of $395 million) in
additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings, the
Federal Reserve Discount Window,

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

,

EROC, and Board of Directors.

We believe the liquidity
available to us at June 30, 2025 was sufficient to meet our

on-going needs and execute our business strategy.

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
The Bank maintained an average net overnight funds (i.e., deposits with banks plus FED funds sold less FED funds purchased) sold
position of $348.8 million in the second quarter of 2025 compared to $320.9 million in the first quarter of 2025 and $298.3 million in the fourth quarter of 2024.

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
Borrowings
Average short

-term borrowings totaled $33.1 million for the second quarter of 2025 compared to $37.3 million for the first quarter of
2025 and $34.5 million for the fourth quarter of 2024.

The decrease from both prior periods reflected lower repurchase agreement balances,

partially offset by an increase in mortgage warehouse borrowings.

Additional detail on warehouse borrowings is provided in
Note 4 – Mortgage Banking Activities in the Consolidated Financial Statements.
We have issued two

junior subordinated deferrable interest notes to our wholly owned

Delaware statutory trusts.

The first note for
$30.9 million was issued to CCBG Capital Trust I in

November 2004, of which $10 million was retired in April 2016.

In the second
quarter of 2025, we made a principal payment of $5.1 million on this note.

The second note for $32.0 million was issued to CCBG
Capital Trust II in May 2005.

In the second quarter of 2025, we made a principal payment of $5.1 million on this note.

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

At June 30, 2025, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $526.4 million at June 30, 2025 compared to

$512.6 million at March 31, 2025 and $495.3 million at
December 31, 2024.

For the first six months of 2025, shareowners’ equity was positively impacted by net income attributable to
shareowners of $31.9 million, a net $5.5 million decrease in the accumulated other comprehensive loss, the issuance of common stock
of $2.8 million, and stock compensation accretion of $0.9 million.

The net favorable change in accumulated other comprehensive loss reflected a $6.4 million decrease in the investment securities loss that was partially offset by a $0.9 million decrease in the fair value
of the interest rate swap related to subordinated debt.

Shareowners’ equity was reduced by common stock dividends of $8.2 million
($0.48 per share) and net adjustments totaling $1.8 million related to transactions under our stock compensation plans.

At June 30, 2025, our total risk-based capital ratio was 19.60% compared to 19.20% at March

31, 2025 and 18.64% at December 31,
2024.

Our common equity tier 1 capital ratio was 16.81%, 16.08%, and 15.54%, respectively,

on these dates.

Our leverage ratio was
11.14%, 11.17%,

and 11.05%, respectively,

on these dates.

At June 30, 2025, all our regulatory capital ratios exceeded the thresholds to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity

ratio (non-GAAP
financial measure) was 10.09% at June 30, 2025 compared to 9.61%

and 9.51% at March 31, 2025 and December 31, 2024,
respectively.

If the unrealized loss for held-to-maturity securities of $9.9 million (after-tax) was recognized in accumulated other
comprehensive loss, our adjusted tangible capital ratio would be 9.86%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with Accounting Standards Codification

Topic 715. At June 30, 2025,

the net pension asset reflected in other
comprehensive loss was $9.7 million comparable to March 31, 2025 and December 31, 2024. This liability is re-measured annually on
December 31 st

based on an actuarial calculation of our pension liability.

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

At June 30, 2025, we had $672.3 million in commitments to extend credit and $7.4 million in standby letters of credit.

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

We have recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Bank, which is included in other liabilities on the Consolidated Statements of Financial Condition
and totaled $1.7 million at June 30, 2025.
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

2025 2024 2025 2024

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

22,668
$

475 8.40%
$

26,281
$

517 5.26%
$

23,692
$

965 8.21%
$

26,797
$

1,080 5.62%
Loans Held for Investment
(1)(2)
2,652,572 40,436 6.11 2,726,748 40,683 6.03 2,659,204 80,465 6.10 2,727,688 80,879 5.99
Taxable Securities 1,006,514 6,666 2.65 918,989 3,998 1.74 994,068 12,468 2.52 935,658 8,237 1.76
Tax-Exempt Securities
(2)
1,467 17 4.50 843 9 4.36 1,158 26 4.43 850 18 4.35
Federal Funds Sold and Interest Bearing
Deposits
348,787 3,909 4.49 262,419 3,624 5.56 334,944 7,405 4.46 201,454 5,517 5.51
Total Earning Assets 4,032,008 51,503 5.12% 3,935,280 48,831 4.99% 4,013,066 101,329 5.09% 3,892,447 95,731 4.94%
Cash & Due From Banks 65,761 74,803 69,593 75,283
Allowance For Credit Losses (30,492) (29,564) (30,251) (29,797)
Other Assets 302,984 291,669 300,336 293,473
TOTAL ASSETS
$

4,370,261
$

4,272,188
$

4,352,744
$

4,231,406

Liabilities:
Noninterest Bearing Deposits 1,342,304 1,346,546 1,329,933 1,345,367
NOW Accounts
$

1,225,697
$

3,750 1.23%
$

1,207,643
$

4,425 1.47%
$

1,237,759
$

7,604 1.24%
$

1,204,337
$

8,922 1.49%
Money Market Accounts 431,774 2,340 2.17 407,387 2,752 2.72 425,949 4,527 2.14 380,489 4,737 2.50
Savings Accounts 507,950 174 0.14 519,374 176 0.14 507,813 350 0.14 529,374 364 0.14
Other Time Deposits 172,982 1,141 2.65 160,078 1,226 3.08 171,682 2,307 2.71 149,203 2,150 2.90
Total Interest Bearing Deposits 2,338,403 7,405 1.27 2,294,482 8,579 1.50 2,343,203 14,788 1.27 2,263,403 16,173 1.44
Total Deposits 3,680,707 7,405 0.81 3,641,028 8,579 0.95 3,673,136 14,788 0.81 3,608,770 16,173 0.90
Repurchase Agreements 22,557 156 2.78 26,999 217 3.24 26,169 320 2.47 26,362 418 3.19
Other Short-Term Borrowings 10,503 179 6.82 6,592 68 4.16 8,978 296 6.64 5,176 107 4.16
Subordinated Notes Payable 51,981 530 4.03 52,887 630 4.71 52,432 1,090 4.13 52,887 1,258 4.70
Other Long-Term Borrowings 792 5 2.41 258 3 4.31 793 16 4.04 270 6 4.56
Total Interest Bearing Liabilities 2,424,236 8,275 1.37% 2,381,218 9,497 1.60% 2,431,575 16,510 1.37% 2,348,098 17,962 1.54%
Other Liabilities 76,138 72,634 70,705 70,464
TOTAL LIABILITIES 3,842,678 3,800,398 3,832,213 3,763,929
Temporary Equity - 6,493 - 6,821

TOTAL SHAREOWNERS’ EQUITY 527,583 465,297 520,531 460,656
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,370,261
$

4,272,188
$

4,352,744
$

4,231,406

Interest Rate Spread 3.75% 3.38% 3.72% 3.40%
Net Interest Income
$

43,228
$

39,334
$

84,819
$

77,769
Net Interest Margin (3) 4.30% 4.02% 4.26% 4.01%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loan costs of $0.3 million and

$0.7 million for the three and six months ended June

30, 2025,

and net loan fees of $0.2 and $0.3 million for the three and six month periods ended June 30, 2024.
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
Item 4.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At June 30, 2025, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and Chief
Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
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

Act of 1934). During the quarter ended June 30, 2025, there
have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that
have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.

Unregistered Sales of Equity Securities and Use of

Proceeds
None.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosure
Not Applicable.

Item 5.

Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act)
adopted
, modified or
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
12/20/2024) (No. 0-13358).
31.1
Certification of William G Smith, Jr., Chairman and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant
to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2
Certification of Jeptha E. Larkin, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc.,
Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of William G. Smith, Jr., Chairman and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant
to 18 U.S.C. Section 1350.
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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Mr. Larkin is the Principal Financial

Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: July 31, 2025