Form 10-Q
period 2025-09-30
CAPITAL CITY BANK GROUP INC
filed 2025-10-31
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

D.C.

20549
FORM
10-Q
☒
QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2025
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
At October 31, 2025,
17,068,825

shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK

GROUP,

INC.
QUARTERLY

REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2025
TABLE OF CONTENTS
PART I –

Financial Information

Page

Item 1.

Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – September 30, 2025 and December 31, 2024 5
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2025 and 2024 6
Consolidated Statements of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2025 and 2024 7
Consolidated Statements of Changes in Shareowners’ Equity – Three and Nine Months Ended September 30, 2025 and 2024 8
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2025 and 2024 9
Notes to Consolidated Financial Statements 10

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
33

Item 3.

Quantitative and Qualitative Disclosure About Market Risk
50

Item 4.

Controls and Procedures
50

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
●
Dispositions (including the impact from the sale of our insurance subsidiary),

acquisitions and integration of acquired
businesses;
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
● Action or inaction by the federal government, including as a result of any prolonged government shutdown or government intervention in the U.S. financial system;
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

OF FINANCIAL CONDITION
(Unaudited)
September 30, December 31,
(Dollars in Thousands, Except Par Value) 2025

2024
ASSETS

Cash and Due From Banks $
68,397
$
70,543
Federal Funds Sold and Interest Bearing Deposits

397,502

321,311
Total Cash and Cash Equivalents

465,899

391,854

Investment Securities, Available

for Sale, at fair value (amortized cost of $
592,323

and $
429,033
)

577,333

403,345
Investment Securities, Held to Maturity (fair value of $
394,125

and $
544,460
)

404,659

567,155
Equity Securities
2,145

2,399
Total Investment

Securities

984,137

972,899

Loans Held For Sale, at fair value
24,204

28,672

Loans Held for Investment
2,582,007

2,651,550
Allowance for Credit Losses

(30,202)

(29,251)
Loans Held for Investment, Net

2,551,805

2,622,299

Premises and Equipment, Net

79,748

81,952
Goodwill and Other Intangibles

89,095

92,773
Other Real Estate Owned
1,831
367
Other Assets

127,055

134,116
Total Assets $
4,323,774
$
4,324,932

LIABILITIES

Deposits:

Noninterest Bearing Deposits $
1,303,786
$
1,306,254
Interest Bearing Deposits

2,311,126

2,365,723
Total Deposits

3,614,912

3,671,977

Short-Term

Borrowings

40,244
28,304
Subordinated Notes Payable

42,582
52,887
Other Long-Term

Borrowings

680
794
Other Liabilities

84,721
75,653
Total Liabilities
3,783,139
3,829,615

SHAREOWNERS’ EQUITY

Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding

- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
17,068,650

and
16,974,513

shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively
171
170
Additional Paid-In Capital

40,067
37,684
Retained Earnings

499,176
463,949
Accumulated Other Comprehensive Income (Loss), net of tax

1,221
(6,486)
Total Shareowners’ Equity

540,635
495,317
Total Liabilities and Shareowners’

Equity
$
4,323,774
$
4,324,932
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
(Unaudited)
Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands, Except Per Share

Data)
2025 2024 2025 2024
INTEREST INCOME
Loans, including Fees $
40,279
$
41,659
$
121,629
$
123,480
Investment Securities:
Taxable
7,175
4,149
19,644
12,385
Tax Exempt
13
6
30
18
Funds Sold and Interest Bearing Deposits
3,964
3,514
11,369
9,031
Total Interest Income
51,431
49,328
152,672
144,914
INTEREST EXPENSE
Deposits
7,265
8,223
22,053
24,396
Short-Term

Borrowings
216
273
832
798
Subordinated Notes Payable
383
610
1,473
1,868
Other Long-Term

Borrowings
10
11
26
17
Total Interest Expense
7,874
9,117
24,384
27,079
NET INTEREST INCOME
43,557
40,211
128,288
117,835
Provision for Credit Losses
1,881
1,206
3,269
3,330
Net Interest Income After Provision For Credit Losses
41,676
39,005
125,019
114,505
NONINTEREST INCOME
Deposit Fees
5,877
5,512
16,258
16,139
Bank Card Fees
3,733
3,624
11,021
11,010
Wealth Management

Fees
5,173
4,770
16,142
13,891
Mortgage Banking Revenues
4,794
3,966
12,804
11,225
Other
2,754
1,641
6,027
4,951
Total Noninterest

Income
22,331
19,513
62,252
57,216
NONINTEREST EXPENSE
Compensation
26,056
25,800
78,794
74,613
Occupancy, Net
7,037
7,098
20,901
21,089
Other
9,823
10,023
24,460
27,831
Total Noninterest

Expense
42,916
42,921
124,155
123,533
INCOME BEFORE INCOME TAXES
21,091
15,597
63,116
48,188
Income Tax Expense
5,141
2,980
15,264
9,705
NET INCOME
15,950
12,617
47,852
38,483
Loss Attributable to Noncontrolling Interests
-
501
-
1,342
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
15,950
$
13,118
$
47,852
$
39,825
BASIC NET INCOME PER SHARE $
0.93
$
0.77
$
2.81
$
2.35
DILUTED NET INCOME PER SHARE $
0.93
$
0.77
$
2.80
$
2.35
Average Common

Basic Shares Outstanding
17,068
16,943
17,050
16,942
Average Common

Diluted Shares Outstanding
17,114
16,979
17,083
16,966
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2025 2024 2025 2024
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
15,950
$
13,118
$
47,852
$
39,825
Other comprehensive income, before

tax:
Investment Securities:
Change in net unrealized loss on securities available for sale
2,932
9,505
10,676
9,099
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
202
785
1,044
2,521
Derivative:
Change in net unrealized gain on effective cash flow

derivative
(253)
(1,261)
(1,442)
(873)
Other comprehensive income, before

tax
2,881
9,029
10,278
10,747
Deferred tax expense related to other comprehensive income
720
2,435
2,571
2,683
Other comprehensive income, net of tax
2,161
6,594
7,707
8,064
TOTAL COMPREHENSIVE

INCOME
$
18,111
$
19,712
$
55,559
$
47,889
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated

Other
Additional
Comprehensiv
e

Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, July 1, 2025
17,066,395
$
171
$
39,527
$
487,665
$
(940)
$
526,423
Net Income Attributable to Common Shareowners
-
-
-
15,950
-
15,950
Other Comprehensive Income, net of tax -
-
-
-
2,161
2,161
Cash Dividends ($
0.2600

per share)
-
-
-
(4,439)
-
(4,439)
Stock Based Compensation -
-
448
-
-
448
Stock Compensation Plan Transactions, net
2,255
-
92
-
-
92
Balance, September 30, 2025
17,068,650
$
171
$
40,067
$
499,176
$
1,221
$
540,635
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
(6,486)
$
495,317
Net Income Attributable to Common Shareowners -
-
-
47,852
-
47,852
Other Comprehensive Income, net of tax -
-
-
-
7,707
7,707
Cash Dividends ($
0.7400

per share)
-
-
-
(12,625)
-
(12,625)
Stock Based Compensation -
-
1,373
-
-
1,373
Stock Compensation Plan Transactions, net
94,137
1
1,010
-
-
1,011
Balance, September 30, 2025
17,068,650
$
171
$
40,067
$
499,176
$
1,221
$
540,635
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
(Dollars in Thousands) 2025 2024
CASH FLOWS FROM OPERATING

ACTIVITIES
Net Income Attributable to Common Shareowners $
47,852
$
39,825
Adjustments to Reconcile Net Income to

Cash Provided by Operating Activities:

Provision for Credit Losses
3,269
3,330

Depreciation
5,548
5,798

Amortization of Premiums, Discounts and Fees, net
3,403
3,130

Amortization of Intangible Asset
107
120

Gain on Sale of Subsidiary
(773)
-

Originations of Loans Held-for-Sale
(332,760)
(366,700)

Proceeds From Sales of Loans Held-for-Sale
350,882
369,063

Mortgage Banking Revenues
(12,804)
(11,225)

Net Additions for Capitalized Mortgage Servicing Rights
48
(138)

Stock Compensation
1,373
1,139

Net Tax Benefit from

Stock-Based Compensation
(154)
-

Deferred Income Taxes
2,429
1,400

Net Change in Operating Leases
14
208

Net (Gain) Loss on Sales and Write-Downs of Other Real Estate

Owned
(4,514)
1

Net Decrease in Other Assets
3,770
1,738

Net Increase in Other Liabilities
8,364
4,645
Net Cash Provided By Operating Activities
76,054
52,334
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(66,697)
(20,287)

Proceeds from Payments, Maturities, and Calls
228,784
83,657
Securities Available for

Sale:

Purchases
(225,039)
(49,436)

Proceeds from Payments, Maturities, and Calls
60,899
55,229
Equity Securities:

Purchases
(60)
-

Net Decrease in Equity Securities
1,191
158
Purchases of Loans Held for Investment
(958)
(302)
Proceeds from Sales of Loans
39,802
31,462
Net Decrease in Loans Held for Investment
23,666
19,779
Net Cash Received for Divestitures
2,375
-
Proceeds From Sales of Other Real Estate Owned
7,340
33
Purchases of Premises and Equipment
(5,967)
(6,442)
Net Cash Provided by Investing Activities
65,336
113,851
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(57,065)
(122,745)
Net Increase in Short-Term

Borrowings
11,940
1,729
Redemption of Subordinated Notes
(10,305)
-
Net Increase in Other Long-Term

Borrowings
-
677
Dividends Paid
(12,625)
(11,007)
Payments to Repurchase Common Stock
-
(2,330)
Proceeds from Issuance of Common Stock Under Purchase Plans
710
634
Net Cash Used In Financing Activities
(67,345)
(133,042)
NET INCREASE IN CASH AND CASH EQUIVALENTS
74,045
33,143
Cash and Cash Equivalents at Beginning of Period

391,854
312,067
Cash and Cash Equivalents at End of Period

$
465,899
345,210
Supplemental Cash Flow Disclosures:

Interest Paid
$
24,148
$
26,143

Income Taxes Paid
$
8,700
$
5,741
Supplemental Noncash Items:

Loans and Premises Transferred to Other Real Estate Owned
$
4,290
$
683

Loans Transferred from Held for Investment

to Held for Sale, net
$
40,652
$
25,640
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
ASU 2025-06, “Intangibles - Goodwill and Other -Internal-Use Software (Subtopic

350-40): Targeted

Improvements to the
Accounting for Internal-Use Software.”

The ASU updates accounting for internal-use software by shifting from a stage-based model
to a principles-based approach aligned with modern development. Key provisions include new capitalization criteria based on
authorization, funding commitment, and probable completion, removal of development stages, integrated website guidance, and
enhanced disclosures.

The Company is currently evaluating the provisions of the amendments and the impact on its future
consolidated statements and disclosures.

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
Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
September 30, 2025
U.S. Government Treasury $
272,030
$
1,567
$
283
$
-
$
273,314
U.S. Government Agency
165,774
59
3,148
-
162,685
States and Political Subdivisions
37,525
42
2,319
-
35,248
Mortgage-Backed Securities (1)
61,225
1
8,286
-
52,940
Corporate Debt Securities
47,672
-
2,580
(43)
45,049
Other Securities (2)
8,097
-
-
-
8,097
Total

$
592,323
$
1,669
$
16,616
$
(43)
$
577,333
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
403,345
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
September 30, 2025
U.S. Government Treasury $
170,612
$
-
$
1,348
$
169,264
Mortgage-Backed Securities (1)
234,047
625
9,811
224,861
Total

$
404,659
$
625
$
11,159
$
394,125
December 31, 2024
U.S. Government Treasury $
368,005
$
-
$
6,476
$
361,529
Mortgage-Backed Securities (1)
199,150
16
16,235
182,931
Total

$
567,155
$
16
$
22,711
$
544,460
(1)

Comprised of residential mortgage-backed

securities.
(2)

Includes Federal Home Loan Bank and Federal Reserve Bank stock, recorded at cost of $
3.0

million and $
5.1

million,
respectively,

at September 30, 2025 and at December 31, 2024.
At September 30, 2025 and December 31, 2024, the investment portfolio had $
2.1

million and $
2.4

million, respectively, in equity
securities. These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
442.6

million and $
489.5

million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes.
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

Investment Sales. There were
no

sales of investment securities for the three and nine months ended September 30, 2025 and

2024.

Maturity Distribution
.

At September 30, 2025, the Company’s

investment securities had the following maturity distribution based on contractual maturity.

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

Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
89,433

$
88,479

$
170,612

$
169,264
Due after one year through five years

306,889

304,548

-

-
Due after five year through ten years

12,896

11,675

-

-
Mortgage-Backed Securities
61,225
52,940
234,047
224,861
U.S. Government Agency

113,783

111,594

-

-
Other Securities

8,097

8,097

-

-
Total

$
592,323

$
577,333

$
404,659

$
394,125

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

Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
September 30, 2025
Available for

Sale
U.S. Government Treasury $
14,604

$
43

$
11,832

$
240

$
26,436

$
283
U.S. Government Agency
68,734
456
82,855
2,692
151,589
3,148
States and Political Subdivisions
1,876

124

31,747

2,195

33,623

2,319
Mortgage-Backed Securities
36

-

52,861

8,286

52,897

8,286
Corporate Debt Securities
-

-

43,522

2,580

43,522

2,580
Total

$
85,250

$
623

$
222,817

$
15,993

$
308,067

$
16,616

Held to Maturity
U.S. Government Treasury

-

-

169,264

1,348

169,264

1,348
Mortgage-Backed Securities
17,694

93

113,104

9,718

130,798

9,811
Total

$
17,694

$
93

$
282,368

$
11,066

$
300,062

$
11,159
December 31, 2024
Available for

Sale

U.S. Government Treasury $
81,363

$
318

$
14,510

$
616

$
95,873

$
934
U.S. Government Agency
33,155
184
100,844
5,394
133,999
5,578
States and Political Subdivisions

2,728

164

36,654

3,663

39,382

3,827
Mortgage-Backed Securities
54
-
55,409
10,902
55,463
10,902
Corporate Debt Securities
3,093
249
48,369
4,195
51,462
4,444
Total

$
120,393

$
915

$
255,786

$
24,770

$
376,179

$
25,685

Held to Maturity
U.S. Government Treasury

-

-

361,529

6,476

361,529

6,476
Mortgage-Backed Securities
58,230
1,000
119,353
15,235
177,583
16,235
Total

$
58,230

$
1,000

$
480,882

$
21,711

$
539,112

$
22,711
At September 30, 2025, there were
750

positions (combined AFS and HTM) with unrealized pre-tax losses totaling

$
27.8

million.

33
of these positions are U.S. Treasury bonds and carry

the full faith and credit of the U.S. Government.

634

are U.S. government
agency securities issued by U.S. government sponsored entities.

We believe the

long history of no credit losses on government
securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

At September 30, 2025, all
collateralized mortgage obligation securities, mortgage

-backed securities, Small Business Administration securities, U.S. Agency,

and
U.S. Treasury bonds held were AAA rated.

The remaining
83

positions (municipal securities and corporate bonds) have a credit component.

At September 30, 2025, corporate debt securities had an allowance for credit losses of $
43,000

and municipal securities
had an allowance of less than $
1,000
.
No
ne of the securities held by the Company were past due or in nonaccrual status at September
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the held for investment (“HFI”) loan portfolio was as follows:

(Dollars in Thousands) September 30, 2025

December 31, 2024
Commercial, Financial and Agricultural $
179,018

$
189,208
Real Estate – Construction

156,756

219,994
Real Estate – Commercial Mortgage

785,290

779,095
Real Estate – Residential (1)

1,039,607

1,042,504
Real Estate – Home Equity

234,111

220,064
Consumer (2)

187,225

200,685
Loans Held For Investment, Net of Unearned Income $
2,582,007

$
2,651,550
(1) Includes loans in process balances of $
2.6

million and $
13.6

million at September 30, 2025 and December 31, 2024, respectively.
(2)
Includes overdraft balances of $
1.4

million and $
1.2

million at September 30, 2025 and December 31, 2024, respectively.

Net deferred loan costs, which include premiums on purchased loans,

included in loans were $
8.5

million at September 30, 2025 and
$
8.3

million at December 31, 2024.
Accrued interest receivable on loans which is excluded from amortized cost totaled $
9.8

million at September 30, 2025 and $
10.3
million at December 31, 2024, and is reported separately in Other Assets.
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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
September 30, 2025
Beginning Balance $
1,425
$
1,811
$
6,256
$
15,264
$
2,014
$
3,092
$
29,862
Provision for Credit Losses
370
(352)
268
164
200
900
1,550
Charge-Offs
(373)
-
-
(12)
(10)
(1,573)
(1,968)
Recoveries

95
-
8
13
10
632
758
Net (Charge-Offs) Recoveries
(278)
-
8
1
-
(941)
(1,210)
Ending Balance $
1,517
$
1,459
$
6,532
$
15,429
$
2,214
$
3,051
$
30,202
Nine Months Ended

September 30, 2025
Beginning Balance $
1,514
$
2,384
$
5,867
$
14,568
$
1,952
$
2,966
$
29,251
Provision for Credit Losses
331
(925)
648
733
235
2,329
3,351
Charge-Offs
(615)
-
-
(69)
(34)
(4,359)
(5,077)
Recoveries
287
-
17
197
61
2,115
2,677
Net (Charge-Offs) Recoveries
(328)
-
17
128
27
(2,244)
(2,400)
Ending Balance $
1,517
$
1,459
$
6,532
$
15,429
$
2,214
$
3,051
$
30,202
Three Months Ended
September 30, 2024
Beginning Balance $
1,575
$
1,751
$
6,076
$
14,788
$
1,865
$
3,164
$
29,219
Provision for Credit Losses
134
442
547
(240)
(49)
1,045
1,879
Charge-Offs
(331)
-
(3)
-
(23)
(1,926)
(2,283)
Recoveries

176
-
5
88
59
693
1,021
Net (Charge-Offs) Recoveries
(155)
-
2
88
36
(1,233)
(1,262)
Ending Balance $
1,554
$
2,193
$
6,625
$
14,636
$
1,852
$
2,976
$
29,836
Nine Months Ended

September 30, 2024
Beginning Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941
Provision for Credit Losses
809
(309)
618
(551)
13
3,310
3,890
Charge-Offs
(1,013)
-
(3)
(17)
(99)
(5,746)
(6,878)
Recoveries
276
-
228
148
120
2,111
2,883
Net (Charge-Offs) Recoveries
(737)
-
225
131
21
(3,635)
(3,995)
Ending Balance $
1,554
$
2,193
$
6,625
$
14,636
$
1,852
$
2,976
$
29,836
For the nine months ended September 30, 2025, the allowance for loans HFI increased by $
0.9

million and reflected a provision
expense of $
3.4

million and net loan charge-offs of $
2.4

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
and loan grade migration.

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
September 30, 2025
Commercial, Financial and Agricultural $
274
$
24
$
-
$
298
$
177,354
$
1,366
$
179,018
Real Estate – Construction

-
-
-
-
156,756
-
156,756
Real Estate – Commercial Mortgage

832
400
-
1,232
782,051
2,007
785,290
Real Estate – Residential

406
1,154
-
1,560
1,035,791
2,256
1,039,607
Real Estate – Home Equity

406
18
-
424
231,849
1,838
234,111
Consumer

1,669
285
-
1,954
184,543
728
187,225
Total $
3,587
$
1,881
$
-
$
5,468
$
2,568,344
$
8,195
$
2,582,007
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

September 30, 2025 December 31, 2024
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL

ACL

Still Accruing

ACL

ACL Still Accruing
Commercial, Financial and Agricultural $
1,210
$
156
$
-
$
-
$
37
$
-
Real Estate – Construction

-
-
-
-
-
-
Real Estate – Commercial Mortgage

1,780
227
-
427
139
-
Real Estate – Residential

1,452
804
-
2,046
1,081
-
Real Estate – Home Equity

1,614
224
-
509
1,273
-
Consumer

-
728
-
-
790
-
Total Nonaccrual

Loans
$
6,056
$
2,139
$
-
$
2,982
$
3,320
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.

September 30, 2025 December 31, 2024
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
1,210
$
-
$
39
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
1,780
-
427
-
Real Estate – Residential
2,180
-
2,476
-
Real Estate – Home Equity

1,614

-

651

-
Consumer

-

-

-

55
Total Collateral Dependent

Loans
$
5,574
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
.

At September 30, 2025, the Company had $
0.9

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
At September 30, 2025, the Company maintained
two

modified commercial mortgage loans to borrowers experiencing financial difficulty.

One

loan for $
2.5

million was provided a 6-month interest only extension in exchange for additional collateral and was
current with
no

payment delay.

A second loan

for $
0.3

million was provided a below market interest rate and extended repayment terms and was 30 days past due

at September 30, 2025.

No

other new modifications to borrowers experiencing financial difficulty were made during the nine months ended September 30, 2025 and 2024.

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
The following tables summarize gross loans held for investment at September

30, 2025 and December 31, 2024 and current period
gross write-offs for the nine months ended September 30, 2025 and 12 months ended December 31, 2024 by years of origination and internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

(Dollars in Thousands)
Term

Loans by Origination Year
Revolving
As of September 30, 2025 2025 2024 2023 2022 2021 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
28,710
$
27,329
$
25,719
$
26,672
$
13,671
$
9,439
$
41,051
$
172,591
Special Mention
-
-
2,851
81
9
250
1,722
4,913
Substandard

-

-

130

82

19

42

1,241

1,514
Total $
28,710
$
27,329
$
28,700
$
26,835
$
13,699
$
9,731
$
44,014
$
179,018
Current-Period Gross
Writeoffs $
-
$
148
$
60
$
327
$
58
$
1
$
21
$
615
Real Estate - Construction:
Pass $
50,730
$
63,161
$
10,010
$
14,284
$
53
$
190
$
15,022
$
153,450
Special Mention
-
-
-
2,588
-
-
-
2,588
Substandard

-

-

718

-

-

-

-

718
Total $
50,730
$
63,161
$
10,728
$
16,872
$
53
$
190
$
15,022
$
156,756
Real Estate - Commercial
Mortgage:
Pass $
74,048
$
82,444
$
108,719
$
180,457
$
95,397
$
162,220
$
25,699
$
728,984
Special Mention
3,885
-
5,550
23,406
3,948
6,663
1,143
44,595
Substandard

384

1,402

99

3,808

860

5,158

-

11,711
Total $
78,317
$
83,846
$
114,368
$
207,671
$
100,205
$
174,041
$
26,842
$
785,290
Real Estate - Residential:
Pass $
115,780
$
133,764
$
286,851
$
326,723
$
62,441
$
92,274
$
9,682
$
1,027,515
Special Mention
-
-
-
-
975
277
401
1,653
Substandard

-

3,866

-

1,309

1,314

3,782

168

10,439
Total

$
115,780
$
137,630
$
286,851
$
328,032
$
64,730
$
96,333
$
10,251
$
1,039,607
Current-Period Gross
Writeoffs
$
-
$
-
$
59
$
-
$
-
$
10
$
-
$
69
Real Estate - Home Equity:
Performing $
1,600
$
9
$
439
$
19
$
109
$
638
$
229,459
$
232,273
Nonperforming

74

-

-

-

-

-

1,764

1,838
Total

$
1,674
$
9
$
439
$
19
$
109
$
638
$
231,223
$
234,111
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
10
$
24
$
34
Consumer:
Performing $
51,487
$
24,496
$
31,429
$
36,559
$
26,315
$
6,955
$
9,256
$
186,497
Nonperforming
195
115
69
280
61
8
-
728
Total $
51,682
$
24,611
$
31,498
$
36,839
$
26,376
$
6,963
$
9,256
$
187,225
Current-Period Gross
Writeoffs
$
1,872
$
202
$
792
$
933
$
352
$
109
$
99
$
4,359

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

September 30, 2025 December 31, 2024
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
23,481
24,204
$
28,117
$
28,672
Residential Mortgage Loan Commitments ("IRLCs") (1)
29,911
607
15,000
248
Forward Sales Contracts (1)
27,000
11
16,000
96
(1)

Recorded in other assets at fair value.
At September 30, 2025, the Company had
no

residential mortgage loans held for sale 30-89 days past due or on nonaccrual status. At
December 31, 2024, the Company had
no

residential mortgage loans held for sale 30-89 days past due or on nonaccrual status.

Mortgage banking revenue was as follows:

Three Months Ended
September 30,
Nine Months Ended
September 30,
(Dollars in Thousands) 2025 2024 2025 2024
Net realized gains on sales of mortgage loans $
3,871
$
3,664
$
10,356
$
8,499
Net change in unrealized gain on mortgage loans held for sale
130
143
302
312
Net change in the fair value of IRLC's
(45)
(135)
359
32
Net change in the fair value of forward sales contracts
199
(52)
(85)
212
Pair-Offs on net settlement of forward

sales contracts
(234)
(383)
(404)
(173)
Mortgage servicing rights additions
40
50
84
292
Net origination fees
833
679
2,192
2,051
Total mortgage banking

revenues
$
4,794
$
3,966
$
12,804
$
11,225

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) September 30, 2025 December 31, 2024
Number of residential mortgage loans serviced for others
464
504
Outstanding principal balance of residential mortgage loans serviced for others
$
121,767
$
135,416
Weighted average

interest rate
5.74%
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

Administration.

At
September 30, 2025, the servicing portfolio balance consisted of the following loan types: FNMA (
61.4
%), GNMA (
4.3
%), and
private investor (
34.3
%).

FNMA and private investor loans are structured as actual/actual payment remittance.

At September 30, 2025 and December 31, 2024, the Company did
no
t have delinquent residential mortgage loans in GNMA pools
serviced by the Company.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

The Company had
no

repurchases for the three
months ended September 30, 2025 and 2024, and $
0.3

million and
no

repurchases in the nine months ended September 30, 2025 and
2024, respectively, of

GNMA delinquent or defaulted mortgage loans with the intention to modify their terms and include the loans in
new GNMA pools.

Activity in the capitalized mortgage servicing rights was as follows:

Three Months Ended

September 30,
Nine Months Ended

September 30,
(Dollars in Thousands) 2025 2024 2025 2024
Beginning balance $
889
$
965
$
933
$
831
Additions due to loans sold with servicing retained
40
50
84
292
Deletions and amortization
(44)
(46)
(132)
(154)
Ending balance $
885
$
969
$
885
$
969
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three or nine months ended
September 30, 2025 or 2024.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were

as follows:

September 30, 2025 December 31, 2024
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
9.83%
18.89%
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

The weighted average annual prepayment speed was
13.09
% at September 30, 2025 and
13.44
% at December 31, 2024.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
September 30, 2025.

Amounts
(Dollars in Thousands) Outstanding
$
20

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.25%

to
3.25%
, with a floor rate of
3.25%

to
4.25%
.

A cash pledge deposit of $
0.1

million is required by the lender.
$
326
$
25

million warehouse line of credit agreement expiring in
June 2026
.

Interest is at the SOFR plus
2.50%

to
3.00%
.
14,289
Total Warehouse

Borrowings
$
14,615
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2024, warehouse line borrowings totaled $
1.9
million. At September 30, 2025, the Company had residential mortgage loans held for sale pledged as collateral under the above
warehouse lines of credit and master repurchase agreements.

The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, and maximum debt to net
worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants at September 30, 2025.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps with notional amounts totaling $
30

million at September 30, 2025 were designed as a cash flow hedge for subordinated debt.

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
September 30, 2025
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
3,877
4.8
December 31, 2024
Interest rate swaps related to subordinated debt Other Assets $
30,000
$
5,319
5.5

The following table presents the change in net gains (losses) recorded in AOCI and the consolidated statements of income related to
the cash flow derivative instruments (interest rate swaps related to subordinated debt).

Change in Gain

Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended September 30, 2025 Interest expense $
(189)
$
303

Three months ended September 30, 2024
Interest expense
(941)
377

Nine months ended September 30, 2025
Interest expense
$
(1,076)
$
899

Nine months ended September 30, 2024
Interest expense
(652)
1,128

The Company had a collateral liability of $
4.0

million and $
5.5

million at September 30, 2025 and December 31, 2024, respectively.
On October 4, 2025, the Company terminated the interest rate swap related to subordinated debt and will amortize an unrecognized
gain of $
3.8

million over the remaining life of the swap agreement.
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

At September 30, 2025, the operating lease ROU assets and liabilities were $
26.9

million and $
27.5

million,
respectively. At December

31, 2024, ROU assets and liabilities were $
24.9

million and $
25.5

million, respectively.

The Company
recognized $
0.1

million of rental income during the nine months ended September 30, 2025 for a lease that terminated in February
2025.

The Company does not have any finance leases.

The table below summarizes our lease expense and other information related to the Company’s operating leases.

Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2025 2024 2025 2024
Operating lease expense $
928
$
841
$
2,689
$
2,509
Short-term lease expense
171
229
722
618
Total lease expense $
1,099
$
1,070
$
3,411
$
3,127
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
882
$
1,095
$
2,676
$
2,315
Right-of-use assets obtained in exchange for new operating lease liabilities
44
29
4,041
69
Weighted average

remaining lease term — operating leases (in years)
15.7
16.7
15.7
16.7
Weighted average

discount rate — operating leases
3.7%
3.5%
3.7%
3.5%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) September 30, 2025
2025 $
896
2026
3,591
2027
3,387
2028
3,102
2029
2,880
2030 and thereafter
21,293
Total $
35,149
Less: Interest
(7,601)
Present Value

of Lease liability
$
27,548
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
2.1

million at September 30, 2025.

Further, in accordance with this lease agreement,

the Company made a $
0.2

million
payment in July 2025 to the lessor as reimbursement for a portion of the costs related to the development of subject property to
support the construction of a new banking office by the Company.

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

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2025 2024 2025 2024
Service Cost $
861
$
929
$
2,581
$
2,786
Interest Cost
1,676
1,524
5,029
4,572
Expected Return on Plan Assets
(2,265)
(2,029)
(6,794)
(6,087)
Net Loss Amortization
(413)
41
(1,240)
123
Net Periodic Benefit Cost $
(141)
$
465
$
(424)
$
1,394
Discount Rate
5.82%
5.29%
5.82%
5.29%
Long-term Rate of Return on Assets
6.75%
6.75%
6.75%
6.75%

The components of the net periodic benefit cost for the Company’s

SERP and SERP II were as follows:
Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2025 2024 2025 2024
Service Cost $
11
$
9
$
34
$
27
Interest Cost
131
114
395
341
Prior Service Cost Amortization
25
-
76
-
Net Loss Amortization
(30)
(71)
(88)
(210)
Net Periodic Benefit Cost $
137
$
52
$
417
$
158
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

September 30, 2025 December 31, 2024
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit

(1)
$
187,658
$
517,663
$
705,321
$
184,223
$
479,191
$
663,414
Standby Letters of Credit

7,114

-

7,114
7,287

-

7,287
Total $
194,772
$
517,663
$
712,435
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

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in Thousands) 2025 2024 2025 2024
Beginning Balance $
1,738
$
3,139
$
2,155
$
3,191
Provision for Credit Losses
357
(617)
(60)
(669)
Ending Balance $
2,095
$
2,522
$
2,095
$
2,522
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

At September 30, 2025, the amount remaining to be funded for the bank tech venture capital commitment was $
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

Quarterly fixed payments are approximately $
0.2

million.

There was a $
0.2

million counterparty
payment accrued and payable at September 30, 2025 due to a revision to the share conversion rate related to additional funding by
VISA of the merchant litigation reserve.

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

There was a $
0.2

million counterparty payment accrued and
payable at September 30, 2025 and
no

amount payable at December 31, 2024.
A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:

Level 1

Level 2

Level 3

Total

Fair

(Dollars in Thousands) Inputs Inputs Inputs Value
September 30, 2025
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
273,314
$
-
$
-
$
273,314
U.S. Government Agency
-
162,685
-
162,685
States and Political Subdivisions
-
35,248
-
35,248
Mortgage-Backed Securities
-
52,940
-
52,940
Corporate Debt Securities
-
45,049
-
45,049
Equity Securities
-
-
2,145
2,145
Loans Held for Sale
-
24,204
-
24,204
Interest Rate Swap Derivative
-
3,877
-
3,877
Forward Sales Contracts
-
11
-
11
Residential Mortgage Loan Commitments ("IRLCs")
-
-
607
607
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
6.1

million
and $
13.0

million, respectively, for the

nine months ended September 30, 2025, and $
5.9

million and $
11.0

million, respectively,

for
the nine months ended September 30, 2024.

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

Collateral-dependent loans had a carrying value of $
6.8

million with valuation allowance of less than $
0.1

million at
September 30, 2025 and a carrying value of $
3.6

million and a $
0.1

million valuation allowance at December 31, 2024.
Other Real Estate Owned
.

During the first nine months of 2025, certain foreclosed assets, upon initial recognition,

were measured and
reported at fair value through a charge-off to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

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

At each of September 30, 2025 and December 31, 2024, there was no

valuation
allowance for loan servicing rights.

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

September 30, 2025
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
68,397
$
68,397
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
397,502
397,502
-
-
Investment Securities, Held to Maturity
404,659
169,264
224,861
-
Other Equity Securities (1)
2,848
-
2,848
-
Mortgage Servicing Rights
885
-
-
1,412
Loans, Net of Allowance for Credit Losses
2,551,805
-
-
2,357,689
LIABILITIES:
Deposits $
3,614,912
$
-
$
2,993,838
$
-
Short-Term

Borrowings
40,244
-
40,244
-
Subordinated Notes Payable
42,582
-
38,971
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

8,783

(1,076)

-

7,707
Balance as of September 30, 2025 $
(11,396)

$
2,895

$
9,722

$
1,221
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

The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,

and how our performance during the third quarter of 2025 compares with prior periods.

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

We offer

a broad array of products and services through a total of 62 full-service offices and 108 ATMs/ITMs

located in Florida, Georgia, and Alabama.

Through Capital City Home Loans, LLC (“CCHL”), we have 28
additional offices in the Southeast for our mortgage banking business.

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
2025 2024
(Dollars in Thousands, except per share data) Third Second First Fourth Third
Shareowners' Equity (GAAP) $ 540,635 $ 526,423 $ 512,575 $ 495,317 $ 476,499
Less: Goodwill and Other Intangibles (GAAP) 89,095 92,693 92,733 92,773 92,813
Tangible Shareowners' Equity (non-GAAP) A 451,540 433,730 419,842 402,544 383,686
Total Assets (GAAP) 4,323,774 4,391,753 4,461,233 4,324,932 4,225,316
Less: Goodwill and Other Intangibles (GAAP) 89,095 92,693 92,733 92,773 92,813
Tangible Assets (non-GAAP) B $ 4,234,679 $ 4,299,060 $ 4,368,500 $ 4,232,159 $ 4,132,503
Tangible Common Equity Ratio (non-GAAP) A/B 10.66% 10.09% 9.61% 9.51% 9.28%
Actual Diluted Shares Outstanding (GAAP) C 17,115,336 17,097,986 17,072,330 17,018,122 16,980,686
Tangible Book Value

per Diluted Share (non-GAAP)

A/C
26.38 25.37 24.59 23.65 22.60

SELECTED QUARTERLY

FINANCIAL DATA

(UNAUDITED)
2025 2024
(Dollars in Thousands, Except Per Share Data) Third Second First Fourth Third
Summary of Operations :
Interest Income $ 51,431 $ 51,459 $ 49,782 $ 49,743 $ 49,328
Interest Expense 7,874 8,275 8,235 8,640 9,117
Net Interest Income 43,557 43,184 41,547 41,103 40,211
Provision for Credit Losses 1,881 620 768 701 1,206
Net Interest Income After

Provision for Credit Losses
41,676 42,564 40,779 40,402 39,005
Noninterest Income 22,331 20,014 19,907 18,760 19,513
Noninterest Expense 42,916 42,538 38,701 41,782 42,921
Income Before Income Taxes 21,091 20,040 21,985 17,380 15,597
Income Tax Expense 5,141 4,996 5,127 4,219 2,980
(Income) Loss Attributable to NCI - - - (71) 501
Net Income Attributable to CCBG 15,950 15,044 16,858 13,090 13,118
Net Interest Income (FTE)
(1)
43,602 43,228 41,591 41,150 40,260

Per Common Share :
Net Income Basic $ 0.93 $ 0.88 $ 0.99 $ 0.77 $ 0.77
Net Income Diluted 0.93 0.88 0.99 0.77 0.77
Cash Dividends Declared 0.26 0.24 0.24 0.23 0.23
Diluted Book Value 31.59 30.79 30.02 29.11 28.06
Diluted Tangible Book Value
(2)
26.38 25.37 24.59 23.65 22.60
Market Price:

High
44.69 39.82 38.27 40.86 36.67

Low
38.00 32.38 33.00 33.00 26.72

Close
41.79 39.35 35.96 36.65 35.29

Selected Average Balances :
Investment Securities $ 993,880 $ 1,007,981 $ 982,330 $ 915,202 $ 908,456
Loans Held for Investment 2,606,213 2,652,572 2,665,910 2,677,396 2,693,533
Earning Assets 3,981,530 4,032,008 3,993,914 3,921,900 3,883,414
Total Assets 4,317,951 4,370,261 4,335,033 4,259,669 4,215,862
Deposits 3,612,331 3,680,707 3,665,482 3,600,424 3,572,034
Shareowners’ Equity 542,216 527,583 513,401 491,143 480,137
Common Equivalent Average Shares:

Basic
17,068 17,056 17,027 16,946 16,943

Diluted
17,114 17,088 17,044 16,990 16,979
Performance Ratios:
Return on Average Assets (annualized) 1.47% 1.38% 1.58% 1.22% 1.24%
Return on Average Equity (annualized) 11.67 11.44 13.32 10.60 10.87
Net Interest Margin (FTE) 4.34 4.30 4.22 4.17 4.12
Noninterest Income as % of Operating Revenue 33.89 31.67 32.39 31.34 32.67
Efficiency Ratio 65.09 67.26 62.93 69.74 71.81

Asset Quality:
Allowance for Credit Losses (“ACL”) $ 30,202 $ 29,862

$
29,734 $ 29,251 $ 29,836
Nonperforming Assets (“NPAs”) 10,026 6,581 4,428 6,669 7,242
ACL to Loans HFI 1.17% 1.13% 1.12% 1.10% 1.11%
NPAs to Total

Assets
0.23 0.15 0.10 0.15 0.17
NPAs to Loans HFI plus OREO 0.39 0.25 0.17 0.25 0.27
ACL to Non-Performing Loans 368.54 463.01 692.10 464.14 452.64
Net Charge-Offs to Average Loans HFI 0.18 0.09 0.09 0.25 0.19
Capital Ratios:
Tier 1 Capital 19.33% 18.38% 18.01% 17.46% 16.77%
Total Capital 20.59 19.60 19.20 18.64 17.97
Common Equity Tier 1 17.73 16.81 16.08 15.54 14.88
Leverage 11.64 11.14 11.17 11.05 10.89
Tangible Common Equity (2) 10.66 10.09 9.61 9.51 9.28
(1)
Fully Tax Equivalent.
(2)
Non-GAAP financial measure.

See non-GAAP reconciliation on page 34.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.
Net income attributable to common shareowners of $16.0 million, or $0.93 per diluted share, for the third
quarter of 2025 compared to $15.0 million, or $0.88 per diluted share, for the second quarter of 2025, and $13.1 million, or $0.77 per
diluted share, for the third quarter of 2024.

For the first nine months of 2025, net income attributable to common shareowners totaled
$47.9 million, or $2.80 per diluted share, compared to net income of $39.8 million, or $2.35 per diluted share, for the same period of
2024.

Net Interest Income.
Tax-equivalent net

interest income for the third quarter of 2025 totaled $43.6 million compared to $43.2 million
for the second quarter of 2025 and $40.3 million for the third quarter of 2024.

Compared to the second quarter of 2025, the increase
was driven by a $0.5 million increase in investment securities income, a $0.4 million decrease in interest expense, and a $0.1 million
increase in overnight funds income, partially offset

by a $0.6 million decrease in loan income.

One additional calendar day in the
third quarter of 2025 contributed to the improvement.

Compared to the third quarter of 2024, the increase was primarily due to a $3.0 million increase in investment securities income, a $1.2 million decrease in interest expense, and a $0.5 million increase in overnight funds income, partially offset by a $1.4 million decrease in loan income.

For the first nine months of 2025, tax-equivalent net interest income totaled $128.4 million compared to $118.0

million for the same period of 2024, with the increase primarily attributable to

a
$7.3 million increase in investment securities income, a $2.3 million increase in overnight funds income, and a $2.3 million decrease
in deposit interest expense, partially offset by a $1.9 million decrease in loan income.

Provision and Allowance for Credit

Losses.
We recorded

a provision expense for credit losses of $1.9 million for the third quarter of
2025 compared to $0.6 million for the second quarter of 2025 and $1.2 million for the third quarter of 2024.

For the first nine months
of 2025, we recorded a provision expense for credit losses of $3.3 million which was comparable to the same period of 2024.

At
September 30, 2025, the allowance for credit losses for loans HFI totaled $30.2 million (1.17% of loans HFI) compared to $29.9
million (1.13% of loans HFI) at June 30, 2025 and $29.3 million at December

31, 2024 (1.10% of loans HFI).
Noninterest Income
. Noninterest income for the third quarter of 2025 totaled $22.3 million compared to $20.0 million for the second
quarter of 2025 and $19.5 million for the third quarter of 2024.

The $2.3 million, or 11.6%, increase over the second quarter of 2025
was primarily due to a $1.2 million increase in other income, a $0.6 million increase in mortgage banking revenues, and a $0.6 million
increase in deposit fees.

The increase in other income was primarily due to a $0.7 million gain from the sale of our insurance
subsidiary (Capital City Strategic Wealth)

in the third quarter of 2025, and to a lesser extent higher miscellaneous income.

Compared
to the third quarter of 2024, the $2.8 million, or 14.4%, increase was primarily due to a $1.1 million increase in other income, a $0.8
million increase in mortgage banking revenues, a $0.4 million increase in wealth management fees, and a $0.4 million increase in
deposit fees.

The increase in other income reflected the aforementioned gain from the sale of our insurance subsidiary. For

the first
nine months of 2025, noninterest income totaled $62.3 million compared to $57.2 million for the same period of 2024, primarily
attributable to a $2.2 million increase in wealth management fees, a $1.6 million increase in mortgage banking revenues, and a $1.1
million increase in other income. The increase in other income reflected the aforementioned gain from the sale of our insurance
subsidiary and higher miscellaneous income.

Noninterest Expense.
Noninterest expense for the third quarter of 2025 totaled $42.9 million compared to $42.5 million for the second
quarter of 2025 and $42.9 million for the third quarter of 2024.

The $0.4 million, or 0.9%, increase over the second quarter of 2025 reflected a $0.8 million increase in other expense that was partially offset by a $0.4 million decrease in compensation expense.
Compared to the third quarter of 2024, a $0.3 million increase in compensation expense was offset by a $0.2 million decrease in other
expense and a $0.1 million decline in occupancy expense. For the first nine months of 2025, noninterest expense totaled $124.2
million compared to $123.5 million for the same period of 2024 with the $0.6 million, or 0.5%, increase primarily due to a $4.2
million increase in compensation expense that was partially offset by a $3.4 million decrease in other expense and a $0.2 million decrease in occupancy expense.

Financial Condition
Earning Assets.

Average earning assets totaled

$3.982 billion for the third quarter of 2025, a decrease of $50.5 million, or 1.3%,

from
the second quarter of 2025, and an increase of $59.6 million, or 1.5%, over the fourth quarter of 2024.

Compared to the second
quarter of 2025, the change in the earning asset mix reflected a $46.4 million decrease in loans HFI and a $14.1 million decrease in
investment securities, partially offset by a $7.4 million

increase in overnight funds sold and a $2.6 million increase in loans held for sale (“HFS”).

Compared to the fourth quarter of 2024, the change in earning asset mix reflected a $78.7 million increase in
investment securities and a $57.9 million increase in overnight funds sold, partially offset by a $71.2 million decrease in loans HFI
and a $5.8 million decrease in loans HFS.
Loans.

Average loans HFI decreased

$46.4 million, or 1.8%, from the second quarter of 2025 and decreased

$71.2 million, or 2.7%,
from the fourth quarter of 2024.

Loans HFI at September 30, 2025, decreased $49.5 million, or 1.9%, from

June 30, 2025, and
decreased $69.5 million, or 2.6%, from December 31, 2024.

Credit Quality
.

Nonperforming assets (nonaccrual loans and other real estate) totaled $10.0 million at September 30, 2025 compared
to $6.6 million at June 30, 2025 and $6.7 million at December 31, 2024.

At September 30, 2025, nonperforming assets as a
percentage of total assets was 0.23%, compared to 0.15% at June 30,

2025 and 0.15% at December 31, 2024.

Nonaccrual loans
totaled $8.2 million at September 30, 2025, a $1.7 million increase over

June 30, 2025 and a $1.9 million increase over December 31,
2024.

Further, classified loans totaled $26.5 million

at September 30, 2025, a $2.1 million decrease from June 30, 2025 and a $6.6 million increase over December 31, 2024.
Deposits
.

Average total

deposits were $3.612 billion for the third quarter of 2025, a decrease of $68.4 million,

or 1.86%, from the
second quarter of 2025 and an increase of $11.9

million, or 0.33%, over the fourth quarter of 2024.

At September 30, 2025, total
deposits were $3.615 billion, a decrease of $89.9 million, or 2.4%,

from June 30, 2025, and a decrease of $57.1 million, or 1.6%, from
December 31, 2024.

Public funds totaled $497.9 million at September 30, 2025, $596.6 million at June

30, 2025, and $660.9 million
at December 31, 2024.
Capital
.

At September 30, 2025, we were “well-capitalized”

with a total risk-based capital ratio of 20.59% and a tangible common equity ratio (a non-GAAP financial measure) of 10.66% compared to 19.60% and 10.09%, respectively,

at June 30, 2025, and 18.64%
and 9.51%, respectively,

at December 31, 2024.

At September 30, 2025, all of our regulatory capital ratios exceeded the threshold to
be “well-capitalized”

under the Basel III capital standards.

RESULTS

OF OPERATIONS
The following table provides a condensed summary of our results of operations

- a discussion of the various components are discussed
in further detail below.
Three Months Ended Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands, except per share data) 2025 2025 2024 2025 2024
Interest Income $ 51,431 $ 51,459 $ 49,328 $ 152,672 $ 144,914
Taxable Equivalent Adjustments 45 44 49 133 194
Total Interest Income (FTE) 51,476 51,503 49,377 152,805 145,108
Interest Expense 7,874 8,275 9,117 24,384 27,079
Net Interest Income (FTE) 43,602 43,228 40,260 128,421 118,029
Provision for Credit Losses 1,881 620 1,206 3,269 3,330
Taxable Equivalent Adjustments 45 44 49 133 194
Net Interest Income After Provision for Credit Losses 41,676 42,564 39,005 125,019 114,505
Noninterest Income 22,331 20,014 19,513 62,252 57,216
Noninterest Expense 42,916 42,538 42,921 124,155 123,533
Income Before Income Taxes 21,091 20,040 15,597 63,116 48,188
Income Tax Expense 5,141 4,996 2,980 15,264 9,705
Pre-Tax Loss Attributable to Noncontrolling Interest - - 501 - 1,342
Net Income Attributable to Common Shareowners $ 15,950 $ 15,044 $ 13,118 $ 47,852 $ 39,825

Basic Net Income Per Share $ 0.93 $ 0.88 $ 0.77 $ 2.81 $ 2.35
Diluted Net Income Per Share $ 0.93 $ 0.88 $ 0.77 $ 2.80 $ 2.35

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

I, “Average Balances &

Interest Rates,” on page 49.
Tax-equivalent net

interest income for the third quarter of 2025 totaled $43.6

million compared to $43.2 million for the second quarter
of 2025 and $40.3

million for the third quarter of 2024.

Compared to the second quarter of 2025, the increase was driven by a $0.5 million increase in investment securities income, a $0.4 million decrease in interest expense, and a $0.1 million increase in overnight funds income, partially offset by a $0.6 million decrease in loan income.

One additional calendar day in the third quarter of 2025
contributed to the improvement.

Compared to the third quarter of 2024, the increase was primarily due to a $3.0 million increase in
investment securities income, a $1.2 million decrease in interest expense,

and a $0.5 million increase in overnight funds income,
partially offset by a $1.4 million decrease in loan income.

New investment purchases at higher yields drove the increase in investment securities income for both prior period comparisons.

Further, the decrease in deposit interest expense from

both prior periods reflected
the gradual decrease in our deposit rates.

The decrease in loan income compared to both prior periods was due to lower loan balances
that was partially offset by favorable rate repricing.
For the first nine months of 2025, tax-equivalent net interest income totaled $128.4 million compared to $118.0

million for the same
period of 2024, with the increase primarily attributable to a $7.3 million increase in investment securities income, a $2.3 million increase in overnight funds income, and a $2.3 million decrease in deposit interest expense.

New investment purchases at higher yields
drove the increase in investment securities income.

Higher average deposit balances contributed to the increase in overnight funds
income.

The decrease in deposit interest expense reflected the aforementioned decrease in our deposit rates.

The decrease in loan
income was due to lower loan balances that was partially offset by favorable rate repricing.
Our net interest margin for the third quarter of 2025 was 4.34%, an increase of four basis points over the second quarter of 2025 and an increase of 22 basis points over the third quarter of 2024.

For the month of September 2025, our net interest margin was 4.41%.

For
the first nine months of 2025, our net interest margin of

4.28% reflected a 23-basis point increase over the same period of 2024.

The
improvement in net interest margin over all prior periods reflected a higher yield in the investment portfolio,

driven by new purchases
at higher yields,

and lower deposit costs.

For the third quarter of 2025, our cost of funds was 78 basis points, a decrease of four basis
points from the second quarter of 2025 and a 15-basis point decrease from the third quarter of 2024.

Our cost of deposits (including
noninterest bearing accounts) was 80 basis points, 81 basis points, and

92 basis points, respectively, for

the same periods.
Provision for Credit Losses
We recorded

a provision expense for credit losses of $1.9 million for the third quarter of 2025 compared to $0.6 million for the second
quarter of 2025 and $1.2 million for the third quarter of 2024.

For the first nine months of 2025, we recorded a provision expense for credit losses of $3.3 million which was comparable to the same period of 2024.

For the third quarter of 2025, the provision reflected
an expense of $1.5 million for loans HFI and a $0.4

million expense for unfunded loan commitments.

This compares to a $0.7 million
expense for loans HFI, and a benefit of $0.1

million for unfunded loan commitments in the second quarter of 2025,

and a $1.9

million
expense for loans HFI, $0.6 million benefit for unfunded loan commitments,

and a $0.1 million expense for debt securities in the third
quarter of 2024.

For the first nine months of 2025, the provision reflected a $3.4 million expense for loans HFI and a $0.1

million
benefit for unfunded loan commitments compared to a $3.9 million expense for loans HFI, a $0.7

million benefit for unfunded loan
commitments,

and a $0.1 million benefit for debt securities for the first nine months of 2024.

We discuss the various

factors that
impacted our provision expense in further detail below under the heading

Allowance for Credit Losses.

Noninterest Income
Noninterest income for the third quarter of 2025 totaled $22.3 million compared to $20.0 million for the second quarter of 2025 and
$19.5 million for the third quarter of 2024.

The $2.3 million, or 11.6%, increase over the second quarter of 2025 was primarily due to
a $1.2 million increase in other income, a $0.6 million increase in mortgage banking revenues, and a $0.6 million increase in deposit
fees.

The increase in other income was primarily due to a $0.7 million gain from the sale of our insurance subsidiary (Capital City
Strategic Wealth)

in the third quarter of 2025, and to a lesser extent higher miscellaneous income.

The increase in mortgage revenues
was driven by an increase in the gain on sale margin for loan sales.

Fee adjustments made late in the second quarter of 2025
contributed to the increase in deposit fees and miscellaneous income.

Compared to the third quarter of 2024, the $2.8 million, or
14.4%, increase was primarily due to a $1.1 million increase in other income,

a $0.8 million increase in mortgage banking revenues, a
$0.4 million increase in wealth management fees, and a $0.4 million increase in deposit fees.

The increase in other income reflected
the aforementioned gain from the sale of our insurance subsidiary and higher miscellaneous income.

Higher production volume and
gain on sale margin drove the improvement in mortgage banking revenues.

The increase in wealth management fees was primarily
due to higher retail brokerage fees.

The aforementioned fee adjustments drove the improvement in deposit fees.
For the first nine months of 2025, noninterest income totaled $62.3 million compared to $57.2 million for the same period of 2024,
primarily attributable to a $2.2 million increase in wealth management fees, a $1.6 million increase in mortgage banking revenues, and a $1.1 million increase in other income.

The increase in wealth management fees reflected increases in trust fees of $1.1 million

and
retail brokerage fees of $1.0 million attributable to a combination of new business and higher account valuations.

A fee increase
implemented in early 2025 also contributed to the increase in trust fees.

Higher production volume and gain on sale margin drove

the
improvement in mortgage banking revenues.

The increase in other income reflected the aforementioned gain from the sale of our insurance subsidiary and higher miscellaneous income.

Noninterest income represented 33.9% of operating revenues (net interest income plus noninterest income) in the third quarter of 2025 compared to 31.7% in the second quarter of 2025 and 32.7% in the third quarter of 2024.

For the first nine months of 2025,
noninterest income represented 32.7% of operating revenues comparable to the same period of 2024.

The table below reflects the major components of noninterest income.

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2025 2025 2024 2025 2024
Deposit Fees $ 5,877 $ 5,320 $ 5,512 $ 16,258 $ 16,139
Bank Card Fees 3,733 3,774 3,624 11,021 11,010
Wealth Management

Fees
5,173 5,206 4,770 16,142 13,891
Mortgage Banking Revenues 4,794 4,190 3,966 12,804 11,225
Other 2,754 1,524 1,641 6,027 4,951
Total

Noninterest Income
$ 22,331 $ 20,014 $ 19,513 $ 62,252 $ 57,216
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

Deposit fees for the third quarter of 2025

totaled $5.9

million, an increase of $0.6

million, or 10.5%, over the second
quarter of 2025, and an increase of $0.4

million, or 6.6%, over the third quarter of 2024.

For the first nine months of 2025, deposit
fees totaled $16.3 million, a $0.1 million, or 0.7%, increase over the same period of 2024.

Compared to all prior periods the increases
were primarily due to service charge fee adjustments made

late in the second quarter of 2025.

Bank Card Fees
.

Bank card fees for the third quarter of 2025 totaled $3.7 million, comparable to the second quarter of 2025, and $0.1
million, or 3.0%, increase over the third quarter of 2024.

For the first nine months of 2025, bank card fees totaled $11.0 million,
comparable to the same period of 2024.

Wealth

Management Fees
.

Wealth management fees

include trust fees through Capital City Trust (i.e., managed accounts and
trusts/estates), and retail brokerage fees through Capital City Investments (i.e.,

investment, insurance products, and retirement
accounts).

In September 2025, we sold our subsidiary,

Capital City Strategic Wealth,

which provided the sale of life insurance, risk
management and asset protection services.

Wealth management

fees for the third quarter of 2025 totaled $5.2 million, comparable to the second quarter of 2025 and a $0.4 million, or 8.4%, increase over the third quarter of 2024.

For the first nine months of 2025,
wealth management fees totaled $16.1 million, an increase of $2.2 million, or 16.2%, over the same period of 2024, and reflected a
$1.1 million increase in trust fees, a $1.0 million increase in retail brokerage fees, and a $0.1 million increase in insurance commission
revenue.

At September 30, 2025, total assets under management were approximately

$3.244 billion compared to $3.192 billion at
June 30, 2025, and $3.049 billion at December 31, 2024.

Compared to the prior periods, the growth in assets under management was primarily due to new retail brokerage accounts and to a lesser extent new managed trust accounts.

A fee increase in first quarter of
2025 also contributed to the increase in trust fees compared to the prior year periods

.

Mortgage Banking Revenues.
Mortgage banking revenues totaled $4.8 million for the third quarter of

2025, an increase of $0.6
million, or 14.4%, over the second quarter of 2025 and an increase of

$0.8 million, or 20.9%, over the third quarter of 2024.

For the
first nine months of 2025, mortgage banking revenues totaled $12.8 million compared to $11.2 million for the same period

of 2024.

The increase compared to the second quarter of 2025 was attributable to a higher gain on sale margin for loan sales.

Higher
production volume and gain on sale margin drove the improvement over both prior year periods.

We provide a detailed

overview of
our mortgage banking operation, including a detailed break-down of mortgage banking revenues, mortgage servicing activity,

and
warehouse funding within Note 4 – Mortgage Banking Activities in the Notes to Consolidated

Financial Statements.
Other
.

Other income totaled $2.8 million for the third quarter of 2025, an increase of $1.2 million, or 80.7%, over the second quarter
of 2025, and an increase of $1.1 million, or 67.8%, over the third quarter of 2024.

For the first nine months of 2025, other income
totaled $6.0 million, a $1.1 million, or 21.7%, increase over the same period of 2024.

Compared to all prior periods, the increase was
primarily due to a $0.7 million gain from the sale of our insurance subsidiary (Capital

City Strategic Wealth)

in the third quarter of
2025 and to a lesser extent higher miscellaneous income.

Noninterest Expense
Noninterest expense for the third quarter of 2025 totaled $42.9 million compared to $42.5 million for the second quarter of 2025 and
$42.9 million for the third quarter of 2024.

The $0.4 million, or 0.9%, increase over the second quarter of 2025 reflected a $0.8 million increase in other expense that was partially offset by a $0.4 million decrease in compensation expense.

The increase in other
expense was driven by higher miscellaneous expenses of $0.7 million and professional fees of $0.1 million.

The decrease in
compensation was primarily due to lower performance-based compensation

(cash and stock incentives).

Compared to the third quarter
of 2024, a $0.3 million increase in compensation expense was offset by a $0.2 million decrease in other expense and a $0.1 million decline in occupancy expense.
For the first nine months of 2025, noninterest expense totaled $124.2 million compared to $123.5 million for the same period of 2024 with the $0.6 million, or 0.5%, increase primarily due to a $4.2 million increase in compensation expense that was partially offset by

a
$3.4 million decrease in other expense and a $0.2 million decrease in occupancy expense.

The increase in compensation was due to a
$2.6 million increase in salary expense and a $1.6 million increase in associate benefit expense.

The increase in salary expense was
primarily due to increases in incentive plan expense of $1.3 million, base salaries of $0.6 million (merit based), and commissions of
$0.7 million (retail brokerage and mortgage).

The increase in associate benefit expense was attributable to a higher cost for associate
insurance.

The decrease in other expense was primarily due to a $4.5 million decrease in other real estate expense due to higher gains
from the sale of banking facilities, and a $1.4 million decrease in miscellaneous expense

(non-service component of pension expense),
partially offset by increases in processing expense of $1.4 million (outsource of core processing system), charitable contribution
expense of $0.8 million, and professional fees of $0.3 million.

The table below reflects the major components of noninterest expense.

Three Months Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2025 2025 2024 2025 2024
Salaries $ 21,740

$
22,013

$
21,637

$
65,636

$
62,995
Associate Benefits 4,316 4,477 4,163 13,158 11,618
Total Compensation

26,056 26,490 25,800 78,794 74,613

Premises 3,176 3,272 3,245 9,620 9,461
Equipment 3,861 3,799 3,853 11,281 11,628
Total Occupancy 7,037 7,071 7,098 20,901 21,089

Legal Fees 491 480 407 1,474 1,272
Professional Fees 1,621 1,518 1,869 4,761 4,467
Processing Services 2,475 2,491 2,260 7,434 6,030
Advertising 711 801 654 2,350 2,320
Telephone 762 714 692 2,195 2,119
Insurance – Other 750 757 737 2,239 2,401
Other Real Estate Owned, net

18 21 46 (4,431) 83
Pension - Other (871) (872) (419) (2,616) (1,256)
Miscellaneous 3,866 3,067 3,777 11,054 10,395
Total Other

9,823 8,977 10,023 24,460 27,831
Total

Noninterest Expense

$ 42,916

$
42,538

$
42,921

$
124,155

$
123,533
Significant components of noninterest expense are discussed in more detail below.
Compensation.

Compensation expense totaled $26.1 million for the third quarter of 2025, a $0.4 million,

or 1.6%, decrease from the
second quarter of 2025 and a $0.3 million, or 1.0%, increase over the third quarter of 2024.

The decrease from the second quarter of
2025

reflected a $0.3

million decrease in salary expense and a $0.1

million decrease in associate benefit expense, both due to lower performance-based compensation (cash incentives and stock compensation)

.

Compared to the third quarter of 2024, the increase
reflected a $0.1 million increase in salary expense and a $0.2 million increase in associate benefit expense.

The increase in salary
expense was primarily attributable to a $0.2 million increase in cash incentive

s, a $0.2 million increase in commissions, and a $0.1
million increase in 401K matching expense, that was partially offset by a $0.3 million decrease in base salaries.

The increase in
associate benefit expense was primarily due to an increase in stock compensation expense.

For the first nine months of 2025, compensation expense totaled $78.8 million compared to $74.6 million for the same period of 2024 with the $4.2 million increase attributable to a $2.6 million increase in salary expense and a $1.6 million increase in associate benefit
expense.

The increase in salary expense was primarily due to increases in incentive plan expense of $1.

3

million, commissions of
$0.7 million (retail brokerage and mortgage),

and base salaries of $0.6

million (merit-based).

The increase in associate benefit
expense was primarily due to higher cost for associate insurance.

Occupancy
.

Occupancy expense totaled $7.0 million for the third quarter of 2025, a $0.1 million,

or 0.5%, decrease from the second
quarter of 2025 and a $0.1 million, or 0.9%, decrease from the third quarter of 202

4.

For the first nine months of 2025, occupancy
expense totaled $20.9 million compared to $21.1 million for the same period of 2024.

Lower property expenses related to our
operations center that was sold in 2024 was partially offset by higher banking office lease expense drove the variance for the prior period comparisons.

Other
.

Other expense totaled $9.8 million for the third quarter of 2025 compared to $9.0 million for the second quarter of 2025 and
$10.0 million for the third quarter of 2024.

For the first nine months of 2025, other expense totaled $24.5 million compared to $27.8
million for the same period of 2024.

Compared to the second quarter of 2025, the $0.8 million increase was an increase in
miscellaneous expense which reflected a non-routine expense related to our VISA share swap due to additional funding of VISA’s
litigation reserve, a higher level of other losses, and an increase in expense for our residential mortgage sale indemnification reserve.

The $3.3 million increase for the nine-month comparison was primarily due to a $4.5 million decrease in other real estate expense and
a $1.4

million decrease in pension-other expense, that was partially offset by $1.4 million increase in processing expense, a $0.8
million increase in charitable contribution expense, and a $0.3 million increase in professional fees.

The decrease in other real estate
expense was attributable to a gain from the sale of our operations center building in the first quarter of 2025.

The decrease in other-
pension expense reflected lower expense for the non-service component of pension expense which reflected strong asset returns in the plan.

The outsourcing of our core processing system in mid-2024 drove the increase in processing expense.
Our operating efficiency ratio (expressed as noninterest

expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) improved to 65.09% for the third quarter of 2025 compared to 67.26% for the second quarter of 2025

and
71.81%

for the third quarter of 2024.

For the first nine months of 2025, this ratio was 65.11%

compared to 70.49% for the same
period of 2024.
Income Taxes
We realized income

tax expense of $5.1 million (effective rate of 24.4%) for the third quarter of

2025 compared to $5.0 million
(effective rate of 24.9%) for the second quarter of 2025

and $3.0 million (effective rate of 19.1%) for the third quarter of 2024.

For
the first nine months of 2025, we realized income tax expense of $15.3 million

(effective rate of 24.2%) compared to $9.7 million
(effective rate of 20.1%) for the same period of 2024.

A lower level of tax benefit accrued from a solar tax credit equity fund drove the increase in our effective tax rate compared to the prior year periods.

Absent discrete items or new tax credit investments, we
expect our annual effective tax rate to approximate 24%

for 2025.
FINANCIAL CONDITION
Average earning

assets totaled $3.982 billion for the third quarter of 2025, a decrease of $50.5 million, or 1.3%, from the second
quarter of 2025, and an increase of $59.6 million, or 1.5%, over the fourth quarter of 2024.

The change for both prior periods was
driven by variances in deposit balances (see below – Deposits
).

Compared to the second quarter of 2025, the change in the earning asset mix reflected a $46.4 million decrease in loans HFI and a $14.1 million decrease in investment securities, partially offset by a
$7.4 million increase in overnight funds sold and a $2.6 million increase in loans held for sale.

Compared to the fourth quarter of
2024, the change in the earning asset mix reflected a $78.7 million increase in investment securities and a $57.9 million increase in
overnight funds sold, partially offset by a $71.2 million

decrease in loans HFI and a $5.8 million decrease in loans HFS.

Investment Securities
Average investments

totaled $993.9 million in the third quarter of 2025, a $14.1 million, or 1.4%,

decrease from the second quarter of
2025

and a $78.7 million, or 8.6% increase over the fourth quarter of 2024. Our investment portfolio represented 25.0% of our average
earning assets for the third quarter of 2025 compared to 25.0% for the second quarter of 2025 and 23.3% for the fourth quarter of
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

-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).

At September 30, 2025, $577.3 million, or 58.7%, of the investment portfolio was classified as AFS
and $404.7 million, or 41.1%, was classified as HTM. The average maturity of our total portfolio at September 30, 2025 was 2.70 years compared to 2.66 years at June 30, 2025 and 2.54 years at December

31, 2024.

The duration of our investment portfolio at
September 30, 2025 was 2.15 years compared to 2.14 years at June 30,

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

At September 30, 2025, there were 750 positions (combined AFS and HTM)

with unrealized pre-tax losses totaling $27.8 million.

33
of these positions are U.S. Treasury bonds and carry

the full faith and credit of the U.S. Government.

634 are U.S. government
agency securities issued by U.S. government sponsored entities.

We believe the

long history of no credit losses on government
securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.

At September 30, 2025, all
collateralized mortgage obligation securities, mortgage

-backed securities, Small Business Administration securities, U.S. Agency,

and
U.S. Treasury bonds held were rated AA+ or higher.

The remaining 83 positions (municipal securities and corporate bonds) have

a
credit component.

At September 30, 2025, corporate debt securities had an allowance for credit losses of $43,000 and municipal
securities had an allowance of less than $1,000. None of the securities held by the Company were past due or in nonaccrual status at
September 30, 2025.
Loans HFI
Average loans

HFI decreased by $46.4 million, or 1.8%, from the second quarter of 2025 and decreased by $71.2 million, or 2.7%,
from the fourth quarter of 2024.

Compared to the second quarter of 2025, the decline reflected decreases in construction loans of
$22.4 million, consumer loans (primarily indirect auto) of $10.4 million, commercial real estate loans of $8.7 million, residential real estate loans of $2.9 million, and commercial loans of $2.7 million, partially offset by a $2.0 million increase in home equity loans.

Compared to the fourth quarter of 2024, the decline was primarily attributable to decreases in construction loans of $55.6 million,
consumer loans (primarily auto indirect loans) of $14.4 million, commercial loans of $11.9 million and commercial real estate loans

of
$6.8 million, partially offset by increases in home equity

loans of $12.8 million and residential real estate loans of $7.0 million.
Loans HFI at September 30, 2025, decreased by $49.5 million, or 1.9%,

from June 30, 2025, and decreased by $69.5 million, or 2.6%, from December 31, 2024.

Compared to June 30, 2025, the decline was primarily due to decreases in construction loans of $17.4
million, commercial real estate loans of $17.2 million, consumer loans (primarily indirect auto) of $11.6 million, and residential real
estate loans of $9.0 million, partially offset by a $5.9 million increase in home equity loans.

Compared to December 31, 2024, the
decrease was primarily attributable to decreases in construction loans of $63.2 million, consumer loans (primarily indirect auto) of
$13.6 million, and commercial loans of $10.2 million, partially offset by increases in home equity loans of $14.0 million, residential real estate loans of $8.8 million, and commercial real estate loans of $6.2 million.
Without compromising our credit standards

,

changing our underwriting standards, or taking on inordinate interest rate risk,

we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Nonperforming assets (nonaccrual loans and other real estate) totaled $10.0 million at September 30, 2025, compared to $6.6 million
at June 30, 2025, and $6.7 million at December 31, 2024.

At September 30, 2025, nonperforming assets as a percentage of total assets
was 0.23%, compared to 0.15% at June 30, 2025 and 0.15% at December 31, 2024.

Nonaccrual loans totaled $8.2 million at
September 30, 2025, a $1.7 million increase over June 30, 2025 and a $1.9 million increase over

December 31, 2024 with the increase
over both periods primarily attributable to two home equity loans totaling

$1.8 million.

Classified loans totaled $26.5 million at
September 30, 2025, a $2.1 million decrease from June 30, 2025, and a $6.6 million increase over December 31, 2024.

The increase
over December 31, 2024 was primarily due to the downgrade of four residential real estate loans totaling $4.2 million and two
commercial real estate loans totaling $4.3 million.
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
conditions and forecasts.

At September 30, 2025, the allowance for credit losses for loans HFI totaled

$30.2 million compared to $29.9 million at June 30, 2025
and $29.3 million at December 31, 2024. Activity within the allowance is provided in Note 3 – Loans Held for Investment and
Allowance for Credit Losses in the Notes to Consolidated Financial Statements.

The increase in the allowance over June 30, 2025 and
December 31, 2024 was primarily attributable to qualitative factor adjustments that were partially offset by lower loan balances.

At
September 30, 2025, the allowance represented 1.17% of loans HFI compared to 1.13% at June 30, 2025, and 1.10% at December 31,
2024.
At September 30, 2025, the allowance for credit losses for unfunded commitments totaled $2.1 million compared to $1.7 million and
$2.2 million at June 30, 2025 and December 31, 2024, respectively.

The change in the allowance for unfunded commitments from
both prior periods reflected variances in the level of unfunded loan commitments.

The allowance for unfunded commitments is
recorded in other liabilities.
Deposits
Average total

deposits were $3.612 billion for the third quarter of 2025, a decrease of $68.4 million,

or 1.86%, from the second quarter
of 2025 and an increase of $11.9 million, or 0.33%,

over the fourth quarter of 2024.

Compared to the second quarter of 2025, the
decrease was attributable to lower public funds balances (primarily NOW accounts)

due to the seasonal reduction in those balances,
partially offset by higher core deposit balances (primarily

noninterest bearing checking, money market accounts, and certificates of deposit).

The increase over the fourth quarter of 2024 reflected strong growth in core deposit balances,

partially offset by the seasonal
decline in public fund balances.
At September 30, 2025, total deposits were $3.615 billion, a decrease of $89.9 million, or 2.4%, from June 30, 2025, and a decrease of
$57.1 million, or 1.6%, from December 31, 2024.

The decrease compared to both prior periods was due to a decline in public fund deposits, partially offset by growth in our core deposits.

Public funds totaled $497.9 million at September 30, 2025, $596.6 million at
June 30, 2025, and $660.9 million at December 31, 2024.

Business deposit transaction accounts classified as repurchase agreements averaged $22.0 million for the third quarter of 2025, a
decrease of $0.6 million from the second quarter of 2025 and a decrease of $6.1 million from the fourth quarter of 2024. At September
30, 2025, repurchase agreement balances were $25.6 million compared to $21.8 million at June 30, 2025 and $26.2 million at
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

IN NET INTEREST INCOME

Percentage Change (12-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-15.0% -12.5% -10.0% -7.5% -7.5% -10.0% -12.5% -15.0%
September 30, 2025 18.9% 14.2% 9.5% 4.9% -5.3% -11.3% -17.9% -23.8%
June 30, 2025 19.2% 14.4% 9.6% 5.0% -5.3% -11.1% -17.5% -23.3%
Percentage Change (24-month shock) +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-17.5% -15.0% -12.5% -10.0% -10.0% -12.5% -15.0% -17.5%
September 30, 2025 37.7% 29.5% 21.1% 13.1% -5.1% -15.9% -28.1% -39.1%
June 30, 2025 39.3% 31.0% 22.5% 14.4% -3.8% -14.4% -26.2% -37.0%
The Net Interest Income (“NII”) at Risk position of an instantaneous,

parallel rate shock indicates that in the short-term (over the next
12 months), all rising rate environments will positively impact the net interest margin of the Company,

while declining rate
environments

will have a negative impact on the net interest margin.

Compared to the second quarter of 2025, these metrics became slightly less favorable primarily due to a change in asset mix favoring variable rate overnight funds, making us more asset sensitive with slightly more exposure to falling rates.

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

OF EQUITY

Changes in Interest Rates +400 bp +300 bp +200 bp +100 bp -100 bp -200 bp -300 bp -400 bp
Policy Limit

-30.0% -25.0% -20.0% -15.0% -15.0% -20.0% -25.0% -30.0%
September 30, 2025

34.2% 27.6% 19.6% 10.5% -12.0% -24.7% -36.2% -40.7%
June 30, 2025 29.4% 23.9% 17.1% 9.2% -11.5% -23.9% -34.8% -40.8%
EVE Ratio (policy minimum 5.0%) 32.1% 30.0% 27.7% 25.2% 19.4% 16.3% 13.6% 12.5%
At September 30, 2025, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments.

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

At September 30, 2025, we had the ability to generate approximately $1.625 billion

(excludes overnight funds position of $398
million) in additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings, the Federal Reserve Discount Window,

and brokered deposits. We

recognize the importance of maintaining liquidity and
have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the
level of severity.

We periodically test our

credit facilities for access to the funds, but also understand that as the severity of the
liquidity level increases that certain credit facilities may no longer be available.

We conduct a liquidity

stress test on a quarterly basis
based on events that could potentially occur at the Bank and report results to our ALCO, MROC,

EROC, and Board of Directors.

We
believe the liquidity available to us at September 30, 2025 was sufficient to meet our on-going needs and execute our business
strategy.

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
The Bank maintained an average net overnight funds (i.e., deposits with banks plus FED funds sold less FED funds purchased) sold
position of $356.2 million in the third quarter of 2025 compared to

$348.8 million in the second quarter of 2025 and $298.3 million in the fourth quarter of 2024.

Compared to the second quarter of 2025, the slight increase reflected lower average loan and investment
security balances,

partially offset by lower average deposit balances.

The increase over the fourth quarter of 2024 was primarily due to lower average loan balances.

We expect our

capital expenditures will be approximately $10.0 million over the next 12 months,

which will primarily consist of
construction of a new office, office remodeling,

office equipment/furniture, and technology purchases.

Management expects that
these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings
Average short

-term borrowings totaled $34.7 million for the third quarter of 2025 compared to $33.1 million for the second quarter of
2025 and $34.5 million for the fourth quarter of 2024.

The variances compared to both prior periods were primarily due to mortgage warehouse borrowing activity.

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

Statements.
Capital
Our capital ratios are presented in the Selected Quarterly Financial

Data table on page 35.

At September 30, 2025, our regulatory
capital ratios exceeded the threshold to be designated as “well-capitalized”

under the Basel III capital standards.
Shareowners’ equity was $540.6 million at September 30, 2025,

compared to $526.4 million at June 30, 2025, and $495.3 million at
December 31, 2024.

For the first nine months of 2025, shareowners’ equity was positively impacted by net income attributable to
shareowners of $47.9 million, a net $7.7 million decrease in the accumulated other comprehensive loss, the issuance of common stock
of $2.9 million, and stock compensation accretion of $1.4 million.

The net favorable change in accumulated other comprehensive loss reflected a $8.8 million decrease in the investment securities loss that was partially offset by a $1.1 million decrease in the fair value
of the interest rate swap related to subordinated debt.

Shareowners’ equity was reduced by common stock dividends of $12.6 million
($0.74 per share) and net adjustments totaling $2.0 million related to transactions under our stock compensation plans.

At September 30, 2025, our total risk-based capital ratio was 20.59%

compared to 19.60% at June 30, 2025, and 18.64% at December
31, 2024.

Our common equity tier 1 capital ratio was 17.73%, 16.81%, and 15.54%, respectively,

on these dates.

Our leverage ratio
was 11.64%, 11.14%,

and 11.05%, respectively,

on these dates.

At September 30, 2025, all our regulatory capital ratios exceeded the
thresholds to be designated as “well-capitalized” under the Basel III capital standards.

Further, our tangible common equity ratio
(non-GAAP financial measure) was 10.66% at September 30, 2025, compared to 10.09%

and 9.51% at June 30, 2025, and December
31, 2024, respectively.

Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with Accounting Standards Codification

Topic 715. At September 30, 2025,

the net pension asset reflected in other
comprehensive income was $9.7 million comparable to

June 30, 2025 and December 31, 2024.

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

At September 30, 2025, we had $705.3 million in commitments to extend credit and $7.1 million in standby letters of credit.

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

We have recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Bank, which is included in other liabilities on the Consolidated Statements of Financial Condition
and totaled $2.1 million at September 30, 2025.
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
Three Months Ended September 30, Nine Months Ended September 30,

2025 2024 2025 2024

Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$

25,276
$

425 6.68%
$

24,570
$

720 7.49%
$

24,226
$

1,390 7.67%
$

26,050
$

1,800 6.22%
Loans Held for Investment
(1)(2)
2,606,213 39,894 6.07 2,693,533 40,985 6.09 2,641,346 120,359 6.09 2,716,220 121,864 6.02
Taxable Securities 992,260 7,175 2.88 907,610 4,148 1.82 993,460 19,644 2.64 926,241 12,385 1.78
Tax-Exempt Securities
(2)
1,620 18 4.44 846 10 4.33 1,313 43 4.43 848 28 4.34
Federal Funds Sold and Interest Bearing
Deposits
356,161 3,964 4.42 256,855 3,514 5.44 342,094 11,369 4.44 220,056 9,031 5.48
Total Earning Assets 3,981,530 51,476 5.12% 3,883,414 49,377 5.06% 4,002,439 152,805 5.10% 3,889,415 145,108 4.98%
Cash & Due From Banks 65,085 70,994 68,074 73,843
Allowance For Credit Losses (30,342) (29,905) (30,282) (29,833)
Other Assets 301,678 291,359 300,788 292,762
TOTAL ASSETS
$

4,317,951
$

4,215,862
$

4,341,019
$

4,226,187

Liabilities:
Noninterest Bearing Deposits 1,314,560 1,332,305 1,324,753 1,340,981
NOW Accounts
$

1,198,124
$

3,782 1.25%
$

1,145,544
$

4,087 1.42%
$

1,224,402
$

11,386 1.24%
$

1,184,596
$

13,009 1.47%
Money Market Accounts 416,656 2,090 1.99 418,625 2,694 2.56 422,817 6,617 2.09 393,294 7,431 2.52
Savings Accounts 503,189 159 0.13 512,098 180 0.14 506,255 509 0.13 523,573 544 0.14
Other Time Deposits 179,802 1,234 2.72 163,462 1,262 3.07 174,418 3,541 2.71 153,991 3,412 2.96
Total Interest Bearing Deposits 2,297,771 7,265 1.25 2,239,729 8,223 1.46 2,327,892 22,053 1.27 2,255,454 24,396 1.44
Total Deposits 3,612,331 7,265 0.80 3,572,034 8,223 0.92 3,652,645 22,053 0.81 3,596,435 24,396 0.91
Repurchase Agreements 21,966 158 2.86 27,126 221 3.24 24,752 478 2.58 26,619 639 3.21
Other Short-Term Borrowings 12,753 58 1.82 2,673 52 7.63 10,251 354 4.62 4,334 159 4.88
Subordinated Notes Payable 42,582 383 3.52 52,887 610 4.52 49,113 1,473 3.95 52,887 1,868 4.64
Other Long-Term Borrowings 681 10 5.55 795 11 5.55 755 26 4.50 447 17 5.16
Total Interest Bearing Liabilities 2,375,753 7,874 1.32% 2,323,210 9,117 1.56% 2,412,763 24,384 1.35% 2,339,741 27,079 1.55%
Other Liabilities 85,422 73,767 75,664 71,574
TOTAL LIABILITIES 3,775,735 3,729,282 3,813,180 3,752,296
Temporary Equity - 6,443 - 6,694

TOTAL SHAREOWNERS’ EQUITY 542,216 480,137 527,839 467,197
TOTAL LIABILITIES, TEMPORARY

AND SHAREOWNERS’ EQUITY
$

4,317,951
$

4,215,862
$

4,341,019
$

4,226,187

Interest Rate Spread 3.81% 3.49% 3.75% 3.43%
Net Interest Income
$

43,602
$

40,260
$

128,421
$

118,029
Net Interest Margin (3) 4.34% 4.12% 4.28% 4.05%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.

Interest income includes loan costs of $0.4 million and

$1.1 million for the three and nine months ended September

30, 2025,

and loan cost of $0.2 and $0.5 million for the three and nine month periods ended September 30, 2024.
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
Item 4.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At September 30, 2025, the end of the period covered by this Form 10-Q, our management,

including our Chief Executive Officer and
Chief Financial Officer, evaluated

the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
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

Act of 1934). During the quarter ended September 30, 2025,
there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.

Unregistered Sales of Equity Securities and Use of

Proceeds
None.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosure
Not Applicable.

Item 5.

Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none

of our directors or officers (as defined in Rule 16a-1(f) under the

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
Form 8-K (filed 5/3/21) (No. 000-13358).
3.2
Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.1 of the Registrant’s
Form 8-K (filed
12/20/2024) (No. 000-13358).
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
CAPITAL CITY

BANK GROUP,

INC.

(Registrant)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Mr. Larkin is the Principal Financial

Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: October 31, 2025