Form 10-K
period 2025-12-31
CAPITAL CITY BANK GROUP INC
filed 2026-02-27
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,

DC

20549
___________________________________
FORM
10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year

ended
December 31
, 2025
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

30, 2025, the last business day
of the registrant’s most recently completed second fiscal quarter, was approximately $
539,591,085

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
Class Outstanding at February 24, 2026
Common Stock, $0.01 par value per share
17,152,261
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners held on April 21, 2026, are incorporated by reference in Part III.

CAPITAL CITY BANK

GROUP,

INC.
ANNUAL REPORT FOR 2025

ON FORM 10-K
TABLE OF CONTENTS
PART

I

PAGE

Item 1.

Business
5
Item 1A.

Risk Factors
23
Item 1B.

Unresolved Staff Comments
39
Item 1C.
Cybersecurity
39
Item 2.

Properties
40
Item 3.

Legal Proceedings
40
Item 4.

Mine Safety Disclosure
40

PART

II

Item 5.

Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of
Equity Securities
41
Item 6.

Selected Financial Data
43
Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations
45
Item 7A.

Quantitative and Qualitative Disclosure About Market Risk
69
Item 8.

Financial Statements and Supplementary Data
70
Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
130
Item 9A.

Controls and Procedures
130
Item 9B.

Other Information
132

PART

III

Item 10.

Directors, Executive Officers, and Corporate Governance
133
Item 11.

Executive Compensation
133
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
133
Item 13.

Certain Relationships and Related Transactions, and Director Independence
133
Item 14.

Principal Accountant Fees and Services
133

PART

IV

Item 15.

Exhibits and Financial Statement Schedules
134
Item 16.

Form 10-K Summary
135
Signatures
136

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

Forward-looking statements are based on
current assumptions and expectations that are subject to change and may prove to be inaccurate.

Our actual future results may
differ materially from those set forth in our forward-looking statements.
In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results
to differ materially from those in the forward-looking

statements, include, without limitation:
●
Changes in trade, monetary,

and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate and changes in international trade policies, tariffs and treaties affecting imports and exports, and their related
impacts on macroeconomic conditions, customer behavior,

funding costs and loan and securities portfolios;
● Inflation, interest rate, market and monetary fluctuations;
●
Local, regional, national, and international economic conditions (including the value of the U.S. Dollar in relation to
the currencies of other advanced and emerging market countries and the performance of both domestic and
international equity and debt markets and valuation of securities traded on recognized domestic and international
exchanges), and the impact they may have on us and our clients and our assessment of that impact;
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
●
Changes in the creditworthiness, financial performance and/or condition of our borrowers;
●
Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs;
●
Changes in estimates of future credit loss reserve requirements based upon the periodic review thereof under relevant
regulatory and accounting requirements;
● Changes in our liquidity position;
●
Changes in our capital levels, capital requirements or our ability to maintain adequate regulatory capital ratios;
●
The timely development and acceptance of new products and services as well as risks (including reputational and
litigation) attendant thereto, and perceived overall value of these products and services by users;
● Changes in consumer spending, borrowing, and saving habits;
●
Changes in deposit levels, deposit mix, pricing, or the availability and cost of other funding sources;
●
Greater than expected costs or difficulties related to the

integration of new products and lines of business;
● Technological changes;
● Risks associated with the development and use of artificial intelligence;
●
The cost and effects of cyber incidents or other failures, interruptions,

or security breaches of our systems or those of
our customers or third-party providers;
●
Fraud or misconduct by internal or external parties which we may not be able to prevent, detect or mitigate;
● Dispositions, acquisitions and integration of acquired businesses;
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
●
Negative publicity and the impact on our reputation; including the speed and scale at which information can spread
through social media or digital channels, which could amplify adverse market or customer reactions; and
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

We do not undertake

to update or revise any forward-looking statement,
except as required by applicable law.

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

“we,” “us,” or “our” mean CCBG and all subsidiaries included in our consolidated financial
statements.
CCBG is one of the largest publicly traded financial

holding companies headquartered in Florida and has approximately $4.

4
billion in assets. We
provide a full range of banking services, including traditional deposit and credit services, mortgage banking,
asset management, trust, merchant services, bankcards, securities brokerage services and financial advisory services, including the
sale of life insurance, risk management and asset protection services. The

Bank has 62 banking offices and 108 ATMs/ITMs

in
Florida, Georgia, and Alabama.

Through Capital City Home Loans, LLC (“CCHL”), we have 28 additional offices in the
Southeast for our mortgage banking business.

The majority of the revenue, approximately 81%, is derived from our

Florida
market areas while approximately 17% and 2% of the revenue is derived from our Georgia and other market areas, respectively.

Below is a summary of our financial condition and results of operations for the past three fiscal years, which we believe is a
sufficient period for understanding our general business development.

Our financial condition and results of operations are more
fully discussed in our Management’s

Discussion and Analysis on page 45 and our consolidated financial statements on page 70.
Dollars in millions
Year

Ended
December 31,

Assets Deposits
Shareowners’
Equity Revenue
(1)
Net Income
2025
$4,385.8

$3,662.3

$552.9

$286.7

$61.6

2024
$4,324.9

$3,672.0

$495.3

$270.6

$52.9

2023
$4,304.5

$3,701.8

$440.6

$252.7

$52.3

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

2025.

CCBG previously maintained an insurance
subsidiary, Capital City Strategic

Wealth, LLC, which

was sold in August 2025.

CCB has three primary subsidiaries, Capital
City Trust Company and Capital City Banc Investments,

Inc. (or “Capital City Investments”) which are wholly owned, and
CCHL which became wholly owned effective January 1, 2025.

Operating Segment
We have one

reportable segment with two principal services: Banking Services and Wealth

Management Services.

Banking
Services are operated at CCB, and Wealth

Management Services are operated under two divisions (Capital City Trust

Company
and Capital City Investments).

Revenues from these principal services for the year ended 2025 totaled approximately 92.8% and
7.2% of our total revenue, respectively.

In 2024 and 2023, Banking Services (CCB) revenue was approximately 92.6% and
93.5% of our total revenue for each respective year.

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
Capital City Home Loans, LLC
Capital City Home Loans,

LLC, or CCHL, originates, sells and services residential mortgage loans through its retail origination
channel. CCHL provides an array of the aforementioned loan products to meet the needs of our consumers within the areas that
we operate. CCHL is an approved Title II, non

-supervised direct endorsement mortgagee with the United States Department of
Housing and Urban Development (HUD). In addition, CCHL is an approved issuer with the Government Federal National
Mortgage Association (GNMA), as well as an approved seller and servicer with the Federal National Mortgage Association
(FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).
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

The market value of trust assets under discretionary management exceeded $1.326 billion at December 31, 2025, with total assets under administration exceeding $1.375 billion.
Capital City Investments
We offer

our customers retail investment products through LPL Financial. LPL offers a full line of retail securities products,
including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life
insurance and long-term health care. Non-deposit investment and insurance products are: (i) not FDIC insured; (ii) not deposits, obligations, or guarantees by any bank; and (iii) subject to investment risk,

including the possible loss of principal amount
invested. The market value of total asset under administration exceeded

$1.541 billion at December 31, 2025.

Capital City Strategic Wealth,

LLC.
Capital City Strategic Wealth,

LLC provides

a multi-disciplinary strategic planning approach that requires examining all facets of our clients’ financial lives through our business, estate, financial, insurance and business planning, tax planning, and asset
protection advisory services.

Insurance sales within this division include life, health, disability,

long-term care, and annuity
solutions. This subsidiary was sold in August 2025. Revenues were not material to the Company’s ongoing

operations or future
financial results.

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
Residential Real Estate Loans
We originate

1-4 family, owner-occupied

residential real estate loans for sale in the secondary market.

Historically, a vast
majority of residential loan originations are fixed-rate loans which are sold in the secondary market on a non-recourse basis.

We
will frequently sell loans and retain the servicing rights.

Note 4 – Mortgage Banking Activities in the Notes to Our Consolidated
Financial Statements provides additional information on our servicing portfolio.

We also maintain

a portfolio of residential loans held for investment and will periodically originate new 1-4 family secured
adjustable-rate loans for that portfolio. Residential loans held for investment are generally underwritten in accordance with
secondary market guidelines in effect at the time of origination,

including loan-to-value, or LTV,

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

As of December 31, 2025, approximately 47% of
our residential home equity loan portfolio consisted of first mortgages.

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

Business.
Competition
We face significant

competition in our market areas. We

compete against a wide range of banking and nonbanking institutions including banks, savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage
banking companies, investment banking companies, insurance agencies and companies, securities firms, brokerage firms,
financial technology firms, personal and commercial finance companies

,

peer-to-peer lending businesses and other types of
financial institutions. In addition to traditional competitors, we also face increasing competition from a rapidly expanding group
of nontraditional financial service providers. These include established and emerging wealth technology companies
(“wealthtechs”), financial technology companies (“fintechs”), technology

-enabled lenders, digital-only banks, crowdfunding
platforms, and mobile-based payment applications. These firms often leverage advanced technologies, agile product development
cycles, and streamlined digital interfaces that allow them to deliver certain financial products and services—such as unsecured
consumer loans, small business working-capital loans, digital wallets, and peer-to-peer payments—more quickly or conveniently
than traditional banking institutions. Some fintech competitors operate with lower overhead and, in some cases, are subject to
fewer regulatory requirements than banks and bank holding companies.

This can allow them to offer competitive pricing, faster
decision making or funding, and simplified user experiences. Some of our competitors are larger financial institutions with greater resources and, as such, may have higher lending limits and may offer other services that are not provided by us. Industry
consolidation also intensifies competition in our markets. Mergers among financial institutions have created larger,
better-capitalized, and more geographically diverse

competitors with expanded digital capabilities and broader product sets. These institutions may be better positioned to make significant investments in technology,

marketing, and infrastructure, which can
enhance their ability to compete for both clients and talent.

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

Our Leon County deposits totaled
$1.195 billion, or 32.6% of our consolidated deposits at December

31, 2025.

The table below depicts our market share percentage within each county,

based on commercial bank deposits within the county.
Market Share as of June 30,
(1)
County 2025 2024 2023
Florida

Alachua
4.8% 4.9% 5.1%

Bay
0.4% 0.2% 0.3%

Bradford
37.0% 34.3% 37.1%

Citrus
3.7% 4.3% 4.4%

Clay
2.8% 2.2% 2.4%

Dixie
22.6% 21.5% 17.5%

Gadsden
82.3% 81.8% 81.9%

Gilchrist
41.1% 41.6% 42.2%

Gulf
11.2% 11.2% 12.4%

Hernando
5.2% 5.2% 4.9%

Jefferson
27.2% 24.6% 28.3%

Leon
16.8% 15.5% 16.9%

Levy
24.3% 26.4% 26.4%

Madison
13.3% 13.5% 13.5%

Putnam
22.7% 28.3% 34.4%

St. Johns
0.7% 0.7% 0.8%

Suwannee
6.0% 6.4% 6.6%

Taylor
69.4% 73.7% 75.0%

Wakulla
14.7% 8.4% 8.4%

Walton
0.7% 0.6% 0.3%

Washington
7.0% 7.8% 9.2%
Georgia

Bibb
3.2% 3.1% 2.9%

Cobb
0.1% 0.1% 0.1%

Gwinnett
(2) 0.1% 0.0% 0.0%

Grady
15.0% 14.0% 13.8%

Laurens
6.3% 6.0% 6.7%

Troup
5.2% 5.4% 5.6%
Alabama

Chambers
8.2% 9.0% 8.6%
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

We reinforce these

cultural priorities through
ongoing communication, leadership engagement across our markets,

and programs designed to strengthen associate connection,
belonging, and service to our clients and communities.
At December 31, 2025, we had approximately 902 full-time associates and approximately

25 part-time associates. At December
31, 2025, approximately 68% of our workforce was female, 32% was male, and approximately 22% was ethnic minorities. None
of our associates are represented by a labor union or covered by a collective bargaining agreement.

All of our associates are hired
on the basis of their individual skills, qualifications, merit,

and in accordance with applicable law.
Our commitment to people and being an employer with integrity and heart has earned us numerous accolades including: one of
the “Best Companies to Work

for in Florida” by Florida Trend for 14 consecutive

years, a “Best Bank to Work

For” by American
Banker for 13 consecutive years and being named World’s

Best Banks, America’s Best Banks (ranked

#13) and America’s Best-
in-State Banks (Ranked #5 in Florida and Ranked #4 in Georgia)

by Forbes in 2025, a selection made from direct consumer
feedback and online reviews.
The average tenure of our associates is approximately 9.8 years, and the average tenure of our management team is 24.3 years.
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

We periodically

evaluate our benefits and total rewards offerings to ensure

they remain competitive
within our industry and responsive to the evolving needs of our workforce.

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

These tools also
support flexible work arrangements, increased collaboration, and the ability to maintain continuity while meeting the needs of
associates and clients.

Talent

Acquisition, Development, Retention and Culture
. Our culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve.

We believe in attracting,

retaining and
promoting quality talent. Our success depends on our ability to attract,

retain and develop employees, and our talent acquisition
teams partner with hiring managers in sourcing and presenting a slate of qualified candidates to strengthen our organization.
Professional development is a key priority,

which is facilitated through our many corporate development initiatives including extensive training programs, corporate mentoring, leadership programs,

educational reimbursement and professional speaker
series. Our talent acquisition, development and retention focuses on rewarding merit and achievement while nurturing and
progressing skilled talent across various business segments.

Integral to our culture and values is a commitment to an equal-opportunity and inclusive work environment whereby respect,
acceptance and belonging are practiced and experienced by all.
Our associates are our most valuable assets, and our differences make us stronger, produce more creative solutions,

offer better
client service and are vital to attracting and retaining talent. The individual perspectives, life experiences, capabilities and talents,
which our associates invest in their work, represent a significant part of our culture, reputation and collective achievements.

Health and Safety
. Our business success is fundamentally connected to our associates’ well-being.

We make available to our
associates a voluntary wellness program,

StarFit, that provides associates with resources and good-health opportunities through exercise, diet and preventive care.

We continue

to evaluate and enhance our well-being programs to support physical, emotional, and financial wellness across our workforce.
In response to emerging workplace practices, we made changes to our flex–work program to assist our associates in maintaining a
work/life balance consistent with their professional and personal goals.

We remain committed to

providing tools, support and
flexibility that enable associates to perform their roles effectively while managing personal commitments.

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
We recorded

7,914 community service hours in 2025, and 9,542, and 10,526 hours in 202

4

and 2023, respectively.

Additionally,
the CCBG Foundation donated approximately $0.3 million in 2025,

2024 and 2023 to various non-profit organizations in the
communities we serve.

Since 2015, we have annually supported the United Way

of the Big Bend in analyzing financial information for its annual grant review process. Many of these grants are provided to low-moderate income communities in the Big Bend area.
Access, affordability,

and financial inclusion.
Our community commitment to further financial literacy in the markets we service remains an ongoing focus. In 2025, the CCBG Foundation made grants totaling

$173,000 to Community Reinvestment Act of
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
entirety by reference

to such statutes and regulations.

Capital City Bank Group, Inc.
We are extensively

regulated under federal and state law.

The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations.

This discussion is qualified in its entirety by
reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description
of the statutes or regulations applicable to the Company’s

and the Bank’s business. In addition, proposals

to change the laws and
regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of
any changes in these laws and regulations, and the impact such changes may have on us and the Bank, are difficult to predict.
Regulatory agencies may issue enforcement actions, policy statements, interpretive letters, and similar written guidance
applicable to us or to the Bank. Changes in applicable laws, regulations, or regulatory guidance, or their interpretation by
regulatory agencies or courts may have a material adverse effect on our and the Bank’s business, operations,

and earnings.

We and the Bank

must undergo regular examinations by the Board of Governors of the Federal

Reserve System (the “Federal
Reserve”), which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator
conducting an examination has complete access to the books and records of the examined institution. The results of the
examination are confidential. Supervision and regulation of banks,

their holding companies, and affiliates is intended primarily for the protection of depositors and clients, the Deposit Insurance Fund

(“DIF”) of the Federal Deposit Insurance Corporation
(“FDIC”), and the U.S. banking and financial system rather than holders of our securities.

We are registered

as a bank holding company with the Federal Reserve under the Bank Holding Company

Act (“BHC Act”) and
have elected to be treated as a financial holding company.

As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements.

Federal law subjects bank holding companies,
such as the Company, to

restrictions on the types of activities in which they may engage, and to a range of supervisory requirements produce more creative solutions, offer better

client service and are vital to attracting and retaining talent. In addition, the Florida Office of Financial Regulation (“Florida OFR”) regulates bank holding companies that own Florida-chartered banks,
such as us, under the bank holding company laws of the State of Florida. Various federal and state bodies regulate and supervise
our non-bank activities including our brokerage, investment advisory,

and insurance agency activities. These include, but are not
limited to, the Securities and Exchange Commission (“SEC”), the Financial

Industry Regulatory Authority,

federal and state
banking regulators, and various state regulators of insurance and brokerage activities.
Violations of laws and regulations,

or other unsafe and unsound practices, may result in regulatory agencies imposing fines or
penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce
these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company.

Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and
state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the
Federal Reserve, and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions
on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our regulators

can require us or our
subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding,
written agreements, and consent or cease and desist orders pursuant to which we would be required to take identified corrective
actions to address cited concerns and to refrain from taking certain actions.
If we become subject to and are unable to comply with the terms of any regulatory actions or directives, supervisory agreements
or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including prompt
corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common
stock and preferred stock. If our regulators were to take such supervisory actions,

then we could, among other things, become
subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and
we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both.
The terms of any such action could have a material negative effect on our business, reputation, operating flexibility,

financial
condition, and the value of our capital stock.

Permitted Activities
As a financial holding company,

we are permitted to engage directly or indirectly in a broader range of activities than those
permitted for a bank holding company that has not elected to be a financial holding company. Bank holding companies

are
generally restricted to engaging in the business of banking, managing,

or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are
considered to be financial in nature, as well as those incidental or,

if determined by the Federal Reserve, complementary to
financial activities. If the Bank ceases to be “well capitalized” or “well managed”

under applicable regulatory standards, or if the
Bank receives a rating of less than satisfactory under the CRA, the Federal

Reserve may, among other

things, place limitations on
our ability to conduct these broader financial activities or,

if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking
activity or terminate its ownership or control of any nonbank subsidiary when it has reasonable cause to believe that continuation
of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of

any bank
subsidiary of that bank holding company.

As further described below, each of

the Company and the Bank is well-capitalized
under applicable regulatory standards as of December 31, 2025,

and the Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
Source of Strength Obligations
A bank holding company,

such as us, is required to act as a source of financial and managerial strength to its subsidiary bank.

The
term “source of financial strength” means the ability of a company,

such as us, that directly or indirectly owns or controls an
insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance
with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial
distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Wall
Street Reform and Consumer Protection Act (“Dodd-Frank Act”),

any commitment by us to a federal bank regulatory agency to
maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a
priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured
depository institution. The Bank is an FDIC-insured depository institution and thus subject to these requirements.
Acquisitions
The BHC Act permits acquisitions of banks by bank holding companies,

such that we and any other bank holding company,
whether located in Florida or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age
of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval
of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any
additional bank or bank holding company,

(ii) taking any action that causes an additional bank or bank holding company to
become a subsidiary of the bank holding company,

or (iii) merging or consolidating with any other bank

holding company. The
Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any
combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or
the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country,

or
that in any other manner would be in restraint of trade unless the anticompetitive effects of the proposed transaction are clearly
outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community
to be served. The Federal Reserve is also required to consider: (i) the financial and managerial resources of the companies
involved, including pro forma capital ratios; (ii) the risk to the stability of the United States banking or financial system; (iii) the
convenience and needs of the communities to be served, including performance under the CRA; and (iv) the effectiveness of the
company in combatting money laundering.
Change in Control
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior
approval of banking regulators. Under the Change in Bank Control

Act and the regulations thereunder, a person or group

must
give advance notice to the Federal Reserve before acquiring control of any bank holding company,

such as the Company, or
before acquiring control of any FDIC-insured bank, such as the Bank.

Upon receipt of such notice, the Federal Reserve may
approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or
group acquires the power to vote 10% or more of our outstanding common stock.

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
The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation.

Consequently, shareholders

of the Company may
be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire
control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank,

which prohibit incentive compensation arrangements that
the agencies determine to encourage inappropriate risks by the institution.

The federal banking agencies issued proposed rules in
2011 and previously issued guidance

on sound incentive compensation policies. In 2016, the federal banking agencies and the
SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation
arrangements and would require enhanced oversight and recordkeeping.

As of December 31, 2025, these rules have not been
implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022.
We
and the Bank have undertaken efforts to ensure that our

incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial
rewards, be compatible with effective controls and risk management,

and be supported by strong corporate governance.
Source of Strength Obligations
A bank holding company,

such as us, is required to act as a source of financial and managerial strength to its subsidiary bank.

The
term “source of financial strength” means the ability of a company,

such as us, that directly or indirectly owns or controls an
insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance
with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial
distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act,
any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the
bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any
insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any
assistance provided by the FDIC to, a commonly controlled insured depository institution. The Bank is an FDIC-insured
depository institution and thus subject to these requirements.
Capital Requirements

We
and the Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total
assets and capital to risk-weighted assets. The required capital ratios are minimums,

and the Federal Reserve may determine that a
banking organization based on its size, complexity,

or risk profile must maintain a higher level of capital in order to operate in a safe and sound manner.

Risks such as concentration of credit risks and the risk arising from nontraditional activities,

as well as the
institution’s exposure

to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability
to manage those risks, are important factors that are to be taken into account in assessing an institution’s overall

capital adequacy.
The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
We
and the Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital
ratio, which includes CET1 and additional Tier

1 capital, and a total risk-based capital ratio, which includes Tier

1 and Tier 2
capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus
retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage
servicing assets, and deferred tax assets subject to temporary timing differences.

Additional Tier 1 capital is primarily comprised
of noncumulative perpetual preferred stock. Tier

2 capital consists of instruments disqualified from Tier

1 capital, including
qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets,
subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility”
commercial real estate, past due assets, structured securities, and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard,

is the ratio of Tier 1 capital to quarterly average

total
consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum
leverage ratio for all banks and bank holding companies is 4%.
In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier

1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be

met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction.
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”),

among other things, requires the federal bank
regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital
requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,”

“adequately capitalized,” “undercapitalized,”
“significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend

upon how its
capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA
generally prohibits a depository institution from making any capital distribution

(including payment of a dividend) or paying any
management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes
progressively more restrictive restraints on operations, management,

and capital distributions depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal
Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the
FDIC, are subject to growth limitations, and are required to submit capital restoration plans for regulatory approval. A depository
institution's holding company must guarantee any required capital restoration plan up to an amount equal to the lesser of 5% of
the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the
institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among
other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital.
If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
To be well-capitalized,

the Bank must maintain at least the following capital ratios:
● 6.5% CET1 to risk-weighted assets;
● 8.0% Tier 1 capital to risk-weighted assets;
●
10.0% Total capital to

risk-weighted assets; and
● 5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital
requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s

Regulation
Y,
including determining whether a bank holding company meets the requirements to be a financial holding company,

bank holding
companies, such as the Company,

must maintain a Tier 1 risk-based capital ratio of 6.0%

or greater and a total risk-based capital
ratio of 10.0% or greater to be well-capitalized. Also, the Federal Reserve may require bank holding companies, including the
Company, to maintain

capital ratios substantially in excess of mandated minimum levels depending upon general economic
conditions and a bank holding company’s

particular condition, risk profile, and growth plans.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional
discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial
condition. Failure to meet minimum capital requirements could also result in restrictions on the Company’s

or the Bank’s ability
to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
In 2025, the Company’s and

the Bank’s regulatory capital ratios were above

the applicable well-capitalized standards and met the
capital conservation buffer.

Based on current estimates, we expect the Company and the Bank to exceed all applicable well-
capitalized regulatory capital requirements and the capital conservation buffer in 2026.
Payment of Dividends
We
are a legal entity separate and distinct from the Bank and our other subsidiaries.

Under the laws of the State of Florida, we, as
a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to
restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our
debts when they become due in the usual course of our business or our total assets would be less than the sum of our total
liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash
dividends that we may pay.

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors
to ensure that its dividend level is prudent relative to maintaining a strong financial position and is not based on overly optimistic
earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining

a strong financial position.
As a general matter, the Federal Reserve has indicated

that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer,

or significantly reduce the bank holding company’s

dividends if:
●
its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is
not sufficient to fully fund the dividends;
●
its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective
financial condition; or
●
it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from the Bank and
our non-bank subsidiaries. The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to
the Company. The

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
In addition, we and the Bank are subject to various general regulatory policies and requirements relating to the payment of
dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated
that paying dividends that deplete a bank’s

capital base to an inadequate level would be an unsafe and unsound banking practice.
The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only
out of current operating earnings.
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

consumer laws and regulations
also affect our operations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity
laws, and fair credit reporting. In addition, FDICIA prohibits insured state-chartered institutions from conducting activities as
principal that are not permitted for national banks. A bank, however,

may engage in certain otherwise prohibited activity if it
meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the DIF.
Safety and Soundness Standards / Risk Management
The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline,
operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information
systems and audit systems; (iii) loan documentation; (iv) credit underwriting;

(v) interest rate risk exposure; and (vi) asset quality.
The federal banking agencies have adopted regulations and Interagency

Guidelines Establishing Standards for Safety and
Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify
and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator
determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness
compliance plans.
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
Insurance of Accounts and Other Assessments

The Bank’s deposits are insured

by the FDIC’s DIF up to the limits under

applicable law, which currently

are set at $250,000 per
depositor, per insured bank, for each account

ownership category. The Bank

is subject to FDIC assessments for its deposit
insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average

total consolidated assets
less its average tangible equity and applies one of four risk categories determined by reference to its capital levels, supervisory
ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC,
subject to certain limits.

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the
Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the
statutory minimum of 1.35% within eight years. On October 18, 2022,

the FDIC adopted an amended restoration plan to increase
the likelihood that the reserve ratio would be restored to at least 1.35% by September

30, 2028. The FDIC's amended restoration
plan increased the initial base deposit insurance assessment rate schedules uniformly by 2 bps, beginning with the first quarterly
assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository
institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated
with several bank failures that occurred during the first half of 2023. The assessment base for the special assessment is equal to a
bank's uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 bps for an anticipated total of eight quarterly assessment periods, beginning with the first quarterly
assessment period of 2024. The final rule does not apply to any banking organization with less than $5 billion in total
consolidated assets and therefore the special assessment did not directly impact the Bank.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound
practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation,

rule, order,
or condition imposed by a bank’s federal

regulatory agency. In addition,

the Federal Deposit Insurance Act provides that, in the
event of the liquidation or other resolution of an insured depository institution,

the claims of depositors of the institution,
including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as
a receiver, will have priority over other general

unsecured claims against the institution, including those of the parent bank holding company.
Transactions with Affiliates and

Insiders
The Bank is subject to restrictions on extensions of credit and certain other transactions between the Bank and the Company or
any nonbank affiliate. Generally,

these covered transactions with either the Company or any affiliate are limited to 10% of the
Bank’s capital and surplus, and all such

transactions between the Bank and the Company and all of its nonbank affiliates combined are limited to 20% of the Bank’s

capital and surplus. Loans and other extensions of credit from the Bank to the
Company or any affiliate generally are required

to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and the Company or any affiliate are required to be on an arm’s length

basis. Federal banking laws
also place similar restrictions on certain extensions of credit by insured banks,

such as the Bank, to their directors, executive
officers, and principal shareholders.
Anti-Tying Restrictions
In general, a bank may not extend credit, lease, sell property,

or furnish any services or fix or vary the consideration for them on the condition that (i) the client obtain or provide some additional credit, property,

or services from or to the bank or bank holding
company or their subsidiaries or (ii) the client not obtain some other credit, property,

or services from a competitor, except to the
extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may,

however, offer combined-
balance products and may otherwise offer more favorable

terms if a client obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve Board to grant additional
exceptions by regulation or order.

Also, certain foreign transactions are exempt from the general rule.
Community Reinvestment Act
The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and
sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and
moderate-income neighborhoods. The Federal Reserve’s

assessment of the Bank’s CRA record

is made available to the public.
CRA agreements with private parties must be disclosed and annual

CRA reports must be made to the Federal Reserve. A bank
holding company will not be permitted to become or remain a financial holding company and no new activities authorized under
GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than
a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of
discrimination against applicants on a prohibited basis and illegal or abusive lending practices be considered in the CRA
evaluation. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.
In 2023 the Federal Reserve, OCC, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules
would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January

1,
2026 and revised data reporting requirements taking effect

January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC, and FDIC

issued a joint proposal to rescind the
2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization,
considering the injunction and pending finalization of the recission of the modernization rule.
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

At December 31, 2025, CCB’s ratio

of construction, land development and other land loans to total tier 1 risk-based capital was
49%, its ratio of commercial real estate loans to total tier 1 risk-based capital was 119%

and, therefore, CCB was under the 100%
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

Anti-money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering
and terrorist financing. The USA PATRIOT

Act broadened the application of anti-money laundering

regulations to apply to
additional types of financial institutions such as broker-dealers, investment advisors,

and insurance companies, and strengthened
the ability of the U.S. government to help prevent, detect, and prosecute international money laundering and the financing of
terrorism. The principal provisions of Title

III of the USA PATRIOT

Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required
precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for
their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT

Act’s
requirements could have serious legal and reputational consequences for the institution. The Bank has augmented its systems and
procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures, and
controls to reflect changes required by law.
FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal
entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing
their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary,

our anti-
money laundering compliance programs. Banking regulators will consider compliance with the USA PATRIOT

Act’s money
laundering provisions in acting upon merger and acquisition

proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and civil money penalties against institutions found to be violating these obligations.

Sanctions for violations of the USA PATRIOT

Act can be
imposed in an amount equal to twice the sum involved in the violating transaction up to $1 million. The Anti-Money Laundering
Act (“AMLA”), which amends the BSA, was enacted in early 2021. The AMLA is intended to be a comprehensive reform and
modernization of U.S. bank secrecy and anti-money laundering laws. In particular, it codifies a risk-based approach

to anti-money
laundering compliance for financial institutions, requires the U.S. Department of the Treasury to promulgate priorities for anti-
money laundering and countering the financing of terrorism policy,

requires the development of standards for testing technology and internal processes for BSA compliance, expands enforcement

-

and investigation-related authority (including increasing
available sanctions for certain BSA violations), and expands BSA whistleblower incentives and protections.
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
Economic Sanctions
OFAC is responsible

for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as
defined by various executive orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring, or engaging

in terrorist acts, including the Specially Designated Nationals and
Blocked Persons List. If we find a name on any transaction, account, or wire transfer that is on an OFAC list, we must undertake
certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Privacy, Credit Reporting, and Data Security
The Gramm-Leach-Bliley Act (“GLB”) generally prohibits disclosure of non-public consumer information to non-affiliated third
parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions
are further required to disclose their privacy policies to clients annually.

Financial institutions, however, will be required

to
comply with state law if it is more protective of consumer privacy than the

GLB. The GLB also directed federal regulators to
prescribe standards for the security of consumer information. The

Bank is subject to such standards, as well as standards for
notifying clients in the event of a security breach. The Bank utilizes credit bureau data in underwriting activities. Use of such data
is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting,
prescreening, and sharing of information between affiliates

and the use of credit data. The Fair and Accurate Credit Transactions
Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the
conduct required by the provisions of that Act. Clients must be notified when unauthorized disclosure involves sensitive client
information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that
requires banks to notify their primary federal regulator within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.” In addition, effective in December 2023,

the SEC issued a new rule that generally requires SEC
registrants to disclose on Form 8-K certain information about a material cybersecurity incident within four business days of
determining it is material, with periodic updates as to the status of the incident in subsequent filings, as necessary.

The SEC rule
also requires registrants to disclose certain information concerning cybersecurity risk management, strategy and governance on
Form 10-K.
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management
standards among financial institutions. As a result, financial institutions, like the

Company and the Bank, are expected to establish
multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the
institution. A financial institution’s

management is expected to maintain sufficient processes to effectively respond and recover
the institution’s operations after

a cyber-attack. A financial institution is also expected to develop appropriate processes to enable
recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. In addition, effective in December 2023, the SEC enhanced and standardized the disclosure obligations related to a registrant's
cybersecurity risk management, strategy,

and governance. Our information security protocols are designed in part to adhere to the
requirements of bank regulatory guidance and these enhanced SEC disclosure requirements.

See "Part I - Item 1C. Cybersecurity"
of this Report for additional information on cybersecurity.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations.
Recently, several states have

adopted regulations requiring certain financial institutions to implement cybersecurity programs and
providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also
recently implemented or modified their data breach notification and data privacy requirements. We

expect this trend of state-level
activity in those areas to continue and are continually monitoring developments in the states in which our clients are located.
See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further
discussion of risk management strategies and governance processes related to cybersecurity.

Consumer Laws and Regulations
Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and
regulations include, among numerous other things, provisions that:
●
limit the interest and other charges collected or contracted for by the Bank, including rules respecting the terms of credit
cards and of debit card overdrafts;
●
govern the Bank’s disclosures of

credit terms to consumer borrowers;
●
require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its
obligation to help meet the housing needs of the communities it serves;
●
prohibit the Bank from discriminating on the basis of race, creed, or other prohibited factors when it makes decisions to
extend credit;
● govern the manner in which the Bank may collect consumer debts; and
●
prohibit unfair, deceptive, or abusive

acts or practices in the provision of consumer financial products and services.
The Consumer Financial Protection Bureau (“CFPB”) adopted a rule that implements the ability-to-repay and qualified mortgage
provisions of the Dodd-Frank Act (the “ATR/QM

rule”), which requires lenders to consider,

among other things, income,
employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe
harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain
specified characteristics and generally prohibits loans with negative amortization,

interest-only payments, balloon payments, or
terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of
the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will
generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of
asset-backed securities must retain not less than 5% of the credit risk of the assets collateralizing the asset-backed securities,
unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify
as “qualified residential mortgages.”
The CFPB has also issued rules to implement requirements of the Dodd-Frank

Act pertaining to mortgage loan origination
(including with respect to loan originator compensation and loan originator qualifications)

as well as integrated mortgage
disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with
regard to error correction; information disclosure; force-placement of insurance; information management policies and
procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing
delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and
evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for
adjustable-rate mortgages, periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and
response to requests for payoff amounts.
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
Our profitability depends to a large extent on Capital City Bank’s net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We

are unable to predict changes in market interest rates, which are affected by many factors beyond our control,
including inflation, changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, recession, unemployment, federal funds target rate, money supply,

domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities
reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets
reprice or mature during a time when interest rates are rising.

Changes in the difference between short-term

and long-term interest rates may also harm our business. We

generally use short-
term deposits to fund longer-term assets. When interest rates change,

assets and liabilities with shorter terms reprice more quickly than those with longer terms, which could have a material adverse effect on our net interest margin. During 2022 and 2023, the
Federal Reserve raised the federal funds rate 11

times for a cumulative increase of 5.25%. In 2024, the Federal Reserve began lowering the federal funds rate and lowered it three times during the year for a cumulative decrease of 1.00%. We

are currently
operating in an environment in which the Federal Reserve has shifted toward reducing interest rates, although modestly,

with cuts
implemented in September, October

and December 2025.

However, the inflationary outlook remains uncertain

and if the Federal
Reserve were to further decrease interest rates, this may constrain our interest rate spread due to our asset sensitivity and may
adversely affect our business forecasts. On the other hand,

rapid increases in the target federal funds rate may result in a change in
the mix of noninterest and interest-bearing accounts and effect our interest rate spread. New appointments to the Board of
Governors at the Federal Reserve could result in a change in monetary policy and interest rates, and the potential erosion of
Federal Reserve independence could negatively impact financial markets and impact our profitability.

We are unable to

predict
changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession,
unemployment, money supply and other changes in financial markets.
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

tariffs

and

trade

wars,

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
The fair value of our investments could decline, which would cause a reduction in shareowners’ equity.
A portion of our investment securities portfolio (62.9%) at December

31, 2025 has been designated as available-for-sale pursuant
to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized
gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/losses. Shareowners’ equity will continue to reflect
the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a
corresponding decline in shareowners’ equity.
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
December 31, 2025 was approximately 37,371 shares. Due to the limited trading activity of our common stock, relativity small
trades may have a significant impact on the price of our common stock. Similarly,

significant sales of our common stock, or the
expectation of these sales, could cause our stock prices to fall.

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

At December
31, 2025, commercial mortgage loans comprised approximately

30.2% of our total loan portfolio.

● Commercial Loans
. Repayment is generally dependent upon the successful operation of the borrower’s business. In
addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in
value based on the success of the business. These loans are also sensitive to broader economic conditions, competitive
pressures, and industry-specific trends, any of which may disproportionately impact certain segments during periods of
stress and increase the likelihood of credit deterioration.

At December 31, 2025, commercial loans comprised
approximately 7.1% of our total loan portfolio.
● Construction Loans
. The risk of loss is largely dependent on our initial estimate of whether the property’s value at
completion equals or exceeds the cost of property construction and the availability of take-out financing. During the
construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual
construction costs exceed estimates,
which could be impacted by factors outside of our control, including tariff, trade,
and immigration policies, the value of the property securing our loan may be insufficient to ensure full repayment when
completed through a permanent loan, sale of the property,

or by seizure of collateral.

At December 31, 2025,
construction loans comprised approximately 5.8% of our total loan

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

At December 31, 2025, vacant land loans comprised
approximately 3.8% of our total loan portfolio.
● HELOCs
. Our open-ended home equity loans have an interest-only draw period followed by a five-year repayment
period of 0.75% of the principal balance monthly and a balloon payment at maturity. Upon the commencement

of the
repayment period, the monthly payment can increase significantly,

thus, there is a heightened risk that the borrower will
be unable to pay the increased payment. Further,

these loans also involve greater risk because they are generally not fully amortizing over the loan period but rather have a balloon payment due at maturity.

A borrower’s ability to make a
balloon payment may depend on the borrower’s ability

to either refinance the loan or timely sell the underlying property.

At December 31, 2025, HELOCs comprised approximately 9.5% of our total loan portfolio.

● Consumer Loans
. Consumer loans (such as automobile loans and personal lines of credit) are collateralized, if at all,
with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. At
December 31, 2025, consumer loans comprised approximately 7.2%

of our total loan portfolio, with indirect auto loans
making up a majority of this portfolio at approximately 85.9% of the total balance.
The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as
compared to fixed-rate fully amortizing single-family real estate loans).

Loan defaults would likely increase our loan losses and
nonperforming assets and could adversely affect our allowance for credit losses and our results of operations.

In addition, credit
risk may be elevated by borrower or third party fraud, inaccuracies in financial information, or misrepresentations in loan
documentation. As seen across the banking industry,

evolving fraud schemes and greater digitization of financial transactions can increase the risk that loans are underwritten based on incomplete, inaccurate,

or falsified information, which may heighten the risk
of unexpected credit losses.
Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Florida and Georgia which causes
our risk of loss to be higher than if we had a more geographically diversified portfolio.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in
Florida and Georgia.

At December 31, 2025, approximately 85.7% of our loans included real estate as a primary,

secondary, or
tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of
default by the borrower; however, the value

of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital
could be adversely affected.
Additionally, at December

31, 2025, a significant number of our loans secured by real estate are secured by commercial and residential properties located in Florida and Georgia. The

concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in these areas could result in a decrease in loan originations and increases in delinquencies
and foreclosures, which would more greatly affect us than

if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster,

such
as a hurricane, or a man-made disaster could result in a decline in loan originations,

a decline in the value or destruction of
mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. Severe weather
events, catastrophic natural disasters, or other large-scale disruptions may also rapidly impair collateral values and borrower repayment capacity across an entire geographic market, increasing both credit losses and required credit-loss reserves. We

may
suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse
impact on our results of operations and financial condition.
Our concentration in loans secured by real estate

may increase our credit losses, which would negatively

affect our
financial results.

Due to the lack of diversified industry within some of the markets served by CCB and the relatively close proximity of our
geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically,
due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. At December
31, 2025, approximately 31.5% and 54.2% of our $2.546 billion loan portfolio was secured by commercial real estate and
residential real estate, respectively.

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
We are exposed

to the risk that our clients may be unable to repay their loans according to their terms and that any collateral
securing the payment of their loans may not be sufficient

to assure full repayment. This could result in credit losses that are inherent in the lending business. We

evaluate the collectability of our loan portfolio and provide an allowance for credit losses
that we believe is adequate based upon such factors as: the risk characteristics of various classifications of loans; previous loan
loss experience; specific loans that have loss potential; delinquency trends;

estimated fair market value of the collateral; current
and future economic conditions; and geographic and industry loan concentrations.
At December 31, 2025, our allowance for credit losses for loans held for investment was $31.0 million, which represented
approximately 1.22% of our total loans held for investment.

We had $8.6

million in nonaccruing loans at December 31, 2025.

We cannot provide

any assurance that our monitoring procedures and policies will reduce certain lending risks, and while the
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

In particular, a majority of our liabilities during

2025 were checking accounts and other liquid
deposits, which are generally payable on demand or upon short notice.

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
In 2025, our Board of Directors declared four quarterly cash dividends.

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

Government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to
compliance and other legal matters involving financial activities (including new prohibitions on politicized debanking), which
heightens the risks associated with actual and perceived compliance failures.

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
(1)
failures of technological systems or breaches of security measures, including, but not limited to, those resulting from
computer viruses or cyber-attacks;
(2)
unsuccessful or difficult implementation of computer

systems upgrades;
(3)
human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;
(4)
theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external
third parties;
(5)
breakdowns in processes, breakdowns in internal controls or failures of the systems and facilities that support our
operations;
(6) deficiencies in services or service delivery;
(7)
negative developments in relationships with key counterparties, third-party vendors, or associates in our day-to-day
operations; and
(8)
external events that are wholly or partially beyond our control, such as pandemics,

geopolitical events, political unrest,
natural disasters or acts of terrorism.
Operational risks can also arise from increased reliance on digital platforms,

remote‑work technologies, cloud‑based solutions,
and other external service providers whose performance or resilience may be outside of our direct control. These forms of reliance
may increase the speed and breadth with which disruptions, control failures, or cyber‑events can affect our operations.
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

In addition, evolving regulatory expectations regarding operational resilience, business continuity,

vendor oversight, and
internal control effectiveness may require additional investment and may heighten supervisory scrutiny if deficiencies are
identified.

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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and
to store sensitive data, including our proprietary business information and that of our clients, and personal information of our
clients and associates. The secure processing, maintenance, and transmission of this information is critical to our operations.

Our
systems, including those we maintain with our service providers, vendors,

or our clients, could be vulnerable to cybersecurity-
related incidents, which include compromises of information systems, attempts to access information, including customer and
company information, malicious code, computer viruses or other malware,

denial of service attacks, phishing attempts, brute
force attacks, exploiting software vulnerabilities (including “zero-day attacks”), ransomware, supply chain attacks, and other
events that could result in unauthorized access, theft, misuse, loss, release, or destruction of data (including confidential customer
information), account takeovers, unavailability of service, or other events. These types of threats may result from human error,
fraud, or criminal activity on the part of external or internal parties, or may result from the failure of technology or information
systems. Further, these types of threats may

be exacerbated by recent developments in artificial intelligence and their increased use to produce sophisticated malware, phishing schemes, and other fraudulent activities. Any failure, interruption, or compromise
in security of these systems could result in significant disruption to our operations.
Financial institutions and companies engaged in data processing have increasingly reported compromises in the security of their
websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access
to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage. Our technologies,
systems, networks, and software have been and continue to be subject to cybersecurity threats and attacks, which range from
uncoordinated individual attempts to sophisticated and targeted measures by criminal organizations directed at us. Our customers, associates, and third parties that we do business with have been, and will likely continue to be, targeted in cybersecurity-related
incidents by parties using fraudulent e-mails, artificial intelligence,

and other communications in attempts to misappropriate
passwords, bank account information, or other personal information,

or to introduce viruses or other malware programs to our
information systems, or the information systems and devices of our third-party

(or fourth-party) service providers and our
customers that are beyond our security control systems. Although we try to mitigate these threats through product improvements,
use of encryption and authentication technology,

and customer and employee education, among other things, cybersecurity-
attacks against us, our third-party (or fourth-party) service providers

,

and our customers are a risk to our business.

We may be required

to spend significant capital and other resources to protect against the threat of cybersecurity-related incidents
or to alleviate problems caused by such incidents. Any failures related to upgrades and maintenance of our technology and
information systems could increase our information and system security risk. Our increased use of cloud and other technologies,
such as remote work technologies, and the increased connectivity of third parties and electronic devices to our systems also
increases our risk of being subject to a cybersecurity-related incident. The risk of a cybersecurity-related incident has increased as
the number, intensity,

and sophistication of attempted attacks and intrusions from around the world have increased. A
cybersecurity-related incident or other significant disruption of our information systems or those of our customers or third-party
service providers and vendors could (i) disrupt the proper functioning of our networks and systems and, therefore, our operations
and

those of our customers; (ii) result in the unauthorized access to, destruction, loss, theft, misappropriation,

or release of
confidential, sensitive, or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data protection, and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement
actions, governmental fines, sanctions, or penalties (which may not be covered by our insurance policies), and possible financial
liability; (iv) require significant management attention and resources to remedy the damages that result; (v) cause increased
expenses and lost revenue; or (vi) cause negative publicity,

harm our reputation, or cause a decrease in the number of customers that choose to do business with us, damaging our ability to generate deposits. The occurrence of any of the foregoing could have a
material adverse effect on our business, financial condition,

and results of operations. Furthermore, in the event of a
cybersecurity-related incident, we may be delayed in identifying or responding to the incident, which could increase the negative
impact of the incident on our business, financial condition, and results of operations. While we maintain cybersecurity insurance
coverage, which may apply in the event of certain cybersecurity-related incidents, the amount of coverage may not be adequate
depending on the magnitude of the incident. Furthermore, because cybersecurity

-related incidents are inherently difficult to
predict and can take many forms, some incidents may not be covered under our cyber insurance coverage.
Increased fraudulent activity may cause losses to us or our clients, damage to our brand, and increases in our costs, in
turn, materially and adversely affecting our business, financial condition,

and results of operations.
Additionally, fraud

losses have risen in recent years due in large part to growing and evolving schemes,

as well as the
advancement of artificial intelligence.

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

and results of operations.
The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our

business.
The banking and financial services industry continually experiences technological changes, with frequent introductions

of new
technology-driven products and services, including recent and rapid developments in AI, including with agentic AI. Our

future
success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products

and
services that will satisfy client demands for convenience, as well as to assess the proper operation of AI models and

capabilities
to create additional efficiencies in our operations. We

may not be able to effectively implement new technology- driven products and services or be successful in marketing these products and services to our clients. In addition, the

implementation of
technological changes and upgrades to maintain current systems and integrate new ones may also create

service interruptions,
transaction processing errors, and system conversion delays and may cause us to fail to comply with

applicable laws. There can
be no assurance that we will be able to successfully manage the risks associated with our increased

dependency on technology.
Failure to successfully keep pace with technological change affecting the banking and financial

services industry could
negatively affect our revenue and profitability.

We or our

third-party (or fourth party) vendors, customers or counterparties may develop or incorporate

AI technology

in certain
business processes, services, or products. The development and use of AI presents a number of risks and challenges to

our
business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and

internationally,

and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property,

privacy,
consumer protection, employment, and other laws applicable to the use of AI.

These evolving laws and regulations

could require
changes in our implementation of AI technology and increase our compliance costs and the risks to us of non- compliance. AI
models, particularly generative or agentic AI models, may produce outputs or take action that is incorrect, that

reflects biases
included in the data on which they are trained, that results in the release of private,

confidential, or proprietary

information, that
infringes on the intellectual property rights of others, or that is otherwise harmful.

In addition, the complexity

of many AI models
makes it difficult to understand why they are generating particular outputs. This limited transparency

increases the challenges
associated with assessing the proper operation of AI models, understanding and monitoring the

capabilities of the AI models,
reducing erroneous output, eliminating bias, and complying with regulations that require

documentation or explanation of the
basis on which decisions are made. Further,

we may rely on AI models developed by third

parties, and, to that extent, would be
dependent in part on the manner in which those third parties develop and train their models, including risks arising from the
inclusion of any unauthorized material in the training data for their models and the

effectiveness of the steps these third parties
have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility.

Any of
these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public
perception of our business or the effectiveness of our security measures.
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
Specifically, our market

areas in Florida are susceptible to hurricanes, tropical storms and related flooding and wind damage and
other similar weather events. Such weather events can disrupt operations,

result in damage to properties and negatively affect the
local economies in the markets where we operate. We

cannot predict whether or to what extent damage that may be caused by future weather events will affect our operations or the economies in our current or future market areas, but such events could
result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in
delinquencies, foreclosures or loan losses, negatively impacting our business and results of operations. As a result of the potential
for such weather events, many of our customers have incurred significantly higher property and casualty insurance premiums on
their properties located in our markets, which may adversely affect real estate sales and values in our markets.
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

We also compete

with other non-bank providers of financial services, such as money market mutual funds, brokerage firms,
consumer finance companies, insurance companies, governmental organizations, and non-bank financial technology and wealth
technology providers, including digital asset service providers. Many of our non-bank competitors are not subject to the same
extensive regulations that govern our activities. As a result, these non-bank competitors have advantages over us in providing
certain services, including the ability to offer financial products and services on more favorable terms than we are able to offer.
Technology

and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services
traditionally provided by banks. In particular,

the activity of financial technology companies has grown significantly over recent years and is expected to continue to grow.

The emergence, adoption and evolution of new technologies that do not require
intermediation, including distributed ledgers such as digital assets and blockchain,

as well as advances in robotic process
automation, could significantly affect the competition

for financial services. Large technology companies offering

embedded
financial services, digital wallets, and payment platforms have also increased competitive pressures and may accelerate customer
migration away from traditional banking products. Customer preferences have also shifted toward digital channels and real‑time,
seamless financial experiences. Failure to meet evolving expectations for convenience, speed, and personalized service may
negatively impact our ability to retain and attract customers.
Additionally the recently-enacted GENIUS Act establishes a regulatory framework for “payment stablecoins” and their issuers,
which consumers and businesses may view as a substitute for traditional bank deposits, resulting in deposit withdrawals.
Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins,
the passage of the GENIUS Act could result in increased competition with respect to our deposit products.
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

We may not

be timely or successful in developing or introducing new products and services, integrating new products or services
into our existing offerings, responding, managing, or adapting to changes in consumer behavior, preferences, spending,

investing
and saving habits, achieving market acceptance of our products and services,

or reducing costs in response to pressures to deliver
products and services at lower prices. There are substantial risks and uncertainties associated with these efforts, particularly in
instances where the markets are not fully developed. In developing and marketing new products and services, we invest
significant time and resources. Initial timetables for the introduction and development of new products or services may not be
achieved, and price and profitability targets may not prove

feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of new products or
services. Potential future actions such as the proposed consumer credit card interest rate cap may lead to unprofitable products,
especially for riskier borrowers, and could lead to cutting credit lines or eliminating cards, increased reliance on fees and
increased debt burdens for those needing credit most, thereby having the potential to negatively impact bank asset quality.

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
Our directors, executive officers, and principal shareowners beneficially owned approximately 19.3% of the outstanding shares of
our common stock at December 31, 2025.

William G. Smith, Jr.,

our Chairman and Chief Executive Officer beneficially owned
17.3% of our shares as of that date.

Accordingly, these directors, executive

officers, and principal shareowners, if acting together,
may be able to influence or control matters requiring approval by our shareowners,

including the election of directors and the
approval of mergers, acquisitions or other extraordinary

transactions. Moreover, because William

G. Smith, Jr. is the Chairman
and Chief Executive Officer of CCBG, he has substantial control over all matters on a day-to-day basis, including the nomination and election of directors.
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

Potential acquisitions and other strategic transactions by us, or our inability to complete acquisitions or strategic
transactions, may have a material adverse effect on our business, financial condition, and results of operations.
We may seek to

strategically dispose of assets or acquire other banks, businesses, or branches, which involves various risks,
including, among other things, (i) potential exposure to unknown or contingent liabilities of the target company; (ii) exposure to potential asset quality issues of the target company; (iii) potential disruption to our business; (iv) potential diversion of our
management’s time and attention;

(v) the possible loss of key employees and customers of the target company;

(vi) difficulty in
estimating the value of the target company or assets to be sold; and

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
reasonable conditions or at all.

Accordingly, any acquisition,

disposition or other strategic transaction may not be successful, may not benefit our business
strategy or may not otherwise result in the intended benefits. It also may take us longer than expected to fully realize the
anticipated benefits and synergies of these transactions,

and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Acquisitions typically
involve the payment of a premium over book and market values, and, therefore,

some dilution of our tangible book value and net
income per common share may occur in connection with any future transaction.

Acquisitions may also result in potential dilution
to existing shareowners of our earnings per share if we issue common stock in connection with the acquisition. Furthermore,
failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected
benefits from an acquisition, as well as the difficulties associated with potential acquisitions or dispositions discussed herein
could have a material adverse effect on our business, financial condition and results of operations.
Reputational Risks
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Reputation risk, or the risk to our earnings, liquidity,

and capital from negative public opinion, is inherent in our business.
Negative public opinion could adversely affect our ability to attract and retain customers, clients, investors and associates and
expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct
and can arise from various sources, including (1) officer,

director or associate fraud, misconduct, and unethical behavior; (2)
security breaches; (3) litigation or regulatory outcomes; (4) compensation practices;

(5) lending practices; (6) branching strategy;
(7) the suitability or reasonableness of recommending particular trading or investment strategies, including the reliability of our
research and models; (8) prohibiting clients from engaging in certain transactions or actions taken to debank certain clients; (h)
associate sales practices; (9) failure to deliver products and services; (10) subpar standards of service and quality expected by our
customers, clients, and the community; (11

)

compliance failures; (12) mergers and acquisitions; (13)

the inability to manage
technology change or maintain effective data management; (14)

cyber incidents; (15) internal and external fraud (including check fraud and debit card and credit card fraud); (16) inadequacy of responsiveness to internal controls; (17) unintended disclosure of
personal, proprietary or confidential information; (18) failure (or perceived failure) to identify and manage actual and potential conflicts of interest; (19) breach of fiduciary obligations; (20) the handling of health emergencies or pandemics, (21) the activities
of our clients, customers, counterparties, and third parties, including vendors;

(22) our environmental, social, and governance
practices and disclosures, including practices and disclosures related to climate change; (23) our response (or lack of response) to
social and sustainability concerns; and (24) actions by the financial services industry generally or by certain members or
individuals in the industry. Reputation risk may be amplified by the speed and reach of social media, which can rapidly disseminate accurate or inaccurate information and significantly influence public perception before we have time to respond.
Negative coverage, regardless of accuracy,

may lead to rapid customer reactions, including deposit withdrawals, heightened regulatory attention, or community criticism.
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

Cybersecurity is a critical risk
area given the increasing reliance on technology and potential of cyber risk threats.

Our Chief Information Security Officer
(“CISO”) reports to the CCB President who provides oversight of the information security program and its activities, along with
our management-level Enterprise Risk Oversight Committee

(“ROC”) and our Board of Directors.
Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to
penetrate, disrupt or misuse systems or information.

Our cybersecurity risk management program is designed around the National
Institute of Standards and Technology

(“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards,
although we cannot guarantee that we meet all technical specifications, or requirements under NIST.

Our CISO and Information
Security Officers (“ISOs”) along with key members of

the information security team collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices.

Our information security program,
including our cyber risk management policies and procedures and our incident response program, are periodically reviewed by

the
CISO with the goal of addressing changing threats and conditions.

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

Company and our clients.
◾ Incident response program:
We have an

incident response program and dedicated teams to respond to cybersecurity incidents. When a cybersecurity incident occurs, we have cross-functional teams that are responsible for leading the initial
assessment of priority and severity and communicating potentially material cybersecurity incidents to the appropriate
members of management and the Board of Directors.
◾ Training and testing:
We have

established processes and systems designed to mitigate cybersecurity risk, including regular education and training for associates, preparedness simulations and tabletop exercises, and recovery and resilience
tests. We also monitor

our email gateways for malicious phishing email campaigns and monitor remote connections.
◾ Internal and external risk assessments:

We engage

in ongoing assessments of our infrastructure, software systems,

and
network architecture using internal experts and
third-party

specialists, including to identify material risks from
cybersecurity threats.

Our internal auditor and other independent external partners will periodically review

our processes,
systems, and controls, including with respect to our information security program,

to assess their design and operating
effectiveness and make recommendations to strengthen

our risk management processes.

Notwithstanding our defensive measures and processes, threats posed by cyberattacks are severe.

Our internal systems,
processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents
in the past, to date, risks from cybersecurity threats have
not materially

affected, and are not reasonably likely to materially affect, the Company, including

its business strategy, results of

operations or financial condition. Despite the Company’s

efforts, there
can be no assurance that its cybersecurity risk management processes and measures described will be fully implemented,
complied with, or effective in protecting its systems and information.

The company faces risks from certain cybersecurity threats
that, if realized, are reasonably likely to materially affect its business strategy, results of

operations or financial condition.

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
Management’s

Role

Our
CISO

is responsible for managing our Corporate Security Department and overseeing our information security program,
including cybersecurity risks.

The responsibilities of this department include cybersecurity risk assessment, defense operations,
incident response, vulnerability assessment, threat intelligence, third-party risk management, information governance risk and
compliance and business resilience. The foregoing responsibilities are covered on a day-to-day basis with oversight and guidance
provided by our CISO, the ISOs and key members of the information security team.
The department, as a whole, consists of
information security professionals with varying degrees of education and experience. Associates within the department are
generally subject to professional education and certification requirements.

In particular, our CISO has over 15 years of substantial
relevant expertise and formal training in the areas of information security and cybersecurity risk management and also serves on
several advisory boards and committees within the financial sector.
Our CISO regularly
reports

on the status of the information
security program to the CCB President.
On a quarterly basis, and as needed, the CISO reports the status of the information security program, notable threats or incidents, and other developments related to information security and cybersecurity risks to
our ROC.

Board Oversight of Cybersecurity
The Board of Directors oversee cybersecurity risk and the information security program which includes overseeing management’s
actions to identify, assess, mitigate

and remediate or prevent material cybersecurity risks. The CISO provides reports to the Board
of Directors annually on the status of the information security program and risks, notable threats and incidents, and other
developments related to cybersecurity of the information security program

.

An appropriate committee of the Board of Directors
may also receive from the CISO periodic reports on these activities, as well as the status of any incident response and remediation
efforts the Company may undertake.

Item 2.

Properties
We are headquartered

in Tallahassee, Florida.

Our executive office is in the Capital City Bank building located on the corner of
Tennessee and Monroe

Streets in downtown Tallahassee.

The building is owned by CCB, but is located on land leased under a long-term agreement.
At December 31, 2025, Capital City Bank had 62 banking offices.

Of these locations, we lease the land, buildings, or both at 18 locations and own the land and buildings at the remaining 44. CCHL had

28 loan production offices, 27 of which were leased.
Capital City Strategic Wealth,

LLC (“CCSW”) maintained five offices, all of which were leased and subsequently sold with the
divestiture of CCSW in the third quarter of 2025.

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

951 shareowners of
record at January 31, 2025.
The following table presents the range of high and low closing sales prices reported on the Nasdaq Global Select Market and cash
dividends declared for each quarter during the past two years.

2025 2024
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Fourth
Quarter
Third
Quarter
Second
Quarter
First
Quarter
Common stock price:
High

$ 45.63 $ 44.69 $ 39.82 $ 38.27 $ 40.86 $ 36.67 $ 28.58 $ 31.34
Low

38.27 38.00 32.38 33.00 33.00 26.72 25.45 26.59
Close

42.57 41.79 39.35 35.96 36.65 35.29 28.44 27.7
Cash dividends per share

0.26 0.26 0.24 0.24 0.23 0.23 0.21 0.21
Florida law and Federal regulations impose restrictions on our ability to pay dividends and limitations on the amount of dividends
that the Bank can pay annually to us.

See Item 1. “Capital; Dividends; Sources of Strength” and “Dividends” in the Business
section on page 14 and 16, Item 1A. “Market Risks” in the Risk Factors section on page 23, Item 7. “Liquidity and Capital
Resources – Dividends” – in Management’s

Discussion and Analysis of Financial Condition and Operating Results on page

67
and Note 17 in the Notes to Consolidated Financial Statements.
Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference, for information
with respect to shares of common stock that are authorized for issuance under the Company's equity compensation plans as of
December 31, 2025.
Issuer Purchase of Equity Securities

In January 2024, our Board of Directors authorized the Capital City Bank Group,

Inc. Share Repurchase Program (“the
Program”), effective February 1, 2024, which authorizes

the repurchase of up to 750,000 shares of our outstanding common stock over a five-year period.

Repurchases under Program may be made from time to time through open market purchases, privately
negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number
of shares repurchased will depend on a variety of factors including price,

corporate and regulatory requirements, market
conditions and other corporate liquidity requirements and priorities. The

Program does not obligate the Company to purchase any
particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company.

We repurchased

(i) 73,349 shares under the Program in 2024 at an average price of $28.03 per share and (ii) 9,101 shares in
January 2024 at an average price of $29.47 per share under a substantially similar repurchase plan that was authorized in 2019
and expired in 2024. There are 676,561 shares remaining for purchase under the Program.
We did not

repurchase any shares under the Program in the year ending December 31, 2025.

Total Return Performance
Capital City Bank Group, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

Performance Graph
This performance graph compares the cumulative total shareowner return on our common stock with the cumulative total
shareowner return of the Nasdaq Composite Index and the S&P U.S. Small Cap Banks Index

for the past five years.

The graph
assumes that $100 was invested on December 31, 2020 in our common stock and each of the above indices, and that all dividends
were reinvested.

The shareowner return shown below represents past performance and should not be considered indicative of
future performance.
Period Ending
Index 12/31/20 12/31/21 12/31/22 12/31/23 12/31/24 12/31/25
Capital City Bank Group, Inc.

$ 100.00 $ 110.03 $ 138.43 $ 128.54 $ 164.61 $ 196.09
Nasdaq Composite Index 100.00 122.18 82.43 119.22 154.48 187.14
S&P U.S. SmallCap Banks Index 100.00 139.21 122.74 123.35 145.82 160.37

Item 6. Selected Financial Data
(Dollars in Thousands, Except Per Share Data) 2025 2024 2023
Interest Income $ 204,387 $ 194,657 $ 181,068
Net Interest Income 171,648 158,938 158,988
Provision for Credit Losses 5,264 4,031 9,714
Noninterest Income 82,355 75,976 71,610
Noninterest Expense (1) 167,022 165,315 157,023
Pre-Tax Loss Attributable to Noncontrolling Interests
(2)
- 1,271 1,437
Net Income Attributable to Common Shareowners 61,557 52,915 52,258
Per Common Share:
Basic Net Income $ 3.61 $ 3.12 $ 3.08
Diluted Net Income 3.60 3.12 3.07
Cash Dividends Declared 1.00 0.88 0.76
Diluted Book Value 32.23 29.11 25.92
Diluted Tangible Book Value (3) 27.03 23.65 20.45
Performance Ratios:
Return on Average Assets 1.42% 1.25% 1.22%
Return on Average Equity 11.51 11.18 12.40
Net Interest Margin (FTE) 4.28 4.08 4.05
Noninterest Income as % of Operating Revenues 32.42 32.34 31.05
Efficiency Ratio 65.71 70.30 67.99
Asset Quality:
Allowance for Credit Losses ("ACL") $ 31,001 $ 29,251 $ 29,941
ACL to Loans Held for Investment ("HFI") 1.22% 1.10% 1.10%
Nonperforming Assets ("NPAs") 10,531 6,669 6,243
NPAs to Total

Assets
0.24 0.15 0.15
NPAs to Loans HFI plus OREO 0.41 0.25 0.23
ACL to Non-Performing Loans 360.69 464.14 479.70
Net Charge-Offs to Average Loans HFI 0.14 0.21 0.18
Capital Ratios:
Tier 1 Capital 20.20% 17.46% 15.37%
Total Capital 21.45 18.64 16.57
Common Equity Tier 1 Capital 18.56 15.54 13.52
Tangible Common Equity
(3)
10.79 9.51 8.26
Leverage 11.77 11.05 10.30
Equity to Assets 12.61 11.45 10.24
Dividend Pay-Out 27.70 28.21 24.76
Averages for the Year:
Loans Held for Investment $ 2,622,877 $ 2,706,461 $ 2,656,394
Earning Assets 4,010,875 3,897,580 3,933,800
Total Assets 4,347,577 4,234,603 4,278,686
Deposits 3,651,351 3,597,438 3,669,612
Shareowners’ Equity 534,962 473,216 421,482
Year

-End Balances:
Loans Held for Investment $ 2,546,118 $ 2,651,550 $ 2,733,918
Earning Assets 4,059,032 3,974,431 3,957,452
Total Assets 4,385,765 4,324,932 4,304,477
Deposits 3,662,312 3,671,977 3,701,822
Shareowners’ Equity 552,851 495,317 440,625
Other Data:
Basic Average Shares Outstanding 17,055,328 16,942,788 16,987,167
Diluted Average Shares Outstanding 17,102,269 16,968,623 17,022,922
Shareowners of Record
(4)
951 1,027 1,080
Banking Locations
(4)
62 63 63
Headcount (5) 927 940 970
(1)

For 2025 and 2023, includes pension settlement gains of $1.5 million and $0.3 million, respectively.
(2)

In 2023 and 2024, we owned 51% of Capital City Home Loans,

LLC, a consolidated entity. We

acquired the remaining 49% interest

on January 1, 2025.
(3)

Diluted tangible book value and tangible common equity ratio are non-GAAP financial measures. For additional information,

including a reconciliation

to GAAP, refer

to page 44.
(4)

As of January 31st of the following year.
(5)

As of December 31, 2025.

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
Non-GAAP Reconciliation - Selected Financial Data
(Dollars in Thousands, except per share data) 2025 2024 2023
Shareowners' Equity (GAAP) $ 552,851 $ 495,317 $ 440,625
Less: Goodwill and Other Intangibles (GAAP) 89,095 92,773 92,933
Tangible Shareowners' Equity (non-GAAP) A 463,756 402,544 347,692
Total Assets (GAAP) 4,385,765 4,324,932 4,304,477
Less: Goodwill and Other Intangibles (GAAP) 89,095 92,773 92,933
Tangible Assets (non-GAAP) B $ 4,296,670 $ 4,232,159 $ 4,211,544
Tangible Common Equity Ratio (non-GAAP) A/B 10.79% 9.51% 8.26%
Actual Diluted Shares Outstanding (GAAP)
C 17,154,586 17,018,122 17,000,758
Tangible Book Value

per Diluted Share (non-GAAP)
A/C 27.03 23.65 20.45

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

Overview,” “Results of Operations,”

“Financial Condition,” “Liquidity and Capital Resources,”
“Off-Balance Sheet Arrangements,” and “Accounting Policies.”

The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during
2025 compares with prior years.

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

We provide a full range of banking services, including traditional deposit and credit services, mortgage banking, asset management, trust, merchant services,

bankcards, securities brokerage services and financial
advisory services.

The Bank has 62 banking offices and 108 ATMs/ITMs

in Florida, Georgia and Alabama.

Through Capital City
Home Loans, LLC (“CCHL”), we have 28 additional offices

in the Southeast for our mortgage banking business.

Please see the
section captioned “About Us” beginning on page 5 for more detailed information about our business.
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

Strategic Initiatives
.

Our strategic plan guides us in the areas of client experience, channel optimization, market expansion, and
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

Furthermore, in the counties in which we operate, we maintain an 8.0% deposit market share in the Florida counties and 5.0% in
the Georgia counties (excluding Northern Arc of

Atlanta).

Our markets provide for a strong core deposit funding base, a key differentiator and driver of our profitability and franchise value.

These markets also benefit from favorable demographic trends, including population growth, state government stability,

and expanding healthcare and education sectors, which support our long-
term relationship banking strategy and contribute to the resilience of our deposit base.

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

Further, CCHL loan originators reside in the Northern

Arc and Walton County

offices.
On March 1, 2020, CCB acquired from BMGBMG, LLC (“BMG”) an initial 51% membership interest in CCHL (formerly
known as Brand Mortgage Group, LLC), which became a consolidated entity in the Company’s financial statements. On
November 15, 2024, CCB entered into an agreement with BMG to transfer the 49% Interest to CCB, which closed on January 1,
2025.

EXECUTIVE OVERVIEW
For 2025, net income attributable to common shareowners totaled $61.6 million, or $3.60 per diluted share, compared to net
income of $52.9 million, or $3.12 per diluted share, for 2024, and $52.3 million, or $3.07 per diluted share, for 2023.
For 2025, the increase in net income attributable to common shareowners reflected a $12.7 million increase in net interest income
and a $6.4 million increase in noninterest income, that were partially offset by a $6.2 million increase in income taxes, a $1.7
million increase in noninterest expense,

and a $1.2 million increase in provision for credit losses.

Net income attributable to
common shareowners included a $1.3 million decrease in the deduction to record the non-controlling interest in the earnings of
CCHL.

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

Below are Summary Highlights

of our 2025

financial performance:
Income Statement
●
Tax-equivalent

net interest income totaled $171.8 million compared

to $159.2 million for 2024
-
Net interest margin increased

by 20 basis points to 4.28% (increase in earning asset yield of 10 basis points and decrease
in cost of funds of 10 basis points)
●
Credit quality metrics remained

strong throughout

the year – allowance coverage ratio increased to 1.22%

in 2025
compared to 1.10% in 2024 - net loan

charge-offs were 14 basis points of

average loans for 2025 compared to 21 basis
points for 2024
●
Noninterest income increased

by $6.4 million, or 8.4%, due to higher mortgage banking revenues of $2.6 million, wealth
management fees of $1.6 million, other income of $1.5 million, and deposit fees of $0.7 million
●
Noninterest expense increased

$1.7 million, or 1.0%, primarily due to higher compensation expense (primarily performance-
based pay and health care cost) partially offset by lower pension expense and higher gains from the sale of banking

facilities

Balance Sheet
●
Loan balances decreased by $83.6 million, or 3.1%

(average), and decreased by $105.4 million, or 4.0%

(end of period)
●
Average deposit balances increased

by $53.9 million, or 1.5% driven by strong core

deposit growth
●
Tangible

book value per diluted share (non-GAAP financial measure)

increased by $3.38, or 14.3%
For more detailed information, refer to the following additional sections of the

MD&A “Results of Operations” and “Financial
Condition”.

RESULTS

OF OPERATIONS
A condensed earnings summary for the last three fiscal years is presented in Table 1 below:
Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share

Data)
2025 2024 2023
Interest Income $ 204,387 $ 194,657 $ 181,068
Taxable Equivalent

Adjustments
177 241 367
Total Interest Income

(FTE)
204,564 194,898 181,435
Interest Expense 32,739 35,719 22,080
Net Interest Income (FTE) 171,825 159,179 159,355
Provision for Credit Losses 5,264 4,031 9,714
Taxable Equivalent

Adjustments
177 241 367
Net Interest Income After Provision for Credit Losses 166,384 154,907 149,274
Noninterest Income 82,355 75,976 71,610
Noninterest Expense 167,022 165,315 157,023
Income Before Income Taxes 81,717 65,568 63,861
Income Tax Expense

20,160 13,924 13,040
Pre-Tax Loss Attributable

to Noncontrolling Interests
- 1,271 1,437
Net Income Attributable to Common Shareowners $ 61,557 $ 52,915 $ 52,258
Basic Net Income Per Share $ 3.61 $ 3.12 $ 3.08
Diluted Net Income Per Share $ 3.60 $ 3.12 $ 3.07
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
For 2025, our taxable equivalent net interest income totaled $171.8 million compared to $159.2

million for 2024 and $159.4
million for 2023.

The $12.6 million, or 7.9%, increase in 2025 was primarily attributable to an increase in investment securities
income and to a lesser extent an increase in overnight funds income and lower deposit interest expense, partially offset by lower
loan income.

The $0.2 million, or 0.1%, decrease in 2024 was driven by higher deposit interest expense that was substantially
offset by higher loan income and to a lesser extent higher overnight funds income.

We discuss these variances in more

detail
below.

For 2025, our taxable equivalent interest income totaled $204.6 million compared to $194.9 million in 2024

and $181.4 million in
2023.

The $9.7 million, or 5.0%, increase in 2025 was primarily attributable to a $10.3 million increase in investment securities
income due to growth in the portfolio and favorable repricing.

A $3.7 million decrease in loan income was partially offset by a
$3.1 million increase in overnight funds income.

The $13.5 million, or 7.4%, increase in 2024 was primarily attributable to

a
$13.0 million increase in loan income driven by loan growth and favorable loan repricing.

For 2025, interest expense totaled $32.7 million compared to $35.7 million for 2024 and $22.1 million for 2023.

The $3.0 million
decrease in 2025 was primarily due to decreased deposit interest expense,

including a $1.4 million decrease in NOW account
expense and a $1.4 million decrease in money market account expense

,

partially offset by a $0.2 million increase in certificates of deposit expense.

The decreases for NOW and money market accounts reflected adjustments to our board and managed rates for
these products, as interest rates declined over the year.

The $13.6 million increase in 2024 compared to 2023 was primarily attributable to increased deposit interest expense,

including a $6.3 million increase attributable to money market accounts,

a $4.5
million increase attributable to NOW accounts, and a $3.7 million increase attributable to certificates of deposit,

all reflective of a
shift in balances from noninterest bearing to interest bearing products driven by the higher interest rate environment and clients
seeking higher yield deposit products.

Our cost of interest bearing deposits was 127 basis points for 2025, 142 basis points for 2024, and 81 basis points for 2023.

Our
total cost of deposits (including noninterest bearing accounts) was 81 basis points for 2025, 89 basis points for 2024, and 48 basis points for 2023.

Our total cost of funds (interest expense/average earning assets) was 82 basis points for 2025,

92 basis points for
2024, and 56 basis points for 2023.

Our net interest margin (defined as taxable-equivalent interest income less interest expense divided by average earning assets)
was 4.28% for 2025, 4.08% for 2024, and 4.05% for 2023.

The increase in the net interest margin for 2025 was primarily due to a
higher yield for investment securities driven by new purchases at higher yields, favorable loan repricing, and lower deposit costs.

The increase in the net interest margin for 2024

reflected a combination of earning assets repricing at higher interest rates and an improved earning asset mix driven by loan growth, partially offset by a higher, but well controlled cost of deposits.

The Federal Open Market Committee decreased the Federal Funds Rate during

2025.

The Federal Funds Rate is currently in a
target range of 3.50% to 3.75%, with the Effective

Federal Funds Rate at 3.64%

at December 31, 2025, and 4.33% at
December 31, 2024. Management actively manages its balance sheet mix and volume and will make loan and deposit product
pricing changes to help mitigate interest rate risk.

See section titled “Financial Condition - Market Risk and Interest Rate
Sensitivity” in Management’s Discussion

and Analysis of Financial Condition and Results of Operations for additional information regarding this risk.

Table 2
AVERAGE

BALANCES AND INTEREST RATES
2025 2024 2023
(Taxable Equivalent Basis - Dollars
in Thousands)
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
Average
Balance Interest
Average
Rate
ASSETS
Loans Held for Sale $ 24,234 $ 1,764 7.28% $ 27,306 $ 2,776 6.72%
$

55,510 $ 3,232 5.82%
Loans Held for Investment (1)(2) 2,622,877 159,589 6.08 2,706,461 162,385 6.03 2,656,394 149,366 5.62
Investment Securities

Taxable Investment Securities
996,222 27,399 2.75 923,253 17,073 1.85 1,016,550 18,652 1.83

Tax-Exempt Investment Securities
(2) 1,391 61 4.39 848 37 4.34 2,199 59 2.68
Total Investment Securities 997,613 27,460 2.75 924,101 17,110 1.85 1,018,749 18,711 1.83
Fed Funds Sold & Int Bearing Dep 366,151 15,751 4.30 239,712 12,627 5.27 203,147 10,126 4.98
Total Earning Assets 4,010,875 204,564 5.10% 3,897,580 194,898 5.00% 3,933,800 181,435 4.61%
Cash & Due From Banks 67,876 73,881 75,786
Allowance for Credit Losses (30,443) (29,902) (28,190)
Other Assets 299,269 293,044 297,290
TOTAL ASSETS $ 4,347,577 $ 4,234,603 $ 4,278,686
LIABILITIES
Noninterest Bearing Deposits $ 1,319,336 $ 1,336,601 $ 1,507,657
NOW Accounts 1,227,316 15,441 1.26% 1,183,962 16,835 1.42% 1,172,861 12,375 1.06%
Money Market Accounts 420,992 8,594 2.04 400,664 9,957 2.49 299,581 3,670 1.22
Savings Accounts 504,951 666 0.13 518,869 723 0.14 592,033 598 0.10
Time Deposits 178,756 4,896 2.74 157,342 4,647 2.95 97,480 939 0.96
Total Interest Bearing Deposits 2,332,015 29,597 1.27% 2,260,837 32,162 1.42% 2,161,955 17,582 0.81%
Total Deposits 3,651,351 29,597 0.81 3,597,438 32,162 0.89 3,669,612 17,582 0.48
Repurchase Agreements 23,728 612 2.58 26,970 838 3.11 19,917 513 2.57
Short-Term Borrowings 12,949 571 4.40 4,882 242 4.94 24,146 1,538 6.37
Subordinated Notes Payable 47,466 1,924 4.00 52,887 2,449 4.56 52,887 2,427 4.53
Other Long-Term Borrowings 736 35 4.74 534 28 5.31 408 20 4.77
Total Interest Bearing Liabilities 2,416,894 32,739 1.35% 2,346,110 35,719 1.52% 2,259,313 22,080 0.98%
Other Liabilities 76,385 71,964 81,842
TOTAL LIABILITIES 3,812,615 3,754,675 3,848,812
Temporary Equity - 6,712 8,392
TOTAL SHAREOWNERS’
EQUITY
534,962 473,216 421,482
TOTAL LIABILITIES,
TEMPORARY EQUITY AND
SHAREOWNERS’ EQUITY
$ 4,347,577 $ 4,234,603 $ 4,278,686
Interest Rate Spread 3.74% 3.47% 3.63%
Net Interest Income $ 171,825 $ 159,179 $ 159,355
Net Interest Margin (3) 4.28% 4.08% 4.05%
(1)

Average balances include net loan fees, discounts and premiums, and nonaccrual loans.

Interest income includes net loan cost of $1.4 million for 2025 and $0.7 million for 2024 and net loan fees of $0.05 million for 2023.

(2)

Interest income includes the effects of taxable equivalent adjustments using a 21% tax rate.
(3)

Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME

ANALYSIS
(1)
2025 vs. 2024 2024 vs. 2023
(Taxable Equivalent Basis -
Dollars in Thousands)
Increase (Decrease) Due to Change In Increase (Decrease) Due to Change In
Total
Calendar
(3)
Volume Rate

Total
Calendar
(3)
Volume Rate
Earnings Assets:
Loans Held for Sale (2) $ (1,012) (8) $ (304) $ (700) $ (456) $ 9 $ (1,651) $ 1,186
Loans Held for Investment (2) (2,796) (444) (4,571) 2,219 13,019 409 2,406 10,204
Taxable Investment Securities 10,326 (47) 1,396 8,977 (1,579) 51 (1,763) 133
Tax-Exempt Investment
Securities (2)
24 - 24 - (22) - (36) 14
Funds Sold 3,124 (35) 6,695 (3,536) 2,501 28 1,795 678
Total $ 9,666 (534) $ 3,240 $ 6,960 13,463 $ 497 $ 751 $ 12,215
Interest Bearing Liabilities:
NOW Accounts $ (1,394) (46) $ 662 $ (2,010) 4,460 $ 34 $ 83 $ 4,343
Money Market Accounts (1,363) (27) 532 (1,868) 6,287 10 1,228 5,049
Savings Accounts (57) (2.00) (17) (38) 125 2 (76) 199
Time Deposits 249 (13) 645 (383) 3,708 3 574 3,131
Short-Term Borrowings 103 (3) 167 (61) (971) 6 (574) (403)
Subordinated Notes Payable (525) (7) (244) (274) 22 7 (7.00) 22
Other Long-Term Borrowings 7 - 11 (4) 8 - 6 2
Total $ (2,980) (98) $ 1,756 $ (4,638) 13,639 $ 62 $ 1,234 $ 12,343
Changes in Net Interest Income $ 12,646 (436) $ 1,484 $ 11,598 $ (176) $ 435 $ (483) $ (128)
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
Provision for Credit Losses
For 2025, we recorded a provision for credit loss expense of $5.3 million ($5.3 million expense for loans held for investment
(“HFI”)) compared to provision expense of $4.0 million for 2024 ($5.0 million expense for loans HFI and $1.0 million benefit for
unfunded loan commitments) and provision expense of $9.7 million for

2023 ($9.5 million expense for loans HFI and $0.2
million expense for unfunded loan commitments).

We discuss the various

factors that impacted our provision expense for Loans
HFI in further detail below under the heading Allowance for Credit Losses.

Noninterest Income
For 2025, noninterest income totaled $82.4 million, a $6.4 million, or 8.4%,

increase over 2024, attributable to increases in
mortgage banking revenues of $2.6 million, wealth management fees of $1.6 million, other income of $1.5 million, and deposit
fees of $0.7 million.

Higher secondary market production volume and gain on sale margin drove the improvement in mortgage
banking revenues.

The increase in wealth management fees was due to higher trust fees and reflected a combination of new
business, higher account valuations, and fee adjustments.

The increase in other income reflected the aforementioned $0.7 million gain from the sale of our insurance subsidiary,

CCSW,

in 2025.

Fee adjustments implemented in mid-2025 contributed to the
increase in deposit fees and other income.

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

Noninterest income as a percentage of total operating revenues (net interest income plus noninterest income) was 32.42% in 2025,
32.34% in 2024, and 31.05% in 2023.

The variance in 2024 was primarily attributable to higher mortgage banking revenues and wealth management fees.

The table below reflects the major components of noninterest income.
Table 4
NONINTEREST INCOME
(Dollars in Thousands) 2025 2024 2023
Deposit Fees $ 22,069 $ 21,346 $ 21,325
Bank Card Fees 14,705 14,707 14,918
Wealth Management

Fees
20,667 19,113 16,337
Mortgage Banking Revenues 16,959 14,343 10,400
Other 7,955 6,467 8,630
Total Noninterest

Income
$ 82,355 $ 75,976 $ 71,610
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.

For 2025, deposit fees (service charge fees, insufficient

fund/overdraft fees, and business account analysis fees)
totaled $22.1 million compared to $21.3 million in 2024

and $21.3 million in 2023.

The increase in 2025 was primarily due to
service charge fee adjustments made late in the second quarter of

2025.

Deposit fees for 2024 reflected a $0.2 million increase in
commercial account analysis fees that was offset by a $0.2 million decrease in overdraft fees.

Bank Card Fees
.

Bank card fees totaled $14.7 million in 2025 compared to $14.7 million in 2024 and $14.9 million in 2023.

The
decrease in 2024 was generally due to lower card volume reflective of overall slower consumer spending.

Wealth

Management Fees
.

Wealth management fees

include

trust fees through Capital City Trust (i.e., managed

accounts and
trusts/estates) and retail brokerage fees through Capital City Investments (i.e.,

investment, insurance products, and retirement
accounts).

In September 2025, we sold our subsidiary,

Capital City Strategic Wealth, which

provided the sale of life insurance,
risk management and asset protection services, and whose insurance commission and retail brokerage fees were included in
wealth management fees.

Wealth management

fees for 2025 totaled $20.7 million compared to $19.1 million in 2024 and $16.3 million in 2023.

The
increase in 2025 reflected a $1.4 million increase in trust fees and a $0.2 million increase in retail brokerage fees.

The increase in
trust fees reflected new account growth and a fee increase in the first quarter of 2025.

The increase in 2024 was attributable to a
$2.1 million increase in retail brokerage fees and a $0.9 million increase in trust fees, which were partially offset by a $0.3 million decrease in insurance commission revenue.

The increase in retail brokerage fees was driven by increased fixed income and annuity product sales and new account growth, and the increase in trust fees reflected new account growth, higher account values
reflective of improved market returns, and a mid-year fee increase.

Capital City Strategic Wealth

insurance commission revenues were $1.1

million for 2025, $1.1 million for 2024 and $1.3 million
for 2023, and retail brokerage fees were $1.3 million, $2.4 million,

and $1.0 million for those respective years, and resulted in nominal impact on consolidated operating profit of $0.2 million, $0.4 million, and ($0.3

million) in each respective year.

At December 31, 2025, total assets under management (“AUM”)

were approximately $2.867 billion compared to $3.049 billion at
December 31, 2024, and $2.588 billion at December 31, 2023.

The slight decline in 2025 was primarily attributable to lower retail brokerage assets related to the sale of Capital City Strategic Wealth.

The increase in AUM in 2024 reflected a combination
of new account growth and higher account values due to improved market returns.

Mortgage Banking Revenues
.

Mortgage banking revenues totaled $17.0 million in 2025 compared to $14.3 million in 2024 and
$10.4 million in 2023.

The increase in both 2025 and 2024 was attributable to a higher gain on sale margin which reflected a
higher percentage of secondary market/mandatory delivery loan sales.

We provide

a detailed overview of our mortgage banking
operation,

including a detailed break-down of mortgage banking revenues, mortgage servicing activity, and warehouse

funding
within Note 4 - Mortgage Banking Activities in the Notes to Consolidated

Financial Statements.

Other
.

Other noninterest income totaled $8.0 million in 2025 compared to $6.5 million in 2024 and $8.6 million in 2023.

The
increase in 2025 was primarily due to a $0.7 million gain from the sale of our insurance subsidiary (Capital City Strategic Wealth)
in the third quarter of 2025 and to a lesser extent higher miscellaneous income

,

primarily other fees and commissions which
reflected a mid-year fee increase.

The decrease in 2024 was attributable to lower miscellaneous income,

primarily a $1.4 million
gain from the sale of mortgage servicing rights realized in 2023, and to a lesser extent a decrease in vendor bonus income and
miscellaneous income.

Noninterest Expense
For 2025, noninterest expense totaled $167.0 million compared to $165.3 million for 2024 with the $1.7 million, or 1.0%,
increase primarily due to a $6.5 million increase in compensation expense that was partially offset by a $4.7 million decrease in
other expense.

The increase in compensation was driven by higher performance-based pay and health insurance cost, and to a
lesser extent an increase in 401k matching expense.

The decrease in other expense was primarily due to a $3.4 million decrease in other real estate expense due to higher gains from the sale of banking facilities in 2025 and a $3.7 million decrease in pension
expense (non-service component), partially offset by

increases in processing expense of $1.2 million (outsource of core processing system) and charitable contribution expense of $0.9 million.

The variance in pension expense included a $1.5 million
pension settlement gain that occurred in the fourth quarter of 2025.

For 2024, noninterest expense totaled $165.3 million, an $8.3 million,

or 5.3%, increase over 2023, primarily attributable to
increases in compensation expense of $6.9 million, occupancy expense of

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

Our operating efficiency ratio (expressed as noninterest

expense as a percentage of taxable equivalent net interest income plus noninterest

income) was 65.71%, 70.30% and 67.99% in 2025, 2024 and 2023, respectively.

The improvement in this metric for
2025 was driven by higher taxable equivalent net interest income (refer to caption headed Net Interest Income and Margin).

The
decline in this metric for 2024 was attributable to a higher level of noninterest expense.

Expense management is an important
part of our culture and strategic focus.

We will continue

to review and evaluate opportunities to optimize our delivery operations and invest in technology that provides

favorable returns/scale and/or mitigates

risk.

The table below reflects the major
components of noninterest expense.

Table 5
NONINTEREST EXPENSE
(Dollars in Thousands) 2025 2024 2023
Salaries $ 88,689 $ 84,639 $ 79,278
Associate Benefits 18,489 16,082 14,509
Total Compensation 107,178 100,721 93,787
Premises 12,694 12,593 13,033
Equipment 15,259 15,389 14,627
Total Occupancy,

net
27,953 27,982 27,660
Legal Fees 1,867 1,724 1,721
Professional Fees 5,816 6,311 6,245
Processing Services 9,580 8,411 6,984
Advertising 3,190 3,111 3,349
Travel and Entertainment 1,747 1,795 1,896
Telephone 3,030 2,857 2,729
Insurance – Other 2,990 3,137 3,120
Pension - Other (3,489) (1,675) 76
Pension Settlement Gain (1,552) - (291)
Other Real Estate, Net (4,308) (868) (1,969)
Miscellaneous 13,020 11,809 11,716
Total Other Expense 31,891 36,612 35,576
Total Noninterest

Expense
$ 167,022 $ 165,315 $ 157,023
Significant components of noninterest expense are discussed in more detail below.
Compensation
.

Compensation expense totaled $107.2 million in 2025 compared to $100.7 million in 2024, and $93.8 million in
2023. For 2025, the $6.5 million, or 6.4%, net increase reflected a $4.1 million increase in salary expense and a $2.4 million
increase in associate benefit expense.

The increase in salary expense was driven by a $2.6 million increase in incentive plan
expense, a $0.7 million increase in base salary expense, and a $0.6 million increase in 401k matching expense.

Improved
company performance drove the increase in incentive plan expense.

Annual merit raises drove the increase in base salary
expense.

The increase in 401k plan expense was primarily due to the addition of CCHL associates in 2025 to the company’s 401k
plan.

The unfavorable variance in associate benefit expense was primarily attributable to a $2.1

million increase in associate
insurance cost due to higher health insurance cost and a $0.4 million increase in stock compensation expense attributable to a
higher incentive pay-out.

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

Occupancy
.

Occupancy expense (including premises and equipment) totaled $28.0 million for

2025

compared to $28.0 million
for 2024, and $27.7 million for 2023.

For 2025, higher premises rent expense of $0.8 million related to a new banking office opening in late 2024 was offset by lower expenses for our

operations center building that was sold in early 2025, and to a lesser extent lower building/FF&E insurance cost due to a lower premium in 2025.

For 2024, the $0.3 million, or 1.2%, increase was
attributable to an increase in maintenance agreement expense, primarily for security upgrades and addition of interactive teller
machines.

Other
.

Other noninterest expense totaled $31.9 million in 2025 compared to $36.6 million in 2024

and $35.6 million in 2023.

For 2025, the $4.7 million decrease was primarily due to a $3.4 million decrease in other real estate expense due to higher gains from the sale of banking facilities in 2025 and a $3.7 million decrease in pension expense (non-service component), partially
offset by increases in processing expense of $1.2 million

and charitable contribution expense of $0.9 million.

The outsourcing of
our core processing system in mid-2024 drove the increase in processing expense.

The variance in pension expense was due to
the aforementioned $1.5 million pension settlement gain

in 2025,

and strong asset returns in the plan.

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
Income Taxes
For 2025, we realized income tax expense of $20.2 million (effective rate of 24.7%) compared to $13.9 million (effective rate of
21.2%) for 2024 and $13.0 million (effective rate of 20.4%)

for 2023.

A lower level of tax benefit accrued from a solar tax credit equity fund drove the increase in our effective tax rate compared to 2024 and to a lesser extent a higher than projected Internal
Revenue Code (“IRC”) Section 162(m) limitation related to current and future compensation.

The increase in our effective tax
rate in 2024 was due to a higher than projected Internal Revenue Code Section 162(m)

limitation and lower tax-exempt interest
income.

Absent discrete items or new tax credit investments, we expect our annual effective tax rate to approximate 24% for 2026.
FINANCIAL CONDITION
Average assets totaled

approximately $4.348 billion for 2025, an increase

of $113.0 million, or 2.7%, over 2024.

Average
earning assets were approximately $4.011 billion

for 2025, an increase of $113.3 million, or

2.9%, over 2024.

Compared to 2024,
the change in earning assets was primarily attributable to a $126.4 million increase in overnight funds sold and a $73.5 million
increase in investment securities that was partially offset by an

$83.6 million decrease

in loans HFI.

We discuss these variances
in more detail below.
Table 2 provides

information on average balances and rates, Table

3 provides an analysis of rate and volume variances,

and Table
6 highlights the changing mix of our interest earning assets over the last three fiscal years.
Loans
For 2025, average loans HFI decreased $83.6 million or 3.1% compared to an increase of $50.1 million, or 1.9% in 2024.
Compared to 2024, the decrease in loans was primarily driven by a decrease of $39.1 million in consumer loans, primarily
indirect auto loans, a decrease of $27.8 million in construction loans, and a decrease in commercial real estate loans of $26.7
million, partially offset by increases in residential real estate loans of $17.4 million and home equity loans of $16.2 million.
Total loans HFI at December

31, 2025 totaled $2.546 billion, a $105.4 million decrease from December

31, 2024 that was largely
attributable to a decrease in construction loans of $73.1 million,

and to a lesser extent decreases in consumer loans (primarily auto indirect)

of $17.2 million, commercial real estate loans of $10.4 million, commercial loans of $8.9 million, and residential real
estate loans of $16.8 million, that were partially offset by a $20.8 million increase in home equity loans.
As part of our overall strategy,

we will originate 1-4 family real estate secured adjustable-rate loans and home equity loans
through CCHL, which provides us a larger pool of loan origination opportunities, and in large part drove the aforementioned
growth in average residential real estate and home equity loans in 2025.

This loan volume can vary according to the direction of
residential mortgage interest rates.
In 2025, average loans held for sale (“HFS”) decreased $3.1 million, or $11.3%

,

from 2024.

Loans HFI and HFS as a percentage
of average earning assets decreased to 66.0% in 2025 compared to 70.1%

in 2024, primarily attributable to a decline in loans HFI.

Table 6
SOURCES OF EARNING ASSET GROWTH
2024 to Percentage Components of
2025 of Total
Average

Earning Assets
(Average Balances – Dollars In Thousands) Change Change 2025 2024 2023
Loans:
Loans HFS $ (3,072) (2.7) % 0.6% 0.7% 1.4%
Loans HFI:
Commercial, Financial, and Agricultural (23,668) (20.9) 4.5 5.3 5.9
Real Estate – Construction (27,768) (24.5) 4.4 5.3 5.8
Real Estate – Commercial Mortgage (26,665) (23.5) 19.8 21.0 20.7
Real Estate – Residential 17,372 15.3 26.2 26.3 22.5
Real Estate – Home Equity 16,238 14.3 5.7 5.5 5.2
Consumer (39,093) (34.5) 4.9 6.0 7.6
Total HFI Loans (83,584) (73.8) 65.5 69.4 67.7
Total Loans HFS and

HFI
$ (86,656) (76.5) 66.1 70.1 69.1%
Investment Securities:
Taxable $ 72,969 64.4% 24.8% 23.7% 25.8%
Tax-Exempt 543 0.5 - - 0.1
Total Securities $ 73,512 64.9% 24.8% 23.7% 25.9%
Federal Funds Sold and Interest Bearing Deposits 126,439 111.6 9.1 6.2 5.0
Total Earning Assets $ 113,295 100% 100% 100% 100%
Our average total loans (HFS and HFI)-to-deposit ratio was 72.5%

in 2025, 76.0% in 2024, and 73.9% in 2023.

The composition of our HFI loan portfolio at December 31 for each of the past three years is shown in Table

7.

Table 8 arrays
our HFI loan portfolio at December 31, 2025, by maturity period.

As a percentage of the HFI loan portfolio, loans with fixed
interest rates represented 24.1% at December 31, 2025 compared to 25.3% at

December 31, 2024.

Higher residential real estate
adjustable-rate loan balances and lower commercial real estate mortgage adjustable-rate loan balances at December 31, 2025
drove the decrease in the percentage.

Table 7
LOANS HFI BY CATEGORY
(Dollars in Thousands) 2025 2024 2023
Commercial, Financial and Agricultural $ 180,341 $ 189,208 $ 225,190
Real Estate – Construction 146,920 219,994 196,091
Real Estate – Commercial Mortgage 768,731 779,095 825,456
Real Estate – Residential 1,025,690 1,042,504 1,004,219
Real Estate – Home Equity 240,897 220,064 210,920
Consumer 183,539 200,685 272,042
Total Loans HFI, Net

of Unearned Income
$ 2,546,118 $ 2,651,550 $ 2,733,918

Table 8
LOANS HFI MATURITIES
Maturity Periods
(Dollars in Thousands)
One Year

or Less
Over One
Through
Five Years

Five
Through
Fifteen
Years
Over
Fifteen
Years Total
Commercial, Financial and Agricultural $ 31,786 $ 116,764 $ 29,568 $ 2,223 $ 180,341
Real Estate – Construction 76,019 60,399 434 10,068 146,920
Real Estate – Commercial Mortgage 65,819 131,848 291,187 279,877 768,731
Real Estate – Residential 22,493 14,236 119,688 869,273 1,025,690
Real Estate – Home Equity 713 12,237 45,474 182,473 240,897
Consumer
(1)
5,441 117,190 60,627 281 183,539
Total $ 202,271 $ 452,674 $ 546,978 $ 1,344,195 $ 2,546,118
Total Loans HFI with

Fixed Rates
$ 71,315 $ 326,393 $ 170,097 $ 44,745 $ 612,550
Total Loans HFI with

Floating or Adjustable-Rates
130,956 126,281 376,881 1,299,450 1,933,568
Total $ 202,271 $ 452,674 $ 546,978 $ 1,344,195 $ 2,546,118
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

Held for Investment and Allowance for Credit Losses.
Nonperforming assets (nonaccrual loans and other real estate) totaled $10.5 million at December 31, 2025, compared to $6.7
million at December 31, 2024.

At December 31, 2025, nonperforming assets as a percentage of total assets was 0.24%,

compared
to 0.15% at December 31, 2024.

Nonaccrual loans totaled $8.6 million at December 31, 2025, a $2.3 million increase over
December 31, 2024.

Further, classified loans totaled $14.3 million at December

31, 2025, a $5.6 million decrease from
December 31, 2024.

Table 9
CREDIT QUALITY
(Dollars in Thousands) 2025 2024 2023
Nonaccruing Loans:
Commercial, Financial and Agricultural $ 1,278 $ 37 $ 311
Real Estate – Construction - - 322
Real Estate – Commercial Mortgage 2,560 566 909
Real Estate – Residential 2,143 3,127 2,990
Real Estate – Home Equity 1,769 1,782 999
Consumer 845 790 711
Total Nonaccruing

Loans
8,595 6,302 6,242
Other Real Estate Owned 1,936 367 1
Total Nonperforming

Assets
$ 10,531 $ 6,669 $ 6,243
Past Due Loans 30 – 89 Days $ 7,017 $ 4,311 $ 6,855
Classified Loans $ 14,334 $ 19,896 $ 22,203
Nonaccruing Loans/Loans 0.34% 0.24% 0.23%
Nonperforming Assets/Total

Assets
0.24 0.15 0.15
Nonperforming Assets/Loans Plus OREO 0.41 0.25 0.23
Allowance/Nonaccruing Loans 360.69% 464.14% 479.70%

Nonaccrual Loans
.

Nonaccrual loans totaled $8.6 million at December 31, 2025, a $2.3 million increase over December 31, 2024
with the increase primarily attributable to two home equity loans totaling

$1.8 million.

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

If interest on our loans classified as nonaccrual during 2025 had been recognized on a fully accruing basis, we would have recorded an additional

$0.4 million of interest income for the year ended
December 31, 2025.
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
OREO totaled $1.9 million at December 31, 2025, versus $0.4 million at December 31, 2024.

During 2025, we added properties
totaling $4.4 million and sold properties totaling $2.9 million.

For 2024, we added properties totaling $1.0 million and sold properties totaling $0.6 million.
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

At December 31, 2025, we maintained four
loans for $3.8 million that we modified due to the borrower experiencing financial difficulty.

Past Due Loans
.

A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days
past due.

Past due loans at December 31, 2025 totaled $7.0 million compared to $4.3 million at December 31, 2024.

Indirect
auto loans represented a large portion of the past due balances representing

26% and 56%, respectively,

of the total dollars past
due at December 31, 2025 and December 31, 2024, respectively.

Potential Problem Loans
.

Potential problem loans are defined as those loans which are now current but where management has
doubt as to the borrower’s ability to comply with present

loan repayment terms.

At December 31, 2025, we had $4.7 million in
loans of this type which were not included in either of the nonaccrual or

90 days past due loan categories compared to $2.8
million at December 31, 2024.

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

Specifically, due to the nature of our markets,

a
significant portion of our HFI loan portfolio has historically been secured with real estate, approximately 86% at December 31,
2025 and 85% at December 31, 2024, with the increase driven by lower loan volume in 2025

for commercial and consumer
(indirect auto) loans and a higher volume of 1-4 family residential real estate loans originated in 2025 in comparison to other loan
types.

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
Table 10
REAL ESTATE

LOANS BY PROPERTY TYPE
2025 2024
(Dollars in Thousands)
Investor Real
Estate
Owner
Occupied

Real Estate
Investor Real
Estate
Owner
Occupied

Real Estate
Vacant

Land, Construction, and Land
Development
$ 246,361 11.3% - - $ 317,881 14.1% - -
Improved Property 520,731 23.9
$
1,415,146 64.8% 542,858 24.2
$
1,386,912 61.7%
$ 767,092 35.2% 64.8% $ 860,739 38.3% 61.7%
A major portion of our real estate loan segment is centered in the owner occupied category, which carries a lower risk

of non-
collection than certain segments of the investor category.

The owner occupied category was approximately 65% of total real estate loans at December 31, 2025 and 62% of total real estate loans at December 31, 2024.

Further, investor real estate totaled
35% and 38% of total real estate loans at December 31, 2025 and December

31, 2024, respectively.

The table below further segments the investor real estate category for improved property.
Table 11
REAL ESTATE

LOANS IMPROVED PROPERTY
DISTRIBUTION
(Dollars in Thousands) 2025 2024
Hotel/Motel $
77,527 14.9% $ 74,400 13.7%
Gas Station/C-Store
7,716 1.5 7,628 1.4
Industrial/Warehouse
32,292 6.2 30,427 5.6
Multi-Family
49,649 9.5 49,295 9.1
Office
35,127 6.7 45,541 8.4
Retail & Shopping Centers
107,095 20.6 116,402 21.4
Commercial Condos
2,127 0.4 867 0.2
Other
44,663 8.6 32,022 5.9
Total Improved

Property
356,196 68.4 356,582 65.7
Non-Owner Occupied 1-4 Residential $
164,535 31.6% $ 186,276 34.3%
Total Investor

Real Estate Improved Property
$ 520,731 100
%
$ 542,858 100
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

Expected credit loss inherent in non-cancellable
off-balance sheet credit exposures is provided through the credit loss provision but recorded separately in other liabilities.
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
At December 31, 2025, the allowance for credit losses for HFI loans totaled

$31.0 million compared to $29.2 million at December
31, 2024 and $29.9 million at December 31, 2023.

The $1.8 million increase in the allowance in 2025 reflected a credit loss provision of $5.3 million and net loan charge-offs

of $3.6 million.

The $0.7 million decrease in the allowance in 2024 reflected a credit loss provision of $5.0 million and net loan charge

-offs of $5.7 million.

The increase in the allowance in 2025 was primarily
attributable to qualitative factor adjustments that were partially offset by lower loan balances.

The decrease in the allowance in
2024 was primarily attributable to lower new loan volume and loan balances and favorable loan migration.

For 2025, we realized net loan charge-offs

of $3.6 million, or 0.14%, of average HFI loans, compared to net loan charge

-offs of
$5.7 million, or 0.21%, for 2024, and net loan charge-offs

of $4.7 million, or 0.18%, for 2023.

Consumer (indirect auto) net loan
charge-offs represented 66%, 62%, and

76% of total net loan charge-offs for the same respective

years.

Further, indirect auto net
loan charge-offs represented approximately

1.38% of average indirect auto loans in 2025, 1.68% in 2024, and 1.31% in 2023.

Since 2022,

we have reduced our exposure to this loan segment.

At December 31, 2025, the allowance for credit losses represented 1.22%

of HFI loans and provided coverage of 361% of
nonperforming loans compared to 1.10% and 464%, respectively,

at December 31, 2024 and 1.10% and 480%, respectively,

at
December 31, 2023.
Table 12 further

segments the allocation of allowance for credit losses at December 31 for each of the last three fiscal years.
Table 12
ALLOCATION OF

ALLOWANCE

FOR CREDIT LOSSES
2025 2024 2023
(Dollars in Thousands)
ACL
Amount
Percent of
Loans to
Total

Loans
ACL
Amount
Percent of
Loans to
Total

Loans
ACL
Amount
Percent of
Loans to
Total

Loans
Commercial, Financial and Agricultural
$ 1,751 7.1% $ 1,514 7.1% $ 1,482 8.2%
Real Estate:
Construction
1,681 5.8 2,384 8.3 2,502 7.2
Commercial
6,859 30.2 5,867 29.4 5,782 30.2
Residential
15,317 40.2 14,568 39.3 15,056 36.7
Home Equity
2,368 9.5 1,952 8.3 1,818 7.7
Consumer
3,025 7.2 2,966 7.6 3,301 10.0

Total
$ 31,001 100% $ 29,251 100% $ 29,941 100%
Investment Securities
Our average investment portfolio balance was $998 million

in 2025, $924 million in 2024, and $1.019 billion in 2023.

As a
percentage of average earning assets, our investment portfolio represented 24.9% in 2025, compared to 23.7% in 2024,

and 25.9%
in 2023.

Compared to 2024, investment portfolio activity reflected the reinvestment of cash flow from matured securities as well
as growth in the balance due to a higher level of liquidity.

For comparison to 2023, the decline in the investment portfolio was attributable to the allocation of investment cash flows to support loan growth.

In 2026, we plan to reinvest cash flow from the
investment portfolio and as appropriate allocate to support loan demand and other liquidity management strategies.

For 2025, average taxable investments increased by $73.0 million, or 7.9%,

while tax-exempt investments increased $0.5 million,
or 64.0%.

Both taxable and non-taxable bonds increased as part of our overall investment strategy to reinvest cash flows from
investments plus additional funds to grow the portfolio. At December 31, 2025,

municipal securities (taxable and non-taxable)
comprised 3% of the portfolio.

Our investment portfolio is a significant component of our operations and, as such,

it functions as a key element of liquidity and
asset/liability management.

Two types of classifications are approved

for investment securities which are Available

-for-Sale
(“AFS”) and Held-to-Maturity (“HTM”).

For 2025

and 2024, we maintained securities under both the AFS and HTM designations.

At December 31, 2025, $643.9 million, or 62.9%, of our investment portfolio was classified as AFS,

with $377.4
million, or 36.9%, classified as HTM, and $2.1 million, or 0.2%, classified as equity securities.

At December 31, 2024, $403.3
million, or 41.5%, of our investment portfolio was classified as AFS, with $567.2 million, or 58.3%, classified as HTM and $2.4
million, or 0.2%, classified as equity securities.

Table 13 provides

the composition of our investment securities portfolio at December 31 for each of the last three fiscal years.
Table 13
INVESTMENT SECURITIES COMPOSITION
2025 2024 2023
(Dollars in Thousands)
Carrying
Amount Percent
Carrying
Amount Percent
Carrying
Amount Percent
Available for

Sale
U.S. Government Treasury $ 333,264 32.6% $ 105,801 10.9% $ 24,679 2.6%
U.S. Government Agency 172,114 16.7 143,127 14.8 145,034 15.1
States and Political Subdivisions 34,911 3.4 39,382 4.0 39,083 4.0
Mortgage-Backed Securities 52,004 5.1 55,477 5.7 63,303 6.6
Corporate Debt Securities 43,532 4.3 51,462 5.3 57,552 6.0
Other Securities 8,097 0.8 8,096 0.8 8,251 0.9
Total

643,922 62.9 403,345 41.5 337,902 35.1
Held to Maturity
U.S. Government Treasury 129,782 12.7 368,005 37.8 457,681 47.4
Mortgage-Backed Securities 247,664 24.2 199,150 20.5 167,341 17.3
Total 377,446 36.9 567,155 58.3 625,022 64.7
Other Equity Securities 2,069 0.2 2,399 0.2 3,450 0.2
Total Investment

Securities
$ 1,023,437 100% $ 972,899 100% $ 966,374 100%
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
At December 31, 2025, there were 736 positions (combined AFS and HTM)

with pre-tax unrealized losses totaling $23.7 million.

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

At December 31,
2025, 42 corporate bond positions had a total allowance for credit loss of $42,000.

All of these positions maintain an overall
rating of at least “BBB+”, and all are expected to mature at par.

The average maturity of our investment portfolio at December 31,

2025

was 2.57 years, with a duration of 2.12 compared to 2.54
years and 2.19, respectively,

at December 31, 2024. The average life of our investment portfolio increased primarily due to
continued reinvestment of maturities in the portfolio in conjunction with additional purchases of new securities.

The weighted average taxable equivalent yield of our investment portfolio at December 31, 2025 was 3.17% versus 2.41% in
2024.

This increase in yield reflected a favorable reinvestment rate on securities purchased in 2025. Our bond portfolio contained
no investments in obligations, other than U.S. Governments, of any state, municipality,

political subdivision, or any other issuer
that exceeded 10% of our shareowners’ equity at December 31, 2025.

Table 14 and Note 2

in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as
to type, maturity, unrealized

losses, and yield at December 31.
Table 14
MATURITY DISTRIBUTION

OF INVESTMENT SECURITIES
Within 1 year 1 - 5 years 5 - 10 years After 10 years Total
(Dollars in
Thousands) Amount WAY
(3)
Amount WAY
(3)
Amount WAY
(3)
Amount WAY
(3)
Amount WAY
(3)
Available for

Sale
U.S. Government
Treasury
$ 49,706 2.25% $ 283,558 3.88% $ - - % $ - - % $ 333,264 3.82%
U.S. Government
Agency
36,384 0.96 133,531 4.06 2,199 4.57 - - 172,114 3.41
States and Political
Subdivisions
3,884 1.37 26,449 1.78 4,578 2.14 - - 34,911 1.78
Mortgage-Backed
Securities (1)
2 4.79 10,414 1.44 41,588 2.49 - - 52,004 2.29
Corporate Debt
Securities
12,799 1.51 27,960 1.86 2,774 2.05 - - 43,532 1.77
Other Securities (2)
- - - - - - 8,097 6.22 8,097 6.22
Total
$ 102,775 2.25% $ 481,912 3.67% $ 51,139 2.52% $ 8,097 6.22% $ 643,922 3.35%
Held to Maturity
U.S. Government
Treasury
$ 129,782 1.79% $ - - % $ - - % $ - - % $ 129,782 1.79%
Mortgage-Backed
Securities
(1)
3,583 2.23 204,456 3.26 39,625 4.49 - - 247,664 3.44
Total
$ 133,365 1.80% $ 204,456 3.26% $ 39,625 4.49% $ - - % $ 377,446 2.87%
Equity Securities
$ - - % $ - - % $ - - % $ 2,069 0.92% $ 2,069 0.92%
Total Investment
Securities
$ 236,140 2.00% $ 686,368 3.55% $ 90,764 3.38% $ 10,166 6.22% $ 1,023,437 3.17%
(1)

Based on weighted-average maturity.
(2)

Federal Home Loan Bank Stock and Federal Reserve

Bank Stock are included in this category for weighted average yield, but do not have stated maturities.
(3)

Weighted average yield ("WAY")

calculated based on current amortized cost balances – not presented on a tax equivalent basis.

Deposits
Average total

deposits for 2025 were $3.651 billion compared to $3.597 billion in 2024 with the

$53.9 million, or 1.5%, increase
reflective of increases in NOW accounts of $43.3 million, money market accounts of $20.3 million, and certificates of deposit of
$21.4 million, partially offset by decreases in noninterest

bearing accounts of $17.3 million and savings accounts of $13.9 million.

The aforementioned increases generally reflected growth in average core deposit balances throughout 2025 and re-mix in
balances due to clients seeking higher yield deposit products.

At December 31, 2025, total deposits were $3.662 billion, a decrease of $9.7 million,

or 0.3% from December 31, 2024.

The
decrease reflected decreases in noninterest bearing accounts of $54.4 million,

money market accounts of $13.5 million, and
savings accounts of $3.3 million, partially offset by increases in NOW accounts of $36.8 million and certificates of deposit of
$24.7 million.

Public funds balances totaled $654.7 million at December 31, 2025 and $660.9 million at December

31, 2024.

Although the overnight funds rate was lowered in the second half of 2025 by

75 basis points to a target range of 3.50%-3.75%,
the overall rate environment remains higher than early 2022 when the overnight funds rate was 0.00%-0.25%.

As a result in
2025, we continued to see a shift in mix out of noninterest bearing accounts into interest bearing accounts, primarily NOW,
money market, and certificates of deposit accounts.

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

Table 2 provides

an analysis of our average deposits, by category,

and average rates paid for each of the last three fiscal years.
Table 15 reflects the

shift in our deposit mix over the last year and Table

16 provides a maturity distribution of time deposits in
denominations of greater than $250,000 at December 31, 2025.

For 2025, noninterest bearing deposits represented 36.1% of total average deposits.

This compares to 37.2% in 2024 and 41.1% in 2023. The declines in 2025 and 2024 reflected slight migration
into higher yielding deposit products.
Table 15
SOURCES OF DEPOSIT GROWTH
2024 to Percentage Components of
2025 of Total
Total

Deposits
(Average Balances - Dollars in Thousands) Change Change 2025 2024 2023
Noninterest Bearing Deposits $ (17,265) 32.0% 36.2% 37.2% 41.1%
NOW Accounts 43,354 (80.4) 33.6 32.9 32.0
Money Market Accounts 20,328 (37.7) 11.5 11.1 8.2
Savings Accounts (13,918) 25.8 13.8 14.4 16.1
Time Deposits 21,414 (39.7) 4.9 4.4 2.6
Total Deposits $ 53,913 100% 100% 100% 100%
Table 16
MATURITY DISTRIBUTION

OF CERTIFICATES

OF DEPOSITS GREATER

THAN $250,000
2025
(Dollars in Thousands)

Certificates

of Deposit Percent
Three months or less $ 18,657 27.2%
Over three through six months 30,313 44.3
Over six through 12 months 13,969 20.4
Over 12 months 5,537 8.1
Total $ 68,476 100%

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

The Company’s interest rate risk sensitivity

simulations apply various behavior models and assumptions to account for customer
tendencies stemming from interest rate risk changes. The key behavior models and assumptions incorporated in the NII and EVE
simulations impact deposit pricing, deposit runoff,

time deposit early withdrawal, and prepayments on loans and investments. The deposit pricing model is one of the most significant of these assumptions and determines to what degree our deposit rates change
when benchmark interest rates change. The deposit runoff

model reflects the increased attrition rate observed in noninterest bearing deposits in higher rate scenarios as customers migrate to interest bearing deposits and/or alternative investments. The time
deposit early withdrawal model incorporates the customer’s

ability to early terminate time deposits and reprice higher.

The
prepayment models applied to loans and investments reflects the incentive borrowers have to refinance when market rates are low
while conversely slowing down their payments in higher rate environments.

Each of the models and assumptions are tailored to
the specific interest rate environment and validated on a regular basis. However,

assumptions and models are inherently uncertain
and actual results may differ from those derived in simulation analysis for multiple reasons, which may include actual balance
sheet composition differences, timing, magnitude

and frequency of interest rate changes, deviations from projected customer behavioral assumptions, and changes in market conditions or management strategies.
The statement of financial condition is subject to testing for both parallel and non-parallel upward and downward shifts in interest
rates (assuming no balance sheet growth) to indicate the inherent interest rate risk.

We prepare a base

case (assumes a static rate
environment) and several alternative interest rate simulations for various ranges of upward and downward interest rate changes.

This analysis is prepared quarterly and reported to ALCO, our Market

Risk Oversight Committee (“MROC”), our Risk Oversight
Committee (“ROC”) and the Board of Directors.

We will periodically

augment our interest rate simulations with alternative
interest rate scenarios that may include various non-parallel shifts in interest rates,

including a flattening or steepening of the yield
curve.

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

The following table presents our net interest
income simulation results for gradual 12-month and 24-month “ramp”

scenarios applied to base scenario.

The “ramp” scenario is
a parallel shift applied gradually over a 12-month period for the projected

12-month and 24-month period on a pro rata basis.

Table 17
ESTIMATED CHANGES

IN NET INTEREST INCOME
% Change in NII Policy Limit
Change in Interest Rates 12 Months 24 Months 12 Months 24 Months
+200 bp Ramp 5.3% 18.5% -10.0% -12.5%
+100 bp Ramp 2.0% 10.8% -7.5% -10.0%
-100 bp Ramp -2.7% -4.9% -7.5% -10.0%
-200 bp Ramp
-5.5% -13.3
%
-10.0% -12.5
%
Net Interest Income at risk is within our prescribed policy limits over both the 12-month and 24-month periods for all rate
scenarios with the exception of the down 200 bps scenario primarily due to our limited ability to lower our deposit rates relative
to the decline in market rates for that scenario. Given that our average nonmaturity deposit rate is less than 1.00%, this down 200
bps scenario is more impactful to asset yields than deposit rates.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates
on all of our cash flows by discounting the cash flows to estimate the present value of assets and liabilities. The difference
between these discounted values of the assets and liabilities is the economic value of equity, which in theory

approximates the fair
value of our net assets.

The following table presents our equity value at risk simulation applied to immediate parallel shock
scenarios.

Table 18
ESTIMATED CHANGES

IN ECONOMIC VALUE

OF EQUITY
2025 2024
Changes in Interest Rates
% Change in
EVE
Policy Limit
% Change in
EVE
Policy Limit EVE Ratio
Policy
Minimum
+200 bp Shock -21.0% -20.0% -23.7% -20.0% 17.1% 5.0%
+100 bp Shock -9.7% -15.0% -17.2% -15.0% 19.8% 5.0%
-100 bp Shock 7.0% -15.0% 9.0% -15.0% 24.2% 5.0%
-200 bp Shock 10.4% -20.0% 17.0% -20.0% 25.4% 5.0%
At December 31, 2025, the economic value of equity was favorable in all rising rate scenarios and unfavorable in the falling rate
scenarios.

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

Our liquidity strategy is guided by
policies that are formulated and monitored by our ALCO and senior management,

and take into account the marketability of
assets, the sources and stability of funding and the level of unfunded commitments.

We regularly evaluate

all of our various
funding sources with an emphasis on accessibility,

stability, reliability,

and cost-effectiveness.

For 2025

and 2024, our principal
source of funding was client deposits, supplemented by our short-term and long-term borrowings, primarily from our trust-
preferred securities, securities sold under repurchase agreements, federal funds purchased, and FHLB borrowings.

We believe
that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our
future operating capital and funding requirements.

At December 31, 2025, we had the ability to generate approximately $1.523 billion (excludes overnight funds position of $467.8
million) in additional liquidity through various sources,

including various Federal Home Loan Bank borrowings, the Federal
Reserve Discount Window,

federal funds purchased lines, and brokered deposits.

We recognize

the importance of maintaining
liquidity and have developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and
action based on the level of severity.

We periodically test our credit

facilities for access to the funds but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available.

We conduct quarterly

liquidity
stress tests, and the results are reported to ALCO, MROC, ROC and the Board of Directors.

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

At December 31, 2025, the weighted-average maturity
and duration of our portfolio were 2.57 years and 2.12, respectively,

and the AFS portfolio had a net unrealized tax-effected loss of $9.5 million.

Our average net overnight funds sold position (defined as funds sold plus interest-bearing deposits with other banks less funds
purchased) was $366.2 million in 2025 compared to an average net overnight funds sold position of $239.7 million in 2024.

The
increase was primarily attributable to deposit growth and a decline in our average loan balances, partially offset by growth in the
investment portfolio.

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
Borrowings
Average short

-term borrowings totaled $36.7 million in 2025 compared to $31.9 million in 2024 with the $4.8 million increase
primarily attributable to a higher level of warehouse line of credit borrowing

s

to support loans held for sale.

Additional detail on
these warehouse borrowings is provided in Note 4 – Mortgage Banking

Activities in the Consolidated Financial Statements.
At December 31, 2025, there were no outstanding advances from the FHLB.

One advance totaling $0.1 million comprised of one
note was paid off in the third quarter of 2025.

FHLB advances are collateralized by a floating lien on certain 1-4 family residential mortgage loans, commercial real estate mortgage loans,

and home equity mortgage loans.

We have issued two

junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.

The first note for
$30.9 million was issued to CCBG Capital Trust I in

November 2004, of which $10 million was retired in April 2016 and an additional $5.1 million of principal payments were made in 2025.

The second note for $32.0 million was issued to CCBG Capital
Trust II in May 2005, of which $5.1

million of principal payments were made in 2025.

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

In the second quarter of 2020, we entered into a ten-year derivative cash flow hedge of our interest rate risk related to our subordinated debt.

The notional amount of the derivative is $30 million ($10 million of the CCBG Capital Trust I borrowing and $20 million

of the CCBG Capital Trust II borrowing).

In October 2025, the interest
rate swaps were terminated.

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

Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing
of such payments as of December 31, 2025.

These include payments related to (i) long-term borrowings (Note 12 – Long-Term
Borrowings), (ii) short-term borrowings (Note 11

– Short-Term Borrowings),

(iii) operating leases (Note 7 – Leases), (iv) time
deposits with stated maturities (Note 10 – Deposits), and (v) commitments to extend credit and standby letters of credit (Note 21 –
Commitments and Contingencies).

Capital Resources
Shareowners’ equity was $552.9 million at December 31, 2025,

compared to $495.3 million at December 31, 2024.

For 2025,
shareowners’ equity was positively impacted by net income attributable to shareowners of $61.6 million, a net $9.1 million
decrease in the accumulated other comprehensive loss, the issuance of common stock of $3.5 million, and stock compensation
accretion of $2.4 million. The net favorable change in accumulated other comprehensive loss reflected a $10.7 million decrease in
the investment securities loss that was partially offset by a $1.3 million decrease in the fair value of the interest rate swap related to subordinated debt and a $0.3 million decrease in the pension plan loss from the year-end re-measurement of the plan.
Shareowners’ equity was reduced by common stock dividends of $17.1 million ($1.00 per share) and net adjustments totaling
$1.9 million related to transactions under our stock compensation plans.
Additional historical information on capital changes is provided in the Consolidated

Statements of Changes in Shareowners’
Equity in the Consolidated Financial Statements.
We continue

to maintain a strong capital position.

The ratio of shareowners' equity to total assets at December 31, 2025 was
12.61% compared to 11.45% at December

31, 2024.

Further, our tangible common equity ratio was 10.79%

(non-GAAP
financial measure) at December 31, 2025

compared to 9.51% at December 31, 2024.

If our unrealized HTM securities losses of
$6.0 million (after-tax) were recognized in accumulated other comprehensive loss, our adjusted tangible capital ratio would be
10.65%.

The improvement in the ratios in 2025 was primarily attributable to strong earnings and a decrease in the unrealized loss
on AFS securities which is recognized in accumulated other comprehensive loss.

We are subject to

regulatory risk-based capital requirements that measure capital relative to risk-weighted assets and off-balance
sheet financial instruments.

At December 31, 2025, our total risk-based capital ratio was 21.45% compared to 18.64% at
December 31, 2024.

Our common equity tier 1 capital ratio was 18.56% and 15.54%, respectively,

on these dates.

Our leverage
ratio was 11.77% and 11.05%,

respectively, on these

dates.

For a detailed discussion of our regulatory capital requirements, refer to the “Regulatory Considerations – Capital Regulations” section on page 14.

See Note 17 in the Notes to Consolidated Financial
Statements for additional information as to our capital adequacy.
At December 31, 2025, our common stock had a book value of $32.23 per diluted share compared to $29.11 at December 31,
2024.

Book value is impacted by the net unrealized gains and losses on investment securities.

At December 31, 2025, the net
unrealized loss was $9.5 million compared to an unrealized loss of

$20.2 million at December 31, 2024.

Book value is also
impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting
Standards Codification Topic

715.

At December 31, 2025, the net pension asset reflected in accumulated other comprehensive loss was $9.4 million compared to $9.7 million at December 31, 2024.

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

any shares in 2025.

We repurchased

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

or (c) make the purchaser whole for the economic benefits of the loan and its related
servicing rights. Although such claims can vary with market condition,

they have historically been limited.
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
During the fourth quarter of 2025, we performed our annual impairment testing.

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

The discount rate utilized in 2025 was 5.82%.

The estimated impact
to 2025 pension expense of a 25 basis point increase or decrease in the discount rate would have been an approximate $0.5
million decrease or increase, respectively.

We anticipate using

a 5.67% discount rate in 2026.

Based on the balances at the December 31, 2025 measurement date, the estimated impact on accumulated other comprehensive
loss of a 25 basis point increase or decrease in the discount rate would have been a decrease or increase of approximately $3.2
million (after-tax).

The estimated impact on accumulated other comprehensive loss of a 1% favorable/unfavorable variance in the
actual rate of return on plan assets versus the assumed rate of return on plan assets of 6.75% would have been an approximate
$1.0 million (after-tax) decrease/increase,

respectively.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future
mix of assets in the plan.

The assets currently consist of equity securities, U.S. Government and Government agency debt
securities, and other securities (typically temporary liquid funds awaiting investment).

The weighted-average expected long-term
rate of return on plan assets utilized for 2025 was 6.75%.

The estimated impact to 2024 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $0.2 million decrease or increase, respectively.

We
anticipate using a rate of return on plan assets of 6.50% for 2026.
The assumed rate of annual compensation increases of 4.67% for 2025 was based on an experience study performed for the plan
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

Item 8. Financial Statements and Supplementary Data
2025 Report of Independent Registered Public Accounting Firm (PCAOB ID
686
)
CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED FINANCIAL

STATEMENTS
PAGE

71 Report of Independent Registered Public Accounting Firm

73 Consolidated Statements of Financial Condition

74 Consolidated Statements of Income

75 Consolidated Statements of Comprehensive Income

76 Consolidated Statements of Changes in Shareowners’ Equity

77 Consolidated Statements of Cash Flows

79 Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Shareowners, Board of Directors, and Audit Committee

Capital City Bank Group, Inc.

Tallahassee, Florida
Opinion on the Consolidated Financial Statements
We have audited

the accompanying consolidated statements of financial condition of Capital City Bank

Group, Inc. (Company) as
of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareowners’
equity, and cash flows

for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion,

the financial statements referred to above present fairly,

in
all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations
and its cash flows for each of the years in the three-year period ended December

31, 2025, in conformity with accounting
principles generally accepted in the United States of America.
We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(PCAOB), the Company’s

internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control – Integrated Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway
Commission and our report dated February 27, 2026, expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the
Company’s consolidated

financial statements based on our audits.
We are a public

accounting firm registered with the Public Company Accounting Oversight Board

(United States) (“PCAOB”)
and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the
applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted

our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the
audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error
or fraud. The Company is not required to have, nor were we engaged to perform,

an audit of its internal control over financial
reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for
the purpose of expressing an opinion on the effectiveness of the

Company’s internal control over

financial reporting. Accordingly,
we express no such opinion.
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

Critical Audit Matter
The critical audit matter communicated below arises from the current-period audit of the financial statements that were
communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are
material to the financial statements and (2) involved our especially challenging,

subjective, or complex judgments. The
communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and
we are not, by communicating the critical audit matter below,

providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses
The Company’s

loans held

for investment

portfolio totaled

$2.55 billion

as of

December 31,

2025, and

the allowance

for credit
losses on

loans held

for investment

was $31.0

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

2025

as

a

critical

audit

matter.

Auditing

the
qualitative factors involved a high degree of subjectivity in evaluating management’s estimates.
The primary procedures we performed as of December 31, 2025 to address this critical audit matter included:
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
●
Evaluated credit quality trends in delinquencies, non-accruals, charge

-offs, and loan risk ratings.
/s/
Forvis Mazars, LLP
We have served as the Company’s

auditor since 2021.
Little Rock, Arkansas
February 27, 2026

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION
As of December 31,
(Dollars in Thousands) 2025 2024
ASSETS
Cash and Due From Banks $
62,189
$
70,543
Federal Funds Sold and Interest Bearing Deposits
467,782
321,311
Total Cash and Cash Equivalents
529,971
391,854
Investment Securities, Available

for Sale, at fair value (amortized cost of $
656,546

and $
429,033
)
643,922
403,345
Investment Securities, Held to Maturity (fair value of $
369,320

and $
544,460
)
377,446
567,155
Equity Securities
2,069
2,399
Total Investment

Securities
1,023,437
972,899
Loans Held For Sale, at fair value
21,695
28,672
Loans, Held for Investment
2,546,118
2,651,550
Allowance for Credit Losses
(31,001)
(29,251)
Loans Held for Investment, Net
2,515,117
2,622,299
Premises and Equipment, Net
79,457
81,952
Goodwill and Other Intangibles
89,095
92,773
Other Real Estate Owned
1,936
367
Other Assets
125,057
134,116
Total Assets $
4,385,765
$
4,324,932
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,251,886
$
1,306,254
Interest Bearing Deposits
2,410,426
2,365,723
Total Deposits
3,662,312
3,671,977
Short-Term

Borrowings
50,092
28,304
Subordinated Notes Payable
42,582
52,887
Other Long-Term

Borrowings
680
794
Other Liabilities
77,248
75,653
Total Liabilities
3,832,914
3,829,615
SHAREOWNERS’ EQUITY
Preferred Stock, $
0.01

par value;
3,000,000

shares authorized;
no

shares issued and outstanding
- -
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
17,084,386

and
16,974,513

shares issued and outstanding at December 31, 2025 and 2024, respectively
171
170
Additional Paid-In Capital
41,650
37,684
Retained Earnings
508,443
463,949
Accumulated Other Comprehensive Income (Loss), Net of Tax
2,587
(6,486)
Total Shareowners’

Equity
552,851
495,317
Total Liabilities and Shareowners’

Equity
$
4,385,765
$
4,324,932
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF INCOME
For the Years

Ended December 31,
(Dollars in Thousands, Except Per Share

Data)
2025 2024 2023
INTEREST INCOME
Loans, including Fees $
161,194
$
164,933
$
152,250
Investment Securities:
Taxable
27,399
17,074
18,652
Tax Exempt
43
23
40
Federal Funds Sold and Interest Bearing Deposits
15,751
12,627
10,126
Total Interest Income
204,387
194,657
181,068
INTEREST EXPENSE
Deposits
29,597
32,162
17,582
Short-Term

Borrowings
1,183
1,080
2,051
Subordinated Notes Payable
1,924
2,449
2,427
Other Long-Term

Borrowings
35
28
20
Total Interest Expense
32,739
35,719
22,080
NET INTEREST INCOME
171,648
158,938
158,988
Provision for Credit Losses
5,264
4,031
9,714
Net Interest Income After Provision for Credit Losses
166,384
154,907
149,274
NONINTEREST INCOME
Deposit Fees
22,069
21,346
21,325
Bank Card Fees
14,705
14,707
14,918
Wealth Management

Fees
20,667
19,113
16,337
Mortgage Banking Revenues
16,959
14,343
10,400
Other
7,955
6,467
8,630
Total Noninterest

Income
82,355
75,976
71,610
NONINTEREST EXPENSE
Compensation
107,178
100,721
93,787
Occupancy, Net
27,953
27,982
27,660
Other
31,891
36,612
35,576
Total Noninterest

Expense
167,022
165,315
157,023
INCOME BEFORE INCOME TAXES
81,717
65,568
63,861
Income Tax Expense

20,160
13,924
13,040
NET INCOME $
61,557
$
51,644
$
50,821
Loss Attributable to Noncontrolling Interests
-
1,271
1,437
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
61,557
$
52,915
$
52,258
BASIC NET INCOME PER SHARE $
3.61
$
3.12
$
3.08
DILUTED NET INCOME PER SHARE $
3.60
$
3.12
$
3.07
Average Basic Common

Shares Outstanding
17,055
16,943
16,987
Average Diluted

Common Shares Outstanding
17,102
16,969
17,023
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
For the Years

Ended December 31,
(Dollars in Thousands) 2025 2024 2023
NET INCOME ATTRIBUTABLE

TO COMMON SHAREOWNERS
$
61,557
$
52,915
$
52,258
Other comprehensive income, before

tax:
Investment Securities:
Change in net unrealized loss on securities available-for-sale
13,039
4,199
12,076
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity
1,172
3,134
3,479
Derivative:
Change in net unrealized gain on effective cash flow

derivative
(1,532)
2
(878)
Amortization of discontinued cash flow derivative gain
(203)
-
-
Benefit Plans:
Reclassification adjustment for amortization of prior service cost
102
(239)
156
Reclassification adjustment for amortization of net gain
(1,771)
(116)
112
Defined benefit plan settlement gain
(1,552)
-
(291)
Current year actuarial gain
2,845
13,948
4,905
Total Benefit Plans
(376)
13,593
4,882
Other comprehensive income, before

tax:
12,100
20,928
19,559
Deferred tax expense related to other comprehensive income
(3,027)
(5,268)
(4,476)
Other comprehensive income, net of tax
9,073
15,660
15,083
TOTAL COMPREHENSIVE

INCOME
$
70,630
$
68,575
$
67,341
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK

GROUP,

INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREOWNERS' EQUITY
Accumulated
Other
Comprehensive
(Loss) Gain,

Net of Taxes (Dollars in Thousands, Except Share Data)
Shares
Outstanding
Common
Stock
Additional
Paid-In
Capital
Retained
Earnings Total
Balance, January 1, 2023
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
-
-
1,802
Stock Compensation Plan Transactions, net

106,831
-
1,886
-
-
1,886
Repurchase of Common Stock
(82,540)
-
(2,330)
- -
(2,330)
Balance, December 31, 2024
16,974,513
170
37,684
463,949
(6,486)
495,317
Net Income Attributable to Common Shareowners -
-
-
61,557
-
61,557
Other Comprehensive Income, Net of Tax -
-
-
-
9,073
9,073
Cash Dividends ($
1.00

per share)
-
-
-
(17,063)
-
(17,063)
Stock Based Compensation
-
-
2,324
-
-
2,324
Stock Compensation Plan Transactions, net

109,873
1
1,642
-
-
1,643
Balance, December 31, 2025
17,084,386
171
41,650
508,443
2,587
552,851
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
(Dollars in Thousands) 2025 2024 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Common Shareowners $
61,557
$
52,915
$
52,258
Adjustments to Reconcile Net Income to Cash From Operating Activities:

Provision for Credit Losses
5,264
4,031
9,714

Depreciation
7,409
7,671
7,918

Amortization of Premiums, Discounts, and Fees, net
4,300
4,192
4,221

Amortization of Intangible Assets
107
160
160

Gain on Securities Transactions
-
-
3

Gain on Sale of Subsidiary
(773)
-
-

Pension Settlement Gain
(1,552)
-
(291)

Originations of Loans Held for Sale
(441,019)
(485,901)
(406,803)

Proceeds From Sales of Loans Held for Sale
461,891
494,825
404,332

Mortgage Banking Revenues
(16,959)
(14,343)
(10,400)

Net Additions (Deletions) for Capitalized Mortgage Servicing Rights
9
(102)
419

Stock Compensation
2,324
1,802
1,237

Net Tax Benefit from Stock Compensation
(154)
(5)
(48)

Deferred Income Taxes
1,589
(1,032)
(483)

Net Change in Operating Leases
31
213
79

Net Gain on Sales and Write-Downs of Other Real Estate Owned
(4,486)
(979)
(2,053)

Net Decrease (Increase) in Other Assets
7,482
(12,024)
(1,029)

Net Increase (Decrease) in Other Liabilities
594
12,150
(4,452)

Net Cash Provided By Operating Activities
87,614
63,573
54,782
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:

Purchases
(94,089)
(64,031)
(1,483)

Payments, Maturities, and Calls
283,296
121,638
36,600
Securities Available for Sale:

Purchases
(307,446)
(126,783)
(8,379)

Proceeds from the Sale of Securities
-
-
30,420

Payments, Maturities, and Calls
78,962
63,843
62,861

Purchases
(120)
(9,164)
(13,566)

Net Decrease in Equity Securities
1,327
10,215
10,127
Purchases of Loans Held for Investment
(1,183)
(848)
(2,488)
Net Decrease (Increase) in Loans Held for Investment
34,675
39,258
(226,896)
Proceeds from Sales of Loans
66,857
41,320
47,314
Net Cash Received for Divestitures
2,375
-
-
Proceeds From Sales of Other Real Estate Owned
7,342
1,592
3,995
Purchases of Premises and Equipment, net
(7,589)
(8,688)
(7,046)
Net Cash Provided By (Used In) Investing Activities
64,407
68,352
(68,541)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits
(9,665)
(29,845)
(237,495)
Net Increase (Decrease) in Short-Term Borrowings
21,788
(7,236)
(21,452)
Principal Payments of Subordinated Notes
(10,305)
-
-
Repayment of Other Long-Term Borrowings
-
(116)
(199)
Net Increase in Other Long-Term Borrowings
-
794
-
Dividends Paid
(17,063)
(14,906)
(12,905)
Payments to Repurchase Common Stock
-
(2,330)
(3,710)
Issuance of Common Stock Under Compensation Plans
1,341
1,501
937
Net Cash (Used in) Provided By Financing Activities
(13,904)
(52,138)
(274,824)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
138,117
79,787
(288,583)
Cash and Cash Equivalents at Beginning of Year
391,854
312,067
600,650
Cash and Cash Equivalents at End of Year $
529,971
$
391,854
$
312,067

Supplemental Cash Flow Disclosures:

Interest Paid
$
32,281
$
35,017
$
21,775

Federal Income Taxes Paid
$
12,650
$
3,864
$
8,350

State and Local Income Taxes Paid:
Florida $
1,035
$
2,227
$
735
All Other $
247
$
46
$
33
Supplemental Noncash Items:

Loans Transferred from Held for Investment to Held for Sale, net
$
59,600
$
36,362
$
35,745

Loans and Premises Transferred to Other Real Estate Owned
$
4,424
$
979
$
1,512
Transfer of Temporary Equity to Other Liabilities $
-
$
6,472
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
Basis of Presentation
The consolidated financial statements include the accounts of CCBG and

CCB.

CCB has three primary subsidiaries, which are
wholly owned, Capital City Trust Company,

Capital City Investments and Capital City Home Loans, LLC (“CCHL”).

Prior to
January 1, 2025, the Company maintained a
51
% membership interest in CCHL that was a consolidated entity in the Company’s financial statements.

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

The restricted cash balance at December 31, 2025 and 2024 was $
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

Expected credit loss inherent in non-cancellable
off-balance sheet credit exposures is provided for through the credit loss provision but recorded separately in other liabilities.

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

The reversion period is the period beyond which
management believes it can develop a reasonable and supportable forecast and bridges the gap between the forecast period and
the use of historical default and loss rates.

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

MSRs are amortized to noninterest income
(other income) in proportion to and over the period of estimated net servicing income and are assessed for impairment at each
reporting date.

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

Company also formally assesses, both at the hedge’s
inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in
fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative
is no longer effective in offsetting changes in the

fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the
derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair
value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value,

and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.

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

Subsequent to foreclosure, valuations are periodically performed by management,

and the assets are carried at the lower of carrying amount or fair value less cost to sell.

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
Noncontrolling Interest
Prior to January 1, 2025, the Company maintained a
51
% membership interest in CCHL that was a consolidated entity in the
Company’s financial statements.

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

The redemption value is calculated quarterly and is based on the higher of a predetermined book value or pre-
tax earnings multiple.

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

Revenue is recognized when the Company’s performance

obligation is completed, which is generally monthly for
account maintenance services or when a transaction has been completed.

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
Note 13 – Income Taxes.
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

ASU No. 2023-03, “Income Statement — Reporting Comprehensive

Income — Expense Disaggregation

Disclosures (Subtopic
220-40): Disaggregation of Income Statement

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

Key provisions include new capitalization criteria based
on authorization, funding commitment, and probable completion,

removal of development stages, integrated website guidance,
and enhanced disclosures. ASU 2025-06 is effective for

the Company as of January 1, 2027. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements and disclosures.
ASU 2025-08, “Financial Instruments—Credit Losses

(Topic

326): Purchased Loans.”

The ASU updates the accounting for
purchased loans under ASC 326. The amendments expand the population of loans subject to the “gross-up” accounting model by
eliminating the former distinction between purchased credit

-deteriorated (“PCD”) and non-PCD loans. Under the new guidance, entities will apply a single model for purchased loans by recognizing an allowance for credit losses and adjusting the amortized
cost basis for the associated noncredit discount at acquisition. ASU 2025

-08 is effective for the Company as of January 1, 2027.
The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements and
disclosures.
ASU 2025-11,

“Interim Reporting (Topic

270): Narrow-Scope Improvements.”

The ASU aims to clarify and enhance interim
financial reporting by defining its scope, consolidating GAAP disclosures in Topic 270,

adding a principle for material post-year-
end event disclosure, and refining statement format guidance to improve consistency for all preparers. These changes do not alter
the fundamental requirements of interim reporting but seek to streamline and standardize the process.

ASU 2025-11 is effective
for interim reporting periods beginning after December 15, 2027.

The Company is currently evaluating the provisions of the
amendments and the impact on its future consolidated statements.
ASU 2025-12, “Codification Improvements/”

The ASU was issued to make technical corrections, clarify ambiguous guidance,
and generally streamline the Accounting Standards Codification across various topics, affecting most reporting entities, with key
changes including clarifications for diluted EPS during losses, lease receivable disclosures, beneficial interest calculations, and
treasury stock accounting, aiming for better usability without significantly altering core accounting outcomes.

The Company is
currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

ASU 2025-12 is
effective for the Company as of January 1, 2027.

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

Available for

Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
December 31, 2025
U.S. Government Treasury
$
331,495
$
1,940
$
171
$
-
$
333,264
U.S. Government Agency
174,527
71
2,484
-
172,114
States and Political Subdivisions
36,918
38
2,045
-
34,911
Mortgage-Backed Securities (1)
59,699
2
7,697
-
52,004
Corporate Debt Securities
45,810
-
2,236
(42)
43,532
Other Securities (2)
8,097
-
-
-
8,097
Total

$
656,546
$
2,051
$
14,633
$
(42)
$
643,922
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
403,345

Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
December 31, 2025
U.S. Government Treasury
$
129,782
$
-
$
514
$
129,268
Mortgage-Backed Securities
247,664
930
8,542
240,052
Total

$
377,446
$
930
$
9,056
$
369,320
December 31, 2024
U.S. Government Treasury
$
368,005
$
-
$
6,476
$
361,529
Mortgage-Backed Securities
199,150
16
16,235
182,931
Total

$
567,155
$
16
$
22,711
$
544,460
(1)
Comprised of residential mortgage-backed

securities.
(2)
Includes Federal Home Loan Bank and Federal Reserve Bank recorded at cost of $
3.0

million and $
5.1

million, respectively,

at December 31, 2025 and 2024.

At December 31, 2025, and 2024, the investment portfolio had $
2.1

million and $
2.4

million, respectively, in

equity securities.
These securities do not have a readily determinable fair value and were not credit impaired.

Securities with an amortized cost of $
461.3

million and $
489.5

million at December 31, 2025 and 2024, respectively,

were
pledged to secure public deposits and for other purposes.
At December 31, 2025 and 2024, there were
no

holdings of securities of any one issuer, other than

the U.S. Government and its
agencies, in an amount greater than 10% of shareowners’ equity.

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
no

significant sales of
investment securities during 2025 and 202
4.
Maturity Distribution
.

The following table shows the Company’s

AFS and HTM investment securities maturity distribution
based on contractual maturity at December 31, 2025.

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

Amortized

Fair
(Dollars in Thousands) Cost Value Cost Value
Due in one year or less $
102,643

$
102,057

$
129,782

$
129,268
Due after one through five years

335,400

335,032

-

-
Due after five through ten years
25,188
23,042
- -
Mortgage-Backed Securities

59,699

52,004

247,664

240,052
U.S. Government Agency
125,519
123,690
- -
Other Securities

8,097

8,097

-

-
Total

$
656,546

$
643,922

$
377,446

$
369,320

Unrealized Losses
. The following table summarizes the investment securities with unrealized losses at December 31, aggregated
by major security type and length of time in a continuous unrealized loss position:

Less Than 12 Months Greater Than 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
December 31, 2025
Available for

Sale
U.S. Government Treasury $
31,319

$
22

$
8,902

$
149

$
40,221

$
171
U.S. Government Agency
62,809
182
91,760
2,302
154,569
2,484
States and Political Subdivisions
3,030

124

30,705

1,921

33,735

2,045
Mortgage-Backed Securities

-

-

51,932

7,697

51,932

7,697
Corporate Debt Securities
-
-
42,333
2,236
42,333
2,236
Total

97,158

328

225,632

14,305

322,790

14,633

Held to Maturity
U.S. Government Treasury

-

-

129,268

514

129,268

514
Mortgage-Backed Securities

33,589
98
106,262
8,444
139,851
8,542
Total

$
33,589

$
98

$
235,530

$
8,958

$
269,119

$
9,056
December 31, 2024
Available for

Sale

U.S. Government Treasury $
81,363

$
318

$
14,510

$
616

$
95,873

$
934
U.S. Government Agency
33,155
184
100,844
5,394
133,999
5,578
States and Political Subdivisions

2,728

164

36,654

3,663

39,382

3,827
Mortgage-Backed Securities
54
-
55,409
10,902
55,463
10,902
Corporate Debt Securities
3,093
249
48,369
4,195
51,462
4,444
Total

120,393

915

255,786

24,770

376,179

25,685

Held to Maturity
U.S. Government Treasury

-

-

361,529

6,476

361,529

6,476
Mortgage-Backed Securities
58,230
1,000
119,353
15,235
177,583
16,235
Total

$
58,230

$
1,000

$
480,882

$
21,711

$
539,112

$
22,711
At December 31, 2025, there were
736

positions (combined AFS and HTM securities) with pre-tax unrealized losses totaling
$
23.7

million.

At December 31, 2024 there were
856

positions (combined AFS and HTM securities) with pre-tax unrealized losses totaling $
48.4

million.

For 2025,
29

of these of these positions were U.S. Treasury bonds

and carry the full faith and credit
of the U.S. Government.

625

of these positions were U.S. government agency and mortgage-backed securities issued by U.S.
government sponsored entities.

We believe the

long history of
no

credit losses on government securities indicates that the
expectation of nonpayment of the amortized cost basis is
zero
.

The remaining
82

positions (municipal securities and corporate
bonds) have a credit component.

At December 31, 2025, all collateralized mortgage obligation securities (“CMO”), MBS,

Small
Business Administration securities (“SBA”), U.S. Agency,

and U.S. Treasury bonds held were AA1 or above rated.

At December
31, 2025, corporate debt securities had an allowance for credit losses of $
42

thousand.

No
ne of the securities held by the
Company were past due or in nonaccrual status at December 31, 2025.
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

FOR CREDIT LOSSES
Loan Portfolio Composition
.

The composition of the HFI loan portfolio at December 31 was as follows:

(Dollars in Thousands) 2025 2024
Commercial, Financial and Agricultural $
180,341

$
189,208
Real Estate – Construction

146,920

219,994
Real Estate – Commercial Mortgage

768,731

779,095
Real Estate – Residential (1)

1,025,690

1,042,504
Real Estate – Home Equity

240,897

220,064
Consumer (2)

183,539

200,685
Loans Held for Investment, Net of Unearned Income $
2,546,118

$
2,651,550
(1)

Includes loans in process with outstanding balances

of $
5.6

million and $
13.6

million for 2025 and 2024, respectively.
(2)

Includes overdraft balances of $
1.2

million at December 31, 2025 and 2024.
Net deferred costs, which include premiums on purchased loans, included in loans were $
8.6

million at December 31, 2025 and
$
8.3

million at December 31, 2024.

Accrued interest receivable on loans which is excluded from amortized cost totaled $
9.8

million at December 31, 2025 and $
10.3
million at December 31, 2024, and is reported separately in Other Assets.

The Company has pledged a floating lien on certain 1-4 family residential mortgage loans, commercial real estate mortgage loans,
and home equity loans to support available borrowing capacity at the FHLB and has pledged a blanket floating lien on all
consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve Bank of
Atlanta.

Loan Purchases and Sales
. During the year ended December 31, 2025, the Company sold loans classified as held for investment
totaling $
4.7

million, resulting in a net loss of $
0.2

million. The Company retained no continuing interest in the loans sold.
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

Real Estate
Commercial

Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
2025
Beginning Balance $
1,514
$
2,384
$
5,867
$
14,568
$
1,952
$
2,966
$
29,251

Provision for Credit Losses
688
(703)
950
680
393
3,327
5,335

Charge-Offs
(782)
-
(4)
(136)
(44)
(5,954)
(6,920)

Recoveries

331
-
46
205
67
2,686
3,335

Net (Charge-Offs) Recoveries
(451)
-
42
69
23
(3,268)
(3,585)
Ending Balance $
1,751
$
1,681
$
6,859
$
15,317
$
2,368
$
3,025
$
31,001
2024
Beginning Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941

Provision for Credit Losses
1,165
(74)
(173)
(603)
129
4,531
4,975

Charge-Offs
(1,512)
(47)
(3)
(61)
(132)
(7,627)
(9,382)

Recoveries
379
3
261
176
137
2,761
3,717

Net (Charge-Offs) Recoveries
(1,133)
(44)
258
115
5
(4,866)
(5,665)
Ending Balance $
1,514
$
2,384
$
5,867
$
14,568
$
1,952
$
2,966
$
29,251
2023
Beginning Balance $
1,506
$
2,654
$
4,815
$
10,741
$
1,864
$
3,488
$
25,068

Provision for Credit Losses
210
(154)
1,035
4,141
(233)
4,596
9,595

Charge-Offs
(511)
-
(120)
(79)
(39)
(8,543)
(9,292)

Recoveries
277
2
52
253
226
3,760
4,570

Net (Charge-Offs) Recoveries
(234)
2
(68)
174
187
(4,783)
(4,722)
Ending Balance $
1,482
$
2,502
$
5,782
$
15,056
$
1,818
$
3,301
$
29,941
The $
1.8

million increase in the allowance for credit losses in 2025 reflected a credit loss provision of $
5.3

million and net loan
charge-offs of $
3.6

million.

The $
0.7

million decrease in the allowance for credit losses in 2024 reflected a credit loss provision
of $
5.0

million and net loan charge-offs of $
5.7

million.

The increase in the allowance in 2025 was primarily attributable to qualitative factor adjustments that were partially offset by lower loan balances.

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

60-89

90 +

Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
2025
Commercial, Financial and Agricultural $
537
$
172
$
-
$
709
$
178,354
$
1,278
$
180,341
Real Estate – Construction

295
-
-
295
146,625
-
146,920
Real Estate – Commercial Mortgage

1,386
-
-
1,386
764,785
2,560
768,731
Real Estate – Residential

807
1,930
-
2,737
1,020,810
2,143
1,025,690
Real Estate – Home Equity

67
-
-
67
239,061
1,769
240,897
Consumer

1,561
262
-
1,823
180,871
845
183,539
Total $
4,653
$
2,364
$
-
$
7,017
$
2,530,506
$
8,595
$
2,546,118
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
2025

and 2024.

The following table presents the amortized cost basis of loans in nonaccrual status and loans past due over 90 days and still on
accrual by class of loans.

2025

2024
Nonaccrual Nonaccrual 90 + Days Nonaccrual Nonaccrual 90 + Days
With No With Still With No With Still
(Dollars in Thousands) ACL

ACL

Accruing ACL

ACL

Accruing
Commercial, Financial and Agricultural $
1,038
$
240
$
-
$
-
$
37
$
-
Real Estate – Construction

-
-
-
-
-
-
Real Estate – Commercial Mortgage

753
1,807
-
427
139
-
Real Estate – Residential

1,275
868
-
2,046
1,081
-
Real Estate – Home Equity

1,382
387
-
509
1,273
-
Consumer

-
845
-
-
790
-
Total

Nonaccrual Loans
$
4,448
$
4,147
$
-
$
2,982
$
3,320
$
-

Collateral Dependent Loans
.

The following table presents the amortized cost basis of collateral dependent loans at December 31:

2025 2024
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands)
Secured
Secured
Secured
Secured
Commercial, Financial and Agricultural $
-
$
1,087
$
-
$
39
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
2,450
-
427
-
Real Estate – Residential
1,275
-
2,476
-
Real Estate – Home Equity
1,561
-
651
-
Consumer
-
-
-
55
Total $
5,286
$
1,087
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
.

At December 31, 2025 and 2024, the Company had $
0.2

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
The financial effects of the loan modifications made to borrowers during the 12 months ended December 31, 2025 and 2024 were
not significant.

During the year ended December 31, 2025, the Company modified three

commercial mortgage loans to borrowers experiencing
financial difficulty.

One

loan for $
2.5

million at the modification date was provided a
6
-month interest only extension in
exchange for additional collateral and had a $
2.1

million balance at December 31, 2025.

Two

loans totaling $
1.4

million were
provided a
5
-month interest only forbearance period, and the outstanding balances at the modification date remained unchanged at
December 31, 2025.

All
three

loans were current with no payment delay at December 31, 2025.

During the year ended December 31, 2024, the Company modified one

commercial mortgage loan due to the borrower
experiencing financial difficulty.

The balance of the loan at December 31, 2024 was $
0.3

million. The Company reduced the
interest rate on the loan by
1
% in addition to extending the term of the loan from
5

to
20

years.

The loan was on non-accrual
status at December 31, 2024 and did not have a payment delay as of December 31,

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

In addition, total borrower
exposure limits are established, and concentration risk is monitored.

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
Performing/Nonperforming – Loans within certain homogenous

loan pools (home equity and consumer) are not individually
reviewed but are monitored for credit quality via the aging status of the loan and by payment activity.

The performing or
nonperforming status is updated on an on-going basis dependent upon improvement and deterioration in credit quality.

The following tables summarize gross loans held for investment at December

31, 2025

and December 31, 2024

and current period
gross write-offs for each of the 12-month periods ended

December 31, 2025 and December 31, 2024

by years of origination and
internally assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

(Dollars in Thousands)
Term Loans by Origination Year Revolving
December 31, 2025
2025 2024 2023 2022 2021 Prior Loans Total
Commercial, Financial,
Agricultural:
Pass $
37,680
$
23,425
$
22,907
$
23,068
$
10,922
$
8,740
$
48,354
$
175,096
Special Mention
322
121
2,740
63
4
180
163
3,593
Substandard

-

146

95

245

16

36

1,114

1,652
Total
$
38,002
$
23,692
$
25,742
$
23,376
$
10,942
$
8,956
$
49,631
$
180,341
Current-Period Gross
Writeoffs $
-
$
209
$
114
$
344
$
70
$
1
$
44
$
782
Real Estate - Construction:
Pass $
76,850
$
39,024
$
3,298
$
14,996
$
53
$
187
$
9,295
$
143,703
Special Mention
-
-
372
2,127
-
-
-
2,499
Substandard

-

-

718

-

-

-

-

718
Total
$
76,850
$
39,024
$
4,388
$
17,123
$
53
$
187
$
9,295
$
146,920
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Real Estate - Commercial
Mortgage:
Pass $
93,723
$
76,348
$
101,262
$
174,959
$
92,388
$
152,307
$
22,555
$
713,542
Special Mention
9,830
4,477
5,725
20,547
3,922
4,074
720
49,295
Substandard

750

1,402

98

418

1,229

1,847

150

5,894
Total
$
104,303
$
82,227
$
107,085
$
195,924
$
97,539
$
158,228
$
23,425
$
768,731
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
4
$
-
$
4
Real Estate - Residential:
Pass $
142,278
$
130,895
$
269,844
$
316,402
$
59,950
$
87,545
$
10,521
$
1,017,435
Special Mention
-
-
-
116
954
807
378
2,255
Substandard

-

558

429

1,201

1,310

2,341

161

6,000
Total

$
142,278
$
131,453
$
270,273
$
317,719
$
62,214
$
90,693
$
11,060
$
1,025,690
Current-Period Gross
Writeoffs
$
-
$
27
$
59
$
32
$
-
$
18
$
-
$
136
Real Estate - Home
Equity:
Performing
$
391
$
9
$
411
$
19
$
106
$
587
$
237,678
$
239,201
Nonperforming
-
-
-
-
-
-
1,696
1,696
Total

$
391

9

411

19

106

587

239,374

240,897
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
9
$
35
$
44
Consumer:
Performing
$
63,443
$
21,866
$
27,919
$
31,464
$
21,524
$
5,164
$
11,315
$
182,695
Nonperforming
186
191
149
215
72
31
-
844
Total

$
63,629
$
22,057
$
28,068
$
31,679
$
21,596
$
5,195
$
11,315
$
183,539
Current-Period Gross
Writeoffs
$
2,789
$
376
$
1,003
$
1,036
$
454
$
144
$
152
$
5,954

(Dollars in Thousands)
Term Loans by Origination Year Revolving
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

December 31, 2025 December 31, 2024
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
20,944
$
21,695
$
28,117
$
28,672
Residential Mortgage Loan Commitments (1)
20,699
464
15,000
248
Forward Sales Contracts (2)
25,500
(84)
16,000
96
$
22,075
$
29,016
(1) Recorded in other assets at fair value
(2)
Recorded in other liabilities and other assets at fair value at December 31, 2025 and 2024, respectively
At December 31, 2025 and 2024, the Company had
no

residential mortgage loans held for sale 30-89 days past due or on nonaccrual status.

Mortgage banking revenues for the year ended December 31, were as follows:

(Dollars in Thousands) 2025 2024 2023
Net realized gain on sales of mortgage loans $
13,605
$
11,492
$
5,297
Net change in unrealized gain on mortgage loans held for sale
326
(384)
(252)
Net change in the fair value of mortgage loan commitments
216
(275)
(296)
Net change in the fair value of forward sales contracts
(180)
305
(395)
Pair-Offs on net settlement of forward

sales contracts
(473)
331
367
Mortgage servicing rights additions
167
303
651
Net origination fees
3,298
2,571
5,028
Total mortgage banking

revenues
$
16,959
$
14,343
$
10,400
Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.

The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.

The following represents a summary of mortgage servicing rights.

(Dollars in Thousands) 2025 2024
Number of residential mortgage loans serviced for others
456
504
Outstanding principal balance of residential mortgage loans serviced for others
$
118,429
$
135,416
Weighted average

interest rate
5.69%
5.86%
Remaining contractual term (in months)
354
348
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

Administration.

At December 31, 2025, the servicing portfolio balance consisted of the following loan types: FNMA (
61.2
%), GNMA (
4.4
%), and private investor (
34.4
%).

FNMA and private investor loans are
structured as actual/actual payment remittance.
At December 31, 2025 and 2024, the Company did
no
t have delinquent residential mortgage loans currently in GNMA pools serviced by the Company.

The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,

in the Consolidated Statements of Financial Condition.

The Company had
no

repurchases for
the 12 months ended December 31, 2025 and 2024, of GNMA delinquent or defaulted mortgage loans with the intention to
modify their terms and include the loans in new GNMA pools.

Activity in the capitalized mortgage servicing rights for the year ended

December 31 was as follows:

(Dollars in Thousands) 2025 2024 2023
Beginning balance $
933
$
831
$
2,599
Additions due to loans sold with servicing retained
167
303
651
Deletions and amortization
(176)
(201)
(232)
Sale of Servicing Rights (1)
-
-
(2,187)
Ending balance $
924
$
933
$
831
(1)
In 2023, the Company sold an MSR portfolio with an unpaid principal balance of

$
334

million for a sales price of $
4.0

million,
recognizing a $
1.38

million gain on sale, recorded

in other noninterest income on the Consolidated

Statement of Income.
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the years ended December 31,
2025

and 2024.

The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights at December 31, were
as follows:

2025 2024
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
8.50%
18.73%
9.14%
18.88%
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
13.05
% at December 31, 2025 and
13.44
% at December 31, 2024.

Warehouse

Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
December 31, 2025:

Amounts
(Dollars in Thousands) Outstanding
$
20

million master repurchase agreement without defined expiration.

Interest is at the SOFR rate plus
2.25%

to plus
3.25%
, with a floor rate of
3.25%

to
4.25%
.

A cash pledge deposit of $
0.1

million is
required by the lender.
$
13,104
$
25

million warehouse line of credit agreement expiring in
June 2026
.

Interest is at the SOFR plus
2.50%
to
3.00%
.
14,970
$
28,074
Warehouse

line borrowings are classified as short-term borrowings.

At December 31, 2024, warehouse line borrowings totaled
$
1.9

million.

At December 31, 2025, the Company had mortgage loans held for sale pledged as collateral under the above
warehouse lines of credit and master repurchase agreements.

The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets and maximum debt to net
worth ratio, as defined in the agreements.

The Company was in compliance with all significant debt covenants at December

31,
2025.

The Company intends to renew the warehouse lines of credit and master repurchase agreements when they mature.
The Company extended a $
50

million warehouse line of credit to CCHL.

Balances and transactions under this line of credit were
eliminated in the Company’s

consolidated financial statements and thus not included in the total short-term borrowings noted on
the Consolidated Statement of Financial Condition.

The line of credit was discontinued in December 2025.

The balance of this
line of credit at December 31, 2024 was $
32.8

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
debt.

Cash Flow Hedges of Interest Rate Risk
At December 31, 2024, the Company maintained interest rate swaps with notional amounts totaling $
30

million designated as a
cash flow hedge for subordinated debt.

Under the swap arrangement, the Company paid a fixed interest rate of
2.50
% and
received

a variable interest rate based on three-month CME Term

SOFR (secured overnight financing rate).

In October 2025, the
Company terminated the swaps and derecognized the derivative assets. The unrealized gain of $
2.7

million is deferred in
accumulated other comprehensive income and will be amortized on a straight-line basis into interest expense through the
remaining term of the original cash flow hedge. The Company estimates there will be approximately $
0.8

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

Amount of Gain Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
December 31, 2025 Interest Expense $
2,676

$
1,102

December 31, 2024 Interest Expense $
3,971

$
1,459

December 31, 2023 Interest Expense $
3,969

$
1,395

At December 31, 2024, the Company had a collateral liability of $
5.5

million.
Note 6
PREMISES AND EQUIPMENT
The composition of the Company’s

premises and equipment at December 31 was as follows:

(Dollars in Thousands) 2025 2024
Land $
21,391
$
22,251
Buildings
106,104
111,313
Fixtures and Equipment
58,921
64,528
Total Premises and Equipment
186,416
198,092
Accumulated Depreciation
(106,959)
(116,140)
Premises and Equipment, Net $
79,457
$
81,952
Depreciation expense for the above premises and equipment was approximately

$
7.4
. million, $
7.7

million, and $
7.9

million in
2025, 2024, and 2023, respectively
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

is recognized on a
straight-line basis over the lease term and is recorded in occupancy expense in the Consolidated Statement of Income.

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

At December 31, 2025, the operating lease ROU assets and liabilities were $
26.3
million and $
26.9

million, respectively.

At December 31, 2024, the operating lease ROU assets and liabilities were $
24.9

million
and $
25.5

million, respectively. The

Company recognized $
0.1

million and $
0.7

million of rental income during the 12 months
ended December 31, 2025 and 2024,

respectively, for a lease that terminated

in February 2025. The Company does not have any
finance leases.
The table below summarizes our lease expense and other information at

December 31, related to the Company’s

operating leases:

(Dollars in Thousands) 2025 2024 2023
Operating lease expense
$
3,604
$
3,347
$
2,919
Short-term lease expense
857
838
622
Total lease expense $
4,461
$
4,185
$
3,541
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
3,574
$
3,147
$
2,847
Right-of-use assets obtained in exchange for new operating lease liabilities
4,069
395
6,748
Weighted-average

remaining lease term — operating leases (in years)
15.7
16.4
16.9
Weighted-average

discount rate — operating leases
3.7
%
3.6
%
3.5
%

The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) December 31, 2025
2026 $
3,601
2027
3,397
2028
3,111
2029
2,880
2030
2,848
2031 and thereafter
18,445
Total $
34,282
Less: Interest
(7,350)
Present Value

of Lease Liability
$
26,932
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

Note 8
GOODWILL AND OTHER INTANGIBLES
At December 31, 2025 and 2024, the Company had goodwill of $
89.1

and $
91.8

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
2.8

million and a customer relationship
intangible asset (
10 year

life) of $
1.6

million.

In September 2025, CCSW was sold resulting in $
2.8

million and $
0.9

million
reduction in goodwill and customer relationship
intangible asset
, respectively.

Amortization expense related to the customer
relationship intangible totaled $
0.1

million and $
0.2

million in 2025 and 2024, respectively.

The intangible asset balance as of
December 31, 2024 was $
1.0

million.

The Company evaluates goodwill for impairment as defined by ASC Topic

350. During the fourth quarter of 2025, the Company
performed its annual goodwill impairment testing and determined that
no

goodwill impairment existed at December 31, 2025 and
no

goodwill impairment existed at December 31, 2024.
Note 9
OTHER REAL ESTATE

OWNED
The following table presents other real estate owned activity at December 31,

(Dollars in Thousands) 2025 2024 2023
Beginning Balance $
367
$
1
$
431
Additions
4,424
979
1,512
Valuation

Write-Downs
(28)
-
(16)
Sales
(2,827)
(613)
(1,926)
Ending Balance $
1,936
$
367
$
1

Net expenses applicable to other real estate owned for the three years ended December

31, were as follows:
(Dollars in Thousands) 2025 2024 2023
Gains from the Sale of Properties $
(4,514)
$
(980)
$
(2,072)
Losses from the Sale of Properties
-
1
3
Rental Income from Properties
-
(5)
-
Property Carrying Costs
177
116
84
Valuation

Adjustments
28
-
16
Total $
(4,309)
$
(868)
$
(1,969)
Note 10
DEPOSITS
The composition of the Company’s

interest bearing deposits at December 31 was as follows:

(Dollars in Thousands) 2025 2024
NOW Accounts $
1,322,114
$
1,285,281
Money Market Accounts
390,888
404,396
Savings Deposits
503,485
506,766
Time Deposits
193,939
169,280
Total Interest Bearing

Deposits
$
2,410,426
$
2,365,723
At December 31, 2025 and 2024, $
1.2

million in overdrawn deposit accounts were reclassified as loans.

The amount of time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $
76.0

million and $
56.8

million at
December 31, 2025 and 2024, respectively.
At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands) 2025
2026 $
174,907
2027
11,610
2028
3,170
2029
1,563
2030
2,689
Total $
193,939

Interest expense on deposits for the three years ended December 31 was as follows:
(Dollars in Thousands) 2025 2024 2023
NOW Accounts $
15,441
$
16,835
$
12,375
Money Market Accounts
8,594
9,957
3,670
Savings Deposits
666
723
598
Time Deposits < $250,000
3,183
3,579
117
Time Deposits > $250,000
1,713
1,068
822
Total Interest Expense $
29,597
$
32,162
$
17,582
Note 11
SHORT-TERM BORROWINGS
Short-term borrowings included the following:

(Dollars in Thousands)
Federal Funds
Purchased
Securities

Sold Under
Repurchase
Agreements (1)
Other

Short-Term
Borrowings (2)
2025
Balance at December 31 $
-
$
22,018
$
28,074
Maximum indebtedness at any month end
-
43,681
28,074
Daily average indebtedness outstanding
2
23,728
12,947
Average rate paid

for the year
4.58
%
2.58
%
4.40
%
Average rate paid

on period-end borrowings
-
%
2.44
%
5.31
%
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
(2)
Comprised of warehouse lines of credit totaling $
28.1

million and $
1.9

million at December 31, 2025 and 2024, respectively.

Note 12
LONG-TERM BORROWINGS
Federal Home Loan Bank Advances.

The Company had one FHLB long-term advance for $
0.1

million at December 31, 2024.
This outstanding balance was reclassified to Short-Term

Borrowings in 2024,
matured in 2025, and had a rate of 4.80%.

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

after the
issuance date.

For the year ended December 31, 2025, $
0.1

million of the balance was forgiven, and the carrying amount of the
notes payable was $
0.7

million at December 31, 2025.
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
10.0

million in face value of trust
preferred securities that were auctioned as part of a liquidation of a pooled collateralized debt obligation fund.

During the second
quarter of 2025, the Company made a principal payment of $
5.1

million on this note.

The trust preferred securities were
originally issued through CCBG Capital Trust I.
In May 2005, CCBG Capital Trust II issued

$
31.0

million of trust preferred securities which represent interest in the assets of the trust.

The interest payments are due quarterly and adjusted quarterly to a variable rate

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

During the second quarter of 2025, the Company made a principal payment of $
5.1

million on this note.

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

At December 31, 2025, the Company has paid all interest payments in full.

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
15.0

million and $
26.0

million, respectively, in

trust preferred securities issued by these
subsidiary trusts are included in the Tier 1 Capital of

Capital City Bank Group, Inc. as allowed by Federal Reserve guidelines.

Note 13

INCOME TAXES
The provision for income taxes reflected in the Consolidated Statements of Comprehensive

Income is comprised of the following
components:

(Dollars in Thousands) 2025 2024 2023
Current:
Federal $
16,482
$
13,388
$
11,630
State
2,089
1,568
1,893
18,571
14,956
13,523
Deferred:
Federal
1,077
(877)
(391)
State
673
(116)
(351)
Change in Valuation

Allowance
(161)
(39)
259
1,589
(1,032)
(483)
Total:
Federal
17,559
12,511
11,239
State
2,762
1,452
1,542
Change in Valuation

Allowance
(161)
(39)
259
Total $
20,160
$
13,924
$
13,040
Income taxes provided were different than the tax expense

computed by applying the statutory federal income tax rate of
21
% to
pre-tax income as a result of the following:

(Dollars in Thousands) 2025 2024 2023
Tax Expense at Federal

Statutory Rate
$
17,161
21.0
% $
13,769
21.0
% $
13,411
21.0
%
State Taxes, Net of Federal

Benefit
(1)
2,021
2.5
1,040
1.6
1,401
2.2
Federal Tax Credits: Renewable

Energy
(2)
184
0.2
(2,093)
(3.2)
(1,938)
(3.0)
Nontaxable or Nondeductible Items:
Tax Exempt Interest

Income, Net of Interest Expense
Disallowance
(120)
(0.1)
(161)
(0.3)
(259)
(0.4)
Tax-Exempt Cash Surrender

Value

Life Insurance
Benefit
(211)
(0.3)
(201)
(0.3)
(187)
(0.3)
Other
1,309
1.6
1,025
1.6
484
0.7
Changes in Unrecognized Tax

Benefits
36
0.1
66
0.1
77
0.1
Other Adjustments:
Noncontrolling Interest
-
-
340
0.5
293
0.5
Other Items, Net
(220)
(0.3)
139
0.2
(242)
(0.4)
Actual Tax Expense $
20,160
24.7
% $
13,924
21.2
% $
13,040
20.4
%
(1)

Comprised primarily of Florida State Taxes
(2)

Tax credits from renewable

energy tax equity investments accounted for under the

deferral method, which results in tax benefits
in earlier periods and tax expense in later periods as the investment yield is recognized.
Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting
purposes and for income tax return purposes.

These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.

The net deferred tax asset and the temporary differences comprising that balance at December 31, 2025 and 2024 are as follows:

(Dollars in Thousands) 2025 2024
Deferred Tax Assets Attributable

to:
Allowance for Credit Losses $
7,550
$
7,168
State Net Operating Loss and Tax

Credit Carry-Forwards
1,730
1,976
Other Real Estate Owned
1,236
964
Accrued SERP Liability
2,363
2,548
Lease Liability
6,826
5,639
Net Unrealized Losses on Investment Securities
3,217
6,779
Investment in Partnership
796
4,404
Other
6,451
2,808
Total Deferred

Tax Assets
$
30,169
$
32,286
Deferred Tax Liabilities

Attributable to:
Depreciation on Premises and Equipment $
3,982
$
3,538
Deferred Loan Fees and Costs
5,070
3,543
Intangible Assets
2,689
3,378
Accrued Pension/SERP
3,206
3,302
Accrued Pension Liability
1,754
1,217
Right of Use Asset
6,662
5,510
Investments
469
469
Other
1,569
1,784
Total Deferred

Tax Liabilities
25,401
22,741
Valuation

Allowance
1,730
1,891
Net Deferred Tax Asset $
3,038
$
7,654
In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of certain state net
operating loss carry-forwards and certain state tax credit carry-forwards expected to expire prior to utilization, will be realized.

Accordingly, a valuation

allowance of $
1.7

million and $
1.9

million is recorded at December 31, 2025 and December 31, 2024, respectively.

At December 31, 2025, the Company had state loss and tax credit carry-forwards of approximately $
1.7

million,
which expire at various dates from 202 6 through 2037 .
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:.

(Dollars in Thousands) 2025 2024 2023
Balance at January 1, $
316
$
233
$
136
Additions Based on Tax

Positions Related to Current Year
47
83
97
Balance at December 31 $
363
$
316
$
233
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

There were
no

penalties and interest related to income taxes recorded in the Consolidated
Statements of Income for the years ended December 31, 2025, 2024,

and 2023.

There were
no

amounts accrued in the
Consolidated Statements of Financial Condition for penalties and interest as of December 31, 2025 and 2024.
The Company files a consolidated U.S. federal income tax return and a separate U.S. federal income tax return for CCHL. Each
subsidiary files various returns in states where its banking offices are located.

The Company is generally no longer subject to
U.S. federal or state tax examinations for years before 2022.

Note 14
STOCK-BASED COMPENSATION

At December 31, 2025, the Company had three stock-based compensation plans, consisting of the 2021 Associate Incentive Plan
(“AIP”), the 2021 Associate Stock Purchase Plan (“ASPP”), and

the 2021 Director Stock Purchase Plan (“DSPP”).

These plans,
which were approved by the shareowners in April 2021, replaced substantially similar plans approved by the shareowners in
2011.

Total compensation

expense associated with these plans for the years ended December 31, 2025, 2024 and

2023 was $
3.2
million, $
2.7

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

At base level targets, the grant-date fair value of the
shares eligible to be awarded in 2025 was approximately $
1.3

million.

For 2025, a total of
34,852

shares were eligible for
issuance, but additional shares could be earned if performance exceeded established goals.

A total of
55,049

shares were earned
for 2025 that were issued in January 2026.

For the years ended December 31, 2025, 2024 and 2023, Directors earned
8,230
,
10,870

and
8,840

shares, respectively, under the

Plan. The Company recognized expense of $
2.5

million, $
1.8

million, and $
1.1
million for the years ended December 31, 2025, 2024 and 2023, respectively

,

related to the AIP.

Executive Long-Term

Incentive Plan (“LTIP”)
.

The Company has established a Performance Share Unit Plan under the provisions of the AIP that allows William G. Smith,

Jr., the Chairman and Chief

Executive Officer of CCBG, Inc,

Thomas A.
Barron, the President of CCBG, Inc., and Bethany Corum, the President

of CCB, to earn shares based on the compound annual
growth rate in diluted earnings per share over a three-year period.

The Company recognized expense of $
0.5

million, $
0.7
million, and $
0.9

million for the years ended December 31, 2025, 2024 and 2023, respectively.

Shares issued under the plan were
15,092
,
17,334
, and
4,909

for the years ended December 31, 2025, 2024 and 2023, respectively.

A total of
13,436

shares were
earned in 2025

that were issued in January 2026.

After deducting the shares earned, but not issued, in 2025 under the AIP and

LTIP,
337,894

shares remain eligible for issuance
under the 2021 AIP.

DSPP.

The Company’s DSPP allows the directors

to purchase the Company’s common

stock at a price equal to
90
% of the
closing price on the date of purchase.

Stock purchases under the DSPP are limited to the amount of the directors’ annual retainer and meeting fees.

Under the DSPP,

there were
300,000

shares reserved for issuance.

The Company recognized $
0.1

million in
expense under the DSPP for each of the years ended December 31, 2025,

2024

and 2023.

The Company issued shares under the
DSPP totaling
12,147
,
14,969

and
13,090

for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31,
2025, there were
225,455

shares eligible for issuance under the DSPP.
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

Under the ASPP,

there were
400,000

shares of common stock
reserved for issuance.

The Company recognized $
0.1

million, $
0.2

million and $
0.1

million in expense under the ASPP for each
of the years ended December 31, 2025, 2024 and 2023, respectively.

The Company issued shares under the ASPP totaling
22,703
,
37,019

and
17,651

for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025,
269,400
shares remained eligible for issuance under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights
granted under the ASPP was $
5.98

for 2025.

For 2024 and 2023, the weighted average fair value purchase right granted was
$
4.74

and $
5.32
, respectively.

In calculating compensation, the fair value of each stock purchase right was estimated on the date
of grant using the following weighted average assumptions:

2025 2024 2023
Dividend yield
2.6
%
3.0
%
2.3
%
Expected volatility
19.0
%
21.1
%
22.5
%
Risk-free interest rate
3.9
%
4.8
%
5.1
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

(Dollars in Thousands) 2025 2024 2023
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
123,019
$
120,287
$
108,151
Service Cost
3,441
3,715
3,488
Interest Cost
6,706
6,097
5,831
Actuarial Loss (Gain)
2,813
(1,974)
6,936
Benefits Paid
(2,320)
(4,829)
(3,843)
Expenses Paid
(368)
(277)
(276)
Settlements
(12,600)
-
-
Projected Benefit Obligation at End of Year $
120,691
$
123,019
$
120,287
Change in Plan Assets:
Fair Value

of Plan Assets at Beginning of Year
$
140,477
$
125,295
$
104,276
Actual Return on Plan Assets
16,956
20,288
19,138
Employer Contributions
-
-
6,000
Benefits Paid
(2,320)
(4,829)
(3,843)
Expenses Paid
(368)
(277)
(276)
Settlements
(12,600)
-
-
Fair Value

of Plan Assets at End of Year
$
142,145
$
140,477
$
125,295
Funded Status of Plan and Prepaid Asset Recognized at End of Year:
Other Assets $
21,454
$
17,458
$
5,008
Accumulated Benefit Obligation at End of Year $
103,427
$
105,201
$
102,642
Components of Net Periodic Benefit (Income) Costs:
Service Cost $
3,441
$
3,715
$
3,488
Interest Cost
6,706
6,097
5,831
Expected Return on Plan Assets
(9,058)
(8,117)
(6,805)
Amortization of Prior Service Costs
-
-
5
Net (Gain) Loss Amortization
(1,654)
165
934
Net Gain Settlements
(1,552)
-
-
Net Periodic Benefit (Income) Cost $
(2,117)
$
1,860
$
3,453
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
5.67%
5.82%
5.29%
Rate of Compensation Increase (1)
4.67%
4.75%
5.10%
Measurement Date 12/31/25 12/31/24 12/31/23
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
5.82%
5.29%
5.63%
Expected Return on Plan Assets
6.75%
6.75%
6.75%
Rate of Compensation Increase (1)
4.67%
4.75%
5.10%
Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Gain

$
(5,085)
$
(14,145)
$
(5,397)
Prior Service Cost
-
-
(5)
Net Gain (Loss)
3,206
(165)
(934)
Deferred Tax Expense
476
3,628
1,606
Other Comprehensive Income, net of tax $
(1,403)
$
(10,682)
$
(4,730)
Amounts Recognized in Accumulated Other Comprehensive (Income)

Loss:
Net Actuarial (Gain) Loss $
(14,867)
$
(12,988)
$
1,322
Deferred Tax Expense

(Benefit)
3,769
3,293
(335)
Accumulated Other Comprehensive (Income) Loss, net of tax $
(11,098)
$
(9,695)
$
987
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.

During 2025, lump sum payments made under the Company’s

defined benefit pension plan triggered settlement accounting, which resulted in a $
1.6

million settlement gain in accordance with applicable accounting guidance for defined benefit plans.

The
Company recorded
no

settlement gains or losses during 2024 and 2023.

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
1.9

million of the net actuarial gain reflected in accumulated other comprehensive income at
December 31, 2025 as a component of net periodic benefit cost during 202

6.
Plan Assets.
The Company’s pension

plan asset allocation at December 31, 2025 and 2024, and the target asset allocation at
December 31, 2025 are as follows:

Target Percentage of Plan
Allocation Assets at December 31 (1)
2026 2025 2024
Equity Securities
50
%
55
%
73
%
Debt Securities
50
%
42
%
20
%
Cash and Cash Equivalents (2)
-
%
3
%
7
%
Total
100
%
100
%
100
%
(1)
Represents asset allocation at December 31 which

may differ from the average target

allocation for the year due to the year-
end cash contribution to the plan.
(2) Cash levels will be maintained in the Plan sufficient to fund expected distributions.
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

The target asset allocation will periodically be adjusted based on market conditions.

For the majority of 2025, the
target asset allocation was within the following investment

allocation ranges: equity securities ranging from
55
% and
75
%, debt
securities ranging from
17
% and
37
%, and cash and cash equivalents ranging from
0
% and
10
%.

In December 2025, the target
asset allocation was changed to the following:
50
% equity securities and
50
% fixed income.

Cash levels will be maintained in the
Plan sufficient to fund expected distributions.

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

Measurements).

(Dollars in Thousands) 2025 2024
Level 1:
U.S. Treasury Securities $
10,352
$
17,039
Mutual Funds
121,288
111,426
Cash and Cash Equivalents
4,417
9,010
Level 2:
Corporate Notes/Bonds
6,088
3,002
Total Fair Value

of Plan Assets
$
142,145
$
140,477

Expected Benefit Payments.

At December 31, expected benefit payments related to the defined benefit pension plan were as
follows:
(Dollars in Thousands) 2025
2026 $
11,363
2027
10,680
2028
9,693
2029
9,474
2030
9,225
2031 through 2035
47,772
Total $
98,207
Contributions.

The following table details the amounts contributed to the pension plan in 2025 and 2024, and the expected
amount to be contributed in 2026.

Expected
Contribution
(Dollars in Thousands)
2024 2025
2026 (1)
Actual Contributions $
-
$
-
$
5,000
(1)

For 2026, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

(Dollars in Thousands) 2025 2024 2023
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year $
10,132
$
9,204
$
10,948
Service Cost
46
37
18
Interest Cost
525
454
501
Actuarial Loss
2,240
198
201
Plan Amendments
-
239
-
Net Settlements
-
-
(2,464)
Projected Benefit Obligation at End of Year $
12,943
$
10,132
$
9,204
Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities $
12,943
$
10,132
$
9,204
Accumulated Benefit Obligation at End of Year $
11,935
$
9,580
$
8,943
Components of Net Periodic Benefit Costs:
Service Cost $
46
$
37
$
18
Interest Cost
525
454
501
Amortization of Prior Service Cost
102
-
151
Net Gain Amortization
(117)
(281)
(531)
Net Gain Settlements
-
-
(291)
Net Periodic Benefit Cost $
556
$
210
$
(152)
Weighted-Average

Assumptions Used to Determine Benefit Obligation:
Discount Rate
5.24%
5.57%
5.11%
Rate of Compensation Increase (1)
4.67%
4.75%
5.10%
Measurement Date 12/31/25 12/31/24 12/31/23
Weighted-Average

Assumptions Used to Determine Benefit Cost:
Discount Rate
5.57%
5.11%
5.45%
Rate of Compensation Increase (1)
4.67%
4.75%
5.10%
Amortization Amounts from Accumulated Other Comprehensive Loss:
Net Actuarial Loss $
2,240
$
198
$
201
Prior Service (Cost) Benefit

(102)
239
(151)
Net Gain
117
281
531
Settlement Gain

-
-
291
Deferred Tax Benefit
(571)
(183)
(222)
Other Comprehensive Loss, net of tax $
1,684
$
535
$
650
Amounts Recognized in Accumulated Other Comprehensive Loss (Income):
Net Actuarial Loss (Gain)

$
2,083
$
(275)
$
(753)
Prior Service Cost
137
239
-
Deferred Tax (Benefit)

Expense

(563)
9
191
Accumulated Other Comprehensive Loss (Income), net of tax $
1,657
$
(27)
$
(562)
(1)

The Company utilized an age-graded approach that varies the rate based on the age of the participants.
The Company expects to recognize approximately $
1.1

million of the net actuarial loss reflected in accumulated other comprehensive loss at December 31, 2025 as a component of net periodic benefit cost during 2026.

In June 2023, lump sum retirement distributions to two plan participants required the application of settlement accounting.

The
amount of the settlement gain was $
0.3

million.

Expected Benefit Payments . As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands) 2025
2026 $
11,208
2027
275
2028
290
2029
266
2030
360
2031 through 2035
1,826
Total $
14,225
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

Matching contributions of
50
% from the Company are made on
participant’s contributions

for up to
6
% of eligible compensation for eligible associates.

Further, in addition to the
50
% match, all
associates hired after December 31, 2019, will receive
3
% of their eligible compensation as a nonelective contribution on each payroll period.

For 2025, the Company made total 401(k) contributions of $
2.6

million.

For 2024 and 2023, the Company made
total 401(k) contributions of $
1.9

million and $
1.7

million, respectively.

The participant may choose to invest their contributions
into thirty-two investment options available to 401(k) participants, including the Company’s common stock.

A total of
50,000
shares of CCBG common stock have been reserved for issuance.

Shares issued to participants have historically been purchased in the open market.

Effective January 1, 2025, the Company amended

its 401(k) Plan to merge and include associates of the CCHL 401(k) Plan,

at
which time the CCHL 401(k) Plan was terminated.

The CCHL 401(k) Plan was previously available to all associates employed by CCHL.

Prior to the termination, the plan allowed participants to contribute any amount, up to the maximum annual limit
allowed by the IRS, of their compensation withheld in any plan year placed in the 401(k) Plan trust account.

A discretionary
matching contribution was determined annually by CCHL.

For 2024

and 2023, matching contributions were made by CCHL up
to
3
% of eligible participant’s compensation

totaling $
0.4

million for each respective year.

Other Plans
The Company has an Amended and Restated Dividend Reinvestment Plan (the

“DRIP”). The DRIP is an “Open Market Only”
plan, which means that shares that participants receive under the DRIP will only be purchased by the plan agent in the open
market. The Company did
no
t issue any new shares under the DRIP in 2025, 2024 and 2023.
Note 16
EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands) 2025 2024 2023
Numerator:
Net Income Attributable to Common Shareowners $
61,557
$
52,915
$
52,258
Denominator:
Denominator for Basic Earnings Per Share Weighted

-Average Shares
17,055
16,943
16,987
Effects of Dilutive Securities Stock Compensation

Plans
47
26
36
Denominator for Diluted Earnings Per Share Adjusted Weighted

-Average

Shares and Assumed Conversions
17,102
16,969
17,023
Basic Earnings Per Share $
3.61
$
3.12
$
3.08
Diluted Earnings Per Share $
3.60
$
3.12
$
3.07

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

Considerations – Capital Regulations” section on page 14.
Management believes, at December 31, 2025 and 2024, that

the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2025, the most recent notification from the Federal Deposit Insurance

Corporation
categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well
capitalized, an institution must maintain minimum common equity

Tier 1, total risk-based, Tier

1 risk based and Tier 1 leverage
ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital

amounts and ratios at December 31, 2025 and 2024 are
presented in the following table.

To Be Well

-
Capitalized Under
Required Prompt
For Capital Corrective
Actual Adequacy Purposes Action Provisions
(Dollars in Thousands) Amount Ratio Amount Ratio Amount Ratio
2025
Common Equity Tier 1:
CCBG
$

464,340
18.56%
$
112,675
4.50%
* *
CCB
431,958
17.27%
112,634
4.50%
$
162,694
6.50%
Tier 1 Capital:
CCBG

505,340
20.20%
150,233
6.00%
* *
CCB
431,958
17.27%
150,179
6.00%
200,238
8.00%
Total Capital:
CCBG
536,638
21.45%
200,311
8.00%
* *
CCB
463,246
18.52%
200,238
8.00%
250,298
10.00%
Tier 1 Leverage:
CCBG
505,340
11.77%
171,789
4.00%
* *
CCB
431,958
10.06%
171,733
4.00%
214,667
5.00%
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

Approval is also required if dividends declared exceed the net profits of the banking subsidiary for that year combined with the
retained net profits for the preceding two years.

In 2026, the bank subsidiary may declare dividends without regulatory approval of $
49.2

million plus an additional amount equal to net profits of the Company’s subsidiary bank for 2026 up to the date of any
such dividend declaration.

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
10,649
(1,295)
(281)
9,073
Balance as of December 31, 2025 $
(9,530)
$
2,676
$
9,441
$
2,587
Balance as of January 1, 2024 $
(25,691)
$
3,970
$
(425)
$
(22,146)
Other comprehensive income during the period
5,512
1
10,147
15,660
Balance as of December 31, 2024 $
(20,179)
$
3,971
$
9,722
$
(6,486)
Balance as of January 1, 2023 $
(37,349)
$
4,625
$
(4,505)
$
(37,229)
Other comprehensive income (loss) during the period
11,658
(655)
4,080
15,083
Balance as of December 31, 2023 $
(25,691)
$
3,970
$
(425)
$
(22,146)
Note 19
RELATED PARTY

TRANSACTIONS
At December 31, 2025 and 2024, certain officers and directors were indebted to the Bank in the aggregate amount of $
5.3

million
and $
4.8

million, respectively.

During 2025 and 2024, $
1.7

million and $
0.7

million in new loans were made, respectively,

and
repayments totaled $
1.2

million and $
2.2

million, respectively.

These loans were all current at December 31, 2025 and 2024.
Deposits from certain directors, executive officers, and

their related interests totaled $
40.9

million and $
42.7

million at December
31, 2025 and 2024, respectively.
The Company leases land from a partnership (Smith Interests General

Partnership L.L.P.)

in which William G. Smith, Jr.

has an
interest.

The Company made lease payments totaling $
0.1

million in 2025, $
0.1

million in 2024, and $
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

each
with rental increases of
5
% at each extension. Further, in accordance with

this lease agreement, the Company made payments of
$
0.5

million in May 2024 and $
0.2

million in July 2025 to the lessor as reimbursement for a portion of the costs related to the development of subject property to support the construction of a new banking office by the Company.

William G. Smith, III, the son of our Chairman

and Chief Executive Officer, William

G. Smith, Jr., is employed as

Chief Lending
Officer at Capital City Bank.

In 2025, William G. Smith, III’s

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

(Dollars in Thousands) 2025 2024 2023
Legal Fees $
1,867
$
1,724
$
1,721
Professional Fees
5,816
6,311
6,245
Telephone
3,030
2,857
2,729
Advertising
3,190
3,111
3,349
Processing Services
9,580
8,411
6,984
Insurance – Other
2,990
3,137
3,120
Pension – Other
(3,489)
(1,675)
76
Pension – Settlement
(1,552)
-
(291)
Other
10,459
12,736
11,643
Total $
31,891
36,612
35,576
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

2025 2024
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit
(1)
$
188,834
$
456,328
$
645,162
$
184,223
$
479,191
$
663,414
Standby Letters of Credit
7,828
-
7,828
7,287
-
7,287
Total $
196,662
$
456,328
$
652,990
$
191,510
$
479,191
$
670,701
(1)

- Commitments include unfunded loans, revolving lines of credit, and off-balance sheet residential loan commitments.
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

However,
any potential losses arising from such transactions are reserved for in the same manner as management reserves for their other
credit facilities.
For both on- and off-balance sheet financial instruments, the Company requires collateral to support such instruments when it is
deemed necessary.

The Company evaluates each client’s

creditworthiness on a case-by-case basis.

The amount of collateral
obtained upon extension of credit is based on management’s

credit evaluation of the counterparty.

Collateral held varies but
may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; real estate; accounts receivable; property,

plant and equipment; and inventory.
The allowance for credit losses for off-balance sheet credit commitments that are not unconditionally cancellable by the Bank is
adjusted as a provision for credit loss expense and is recorded in other liabilities.

The following table shows the activity in the
allowance.

(Dollars in Thousands) 2025 2024 2023
Beginning Balance $
2,155
$
3,191
$
2,989
Provision for Credit Losses
(48)
(1,036)
202
Ending Balance $
2,107
$
2,155
$
3,191
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

Quarterly fixed
payments totaled $
0.6

million for 2025, $
0.7

million for 2024, and $
0.8

million for 2023.

Conversion ratio payments totaled $
0.3
million in 2025 due to a revision to the share conversion rate related to additional funding by VISA of the merchant litigation
reserve.

There was a $
0.2

million counterparty payment accrued and payable at December 31, 2025 due to a revision to the share conversion rate related to additional funding by VISA of the merchant litigation reserve.

At December 31, 2024, there was
no
amounts payable.

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
the period.

There was $
0.2

million counterparty payment accrued and payable at December 31, 2025 and no

amounts payable at
December 31, 2024.

A summary of fair values for assets and liabilities at December 31 consisted of the following:

(Dollars in Thousands)
Level 1 Level 2 Level 3
Total

Fair
Inputs Inputs Inputs Value
2025
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
333,264
$
-
$
-
$
333,264
U.S. Government Agency
-
172,114
-
172,114
States and Political Subdivisions
-
34,911
-
34,911
Mortgage-Backed Securities
-
52,004
-
52,004
Corporate Debt Securities
-
43,532
-
43,532
Equity Securities
-
-
2,069
2,069
Loans Held for Sale
-
21,695
-
21,695
Residential Mortgage Loan Commitments ("IRLC")
-
-
464
464
LIABILITIES:
Forward Sales Contracts
-
84
-
84
2024
ASSETS:
Securities Available for

Sale:
U.S. Government Treasury $
105,801
$
-
$
-
$
105,801
U.S. Government Agency
-
143,127
-
143,127
State and Political Subdivisions
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
16.9

million, respectively,

for the year ended December 31, 2025.

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

Valuation

techniques are consistent with those
techniques applied in prior periods.

Collateral dependent loans had a carrying value of $
6.4

million with a valuation allowance of
$
0.1

million at December 31, 2025.

Collateral dependent loans had a carrying value of $
3.6

million with a valuation allowance of
$
0.1

million at December 31, 2024.

Other Real Estate Owned
.

During 2025 and 2024, certain foreclosed assets, upon initial recognition, were measured and reported
at fair value through a charge-off to the allowance

for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.

At December 31, 2025 and 2024, these assets were recorded at fair value, which is determined by an independent
valuation or professional appraisal in conformance with banking regulations.

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

At December 31, 2025 and 2024, there was
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
These securities are not readily marketable securities and are reflected in

Other Assets on the Statement of Financial Condition.

Loans.

The loan portfolio is segregated into categories, and the fair value of each loan category is calculated using present value
techniques based upon projected cash flows and estimated discount rates.

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

A summary of estimated fair values of significant financial instruments at December

31 consisted of the following:

2025
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
62,189
$
62,189
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
467,782
467,782
-
-
Investment Securities, Held to Maturity
377,446
129,268
240,052
-
Other Equity Securities
(1)
2,848
-
2,848
-
Mortgage Servicing Rights
924
-
-
1,359
Loans, Net of Allowance for Credit Losses
2,515,117
-
-
2,416,937
LIABILITIES:
Deposits $
3,662,312
$
-
$
3,662,466
$
-
Short-Term

Borrowings
50,092
-
50,092
-
Subordinated Notes Payable
42,582
-
40,116
-
Long-Term Borrowings
680
-
680
-

2024
(Dollars in Thousands)
Carrying Level 1 Level 2 Level 3
Value Inputs Inputs Inputs
ASSETS:
Cash $
70,543
$
70,543
$
-
$
-
Short-Term Investments
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
Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share

Data)
2025 2024
ASSETS
Cash and Due From Subsidiary Bank $
84,338
$
70,721
Equity Securities
713
622
Investment in Subsidiary Bank
519,386
483,632
Goodwill and Other Intangibles
-
3,678
Other Assets
199
4,072
Total Assets $
604,636
$
562,725

LIABILITIES
Subordinated Notes Payable $
42,582
$
52,887
Other Liabilities
9,203
14,521
Total Liabilities
51,785
67,408

SHAREOWNERS’ EQUITY
Common Stock, $
0.01

par value;
90,000,000

shares authorized;
17,084,386

and
16,974,513
shares issued and outstanding at December 31, 2025 and 2024, respectively
171
170
Additional Paid-In Capital
41,650
37,684
Retained Earnings
508,443
463,949
Accumulated Other Comprehensive Income (Loss), Net of Tax
2,587
(6,486)
Total Shareowners’

Equity
552,851
495,317
Total Liabilities and Shareowners’

Equity
$
604,636
$
562,725

The operating results of the parent company for the three years ended December

31 are shown below:
Parent Company Statements of Operations

(Dollars in Thousands) 2025 2024 2023
OPERATING INCOME
Income Received from Subsidiary Bank:
Administrative Fees $
8,364
$
6,334
$
6,367
Dividends
37,000
35,000
30,000
Other Income
1,261
306
453
Total Operating

Income
46,625
41,640
36,820

OPERATING EXPENSE
Salaries and Associate Benefits
6,635
5,433
4,257
Interest on Subordinated Notes Payable
1,924
2,450
2,427
Professional Fees
1,187
1,842
859
Advertising

261
234
214
Legal Fees
685
794
683
Other
1,527
1,667
1,670
Total Operating

Expense
12,219
12,420
10,110
Earnings Before Income Taxes

and Equity in Undistributed
Earnings of Subsidiary Bank
34,406
29,220
26,710
Income Tax Benefit
(234)
(828)
(650)
Earnings Before Equity in Undistributed Earnings of Subsidiary Bank
34,640
30,048
27,360
Equity in Undistributed Earnings of Subsidiary Bank
26,917
22,867
24,898
Net Income Attributable to Common Shareowners $
61,557
$
52,915
$
52,258

The cash flows for the parent company for the three years ended December 31 were as follows:
Parent Company Statements of Cash Flows

(Dollars in Thousands) 2025 2024 2023
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net Income Attributable to Common Shareowners $
61,557
$
52,915
$
52,258
Adjustments to Reconcile Net Income to Net Cash Provided By

Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank
(26,917)
(22,867)
(24,898)
Gain on sale of subsidiary
(773)
-
-
Stock Compensation
2,324
1,801
1,468
Amortization of Intangible Asset
107
160
160
Increase in Other Assets
4,206
6,686
(117)
Increase in Other Liabilities
(5,016)
(6,191)
(1,557)
Net Cash Provided By Operating Activities $
35,488
32,504
27,314
CASH FROM INVESTING ACTIVITIES:
Purchase of Equity Securities $
-
$
(52)
(369)
Decrease in Investment in Subsidiaries
1,781
-
-
Net Cash Received for Divestitures
2,375
-
-
Net Cash (Used in) Provided by Investing Activities $
4,156
$
(52)
$
(369)
CASH FROM FINANCING ACTIVITIES:
Principal Payments of Subordinated Notes
(10,305)
-
-
Dividends Paid
(17,063)
(14,906)
(12,905)
Issuance of Common Stock Under Compensation Plans
1,341
1,501
937
Payments to Repurchase Common Stock
-
(2,330)
(3,710)
Net Cash Used In Financing Activities $
(26,027)
$
(15,735)
$
(15,678)
Net Increase in Cash and Due from Subsidiary Bank
13,617
16,717
11,267
Cash and Due from Subsidiary Bank at Beginning of Year
70,721
54,004
42,737
Cash and Due from Subsidiary Bank at End of Year $
84,338
$
70,721
$
54,004
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.

Controls and Procedures
Evaluation of Disclosure Controls

and Procedures

for 2025.

At December 31, 2025, the end of the period covered by this
Annual Report on Form 10-K, our management, including our Chief

Executive Officer and Chief Financial Officer,

evaluated the
effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).
Based upon that evaluation, our Chief Executive Officer

and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 202

5.

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

Sponsoring Organizations of the Treadway

Commission
(2013 framework) (the COSO criteria).

Based on this evaluation under the framework in Internal Control -

Integrated
Framework, our management has concluded that our internal control over financial reporting, as such term is defined in Exchange
Act Rule 13a-15(f), was effective as of December 31, 2025.

Forvis Mazars, LLP,

an independent registered public accounting firm, has audited our consolidated financial statements as of and
for the year ended December 31, 2025, and opined as to the effectiveness of internal control over financial reporting at December
31, 2025, as stated in its report, which is included herein on page 131.
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

Capital City Bank Group, Inc.’s (Company) internal

control over financial reporting as of December 31, 2025
based on criteria established in Internal Control – Integrated Framework:

(2013) issued by the Committee of Sponsoring
Organizations of the Treadway

Commission (COSO). In our opinion, the Company maintained, in all material respects, effective
internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated
Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United

States)
(“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three
years in the period ended December 31, 2025, and our report dated February

27, 2026 expressed an unqualified opinion on those
consolidated financial statements.
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
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over

financial reporting is a process designed to provide reasonable assurance regarding the
reliability of financial reporting and the preparation of reliable consolidated financial statements in accordance with accounting
principles generally accepted in the United States of America. A company’s internal control over financial reporting includes
those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect
the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as
necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted
in the United States of America, and that receipts and expenditures of the company are being made only in accordance with
authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely
detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have

a material effect
on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also,
projections of any evaluation of effectiveness to future

periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Forvis Mazars, LLP
Little Rock, Arkansas
February 27, 2026

Item 9B.

Other Information
During the three months ended December 31, 2025,
none

of our directors or officers (as defined in Rule 16a-1(f) under the
Exchange Act) adopted or
terminated

any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of

Rule 10b5-1(c) under the Exchange Act or
any

“non-Rule 10b5-1
trading
arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.

Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s 2026

Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2025.
Insider Trading Policy
The Company has
adopted

insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the
Company’s securities by

directors, officers, associates, and agents, or the Company itself, that are reasonably designed to promote
compliance with insider training laws, rules and regulations, and any listing standards applicable to the Company. A copy of

the
Company’s Insider Trading

Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.

Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s

2026

Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Shareowners Matters.

The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s

2026

Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13.

Certain Relationships and Related Transactions,

and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s

2026

Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14.

Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement for the Registrant’s

2026

Annual
Meeting of Shareowners, which will be filed with the SEC no later than 120 days after December 31, 2025.

PART

IV
Item 15.

Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at the End of Fiscal Years

2025

and 2024

Consolidated Statements of Income for Fiscal Years

2025, 2024, and 2023

Consolidated Statements of Comprehensive Income for Fiscal Years

2025, 2024, and 2023
Consolidated Statements of Changes in Shareowners’ Equity for

Fiscal Years

2025, 2024, and 2023

Consolidated Statements of Cash Flows for Fiscal Years

2025, 2024, and 2023

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
21
Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2025.*
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

Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on February 27, 2026, on its behalf by the undersigned,

thereunto duly authorized.
CAPITAL CITY

BANK GROUP,

INC.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 2026 by the
following persons in the capacities indicated.
/s/ William G. Smith, Jr.

William G. Smith, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)
/s/ Jeptha E. Larkin

Jeptha E. Larkin
Executive Vice President

and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this
report to be signed on February 27, 2026, on its behalf by the undersigned,

thereunto duly authorized.
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