Form 10-Q
period 2026-03-31
CAPITAL CITY BANK GROUP INC
filed 2026-04-28
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,
D.C.
20549
FORM
10-Q
☒
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2026
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
At April 27, 2026,
17,101,409
shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK
GROUP,
INC.
QUARTERLY
REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2026
TABLE OF CONTENTS
PART I –
Financial Information
Page
Item 1.
Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – March 31, 2026 and December 31, 2025 5
Consolidated Statements of Income – Three Months Ended March 31, 2026 and 2025 6
Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2026 and 2025 7
Consolidated Statements of Changes in Shareowners’ Equity – Three Months Ended March 31, 2026 and 2025 8
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2026 and 2025 9
Notes to Consolidated Financial Statements 10
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
34
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
2025
(the “2025
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
● Supply-demand imbalances and general economic conditions affecting local real estate prices and a general deterioration in commercial real estate market fundamentals;
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
● The effects of natural disasters (including hurricanes), widespread health emergencies (including pandemics), military conflict
(including impacts related to the conflict in the Middle East and resulting disruptions to energy and other commodities markets and supply chains), terrorism, civil unrest, climate change or other geopolitical events;
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

PART
I.
FINANCIAL INFORMATION
Item 1.
CAPITAL CITY BANK
GROUP,
INC.
CONSOLIDATED STATEMENTS
OF FINANCIAL CONDITION
(Unaudited)
March 31, December 31,
(Dollars in Thousands, Except Par Value) 2026
2025
ASSETS
Cash and Due From Banks $
64,214
$
62,189
Federal Funds Sold and Interest Bearing Deposits
424,756
467,782
Total Cash and Cash Equivalents
488,970
529,971
Investment Securities, Available
for Sale, at fair value (amortized cost of $
816,203
and $
656,546
)
800,550
643,922
Investment Securities, Held to Maturity (fair value of $
343,591
and $
369,320
)
353,296
377,446
Equity Securities
2,083
2,069
Total Investment
Securities
1,155,929
1,023,437
Loans Held For Sale, at fair value
25,088
21,695
Loans Held for Investment
2,518,404
2,546,118
Allowance for Credit Losses
(30,999)
(31,001)
Loans Held for Investment, Net
2,487,405
2,515,117
Premises and Equipment, Net
77,670
79,457
Goodwill
89,095
89,095
Other Real Estate Owned
1,822
1,936
Other Assets
127,755
125,057
Total Assets $
4,453,734
$
4,385,765
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,299,933
$
1,251,886
Interest Bearing Deposits
2,451,684
2,410,426
Total Deposits
3,751,617
3,662,312
Short-Term
Borrowings
33,276
50,092
Subordinated Notes Payable
33,303
42,582
Other Long-Term
Borrowings
680
680
Other Liabilities
74,946
77,248
Total Liabilities
3,893,822
3,832,914
SHAREOWNERS’ EQUITY
Preferred Stock, $
0.01
par value;
3,000,000
shares authorized;
no
shares issued and outstanding
- -
Common Stock, $
0.01
par value;
90,000,000
shares authorized;
17,097,636
and
17,084,386
shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively
171
171
Additional Paid-In Capital
39,854
41,650
Retained Earnings
519,632
508,443
Accumulated Other Comprehensive Income (Loss), net of tax
255
2,587
Total Shareowners’ Equity
559,912
552,851
Total Liabilities and Shareowners’
Equity
$
4,453,734
$
4,385,765
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK
GROUP,
INC.
CONSOLIDATED STATEMENTS
OF INCOME
(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands, Except Per Share
Data)
2026 2025
INTEREST INCOME
Loans, including Fees $
38,254
$
40,478
Investment Securities:
Taxable Securities
9,042
5,802
Tax Exempt Securities
13
6
Federal Funds Sold and Interest Bearing Deposits
3,711
3,496
Total Interest Income
51,020
49,782
INTEREST EXPENSE
Deposits
7,395
7,383
Short-Term
Borrowings
400
281
Subordinated Notes Payable
398
560
Other Long-Term
Borrowings
10
11
Total Interest Expense
8,203
8,235
NET INTEREST INCOME
42,817
41,547
Provision for Credit Losses
712
768
Net Interest Income After Provision for Credit Losses
42,105
40,779
NONINTEREST INCOME
Deposit Fees
5,598
5,061
Bank Card Fees
3,630
3,514
Wealth Management
Fees
4,051
5,763
Mortgage Banking Revenues
4,252
3,820
Other
2,402
1,749
Total Noninterest
Income
19,933
19,907
NONINTEREST EXPENSE
Compensation
25,703
26,248
Occupancy, Net
7,083
6,793
Other
8,587
5,660
Total Noninterest
Expense
41,373
38,701
INCOME BEFORE INCOME TAXES
20,665
21,985
Income Tax Expense
4,848
5,127
NET INCOME $
15,817
$
16,858
BASIC NET INCOME PER SHARE $
0.92
$
0.99
DILUTED NET INCOME PER SHARE $
0.92
$
0.99
Average Basic Shares
Outstanding
17,129
17,027
Average Diluted
Shares Outstanding
17,146
17,044
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK
GROUP,
INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(Unaudited)
Three Months Ended
March 31,
(Dollars in Thousands) 2026 2025
NET INCOME $
15,817
$
16,858
Other comprehensive (loss) income, before
tax:
Investment Securities:
Change in net unrealized (loss) gain on securities available for sale
(3,033)
5,007
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
108
498
Derivative:
Change in net unrealized (loss) gain on effective cash flow
derivative
-
(704)
Amortization of terminated cash flow derivative gain
(198)
-
Other comprehensive (loss) income, before
tax
(3,123)
4,801
Deferred tax (benefit) expense related to other comprehensive income
(791)
1,202
Other comprehensive (loss) income, net of tax
(2,332)
3,599
TOTAL COMPREHENSIVE
INCOME
$
13,485
$
20,457
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK
GROUP,
INC.
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated
Other
Additional Comprehensive
Shares Common Paid-In Retained Income (Loss),
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, January 1, 2026
17,084,386
$
171
$
41,650
$
508,443
$
2,587
$
552,851
Net Income
-
-
-
15,817
-
15,817
Other Comprehensive Loss, net of tax -
-
-
-
(2,332)
(2,332)
Cash Dividends ($
0.2700
per share)
-
-
-
(4,628)
-
(4,628)
Repurchase of Common Stock
(63,088)
-
(2,639)
-
-
(2,639)
Stock Based Compensation
-
-
501
-
-
501
Stock Compensation Plan Transactions, net
76,338
-
342
-
-
342
Balance, March 31, 2026
17,097,636
$
171
$
39,854
$
519,632
$
255
$
559,912
Balance, January 1, 2025
16,974,513
$
170
$
37,684
$
463,949
$
(6,486)
$
495,317
Net Income
-
-
-
16,858
-
16,858
Other Comprehensive Income, net of tax -
-
-
-
3,599
3,599
Cash Dividends ($
0.2400
per share)
-
-
-
(4,092)
-
(4,092)
Stock Based Compensation
-
-
399
-
-
399
Stock Compensation Plan Transactions, net
80,274
1
493
-
-
494
Balance, March 31, 2025
17,054,787
$
171
$
38,576
$
476,715
$
(2,887)
$
512,575

CAPITAL CITY BANK
GROUP,
INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)
Three Months Ended March 31,
(Dollars in Thousands) 2026 2025
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income Attributable to Common Shareowners $
15,817
$
16,858
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Credit Losses
712
768
Depreciation
1,816
1,810
Amortization of Premiums, Discounts and Fees, net
792
1,144
Amortization of Intangible Asset
-
40
Originations of Loans Held-for-Sale
(95,869)
(96,737)
Proceeds From Sales of Loans Held-for-Sale
100,722
105,196
Mortgage Banking Revenues
(4,252)
(3,820)
Net Additions for Capitalized Mortgage Servicing Rights
21
25
Stock Based Compensation
501
399
Net Tax Benefit from
Stock Based Compensation
(132)
(154)
Deferred Income Taxes (Benefit)
593
(121)
Net Change in Operating Leases
(6)
49
Net Gain on Sales and Write-Downs of Other Real Estate Owned
(334)
(4,508)
Loss on Disposal of Premises and Equipment
-
46
Net (Increase) Decrease in Other Assets
(2,480)
2,388
Net Increase in Other Liabilities
(1,966)
(1,516)
Net Cash Provided By Operating Activities
15,935
21,867
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases
(61,632)
(20,438)
Proceeds from Payments, Maturities, and Calls
85,722
70,308
Securities Available for
Sale:
Purchases
(192,707)
(64,870)
Proceeds from Payments, Maturities, and Calls
33,102
11,683
Equity Securities:
Purchases
(60)
-
Net Decrease in Equity Securities
46
84
Purchases of Loans Held for Investment
(269)
(304)
Proceeds from Sales of Loans
12,254
13,641
Net Decrease (Increase) in Loans Held for Investment
9,793
(21,101)
Proceeds From Sales of Other Real Estate Owned
2,139
7,309
Purchases of Premises and Equipment
(1,279)
(2,382)
Net Cash Used In Investing Activities
(112,891)
(6,070)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
89,305
111,913
Net (Decrease) Increase in Short-Term
Borrowings
(16,816)
8,896
Principal Payments of Subordinated Notes
(9,279)
-
Dividends Paid
(4,628)
(4,092)
Payments to Repurchase Common Stock
(2,639)
-
Proceeds from Issuance of Common Stock Under Purchase Plans
12
195
Net Cash Provided By Financing Activities
55,955
116,912
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(41,001)
132,709
Cash and Cash Equivalents at Beginning of Period
529,971
391,854
Cash and Cash Equivalents at End of Period
$
488,970
524,563
Supplemental Cash Flow Disclosures:
Interest Paid
$
8,443
$
8,356
Income Taxes Paid
$
-
$
-
Supplemental Noncash Items:
Loans and Premises Transferred to Other Real Estate Owned
$
1,691
$
2,566
Loans Transferred from Held for Investment
to Held for Sale, net
$
16,248
$
11,049
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
The Consolidated Statement of Financial Condition at December
31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for
complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in the
Company’s 2025 Form
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
ASU 2024-03 is effective for the Company as of January 1, 2027. The
Company is currently evaluating the impact of the incremental disclosures that will be required under the standard.
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

ASU 2025-11,
“Interim Reporting (Topic
270): Narrow-Scope Improvements.”
The ASU aims to clarify and enhance interim financial
reporting by defining its scope, consolidating GAAP disclosures in Topic
270, adding a principle for material post-year-end event
disclosure, and refining statement format guidance to improve consistency for all preparers. These changes do not alter the
fundamental requirements of interim reporting but seek to streamline and standardize the process. ASU 2025-11 is effective for
interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of the amendments
and the impact on its future consolidated statements.
ASU 2025-12, “Codification Improvements
.”
The ASU was issued to make technical corrections, clarify ambiguous guidance and
generally streamline the Accounting Standards Codification across various topics, affecting most reporting entities, with key changes
including clarifications for diluted EPS during losses, lease receivable disclosures, beneficial interest calculations, and treasury stock
accounting, aiming for better usability without significantly altering core accounting outcomes. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements. ASU 2025-12 is effective for the Company as
of January 1, 2027. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated
statements.

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
Available for
Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
March 31, 2026
U.S. Government Treasury $
488,048
$
619
$
1,681
$
-
$
486,986
U.S. Government Agency
184,208
74
2,433
-
181,849
States and Political Subdivisions
36,717
28
2,014
-
34,731
Mortgage-Backed Securities (1)
58,307
-
7,920
-
50,387
Corporate Debt Securities
40,768
-
2,289
(37)
38,442
Other Securities (2)
8,155
-
-
-
8,155
Total
$
816,203
$
721
$
16,337
$
(37)
$
800,550
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
643,922
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
March 31, 2026
U.S. Government Treasury $
58,580
$
-
$
127
$
58,453
Mortgage-Backed Securities (1)
294,716
295
9,873
285,138
Total
$
353,296
$
295
$
10,000
$
343,591
December 31, 2025
U.S. Government Treasury $
129,782
$
-
$
514
$
129,268
Mortgage-Backed Securities (1)
247,664
930
8,542
240,052
Total
$
377,446
$
930
$
9,056
$
369,320
(1)
Comprised of residential mortgage-backed
securities.
(2)
Includes Federal Home Loan Bank stock recorded
at cost of $
3.1
million and $
3.0
million at March 31, 2026 and December 31,
2025, respectively,
and Federal Reserve Bank stock recorded
at cost of $
5.1
million at March 31, 2026 and at December 31,
2025.
At March 31, 2026 and December 31, 2025, the investment portfolio had $
2.1
million in equity securities. These securities do not have
a readily determinable fair value and were not credit impaired.
Securities with an amortized cost of $
395.9
million and $
461.3
million at March 31, 2026 and December 31, 2025, respectively, were
pledged to secure public deposits and for other purposes.

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
Investment Sales. There were
no
sales of investment securities for the three months ended March 31, 2026 and 2025.
Maturity Distribution
.
At March 31, 2026, the Company’s
investment securities had the following maturity distribution based on
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
Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
121,530
$
121,174
$
58,580
$
58,453
Due after one year through five years
467,465
462,738
-
-
Due after five year through ten years
6,658
5,926
-
-
Mortgage-Backed Securities
58,307
50,387
294,716
285,138
U.S. Government Agency
154,088
152,170
-
-
Other Securities
8,155
8,155
-
-
Total
$
816,203
$
800,550
$
353,296
$
343,591

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
Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
March 31, 2026
Available for
Sale
U.S. Government Treasury $
269,603
$
1,583
$
8,932
$
98
$
278,535
$
1,681
U.S. Government Agency
62,428
294
81,269
2,139
143,697
2,433
States and Political Subdivisions
1,909
75
31,659
1,939
33,568
2,014
Mortgage-Backed Securities
17
-
50,320
7,920
50,337
7,920
Corporate Debt Securities
-
-
37,432
2,289
37,432
2,289
Total
$
333,957
$
1,952
$
209,612
$
14,385
$
543,569
$
16,337
Held to Maturity
U.S. Government Treasury
-
-
58,453
127
58,453
127
Mortgage-Backed Securities
134,957
1,204
96,232
8,669
231,189
9,873
Total
$
134,957
$
1,204
$
154,685
$
8,796
$
289,642
$
10,000
December 31, 2025
Available for
Sale
U.S. Government Treasury $
31,319
$
22
$
8,902
$
149
$
40,221
$
171
U.S. Government Agency
62,809
182
91,760
2,302
154,569
2,484
States and Political Subdivisions
3,030
124
30,705
1,921
33,735
2,045
Mortgage-Backed Securities
-
-
51,932
7,697
51,932
7,697
Corporate Debt Securities
-
-
42,333
2,236
42,333
2,236
Total
$
97,158
$
328
$
225,632
$
14,305
$
322,790
$
14,633
Held to Maturity
U.S. Government Treasury
-
-
129,268
514
129,268
514
Mortgage-Backed Securities
33,589
98
106,262
8,444
139,851
8,542
Total
$
33,589
$
98
$
235,530
$
8,958
$
269,119
$
9,056
At March 31, 2026, there were
790
positions (combined AFS and HTM) with unrealized pre-tax losses totaling
$
26.3
million.
50
of
these positions are U.S. Treasury bonds
and carry the full faith and credit of the U.S. Government.
663
are U.S. government agency
securities issued by U.S. government sponsored entities.
We believe
the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.
At March 31, 2026, all collateralized
mortgage obligation securities, mortgage-backed securities, Small Business
Administration securities, U.S. Agency,
and U.S. Treasury
bonds held were AAA rated.
The remaining
77
positions (municipal securities and corporate bonds) have a credit component.
At
March 31, 2026, corporate debt securities had an allowance for credit losses of $
37,000
.
No
ne of the securities held by the Company
were past due or in nonaccrual status at March 31, 2026.

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
FOR CREDIT LOSSES
Loan Portfolio Composition
.
The composition of the held for investment (“HFI”) loan portfolio was as follows:
(Dollars in Thousands) March 31, 2026
December 31, 2025
Commercial, Financial and Agricultural $
170,268
$
180,341
Real Estate – Construction
156,630
146,920
Real Estate – Commercial Mortgage
755,800
768,731
Real Estate – Residential (1)
1,011,067
1,025,690
Real Estate – Home Equity
243,932
240,897
Consumer (2)
180,707
183,539
Loans Held For Investment, Net of Unearned Income $
2,518,404
$
2,546,118
(1) Includes loans in process balances of $
14.0
million and $
5.6
million at March 31, 2026 and December 31, 2025,
respectively.
(2)
Includes overdraft balances of $
1.2
million at March 31, 2026 and December 31, 2025.
Net deferred loan costs, which include premiums on purchased loans, included in loans were $
8.5
million at March 31, 2026 and $
8.6
million at December 31, 2025.
Accrued interest receivable on loans which is excluded from amortized cost, totaled $
9.5
million at March 31, 2026 and $
9.8
million
at December 31, 2025, and is reported separately in Other Assets.
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
Policies in the Company’s 2025 Form
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
Real Estate
Commercial
Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
March 31, 2026
Beginning Balance $
1,751
$
1,681
$
6,859
$
15,317
$
2,368
$
3,025
$
31,001
Provision for Credit Losses
137
(298)
(364)
670
8
482
635
Charge-Offs
(300)
-
-
-
(13)
(1,483)
(1,796)
Recoveries
74
-
84
77
10
914
1,159
Net (Charge-Offs) Recoveries
(226)
-
84
77
(3)
(569)
(637)
Ending Balance $
1,662
$
1,383
$
6,579
$
16,064
$
2,373
$
2,938
$
30,999
Three Months Ended
March 31, 2025
Beginning Balance $
1,514
$
2,384
$
5,867
$
14,568
$
1,952
$
2,966
$
29,251
Provision for Credit Losses
47
(151)
191
206
68
722
1,083
Charge-Offs
(168)
-
-
(8)
-
(1,435)
(1,611)
Recoveries
75
-
3
119
9
805
1,011
Net (Charge-Offs) Recoveries
(93)
-
3
111
9
(630)
(600)
Ending Balance $
1,468
$
2,233
$
6,061
$
14,885
$
2,029
$
3,058
$
29,734
At March 31, 2026, the allowance for credit losses for loans HFI totaled $
31.0
million comparable to $
31.0
million and $
29.7
million
at December 31, 2025 and March 31, 2025, respectively.
For the three months ended March 31, 2026, the allowance for loans HFI reflected a provision expense of $
0.6
million and net loan charge-offs of $
0.6
million.
For the three months ended March 31, 2025,
the allowance for loans HFI increased by $
0.5
million and reflected a provision expense of $
1.1
million and net loan charge-offs of
$
0.6
million.
The slight increase in the allowance over March 31, 2025 was primarily attributable to utilization of a higher forecasted
unemployment rate in calculating loan loss rates.
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
60-89
90 +
Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
March 31, 2026
Commercial, Financial and Agricultural $
846
$
62
$
-
$
908
$
167,900
$
1,460
$
170,268
Real Estate – Construction
-
-
-
-
156,630
-
156,630
Real Estate – Commercial Mortgage
1,294
-
-
1,294
751,235
3,271
755,800
Real Estate – Residential
3,269
12
-
3,281
1,004,126
3,660
1,011,067
Real Estate – Home Equity
461
-
-
461
241,602
1,869
243,932
Consumer
686
13
-
699
179,125
883
180,707
Total $
6,556
$
87
$
-
$
6,643
$
2,500,618
$
11,143
$
2,518,404
December 31, 2025
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
March 31, 2026 December 31, 2025
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL
ACL
Still Accruing
ACL
ACL Still Accruing
Commercial, Financial and Agricultural $
1,026
$
434
$
-
$
1,038
$
240
$
-
Real Estate – Construction
-
-
-
-
-
-
Real Estate – Commercial Mortgage
1,674
1,597
-
753
1,807
-
Real Estate – Residential
2,605
1,055
-
1,275
868
-
Real Estate – Home Equity
1,357
512
-
1,382
387
-
Consumer
-
883
-
-
845
-
Total Nonaccrual
Loans
$
6,662
$
4,481
$
-
$
4,448
$
4,147
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.
March 31, 2026 December 31, 2025
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
1,074
$
-
$
1,087
Real Estate – Construction
-
-
-
-
Real Estate – Commercial Mortgage
3,073
-
2,450
-
Real Estate – Residential
2,628
-
1,275
-
Real Estate – Home Equity
1,361
-
1,561
-
Consumer
-
-
-
-
Total Collateral Dependent
Loans
$
7,062
$
1,074
$
5,286
$
1,087
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
At March 31, 2026, the Company had $
0.5
million of 1-4 family residential
real estate loans for which formal foreclosure proceedings were in process, compared to $
0.2
million at December 31, 2025.
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
During the three months ended March 31, 2026 and 2025, the Company did no
t modify any loans to borrowers experiencing financial
difficulty.
The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty to evaluate the
effectiveness of its modification strategies. At March 31, 2026, the amortized cost basis of loans modified during the preceding twelve months was $
3.4
million, of which $
2.0
million were current and $
1.4
million were 30–59 days past due, compared to $
0
at March 31,
2025.
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
The following tables summarize gross loans held for investment at March
31, 2026
and December 31, 2025 and current period gross
write-offs for the three months ended March 31, 2026
and 12 months ended December 31, 2025
by years of origination and internally
assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).
(Dollars in Thousands)
Term
Loans by Origination Year
Revolving
As of March 31, 2026 2026 2025 2024 2023 2022 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
9,380
$
34,767
$
20,654
$
18,368
$
20,251
$
18,188
$
43,764
$
165,372
Special Mention
78
302
116
2,661
27
93
46
3,323
Substandard
-
152
32
66
155
21
1,147
1,573
Total $
9,458
$
35,221
$
20,802
$
21,095
$
20,433
$
18,302
$
44,957
$
170,268
Current-Period Gross
Writeoffs $
-
$
-
$
81
$
75
$
55
$
6
$
83
$
300
Real Estate - Construction:
Pass $
10,663
$
96,033
$
27,370
$
3,503
$
10,490
$
239
$
6,445
$
154,743
Special Mention
-
-
-
372
1,515
-
-
1,887
Total $
10,663
$
96,033
$
27,370
$
3,875
$
12,005
$
239
$
6,445
$
156,630
Real Estate - Commercial
Mortgage:
Pass $
21,212
$
87,220
$
65,642
$
95,144
$
166,153
$
232,070
$
31,811
$
699,252
Special Mention
-
9,744
3,012
4,252
24,648
7,760
762
50,178
Substandard
-
733
-
97
411
3,578
149
4,968
Doubtful
-
-
1,402
-
-
-
-
1,402
Total $
21,212
$
97,697
$
70,056
$
99,493
$
191,212
$
243,408
$
32,722
$
755,800
Real Estate - Residential:
Pass $
38,849
$
126,831
$
121,881
$
256,201
$
307,977
$
140,699
$
9,407
$
1,001,845
Special Mention
365
-
815
-
115
1,733
-
3,028
Substandard
38
-
557
426
1,200
3,858
115
6,194
Total
$
39,252
$
126,831
$
123,253
$
256,627
$
309,292
$
146,290
$
9,522
$
1,011,067
Real Estate - Home Equity:
Performing $
279
$
351
$
8
$
297
$
18
$
516
$
238,971
$
240,440
Nonperforming
-
-
-
-
-
-
3,492
3,492
Total
$
279
$
351
$
8
$
297
$
18
$
516
$
242,463
$
243,932
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
-
$
13
$
13
Consumer:
Performing $
19,800
$
57,351
$
19,718
$
24,448
$
26,716
$
20,732
$
11,060
$
179,825
Nonperforming
-
314
85
111
205
167
-
882
Total $
19,800
$
57,665
$
19,803
$
24,559
$
26,921
$
20,899
$
11,060
$
180,707
Current-Period Gross
Writeoffs $
632
$
114
$
121
$
216
$
198
$
142
$
60
$
1,483

(Dollars in Thousands)
Term
Loans by Origination Year
Revolving
As of December 31, 2025
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
239,374
$
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
March 31, 2026 December 31, 2025
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
24,429
25,088
$
20,944
$
21,695
Residential Mortgage Loan Commitments ("IRLCs") (1)
36,415
737
20,699
464
Forward Sales Contracts (2)
26,000
124
25,500
(84)
(1)
Recorded in other assets at fair value.
(2)
Recorded in other assets and other liabilities at
fair value, respectively.
At March 31, 2026 and December 31, 2025, the Company had
no
residential mortgage loans held for sale 30-89 days past due or on nonaccrual status.
Mortgage banking revenue was as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2026 2025
Net realized gains on sales of mortgage loans $
2,950
$
2,880
Net change in unrealized gain on mortgage loans held for sale
(41)
234
Net change in the fair value of IRLC's
273
495
Net change in the fair value of forward sales contracts
209
(175)
Pair-Offs on net settlement of forward sales contracts
76
(186)
Mortgage servicing rights additions
26
20
Net origination fees
759
552
Total mortgage banking
revenues
$
4,252
$
3,820

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.
The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.
(Dollars in Thousands) March 31, 2026 December 31, 2025
Number of residential mortgage loans serviced for others
461
456
Outstanding principal balance of residential mortgage loans serviced for others
$
121,396
$
118,429
Weighted average
interest rate
5.69%
5.69%
Remaining contractual term (in months)
354
354
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
At
March 31, 2026, the servicing portfolio balance consisted of the following loan types: FNMA (
60.3
%), GNMA (
4.3
%), and private
investor (
35.4
%).
FNMA and private investor loans are structured as actual/actual payment remittance.
At March 31, 2026 and December 31, 2025, the Company did
no
t have delinquent residential mortgage loans in GNMA pools
serviced by the Company.
The right to repurchase these loans and the corresponding liability has been recorded in other assets and other liabilities, respectively,
in the Consolidated Statements of Financial Condition.
The Company had
no
repurchases and $
0.3
million repurchased
for the three months ended March 31, 2026 and 2025, respectively, of GNMA delinquent or defaulted mortgage
loans with the intention to modify their terms and include the loans in new
GNMA pools.
Activity in the capitalized mortgage servicing rights was as follows:
Three Months Ended
March 31,
(Dollars in Thousands) 2026 2025
Beginning balance $
924
$
933
Additions due to loans sold with servicing retained
26
20
Deletions and amortization
(47)
(45)
Ending balance $
903
$
908
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three months ended March 31,
2026
or 2025.
The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were as follows:
March 31, 2026 December 31, 2025
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
9.11%
18.33%
8.50%
18.73%
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
The weighted average annual prepayment speed was
12.40
% at March 31, 2026 and
13.05
% at December 31, 2025.

Warehouse
Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at
March 31, 2026:
Amounts
(Dollars in Thousands) Outstanding
$
30
million master repurchase agreement without defined expiration.
Interest is at the secured overnight
financing rate (SOFR) rate plus
2.25%
to
3.25%
, with a floor rate of
3.25%
to
4.25%
.
A cash pledge deposit of
$
0.1
million is required by the lender.
$
17,662
$
25
million warehouse line of credit agreement expiring in
June 2026
.
Interest is at the SOFR rate plus
2.50%
to
3.00%
, with a floor rate of
3.00%
to
3.50%
.
11,053
Total Warehouse
Borrowings
$
28,715
Warehouse
line borrowings are classified as short-term borrowings.
At December 31, 2025, warehouse line borrowings totaled $
28.1
million. At March 31, 2026, the Company had residential mortgage loans held for sale pledged as collateral under the above
warehouse lines of credit and master repurchase agreements.
The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, and maximum debt to net
worth ratio, as defined in the agreements. The Company was in compliance with all significant debt covenants at March 31, 2026.
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
Cash Flow Hedges of Interest Rate Risk
The Company previously maintained interest rate swaps with notional amounts totaling $
30
million designated as a cash flow hedge
for subordinated debt. Under the swap arrangement, the Company paid a fixed interest rate of
2.50
% and received a variable interest
rate based on three-month CME Term
SOFR. In October 2025, the Company terminated the swaps and derecognized the derivative
assets. The unrealized gain of $
2.7
million is deferred in accumulated other comprehensive income and will be amortized on a
straight-line basis into interest expense through the remaining term of the original cash flow hedge. The Company estimates there will
be approximately $
0.8
million reclassified as a decrease to interest expense within the next 12 months.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in
accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s
variable-rate subordinated debt.
The following table presents the change in net gains (losses) recorded in AOCI and the consolidated statements of income related to
the cash flow derivative instruments (interest rate swaps related to subordinated debt).
Change in Gain
Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended March 31, 2026 Interest expense $
-
$
198
Three months ended March 31, 2025
Interest expense
326
375

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
At March 31, 2026, the operating lease ROU assets and liabilities were $
25.7
million and $
26.4
million,
respectively. At December
31, 2025, ROU assets and liabilities were $
26.3
million and $
26.9
million, respectively. The Company
does not have any finance leases.
The table below summarizes our lease expense and other information related to the Company’s operating leases.
Three Months Ended
March 31,
(Dollars in Thousands) 2026 2025
Operating lease expense $
915
$
864
Short-term lease expense
147
311
Total lease expense $
1,062
$
1,175
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
920
$
912
Right-of-use assets obtained in exchange for new operating lease liabilities
101
2,880
Weighted average
remaining lease term — operating leases (in years)
15.6
16.2
Weighted average
discount rate — operating leases
3.7%
3.7%
The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) March 31, 2026
2026 $
2,714
2027
3,433
2028
3,147
2029
2,881
2030
2,848
2031 and thereafter
18,445
Total $
33,468
Less: Interest
(7,112)
Present Value
of Lease liability
$
26,356
A related party is the lessor in a land lease with the Company.
The payments under the lease agreement provide for annual lease payments of approximately $
0.1
million annually through December 2033, and thereafter,
increase by
5
% every
10
years until 2053 at
which time the rent amount will adjust based on reappraisal of the parcel rental value.
The Company then has
four
successive options
to extend the lease for
five years
each with rental increases of
5
% at each extension.
The aggregate remaining obligation of the lease
totaled $
2.0
million at March 31, 2026.
Further, in accordance with the lease agreement, the Company made a $
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
Three Months Ended March 31,
(Dollars in Thousands) 2026 2025
Service Cost $
833
$
860
Interest Cost
1,531
1,677
Expected Return on Plan Assets
(2,217)
(2,265)
Net Gain Amortization
(474)
(413)
Net Periodic Benefit Cost $
(327)
$
(141)
Discount Rate Used for Benefit Cost
5.67%
5.82%
Long-term Rate of Return on Assets
6.50%
6.75%
The components of the net periodic benefit cost for the Company's SERP and SERP II plans were as follows:
Three Months Ended March 31,
(Dollars in Thousands) 2026 2025
Service Cost $
19
$
12
Interest Cost
150
131
Prior Service Cost Amortization
26
25
Net Loss Amortization
237
(29)
Net Periodic Benefit Cost $
432
$
139
Discount Rate Used for Benefit Cost
5.24%
5.57%
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
March 31, 2026 December 31, 2025
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit
(1)
$
206,366
$
463,365
$
669,731
$
188,834
$
456,328
$
645,162
Standby Letters of Credit
7,523
-
7,523
7,828
-
7,828
Total $
213,889
$
463,365
$
677,254
$
196,662
$
456,328
$
652,990
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
Three Months Ended March 31,
(Dollars in Thousands) 2026 2025
Beginning Balance
$
2,107
$
2,155
Provision for Credit Losses
82
(323)
Ending Balance
$
2,189
$
1,832
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
At March 31, 2026, the amount remaining to be funded for the bank tech venture capital commitment was $
0.2
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
0.1
million.
There was
no
amount payable at March
31, 2026.
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
There was
no
counterparty payment accrued and payable at
March 31, 2026 and $
0.2
million payable at December 31, 2025.

A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:
Level 1
Level 2
Level 3
Total
Fair
(Dollars in Thousands) Inputs Inputs Inputs Value
March 31, 2026
ASSETS:
Securities Available for
Sale:
U.S. Government Treasury $
486,986
$
-
$
-
$
486,986
U.S. Government Agency
-
181,849
-
181,849
States and Political Subdivisions
-
34,731
-
34,731
Mortgage-Backed Securities
-
50,387
-
50,387
Corporate Debt Securities
-
38,442
-
38,442
Equity Securities
-
-
2,083
2,083
Loans Held for Sale
-
25,088
-
25,088
Forward Sales Contracts
-
124
-
124
Residential Mortgage Loan Commitments ("IRLCs")
-
-
737
737
December 31, 2025
ASSETS:
Securities Available for
Sale:
U.S. Government Treasury $
333,264
$
-
$
-
$
333,264
U.S. Government Agency
-
172,114
-
172,114
States and Political Subdivisions
-
34,911
-
34,911
Mortgage-Backed Securities
-
52,004
-
52,004
Corporate Debt Securities
-
43,532
-
43,532
Equity Securities
-
-
2,069
2,069
Loans Held for Sale
-
21,695
-
21,695
Residential Mortgage Loan Commitments ("IRLCs")
-
-
464
464
LIABILITIES:
Forward Sales Contracts
-
84
-
84
Mortgage Banking Activities
.
The Company had Level 3 issuances and transfers related to mortgage banking activities of $
2.1
million
and $
4.1
million, respectively, for the three
months ended March 31, 2026, and $
2.2
million and $
4.4
million, respectively, for the
three months ended March 31, 2025.
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
Collateral-dependent loans had a carrying value of $
8.1
million with valuation allowance of $
0.9
million at March 31, 2026
and a carrying value of $
6.4
million and a $
0.1
million valuation allowance at December 31, 2025.

Other Real Estate Owned
.
During the first three months of 2026, certain foreclosed assets, upon initial recognition, were measured
and reported at fair value through a charge-off
to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.
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
At each of March 31, 2026 and December 31, 2025, there was
no
valuation
allowance for loan servicing rights.
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
March 31, 2026
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
64,214
$
64,214
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
424,756
424,756
-
-
Investment Securities, Held to Maturity
353,296
58,453
285,138
-
Other Equity Securities (1)
2,848
-
2,848
-
Mortgage Servicing Rights
903
-
-
1,446
Loans, Net of Allowance for Credit Losses
2,487,405
-
-
2,386,137
LIABILITIES:
Deposits $
3,751,617
$
-
$
3,751,373
$
-
Short-Term
Borrowings
33,276
-
33,276
-
Subordinated Notes Payable
33,303
-
32,067
-
Long-Term Borrowings
680
-
680
-
December 31, 2025
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
Accumulated
Securities Other
Available Interest Rate Retirement Comprehensive
(Dollars in Thousands)
for Sale
Swap
Plans
Income (Loss)
Balance as of January 1, 2026 $
(9,530)
$
2,676
$
9,441
$
2,587
Other comprehensive loss during the period
(2,184)
(148)
-
(2,332)
Balance as of March 31, 2026 $
(11,714)
$
2,528
$
9,441
$
255
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
The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,
and how our performance during the first quarter of 2026 compares with prior periods.
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
Please see the Introductory Note of this quarterly report on Form 10-Q as well
as the Introductory Note and Item 1A. Risk Factors
of our 2025 Form 10-K, as updated in our subsequent quarterly reports filed on
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
We have included
a detailed discussion of our long-term strategic objectives as part of the MD&A section of our 2025 Form 10-K.

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
2026 2025
(Dollars in Thousands, except per share data) First Fourth Third Second First
Shareowners' Equity (GAAP) $ 559,912 $ 552,851 $ 540,635 $ 526,423 $ 512,575
Less: Goodwill and Other Intangibles (GAAP) 89,095 89,095 89,095 92,693 92,733
Tangible Shareowners' Equity (non-GAAP) A 470,817 463,756 451,540 433,730 419,842
Total Assets (GAAP) 4,453,734 4,385,765 4,323,774 4,391,753 4,461,233
Less: Goodwill and Other Intangibles (GAAP) 89,095 89,095 89,095 92,693 92,733
Tangible Assets (non-GAAP) B $ 4,364,639 $ 4,296,670 $ 4,234,679 $ 4,299,060 $ 4,368,500
Tangible Common Equity Ratio (non-GAAP) A/B 10.79% 10.79% 10.66% 10.09% 9.61%
Actual Diluted Shares Outstanding (GAAP) C 17,114,954 17,154,586 17,115,336 17,097,986 17,072,330
Tangible Book Value
per Diluted Share (non-GAAP)
A/C
27.51 27.03 26.38 25.37 24.59

SELECTED QUARTERLY
FINANCIAL DATA
(UNAUDITED)
2026 2025
(Dollars in Thousands, Except Per Share Data) First Fourth Third Second First
Summary of Operations :
Interest Income $ 51,020 $ 51,715 $ 51,431 $ 51,459 $ 49,782
Interest Expense 8,203 8,355 7,874 8,275 8,235
Net Interest Income 42,817 43,360 43,557 43,184 41,547
Provision for Credit Losses 712 1,995 1,881 620 768
Net Interest Income After
Provision for Credit Losses
42,105 41,365 41,676 42,564 40,779
Noninterest Income 19,933 20,103 22,331 20,014 19,907
Noninterest Expense 41,373 42,867 42,916 42,538 38,701
Income Before Income Taxes 20,665 18,601 21,091 20,040 21,985
Income Tax Expense 4,848 4,896 5,141 4,996 5,127
Net Income Attributable to CCBG 15,817 13,705 15,950 15,044 16,858
Net Interest Income (FTE) (1) 42,857 43,404 43,602 43,228 41,591
Per Common Share :
Net Income Basic $ 0.92 $ 0.80 $ 0.93 $ 0.88 $ 0.99
Net Income Diluted 0.92 0.80 0.93 0.88 0.99
Cash Dividends Declared 0.27 0.26 0.26 0.24 0.24
Diluted Book Value 32.71 32.23 31.59 30.79 30.02
Diluted Tangible Book Value (2) 27.51 27.03 26.38 25.37 24.59
Market Price:
High
46.83 45.63 44.69 39.82 38.27
Low
39.26 38.27 38.00 32.38 33.00
Close
43.46 42.57 41.79 39.35 35.96
Selected Average Balances :
Investment Securities $ 1,119,125 $ 1,006,040 $ 993,880 $ 1,007,981 $ 982,330
Loans Held for Investment 2,538,318 2,568,073 2,606,213 2,652,572 2,665,910
Earning Assets 4,089,838 4,035,910 3,981,530 4,032,008 3,993,914
Total Assets 4,418,904 4,367,036 4,317,951 4,370,261 4,335,033
Deposits 3,691,016 3,647,510 3,612,331 3,680,707 3,665,482
Shareowners’ Equity 567,663 556,100 542,216 527,583 513,401
Common Equivalent Average Shares:
Basic
17,129 17,070 17,068 17,056 17,027
Diluted
17,146 17,140 17,114 17,088 17,044
Performance Ratios:
Return on Average Assets (annualized) 1.45% 1.25% 1.47% 1.38% 1.58%
Return on Average Equity (annualized) 11.30 9.78 11.67 11.44 13.32
Net Interest Margin (FTE) 4.24 4.26 4.34 4.30 4.22
Noninterest Income as % of Operating Revenue 31.77 31.68 33.89 31.67 32.39
Efficiency Ratio 65.89 67.50 65.09 67.26 62.93
Asset Quality:
Allowance for Credit Losses (“ACL”) $ 30,999 $ 31,001
$
30,202 $ 29,862 $ 29,734
Nonperforming Assets (“NPAs”) 12,965 10,531 10,026 6,581 4,428
ACL to Loans HFI 1.23% 1.22% 1.17% 1.13% 1.12%
NPAs to Total
Assets
0.29 0.24 0.23 0.15 0.10
NPAs to Loans HFI plus OREO 0.51 0.41 0.39 0.25 0.17
ACL to Non-Performing Loans 278.19 360.69 368.54 463.01 692.10
Net Charge-Offs to Average Loans HFI 0.10 0.18 0.18 0.09 0.09
Capital Ratios:
Tier 1 Capital 20.37% 20.20% 19.33% 18.38% 18.01%
Total Capital 21.62 21.45 20.59 19.60 19.20
Common Equity Tier 1 19.08 18.56 17.73 16.81 16.08
Leverage 11.65 11.77 11.64 11.14 11.17
Tangible Common Equity (2) 10.79 10.79 10.66 10.09 9.61
(1) Fully Tax Equivalent.
(2)
Non-GAAP financial measure.
See non-GAAP reconciliation on page 35.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary
.
Net income attributable to common shareowners of $15.8 million, or $0.92 per diluted share, for the first
quarter of 2026 compared to $13.7 million, or $0.80 per diluted share, for the fourth quarter of 2025, and $16.9 million, or $0.99 per
diluted share, for the first quarter of 2025.
Net Interest Income
.
Tax-equivalent net
interest income for the first quarter of 2026 totaled $42.9 million, compared to $43.4 million
for the fourth quarter of 2025, and $41.6 million for the first quarter of
2025. Compared to the fourth quarter of 2025, the decrease was primarily driven by lower loan interest income due to lower average loan balances and lower overnight funds income, partially offset by higher investment securities income due to new investment purchases at higher yields and lower deposit interest expense. Two
less
calendar days contributed to the decline compared to the fourth quarter of 2025. Compared to the first quarter of 2025, the increase was primarily attributable to higher investment securities income due to new investment purchases at higher yields and higher
overnight funds income due to higher average balances that outpaced a decrease in loan interest income due to lower average
balances. Our net interest margin for the first quarter of 2026 was 4.24%, a decrease of two basis points from the fourth quarter of
2025 and an increase of two basis points over the first quarter of 2025.
Provision and Allowance for Credit
Losses.
For the first quarter of 2026, we recorded a provision expense for credit losses of $0.7
million compared to $2.0 million for the fourth quarter of 2025 and $0.8 million for the first quarter of 2025. Net loan charge-offs
were 10 basis points of average loans for the first quarter of 2026 versus 18 basis points for the fourth quarter of 2025 and 9 basis
points for the first quarter of 2025. At March 31, 2026, the allowance for credit losses for loans held for investment (“HFI”) totaled
$31.0 million compared to $31.0 million at December 31, 2025 and $29.7 million at March 31, 2025.
Noninterest Income
.
Noninterest income for the first quarter of 2026 totaled $19.9 million, a $0.2 million, or
0.8%, decrease from the
fourth quarter of 2025 and similar to the first quarter of 2025. The decrease from the fourth quarter of 2025 reflected a $0.5 million
decrease in wealth management fees and a $0.2 million decrease in deposit fees, partially offset by a $0.5 million increase in other
income. Compared to the first quarter of 2025, a $1.7 million decrease in wealth management fees was offset by a $0.7 million
increase in other income, a $0.5
million increase in deposit related fees, and a $0.4 million increase in mortgage banking revenues.
Noninterest Expense
.
Noninterest expense for the first quarter of 2026 totaled $41.4 million, a $1.5 million, or 3.5%, decrease from
the fourth quarter of 2025 and a $2.7 million, or 6.9%, increase over the first quarter of 2025. The decrease from the fourth quarter of
2025 reflected a $2.7 million decrease in compensation expense (primarily performance-based incentives), partially offset by
a $1.2
million increase in other expense (pension settlement gain in the fourth quarter of 2025).
Compared to the first quarter of 2025, the
increase reflected a $2.9 million increase in other expense ($4.0 million gain from the sale of bank owned property in the first quarter of 2025) and a $0.3 million increase in occupancy expense, which was partially offset by a $0.5 million decrease in compensation
expense.
Financial Condition
Earning Assets.
Average earning assets totaled
$4.090 billion for the first quarter of 2026, an increase of $53.9 million, or 1.3%,
over
the fourth quarter of 2025, and an increase of $95.9 million, or 2.4%, over the first quarter of 2025. Compared to the fourth quarter of
2025, the change in earning asset mix reflected a $113.1
million increase in investment securities and a $0.5 million increase in loans held for sale (“HFS”), partially offset by a $29.9 million decrease in overnight funds sold and a $29.8 million decrease in loans held for investment. Compared to the first quarter of 2025, the increase was primarily attributable to a $136.8 million increase in
investment securities and an $86.7 million increase in overnight funds sold, partially offset by a $127.6 million decrease in loans held
for investment.
Loans.
Average loans HFI decreased
by $29.8 million, or 1.16%, from the fourth quarter of 2025, and decreased by $127.6 million, or
4.8%,
from the first quarter of 2025. Loans HFI at March 31, 2026, decreased by $27.7 million, or 1.1%, from December 31, 2025,
and decreased by $142.4 million, or 5.4%, from March 31, 2025.
Credit Quality
.
Nonperforming assets (nonaccrual loans and other real estate) totaled $13.0 million at March 31, 2026 compared to
$10.5 million at December 31, 2025 and $4.4 million at March 31, 2025.
At March 31, 2026, nonperforming assets as a percentage of
total assets was 0.29%, compared to 0.24% at December 31, 2025 and 0.10%
at March 31, 2025. Nonaccrual loans totaled $11.1
million at March 31, 2026, a $2.5 million increase over December 31, 2025 and a $6.8 million increase over March 31, 2025. Other
real estate totaled $1.8 million at March 31, 2026 and reflected the addition of a banking office property for $1.2 million during the
quarter. Further,
classified loans totaled $14.5 million at March 31, 2026, a $0.2 million increase over
December 31, 2025, and a $4.6
million decrease from March 31, 2025.

Deposits
.
Average total
deposits were $3.691 billion for the first quarter of 2026, an increase of $43.5 million, or 1.2%, over the
fourth quarter of 2025 and an increase of $25.5 million, or 0.7%, over the first quarter of 2025. At March 31, 2026, total deposits were
$3.752 billion, an increase of $89.3 million, or 2.4%, over December 31,
2025, and a decrease of $32.3 million, or 0.9%, from March
31, 2025. Total
public funds balances were $629.9 million at March 31, 2026, $654.7 million at December 31, 2025, and $648.0
million at March 31, 2025.
Capital
.
At March 31, 2026, we were “well-capitalized”
with a total risk-based capital ratio of 21.62% and a tangible common equity
ratio (a non-GAAP financial measure) of 10.79% compared to
21.45% and 10.79%, respectively,
at December 31, 2025, and 19.20%
and 9.61%, respectively,
at March 31, 2025.
At March 31, 2026, all of our regulatory capital ratios exceeded the threshold to be
“well-capitalized”
under the Basel III capital standards.
RESULTS
OF OPERATIONS
The following table provides a condensed summary of our results of operations
- a discussion of the various components are discussed
in further detail below.
Three Months Ended
(Dollars in Thousands, except per share data) March 31, 2026 December 31, 2025 March 31, 2025
Interest Income $ 51,020 $ 51,715 $ 49,782
Taxable Equivalent Adjustments 40 44 44
Total Interest Income (FTE) 51,060 51,759 49,826
Interest Expense 8,203 8,355 8,235
Net Interest Income (FTE) 42,857 43,404 41,591
Provision for Credit Losses 712 1,995 768
Taxable Equivalent Adjustments 40 44 44
Net Interest Income After Provision for Credit Losses 42,105 41,365 40,779
Noninterest Income 19,933 20,103 19,907
Noninterest Expense 41,373 42,867 38,701
Income Before Income Taxes 20,665 18,601 21,985
Income Tax Expense 4,848 4,896 5,127
Net Income Attributable to Common Shareowners $ 15,817 $ 13,705 $ 16,858
Basic Net Income Per Share $ 0.92 $ 0.80 $ 0.99
Diluted Net Income Per Share $ 0.92 $ 0.80 $ 0.99
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
Interest Rates,” on page 47.
Tax-equivalent net
interest income for the first quarter of 2026 totaled $42.9 million, compared to $43.4 million for the fourth quarter
of 2025, and $41.6 million for the first quarter of 2025. Compared to the fourth quarter of 2025, the decrease was primarily driven by lower loan interest income due to lower average loan balances and lower overnight funds income, partially offset by higher investment securities income due to new investment purchases at higher yields and lower deposit interest expense. Two
less calendar days
contributed to the decline compared to the fourth quarter of 2025.
Compared to the first quarter of 2025, the increase was primarily attributable to higher investment securities income due to new investment purchases at higher yields and higher overnight funds
income due to higher average balances that outpaced a decrease in loan interest income due to lower average balances.
Our net interest margin for the first quarter of 2026 was 4.24%, a decrease of two basis points from the fourth quarter of 2025 and an
increase of two basis points over the first quarter of 2025. Compared to the fourth quarter of 2025 the decrease was primarily
attributable to a lower overnight funds rate and lower average loan balances.
Compared to the first quarter of 2025, the increase
reflected favorable investment securities repricing partially offset by a lower overnight funds rate and lower average loan balances. For the first quarter of 2026, our cost of funds was 81 basis points, a decrease of one basis point from the fourth quarter of 2025 and a
decrease of three basis points from the first quarter of 2025. Our cost of deposits (including noninterest bearing accounts) was 81 basis
points, 82 basis points, and 82 basis points, respectively,
for the same periods.

Provision for Credit Losses
We recorded
a provision expense for credit losses of $0.7 million for the first quarter of 2026, compared to $2.0 million for the fourth
quarter of 2025 and $0.8 million for the first quarter of 2025.
For the first quarter of 2026, we recorded a provision expense of $0.6 million for loans HFI and a provision expense of $0.1
million for unfunded loan commitments.
See “Allowance for Credit Losses”
below for a discussion of the various factors that impacted our provision expense.
Noninterest Income
Noninterest income for the first quarter of 2026 totaled $19.9 million, a $0.2 million, or 0.8%, decrease from the fourth quarter of
2025 and similar to the first quarter of 2025. The decrease from the fourth quarter of 2025 reflected a $0.5 million decrease in wealth
management fees and a $0.2 million decrease in deposit fees, partially offset by a $0.5 million increase in other income. The decline in
wealth management fees was primarily due to a decrease in retail brokerage fees. The increase in other income was due to a $0.5
million miscellaneous recovery.
Compared to the first quarter of 2025, a $1.7 million decrease in wealth management fees was offset
by a $0.7 million increase in other income, a $0.5 million increase in deposit related fees, and a $0.4 million increase in mortgage
banking revenues. The decline in wealth management fees was attributable to a decrease in retail brokerage assets under management
and lower insurance commission revenue due to the sale of our insurance subsidiary in 2025. The increase in other income reflected
the aforementioned miscellaneous recovery of $0.5 million.
Noninterest income represented 28.1% of operating revenues (net interest income plus noninterest income) in the first quarter of 2026 compared to 28.0% in the fourth quarter of 2025 and 32.9% in the first quarter of 2025.
The table below reflects the major components of noninterest income.
Three Months Ended
(Dollars in Thousands) March 31, 2026 December 31, 2025 March 31, 2025
Deposit Fees
$
5,598
$
5,811
$
5,061
Bank Card Fees 3,630 3,684 3,514
Wealth Management
Fees
4,051 4,525 5,763
Mortgage Banking Revenues 4,252 4,155 3,820
Other 2,402 1,928 1,749
Total
Noninterest Income
$
19,933
$
20,103
$
19,907
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.
Deposit fees for the first quarter of 2026 totaled $5.6 million, a decrease of $0.2 million, or 3.7%, from the fourth
quarter of 2025 and an increase of $0.5 million, or 10.6%, over the first quarter of
2025. Compared to the fourth quarter of 2025, the
$0.2
million decrease was attributable to lower overdraft fees.
Compared to the first quarter of 2025, the increase reflected a $0.4 million increase in account service charges and $0.1 million increase in overdraft fees.
Bank Card Fees
.
Bank card fees for the first quarter of 2026 totaled $3.6 million, a $0.1 million, or 1.5%, decrease from the fourth
quarter of 2025 and a $0.1 million, or 3.3%, increase over the first quarter of
2025. The change across both periods primarily reflected
normal fluctuations in debit card usage, consistent with underlying consumer spending trends.
Wealth
Management Fees
.
Wealth management fees
totaled $4.1 million for the first quarter of 2026, a decrease of $0.5 million, or
10.5%, from the fourth quarter of 2025 and a decrease of $1.7 million, or 29.7%, from the first quarter of 2025. The decrease from the fourth quarter of 2025
reflected lower retail brokerage fees of $0.3 million, trust fees of $0.1 million and insurance commissions of
$0.1 million. The decrease from the first quarter of 2025 reflected lower retail brokerage fees of $1.2 million and insurance
commission revenue of $0.7 million, partially offset by higher trust fees of $0.2
million. The decline in insurance commission revenue
from both prior periods was due to the sale of our insurance subsidiary in
2025. At March 31, 2026, total assets under management
were approximately $2.691 billion compared to $2.867 billion at December 31, 2025
and $3.068 billion at March 31, 2025. Compared
to both prior periods, the decline was due to lower retail brokerage assets partially attributable to the sale of our insurance subsidiary
in 2025.
Mortgage Banking Revenues
.
Mortgage banking revenues totaled $4.3 million for the first quarter of
2026, an increase of $0.1
million, or 2.3%, over the fourth quarter of 2025 and an increase of $0.4 million, or 11.3%, over the first quarter of 2025. Compared
to
first quarter of 2025, the increase was driven by a higher level of interest rate locks and gain on sale margin.
We provide a detailed
overview of our mortgage banking operation, including a detailed break
-down of mortgage banking revenues, mortgage servicing
activity, and warehouse
funding within Note 4 - Mortgage Banking Activities in the Notes to Consolidated Financial
Statements.

Other
.
Other income totaled $2.4 million for the first quarter of 2026, an increase of
$0.5 million, or 24.6%, over the fourth quarter of
2025 and an increase of $0.7 million, or 37.3%, over the first quarter of 2025. The increase across both periods is primarily due to a
$0.5 million miscellaneous recovery in the first quarter of 2026.
Noninterest Expense
Noninterest expense for the first quarter of 2026 totaled $41.4 million, a $1.5 million, or 3.5%, decrease from the fourth quarter of
2025 and a $2.7 million, or 6.9%, increase over the first quarter of 2025. The decrease from the fourth quarter of 2025 reflected a $2.7
million decrease in compensation expense, partially offset by a $1.2 million increase in other expense. The decrease in compensation expense was primarily due to higher performance-based incentive pay of
$2.6 million in the fourth quarter of 2025. The increase in
other expense reflected a $1.5 million pension plan settlement gain recorded in the fourth quarter of 2025. Compared to the first quarter of 2025, the increase reflected a $2.9 million increase in other expense and a $0.3 million increase in occupancy expense,
which was partially offset by a $0.5 million decrease in compensation expense. The increase in other expense was primarily
attributable to a $4.1 million increase in other real estate expense that reflected a gain from the sale of our operations center building
in the first quarter of 2025, partially offset by decreases in charitable contributions, professional fees, and other miscellaneous
expenses. The increase in occupancy expense was primarily attributable to higher expense for maintenance agreements and software.
The decrease in compensation expense reflected a decrease in commission expense related to the sale of our insurance subsidiary.
The table below reflects the major components of noninterest expense.
Three Months Ended
(Dollars in Thousands) March 31, 2026 December 31, 2025 March 31, 2025
Salaries $ 21,372
$
23,054
$
21,883
Associate Benefits 4,331 5,330 4,365
Total Compensation
25,703 28,384 26,248
Premises 3,179 3,074 3,172
Equipment 3,904 3,978 3,621
Total Occupancy 7,083 7,052 6,793
Legal Fees 500 393 504
Professional Fees 1,305 1,055 1,622
Processing Services 2,433 2,145 2,469
Advertising 870 841 838
Telephone 820 835 719
Insurance - Other 732 751 732
Other Real Estate Owned, net
(321) 123 (4,470)
Pension - Other (745) (873) (873)
Pension Settlement - (1,552) -
Miscellaneous 2,993 3,713 4,119
Total Other
8,587 7,431 5,660
Total
Noninterest Expense
$ 41,373 $ 42,867 $ 38,701
Significant components of noninterest expense are discussed in more detail below.
Compensation
.
Compensation expense totaled $25.7 million for the first quarter of 2026, a decrease of $2.7 million, or 9.4%, from the
fourth quarter of 2025 and a decrease of $0.5 million, or 2.1%, from the first quarter of 2025. Compared to the fourth quarter of 2025, the decrease reflected a $1.7 million decrease in salary expense and $1.0 million decrease in associate benefit expense, both primarily due to higher performance-based incentive pay in the fourth quarter of 2025.
Compared to the first quarter of 2025, the decrease was
driven by a $0.5 million decrease in salary expense due to lower commission expense related to the sale of our insurance subsidiary in
2025.
Occupancy.
Occupancy expense (including premises and equipment) totaled $7.1 million for the first quarter of 2026, similar to the
fourth quarter of 2025 and an increase of $0.3 million, or 4.3%, over the first quarter of 2025.
The increase over the first quarter 2025
was primarily attributable to higher expense for maintenance agreement
s
of $0.2 million and software licenses of $0.1 million.

Other
.
Other noninterest expense totaled $8.6 million for the first quarter of
2026, an increase of $1.2 million, or 15.6%, over the
fourth quarter of 2025 and an increase of $2.9 million, or 51.7% over the first quarter of 2025. Compared to the fourth quarter of 2025, the variance reflected a $1.5 million pension plan settlement gain recorded in the fourth quarter of 2025. Compared to the first quarter of 2025, the increase was primarily attributable to a $4.1 million increase in other real estate expense that reflected a gain from the
sale of our operations center building in the first quarter of 2025, partially offset by decreases in charitable contributions
of $0.6
million, professional fees of $0.3 million, and other miscellaneous expenses of $0.5 million.
Our operating efficiency ratio (expressed as noninterest
expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.89% for the first quarter of 2026 compared to 67.50% for the fourth quarter of 2025 and 62.93% for the
first quarter of 2025. Compared to the fourth quarter of 2025, the ratio was favorably impacted by lower noninterest expense,
primarily performance-based compensation.
Compared to the first quarter of 2025, the variance was unfavorably impacted due to
lower noninterest expense in the first quarter of 2025, which included a $4.4 million gain from the sale of our operations center
building.
Income Taxes
We realized income
tax expense of $4.8 million (effective rate of 23.5%) for the first quarter of
2026 compared to $4.9 million
(effective rate of 26.3%) for the fourth quarter of 2025 and $5.1 million (effective rate of 23.3%) for the first quarter of 2025.
Compared to the fourth quarter of 2025, the variance in the effective tax rate reflected discrete items for both quarters, including a benefit in the first quarter of 2026 related to stock-based compensation and an expense in the fourth quarter of 2025 related to an
Internal Revenue Code (“IRC”) Section 162(m) limitation for executive compensation.
Absent discrete items or new tax credit
investments, we expect our annual effective tax rate to
approximate 24% for 2026.
FINANCIAL CONDITION
Average earning
assets totaled $4.090 billion for the first quarter of 2026, an increase of $53.9 million, or 1.3%,
over the fourth
quarter of 2025, and an increase of $95.9 million, or 2.4%,
over the first quarter of 2025. Compared to the fourth quarter of 2025, the change in earning asset mix reflected a $113.1 million
increase in investment securities and a $0.5 million increase in loans held for sale (“HFS”), partially offset by a $29.9 million decrease in overnight funds sold and a $29.8 million decrease in loans HFI. Compared to the first quarter of 2025, the increase was primarily attributable to a $136.8 million increase in investment securities and an $86.7
million increase in overnight funds sold, partially offset by a $127.6 million decrease in loans HFI.
Investment Securities
Average investments
totaled $1,119.1 million in the first quarter of 2026, a
$113.1 million, or 11.2
%, increase over the fourth quarter
of 2025 and a $136.8 million, or 13.9% increase over the first quarter of
2025. Our investment portfolio represented 27.4% of our
average earning assets for the first quarter of 2026 compared to 24.9% for the fourth quarter of 2025 and 24.6% for the first quarter of
2025.
For the remainder of 2026, we will continue to monitor our overall liquidity position and market conditions to determine if cash
flow from the investment portfolio should be reinvested or utilized to support loan growth.
The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and
asset/liability management.
Two types of classifications are approved
for investment securities which are Available
-for-Sale (“AFS”)
and Held-to-Maturity (“HTM”).
At March 31, 2026, $800.6
million, or 69.3%, of the investment portfolio was classified as AFS and
$353.3 million, or 30.6%, was classified as HTM. The average maturity of our total portfolio at March 31, 2026 was 2.98 years
compared to 2.57 years at December 31, 2025 and 2.64 years at March
31, 2025.
The duration of our investment portfolio at March
31, 2026 was 2.64 years compared to 2.12 years at December 31, 2025 and
2.10 years at March 31, 2025.
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

At March 31, 2026, there were 790 positions (combined AFS and HTM)
with unrealized pre-tax losses totaling $26.3 million.
50 of
these positions are U.S. Treasury bonds
and carry the full faith and credit of the U.S. Government.
663 are U.S. government agency
securities issued by U.S. government sponsored entities.
We believe
the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.
At March 31, 2026, all collateralized
mortgage obligation securities, mortgage-backed securities, Small Business
Administration securities, U.S. Agency,
and U.S. Treasury
bonds held were rated AA+ or higher.
The remaining 77 positions (municipal securities and corporate bonds) have a credit
component.
At March 31, 2026, corporate debt securities had an immaterial allowance for credit losses.
None of the securities held
by the Company were past due or in nonaccrual status at March 31, 2026.
Loans HFI
Average loans
HFI decreased by $29.8 million, or 1.16%, from the fourth quarter of 2025, and decreased by $127.6 million, or 4.7%,
from the first quarter of 2025. Compared to the fourth quarter of 2025, the decline was primarily attributable to decreases in residential real estate loans of $16.3 million, commercial real estate loans of $10.2 million, construction loans of $4.2 million consumer loans
(primarily indirect auto) or $2.3 million, and commercial loans of $1.5 million, partially offset by an increase in home equity loans of
$4.0 million. Compared to the first quarter of 2025, the decline was primarily attributable to declines in construction loans of $56.8
million, commercial real estate loans of $32.6 million, consumer loans (primarily indirect auto) of $23.4 million, residential real estate
loans of $21.8 million, and commercial loans of $11.3
million, partially offset by an increase in home equity loans of $19.1 million.
Loans HFI at March 31, 2026, decreased by $27.7 million, or 1.1%, from December
31, 2025, and decreased by $142.4 million, or
5.4%, from March 31, 2025. Compared to December 31, 2025,
the decline was primarily due to decreases in residential real estate loans of $22.2 million, commercial real estate loans of $12.9 million, commercial loans of $10.1 million, other loans of $7.6 million
and consumer loans (primarily indirect auto) of $2.8 million, partially offset by increases in construction loans of $9.7 million and home equity loans of $3.0 million. Compared to the first quarter of 2025, the decrease was primarily attributable to declines in
commercial real estate loans of $51.1 million, residential real estate loans of $41.9 million, construction loans of $35.7 million,
consumer loans (primarily indirect auto) of $26.7 million, and commercial loans of $14.1 million, partially offset by an increase in
home equity loans of $17.9 million.
Without compromising our credit standards
,
changing our underwriting standards, or taking on inordinate interest rate risk, we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Nonperforming assets (nonaccrual loans and other real estate) totaled $13.0 million at March 31, 2026 compared to $10.5 million at
December 31, 2025 and $4.4 million at March 31, 2025. At March 31, 2026, nonperforming assets as a percentage of total assets was
0.29%, compared to 0.24% at December 31, 2025 and 0.10% at March 31, 2025.
Nonaccrual loans totaled $11.1 million at March 31,
2026, a $2.5 million increase over December 31, 2025 and a $6.8 million increase over March 31, 2025. The increase over December
31, 2025 was primarily attributable to the addition of four residential 1-4 family real estate loans totaling $1.9 million. Other real
estate totaled $1.8 million at March 31, 2026 and reflected the addition of a banking office property for $1.2 million during the first
quarter of 2026. Further, classified loans totaled
$14.5 million at March 31, 2026, a $0.2 million increase over December 31, 2025
and
a $4.6 million decrease from March 31, 2025.
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
conditions and forecasts.

At March 31, 2026, the allowance for credit losses for loans HFI totaled $31.0 million comparable to $31.0 million and $29.7 million
at December 31, 2025 and at March 31, 2025, respectively.
Activity within the allowance is provided in Note 3 – Loans Held for
Investment and Allowance for Credit Losses in the Notes to Consolidated Financial
Statements.
The slight increase in the allowance
over March 31, 2025 was primarily attributable to utilization of a higher forecasted unemployment rate in calculating loan loss rates.
Net loan charge-offs were 10 basis points
of average loans for the first quarter of 2026 versus 18 basis points for the fourth quarter of
2025 and 9 basis points for the first quarter of 2025. At March 31, 2026, the allowance represented 1.23% of loans HFI compared to
1.22% at December 31, 2025, and 1.12% at March 31, 2025.
At March 31, 2026, the allowance for credit losses for unfunded commitments totaled $2.2 million compared to $2.1 million and $1.8
million at December 31, 2025 and March 31, 2025, respectively.
The change in the allowance for unfunded commitments from both prior periods reflected variances in the level of unfunded loan commitments.
The allowance for unfunded commitments is recorded in
other liabilities.
Deposits
Average total
deposits were $3.691 billion for the first quarter of 2026, an increase of $43.5 million, or 1.2%, over the fourth quarter
of 2025 and an increase of $25.5 million, or 0.7%, over the first quarter of 2025. Compared to the fourth quarter of 2025, the increase was primarily attributable to higher public funds balances of $99 million, driven by seasonal inflows from municipal clients as they
receive their tax receipts beginning in late November,
partially offset by declines in core deposits of $64 million (noninterest bearing
and interest bearing DDAs). The increase over the first quarter of 2025 was due to growth in both core deposit balances, and public
funds.
At March 31, 2026, total deposits were $3.752 billion, an increase of $89.3 million, or 2.4%, over December 31, 2025, and a decrease
of $32.3 million, or 0.9%, from March 31, 2025. The increase over December 31,
2025, was driven by higher core deposit balances of
$103 million (primarily noninterest bearing and NOW accounts), partially offset by a decrease in public funds balances of $25 million
(primarily NOW accounts). The decrease from March 31, 2025, was primarily due to lower public funds balances (noninterest bearing
accounts). Total public
funds balances were $629.9 million at March 31, 2026, $654.7 million at December
31, 2025, and $648.0
million at March 31, 2025.
Business deposit transaction accounts classified as repurchase agreements averaged $15.8 million for the first quarter of 2026, a
decrease of $4.9 million from the fourth quarter of 2025 and a decrease of $14.0 million from the first quarter of 2025. At March 31,
2026, repurchase agreement balances were $4.6 million compared to $22.0 million at December 31, 2025 and $22.8 million at March
31, 2025.
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
The following table presents our net interest income
simulation results for gradual 12-month and 24-month “ramp” scenarios applied to the base scenario. The “ramp” scenario is a parallel shift applied gradually over a 12-month period for the projected 12-month and 24-month period on a pro rata basis.
ESTIMATED CHANGES
IN NET INTEREST INCOME
As of March 31, 2026
% Change in NII Policy Limit
Change in Interest Rates 12 Months 24 Months 12 Months 24 Months
+200 bp Ramp 5.0% 17.7% -10.0% -12.5%
+100 bp Ramp 2.5% 10.7% -7.5% -10.0%
-100 bp Ramp -2.5% -4.2% -7.5% -10.0%
-200 bp Ramp -5.1% -12.3% -10.0% -12.5%
As of December 31, 2025
% Change in NII Policy Limit
Change in Interest Rates 12 Months 24 Months 12 Months 24 Months
+200 bp Ramp 5.3% 18.5% -10.0% -12.5%
+100 bp Ramp 2.0% 10.8% -7.5% -10.0%
-100 bp Ramp -2.7% -4.9% -7.5% -10.0%
-200 bp Ramp -5.5% -13.3% -10.0% -12.5%
The Net Interest Income (“NII”) at Risk position of an instantaneous, parallel rate shock indicates that in the short-term (over the next
12 months), all rising rate environments will positively impact the net interest margin of the Company,
while declining rate
environments
will have a negative impact on the net interest margin.
Compared to the fourth quarter of 2025, these metrics became more favorable in the declining rate scenarios due to the deployment of variable rate overnight funds into the investment securities
portfolio.
The instantaneous parallel rate shock results over the next 12-month and 24-month periods are within our prescribed policy
limits for all rate scenarios.

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
ESTIMATED CHANGES
IN ECONOMIC VALUE
OF EQUITY
% Change in EVE EVE Ratio
Changes in Interest
Rates
March 31, 2026 December 31, 2025
Policy
Limit
March 31, 2026 December 31, 2025
Policy
Minimum
+200 bp Shock 9.5% 10.4% -20.0% 26.5% 25.4% 5.0%
+100 bp Shock 6.2% 7.0% -15.0% 25.3% 24.2% 5.0%
-100 bp Shock -9.5% -9.7% -15.0% 20.9% 19.8% 5.0%
-200 bp Shock -20.8% -21.0% -20.0% 18.0% 17.1% 5.0%
At March 31, 2026, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments.
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
At March 31, 2026, we had the ability to generate approximately $1.6
51 billion (excludes overnight funds position of $425 million) in additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings, the
Federal Reserve Discount Window,
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
We believe the
liquidity
available to us at March 31, 2026 was sufficient to meet our on-going needs and execute our business strategy.
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
The Bank maintained an average net overnight funds (i.e., deposits with banks plus FED funds sold, less FED funds purchased) sold
position of $407.7 million in the first quarter of 2026
compared to $437.5 million in the fourth quarter of 2026 and $320.9 million in the first quarter of 2025. Compared to both prior periods, the variance reflected higher average deposits and lower average loans and the deployment of excess liquidity into the investment security portfolio.

We expect our
capital expenditures will be approximately $10.0 million over the next 12 months, which will primarily consist of
construction of a new office, office remodeling,
office equipment/furniture, and technology purchases.
Management expects that
these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.
Borrowings
Average short
-term borrowings totaled $43.6 million for the first quarter of 2026 compared to $41.6 million for the fourth quarter of
2025 and $37.3 million for the first quarter of 2025.
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
We made
principal payments on this note of $4.1 million and $5.1 million in the first quarter of 2026 and the second quarter of 2025,
respectively.
The second note for $32.0 million was issued to CCBG Capital Trust
II in May 2005. We
made principal payments on
this note of $5.1 million each in the first quarter of 2026 and the second quarter of 2025. The interest payment for the CCBG Capital
Trust I borrowing is due quarterly and adjusts quarterly
to a variable rate of three-month CME Term
SOFR (secured overnight
financing rate) plus a margin of 1.90%. This note
matures on December 31, 2034. The interest payment for the CCBG Capital Trust
II
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
The Company previously maintained a derivative cash flow hedge of our interest rate risk related to our subordinated debt. The notional amount of the derivative is $30 million ($10 million of the
CCBG Capital Trust I borrowing and $20 million of the CCBG
Capital Trust II borrowing).
In October 2025, the interest rate swaps were terminated.
Additional detail on the interest rate swap
agreement is provided in Note 5 – Derivatives in the Consolidated Financial
Statements.
Capital
Our capital ratios are presented in the Selected Quarterly Financial Data table on page 36.
At March 31, 2026, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”
under the Basel III capital standards.
Shareowners’ equity was $559.9 million at March 31, 2026 compared to $552.9 million at December 31, 2025 and $512.6 million at
March 31, 2025. For the first three months of 2026, shareowners’ equity was positively impacted by net income attributable to
shareowners of $15.8 million, the issuance of stock of $2.8 million, and stock compensation accretion of $0.5 million. Shareowners’
equity was reduced by a common stock dividend of $4.6 million ($0.27 per share), repurchases of our common stock of $2.6 million
(63,088 shares), net adjustments totaling $2.6 million related to transactions under our stock-based compensation plans, and a net $2.3
million decrease in the accumulated other comprehensive gain. The net unfavorable change in accumulated other comprehensive gain was primarily due to a $2.2 million increase in the investment securities loss.
At March 31, 2026, our total risk-based capital ratio was 21.62% compared to 21.45% at December 31, 2025 and 19.20% at March 31,
2025. Our common equity tier 1 capital ratio was 19.08%, 18.56%, and 16.08%, respectively, on
these dates. Our leverage ratio was
11.65%, 11.77%,
and 11.17%, respectively,
on these dates. At March 31, 2026, all our regulatory capital ratios exceeded the thresholds to be designated as “well-capitalized” under the Basel III capital standards. Further, our tangible common
equity ratio (non-
GAAP financial measure) was 10.79% at March 31, 2026 and December 31, 2025, compared to 9.61% at March 31, 2025. If our
unrealized held-to-maturity securities loss of $7.2 million (after-tax)
were recognized in accumulated other comprehensive loss, our adjusted tangible capital ratio would be 10.62%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with Accounting Standards Codification
Topic 715. At March 31, 2026
and December 31, 2025, the net pension asset
reflected in other comprehensive income was $9.4 million compared to $9.7 million at March 31, 2025. This liability is re-measured annually on December 31 st
based on an actuarial calculation of our pension liability.
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
Discussion and Analysis of Financial Condition and Results of Operations, of
our 2025
Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS
We are a party
to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our
clients.
At March 31, 2026, we had $669.7 million in commitments to extend credit and $7.5 million in standby letters of credit.
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
We have recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Bank, which is included in other liabilities on the Consolidated Statements of Financial Condition
and totaled $2.2 million at March 31, 2026.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 1 to the Consolidated
Financial Statements included in our 2025 Form 10-K.
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
Management’s Discussion and Analysis
of Financial Condition and Results of Operations included
in our 2025 Form 10-K.

TABLE I
AVERAGE
BALANCES & INTEREST RATES
Three Months Ended
March 31, 2026 December 31, 2025 March 31, 2025
Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$
24,716
$
404 6.63%
$
24,261
$
374 6.11%
$
24,726
$
490 8.04%
Loans Held for Investment
(1)(2)
2,538,318 37,886 6.05 2,568,073 39,230 6.06 2,665,910 40,029 6.09
Taxable Securities 1,117,505 9,042 3.26 1,004,420 7,756 3.07 981,485 5,802 2.38
Tax-Exempt Securities
(2)
1,620 17 4.25 1,620 17 4.30 845 9 4.32
Interest Bearing Deposits 407,679 3,711 3.69 437,536 4,382 3.97 320,948 3,496 4.42
Total Earning Assets 4,089,838 51,060 5.06% 4,035,910 51,759 5.08% 3,993,914 49,826 5.06%
Cash & Due From Banks 63,079 67,291 73,467
Allowance For Credit Losses (31,545) (30,922) (30,008)
Other Assets 297,532 294,757 297,660
TOTAL ASSETS
$
4,418,904
$
4,367,036
$
4,335,033
Liabilities:
Noninterest Bearing Deposits
$
1,282,988
$
1,303,266
$
1,317,425
NOW Accounts 1,302,894
$
4,221 1.31% 1,235,961
$
4,055 1.30% 1,249,955
$
3,854 1.25%
Money Market Accounts 403,340 1,752 1.76 415,577 1,977 1.89 420,059 2,187 2.11
Savings Accounts 509,351 132 0.10 501,080 157 0.12 507,676 176 0.14
Other Time Deposits 192,443 1,290 2.72 191,626 1,355 2.80 170,367 1,166 2.78
Total Interest Bearing Deposits 2,408,028 7,395 1.25 2,344,244 7,544 1.28 2,348,057 7,383 1.28
Total Deposits 3,691,016 7,395 0.81 3,647,510 7,544 0.82 3,665,482 7,383 0.82
Repurchase Agreements 15,789 73 1.88 20,690 134 2.57 29,821 164 2.23
Short-Term Borrowings 27,836 327 4.76 20,954 217 4.09 7,437 117 6.39
Subordinated Notes Payable 41,620 398 3.83 42,582 451 4.15 52,887 560 4.23
Other Long-Term Borrowings 680 10 5.68 680 9 5.55 794 11 5.68
Total Interest Bearing Liabilities 2,493,953 8,203 1.33% 2,429,150 8,355 1.36% 2,438,996 8,235 1.37%
Other Liabilities 74,300 78,520 65,211
TOTAL LIABILITIES 3,851,241 3,810,936 3,821,632
TOTAL SHAREOWNERS’ EQUITY 567,663 556,100 513,401
TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY
$
4,418,904
$
4,367,036
$
4,335,033
Interest Rate Spread 3.72% 3.72% 3.69%
Net Interest Income
$
42,857
$
43,404
$
41,591
Net Interest Margin (3) 4.24% 4.26% 4.22%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.
Interest income includes net loan costs of $0.4 million for
the three months ended
March 31, 2026, December 31, 2025, and March 31, 2025.
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
Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2025.
Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At March 31, 2026, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and
Chief Financial Officer, evaluated
the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934).
Based upon that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded
that, as of the end of the period covered by this report,
our disclosure controls and procedures were effective.
Our management, including our Chief Executive Officer
and Chief Financial Officer, has reviewed
our internal control over financial
reporting (as defined in Rule 13a-15(f) under the Securities Exchange
Act of 1934). During the quarter ended March 31, 2026, there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that
have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. “Risk Factors” in our 2025 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2025 Form
10-K, and our subsequent quarterly reports are not the only risks facing us.
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
Total
number
Average
Total
number of shares
Maximum Number of shares
of shares price paid purchased under our remaining for purchase under
Period purchased per share share repurchase program (1) our share repurchase program
January 1, 2026 to
January 31, 2026 - - - 676,561
February 1, 2026 to
February 28, 2026 7,713 41.83 7,713 668,848
March 1, 2026 to
March 31, 2026 55,375 41.84 55,375 613,473
Total 63,088 $41.84 63,088 613,473

(1)
The information reported in this row relates to shares that were repurchased during the first quarter of 2026 through the Capital
City Bank Group, Inc. Share Repurchase Program (“the Program”),
effective February 1, 2024, that was publicly announced on
February 2, 2024 and that expires on February 1, 2029, under which we were authorized to repurchase up to 750,000 shares of
our common stock.
Under the Program, shares may be repurchased by the Company from time to time in the open market or
through private transactions, as market conditions warrant.
The program does not obligate the Company to repurchase any
specified number of shares of its common stock.
No shares are repurchased outside of the Program.
Item 3.
Defaults Upon Senior Securities
None.
Item 4.
Mine Safety Disclosure
Not Applicable.
Item 5.
Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or officers
(as defined in Rule 16a-1(f) under the Exchange Act)
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
CAPITAL CITY
BANK GROUP,
INC.
(Registrant)
/s/ Jeptha E. Larkin
Jeptha E. Larkin
Executive Vice President
and Chief Financial Officer
(Mr. Larkin is the Principal Financial
Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: April 28, 2026