Form 10-Q
period 2026-06-30
CAPITAL CITY BANK GROUP INC
filed 2026-07-29
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,
D.C.
20549
FORM
10-Q
☒
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2026
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
At July 27, 2026,
17,113,297
shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK
GROUP,
INC.
QUARTERLY
REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2026
TABLE OF CONTENTS
PART I –
Financial Information
Page
Item 1.
Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – June 30, 2026 and December 31, 2025 5
Consolidated Statements of Income – Three and Six Months Ended June 30, 2026 and 2025 6
Consolidated Statements of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2026 and 2025 7
Consolidated Statements of Changes in Shareowners’ Equity – Three and Six Months Ended June 30, 2026 and 2025 8
Consolidated Statements of Cash Flows – Six Months Ended June 30, 2026 and 2025 9
Notes to Consolidated Financial Statements 11
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
37
Item 3.
Quantitative and Qualitative Disclosure About Market Risk
54
Item 4.
Controls and Procedures
54
PART II –
Other Information
Item 1. Legal Proceedings 54
Item 1A. Risk Factors 54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 54
Item 3. Defaults Upon Senior Securities 54
Item 4. Mine Safety Disclosure 54
Item 5. Other Information 54
Item 6. Exhibits 55
Signatures
56

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
● Increased competition and its effect on deposit fees;
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
● The effects of natural disasters (including hurricanes), widespread health emergencies (including pandemics), military conflict
(including impacts related to the conflicts in the Middle East and resulting disruptions to energy and other commodities markets and supply chains),
terrorism, civil unrest, climate change or other geopolitical events;
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
OF FINANCIAL CONDITION
(Unaudited)
June 30, December 31,
(Dollars in Thousands, Except Par Value) 2026
2025
ASSETS
Cash and Due From Banks $
67,124
$
62,189
Federal Funds Sold and Interest Bearing Deposits
412,609
467,782
Total Cash and Cash Equivalents
479,733
529,971
Investment Securities, Available
for Sale, at fair value (amortized cost of $
872,397
and $
656,546
)
853,608
643,922
Investment Securities, Held to Maturity (fair value of $
294,070
and $
369,320
)
304,460
377,446
Equity Securities
2,068
2,069
Total Investment
Securities
1,160,136
1,023,437
Loans Held For Sale, at fair value
34,278
21,695
Loans Held for Investment
2,499,871
2,546,118
Allowance for Credit Losses
(31,007)
(31,001)
Loans Held for Investment, Net
2,468,864
2,515,117
Premises and Equipment, Net
81,148
79,457
Goodwill
89,095
89,095
Other Real Estate Owned
3,424
1,936
Other Assets
133,805
125,057
Total Assets $
4,450,483
$
4,385,765
LIABILITIES
Deposits:
Noninterest Bearing Deposits $
1,344,694
$
1,251,886
Interest Bearing Deposits
2,376,315
2,410,426
Total Deposits
3,721,009
3,662,312
Short-Term
Borrowings
46,907
50,092
Subordinated Notes Payable
33,303
42,582
Other Long-Term
Borrowings
567
680
Other Liabilities
78,602
77,248
Total Liabilities
3,880,388
3,832,914
SHAREOWNERS’ EQUITY
Preferred Stock, $
0.01
par value;
3,000,000
shares authorized;
no
shares issued and outstanding
- -
Common Stock, $
0.01
par value;
90,000,000
shares authorized;
17,111,077
and
17,084,386
shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively
171
171
Additional Paid-In Capital
40,821
41,650
Retained Earnings
531,291
508,443
Accumulated Other Comprehensive (Loss) Income, net of tax
(2,188)
2,587
Total Shareowners’ Equity
570,095
552,851
Total Liabilities and Shareowners’
Equity
$
4,450,483
$
4,385,765
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK
GROUP,
INC.
CONSOLIDATED STATEMENTS
OF INCOME
(Unaudited)
Three Months Ended
June 30,
Six Months Ended
June 30,
(Dollars in Thousands, Except Per Share
Data)
2026 2025 2026 2025
INTEREST INCOME
Loans, including Fees $
38,212
$
40,872
$
76,466
$
81,350
Investment Securities:
Taxable
10,249
6,666
19,291
12,469
Tax Exempt
11
12
24
17
Funds Sold and Interest Bearing Deposits
3,366
3,909
7,077
7,405
Total Interest Income
51,838
51,459
102,858
101,241
INTEREST EXPENSE
Deposits
6,933
7,405
14,328
14,788
Short-Term
Borrowings
410
335
810
616
Subordinated Notes Payable
288
530
686
1,090
Other Long-Term
Borrowings
9
5
19
16
Total Interest Expense
7,640
8,275
15,843
16,510
NET INTEREST INCOME
44,198
43,184
87,015
84,731
Provision for Credit Losses
919
620
1,631
1,388
Net Interest Income After Provision For Credit Losses
43,279
42,564
85,384
83,343
NONINTEREST INCOME
Deposit Fees
5,656
5,320
11,254
10,381
Bank Card Fees
3,858
3,774
7,488
7,288
Wealth Management
Fees
4,185
5,206
8,236
10,969
Mortgage Banking Revenues
4,660
4,190
8,912
8,010
Other
2,240
1,524
4,642
3,273
Total Noninterest
Income
20,599
20,014
40,532
39,921
NONINTEREST EXPENSE
Compensation
25,836
26,490
51,539
52,738
Occupancy, Net
7,319
7,071
14,402
13,864
Other
9,485
8,977
18,072
14,637
Total Noninterest
Expense
42,640
42,538
84,013
81,239
INCOME BEFORE INCOME TAXES
21,238
20,040
41,903
42,025
Income Tax Expense
4,961
4,996
9,809
10,123
NET INCOME $
16,277
$
15,044
$
32,094
$
31,902
BASIC NET INCOME PER SHARE $
0.95
$
0.88
$
1.88
$
1.87
DILUTED NET INCOME PER SHARE $
0.95
$
0.88
$
1.87
$
1.87
Average Common
Basic Shares Outstanding
17,101
17,056
17,115
17,042
Average Common
Diluted Shares Outstanding
17,126
17,088
17,133
17,067
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK
GROUP,
INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2026 2025 2026 2025
NET INCOME $
16,277
$
15,044
$
32,094
$
31,902
Other comprehensive income, before
tax:
Investment Securities:
Change in net unrealized loss on securities available for sale
(3,130)
2,737
(6,163)
7,744
Amortization of unrealized losses on securities transferred from available for sale to held to maturity
56
344
164
842
Derivative:
Change in net unrealized gain on effective cash flow
derivative
-
(485)
-
(1,189)
Amortization of terminated cash flow derivative gain
(200)
-
(398)
-
Other comprehensive (loss) income, before
tax
(3,274)
2,596
(6,397)
7,397
Deferred tax (benefit) expense related to other comprehensive (loss) income
(831)
649
(1,622)
1,851
Other comprehensive (loss) income, net of tax
(2,443)
1,947
(4,775)
5,546
TOTAL COMPREHENSIVE
INCOME
$
13,834
$
16,991
$
27,319
$
37,448
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK
GROUP,
INC.
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)
Accumulated
Other
Additional Comprehensive
Shares Common Paid-In Retained Income (Loss),
(Dollars In Thousands, Except Share Data) Outstanding Stock Capital Earnings Net of Taxes Total
Balance, April 1, 2026
17,097,636
$
171
$
39,854
$
519,632
$
255
$
559,912
Net Income -
-
-
16,277
-
16,277
Other Comprehensive Loss, net of tax
-
-
-
-
(2,443)
(2,443)
Cash Dividends ($
0.2700
per share)
-
-
-
(4,618)
-
(4,618)
Stock Based Compensation -
-
415
-
-
415
Stock Compensation Plan Transactions, net
13,441
-
552
-
-
552
Balance, June 30, 2026
17,111,077
$
171
$
40,821
$
531,291
$
(2,188)
$
570,095
Balance, April 1, 2025
17,054,787
$
171
$
38,576
$
476,715
$
(2,887)
$
512,575
Net Income -
-
-
15,044
-
15,044
Other Comprehensive Income, net of tax
-
-
-
-
1,947
1,947
Cash Dividends ($
0.2400
per share)
-
-
-
(4,094)
-
(4,094)
Stock Based Compensation -
-
526
-
-
526
Stock Compensation Plan Transactions, net
11,608
-
425
-
-
425
Balance, June 30, 2025
17,066,395
$
171
$
39,527
$
487,665
$
(940)
$
526,423
Balance, January 1, 2026
17,084,386
$
171
$
41,650
$
508,443
$
2,587
$
552,851
Net Income -
-
-
32,094
-
32,094
Other Comprehensive Loss, net of tax -
-
-
-
(4,775)
(4,775)
Cash Dividends ($
0.5400
per share)
-
-
-
(9,246)
-
(9,246)
Repurchase of Common Stock
(63,088)
-
(2,639)
-
-
(2,639)
Stock Based Compensation -
-
916
-
-
916
Stock Compensation Plan Transactions, net
89,779
-
894
-
-
894
Balance, June 30, 2026
17,111,077
$
171
$
40,821
$
531,291
$
(2,188)
$
570,095
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
(940)
$
526,423
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK
GROUP,
INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)
Six Months Ended June 30,
(Dollars in Thousands) 2026 2025
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income $
32,094
$
31,902
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Credit Losses
1,631
1,388
Depreciation
3,649
3,676
Amortization of Premiums, Discounts and Fees, net
1,503
2,272
Amortization of Intangible Asset
-
80
Originations of Loans Held-for-Sale
(222,589)
(218,167)
Proceeds From Sales of Loans Held-for-Sale
221,097
232,204
Mortgage Banking Revenues
(8,912)
(8,010)
Net (Additions) Deletions for Capitalized Mortgage Servicing Rights
(3)
44
Stock Based Compensation
916
925
Net Tax Benefit from
Stock Based Compensation
(132)
(154)
Deferred Income Taxes
1,109
1,391
Net Change in Operating Leases
(10)
(33)
Net Gain on Sales and Write-Downs of Other Real Estate Owned
(334)
(4,514)
Gain from Insurance Claim on Premises
(453)
-
Net (Increase) Decrease in Other Assets
(2,334)
5,124
Net Increase in Other Liabilities
1,468
6,363
Net Cash Provided By Operating Activities
28,700
54,491
CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases
(79,337)
(47,841)
Proceeds from Payments, Maturities, and Calls
152,205
152,124
Securities Available for
Sale:
Purchases
(271,711)
(155,436)
Proceeds from Payments, Maturities, and Calls
56,081
32,471
Equity Securities:
Purchases
(110)
(60)
Net Decrease in Equity Securities
111
94
Purchases of Loans Held for Investment
(269)
(304)
Proceeds from Sales of Loans
34,982
25,696
Net Decrease (Increase) in Loans Held for Investment
4,086
(4,047)
Purchase of Bank Owned Life Insurance
(6,000)
-
Proceeds from Insurance Claims on Premises
453
-
Proceeds From Sales of Other Real Estate Owned
2,226
7,341
Purchases of Premises and Equipment
(6,590)
(4,222)
Net Cash (Used In) Provided By Investing Activities
(113,873)
5,816
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits
58,697
32,876
Net (Decrease) Increase in Short-Term
Borrowings
(3,185)
6,237
Principal Payments of Subordinated Notes
(9,279)
(10,305)
Dividends Paid
(9,246)
(8,186)
Payments to Repurchase Common Stock
(2,639)
-
Proceeds from Issuance of Common Stock Under Purchase Plans
587
619
Net Cash Provided By Financing Activities
34,935
21,241
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(50,238)
81,548
Cash and Cash Equivalents at Beginning of Period
529,971
391,854
Cash and Cash Equivalents at End of Period
$
479,733
$
473,402

Supplemental Cash Flow Disclosures:
Interest Paid
$
16,397
$
16,543
Federal Income Taxes
Paid
$
5,250
$
2,600
State and Local Income Taxes Paid:
Florida
1,585
395
All Other
112
225
Supplemental Noncash Items:
Loans and Premises Transferred to Other Real Estate Owned
$
3,380
$
2,592
Loans Transferred from Held for Investment
to Held for Sale, net
$
37,161
$
22,232
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
ASU No. 2024-03, “Income Statement — Reporting Comprehensive
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
Available for
Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
June 30, 2026
U.S. Government Treasury $
554,416
$
70
$
3,884
$
-
$
550,602
U.S. Government Agency
180,039
36
2,781
-
177,294
States and Political Subdivisions
36,230
29
2,047
-
34,212
Mortgage-Backed Securities (1)
56,624
-
8,000
-
48,624
Corporate Debt Securities
36,933
1
2,169
(44)
34,721
Other Securities (2)
8,155
-
-
-
8,155
Total
$
872,397
$
136
$
18,881
$
(44)
$
853,608
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
643,922
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
June 30, 2026
U.S. Government Treasury $
8,587
$
-
$
8
$
8,579
Mortgage-Backed Securities (1)
295,873
146
10,528
285,491
Total
$
304,460
$
146
$
10,536
$
294,070
December 31, 2025
U.S. Government Treasury $
129,782
$
-
$
514
$
129,268
Mortgage-Backed Securities (1)
247,664
930
8,542
240,052
Total
$
377,446
$
930
$
9,056
$
369,320
(1)
Comprised of residential mortgage-backed
securities.
(2)
Includes Federal Home Loan Bank stock recorded
at cost of $
3.1
million and $
3.0
million at June 30, 2026 and December 31,
2025, respectively,
and Federal Reserve Bank stock recorded
at cost of $
5.1
million at June 30, 2026 and December 31, 2025.
At June 30, 2026 and December 31, 2025, the investment portfolio had $
2.1
million in equity securities. These securities do not have a readily determinable fair value and were not credit impaired.
Securities with an amortized cost of $
563.0
million and $
461.3
million at June 30, 2026 and December 31, 2025, respectively, were
pledged to secure public deposits and for other purposes.
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

Investment Sales. There were
no
sales of investment securities for the three and six months ended June 30, 2026 and 2025.
Maturity Distribution
.
At June 30, 2026, the Company’s investment
securities had the following maturity distribution based on
contractual maturity.
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
Sale
Held to Maturity
(Dollars in Thousands) Amortized Cost Fair Value Amortized Cost Fair Value
Due in one year or less $
164,396
$
163,918
$
8,587
$
8,579
Due after one year through five years
490,095
482,562
-
-
Due after five year through ten years
3,220
2,852
-
-
Mortgage-Backed Securities
56,624
48,624
295,873
285,491
U.S. Government Agency
149,907
147,497
-
-
Other Securities
8,155
8,155
-
-
Total
$
872,397
$
853,608
$
304,460
$
294,070

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
Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
June 30, 2026
Available for
Sale
U.S. Government Treasury $
455,403
$
3,841
$
5,968
$
43
$
461,371
$
3,884
U.S. Government Agency
73,602
597
92,621
2,184
166,223
2,781
States and Political Subdivisions
965
14
32,331
2,033
33,296
2,047
Mortgage-Backed Securities
52
-
48,562
8,000
48,614
8,000
Corporate Debt Securities
-
-
33,889
2,169
33,889
2,169
Total
$
530,022
$
4,452
$
213,371
$
14,429
$
743,393
$
18,881
Held to Maturity
U.S. Government Treasury
-
-
8,578
8
8,578
8
Mortgage-Backed Securities
156,316
1,640
90,125
8,888
246,441
10,528
Total
$
156,316
$
1,640
$
98,703
$
8,896
$
255,019
$
10,536
December 31, 2025
Available for
Sale
U.S. Government Treasury $
31,319
$
22
$
8,902
$
149
$
40,221
$
171
U.S. Government Agency
62,809
182
91,760
2,302
154,569
2,484
States and Political Subdivisions
3,030
124
30,705
1,921
33,735
2,045
Mortgage-Backed Securities
-
-
51,932
7,697
51,932
7,697
Corporate Debt Securities
-
-
42,333
2,236
42,333
2,236
Total
$
97,158
$
328
$
225,632
$
14,305
$
322,790
$
14,633
Held to Maturity
U.S. Government Treasury
-
-
129,268
514
129,268
514
Mortgage-Backed Securities
33,589
98
106,262
8,444
139,851
8,542
Total
$
33,589
$
98
$
235,530
$
8,958
$
269,119
$
9,056
At June 30, 2026, there were
816
positions (combined AFS and HTM) with unrealized pre-tax losses totaling $
29.4
million.
69
of
these positions are U.S. Treasury bonds
and carry the full faith and credit of the U.S. Government.
675
are U.S. government agency
securities issued by U.S. government sponsored entities.
We believe
the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.
At June 30, 2026, all collateralized
mortgage obligation securities, mortgage-backed securities, Small Business
Administration securities, U.S. Agency,
and U.S. Treasury
bonds held were AAA rated.
The remaining
72
positions (municipal securities and corporate bonds) have a credit component.
At
June 30, 2026, corporate debt securities had an allowance for credit losses of $
44,000
.
No
ne of the securities held by the Company
were past due or in nonaccrual status at June 30, 2026.

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
FOR CREDIT LOSSES
Loan Portfolio Composition
.
The composition of the held for investment (“HFI”) loan portfolio was as follows:
(Dollars in Thousands) June 30, 2026
December 31, 2025
Commercial, Financial and Agricultural $
172,536
$
180,341
Real Estate – Construction
149,127
146,920
Real Estate – Commercial Mortgage
750,637
768,731
Real Estate – Residential (1)
1,000,813
1,025,690
Real Estate – Home Equity
244,462
240,897
Consumer (2)
182,296
183,539
Loans Held For Investment, Net of Unearned Income $
2,499,871
$
2,546,118
(1) Includes loans in process balances of $
3.1
million and $
5.6
million at June 30, 2026 and December 31, 2025, respectively.
(2)
Includes overdraft balances of $
1.4
million and $
1.2
million at June 30, 2026 and December 31, 2025, respectively.
Net deferred loan costs, which include premiums on purchased loans, included in loans were $
8.6
million at June 30, 2026 and
December 31, 2025.
Accrued interest receivable on loans which is excluded from amortized cost, totaled $
9.5
million at June 30, 2026 and $
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
Real Estate
Commercial
Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
June 30, 2026
Beginning Balance $
1,662
$
1,383
$
6,579
$
16,064
$
2,373
$
2,938
$
30,999
Provision for Credit Losses
678
(101)
954
(1,176)
90
459
904
Charge-Offs
(577)
-
-
(38)
-
(1,137)
(1,752)
Recoveries
65
-
7
27
4
753
856
Net (Charge-Offs) Recoveries
(512)
-
7
(11)
4
(384)
(896)
Ending Balance $
1,828
$
1,282
$
7,540
$
14,877
$
2,467
$
3,013
$
31,007
Six Months Ended
June 30, 2026
Beginning Balance $
1,751
$
1,681
$
6,859
$
15,317
$
2,368
$
3,025
$
31,001
Provision for Credit Losses
815
(399)
590
(506)
98
941
1,539
Charge-Offs
(877)
-
-
(38)
(13)
(2,620)
(3,548)
Recoveries
139
-
91
104
14
1,667
2,015
Net (Charge-Offs) Recoveries
(738)
-
91
66
1
(953)
(1,533)
Ending Balance $
1,828
$
1,282
$
7,540
$
14,877
$
2,467
$
3,013
$
31,007
Three Months Ended
June 30, 2025
Beginning Balance $
1,468
$
2,233
$
6,061
$
14,885
$
2,029
$
3,058
$
29,734
Provision for Credit Losses
(86)
(422)
189
363
(33)
707
718
Charge-Offs
(74)
-
-
(49)
(24)
(1,351)
(1,498)
Recoveries
117
-
6
65
42
678
908
Net (Charge-Offs) Recoveries
43
-
6
16
18
(673)
(590)
Ending Balance $
1,425
$
1,811
$
6,256
$
15,264
$
2,014
$
3,092
$
29,862
Six Months Ended
June 30, 2025
Beginning Balance $
1,514
$
2,384
$
5,867
$
14,568
$
1,952
$
2,966
$
29,251
Provision for Credit Losses
(39)
(573)
380
569
35
1,429
1,801
Charge-Offs
(242)
-
-
(57)
(24)
(2,786)
(3,109)
Recoveries
192
-
9
184
51
1,483
1,919
Net (Charge-Offs) Recoveries
(50)
-
9
127
27
(1,303)
(1,190)
Ending Balance $
1,425
$
1,811
$
6,256
$
15,264
$
2,014
$
3,092
$
29,862

At June 30, 2026, the allowance for credit losses for loans HFI totaled $
31.0
million comparable to December 31, 2025 and $
29.9
million at June 30, 2025. Activity within the allowance for the six-month period ended June 30, 2026, reflected a provision expense of
$
1.5
million and net loan charge-offs of $
1.5
million. The June 30, 2026 allowance reflected utilization of a higher forecasted unemployment rate in forecasting loan loss rates that was partially offset by lower loan balances, as compared to the December 31,
2025 allowance. At June 30, 2025, the allowance for loans HFI totaled $
29.9
million, a $
0.6
million increase over December 31, 2024.
Activity within the allowance for the six-month period ended June
30, 2025, reflected a provision expense of $
1.8
million and net loan
charge-offs of $
1.2
million. The net increase in the allowance was primarily attributable to qualitative factor adjustments that were
partially offset by lower loan balances. Four unemployment
forecast scenarios were utilized to estimate probability of default and are weighted based on management’s
estimate of their respective probabilities, which at June 30, 2026, were weighted more heavily
towards an adverse economic outcome given ongoing uncertainty in growth and inflation.
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
60-89
90 +
Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
June 30, 2026
Commercial, Financial and Agricultural $
197
$
73
$
-
$
270
$
171,139
$
1,127
$
172,536
Real Estate – Construction
-
-
-
-
148,748
379
149,127
Real Estate – Commercial Mortgage
24
-
-
24
747,553
3,060
750,637
Real Estate – Residential
368
630
-
998
996,385
3,430
1,000,813
Real Estate – Home Equity
287
-
-
287
242,985
1,190
244,462
Consumer
1,029
72
-
1,101
180,370
825
182,296
Total $
1,905
$
775
$
-
$
2,680
$
2,487,180
$
10,011
$
2,499,871
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
June 30, 2026 December 31, 2025
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL
ACL
Still Accruing
ACL
ACL Still Accruing
Commercial, Financial and Agricultural $
1,016
$
111
$
-
$
1,038
$
240
$
-
Real Estate – Construction
379
-
-
-
-
-
Real Estate – Commercial Mortgage
1,038
2,022
-
753
1,807
-
Real Estate – Residential
1,399
2,031
-
1,275
868
-
Real Estate – Home Equity
666
524
-
1,382
387
-
Consumer
-
825
-
-
845
-
Total Nonaccrual
Loans
$
4,498
$
5,513
$
-
$
4,448
$
4,147
$
-

Collateral Dependent Loans.
The following table presents the amortized cost basis of collateral-dependent loans.
June 30, 2026 December 31, 2025
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial and Agricultural $
-
$
1,165
$
-
$
1,087
Real Estate – Construction
379
-
-
-
Real Estate – Commercial Mortgage
12,164
-
2,450
-
Real Estate – Residential
2,142
-
1,275
-
Real Estate – Home Equity
803
-
1,561
-
Consumer
-
-
-
-
Total Collateral Dependent
Loans
$
15,488
$
1,165
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
At June 30, 2026, the Company had $
0.4
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
During the six months ended June 30, 2026 and 2025, the Company did no
t modify any loans to borrowers experiencing financial
difficulty.
The Company closely monitors the performance of loans modified for borrowers experiencing financial difficulty to evaluate the
effectiveness of its modification strategies. At June 30, 2026, the amortized cost basis of loans modified during the preceding twelve months was $
3.4
million, of which $
2.0
million were current and $
1.4
million were 120+ days past due, compared to $
0.3
million at
June 30, 2025.
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
The performing or nonperforming status
is updated on an ongoing basis dependent upon improvement and deterioration in credit quality.
The following tables summarize gross loans held for investment at June
30, 2026 and December 31, 2025 and current period gross
writeoffs for the six months ended June 30, 2026 and 12 months ended December 31, 2025
by years of origination and internally
assigned credit risk ratings (refer to Credit Risk Management section for detail on risk rating system).

(Dollars in Thousands)
Term
Loans by Origination Year
Revolving
As of June 30, 2026
2026 2025 2024 2023 2022 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
22,502
$
31,522
$
18,553
$
15,458
$
17,724
$
15,347
$
46,644
$
167,750
Special Mention
-
-
41
2,539
-
-
770
3,350
Substandard
72
-
110
53
64
5
1,132
1,436
Total $
22,574
$
31,522
$
18,704
$
18,050
$
17,788
$
15,352
$
48,546
$
172,536
Current-Period Gross
Writeoffs
$
-
$
82
$
81
$
216
$
165
$
7
$
326
$
877
Real Estate - Construction:
Pass $
28,895
$
90,468
$
9,848
$
2,342
$
9,973
$
53
$
6,554
$
148,133
Special Mention
-
-
-
-
615
-
-
615
Substandard
-
-
-
379
-
-
-
379
Total $
28,895
$
90,468
$
9,848
$
2,721
$
10,588
$
53
$
6,554
$
149,127
Real Estate - Commercial
Mortgage:
Pass $
49,678
$
81,993
$
66,431
$
92,599
$
150,330
$
221,684
$
22,532
$
685,247
Special Mention
755
7,799
-
3,458
22,818
7,688
1,307
43,825
Substandard
48
6,580
3,595
97
6,891
2,778
146
20,135
Doubtful
-
-
1,402
-
-
28
-
1,430
Total $
50,481
$
96,372
$
71,428
$
96,154
$
180,039
$
232,178
$
23,985
$
750,637
Real Estate - Residential:
Pass $
74,161
$
119,673
$
111,221
$
242,512
$
300,311
$
135,148
$
9,248
$
992,274
Special Mention
354
-
-
-
114
1,164
-
1,632
Substandard
38
130
627
1,103
1,446
3,563
-
6,907
Total
$
74,553
$
119,803
$
111,848
$
243,615
$
301,871
$
139,875
$
9,248
$
1,000,813
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
8
$
30
$
38
Real Estate - Home Equity:
Performing $
195
$
272
$
7
$
310
$
17
$
642
$
241,901
$
243,344
Nonperforming
-
-
-
-
-
-
1,118
1,118
Total
$
195
$
272
$
7
$
310
$
17
$
642
$
243,019
$
244,462
Current-Period Gross
Writeoffs $
-
$
-
$
-
$
-
$
-
$
-
$
13
$
13
Consumer:
Performing $
40,451
$
51,488
$
17,057
$
21,109
$
22,674
$
16,189
$
12,502
$
181,470
Nonperforming
100
231
56
115
187
137
-
826
Total $
40,551
$
51,719
$
17,113
$
21,224
$
22,861
$
16,326
$
12,502
$
182,296
Current-Period Gross
Writeoffs $
1,175
$
353
$
179
$
329
$
286
$
210
$
88
$
2,620

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
The unpaid principal balance of residential mortgage loans held for sale, notional amounts of derivative contracts related to residential mortgage loan commitments,
such as interest rate lock commitments (“IRLCs”) and forward contract sales and their related fair values
are set forth below.
June 30, 2026 December 31, 2025
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage Loans Held for Sale $
33,214
34,278
$
20,944
$
21,695
Residential Mortgage Loan Commitments ("IRLCs") (1)
28,726
626
20,699
464
Forward Sales Contracts (2)
30,000
55
25,500
84
(1)
Recorded in other assets at fair value.
(2)
Recorded in other liabilities at fair value.
At June 30, 2026 and December 31, 2025, the Company had
no
residential mortgage loans held for sale 30-89 days past due or on nonaccrual status.
Mortgage banking revenue was as follows:
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2026 2025 2026 2025
Net realized gains on sales of mortgage loans $
3,529
$
3,605
$
6,479
$
6,485
Net change in unrealized gain (loss) on mortgage loans held for sale
370
(62)
329
171
Net change in the fair value of IRLCs
(111)
(91)
162
405
Net change in the fair value of forward sales contracts
(179)
(109)
30
(285)
Pair-Offs on net settlement of forward
sales contracts
116
16
192
(169)
Mortgage servicing rights additions
70
24
96
44
Net origination fees
865
807
1,624
1,359
Total mortgage banking
revenues
$
4,660
$
4,190
$
8,912
$
8,010

Residential Mortgage Servicing
The Company may retain the right to service residential mortgage loans sold.
The unpaid principal balance of loans serviced for
others is the primary driver of servicing revenue.
The following represents a summary of mortgage servicing rights.
(Dollars in Thousands) June 30, 2026 December 31, 2025
Number of residential mortgage loans serviced for others
464
456
Outstanding principal balance of residential mortgage loans serviced for others
$
124,200
$
118,429
Weighted average
interest rate
5.71%
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
At
June 30, 2026, the servicing portfolio balance consisted of the following loan types: FNMA (
61.9
%), GNMA (
4.3
%), and private
investor (
33.8
%).
FNMA and private investor loans are structured as actual/actual payment remittance.
At June 30, 2026 and December 31, 2025, the Company did
no
t have delinquent residential mortgage loans in GNMA pools serviced by the Company.
The right to repurchase these loans and the corresponding liability has been recorded in other assets and other
liabilities, respectively, in
the Consolidated Statements of Financial Condition.
The Company had
no
repurchases for the three months
ended June 30, 2026 and 2025, and
no
repurchases and $
0.3
million repurchases in the six months ended June 30, 2026 and June 30,
2025, respectively, of
GNMA delinquent or defaulted mortgage loans with the intention to modify their terms and include the loans in
new GNMA pools.
Activity in the capitalized mortgage servicing rights was as follows:
Three Months Ended
June 30,
Six Months Ended
June 30,
(Dollars in Thousands) 2026 2025 2026 2025
Beginning balance $
903
$
908
$
924
$
933
Additions due to loans sold with servicing retained
70
24
96
44
Deletions and amortization
(46)
(43)
(93)
(88)
Ending balance $
927
$
889
$
927
$
889
The Company did
no
t record any permanent impairment losses on mortgage servicing rights for the three or six months ended June 30,
2026
or 2025.
The key unobservable inputs used in determining the fair value of the Company’s mortgage servicing rights were
as follows:
June 30, 2026 December 31, 2025
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment speeds
8.85%
19.13%
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
The weighted average annual prepayment speed was
13.10
% at June 30, 2026 and
13.05
% at December 31, 2025.

Warehouse
Line Borrowings
The Company has the following warehouse lines of credit and master repurchase agreements with various financial institutions at June
30, 2026:
Amounts
(Dollars in Thousands) Outstanding
$
30
million master repurchase agreement without defined expiration.
Interest is at the secured overnight
financing rate (SOFR) rate plus
2.25%
to
3.25%
, with a floor rate of
3.25%
to
4.25%
.
A cash pledge deposit of
$
0.1
million is required by the lender.
$
21,950
$
25
million warehouse line of credit agreement expiring in
September 2026
.
Interest is at the SOFR rate plus
2.50%
to
3.00%
, with a floor rate of
3.00%
to
3.50%
.
17,537
Total Warehouse
Borrowings
$
39,487
Warehouse
line borrowings are classified as short-term borrowings.
At December 31, 2025, warehouse line borrowings totaled $
28.1
million. At June 30, 2026, the Company had residential mortgage loans held for sale pledged as collateral under the above warehouse lines of credit and master repurchase agreements.
The above agreements also contain covenants which include certain financial requirements, including maintenance of minimum tangible net worth, minimum liquid assets, and maximum debt to net worth ratio, as
defined in the agreements. The Company was in compliance with all significant debt covenants at June 30, 2026.
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
Change in Gain
Amount of Gain
(Loss) Recognized (Loss) Reclassified
(Dollars in Thousands) Category in AOCI from AOCI to Income
Three months ended June 30, 2026 Interest expense $
-
$
200
Three months ended June 30, 2025
Interest expense
(363)
299
Six months ended June 30, 2026
Interest expense
$
-
$
398
Six months ended June 30, 2025
Interest expense
(888)
596

NOTE 6 – LEASES
Operating leases in which the Company is the lessee are recorded as operating lease right of use (“ROU”) assets and operating
liabilities, included in other assets and liabilities, respectively, on its Consolidated Statements of Financial Condition.
The Company’s operating
leases primarily relate to banking offices with remaining lease terms from less than
one
to
39
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
At June 30, 2026, the operating lease ROU assets and liabilities were $
25.7
million and $
26.4
million,
respectively. At December
31, 2025, ROU assets and liabilities were $
26.3
million and $
26.9
million, respectively. The Company
does not have any finance leases.
The table below summarizes our lease expense and other information related to the Company’s operating leases.
Three Months Ended Six Months Ended
June 30, June 30,
(Dollars in Thousands) 2026 2025 2026 2025
Operating lease expense $
909
$
897
$
1,824
$
1,761
Short-term lease expense
181
240
328
551
Total lease expense $
1,090
$
1,137
$
2,152
$
2,312
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases $
925
$
882
$
1,845
$
1,794
Right-of-use assets obtained in exchange for new operating lease liabilities
715
1,117
816
3,997
Weighted average
remaining lease term — operating leases (in years)
15.4
15.8
15.4
15.8
Weighted average
discount rate — operating leases
3.7%
3.7%
3.7%
3.7%
The table below summarizes the maturity of remaining lease liabilities:
(Dollars in Thousands) June 30, 2026
2026 $
1,853
2027
3,534
2028
3,271
2029
2,986
2030
2,939
2031 and thereafter
18,792
Total $
33,375
Less: Interest
(7,004)
Present Value
of Lease liability
$
26,371
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
million at June 30, 2026.
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
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2026 2025 2026 2025
Service Cost $
832
$
860
$
1,665
$
1,720
Interest Cost
1,532
1,676
3,063
3,353
Expected Return on Plan Assets
(2,218)
(2,264)
(4,435)
(4,529)
Net Loss Amortization
(473)
(414)
(947)
(827)
Net Periodic Benefit Cost $
(327)
$
(142)
$
(654)
$
(283)
Discount Rate
5.67%
5.82%
5.67%
5.82%
Long-term Rate of Return on Assets
6.50%
6.75%
6.50%
6.75%
The components of the net periodic benefit cost for the Company’s
SERP and SERP II were as follows:
Three Months Ended June 30, Six Months Ended June 30,
(Dollars in Thousands) 2026 2025 2026 2025
Service Cost $
19
$
12
$
38
$
23
Interest Cost
150
131
300
264
Prior Service Cost Amortization
25
26
51
51
Net Loss Amortization
238
(29)
475
(58)
Net Periodic Benefit Cost $
432
$
140
$
864
$
280
Discount Rate
5.24%
5.57%
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
June 30, 2026 December 31, 2025
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments to Extend Credit
(1)
$
187,192
$
450,348
$
637,540
$
188,834
$
456,328
$
645,162
Standby Letters of Credit
7,298
-
7,298
7,828
-
7,828
Total $
194,490
$
450,348
$
644,838
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
Three Months Ended June
30,
Six Months Ended June 30,
(Dollars in Thousands) 2026 2025 2026 2025
Beginning Balance $
2,189
$
1,832
$
2,107
$
2,155
Provision for Credit Losses
8
(94)
90
(417)
Ending Balance $
2,197
$
1,738
$
2,197
$
1,738
Other Commitments.
In the normal course of business, the Company enters into lease commitments which are classified as operating
leases. See Note 6 – Leases for additional information on the maturity of the
Company’s operating lease commitments.
The Company has an outstanding commitment of up to $
1.0
million in a bank tech venture capital fund focused on finding and funding technology solutions for community banks and a commitment of up to $
10.0
million in a solar tax credit equity fund.
At June
30, 2026, the amount remaining to be funded for the bank tech venture capital and solar tax credit equity investment fund
commitments was $
0.2
million and $
10.0
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
Quarterly fixed payments are approximately $
0.1
million.
There was a $
0.1
million counterparty
payment accrued and payable at June 30, 2026
due to a revision to the share conversion rate related to additional funding by VISA of the merchant litigation reserve.

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
There was a $
0.1
million and $
0.2
million counterparty payment
accrued and payable at June 30, 2026 and December 31, 2025, respectively
.

A summary of fair values for assets and liabilities recorded at fair value on a recurring basis consisted of the following:
Level 1
Level 2
Level 3
Total
Fair
(Dollars in Thousands) Inputs Inputs Inputs Value
June 30, 2026
ASSETS:
Securities Available for
Sale:
U.S. Government Treasury $
550,602
$
-
$
-
$
550,602
U.S. Government Agency
-
177,294
-
177,294
States and Political Subdivisions
-
34,212
-
34,212
Mortgage-Backed Securities
-
48,624
-
48,624
Corporate Debt Securities
-
34,721
-
34,721
Equity Securities
-
-
2,068
2,068
Loans Held for Sale
-
34,278
-
34,278
Residential Mortgage Loan Commitments ("IRLCs")
-
-
626
626
LIABILITIES:
Forward Sales Contracts
-
55
-
55
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
4.4
million
and $
8.5
million, respectively, for the
six months ended June 30, 2026, and $
4.3
million and $
8.4
million, respectively,
for the six
months ended June 30, 2025.
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
Collateral-dependent loans had a carrying value of $
16.7
million with valuation allowance of $
1.1
million at June 30, 2026
and a carrying value of $
6.4
million and a $
0.1
million valuation allowance at December 31, 2025.

Other Real Estate Owned
.
During the first six months of 2026, certain foreclosed assets, upon initial recognition, were measured and
reported at fair value through a charge-off to the allowance for credit losses based on the fair value of the foreclosed asset less estimated cost to sell.
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
At each of June 30, 2026 and December 31, 2025, there was
no
valuation
allowance for loan servicing rights.
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
June 30, 2026
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
67,124
$
67,124
$
-
$
-
Fed Funds Sold and Interest Bearing Deposits
412,609
412,609
-
-
Investment Securities, Held to Maturity
304,460
8,579
285,491
-
Other Equity Securities
2,848
-
2,848
-
Mortgage Servicing Rights
927
-
-
1,464
Loans, Net of Allowance for Credit Losses
2,468,864
-
-
2,360,728
LIABILITIES:
Deposits $
3,721,009
$
-
$
3,720,435
$
-
Short-Term
Borrowings
46,907
-
46,907
-
Subordinated Notes Payable
33,303
-
32,693
-
Long-Term Borrowings
567
-
567
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
(4,478)
(297)
-
(4,775)
Balance as of June 30, 2026 $
(14,008)
$
2,379
$
9,441
$
(2,188)
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
The following information should provide a better understanding of the major factors and trends that
affect our earnings performance and financial condition,
and how our performance during the second quarter of 2026 compares with prior periods.
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
2026 2025
(Dollars in Thousands, except per share data) Second First Fourth Third Second
Shareowners' Equity (GAAP) $ 570,095 $ 559,912 $ 552,851 $ 540,635 $ 526,423
Less: Goodwill and Other Intangibles (GAAP) 89,095 89,095 89,095 89,095 92,693
Tangible Shareowners' Equity (non-GAAP) A 481,000 470,817 463,756 451,540 433,730
Total Assets (GAAP) 4,450,483 4,453,734 4,385,765 4,323,774 4,391,753
Less: Goodwill and Other Intangibles (GAAP) 89,095 89,095 89,095 89,095 92,693
Tangible Assets (non-GAAP) B $ 4,361,388 $ 4,364,639 $ 4,296,670 $ 4,234,679 $ 4,299,060
Tangible Common Equity Ratio (non-GAAP) A/B 11.03% 10.79% 10.79% 10.66% 10.09%
Actual Diluted Shares Outstanding (GAAP) C 17,135,824 17,114,954 17,154,586 17,115,336 17,097,986
Tangible Book Value
per Diluted Share (non-GAAP)
A/C
28.07 27.51 27.03 26.38 25.37

SELECTED QUARTERLY
FINANCIAL DATA
(UNAUDITED)
2026 2025
(Dollars in Thousands, Except Per Share Data) Second First Fourth Third Second
Summary of Operations :
Interest Income $ 51,838 $ 51,020 $ 51,715 $ 51,431 $ 51,459
Interest Expense 7,640 8,203 8,355 7,874 8,275
Net Interest Income 44,198 42,817 43,360 43,557 43,184
Provision for Credit Losses 919 712 1,995 1,881 620
Net Interest Income After
Provision for Credit Losses
43,279 42,105 41,365 41,676 42,564
Noninterest Income 20,599 19,933 20,103 22,331 20,014
Noninterest Expense 42,640 41,373 42,867 42,916 42,538
Income Before Income Taxes 21,238 20,665 18,601 21,091 20,040
Income Tax Expense 4,961 4,848 4,896 5,141 4,996
Net Income Attributable to CCBG 16,277 15,817 13,705 15,950 15,044
Net Interest Income (FTE) (1) 44,241 42,857 43,404 43,602 43,228
Per Common Share :
Net Income Basic $ 0.95 $ 0.92 $ 0.80 $ 0.93 $ 0.88
Net Income Diluted 0.95 0.92 0.80 0.93 0.88
Cash Dividends Declared 0.27 0.27 0.26 0.26 0.24
Diluted Book Value 33.27 32.71 32.23 31.59 30.79
Diluted Tangible Book Value (2) 28.07 27.51 27.03 26.38 25.37
Market Price:
High
51.04 46.83 45.63 44.69 39.82
Low
42.79 39.26 38.27 38.00 32.38
Close
49.42 43.46 42.57 41.79 39.35
Selected Average Balances :
Investment Securities $ 1,167,321 $ 1,119,125 $ 1,006,040 $ 993,880 $ 1,007,981
Loans Held for Investment 2,505,875 2,538,318 2,568,073 2,606,213 2,652,572
Earning Assets 4,068,827 4,089,838 4,035,910 3,981,530 4,032,008
Total Assets 4,407,371 4,418,904 4,367,036 4,317,951 4,370,261
Deposits 3,678,776 3,691,016 3,647,510 3,612,331 3,680,707
Shareowners’ Equity 573,839 567,663 556,100 542,216 527,583
Common Equivalent Average Shares:
Basic
17,101 17,129 17,070 17,068 17,056
Diluted
17,126 17,146 17,140 17,114 17,088
Performance Ratios:
Return on Average Assets (annualized) 1.48% 1.45% 1.25% 1.47% 1.38%
Return on Average Equity (annualized) 11.38 11.30 9.78 11.67 11.44
Net Interest Margin (FTE) 4.35 4.24 4.26 4.34 4.30
Noninterest Income as % of Operating Revenue 31.79 31.77 31.68 33.89 31.67
Efficiency Ratio 65.76 65.89 67.50 65.09 67.26
Asset Quality:
Allowance for Credit Losses (“ACL”) $ 31,007 $ 30,999
$
31,001 $ 30,202 $ 29,862
Nonperforming Assets (“NPAs”) 13,435 12,965 10,531 10,026 6,581
ACL to Loans HFI 1.24% 1.23% 1.22% 1.17% 1.13%
NPAs to Total
Assets
0.30 0.29 0.24 0.23 0.15
NPAs to Loans HFI plus OREO 0.54 0.51 0.41 0.39 0.25
ACL to Non-Performing Loans 309.72 278.19 360.69 368.54 463.01
Net Charge-Offs to Average Loans HFI 0.14 0.10 0.18 0.18 0.09
Capital Ratios:
Tier 1 Capital 21.10% 20.37% 20.20% 19.33% 18.38%
Total Capital 22.35 21.62 21.45 20.59 19.60
Common Equity Tier 1 19.80 19.08 18.56 17.73 16.81
Leverage 11.96 11.65 11.77 11.64 11.14
Tangible Common Equity (2) 11.03 10.79 10.79 10.66 10.09
(1) Fully Tax Equivalent.
(2)
Non-GAAP financial measure.
See non-GAAP reconciliation on page 38.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.
Net income of $16.3 million, or $0.95 per diluted share, for the second quarter of
2026 compared to $15.8
million, or $0.92 per diluted share, for the first quarter of 2026, and $15.0 million, or $0.88 per diluted share, for the second quarter of
2025. For the first six months of 2026, net income totaled $32.1 million, or $1.87 per diluted share, compared to net income of $31.9
million, or $1.87 per diluted share, for the same period of 2025.
Net Interest Income.
Tax-equivalent net
interest income for the second quarter of 2026 totaled $44.2 million, compared to $42.9
million for the first quarter of 2026, and $43.2 million for the second quarter of 2025.
Compared to the first quarter of 2026, the
increase was attributable to higher investment securities income and lower deposit interest expense, partially offset by lower loan
interest income and overnight funds income due to lower average balances.
The increase over the second quarter of 2025 was also
driven by the same aforementioned factors. One additional calendar day also contributed to the increase over the first quarter of 2026.
For the first six months of 2026, tax-equivalent net interest income totaled
$87.1 million compared to $84.8 million for the same period
of 2025, primarily attributable to higher investment securities income and lower deposit interest expense, partially offset by lower
loan
interest income and overnight funds income.
Provision and Allowance for Credit
Losses.
We recorded
a provision expense for credit losses of $0.9 million for the second quarter of
2026, compared to $0.7 million for the first quarter of 2026 and $0.6 million for the second quarter of 2025. For the first six months of
2026, we recorded a provision expense for credit losses of $1.6 million compared to $1.4 million for the first six months of 2025. At
June 30, 2026, the allowance for credit losses for loans HFI totaled $31.0 million (1.24% of loans HFI) compared to $31.0 million
(1.23% of loans HFI) at March 31, 2026
and $31.0 million at December 31, 2025 (1.22% of loans HFI). We discuss the various
factors that impacted our provision expense in further detail below under the heading
Allowance for Credit Losses.
Noninterest Income
. Noninterest income for the second quarter of 2026 totaled $20.6 million, a $0.7 million, or 3.3%, increase over
the first quarter of 2026 and a $0.6 million, or 2.9%, increase over the second quarter of 2025. The increase over the first quarter of
2026 was primarily attributable to increases in mortgage banking revenues of $0.4 million and bank card fees of $0.2 million. The
increase over the second quarter of 2025 was driven by increases in other income of $0.7 million, mortgage banking revenues of $0.5
million, and deposit fees of $0.3 million that were partially offset by a decrease in wealth management fees of $1.0 million. For the
first six months of 2026, noninterest income totaled $40.5 million, a $0.6 million, or 1.5%, increase over the same period of 2025
primarily attributable to increases in other income of $1.4 million, mortgage banking revenues of $0.9 million, and deposit fees of
$0.9 million, that were partially offset by a decrease in wealth management fees of $2.7 million.
Noninterest Expense.
Noninterest expense for the second quarter of 2026 totaled $42.6 million, a $1.3 million, or 3.1%, increase over
the first quarter of 2026 and a $0.1 million, or 0.2%, increase over the second quarter of 2025. The increase over the first quarter of
2026 was primarily attributable to increases in other expense of $0.9 million increase and occupancy expense of $0.3 million. The
increase over the second quarter of 2025 reflected increases in other expense of $0.5 million and occupancy expense of $0.2 million that was partially offset by a $0.6 million decrease in compensation expense.
For the first six months of 2026, noninterest expense
totaled $84.0 million, a $2.8 million, or 3.4%, increase over the same period of 2025 and reflected increases in other expense of $3.4
million and occupancy expense of $0.6 million that was partially offset by a
$1.2 million decrease in compensation expense. The
increase in other expense was primarily due to a $4.2 million increase in ORE expense which reflected a lower level of gains from the
sale of properties, namely a large gain realized from the
sale of our operations center building in the first quarter of 2025.
Financial Condition
Earning Assets.
Average earning
assets totaled $4.069 billion for the second quarter of 2026, a decrease of $21.0 million, or 0.5%
from the first quarter of 2026, and an increase of $32.9 million, or 0.8% over the fourth quarter of 2025. Compared to the first quarter
of 2026, the change in earning asset mix reflected a $42.6 million decrease in overnight funds and a $32.4 million decrease in loans
held for investment, partially offset by a $48.2 million
increase in investment securities and a $5.8 million increase in loans held for sale (“HFS”). Compared to the fourth quarter of 2025, the change reflected a $161.3 million increase in investment securities and a
$6.2 million increase in loans HFS, partially offset by a $72.4 million decrease in overnight funds and a $62.2 million decrease in loans held for investment.
Loans.
Average loans HFI decreased
by $32.4 million, or 1.3%, from the first quarter of 2026, and decreased by $62.2 million, or
2.4%, from the fourth quarter of 2025. Loans HFI at June 30, 2026, decreased by $18.5 million, or 0.7%, from March 31, 2026, and
decreased by $46.2 million, or 1.8%, from December 31, 2025.

Credit Quality
.
Nonperforming assets (nonaccrual loans and other real estate) totaled $13.4 million at June 30, 2026 compared to
$13.0 million at March 31, 2026 and $10.5 million at December 31, 2025. At June
30, 2026, nonperforming assets as a percentage of
total assets was 0.30%, compared to 0.29% at March 31, 2026 and 0.24%
at December 31, 2025. Nonaccrual loans totaled $10.0
million at June 30, 2026, a $1.1 million decrease from March 31, 202
6
and a $1.4 million increase over December 31, 2025. Other real estate totaled $3.4 million at June 30, 2026, a $1.6 million increase over
March 31, 2026, and a $1.5 million increase over December
31, 2025. Further, classified loans totaled
$29.8 million at June 30, 2026, a $15.3 million increase over
March 31, 2026, and a $15.5
million increase over December 31, 2025. The increase over both prior periods reflected the downgrade of four commercial real estate relationships (two private schools totaling $9.8 million ($6.4 million and
$3.4 million), hotel $2.0 million, funeral home $5.0 million).
Deposits
.
Average total
deposits were $3.679 billion for the second quarter of 2026, a decrease of $12.2 million, or 0.3%, from the
first quarter of 2026 and an increase of $31.3 million, or 0.9%, over the fourth quarter of 2025. At June 30, 2026, total deposits were
$3.721 billion, a decrease of $30.6 million, or 0.8%, from March 31, 2026, and an increase of $58.7 million, or 1.6%, from December
31, 2025. Total
public funds balances were $561.5 million at June 30, 2026, $629.9 million at
March 31, 2026, and $654.7 million at
December 31, 2025.
Capital
.
At June 30, 2026, we were “well-capitalized”
with a total risk-based capital ratio of 22.35% and a tangible common equity
ratio (a non-GAAP financial measure) of 11.03
%
compared to 21.62% and 10.79%, respectively,
at March 31, 2026, and 21.45% and
10.79%, respectively,
at December 31, 2025. At June 30, 2026, all of our regulatory capital ratios exceeded the threshold to be “well-
capitalized”
under the Basel III capital standards.
RESULTS
OF OPERATIONS
The following table provides a condensed summary of our results of operations
- a discussion of the various components are discussed
in further detail below.
Three Months Ended Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands, except per share data) 2026 2026 2025 2026 2025
Interest Income $ 51,838 $ 51,020 $ 51,459 $ 102,858 $ 101,241
Taxable Equivalent Adjustments 43 40 44 83 88
Total Interest Income (FTE) 51,881 51,060 51,503 102,941 101,329
Interest Expense 7,640 8,203 8,275 15,843 16,510
Net Interest Income (FTE) 44,241 42,857 43,228 87,098 84,819
Provision for Credit Losses 919 712 620 1,631 1,388
Taxable Equivalent Adjustments 43 40 44 83 88
Net Interest Income After Provision for Credit Losses 43,279 42,105 42,564 85,384 83,343
Noninterest Income 20,599 19,933 20,014 40,532 39,921
Noninterest Expense 42,640 41,373 42,538 84,013 81,239
Income Before Income Taxes 21,238 20,665 20,040 41,903 42,025
Income Tax Expense 4,961 4,848 4,996 9,809 10,123
Net Income Attributable to Common Shareowners $ 16,277 $ 15,817 $ 15,044 $ 32,094 $ 31,902
Basic Net Income Per Share $ 0.95 $ 0.92 $ 0.88 $ 1.88 $ 1.87
Diluted Net Income Per Share $ 0.95 $ 0.92 $ 0.88 $ 1.87 $ 1.87

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
Interest Rates,” on page 47.
Tax-equivalent net
interest income for the second quarter of 2026 totaled $44.2 million, compared to $42.9 million for the first quarter
of 2026, and $43.2 million for the second quarter of 2025. Compared to the first quarter of 2026, the increase was attributable to higher investment securities income and lower deposit interest expense, partially offset by lower loan interest income and overnight
funds
income due to lower average balances. The increase in investment securities income reflected new investment purchases at higher rates
and higher balances as we deploy additional liquidity into the investment security portfolio. The increase over the second quarter of
2025 was also driven by the same aforementioned factors. One additional calendar day also contributed to the increase over the first quarter of 2026.
For the first six months of 2026, tax-equivalent net interest income totaled
$87.1 million compared to $84.8 million for the same period
of 2025, primarily attributable to higher investment securities income and lower deposit interest expense, partially offset by lower
loan
interest income and overnight funds income. New investment purchases at higher yields and higher balances drove the increase in
investment securities income. The decrease in deposit interest expense reflected lower public funds deposit balances and lower rates
across our product lines. Lower average loan balances contributed to the decrease in loan interest income, while the decrease in
overnight funds income reflected the deployment of more liquidity into the investment portfolio.
Our net interest margin for the second quarter of 2026 was 4.35%, an increase of 11 basis points over the first quarter of 2026 and an
increase of five basis points over the second quarter of 2025. For the first six months of 2026, our net interest margin increased by four
basis points to 4.30% compared to the same period of 2025. The increase in net interest margin over all prior periods was largely
attributable to a higher investment security yield driven by new purchases at higher rates and lower deposit costs. For the second
quarter of 2026, our cost of funds was 75 basis points, a decrease of six basis points from the first quarter of 2026, and a decrease of
seven basis points from the second quarter of 2025. Our cost of deposits (including noninterest bearing accounts) was 76 basis points,
81 basis points, and 81 basis points, respectively,
for the same time periods.
Provision for Credit Losses
We recorded
a provision expense for credit losses of $0.9 million for the second quarter of 2026, compared to $0.7 million for the first
quarter of 2026 and $0.6 million for the second quarter of 2025. For the first six months of 2026, we recorded a provision expense for
credit losses of $1.6 million compared to $1.4 million for the first six months of 2025.
For the first six months of 2026, the provision
reflected a $1.5 million expense for loans HFI and a $0.1 million expense for unfunded loan commitments compared to a $1.8 million
expense for loans HFI and a $0.4 million benefit for unfunded loan commitments for the first six months of 2025. We
discuss the
various factors that impacted our provision expense in further detail below under the heading Allowance for Credit Losses.

Noninterest Income
Noninterest income for the second quarter of 2026 totaled $20.6 million, a $0.7 million, or 3.3%, increase over the first quarter of
2026 and a $0.6 million, or 2.9%, increase over the second quarter of 2025. The increase over the first quarter of 2026 was primarily
attributable to increases in mortgage banking revenues of $0.4 million and bank card fees of $0.2 million. The increase in mortgage
banking revenues was primarily due to higher production volume and the increase in bank card fees reflected higher
card volume.
The increase over the second quarter of 2025 was driven by increases in other income of $0.7 million, mortgage banking revenues of
$0.5 million, and deposit fees of $0.3 million that were partially offset by a decrease in wealth management fees of $1.0 million.
The
increase in other income was primarily due to a higher level of other fees/commissions, bank owned life insurance income, and
miscellaneous income. The increase in mortgage banking revenues was due to a higher gain on sale margin. The decrease in wealth
management fees was attributable to lower retail brokerage fees, which reflects a decline in assets under management (discussed in
more detail below under
Wealth Management
Fees
).
For the first six months of 2026, noninterest income totaled $40.5 million, a $0.6 million, or 1.5%, increase over the same period of
2025 primarily attributable to increases in other income of $1.4 million, mortgage banking revenues of $0.9 million, and deposit fees
of $0.9 million, that were partially offset by a decrease in wealth management fees of $2.7 million. The increase in other income was
primarily attributable to a $0.5 million miscellaneous recovery and increases in other fees/commissions of $0.3 million, miscellaneous
income of $0.2 million, and bank owned life insurance income of $0.1 million.
The increase in mortgage banking revenues reflected a
higher gain on sale margin. Higher service charge
fees and commercial account analysis fees drove the increase in deposit fees.
We
expect deposit fee income to decline beginning in the third quarter of 2026 due to updates of our deposit product offerings.
The
decrease in wealth management fees was attributable to the aforementioned decrease in retail brokerage assets under management and
lower insurance commissions.
Noninterest income represented 31.8% of operating revenues (net interest income plus noninterest income) in the second quarter of
2026
compared to 31.8% in the first quarter of 2026 and 31.7% in the second quarter of
2025. For the first six months of 2026,
noninterest income represented 31.8% of operating revenues compared to 32.0% for the same period of 2025.
The table below reflects the major components of noninterest income.
Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2026 2026 2025 2026 2025
Deposit Fees $ 5,656 $ 5,598 $ 5,320 $ 11,254 $ 10,381
Bank Card Fees 3,858 3,630 3,774 7,488 7,288
Wealth Management
Fees
4,185 4,051 5,206 8,236 10,969
Mortgage Banking Revenues 4,660 4,252 4,190 8,912 8,010
Other 2,240 2,402 1,524 4,642 3,273
Total
Noninterest Income
$ 20,599 $ 19,933 $ 20,014 $ 40,532 $ 39,921
Significant components of noninterest income are discussed in more detail below.
Deposit Fees
.
Deposit fees for the second quarter of 2026
totaled $5.7
million, an increase of $0.1 million, or 1.0%, over the first quarter of 2026, and an increase of $0.3
million, or 6.3%, over the second quarter of 2025. For the first six months of
2026, deposit
fees totaled $11.3 million, a $0.9 million, or 8.4%,
increase over the same period of 2025. Compared to all prior periods the increases
were primarily due to higher service charge fees and commercial account analysis fees. We
are currently in the process of reviewing
and updating our deposit product offerings against peer and
industry best practices and we expect modifications will reduce related fee
revenues beginning in the third quarter of 2026.
Bank Card Fees
.
Bank card fees for the second quarter of 2026 totaled $3.9
million, an increase of $0.3 million over the first quarter
of 2026, and an increase of $0.1 million, or 2.2%, over the second quarter of 2025. For the first six months of 2026, bank card fees
totaled $7.5 million, a $0.2 million, or 2.7% increase over the same period of 2025. The increase over all prior periods reflected higher card volume.

Wealth
Management Fees
.
Wealth management fees
include trust fees through Capital City Trust (i.e., managed accounts and
trusts/estates), and retail brokerage fees through Capital City Investments (i.e., investment, insurance products, and retirement
accounts).
Wealth management fees
for the second quarter of 2026 totaled $4.2 million, an increase of $0.1 million, or 3.3%, over the
first quarter of 2026 and a $1.0 million, or 19.6%, decrease from the second quarter of 2025. For the first six months of 2026, wealth management fees totaled $8.2 million, a decrease of $2.7 million, or 24.9%, from the same period of 2025. The decrease compared to all prior periods was primarily attributable to a decrease in retail brokerage assets under management.
Further, to a lesser extent, lower
insurance commissions contributed to the decrease for the
six month period comparison and reflected the sale of our insurance subsidiary in the third quarter of 2025. At June 30, 2026, total assets under management were approximately $2.839 billion compared
to $2.691 billion at March 31, 2026 and $3.192 billion at June 30, 2025.
The increase over March 31, 2026 reflected higher account
valuations.
Compared to June 30, 2025, the decline was due to lower retail brokerage assets partially attributable to the sale of our
insurance subsidiary in the third quarter of 2025.
Mortgage Banking Revenues.
Mortgage banking revenues totaled $4.7 million for the second quarter of 2026, an increase of $0.4
million, or 9.6%, over the first quarter of 2026 and an increase of $0.5 million, or 11.2%, over the second quarter of 2025.
For the first
six months of 2026, mortgage banking revenues totaled $8.9
million, an increase of $0.9 million, or 11.3%
over the same period of
2025. The increase compared to the first quarter of 2026 was primarily due to higher production volume. The increase compared to the
second quarter of 2025 and the first six months of 2025 was attributable to a higher gain on sale margin for loan sales. We
provide a
detailed overview of our mortgage banking operation, including a detailed break-down of mortgage banking revenues, mortgage servicing activity,
and warehouse funding within Note 4 – Mortgage Banking Activities in the Notes to Consolidated Financial
Statements.
Other
.
Other income totaled $2.2 million for the second quarter of 2026, a decrease of $0.2 million, or 6.7%, from the first quarter of
2026, and an increase of $0.7 million, or 47.0%, over the second quarter of 2025. For the first six months of 2026, other income totaled $4.6 million, a $1.4
million, or 41.8%, increase over the same period of 2025. The decrease compared to the first quarter of
2026 was primarily attributable to a $0.5 million miscellaneous recovery in the first quarter of 2026. The increase compared to the
second quarter of 2025 was primarily due to a higher level of other fees/commissions, bank owned life insurance income, and other
miscellaneous income. The increase compared to the first six months of 2025 was primarily attributable to the aforementioned $0.5
million miscellaneous recovery and increases in other fees/commissions of
$0.3 million, miscellaneous income of $0.2 million, and
bank owned life insurance income of $0.1 million.
Noninterest Expense
Noninterest expense for the second quarter of 2026 totaled $42.6 million, a $1.3 million, or 3.1%, increase over the first quarter of
2026 and a $0.1 million, or 0.2%, increase over the second quarter of 2025. The increase over the first quarter of 2026 was primarily
attributable to increases in other expense of $0.9 million and occupancy expense of $0.2
million. Increases in other real estate (ORE)
expense of $0.4 million, travel/entertainment expense of $0.2 million, professional fees of $0.1 million, and miscellaneous expenses of
$0.1 million drove the increase in other expense. The increase in occupancy expense was primarily attributable to higher FF&E
maintenance agreement expense. The increase over the second quarter of 2025 reflected increases in other expense of $0.5 million and occupancy expense of $0.2 million that was partially offset by a
$0.6 million decrease in compensation expense, including a $0.3 million decline in salary expense and $0.3 million decrease in associate benefits.
For the first six months of 2026, noninterest expense totaled $84.0 million, a $2.8 million, or 3.4%, increase over the same period of
2025 and reflected increases in other expense of $3.4 million and occupancy expense of $0.6 million that was partially offset by a
$1.2 million decrease in compensation expense. The increase in other expense was primarily due to a $4.2 million increase in ORE
expense which reflected a lower level of gains from the sale of properties, namely a large gain realized from the sale of our operations
center building in the first quarter of 2025. Higher expense for charitable contributions of $0.6 million was partially offsetting. The
increase in occupancy expense reflected higher expense for FF&E maintenance agreements and software licenses. The decrease in
compensation expense reflected lower salary expense of $0.9 million and associate benefit expense of $0.3 million. Lower
commission expense drove the decline in salary expense and the decrease in associate benefit expense was attributable to lower stock based compensation.

The table below reflects the major components of noninterest expense.
Three Months Ended
Six Months Ended
June 30, March 31, June 30, June 30, June 30,
(Dollars in Thousands) 2026 2026 2025 2026 2025
Salaries $ 21,668
$
21,372
$
22,013
$
43,040
$
43,896
Associate Benefits 4,168 4,331 4,477 8,499 8,842
Total Compensation
25,836 25,703 26,490 51,539 52,738
Premises 3,096 3,179 3,272 6,275 6,444
Equipment 4,223 3,904 3,799 8,127 7,420
Total Occupancy 7,319 7,083 7,071 14,402 13,864
Legal Fees 537 500 480 1,037 984
Professional Fees 1,400 1,305 1,518 2,705 3,140
Processing Services 2,440 2,433 2,491 4,873 4,960
Advertising 854 870 801 1,724 1,639
Telephone 845 820 714 1,665 1,433
Insurance – Other 738 732 757 1,470 1,489
Other Real Estate Owned, net
117 (321) 21 (204) (4,449)
Pension - Other (744) (745) (872) (1,489) (1,745)
Miscellaneous 3,298 2,993 3,067 6,291 7,186
Total Other
9,485 8,587 8,977 18,072 14,637
Total
Noninterest Expense
$ 42,640
$
41,373
$
42,538
$
84,013
$
81,239
Significant components of noninterest expense are discussed in more detail below.
Compensation.
Compensation expense totaled $25.8
million for the second quarter of 2026, an increase of $0.1 million, or 0.5%, over the first quarter of 2026
and a decrease of $0.7 million, or 2.5%, from the second quarter of 2025. Compared to the first quarter of
2026, the increase reflected a $0.3 million increase in salary expense (incentive compensation) and $0.2 million decrease in associate
benefit expense (stock-based compensation).
Compared to the second quarter of 2025, the decrease was driven by a $0.4 million
decrease in salary expense (primarily commissions), and lower associate benefit expense of $0.3 million (stock-based compensation).
For the first six months of 2026, compensation expense totaled $51.5 million compared to $52.7 million for the same period of 2025 with the $1.2 million decrease reflective of a $0.9 million decrease in salary expense (commissions in the wealth division) and a $0.3
million decrease in associate benefit expense (stock-based compensation).
Occupancy
. Occupancy expense totaled $7.3 million for the second quarter of 2026, a $0.
2
million, or 3.3%, increase over the first
quarter of 2026 and a $0.2
million, or 3.5%, increase over the second quarter of 2025. For the first six months of 2026, occupancy
expense totaled $14.4 million, a $0.5 million, or 3.9%, increase over the same period of 2025. The increase compared to all prior
periods was primarily attributable to higher FF&E maintenance agreement expense.
Other
. Other expense totaled $9.5 million for the second quarter of 202
6
compared to $8.6 million for the first quarter of 2026
and
$9.0 million for the second quarter of 2025. For the first six months of 2026, other expense totaled $18.1 million compared to $14.6 million for the same period of 2025. Compared to the first quarter of 2026, the $0.9 million, or 10.5%, increase was primarily
attributable to increases in other real estate (ORE) expense of $0.4 million, travel/entertainment expense of $0.2 million, professional
fees of $0.1 million, and miscellaneous expenses of $0.1 million. Higher miscellaneous expenses drove the $0.5 million, or 5.6%,
increase over the second quarter of 2025. The $3.4 million, or 23.4%, increase for the six month period was primarily due to a $4.2 million increase in ORE expense which reflected a lower level of gains from the sale of properties, namely a large gain realized from
the sale of our operations center building in the first quarter of 2025. Higher expense for charitable contributions of $0.6 million was
partially offsetting.
Our operating efficiency ratio (expressed as noninterest
expense as a percentage of the sum of taxable-equivalent net interest income plus noninterest income) was 65.76% for the second quarter of 2026 compared to 65.89% for the first quarter of 2026
and 67.26% for
the second quarter of 2025. For the first six months of 2026, this ratio was 65.83%
compared to 65.13% for the same period of 2025.

Income Taxes
We realized income
tax expense of $5.0 million (effective rate of 23.4%) for the second quarter of 2026, compared to $4.8 million
(effective rate of 23.5%) for the first quarter of 2026 and $5.0 million (effective rate of 24.9%) for the second quarter of 2025.
For the
first six months of 2026, we realized income tax expense of $9.8 million (effective rate of 23.4%) compared to $10.1 million
(effective rate of 24.1%) for the same period of 2025. The
effective rate for the second quarter of 2026 reflected a tax benefit related to
an investment in a solar tax equity fund during the quarter and the effective rate for the first quarter of 2026 included a discrete item
related to stock-based compensation. Absent discrete items or new tax credit investments, we expect our annual effective tax rate to approximate 23.5% for 2026.
FINANCIAL CONDITION
Average earning
assets totaled $4.069 billion for the second quarter of 2026, a decrease of $21.0 million, or
0.5% from the first
quarter of 2026, and an increase of $32.9 million, or 0.8% over the fourth quarter of 2025. Compared to the first quarter of 2026, the
change in earning asset mix reflected a $42.6 million decrease in overnight funds and a $32.4 million decrease in loans held for
investment, partially offset by a $48.2 million increase in
investment securities and a $5.8 million increase in loans held for sale
(“HFS”). Compared to the fourth quarter of 2025, the change reflected a $161.3 million increase in investment securities and a $6.2
million increase in loans HFS, partially offset by a $72.4 million decrease in overnight funds and a $62.2 million decrease in loans
held for investment.
Investment Securities
Average investments
totaled $1.167 billion in the second quarter of 2026, a $48.2 million, or 4.31%, increase over the first quarter of
2026
and a $161.3 million, or 16.0%
increase over the fourth quarter of 2026. Our investment portfolio represented 28.7% of our
average earning assets for the second quarter of 2026 compared to 27.4% for the first quarter of 2026 and 24.9% for the fourth quarter of 2025.
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
and Held-to-Maturity (“HTM”).
At June 30, 2026, $853.6 million, or 73.6%, of the investment portfolio was classified as AFS and
$304.5
million, or 26.3%, was classified as HTM. The average maturity of our total portfolio at June
30, 2026 was 2.95 years
compared to 2.98 years at March 31, 2026
and 2.57 years at December 31, 2025.
The duration of our investment portfolio at June 30,
2026
was 2.60 years compared to 2.64 years at March 31, 2026 and 2.12 years at December 31,
2025.
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
At June 30, 2026, there were 816 positions (combined AFS and HTM)
with unrealized pre-tax losses totaling $29.4 million. 69 of these positions are U.S. Treasury bonds
and carry the full faith and credit of the U.S. Government. 675 are U.S. government agency securities issued by U.S. government sponsored entities.
We believe
the long history of no credit losses on government securities indicates that the expectation of nonpayment of the amortized cost basis is effectively zero.
At June 30, 2026, all collateralized
mortgage obligation securities, mortgage-backed securities, Small Business
Administration securities, U.S. Agency,
and U.S. Treasury
bonds held were rated AA+ or higher.
The remaining 72 positions (municipal securities and corporate bonds) have a credit
component.
At June 30, 2026, municipal securities and corporate debt securities had an immaterial allowance for credit losses.
None
of the securities held by the Company were past due or in nonaccrual status at June
30, 2026.

Loans HFI
Average loans
HFI decreased by $32.4 million, or 1.3% from the first quarter of 2026, and decreased by $62.2 million, or 2.4% from
the fourth quarter of 2025. Compared to the first quarter of 2026, the decline was primarily attributable to decreases in residential real
estate loans of $14.4 million, commercial real estate loans of $14.4 million, and commercial loans of $5.2 million, partially offset by
increases in home equity loans of $1.9 million. Compared to the fourth quarter of 2025, the decline was primarily attributable to
decreases in residential real estate loans of $30.6 million, commercial real estate loans of $24.5 million, commercial loans of $6.6
million, construction loans of $4.1 million, consumer loans (primarily indirect auto) of $2.9 million, partially offset by an increase in
home equity loans of $5.9 million.
Loans HFI at June 30, 2026, decreased by $18.5 million, or 0.7% from March
31, 2026, and decreased by $46.2 million, or 1.8%,
from December 31, 2025. Compared to March 31, 2026, the decline was primarily due to decreases in other loans of $9.7 million,
construction loans of $7.5 million, and commercial real estate loans of
$5.2 million, partially offset by increases in commercial loans of $2.3 million, and consumer loans (primarily indirect auto) of $1.3 million. Compared to December 31, 2025, the decline was
primarily attributable to decreases in residential real estate loans of $22.8 million, commercial real estate loans of $18.1 million,
commercial loans of $7.8 million, other loans of $2.1 million, consumer loans
(primarily indirect auto) of $1.5 million, partially offset
by increases in home equity loans of $3.6 million, and construction loans of $2.2 million.
Without compromising our credit standards
,
changing our underwriting standards, or taking on inordinate interest rate risk, we
continue to closely monitor our markets and make minor adjustments as necessary.
Credit Quality
Nonperforming assets (nonaccrual loans and other real estate) totaled $13.4 million at June 30, 2026 compared to $13.0 million at
March 31, 2026 and $10.5 million at December 31, 2025. At June 30, 2026, nonperforming assets as a percentage of total assets was
0.30%, compared to 0.29% at March 31, 2026 and 0.24% at December 31, 2025.
Nonaccrual loans totaled $10.0 million at June 30,
2026, a $1.1 million decrease from March 31, 2026 and a $1.4 million increase over
December 31, 2025. Other real estate totaled $3.4
million at June 30, 2026, a $1.6 million increase over March 31, 2026 and $1.5 million increase over December 31, 2025. Further,
classified loans totaled $29.8 million at June 30, 2026, a $15.3 million increase over March 31, 2026 and a $15.5 million increase over
December 31, 2025. The increase over both prior periods reflected the downgrade of four commercial real estate relationships (two
private schools $9.8 million ($6.4 million and $3.4 million), hotel $2.0 million, funeral home $5.0 million).
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
conditions and forecasts.
At June 30, 2026, the allowance for credit losses for loans HFI totaled $31.0 million comparable to March 31, 2026 and December 31,
2025. Activity within the allowance is provided in Note 3 – Loans Held for Investment and Allowance for Credit Losses in the Notes
to Consolidated Financial Statements. Net loan charge
-offs were 14 basis points of average loans for the second quarter of 2026 versus
10 basis points for the first quarter of 2026 and 18 basis points for the fourth quarter of 2025. At June 30, 2026, the allowance
represented 1.24% of loans HFI compared to 1.23% at March 31, 2026, and 1.22% at December 31, 2025.
At June 30, 2026, the allowance for credit losses for unfunded commitments totaled $2.2
million compared to $2.2 million and $2.1
million at March 31, 2026 and December 31, 2025, respectively.
The slight change in the allowance for unfunded commitments from
December 31, 2025 reflected a variance in the level of unfunded loan commitments.
The allowance for unfunded commitments is
recorded in other liabilities.

Deposits
Average total
deposits were $3.679 billion for the second quarter of 2026, a decrease of $12.2 million, or 0.3%
from the first quarter
of 2026, and an increase of $31.3 million, or 0.9%, over the fourth quarter of 2025. Compared to the first quarter of 2026, the decrease was primarily attributable to lower public funds balances of $43.5 million (primarily NOW account balances) as those balances begin to seasonally decline in the second quarter, partially
offset by higher core account balances of $31.3 million (primarily MMA and noninterest bearing checking). The increase over the fourth quarter of 2025 was primarily due to higher public funds balances of $56.1
million, partially offset by lower core deposit balances
of $24.8 million.
At June 30, 2026, total deposits were $3.721 billion, a decrease of $30.6 million, or 0.8% from March 31, 2026, and an increase of
$58.7 million, or 1.6% over December 31, 2025. The decrease from March
31, 2026, was driven by lower public funds balances of
$68.4 million (primarily NOW accounts), partially offset by an increase in core deposit balances of $37.8 million (primarily noninterest bearing accounts). The increase over December 31,
2025, was primarily due to core deposit growth of $151.9 million, partially offset by lower public funds balances of $93.2 million.
Total public funds balances were
$561.5 million at June 30, 2026,
$629.9 million at March 31, 2026, and $654.7 million at December 31,
2025, respectively.
Business deposit transaction accounts classified as repurchase agreements averaged $10.9 million for the second quarter of 2026, a
decrease of $4.9 million from the first quarter of 2026
and a decrease of $9.8 million from the fourth quarter of 2025. At June 30,
2026, repurchase agreement balances were $7.4 million compared to $4.6 million at March 31, 2026 and $22.0 million at December
31, 2025.
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
ESTIMATED CHANGES
IN NET INTEREST INCOME
As of June 30, 2026
% Change in NII
Change in Interest Rates 12 Months 24 Months
+200 bp Ramp 4.8% 18.0%
+100 bp Ramp 2.4% 11.0%
-100 bp Ramp -2.3% -3.6%
-200 bp Ramp -4.8% -11.5%
As of March 31, 2026
% Change in NII
Change in Interest Rates 12 Months 24 Months
+200 bp Ramp 5.0% 17.7%
+100 bp Ramp 2.5% 10.7%
-100 bp Ramp -2.5% -4.2%
-200 bp Ramp -5.1% -12.3%
The Net Interest Income (“NII”) at Risk position of an instantaneous, parallel rate shock indicates that in the short-term (over the next
12 months), all rising rate environments will positively impact the net interest margin of the Company,
while declining rate
environments
will have a negative impact on the net interest margin.
Compared to the first quarter of 2026, these metrics became
more favorable in the declining rate scenarios due to the deployment of variable rate overnight funds into the investment securities
portfolio.
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
ESTIMATED CHANGES
IN ECONOMIC VALUE
OF EQUITY
% Change in EVE EVE Ratio
Changes in Interest
Rates
June 30, 2026 March 31, 2026 June 30, 2026 March 31, 2026
+200 bp Shock 10.6% 9.5% 27.2% 26.5%
+100 bp Shock 7.0% 6.2% 25.9% 25.3%
-100 bp Shock -9.0% -9.5% 21.4% 20.9%
-200 bp Shock -20.7% -20.8% 18.3% 18.0%

At June 30, 2026, the economic value of equity was favorable in all rising rate environments and unfavorable in the falling rate environments.
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
At June 30, 2026, we had the ability to generate approximately $1.721 billion (excludes overnight funds position of $413 million) in additional liquidity through various sources including various federal funds purchased lines, Federal Home Loan Bank borrowings, the
Federal Reserve Discount Window,
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
We believe the
liquidity
available to us at June 30, 2026
was sufficient to meet our ongoing needs and execute our business strategy.
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
The Bank maintained an average net overnight funds (i.e., deposits with banks plus FED funds sold, less FED funds purchased) sold
position of $365.1 million in the second quarter of 2026
compared to $407.7 million in the first quarter of 2026 and $437.5 million in
the fourth quarter of 2025. Compared to the first quarter of 2026, the variance reflected lower average deposits and the deployment of
excess liquidity into the investment security portfolio. Compared to the fourth quarter of 2025, the variance was driven by the
deployment of excess liquidity into the investment security portfolio.
During the first six months of 2026, excess liquidity was
partially deployed into investment securities as loan demand remained selective and management continued its disciplined
underwriting approach. Management believes the repositioning enhances earnings while maintaining appropriate liquidity levels.
We expect our
capital expenditures will be approximately $10.0 million over the next 12 months, which will primarily consist of
construction of a new office, office remodeling,
office equipment/furniture, and technology purchases.
Management expects that
these capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.
Borrowings
Average short
-term borrowings totaled $44.5 million for the second quarter of 2026 compared to $43.6 million for the first quarter of
2026
and $41.6 million for the fourth quarter of 2025.
The increase from both prior periods reflected higher mortgage warehouse borrowing activity,
partially offset by lower repurchase agreement balances
.
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
Capital
Our capital ratios are presented in the Selected Quarterly Financial
Data table on page 39.
At June 30, 2026, our regulatory capital
ratios exceeded the threshold to be designated as “well-capitalized”
under the Basel III capital standards.
Shareowners’ equity was $570.1 million at June 30, 2026 compared to $559.9 million at March 31, 2026 and $552.9 million at
December 31, 2025. For the first six months of 2026, shareowners’
equity was positively impacted by net income attributable to shareowners of $32.1 million, the issuance of stock of $3.4 million, and stock compensation accretion of $0.9
million. Shareowners’
equity was reduced by a common stock dividends
of $9.2 million ($0.54 per share), repurchases of our common stock of
$2.6 million
(63,088 shares), net adjustments totaling $2.6 million related to transactions under our stock-based compensation plans, and an
unfavorable net change of $4.8 million in accumulated other comprehensive loss due to an unfavorable fair value mark on the
investment securities portfolio driven by higher bond rates in the second quarter of 2026.
At June 30, 2026, our total risk-based capital ratio was 22.35% compared to
21.62% at March 31, 2026 and 21.45% at December 31,
2025. Our common equity tier 1 capital ratio was 19.80%, 19.08%, and 18.56%, respectively, on
these dates. Our leverage ratio was
11.96%, 11.
65%, and 11.77%, respectively,
on these dates. At June 30, 2026, all our regulatory capital ratios exceeded the thresholds to be designated as “well-capitalized” under the Basel III capital standards.
Further, our tangible common equity ratio (non-GAAP
financial measure) was 11.03% at June 30,
2026, compared to 10.79% at both March 31, 2026, and December 31, 2025. If our
unrealized held-to-maturity securities loss of $7.8
million (after-tax) were recognized in accumulated
other comprehensive loss, our
adjusted tangible capital ratio would be 10.85%.
Our tangible capital ratio is also impacted by the recording of our unfunded pension liability through other comprehensive income in
accordance with Accounting Standards Codification
Topic 715. At June 30, 2026,
March 31, 2026 and December 31, 2025, the net
pension asset reflected in other comprehensive income was $9.4 million. This liability is re-measured annually on December 31 st
based on an actuarial calculation of our pension liability.
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
At June 30, 2026, we had $637.5 million in commitments to extend credit and $7.3 million in standby letters of credit.
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
instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not
anticipate that such funding will adversely impact our ability to meet our ongoing obligations.
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
We have recorded an allowance for credit losses on loan commitments that are not unconditionally cancellable by the Bank, which is included in other liabilities on the Consolidated Statements of Financial Condition
and totaled $2.2 million at June 30, 2026.
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
2026 2025 2026 2025
Average Average Average Average Average Average Average Average
(Dollars in Thousands) Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$
30,505
$
500 6.57%
$
22,668
$
475 8.40%
$
27,626
$
904 6.60%
$
23,692
$
965 8.21%
Loans Held for Investment
(1)(2)
2,505,875 37,751 6.04 2,652,572 40,436 6.11 2,522,007 75,637 6.05 2,659,204 80,465 6.10
Taxable Securities 1,165,965 10,249 3.52 1,006,514 6,666 2.65 1,141,869 19,291 3.39 994,068 12,468 2.52
Tax-Exempt Securities
(2)
1,356 15 4.41 1,467 17 4.50 1,487 32 4.32 1,158 26 4.43
Federal Funds Sold and Interest Bearing
Deposits
365,126 3,366 3.70 348,787 3,909 4.49 386,285 7,077 3.69 334,944 7,405 4.46
Total Earning Assets 4,068,827 51,881 5.11% 4,032,008 51,503 5.12% 4,079,274 102,941 5.08% 4,013,066 101,329 5.09%
Cash & Due From Banks 64,337 65,761 63,712 69,593
Allowance For Credit Losses (31,602) (30,492) (31,574) (30,251)
Other Assets 305,809 302,984 301,694 300,336
TOTAL ASSETS
$
4,407,371
$
4,370,261
$
4,413,106
$
4,352,744
Liabilities:
Noninterest Bearing Deposits 1,308,276 1,342,304 1,295,703 1,329,933
NOW Accounts
$
1,263,616
$
3,938 1.25%
$
1,225,697
$
3,750 1.23%
$
1,283,146
$
8,159 1.28%
$
1,237,759
$
7,604 1.24%
Money Market Accounts 419,983 1,857 1.77 431,774 2,340 2.17 411,708 3,609 1.77 425,949 4,527 2.14
Savings Accounts 513,815 100 0.08 507,950 174 0.14 511,595 232 0.09 507,813 350 0.14
Other Time Deposits 173,086 1,038 2.41 172,982 1,141 2.65 182,711 2,328 2.57 171,682 2,307 2.71
Total Interest Bearing Deposits 2,370,500 6,933 1.17 2,338,403 7,405 1.27 2,389,160 14,328 1.21 2,343,203 14,788 1.27
Total Deposits 3,678,776 6,933 0.76 3,680,707 7,405 0.81 3,684,863 14,328 0.78 3,673,136 14,788 0.81
Repurchase Agreements 10,917 61 2.24 22,557 156 2.78 13,340 134 2.03 26,169 320 2.47
Other Short-Term Borrowings 33,545 349 4.17 10,503 179 6.82 30,706 676 4.44 8,978 296 6.64
Subordinated Notes Payable 33,303 288 3.42 51,981 530 4.03 37,438 686 3.64 52,432 1,090 4.13
Other Long-Term Borrowings 660 9 5.78 792 5 2.41 670 19 5.73 793 16 4.04
Total Interest Bearing Liabilities 2,448,925 7,640 1.25% 2,424,236 8,275 1.37% 2,471,314 15,843 1.29% 2,431,575 16,510 1.37%
Other Liabilities 76,331 76,138 75,321 70,705
TOTAL LIABILITIES 3,833,532 3,842,678 3,842,338 3,832,213
TOTAL SHAREOWNERS’ EQUITY 573,839 527,583 570,768 520,531
TOTAL LIABILITIES, TEMPORARY
AND SHAREOWNERS’ EQUITY
$
4,407,371
$
4,370,261
$
4,413,106
$
4,352,744
Interest Rate Spread 3.86% 3.75% 3.79% 3.72%
Net Interest Income
$
44,241
$
43,228
$
87,098
$
84,819
Net Interest Margin (3) 4.35% 4.30% 4.30% 4.26%
(1)
Average Balances include net loan fees, discounts and premiums and nonaccrual loans.
Interest income includes loan costs of $0.5 million and
$0.9 million for the three and six months ended June
30, 2026,
and loan cost of $0.3 and $0.7 million for the three and six month periods ended June 30, 2025.
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
Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At June 30, 2026, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief
Financial Officer, evaluated
the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934).
Based upon that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded
that, as of the end of the period covered by this report,
our disclosure controls and procedures were effective.
Our management, including our Chief Executive Officer
and Chief Financial Officer, has reviewed
our internal control over financial
reporting (as defined in Rule 13a-15(f) under the Securities Exchange
Act of 1934). During the quarter ended June 30, 2026, there
have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that
have materially affected, or are reasonably likely to
materially affect, our internal control over financial reporting.
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
None.
Item 3.
Defaults Upon Senior Securities
None.
Item 4.
Mine Safety Disclosure
Not Applicable.
Item 5.
Other Information
(c) Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act)
adopted
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
CAPITAL CITY
BANK GROUP,
INC.
(Registrant)
/s/ Jeptha E. Larkin
Jeptha E. Larkin
Executive Vice President
and Chief Financial Officer
(Mr. Larkin is the Principal Financial
Officer and has
been duly authorized to sign on behalf of the Registrant)
Date: July 29, 2026