Form 10-Q
period 2026-09-30
CAPITAL CITY BANK GROUP INC
filed 2026-10-30
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON,
D.C.
20549
FORM
10-Q
☒
QUARTERLY
REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the Quarterly Period Ended
September 30, 2026
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
[X]
At October 29, 2026,
17,115,671
shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

CAPITAL CITY
BANK GROUP,
INC.
QUARTERLY
REPORT ON FORM
10-Q
FOR THE PERIOD
ENDED SEPTEMBER
30, 2026
TABLE OF CONTENTS
PART I – Financial Information
Page
Item 1.
Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition – September 30, 2026 and December 31, 2025 5
Consolidated Statements of Income – Three and Nine Months Ended September 30, 2026 and 2025 6
Consolidated Statements of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2026 and 2025 7
Consolidated Statements of Changes in Shareowners’ Equity – Three and Nine Months Ended September 30, 2026 and 2025 8
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2026 and 2025 9
Notes to Consolidated Financial Statements 11
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
36
Item 3.
Quantitative and Qualitative Disclosure About Market Risk
52
Item 4.
Controls and Procedures
52
PART II – Other Information
Item 1. Legal Proceedings 52
Item 1A. Risk Factors 52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 52
Item 3. Defaults Upon Senior Securities 52
Item 4. Mine Safety Disclosure 52
Item 5. Other Information 52
Item 6. Exhibits 53
Signatures
54

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
The words “may,” “could,” “should,”
“would,” “believe,” “anticipate,”
“estimate,” “expect,”
“intend,” “plan,”
“target,” “vision,” “goal,” “will,”
“project,” “continue,” “outlook,”
“approximate,” “seasonal,”
“future,” and similar expressions
are intended
to identify forward
-looking statements.
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
factors
:
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
funding sources;
●
Greater than
expected costs
or difficulties related to the
integration of new products
and lines of business;
●
Increased
competition and
its effect on
pricing (including deposit fees), spending, third-party
relationships and
revenues;
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
emergencies (including pandemics),
military conflict
(including impacts related
to the conflicts
in the Middle East and
resulting disruptions to energy and
other commodities
markets and
supply chains)
,
terrorism, civil unrest, climate change or other
geopolitical events;
●
Our ability to declare and
pay dividends;
●
Structural changes
in the markets
for origination, sale and
servicing of residential mortgages;
●
Any inability to implement
and maintain
effective internal
control over financial
reporting and/or disclosure
control;
●
Potential claims, damages,
penalties, fines, costs and
reputational
damage
resulting from pending or future
litigation,
regulatory proceedings and
enforcement
actions;
●
Negative publicity and the impact on our
reputation,
including the speed and scale at which information
can spread
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
any forward
-looking
statement,
except as
required by applicable
law.

PART
I.
FINANCIAL INFORMATION
Item 1.
CAPITAL CITY
BANK GROUP,
INC.
CONSOLIDATED
STATEMENTS
OF FINANCIAL
CONDITION
(Unaudited)
September 30, December 31,
(Dollars in Thousands,
Except Par Value)
2026
2025
ASSETS
Cash and
Due From Banks
$
71,617
$
62,189
Federal Funds Sold and
Interest Bearing Deposits
340,015
467,782
Total Cash
and Cash
Equivalents
411,632
529,971
Investment
Securities, Available for
Sale, at fair value
(amortized cost of $
893,054
and $
656,546
)
862,097
643,922
Investment
Securities, Held to Maturity (fair
value of $
293,832
and $
369,320
)
315,142
377,446
Equity Securities
3,203
2,069
Total Investment
Securities
1,180,442
1,023,437
Loans Held For Sale,
at fair value
23,455
21,695
Loans Held for
Investment
2,489,724
2,546,118
Allowance for Credit
Losses
(30,369)
(31,001)
Loans Held for
Investment,
Net
2,459,355
2,515,117
Premises and
Equipment, Net
83,257
79,457
Goodwill
89,095
89,095
Other Real Estate
Owned
2,353
1,936
Other Assets
147,163
125,057
Total Assets $
4,396,752
$
4,385,765
LIABILITIES
Deposits:
Noninterest Bearing
Deposits
$
1,331,669
$
1,251,886
Interest Bearing Deposits
2,334,899
2,410,426
Total Deposits
3,666,568
3,662,312
Short-Term Borrowings
38,881
50,092
Subordinated
Notes Payable
33,303
42,582
Other Long-Term
Borrowings
567
680
Other Liabilities
83,571
77,248
Total Liabilities
3,822,890
3,832,914
SHAREOWNERS’
EQUITY
Preferred Stock, $
0.01
par value;
3,000,000
shares authorized;
no
shares issued and
outstanding
- -
Common
Stock, $
0.01
par value;
90,000,000
shares authorized;
17,113,297
and
17,084,386
shares issued and
outstanding
at September
30, 2026 and
December 31, 2025,
respectively
171
171
Additional Paid-In Capital
41,516
41,650
Retained Earnings
543,611
508,443
Accumulated
Other Comprehensive
(Loss) Income, net
of tax
(11,436)
2,587
Total Shareowners’ Equity
573,862
552,851
Total Liabilities
and Shareowners’
Equity
$
4,396,752
$
4,385,765
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY
BANK GROUP,
INC.
CONSOLIDATED
STATEMENTS
OF INCOME
(Unaudited)
Three Months Ended
September 30,
Nine Months Ended
September 30,
(Dollars in Thousands,
Except Per Share
Data)
2026 2025 2026 2025
INTEREST INCOME
Loans, including Fees $
38,652
$
40,279
$
115,118
$
121,629
Investment
Securities:
Taxable
10,629
7,175
29,920
19,644
Tax Exempt
11
13
35
30
Funds Sold and
Interest Bearing Deposits
3,194
3,964
10,271
11,369
Total Interest
Income
52,486
51,431
155,344
152,672
INTEREST EXPENSE
Deposits
6,780
7,265
21,108
22,053
Short-Term Borrowings
395
216
1,205
832
Subordinated
Notes Payable
293
383
979
1,473
Other Long-Term
Borrowings
8
10
27
26
Total Interest
Expense
7,476
7,874
23,319
24,384
NET INTEREST
INCOME
45,010
43,557
132,025
128,288
Provision for Credit
Losses
(80)
1,881
1,551
3,269
Net Interest
Income
After Provision For Credit Losses
45,090
41,676
130,474
125,019
NONINTEREST INCOME
Deposit Fees
5,168
5,877
16,422
16,258
Bank Card
Fees
3,830
3,733
11,318
11,021
Wealth Management
Fees
4,640
5,173
12,876
16,142
Mortgage Banking
Revenues
3,673
4,794
12,585
12,804
Other
2,073
2,754
6,715
6,027
Total Noninterest
Income
19,384
22,331
59,916
62,252
NONINTEREST EXPENSE
Compensation
25,620
26,056
77,159
78,794
Occupancy,
Net
7,294
7,037
21,696
20,901
Other
9,381
9,823
27,453
24,460
Total Noninterest
Expense
42,295
42,916
126,308
124,155
INCOME BEFORE
INCOME TAXES
22,179
21,091
64,082
63,116
Income
Tax Expense
5,239
5,141
15,048
15,264
NET INCOME $
16,940
$
15,950
$
49,034
$
47,852
BASIC NET INCOME
PER SHARE
$
0.99
$
0.93
$
2.87
$
2.81
DILUTED NET INCOME
PER SHARE
$
0.99
$
0.93
$
2.86
$
2.80
Average
Common
Basic Shares Outstanding
17,113
17,068
17,114
17,050
Average
Common
Diluted Shares Outstanding
17,152
17,114
17,141
17,083
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY
BANK GROUP,
INC.
CONSOLIDATED
STATEMENTS
OF COMPREHENSIVE
INCOME (LOSS)
(Unaudited)
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2026 2025 2026 2025
NET INCOME $
16,940
$
15,950
$
49,034
$
47,852
Other comprehensive
income, before tax:
Investment
Securities:
Change in net unrealized
loss on securities available
for sale
(12,163)
2,932
(18,326)
10,676
Amortization of
unrealized losses on securities
transferred from
available
for sale to held to
maturity
-
202
164
1,044
Derivative:
Change in net unrealized
gain on effective
cash flow derivative
-
(253)
-
(1,442)
Amortization of
terminated
cash flow derivative
gain
(202)
-
(600)
-
Other comprehensive
(loss) income, before
tax
(12,365)
2,881
(18,762)
10,278
Deferred tax (benefit)
expense related
to other comprehensive
(loss) income
(3,117)
720
(4,739)
2,571
Other comprehensive
(loss) income, net of
tax
(9,248)
2,161
(14,023)
7,707
TOTAL COMPREHENSIVE
INCOME
$
7,692
$
18,111
$
35,011
$
55,559
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY
BANK GROUP,
INC.
CONSOLIDATED
STATEMENTS
OF CHANGES IN SHAREOWNERS’
EQUITY
(Unaudited)
Accumulated
Other
Additional Comprehensive
Shares Common Paid-In Retained (Loss) Income,
(Dollars In Thousands,
Except Share
Data)
Outstanding Stock Capital Earnings Net of Taxes Total
Balance, July 1, 2026
17,111,077
$
171
$
40,821
$
531,291
$
(2,188)
$
570,095
Net Income -
-
-
16,940
-
16,940
Other Comprehensive
Loss, net of tax
-
-
-
-
(9,248)
(9,248)
Cash Dividends ($
0.2700
per share)
-
-
-
(4,620)
-
(4,620)
Stock Based
Compensation
-
-
133
-
-
133
Stock Compensation
Plan Transactions,
net
2,220
-
562
-
-
562
Balance, September 30, 2026
17,113,297
$
171
$
41,516
$
543,611
$
(11,436)
$
573,862
Balance, July 1, 2025
17,066,395
$
171
$
39,527
$
487,665
$
(940)
$
526,423
Net Income -
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
552,851
Net Income -
-
-
49,034
-
49,034
Other Comprehensive
Loss, net of tax
-
-
-
-
(14,023)
(14,023)
Cash Dividends ($
0.8100
per share)
-
-
-
(13,866)
-
(13,866)
Repurchase
of Common
Stock
(63,088)
-
(2,639)
-
-
(2,639)
Stock Based
Compensation
-
-
1,478
-
-
1,478
Stock Compensation
Plan Transactions,
net
91,999
-
1,027
-
-
1,027
Balance, September 30, 2026
17,113,297
$
171
$
41,516
$
543,611
$
(11,436)
$
573,862
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
49,034
$
47,852
Adjustments
to Reconcile Net Income
to
Cash Provided by
Operating Activities:
Provision for Credit
Losses
1,551
3,269
Depreciation
5,521
5,548
Amortization of
Premiums, Discounts and
Fees, net
2,280
3,403
Amortization of
Intangible Asset
-
107
Gain on Sale of Subsidiary
-
(773)
Originations of
Loans Held-for-Sale
(315,284)
(332,760)
Proceeds From Sales
of Loans
Held-for-Sale
328,332
350,882
Mortgage Banking
Revenues
(12,585)
(12,804)
Net Deletions for Capitalized
Mortgage Servicing Rights
16
48
Stock Based
Compensation
1,478
1,373
Net Tax
Benefit from
Stock Based
Compensation
(132)
(154)
Deferred Income
Taxes
(2,532)
2,429
Net Change
in Operating Leases
(18)
14
Net Gain on Sales and
Write-Downs of Other Real
Estate Owned
(796)
(4,514)
Gain from Insurance
Claim on Premises
(453)
-
Net (Increase)
Decrease in Other Assets
(1,000)
3,770
Net Increase
in Other Liabilities
6,425
8,364
Net Cash
Provided By Operating Activities
61,837
76,054
CASH FLOWS FROM
INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases
(113,266)
(66,697)
Proceeds from Payments,
Maturities, and
Calls
175,326
228,784
Securities Available
for Sale:
Purchases
(360,296)
(225,039)
Proceeds from Payments,
Maturities, and
Calls
116,071
60,899
Equity Securities:
Purchases
(1,219)
(60)
Net Decrease in
Equity Securities
85
1,191
Purchases of
Loans Held for
Investment
(7,013)
(958)
Proceeds from Sales of
Loans
53,229
39,802
Net Decrease in
Loans Held for
Investment
1,147
23,666
Purchase of
Bank Owned Life Insurance
(6,000)
-
Net Cash
Received for Divestitures
-
2,375
Proceeds from Insurance
Claims on Premises
453
-
Proceeds From Sales
of Other Real Estate
Owned
3,921
7,340
Purchases of
Premises and
Equipment
(10,571)
(5,967)
Net Cash
(Used In) Provided By Investing
Activities
(148,133)
65,336
CASH FLOWS FROM
FINANCING ACTIVITIES
Net Increase
(Decrease) in Deposits
4,256
(57,065)
Net (Decrease) Increase
in Short-Term Borrowings
(11,211)
11,940
Principal Payments
of Subordinated
Notes
(9,279)
(10,305)
Dividends Paid
(13,866)
(12,625)
Payments
to Repurchase
Common
Stock
(2,639)
-
Proceeds from Issuance
of Common
Stock Under Purchase
Plans
696
710
Net Cash
Used In Financing Activities
(32,043)
(67,345)
NET (DECREASE)
INCREASE IN CASH AND
CASH EQUIVALENTS
(118,339)
74,045
Cash and
Cash Equivalents
at Beginning of Period
529,971
391,854
Cash and
Cash Equivalents
at End of
Period
$
411,632
$
465,899

Supplemental Cash
Flow Disclosures:
Interest Paid
$
23,949
$
24,148
Federal Income
Taxes Paid
$
10,975
$
7,700
State and
Local Income
Taxes Paid:
Florida
$
1,975
$
775
All Other
$
112
$
225
Supplemental Noncash
Items:
Loans and
Premises Transferred to
Other Real Estate
Owned
$
3,542
$
4,290
Loans Transferred
from Held for Investment
to Held for Sale, net
$
55,452
$
40,652
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
All material inter
-company
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
authorization,
funding commitment,
and probable
completion, removal
of development
stages, integrated website guidance,
and
enhanced
disclosures. ASU 2025-06 is effective
for the Company
as of January
1, 2028. The Company
is currently evaluating the
provisions of the
amendments
and the
impact on
its future consolidated
statements
and disclosures.
ASU 2025-08, “Financial
Instruments—Credit
Losses (Topic 326):
Purchased Loans.”
The ASU updates the
accounting
for
purchased
loans under ASC 326.
The amendments
expand
the population
of loans subject
to the “gross-up” accounting
model by
eliminating the former
distinction between purchased
credit-deteriorated
(“PCD”) and non-PCD loans. Under
the new guidance,
entities will apply
a single model for purchased
loans by recognizing an
allowance for credit
losses and adjusting
the amorti
zed cost
basis for the associated
noncredit discount
at acquisition.
ASU 2025-08 is effective for
the Company
as of January
1, 2027. The
Company
is currently evaluating the
provisions of the amendments
and the
impact on
its future consolidated
statements
and
disclosures.

ASU 2025-11, “Interim
Reporting (Topic
270): Narrow-Scope
Improvements.”
The ASU aims to clarify
and enhance
interim financial
reporting by defining
its scope, consolidating
GAAP disclosures in
Topic 270, adding
a principle for material
post-year
-end event
disclosure, and
refining statement
format
guidance to improve
consistency for
all preparers. These changes
do not alter
the
fundamental
requirements of
interim reporting but seek to
streamline and
standardize
the process. ASU 2025-11 is effective
for the
Company
in interim reporting periods beginning as
of January
1, 2028.
The Company
is currently evaluating the
provisions of the
amendments
and the
impact on
its future consolidated
statements.
ASU 2025-12, “Codification
Improvements.”
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
securities available
-for-sale (“AFS”) and
securities held-to-maturity
(“HTM”) and the
corresponding amounts
of gross
unrealized gains and
losses.
Available
for Sale
Amortized Unrealized Unrealized Allowance for Fair
(Dollars in Thousands) Cost Gains Losses Credit Losses Value
September 30, 2026
U.S. Government
Treasury
$
605,514
$
-
$
11,171
$
-
$
594,343
U.S. Government
Agency
164,330
76
4,095
-
160,311
States and
Political Subdivisions
35,004
-
2,429
-
32,575
Mortgage-Backed
Securities
(1)
55,044
-
10,715
-
44,329
Corporate
Debt Securities
33,162
-
2,574
(49)
30,539
Total
$
893,054
$
76
$
30,984
$
(49)
$
862,097
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
643,922
Held to Maturity
Amortized Unrealized Unrealized Fair
(Dollars in Thousands) Cost Gains Losses Value
September 30, 2026
Mortgage-Backed
Securities
(1)
315,142
-
21,310
293,832
Total
$
315,142
$
-
$
21,310
$
293,832
December 31, 2025
U.S. Government
Treasury
$
129,782
$
-
$
514
$
129,268
Mortgage-Backed
Securities
(1)
247,664
930
8,542
240,052
Total
$
377,446
$
930
$
9,056
$
369,320
(1)
Comprised of residential mortgage-backed securities.
(2)
Includes Federal
Home Loan Bank stock
and Federal
Reserve Bank stock
recorded
at cost of $
3.0
million and
$
5.1
million at
December 31, 2025,
respectively.
These securities are
presented
in Other Assets beginning
September 30, 2026.
At September
30, 2026 and
December 31, 2025,
the investment
portfolio had
$
3.2
million and $
2.1
million, respectively, in equity
securities. These securities
do not have
a readily determinable
fair value and
were not credit impaired.
Securities with an
amortized
cost of $
605.5
million and $
461.3
million at September
30, 2026 and
December 31, 2025,
respectively,
were pledged to
secure public deposits
and for other
purposes.
Investment Sales. There were
no
sales of investment
securities for the three and
nine months
ended September
30, 2026 and
2025.
Maturity Distribution
.
At September 30, 2026
,
the Company
’s investment
securities had the following maturity
distribution based
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
$
159,015
$
158,279
$
-
$
-
Due after
one year through
five years
532,658
516,640
-
-
Mortgage-Backed
Securities
55,044
44,329
315,142
293,832
U.S. Government
Agency
146,337
142,849
-
-
Total
$
893,054
$
862,097
$
315,142
$
293,832

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
Less Than Greater Than
12 Months 12 Months Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in Thousands) Value Losses Value Losses Value Losses
September 30, 2026
Available
for Sale
U.S. Government
Treasury
$
591,355
$
11,156
$
2,988
$
15
$
594,343
$
11,171
U.S. Government
Agency
54,953
1,648
74,492
2,447
129,445
4,095
States and
Political Subdivisions
1,842
21
28,453
2,408
30,295
2,429
Mortgage-Backed
Securities
47
1
44,274
10,714
44,321
10,715
Corporate
Debt Securities
657
-
28,782
2,574
29,439
2,574
Total
$
648,854
$
12,826
$
178,989
$
18,158
$
827,843
$
30,984
Held to Maturity
Mortgage-Backed
Securities
201,991
9,348
91,838
11,962
293,829
21,310
Total
$
201,991
$
9,348
$
91,838
$
11,962
$
293,829
$
21,310
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
$
269,119
$
9,056
At September
30, 2026, there
were
848
positions (combined
AFS and HTM) with unrealized
pre-tax losses totaling
$
52.3
million.
91
of these positions
are U.S. Treasury
bonds and carry
the full faith and
credit of the U.S. Government.
688
are U.S. government agency
securities issued by
U.S. government
sponsored entities.
We believe
the long history of
no credit losses on government
securities
indicates that
the expectation
of nonpayment
of the amortized
cost basis is effectively
zero.
At September 30, 2026,
all collateralized
mortgage obligation
securities, mortgage
-backed
securities, Small Business Administration
securities, U.S. Agency,
and U.S. Treasury
bonds held were AAA
rated.
The remaining
69
positions (municipal securities
and corporate
bonds) have
a credit component.
At
September 30,
2026, corporate
debt securities had
an
allowance for
credit losses of $
49,000
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
municipal and
corporate
securities portfolio via credit rating
s
which are updated
on a quarterly
basis.
On a quarterly
basis, municipal
and corporate
securities in an unrealized loss position
are evaluated
to determine
if the loss is attributable
to credit related factors
and
if an allowance
for credit loss is needed.

NOTE 3 – LOANS HELD
FOR INVESTMENT
AND ALLOWANCE
FOR CREDIT LOSSES
Loan Portfolio
Composition
.
The composition
of the held for
investment
(“HFI”) loan portfolio
was as follows:
(Dollars in Thousands) September 30, 2026
December 31, 2025
Commercial, Financial
and Agricultural
$
168,144
$
180,341
Real Estate
– Construction
149,335
146,920
Real Estate
– Commercial
Mortgage
736,380
768,731
Real Estate
– Residential
(1)
1,004,438
1,025,690
Real Estate
– Home Equity
246,120
240,897
Consumer (2)
185,307
183,539
Loans Held For Investment,
Net of Unearned
Income
$
2,489,724
$
2,546,118
(1)
Includes loans
in process balances
of $
0.5
million and
$
5.6
million at September
30, 2026 and
December 31, 2025, respectively.
(2)
Includes overdraft
balances of
$
1.3
million and
$
1.2
million at September
30, 2026 and
December 31, 2025, respectively.
Net deferred loan
costs, which include premiums
on purchased
loans, included in loans
were $
8.8
million at September
30, 2026 and
$
8.6
million at December
31, 2025.
Accrued interest receivable
on loans which is
excluded from
amortized
cost, totaled
$
9.4
million at September
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
Atlanta.
Loan Purchase
s.
The Company
will periodically purchase commercial
real estate loans
for its portfolio.
Commercial loan
purchases
totaled $
6.7
million for the three and
nine months
ended September
30, 2026, and
were not credit impaired.
No
ne were purchased
during the comparable
2025 periods.

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
Real Estate
Commercial
Real Estate Real Estate
(Dollars in Thousands) Agricultural Construction Mortgage Residential Home Equity Consumer Total
Three Months Ended
September 30, 2026
Beginning Balance $
1,828
$
1,282
$
7,540
$
14,877
$
2,467
$
3,013
$
31,007
Provision for Credit Losses
(25)
179
(241)
(837)
(52)
847
(129)
Charge-Offs
(251)
-
-
(9)
7
(1,883)
(2,136)
Recoveries
282
-
7
163
4
1,171
1,627
Net Recoveries (Charge-Offs)
31
-
7
154
11
(712)
(509)
Ending Balance $
1,834
$
1,461
$
7,306
$
14,194
$
2,426
$
3,148
$
30,369
Nine Months Ended
September 30, 2026
Beginning Balance $
1,751
$
1,681
$
6,859
$
15,317
$
2,368
$
3,025
$
31,001
Provision for Credit Losses
790
(220)
349
(1,343)
46
1,788
1,410
Charge-Offs
(1,128)
-
-
(47)
(6)
(4,503)
(5,684)
Recoveries
421
-
98
267
18
2,838
3,642
Net (Charge-Offs) Recoveries
(707)
-
98
220
12
(1,665)
(2,042)
Ending Balance $
1,834
$
1,461
$
7,306
$
14,194
$
2,426
$
3,148
$
30,369
Three Months Ended
September 30, 2025
Beginning Balance $
1,425
$
1,811
$
6,256
$
15,264
$
2,014
$
3,092
$
29,862
Provision for Credit Losses
370
(352)
268
164
200
900
1,550
Charge-Offs
(373)
-
-
(12)
(10)
(1,573)
(1,968)
Recoveries
95
-
8
13
10
632
758
Net (Charge-Offs) Recoveries
(278)
-
8
1
-
(941)
(1,210)
Ending Balance $
1,517
$
1,459
$
6,532
$
15,429
$
2,214
$
3,051
$
30,202
Nine Months Ended
September 30, 2025
Beginning Balance $
1,514
$
2,384
$
5,867
$
14,568
$
1,952
$
2,966
$
29,251
Provision for Credit Losses
331
(925)
648
733
235
2,329
3,351
Charge-Offs
(615)
-
-
(69)
(34)
(4,359)
(5,077)
Recoveries
287
-
17
197
61
2,115
2,677
Net (Charge-Offs) Recoveries
(328)
-
17
128
27
(2,244)
(2,400)
Ending Balance $
1,517
$
1,459
$
6,532
$
15,429
$
2,214
$
3,051
$
30,202

At September 30, 2026,
the allowance
for credit losses for loans
HFI totaled $
30.4
million compared
to $
31.0
million
at December 31,
2025 and
$
30.2
million
at
September 30,
2025. Activity within the allowance
for the nine month
period ended September
30, 2026,
reflected a provision
expense of $
1.4
million and net
loan charge-
offs of $
2.0
million. The September
30, 2026 allowance reflected
the
utilization of a
lower forecasted
unemployment
rate in forecasting
loan loss rates and
lower loan balances,
as
compared
to the
December 31, 2025
allowance. At September
30, 2025, the
allowance for
loans HFI totaled
$
30.2
million, a $
1.0
million increase over
December 31, 2024. Activity
within the allowance for
the nine-month period
ended September 30, 2025,
reflected a provision
expense
of $
3.4
million and net
loan charge-
offs of $
2.4
million. The net increase in the allowance
was primarily attributable
to qualitative
factor adjustments
that were partially
offset by
lower loan balances.
Four unemployment
forecast scenarios
were utilized to estimate
probability of default
and are weighted based
on management’s
estimate of probabilit
y.
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
60-89
90 +
Total Total Nonaccrual Total
(Dollars in Thousands) DPD DPD DPD Past Due Current Loans Loans
September 30, 2026
Commercial, Financial
and Agricultural
$
246
$
-
$
-
$
246
$
167,780
$
118
$
168,144
Real Estate
– Construction
-
634
-
634
148,322
379
149,335
Real Estate
– Commercial
Mortgage
1,829
-
-
1,829
732,478
2,073
736,380
Real Estate
– Residential
235
151
-
386
1,000,227
3,825
1,004,438
Real Estate
– Home Equity
122
-
-
122
245,734
264
246,120
Consumer
933
37
-
970
183,641
696
185,307
Total $
3,365
$
822
$
-
$
4,187
$
2,478,182
$
7,355
$
2,489,724
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
September 30, 2026 December 31, 2025
Nonaccrual Nonaccrual Nonaccrual Nonaccrual
With No With 90 + Days With No With 90 + Days
(Dollars in Thousands) ACL
ACL
Still Accruing
ACL
ACL Still Accruing
Commercial, Financial
and Agricultural
$
-
$
118
$
-
$
1,038
$
240
$
-
Real Estate
– Construction
-
379
-
-
-
-
Real Estate
– Commercial
Mortgage
668
1,405
-
753
1,807
-
Real Estate
– Residential
1,810
2,015
-
1,275
868
-
Real Estate
– Home Equity
-
264
-
1,382
387
-
Consumer
-
696
-
-
845
-
Total Nonaccrual
Loans
$
2,478
$
4,877
$
-
$
4,448
$
4,147
$
-

Collateral
Dependent Loans.
The following table presents the
amortized
cost basis of collateral
-dependent
loans.
September 30, 2026 December 31, 2025
Real Estate Non Real Estate Real Estate Non Real Estate
(Dollars in Thousands) Secured Secured Secured Secured
Commercial, Financial
and Agricultural
$
-
$
46
$
-
$
1,087
Real Estate
– Construction
379
-
-
-
Real Estate
– Commercial
Mortgage
11,697
-
2,450
-
Real Estate
– Residential
2,168
-
1,275
-
Real Estate
– Home Equity
391
-
1,561
-
Consumer
-
-
-
-
Total Collateral
Dependent Loans
$
14,635
$
46
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
At September 30, 2026,
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
for credit losses on a loan
-by-loan
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
During the nine months
ended September
30, 2026, the
Company
did
no
t modify any
loans to borrowers experiencing financial
difficulty.
During the nine months
ended September
30, 2025,
one
commercial mortgage
loan for $
2.5
million was provided a
6
-
month interest
only extension in exchange
for additional
collateral.
The Company
closely monitors the performance
of loans modified
for borrowers experiencing financial
difficulty to evaluate
the
effectiveness
of its modification
strategies. At September 30,
2026, there were
no
outstanding
balances
of loans modified
during the
preceding twelve months
.
At September 30, 202
5, the amortized
cost basis of loans
modified during the preceding
twelve months
was
$
2.8
million, of which $
2.5
million were current and
$
0.3
million were 30 -59 days
past due.
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
account
s
receivable, inventory,
or
equipment.
Collateral values
are determined based
upon third party appraisals
and evaluations.
Loan to value ratios
at origination are
governed by established
policy guidelines.
Real Estate
Construction
– Loans in this category
consists
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
and evaluati
ons.
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
The following table
s
summarize
gross loans held for investment
at September
30, 2026
and December
31, 2025
and current
period
gross writeoffs for
the nine months
ended September
30, 2026
and 12
months ended
December 31, 202
5
by years of
origination and
internally assigned
credit risk ratings (refer
to Credit Risk
Management
section for detail on
risk rating system).

(Dollars in Thousands)
Term Loans
by Origination
Year
Revolving
As of September 30, 2026
2026 2025 2024 2023 2022 Prior Loans Total
Commercial, Financial,
Agriculture:
Pass $
34,032
$
28,937
$
16,563
$
13,119
$
13,790
$
13,510
$
43,485
$
163,436
Special Mention
-
61
37
2,340
1,090
-
768
4,296
Substandard
114
-
105
49
67
3
74
412
Total $
34,146
$
28,998
$
16,705
$
15,508
$
14,947
$
13,513
$
44,327
$
168,144
Current-Period Gross
Writeoffs
$
26
$
82
$
110
$
279
$
184
$
12
$
435
$
1,128
Real Estate
- Construction:
Pass $
56,034
$
70,866
$
2,433
$
2,212
$
9,694
$
53
$
6,545
$
147,837
Special Mention
-
-
-
-
485
-
-
485
Substandard
-
-
634
379
-
-
-
1,013
Total $
56,034
$
70,866
$
3,067
$
2,591
$
10,179
$
53
$
6,545
$
149,335
Real Estate
- Commercial
Mortgage:
Pass $
73,556
$
81,383
$
63,168
$
83,575
$
146,789
$
203,907
$
20,802
$
673,180
Special Mention
3,993
4,780
267
3,431
27,590
8,159
1,250
49,470
Substandard
-
4,202
3,559
96
1,857
2,470
144
12,328
Doubtful
-
-
1,402
-
-
-
-
1,402
Total $
77,549
$
90,365
$
68,396
$
87,102
$
176,236
$
214,536
$
22,196
$
736,380
Real Estate
- Residential:
Pass $
110,864
$
115,191
$
105,477
$
231,979
$
292,824
$
129,618
$
10,575
$
996,528
Special Mention
337
-
-
-
113
1,172
-
1,622
Substandard
457
286
555
946
792
3,252
-
6,288
Total
$
111,658
$
115,477
$
106,032
$
232,925
$
293,729
$
134,042
$
10,575
$
1,004,438
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
17
$
30
$
47
Real Estate - Home Equity:
Performing $
600
$
269
$
-
$
219
$
16
$
406
$
244,418
$
245,928
Nonperforming
-
-
-
-
-
-
192
192
Total
$
600
$
269
$
-
$
219
$
16
$
406
$
244,610
$
246,120
Current-Period Gross
Writeoffs
$
-
$
-
$
-
$
-
$
-
$
(33)
$
39
$
6
Consumer:
Performing $
61,018
$
46,514
$
14,991
$
17,655
$
18,508
$
12,339
$
13,586
$
184,611
Nonperforming
113
176
69
76
171
91
-
696
Total $
61,131
$
46,690
$
15,060
$
17,731
$
18,679
$
12,430
$
13,586
$
185,307
Current-Period Gross
Writeoffs
$
2,364
$
613
$
200
$
454
$
487
$
257
$
128
$
4,503

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
mortgage banki
ng activities include mandatory
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
and adjustable
-rate
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
,
such
as
interest rate lock commitments
(“IRLCs”) and forward contract
sales and their related fair values
are set forth
below.
September 30, 2026 December 31, 2025
Unpaid Principal Unpaid Principal
(Dollars in Thousands) Balance/Notional Fair Value Balance/Notional Fair Value
Residential Mortgage
Loans Held for
Sale
$
22,937
$
23,455
$
20,944
$
21,695
Residential Mortgage
Loan Commitments
("IRLCs")
(1)
29,368
474
20,699
464
Forward Sales Contracts (2)
20,500
397
25,500
84
(1)
Recorded in other assets at fair value.
(2)
Recorded in other assets and other liabilities at fair value at
September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026
and December
31, 2025, the
Company
had
no
residential mortgage loans
held for sale 30-89
days past
due or
on nonaccrual
status.
Mortgage banking
revenue was
as follows:
Three Months Ended
September 30,
Nine Months Ended
September 30,
(Dollars in Thousands) 2026 2025 2026 2025
Net realized gains
on sales of mortgage
loans
$
2,991
$
3,871
$
9,470
$
10,356
Net change
in unrealized (loss) gain on
mortgage loans
held for
sale
(595)
130
(266)
302
Net change
in the fair value
of IRLCs
(152)
(45)
10
359
Net change
in the fair value
of forward sales
contracts
452
199
482
(85)
Pair-Offs on
net settlement
of forward sales
contracts
84
(234)
276
(404)
Mortgage servicing rights
additions
29
40
125
84
Net origination fees
864
833
2,488
2,192
Total mortgage
banking revenues
$
3,673
$
4,794
$
12,585
$
12,804

Residential Mortgage Servicing
The Company may
retain the right to service residential mortgage
loans sold.
The unpaid
principal balance
of loans serviced
for
others is the primary
driver of servicing revenue.
The following represents
a summary
of mortgage
servicing rights.
(Dollars in Thousands) September 30, 2026 December 31, 2025
Number of residential
mortgage loans
serviced for others
456
456
Outstanding principal
balance
of residential mortgage
loans serviced for others
$
119,277
$
118,429
Weighted average
interest rate
5.78%
5.69%
Remaining contractual
term (in months)
353
354
Conforming conventional
loans serviced by the
Company
are sold to Federal National
Mortgage Association
(“FNMA”) on a non-
recourse basis, whereby
foreclosure losses
are generally the responsibility
of FNMA and
not the Company.
The government
loans
serviced by the
Company
are secured through
the Government
National Mortgage
Association (“GNMA”),
whereby the Company
is
insured against
loss by the Federal Housing
Administration or
partially guaranteed
against loss by the
United States Department
of
Veterans
Affairs.
At September 30, 2026,
the servicing portfolio balance
consisted of the
following loan types: FNMA (
62.5
%),
GNMA (
4.6
%), and private
investor (
32.9
%).
FNMA and
private investor loans
are structured
as
actual
/actual
payment
remittance
.
At September
30, 2026 and
December 31, 2025,
the Company
did
no
t have delinquent
residential mortgage loans
in GNMA pools
serviced by the
Company.
The right to repurchase
these loans and
the corresponding liability has
been recorded in other
assets and
other liabilities, respectively,
in the Consolidated
Statements
of Financial Condition.
The Company
had
no
repurchases for
the three
months ended
September 30,
2026 and
2025, and
no
repurchases and
$
0.3
million repurchases in the nine
months ended
September
30, 2026 and
2025, respectively,
of GNMA delinquent or defaulted
mortgage loans
with the intention to
modify their terms
and
include the loans
in new GNMA pools.
Activity in the
capitalized mortgage
servicing rights was
as follows:
Three Months Ended
September 30,
Nine Months Ended
September 30,
(Dollars in Thousands) 2026 2025 2026 2025
Beginning balance $
927
$
889
$
924
$
933
Additions due to
loans sold with servicing
retained
28
40
124
84
Deletions and
amortization
(47)
(44)
(140)
(132)
Ending balance $
908
$
885
$
908
$
885
The Company
did
no
t record any
permanent
impairment
losses on mortgage servicing rights for the three
or nine months
ended
September 30,
2026 or 2025.
The key unobservable
inputs used in determining the
fair value of
the Company’s
mortgage servicing rights were
as follows:
September 30, 2026 December 31, 2025
Minimum Maximum Minimum Maximum
Discount rates
9.50%
12.00%
9.50%
12.00%
Annual prepayment
speeds
8.78%
17.99%
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
11.75
% at September
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
$
13,528
$
25
million warehouse line of
credit agreement
expiring in
September 2027
.
Interest is at the
SOFR rate plus
2.50%
to
6.00%
, with a floor rate
of
3.00%
to
6.50%
.
18,166
Total Warehouse
Borrowings
$
31,694
Warehouse
line borrowings are
classified as short-term
borrowings.
At December 31, 2025,
warehouse line borrowings
totaled $
28.1
million. At September
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
million was deferred in
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
30, 2026
Interest expense $
-
$
202
Three months
ended September
30, 2025
Interest expense
(189)
303
Nine months
ended September
30, 2026
Interest expense
$
-
$
600
Nine months
ended September
30, 2025
Interest expense
(1,076)
899

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
At September
30, 2026, the
operating lease ROU assets
and liabilities were $
24.8
million and $
25.5
million,
respectively. At
December 31, 2025,
ROU assets and
liabilities were $
26.3
million and $
26.9
million, respectively. The
Company
does not have
any finance
leases.
The table below summarizes
our lease expense
and other
information
related to the
Company’s
operating leases.
Three Months Ended Nine Months Ended
September 30, September 30,
(Dollars in Thousands) 2026 2025 2026 2025
Operating lease expense $
922
$
928
$
2,746
$
2,689
Short-term lease expense
139
171
467
722
Total lease
expense
$
1,061
$
1,099
$
3,213
$
3,411
Other information:
Cash paid
for amounts
included in the measurement
of lease liabilities:
Operating cash
flows from operating
leases
$
929
$
882
$
2,775
$
2,676
Right-of-use assets
obtained
in exchange for
new operating lease liabilities
50
44
866
4,041
Weighted average
remaining lease term
— operating leases (in years)
15.4
15.7
15.4
15.7
Weighted average
discount rate
— operating leases
3.7%
3.7%
3.7%
3.7%
The table below summarizes
the maturity
of remaining lease
liabilities:
(Dollars in Thousands) September 30, 2026
2026 $
915
2027
3,478
2028
3,201
2029
2,911
2030
2,919
2031 and
thereafter
18,790
Total $
32,214
Less: Interest
(6,757)
Present Value
of Lease liability
$
25,457
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
1.9
million at September
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
and a
Supplemental
Executive Retirement
Plan (“SERP”) and a
Supplemental
Executive Retirement
Plan II (“SERP II”)
covering its
executive officers.
The defined benefit
plan was amended
in December 2019
to remove plan
eligibility
for new associates
hired after
December 31, 2019.
The SERP II was
adopted
by the Company’s
Board on
May 21, 2020
and covers
certain executive
officers that
were not covered
by the SERP.
The components
of the net periodic
benefit cost for
the Company’s
qualified benefit
pension plan
were as follows:
Three Months Ended
September 30,
Nine Months Ended September
30,
(Dollars in Thousands) 2026 2025 2026 2025
Service Cost $
833
$
861
$
2,498
$
2,581
Interest Cost
1,531
1,676
4,594
5,029
Expected Return
on Plan Assets
(2,218)
(2,265)
(6,653)
(6,794)
Net Loss Amortization
(474)
(413)
(1,421)
(1,240)
Net Periodic Benefit
Cost
$
(328)
$
(141)
$
(982)
$
(424)
Discount Rate
5.67%
5.82%
5.67%
5.82%
Long-term Rate
of Return on
Assets
6.50%
6.75%
6.50%
6.75%
The components
of the net periodic
benefit cost for
the Company’s
SERP and SERP II were as
follows:
Three Months Ended
September 30,
Nine Months Ended September
30,
(Dollars in Thousands) 2026 2025 2026 2025
Service Cost $
19
$
11
$
57
$
34
Interest Cost
150
131
450
395
Prior Service Cost Amortization
25
25
76
76
Net Loss Amortization
238
(30)
713
(88)
Net Periodic Benefit
Cost
$
432
$
137
$
1,296
$
417
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
September 30, 2026 December 31, 2025
(Dollars in Thousands) Fixed Variable Total Fixed Variable Total
Commitments
to Extend Credit
(1)
$
187,468
$
441,355
$
628,823
$
188,834
$
456,328
$
645,162
Standby
Letters of Credit
7,287
-
7,287
7,828
-
7,828
Total $
194,755
$
441,355
$
636,110
$
196,662
$
456,328
$
652,990
(1)
Commitments include
unfunded
loans, revolving
lines of credit,
and off-balance
sheet residential
loan commitments.

Commitments
to extend
credit are agreements
to lend to a
client so long
as
there is no violation of
any condition
established in the
contract.
Commitments
generally have fixed
expiration dates
or other termination
clauses and
may
require payment
of a fee.
Since
many
of the commitments
are expected
to expire without being drawn
upon, the total
commitment
amounts
do not necessarily
represent future
cash requirements.
Standby
letters of credit are conditional
commitments
issued by the Company
to guarantee
the performance
of a client to a
third
party.
The credit risk involved
in issuing letters of credit
is essentially the
same
as
that involved
in extending loan facilities. In
general, management
does not anticipate any
material losses
as
a result of participating
in these types of
transactions.
However, any
potential losses arising
from such transactions
are reserved for in the
same manner
as
management
reserves for its other credit
facilities.
For both on-
and off-balance
sheet financial
instruments, the
Company
requires collateral to support
such instruments
when it is
deemed necessary.
The Company
evaluates
each client’s creditworthiness
on a case
-by-case basis.
The amount
of collateral
obtained
upon extension
of credit is based on
management’s
credit evaluation
of the counterparty.
Collateral held varies, but
may
include deposits
held in financial
institutions; U.S. Treasury
securities; other marketable
securities; real estate;
accounts
receivable;
property, plant
and equipment;
and inventory.
The al
lowance for credit losses
for off-balance
sheet credit commitments
that are
not unconditionally
cancellable by
the bank
is
adjusted as
a provision for credit loss expense
and is recorded in other
liabilities.
The following table
shows the activity
in the
allowance.
Three Months Ended
September
30,
Nine Months Ended September
30,
(Dollars in Thousands) 2026 2025 2026 2025
Beginning Balance $
2,197
$
1,738
$
2,107
$
2,155
Provision for Credit
Losses
44
357
134
(60)
Ending Balance $
2,241
$
2,095
$
2,241
$
2,095
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
September 30, 202
6, the amount remaining
to be funded
for the bank
tech venture
capital and
solar tax credit equity
investment
fund
commitments
was $
0.2
million and $
8.9
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
sold its remaining Class B shares
.
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
at September
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
bullet or mortgage pass
-through securities, or
general obligation or revenue
-based municipal bonds.
Pricing for such
instruments is easily obtained.
At least annually,
the Company
will validate prices
supplied by the independent
pricing service by compari
ng them to prices obtained
from an independent
third-party
source.
Loans Held for Sale
.
The fair value
of residential mortgage
loans held for sale
based on
Level 2 inputs is determined,
when possible,
using either quoted
secondary
-market prices or investor
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
September 30,
2026 and
December 31, 202
5, respectively.

A summary
of fair values
for assets and
liabilities recorded at fair value
on a recurring basis consisted
of the following:
Level 1
Level 2
Level 3
Total Fair
(Dollars in Thousands) Inputs Inputs Inputs Value
September 30, 2026
ASSETS:
Securities Available
for Sale:
U.S. Government
Treasury
$
594,343
$
-
$
-
$
594,343
U.S. Government
Agency
-
160,311
-
160,311
States and
Political Subdivisions
-
32,575
-
32,575
Mortgage-Backed
Securities
-
44,329
-
44,329
Corporate
Debt Securities
-
30,539
-
30,539
Loans Held for
Sale
-
23,455
-
23,455
Forward Sales Contracts
-
397
-
397
Residential Mortgage
Loan Commitments
("IRLCs")
-
-
474
474
December 31, 2025
ASSETS:
Securities Available
for Sale:
U.S. Government
Treasury
$
333,264
$
-
$
-
$
333,264
U.S. Government
Agency
-
172,114
-
172,114
States and
Political Subdivisions
-
34,911
-
34,911
Mortgage-Backed
Securities
-
52,004
-
52,004
Corporate
Debt Securities
-
43,532
-
43,532
Equity Securities
-
-
2,069
2,069
Loans Held for
Sale
-
21,695
-
21,695
Residential Mortgage
Loan Commitments
("IRLCs")
-
-
464
464
LIABILITIES:
Forward Sales Contracts
-
84
-
84
Mortgage Banking Activities
.
The Company
had Level 3 issuances and
transfers related to
mortgage banking
activities of $
5.9
million
and $
12.1
million, respectively, for the
nine months
ended September
30, 2026, and
$
6.1
million and $
13.0
million, respectively, for
the nine months
ended September
30, 2025.
Issuances
are valued
based on
the change
in fair value of
the underlying mortgage
loan
from inception
of the IRLC
to the Consolidated
Statement
of Financial Condition
date,
adjusted
for pull-through rates
and costs
to
originate.
IRLCs transferred
out of Level 3 represent
IRLCs that
were funded and
moved to
mortgage loans
held for sale, at fair
value.
Assets Measured at
Fair Value on
a Non-Recurring
Basis
Certain assets
are measured
at fair value
on a non
-recurring basis (i.e., the assets are not measured
at fair value
on an ongoing basis
but are subject
to fair value
adjustments
in certain circumstances).
An example would
be assets exhibiting evidence
of impairment.
The following is
a description of
valuation
methodologies used
for assets measured
on a non
-recurring basis.
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
14.7
million with valuation allowance
of $
1.0
million at September
30,
2026 and
a carrying value
of $
6.4
million and a $
0.1
million valuation allowance
at December
31, 2025.

Other Real Estate Owned
.
During the first nine
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
September 30, 2026
Carrying Level 1 Level 2 Level 3
(Dollars in Thousands) Value Inputs Inputs Inputs
ASSETS:
Cash $
71,617
$
71,617
$
-
$
-
Fed Funds Sold and
Interest Bearing Deposits
340,015
340,015
-
-
Investment
Securities, Held to Maturity
315,142
-
293,832
-
Mortgage Servicing
Rights
908
-
-
1,534
Loans, Net of Allowance
for Credit Losses
2,459,355
-
-
2,321,370
LIABILITIES:
Deposits $
3,666,568
$
-
$
3,665,513
$
-
Short-Term Borrowings
38,881
-
38,881
-
Subordinated
Notes Payable
33,303
-
31,339
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
(13,575)
(448)
-
(14,023)
Balance as of
September 30, 2026
$
(23,105)
$
2,228
$
9,441
$
(11,436)
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
contains “forward
-looking statements
”
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
to identify forward
-looking statements.
All forward-looking statements,
by their nature,
are subject
to risks and uncertainties.
Our actual future
results may differ
materially
from those
set forth in our forward
-looking statements.
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
any forward
-looking
statement,
except as
required by applicable
law.
BUSINESS OVERVIEW
We are a
financial holding company
headquartered
in Tallahassee,
Florida, and we are the
parent of
our wholly owned subsidiary,
Capital City Bank
(the “Bank
”
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
and
other bank
holding companies
may define
or calculate these
non-GAAP measures or similar measures
differently.
The GAAP to non
-GAAP reconciliation for each
quarter presented
is provided below.
2026 2025
(Dollars in Thousands, except per share data) Third Second First Fourth Third
Shareowners' Equity (GAAP) $ 573,862 $ 570,095 $ 559,912 $ 552,851 $ 540,635
Less: Goodwill and Other Intangibles (GAAP) 89,095 89,095 89,095 89,095 89,095
Tangible Shareowners' Equity (non-GAAP) A 484,767 481,000 470,817 463,756 451,540
Total Assets (GAAP) 4,396,752 4,450,483 4,453,734 4,385,765 4,323,774
Less: Goodwill and Other Intangibles (GAAP) 89,095 89,095 89,095 89,095 89,095
Tangible Assets (non-GAAP) B $ 4,307,657 $ 4,361,388 $ 4,364,639 $ 4,296,670 $ 4,234,679
Tangible Common Equity Ratio (non-GAAP) A/B 11.25% 11.03% 10.79% 10.79% 10.66%
Actual Diluted Shares Outstanding (GAAP) C 17,152,603 17,135,824 17,114,954 17,154,586 17,115,336
Tangible Book Value per Diluted Share (non-GAAP)
A/C
28.26 28.07 27.51 27.03 26.38

SELECTED QUARTERLY
FINANCIAL DATA
(UNAUDITED)
2026 2025
(Dollars in Thousands, Except Per Share Data) Third Second First Fourth Third
Summary of Operations :
Interest Income $ 52,486 $ 51,838 $ 51,020 $ 51,715 $ 51,431
Interest Expense 7,476 7,640 8,203 8,355 7,874
Net Interest Income 45,010 44,198 42,817 43,360 43,557
Provision for Credit Losses (80) 919 712 1,995 1,881
Net Interest Income After
Provision for Credit Losses
45,090 43,279 42,105 41,365 41,676
Noninterest Income 19,384 20,599 19,933 20,103 22,331
Noninterest Expense 42,295 42,640 41,373 42,867 42,916
Income Before Income Taxes 22,179 21,238 20,665 18,601 21,091
Income Tax Expense 5,239 4,961 4,848 4,896 5,141
Net Income 16,940 16,277 15,817 13,705 15,950
Net Interest Income (FTE)
(1)
45,059 44,241 42,857 43,404 43,602
Per Common Share :
Net Income Basic $ 0.99 $ 0.95 $ 0.92 $ 0.80 $ 0.93
Net Income Diluted 0.99 0.95 0.92 0.80 0.93
Cash Dividends Declared 0.27 0.27 0.27 0.26 0.26
Diluted Book Value 33.46 33.27 32.71 32.23 31.59
Diluted Tangible Book Value
(2)
28.26 28.07 27.51 27.03 26.38
Market Price:
High
53.60 51.04 46.83 45.63 44.69
Low
47.63 42.79 39.26 38.27 38.00
Close
48.33 49.42 43.46 42.57 41.79
Selected Average Balances :
Investment Securities $ 1,177,883 $ 1,167,321 $ 1,119,125 $ 1,006,040 $ 993,880
Loans Held for Investment 2,495,535 2,505,875 2,538,318 2,568,073 2,606,213
Earning Assets 4,038,273 4,068,827 4,089,838 4,035,910 3,981,530
Total Assets 4,386,496 4,407,371 4,418,904 4,367,036 4,317,951
Deposits 3,647,526 3,678,776 3,691,016 3,647,510 3,612,331
Shareowners’ Equity 575,766 573,839 567,663 556,100 542,216
Common Equivalent Average Shares:
Basic
17,113 17,101 17,129 17,070 17,068
Diluted
17,152 17,126 17,146 17,140 17,114
Performance Ratios:
Return on Average Assets (annualized) 1.53% 1.48% 1.45% 1.25% 1.47%
Return on Average Equity (annualized) 11.67 11.38 11.30 9.78 11.67
Net Interest Margin (FTE) 4.42 4.35 4.24 4.26 4.34
Noninterest Income as % of Operating Revenue 30.10 31.79 31.77 31.68 33.89
Efficiency Ratio 65.63 65.76 65.89 67.50 65.09
Asset Quality:
Allowance for Credit Losses (“ACL”) $ 30,369 $ 31,007
$
30,999 $ 31,001 $ 30,202
Nonperforming Assets (“NPAs”) 9,708 13,435 12,965 10,531 10,026
ACL to Loans HFI 1.22% 1.24% 1.23% 1.22% 1.17%
NPAs to Total Assets 0.22 0.30 0.29 0.24 0.23
NPAs to Loans HFI plus OREO 0.39 0.54 0.51 0.41 0.39
ACL to Non-Performing Loans 412.92 309.72 278.19 360.69 368.54
Net Charge-Offs to Average Loans HFI 0.08 0.14 0.10 0.18 0.18
Capital Ratios:
Tier 1 Capital 21.74% 21.10% 20.37% 20.20% 19.33%
Total Capital 22.99 22.35 21.62 21.45 20.59
Common Equity Tier 1 20.43 19.80 19.08 18.56 17.73
Leverage 12.31 11.96 11.65 11.77 11.64
Tangible Common Equity
(2)
11.25 11.03 10.79 10.79 10.66
(1)
Fully Tax
Equivalent.
(2)
Non-GAAP financial measure.
See non-GAAP reconciliation on page 37.

FINANCIAL OVERVIEW
Results of Operations
Performance Summary.
Net income of
$16.9
million, or $0.99
per diluted share, for the
third quarter of
2026 compared
to $16.3
million, or $0.
95 per diluted share, for the
second quarter
of 2026, and
$16.0 million, or $0.93 per diluted share,
for the third quarter
of
2025. For the first
nine months
of 2026, net
income totaled
$49.0 million, or $2.86 per diluted
share, compared
to net income
of $47.9
million, or $2.80
per diluted share, for the
same period of
2025.
Net Interest Income. Tax
-equivalent net
interest income for
the third quarter
of 2026
totaled $45.1
million, compared to
$44.2 million
for the second
quarter of
2026, and
$43.6 million for the third quarter
of 2025. Compared
to the second
quarter of
2026, the increase
was primarily attributable
to higher income from
investment
securities and loan
interest, in addition to
lower deposit interest expense,
partially offset
by lower overnight funds
income due to
lower average balances.
The increase over the
third quarter of
2025 was also
driven by the same
aforementioned
factors. One additional
calendar
day also
contributed to
the increase over
the second quarter
of
2026.
For the first nine months
of 2026, tax
-equivalent net
interest income totaled
$132.2
million compared
to $128.4 million for the
same period of
2025,
primarily attributable
to higher investment
securities income and
lower deposit interest expense, partially
offset
by lower loan interest
income and
overnight funds
income.
Provision and Allowance for Credit Losses.
We recorded a
provision benefit for
credit losses of $0.1 million for the
third quarter of
2026, compared
to a provision expense
of $0.9 million for the second
quarter of
2026 and
$1.9 million for the third quarter
of 2025.
For the first nine
months of
2026, we recorded a
provision expense for
credit losses of $1.6 million compared
to $3.3 million for the
same period of
2025. At September
30, 2026, the
allowance for credit
losses for loans HFI totaled
$30.4 million (1.22% of
loans HFI)
compared
to $31.0 million (1.24% of
loans HFI) at
June 30, 2026
and $31.0
million at December 31, 202
5
(1.22% of loans
HFI).
We
discuss the various factors
that impacted
our provision expense
in further detail below under
the heading
Allowance for Credit Losses.
Noninterest
Income
. Noninterest income for
the third quarter
of 2026
totaled $19.4
million, a $1.2 million, or 5.9%, decrease from
the
second quarter of 2026
and a $2.9 million,
or 13.2%, decrease
from the third quarter of 2025.
The decrease from
the second quarter
of
2026 was primarily attributable
to decreases in mortgage
banking revenues
of $1.0 million, deposit fees
of $0.5 million and
other
income of $0.2
million partially offset
by a $0.5
million increase in wealth management
fees. The decrease
from the third quarter
of
2025 was driven
by decreases
in mortgage banking
revenues of $1.1
million, deposit fees of $0.7
million, other income of $0.7
million
and wealth management
fees of $0.5 million, partially offset
by an increase
in bank card
fees of $0.1
million. For the first nine months
of 2026, noninterest
income totaled
$59.9 million, a $2.3 million, or 3.8%, decrease
from the same
period of 2025,
primarily
attributable
to decreases in wealth
management
fees of $3.3
million,
partially offset
by increases in other income
of $0.7 million and
bank card
fees of $0.3
million.
Noninterest Expense.
Noninterest expense
for the third quarter
of 2026
totaled $42.3
million, a $0.3 million, or 0.8%, decrease from
the second quarter of
2026 and a
$0.6 million, or 1.4%, decrease from
the third quarter
of 2025. The
decrease from
the second
quarter
of 2026
was primarily attributable
to decreases in compensation
expense of
$0.2 million and other
expense of
$0.1 million. The
decrease from the third
quarter of 2025 reflected
decreases in compensation
expense of
$0.4 million and other
expense of
$0.4 million
offset by
a $0.3
million increase in occupancy
expense. For the first nine months
of 2026, noninterest
expense totaled
$126.3 million,
a $2.2 million, or
1.7%, increase over the
same period of 2025
and reflected
increases in other expense
of $3.0 million and
occupancy
expense of
$0.8 million partially offset
by a decrease
in compensation
expense of
$1.6 million. The increase in other
expense was
primarily due to
a $3.9 million increase in
ORE expense,
reflecting lower gains on
property sales compared
to the prior year period,
which included a
significant gain from
the sale of our
operations center
building in the first quarter
of 2025.
Financial Condition
Earning Assets.
Average
earning assets totaled
$4.038 billion for the third quarter
of 2026, a
decrease of
$30.6 million, or 0.8%, from
the second quarter
of 2026, and
an increase of
$2.4 million, or 0.1% over the fourth
quarter of
2025. Compared
to the second
quarter
of 2026, the
change in earning asset
mix reflected a
$27.2 million decrease
in overnight funds
,
a $
10.3 million decrease in loans
held
for investment
,
and a
$3.5 million decrease in loans
held for sale (“HFS”),
partially offset
by a $10.5
million increase in investment
securities. Compared
to the fourth
quarter of
2025, the change
reflected a $171.8
million increase in investment
securities and a $2.7
million increase in
loans HFS, partially offset
by a $99.7
million decrease in overnight funds
and a
$72.5 million decrease
in loans
held for investment.
Loans.
Average
loans HFI decreased
by $10.3 million, or 0.4%, from
the second quarter
of 2026, and
decreased by
$72.5 million, or
2.8%, from the
fourth quarter
of 2025. Loans
HFI at September
30, 2026, decreased
by $10.1 million, or 0.4%, from
June 30, 2026,
and decreased
by $56.4 million, or 2.2%, from
December 31, 2025.

Credit Quality
. Nonperforming assets
(nonaccrual loans
and other real estate) totaled
$9.7 million at September
30, 2026 compared
to
$13.4 million at June
30, 2026
and $10.5 million
at December 31, 2025.
At September 30, 2026,
nonperforming assets
as a percentage
of total assets
was 0.22%, compared
to 0.30% at
June 30, 2026
and 0.24%
at December
31, 2025. Nonaccrual
loans totaled
$7.4
million at September
30, 2026, a
$2.7 million decrease from
June 30, 2026
and a
$1.2 million decrease from
December 31, 2025.
Other real estate
totaled $2.4
million at September
30, 2026,
a $1.1
million decrease from
June 30, 2026,
and a
$0.4 million increase
over December 31, 2025.
Further, classified loans
totaled $20.8
million at September
30, 2026, a
$9.0 million decrease from
June 30,
2026, and
a $6.5 million increase over
December 31, 2025.
Deposits
. Average total
deposits were $3.648 billion for the
third quarter of
2026, a decrease
of $31.2 million, or 0.9%, from
the
second quarter
of 2026, and
comparable
to the fourth
quarter of
2025. At September
30, 2026, total
deposits were $3.667
billion, a
decrease of
$54.4 million, or 1.5%, from
June 30, 2026, and
an increase
of $4.3 million, or 0.1%, over December
31, 2025. Total
public funds
balances
were $503.2 million at September
30, 2026, $561.5
million at June 30, 202
6, and $654.7
million at December
31, 2025.
Capital
. At September 30, 2026,
we were “well-capitalized”
with a total
risk-based capital
ratio of 22.99%
and a
tangible common
equity ratio (a non-GAAP
financial measure) of
11.25% compared
to 22.35%
and 11.03%,
respectively,
at
June 30, 2026,
and 21.45
%
and 10.79
%, respectively,
at
December 31, 2025.
At September 30, 2026,
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
Three Months Ended Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands,
except per share
data)
2026 2026 2025 2026 2025
Interest Income $ 52,486 $ 51,838 $ 51,431 $ 155,344 $ 152,672
Taxable
Equivalent Adjustments
49 43 45 132 133
Total Interest
Income
(FTE)
52,535 51,881 51,476 155,476 152,805
Interest Expense 7,476 7,640 7,874 23,319 24,384
Net Interest Income
(FTE)
45,059 44,241 43,602 132,157 128,421
Provision for Credit Losses (80) 919 1,881 1,551 3,269
Taxable
Equivalent Adjustments
49 43 45 132 133
Net Interest Income
After Provision for Credit Losses
45,090 43,279 41,676 130,474 125,019
Noninterest Income 19,384 20,599 22,331 59,916 62,252
Noninterest Expense 42,295 42,640 42,916 126,308 124,155
Income
Before Income
Taxes
22,179 21,238 21,091 64,082 63,116
Income
Tax Expense
5,239 4,961 5,141 15,048 15,264
Net Income
Attributable to Common
Shareowners
$ 16,940 $ 16,277 $ 15,950 $ 49,034 $ 47,852
Basic Net Income
Per Share
$ 0.99 $ 0.95 $ 0.93 $ 2.87 $ 2.81
Diluted Net Income Per Share $ 0.99 $ 0.95 $ 0.93 $ 2.86 $ 2.80

Net Interest Income
Net interest income
represents our single
largest source of earnings
and is equal to interest
income and fees
generated by
earning assets
less interest expense
paid on interest bearing
liabilities.
This information
is provided on a “taxable
equivalent”
basis to reflect the
tax-
exempt status
of income earned
on certain loans
and state
and local government
debt obligations.
We provide an
analysis of
our net
interest income
including average
yields and rates
in Table I, “Average
Balances
& Interest Rates,”
on page 51.
Tax
-equivalent net interest income
for the third quarter of
2026 totaled $45.1
million, compared to
$44.2 million for the second
quarter
of 2026, and
$43.6 million for the third quarter
of 2025. Compared
to the second
quarter of
2026, the increase
was primarily
attributable
to higher income from
investment
securities and loan
interest income, in addition
to lower deposit interest expense,
partially offset
by lower overnight funds
income due to
lower average balances.
The increase in investment
securities income reflected
new investment
purchases at
higher rates and
higher balances as
we deploy additional
liquidity into the investment
security portfolio.
The decrease in deposit
interest expense was
primarily driven by lower
average balances
on seasonal
public funds accounts
and
lower
rates on time deposits.
One additional calendar
day also
contributed to
the increase over
the second quarter
of 2026. The
increase over
the third quarter
of 2025
was also driven by the
same aforementioned
factors.
For the first nine
months of
2026, tax
-equivalent net
interest income totaled
$132.2 million compared
to $128.4 million for the
same
period of 2025.
The increase was primarily attributable
to higher investment
securities income and
lower deposit interest expense,
partially offset
by lower loan interest income
and overnight
funds income.
New investment purchases
at higher yields and higher
balances
drove the increase
in investment securities income.
The decrease in deposit
interest expense was
primarily attributable
to
lower rates across
several product
lines. Lower average loan
balances
contributed to
the decrease
in loan interest income,
while the
decrease in overnight funds
income reflected
the deployment
of more liquidity into the
investment
portfolio as well as a lower average
overnight funds
rate.
Our net interest margin
for the third quarter
of 2026
was 4.42%, an
increase of seven
basis points over the
second quarter
of 2026
and
an increase of
eight basis points over the
third quarter of
2025. For the first nine months
of 2026, our
net interest margin
increased by
six basis points to
4.34% compared
to the same
period of 2025.
The increase in net interest
margin over all prior periods was
largely
attributable
to higher investment
security yield driven by new purchases
at higher rates and
lower deposit costs. For the
third quarter of
2026, our cost
of funds
was 73 basis points,
a decrease
of two basis points
from the second
quarter of
2026 and
five basis points
from
the third quarter
of 2025. Our cost
of deposits (including noninterest
bearing accounts)
was 74 basis points,
76 basis points,
and 80
basis points, respectively,
for the same
periods.
Provision for
Credit Losses
We recorded
a provision benefit for
credit losses of $0.1
million for the third
quarter of 2026, compared
to a provision expense
of $0.9
million for the second
quarter of
2026 and
$1.9 million for the third quarter
of 2025. For the
first nine months of
2026, we recorded
a
provision expense
for credit losses of $1.
6
million compared
to $3.3 million for the same
period of 2025.
For the first nine months
of
2026, the provision
reflected a $1.4
million expense for loans
HFI and
a $0.1
million expense for unfunded
loan commitments
compared
to a $3.4
million expense for loans
HFI and
a
$0.1 million benefit for unfunded
loan commitments
for the same
period
of
2025. We discuss
the various factors
that impacted
our provision expense
in further detail below under
the heading Allowance
for
Credit Losses.
Noninterest Income
Noninterest income
for the third quarter
of 2026
totaled $19.4
million, a $1.2 million, or 5.9%, decrease from
the second quarter
of
2026 and
a $2.9 million, or 13.2%, decrease
from the third quarter
of 2025. The
decrease from
the second quarter
of 2026
was
attributable
to decreases in mortgage
banking revenues
of $1.0 million, deposit fees
of $0.5 million and
other income of
$0.2 million
partially offset
by a $0.5
million increase in wealth management
fees. The decrease
in mortgage banking
revenues was primarily
due
to lower production
volume and
the decrease
in deposit fees reflected
lower overdraft fees
attributable
to processing changes
that
better align with industry
practices. The increase
in wealth management
fees was primarily due
to higher retail brokerage fee
s.
The decrease from
the third quarter
of 2025
was driven by decreases
in mortgage banking
revenues of $1.1
million, deposit fees of
$0.7 million, other
income of $0.7
million and wealth management
fees of $0.5
million, partially offset
by an increase
in bank
card
fees of $0.1
million. The decrease in mortgage
banking revenues
was due to lower production
volume and
gain on sale margin. The
decrease in deposit
fees reflected lower overdraft
fees. The decrease
in other income reflected
a $0.7 million gain from
the sale of
our
insurance subsidiary
in the third quarter of
2025 – the
advisors at
this subsidiary also serviced retail brokerage
clients which drove the
decline in wealth
management
fees.

For the first nine
months of
2026, noninterest
income totaled
$59.9 million, a $2.3 million, or 3.8%, decrease
from the same
period of
2025, attributable
to decreases in wealth
management
fees of $3.3
million partially offset
by increases in other income
of $0.7
million
and bank card
fees of $0.3 million. The decrease
in wealth management
fees was attributable
to decreases in retail brokerage
fees (due
to lower assets under
management)
and lower insurance
commissions (attributable
to the aforementioned
sale of our insurance
subsidiary). The increase
in other income
was primarily attributable
to increases in other fees/commissions
of $0.3 million and
bank
owned life insurance
income of $0.2
million. The increase in bank
card fees reflected
higher card volume.
Noninterest income
represented 30.1%
of operating revenues
(net interest income plus
noninterest income)
for the third quarter
of
2026 compared
to 31.8% for the
second quarter
of 2026
and 33.9%
for the third quarter
of 2025. For the
first nine months
of 2026,
noninterest income
represented 31.2%
of operating revenues
compared
to 32.7%
for the same
period of 2025.
The table below reflects
the major
components
of noninterest
income.
Three Months
Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2026 2026 2025 2026 2025
Deposit Fees $ 5,168 $ 5,656 $ 5,877 $ 16,422 $ 16,258
Bank Card
Fees
3,830 3,858 3,733 11,318 11,021
Wealth Management
Fees
4,640 4,185 5,173 12,876 16,142
Mortgage Banking
Revenues
3,673 4,660 4,794 12,585 12,804
Other 2,073 2,240 2,754 6,715 6,027
Total Noninterest
Income
$ 19,384 $ 20,599 $ 22,331 $ 59,916 $ 62,252
Significant components
of noninterest
income are discussed
in more detail below.
Deposit Fees
. Deposit fees for
the third quarter
of 2026
totaled $5.
2
million, a decrease of
$0.5 million, or 8.6%, from the second
quarter of
2026, and
a decrease
of $0.7 million,
or 12.1%, from the
third quarter of
2025. For the first nine months
of 2026, deposit
fees totaled $16.4
million, a $0.2 million,
or 1.0%, increase over
the same period of 202
5. Compared to the second
quarter of 2026 and
third quarter
of 2025, the
decreases reflected
lower overdraft fees
attributable
to processing changes
that better
align with industry
practices. Compared
to the first nine months
of 2025, the
increase was primarily due
to higher service charge fees and
commercial
account
analysis fees.
Bank Card Fees
. Bank card fees for the third
quarter of 202
6
totaled $3.8
million,
a
decrease of
$0.1 million,
or 0.7%, from the
second
quarter of
2026, and
an increase of
$0.1 million, or 2.6%, over the third quarter
of 2025. For the first nine
months of
2026, bank
card
fees totaled
$11.3 million, a $0.
3
million, or 2.7% increase
over the same
period of 2025. The
increase over the
first nine months of
2025 reflected
higher card volume.
Wealth
Management
Fees
. Wealth management
fees include trust fees
through Capital
City Trust (i.e., managed
accounts
and
trusts/estates),
and retail brokerage
fees through Capital
City Investments
(i.e., investment, insurance
products, and
retirement
accounts)
.
Wealth management
fees for the third
quarter of
2026
totaled $4.6
million, an increase of $0.
5
million, or 10.9%, over the
second quarter of 202
6
and a $0.5 million,
or 10.3%, decrease from
the third quarter of 2025.
For the first nine months
of 2026, wealth
management
fees totaled $12.9 million, a
decrease of $3.3 million,
or 20.2%, from the
same period of 2025. The
increase compared
to
the second quarter
of 2026
was driven by higher retail brokerage
fees. The decrease
compared
to the prior year periods
was primarily
attributable
to a decrease
in retail brokerage assets
under management.
Further, to a lesser extent,
lower insurance commissions
contributed to
the decrease
s
and reflected
the sale of our
insurance subsidiary
in the third quarter of
2025. At September
30, 2026,
total assets
under management
were approximately
$2.892 billion compared
to $2.839
billion at June 30, 2026
and $3.
244 billion at
September 30,
2025. The increase
over June 30, 2026
reflected higher account
valuations
.
Compared
to September
30, 2025, the
decline was due
to lower retail brokerage
assets partially
attributable
to the sale of
our insurance subsidiary
in the third quarter
of
2025.
Mortgage Banking Revenues.
Mortgage banking revenues
totaled $3.7 million
for the third quarter
of 2026, a
decrease
of $1.0 million,
or 21.2%, from
the second quarter
of 2026
and a
decrease
of
$1.1 million, or 23.4%, from the
third quarter of
2025. For the first nine
months of 2026,
mortgage banking
revenues totaled
$12.6 million,
a decrease
of $0.2 million, or 1.7%, from the
same period of
2025.
Compared
to the second
quarter of
2026, the decrease
was attributable
to lower production volume.
The decrease compared
to the
prior year periods was
due to lower production
volume and
gain on sale margin.
We provide a
detailed overview of
our mortgage
banking operation,
including a detailed break
-down of mortgage
banking revenues,
mortgage servicing activity,
and warehouse
funding within Note
4 – Mortgage Banking
Activities in the Notes to
Consolidated
Financial Statements.

Other
. Other income totaled
$2.1 million for the third quarter
of 2026, a
decrease
of
$0.2 million, or 7.5%, from the second
quarter of
2026, and a decrease
of $0.7 million, or 24.7%, from
the third quarter of
2025. For the first nine months
of 2026, other
income totaled
$6.7 million,
an increase of $0.7
million, or 11.4
%, over the same period
of 2025. Compared
to the third quarter
of 2025,
the decrease
was due to the
aforementioned
$0.7 million gain from the
sale of our insurance
subsidiary in the third quarter
of 2025.
The increase
over the first nine
months of
2025 was primarily
attributable
to increases in other fees/commissions
of $0.3 million and
bank owned
life insurance income
of $0.2 million.
Noninterest Expense
Noninterest expense
for the third quarter
of 2026
totaled $42.3
million, a $0.3 million, or 0.8%, decrease from
the second quarter
of
2026 and a $0.6
million, or 1.4%, decrease
from the third quarter of
2025. The decrease
from the second quarter
of 2026 was primarily
attributable
to decreases in compensation
expense of
$0.2 million (commission expense)
and other
expense of
$0.1 million. A $0.5
million decrease
in other real estate
expense that
was partially offset
by a $0.3
million increase in telephone expense
drove the
variance
in other expense. The
decrease from
the third quarter
of 2025
was also driven by the
same aforementioned
factors.
For the first nine
months of 2026, noninterest
expense totaled
$126.3 million, a $2.2
million, or 1.7%, increase over
the same
period of
2025 and
reflected increases in other
expense of
$3.0 million and occupancy
expense of
$0.8 million partially offset
by a $1.6
million
decrease in compensation
expense. The increase
in other expense
was primarily due to a
$3.9 million increase in ORE expense,
reflecting lower gains
on property sales
compared
to the prior year period, which included
a significant gain from
the sale of
our
operations center
building in the first quarter
of 2025. Lower charitable
contribution expense
of $0.6 million and
professional
fee
expense of
$0.6 million partially offset
the increase. The increase
in occupancy
expense reflected
higher expense for FF&E
maintenance
agreements and
software licenses. The decrease
in compensation
expense reflected
lower salary expense
of $1.1 million
and associate
benefit expense
of $0.5 million. Lower commission expense
drove the decline in salary
expense and
the decrease
in
associate
benefit expense
was primarily attributable
to lower stock based
compensation.
The table below reflects
the major
components
of noninterest
expense.
Three Months
Ended
Nine Months Ended
September 30, June 30, September 30, September 30, September 30,
(Dollars in Thousands) 2026 2026 2025 2026 2025
Salaries $ 21,502
$
21,668
$
21,740
$
64,542
$
65,636
Associate Benefits 4,118 4,168 4,316 12,617 13,158
Total Compensation
25,620 25,836 26,056 77,159 78,794
Premises 3,132 3,096 3,176 9,407 9,620
Equipment 4,162 4,223 3,861 12,289 11,281
Total Occupancy 7,294 7,319 7,037 21,696 20,901
Legal Fees 492 537 491 1,529 1,474
Professional Fees 1,460 1,400 1,621 4,165 4,761
Processing Services 2,513 2,440 2,475 7,386 7,434
Advertising 787 854 711 2,511 2,350
Telephone 1,148 845 762 2,813 2,195
Insurance
– Other
735 738 750 2,205 2,239
Other Real Estate
Owned, net
(352) 117 18 (556) (4,431)
Pension - Other (747) (744) (871) (2,236) (2,616)
Miscellaneous 3,345 3,298 3,866 9,636 11,054
Total Other
9,381 9,485 9,823 27,453 24,460
Total Noninterest
Expense
$ 42,295
$
42,640
$
42,916
$
126,308
$
124,155
Significant components
of noninterest
expense are
discussed in more detail below.
Compensation.
Compensation
expense totaled
$25.6
million for the third quarter
of 2026, a
decrease of
$0.2 million, or 0.8%, from
the second quarter of
2026 and a decrease
of $0.4
million, or 1.7%, from the third quarter
of 2025. Compared
to the second
quarter of
2026, the decrease
reflected a $0.2
million decrease in salary expense
(primarily commission expense
). Compared
to the third quarter
of 2025, the
decrease reflected
lower salary
expense of
$0.2 million (primarily commission expense)
and lower associate
benefits of
$0.2 million (primarily
lower health
insurance costs).

For the first nine
months of 2026, compensation
expense totaled
$77.2 million compared
to $78.8 million for the
same period of
2025
with the $1.6 million
decrease reflective
of lower salary
expense of
$1.1 million and associate
benefit expense
of $0.5 million. Lower
commission expense
drove the decline in salary
expense and
the decrease
in associate benefit
expense was primarily
attributable
to
lower health
care insurance
costs.
Occupancy
. Occupancy
expense totaled
$7.3 million for the third quarter
of 2026, comparable
to the second
quarter of
2026 and
a
$0.3 million, or 3.7%,
increase over the
third quarter of
2025. For the first nine months
of 2026, occupancy
expense totaled
$21.7
million,
a $0.8 million,
or 3.8%, increase
over the same
period of 2025. The
increase compared
to all prior periods was primarily
attributable
to higher FF&E maintenance
agreements and
software license expense.
Other
. Other expense totaled
$9.4 million for the third quarter
of 2026, a
$0.1 million, or 1.1% decrease
from the second
quarter of
2026 and
a $0.4 million, or 4.5%, decrease
from the third
quarter of
2025. For the first nine months
of 2026, other
expense totaled
$27.5 million,
a $3.0 million, or 12.2%,
increase over the
same period of
2025. Compared
to the second
quarter of
2026
and the
third
quarter of
2025,
the decrease
was primarily attributable
to
a
decrease in other
real estate expense
(ORE) that was partially
offset by
higher telephone
expense. The increase
over the first nine months
of 2025
was primarily due to a
$3.9 million increase in ORE
expense, which reflected
a lower level of gains
from the sale of properties,
namely a large gain
realized from the
sale of our operations
center building in the
first quarter
of 2025. Lower expense
for charitable
contributions of
$0.6 million and professional
fees of $0.6
million were partially
offsetting.
Our operating efficiency
ratio (expressed as
noninterest expense
as a percentage
of the sum
of taxable
-equivalent net
interest income
plus noninterest income)
was 65.63% for
the third quarter of 2026 compared
to 65.76% for the second quarter
of 2026
and 65.09
%
for
the third quarter of
2025. For the first nine months
of 2026, this ratio
was 65.76% compared
to 65.11%
for the same
period of 2025.
Income Taxes
We realized income
tax expense
of $5.2 million (effective
rate of 23.6%)
for the third quarter
of 2026, compared
to $5.0 million
(effective rate of 23.4%)
for the second quarter
of 2026 and $5.1 million
(effective rate of 24.4%)
for the third quarter
of 2025.
For the
first nine months
of 2026, we realized income
tax expense
of $15.0 million (effective
rate of 23.5%)
compared
to $15.3 million
(effective rate
of 24.2%) for the
same period of
2025. Tax
benefits accrued
from a solar
tax credit investment
in 2026 drove
the
decrease in our effective
tax rate
compared
to the prior year periods. Absent
discrete items or new tax
credit investments, we
expect
our annual
effective tax
rate to approximate
23-24% for 2026.
FINANCIAL CONDITION
Average
earning assets totaled
$4.038 billion for the third quarter
of 2026, a
decrease of
$30.6 million, or 0.8%,
from the second
quarter of 2026, and
an increase of $2.4 million,
or 0.1% over the fourth
quarter of 2025. Compared
to the second quarter
of 2026,
the
change in earning asset
mix reflected a
$27.2 million decrease
in overnight funds, a
$10.3 million decrease
in loans held for
investment, and
a $3.5 million decrease
in loans held for sale (“HFS”), partially
offset by
a $10.5
million increase in investment
securities. Compared
to the fourth
quarter of
2025, the change
reflected a $171.8
million increase in investment
securities and a
$2.7
million increase in
loans HFS, partially offset
by a $99.7
million decrease in overnight funds
and a
$72.5 million decrease
in loans
held for investment.
Investment Securities
Average
investments
totaled $1.178
billion for the third quarter of
2026, a $10.6
million, or 0.9%,
increase over the
second quarter
of
2026 and a
$171.8 million,
or 17.1%, increase over
the fourth quarter of
2025. Average
investments
represented 29.2%
of our average
earning assets for
the third quarter
of 2026
compared
to 28.7%
for the second
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
(“HTM”). At September 30,
2026, $862.1
million, or 73.0%, of the investment
portfolio was classified as
AFS
and $315.1
million, or 26.7%, was classified as
HTM.
The average
maturity
of our total
investment
portfolio
at
September 30,
2026
was 2.98 years
compared
to 2.95 years
at
June 30, 2026
and 2.57
years
at
December 31, 2025.
The duration
of our total
investment
portfolio at
September 30,
2026 was 2.63
years compared
to 2.60 years
at
June 30, 2026
and 2.12
years
at
December 31, 2025.
Additional information
on unrealized gains/
losses in the AFS and HTM
investment
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
At September
30, 2026, there
were 848 positions (combined
AFS and HTM) with unrealized
pre-tax losses totaling $52.3
million. 91
of these positions
are U.S. Treasury
bonds and carry
the full faith and
credit of the U.S. Government.
688 are U.S. government
agency
securities issued by
U.S. government
sponsored entities. We
believe the long history
of no credit losses on
government securities
indicates that
the expectation
of nonpayment
of the amortized
cost basis is effectively
zero. At September
30, 2026, all collateralized
mortgage obligation
securities, mortgage
-backed
securities, Small Business Administration
securities, U.S. Agency,
and U.S. Treasury
bonds held were rated
AA+ or higher. The remaining
69 positions (municipal
securities and
corporate
bonds) have
a credit
component.
At September 30, 2026,
municipal securities and
corporate
debt securities had
an
immaterial allowance
for credit losses.
None of these securities
were past due
or in nonaccrual
status
at
September 30,
2026.
Loans HFI
Average
loans HFI decreased
by $10.3 million, or 0.4%,
from the second
quarter of
2026, and
decreased by
$72.5 million, or 2.8%,
from the fourth
quarter of
2025. Compared
to the second
quarter of
2026, the decline was
primarily attributable
to decreases
in
commercial real estate
loans of $8.4
million, residential real estate loans
of $4.5 million, and
construction loans
of $3.7 million,
partially offset
by increases in consumer
loans (primarily indirect auto)
of $2.2 million, home
equity loans of
$2.0 million, and
commercial loans
of $1.5 million. Compared
to the fourth
quarter of
2025, the decline was
primarily attributable
to decreases
in
residential real estate
loans of $35.2
million, commercial real estate
loans of $33.0
million, construction loans
of $7.8 million,
commercial loans
of $5.1 million, and
consumer loans
(primarily indirect auto) of
$0.7 million, partially offset
by increases in home
equity loans of
$7.9 million.
Loans HFI
at September
30, 2026, decreased
$10.1 million, or 0.4%,
from June 30,
2026, and
decreased $56.4
million, or 2.2%,
from
December 31, 2025. Compared
to June 30, 2026, the
decline was primarily attributable
to decreases in commercial
real estate loans
of
$14.3 million, commercial
loans of $4.4
million, and other loans
of $2.3 million, partially offset
by increases in residential
real estate
loans of $5.9
million, consumer loans
(primarily indirect auto)
of $3.2 million, home
equity loans of
$1.7 million, and construction
loans of $0.2
million. Compared
to December 31, 2025,
the decline was primarily attributable
to decreases in commercial
real estate
loans of $32.4
million, residential real estate
loans of $16.9
million, commercial loans of
$12.2 million, and other
loans of
$4.4
million, partially offset
by increases in home
equity loans of
$5.2 million, construction loans
of $2.4 million, and
consumer
loans
(primarily indirect auto)
of $1.7 million.
Without compromising
our credit standards
,
changing our underwriting standards,
or taking on inordinate
interest rate risk,
we
continue to closely monitor
our markets
and make
minor adjustments
as necessary.
Credit Quality
Nonperforming assets
(nonaccrual
loans and
other real estate)
totaled $9.7
million at September
30, 2026, compared
to $13.4 million
at June 30, 2026 and
$10.5 million at December
31, 2025. At September
30, 2026, nonperforming
assets as a percentage
of total assets
was 0.22%, compared
to 0.30% at
June 30, 2026
and 0.24%
at December
31, 2025. Nonaccrual
loans totaled
$7.4 million at
September 30, 2026,
a $2.7 million decrease
from June 30,
2026 and
a $1.2 million decrease
from December
31, 2025. Other real
estate totaled
$2.4 million at September
30, 2026, a
$1.1 million decrease from
June 30, 2026
and a
$0.4 million increase over
December 31, 2025.
Further, classified loans
totaled $20.8
million at September
30, 2026, a
$9.0 million decrease from
June 30, 2026
and a
$6.5 million increase over December
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
be charged-
off.
Expected credit loss inherent
in non-cancellable
off-balance
sheet credit
exposures is provided
through the credit loss
provision but
recorded
as
a separate
liability included in other liabilities.

Management
estimates the allowance balance
using relevant available
information,
from internal and
external sources
relating to past
events, current conditions,
and reasonable
and supportable
forecasts. Historical
loan default
and loss experience
provides the basis
for
the estimation
of expected
credit losses. Adjustments
to historical loss information
incorporate management’s
view of current
conditions and
forecasts.
At September 30, 2026,
the allowance for credit
losses for loans
HFI totaled $30.4
million compared
to $31.0 million
at June 30, 2026
and $31.0
million
at
December 31, 2025.
Activity within the allowance
is provided in Note 3 – Loans
Held for Investment
and
Allowance for Credit
Losses in the Notes to
Consolidated
Financial Statements.
Compared
to June 30, 2026,
the decline in the
allowance reflected
improved credit quality
metrics and a
lower level of net loan charge-
offs
of 8 basis points
of average
loans for the
third quarter
of 2026
versus 14 basis points
for the second
quarter of
2026 and
18 basis points for
the third quarter
of 2025. Net loan
charge- offs
for the nine months
ended September
30, 2026 were 11
basis points compared
to 12 basis points
for the same
period of
2025. Compared
to December 31, 2025,
the decline in the allowance
was primarily attributable
to a decline in loan
balances.
At
September 30, 2026,
the allowance represented
1.22% of loans HFI compared
to 1.24%
at
June 30, 2026,
and 1.22%
at December 31,
2025.
At September
30, 2026, the
allowance for
credit losses for unfunded
commitments
totaled $2.2
million compared to
$2.2 million and
$2.1 million at
June 30, 2026
and December
31, 2025, respectively.
The slight change in the allowance
for unfunded
commitments
from December 31, 2025
reflected a variance
in the level of unfunded
loan commitments.
The allowance
for unfunded
commitments
is recorded in other
liabilities.
Deposits
Average
total deposits
were $3.648 billion for the
third quarter of
2026, a decrease
of $31.2 million, or 0.9%, from
the second quarter
of 2026, and
comparable
to the fourth
quarter of
2025. Compared
to the second
quarter of
2026, the decrease
was primarily due to
lower public funds
balances
of $63.8 million (primarily NOW accounts)
due to the seasonal
reduction in those balances,
partially
offset by
higher core deposit balances
of $32.6 million (primarily MMA
and noninterest
bearing checking).
At September
30, 2026, total
deposits were $3.667 billion, a decrease
of $54.4 million, or 1.5%,
from June 30,
2026, and
an increase
of $4.3 million, or
0.1%,
over December 31, 2025.
The decrease from
June 30, 2026,
was driven by lower public funds
balances
of
$58.3 million (primarily
NOW accounts),
partially offset
by an increase
in core deposit balances
of $3.9 million (primarily NOW
accounts).
The increase over December
31, 2025, was primarily
due to core deposit
growth of $155.8
million, partially offset
by lower
public funds
balances
of $151.5
million. Total public funds
balances
were $503.2 million at September
30, 2026, $561.5
million at
June 30, 2026,
and $654.7
million at December 31, 2025,
respectively.
Business deposit
transaction
accounts
classified as repurchase
agreements averaged
$14.2 million for the
third quarter of
2026, an
increase of $3.2 million
over the second quarter
of 2026
and a decrease
of $6.5 million from
the fourth
quarter of
2025. At September
30, 2026, repurchase
agreement balances
were $7.2 million compared
to $7.4 million at June
30, 2026
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
inherent in the interest rate
modeling methodology
used by
us.
When interest rates change,
actual
movements
in different categories
of interest-earning assets
and interest-bearing
liabilities, loan
prepayments,
and withdrawals
of time and
other deposits, may
deviate significantly
from assumptions
used in the model.
Finally, the
methodology
does not measure
or reflect the impact
that higher rates
may have
on adjustable
-rate loan clients’ ability to
service their
debts, or the impact
of rate changes
on demand
for loan and
deposit products.
The statement
of financial
condition is subject to
testing for both parallel
and upward
and downward
shifts in interest rates
(assuming
no balance
sheet growth) to indicate
the inherent interest rate
risk. We prepare a base
case (assumes
a static rate
environment)
and
several alternative
interest rate simulations
for various ranges of
upward and downward
interest rate changes.
This analysis is prepared
quarterly and
reported to ALCO, our Market
Risk Oversight Committee
(“MROC”), our Risk Oversight
Committee
(“ROC”) and
the
Board of
Directors. We will periodically
augment our interest
rate simulations
with alternative interest
rate scenarios that
may include
various non-parallel
shifts in interest rates, including
a flattening
or steepening of the
yield curve.
Our goal is to structure
the statement
of financial
condition so that
net interest earnings at
risk over 12-month and
24-month
periods
and the
economic value
of equity at
risk do not exceed
policy guidelines at the various
interest rate shock
levels. We attempt
to
achieve this goal by
balancing, within policy
limits, the volume
of floating
-rate liabilities with a similar volume
of floating
-rate assets,
by keeping the average
maturity
of fixed-rate asset
and liability contracts
reasonably
matched,
by managing
the mix of our
core
deposits, and
by adjusting
our rates to market
conditions on a
continuing basis.
Analysis.
Measures of
net interest income
at risk produced
by simulation analysis
are indicators of
an institution’s
short-term
performance
in alternative rate
environments.
These measures
are typically based
upon a
relatively brief period, and
do not
necessarily indicate
the long-term prospects
or economic value
of the institution.
The following table presents our
net interest income
simulation results
for gradual 12-month
and 24-month “ramp”
scenarios applied to the base
scenario. The “ramp”
scenario is a parallel
shift applied gradually
over a 12-month
period for the projected
12-month
and 24-month
period on a pro
rata basis.
ESTIMATED
CHANGES IN
NET INTEREST INCOME
As of September 30, 2026
% Change in NII
Change in Interest
Rates
12 Months 24 Months
+200 bp Ramp 3.9% 17.5%
+100 bp Ramp 2.0% 11.1%
-100 bp Ramp -2.0% -1.9%
-200 bp Ramp -4.0% -8.9%
As of June 30, 2026
% Change in NII
Change in Interest
Rates
12 Months 24 Months
+200 bp Ramp 4.8% 18.0%
+100 bp Ramp 2.4% 11.0%
-100 bp Ramp -2.3% -3.6%
-200 bp Ramp -4.8% -11.5%
The Net Interest Income
(“NII”) at Risk position
of an instantaneous
,
parallel rate shock
indicates that
in the short-term (over the
next
12 months),
all rising rate environments
will positively impact
the net interest margin
of the Company,
while declining rate
environment
s
will have a
negative impact
on the net interest
margin.
Compared
to the second
quarter of
2026, these metrics became
more favorable
in the declining rate scenarios
due to the deployment
of variable
rate overnight funds
into the investment
securities
portfolio.
The measures
of equity value
at risk indicate our ongoing
economic value
by considering the effects
of changes
in interest rates on
all
of our cash
flows by discounting the cash
flows to estimate
the present value
of assets and
liabilities. The difference between
these
discounted values
of the assets
and liabilities is the economic value
of equity,
which in theory approximates
the fair value
of our net
assets.

ESTIMATED
CHANGES IN
ECONOMIC VALUE
OF EQUITY
% Change in EVE EVE Ratio
Changes in Interest
Rates
September 30, 2026 June 30, 2026 September 30, 2026 June 30, 2026
+200 bp Shock 4.6% 10.6% 29.9% 27.2%
+100 bp Shock 3.2% 7.0% 29.0% 25.9%
-100 bp Shock -6.1% -9.0% 25.5% 21.4%
-200 bp Shock -14.9% -20.7% 22.7% 18.3%
At September
30, 2026, the economic
value of equity
was favorable
in all rising rate environments and
unfavorable
in the falling rate
environment
s.
EVE was within prescribed
tolerance levels as
the EVE ratio (EVE/EVA)
in all rate scenarios
is greater than
5.0%.
Factors that
can impact
EVE values include the absolute
level of rates, the overall
structure of the
balance
sheet (including liquidity
levels), pre-payment
speeds, loan floors, and
the change
of model assumptions.
As the interest rate
environment
and the
dynamics
of the economy
continue to change,
additional
simulations will be analyzed
to
address not
only the changing rate
environment,
but also the
change in mix of
our financial
assets and
liabilities measured over
multiple years, to
help assess the risk to
the Company.
LIQUIDITY AND CAPITAL
RESOURCES
Liquidity
In general terms, liquidity
is a measurement
of our ability to meet
our cash needs.
Our objective in managing
our liquidity is to
maintain
our ability to meet
loan commitments,
purchase securities or repay
deposits and
other liabilities in accordance
with their
terms, without an adverse
impact on
our current or future
earnings.
Our liquidity strategy
is guided by policies that
are formulated
and
monitored by
our ALCO and
senior management,
which take into account
the marketability
of assets, the
sources and
stability of
funding and
the level of unfunded
commitments.
We regularly evaluate
all of our various funding
sources with an emphasis
on
accessibility,
stability, reliability and
cost-effectiveness.
Our principal source of
funding has
been our client deposits, supplemented
by our short-term and
long-term borrowings, primarily
from securities sold under
repurchase agreements,
federal funds purchased
and
FHLB borrowings.
We believe
that the cash generated
from operations,
our borrowing capacity
and our access to capital resources
are
sufficient to meet
our future operating
capital and
funding requirements.
At September
30, 2026,
we had the ability
to generate approximately
$1.745 billion (excludes overnight
funds position
of $340
million) in additional
liquidity through various sources
including various
federal funds
purchased
lines, Federal Home Loan
Bank
borrowings, the Federal
Reserve Discount
Window,
and brokered
deposits. We recognize
the importance
of maintaining
liquidity and
have developed
a Contingent
Liquidity Plan, which addresses various
liquidity stress levels and
our response and
action based
on the
level of severity.
We periodically
test our credit facilities
for access to
the funds
but also understand
that as
the severity of the
liquidity level increases
certain credit facilities
may no
longer be available.
We conduct
a liquidity stress test on a
quarterly basis
based on
events that
could potentially
occur at the
Bank and
report results to our ALCO, MROC, ROC, and Board
of Directors.
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
position of $337.9
million in the third
quarter of 2026 compared
to $365.1
million in the second quarter
of 2026
and $437.5
million in
the fourth quarter
of 2025. Compared
to the second quarter of
2026, the variance
reflected lower average
deposits and
the deployment
of excess liquidity into
the investment
security portfolio. Compared
to the fourth
quarter of
2025, the variance
was driven by the
deployment
of excess liquidity into the
investment
security portfolio. During the
first nine months
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

Borrowings
Average
short-term borrowings
totaled $45.7 million for
the third quarter
of 2026
compared
to $44.5 million for the
second quarter
of
2026 and
$41.6 million for the fourth
quarter of
2025.
The increase over the
second quarter
of 2026
reflected higher repurchase
agreement balances
.
The increase over the
fourth quarter
of 2025
was attributable
to higher mortgage warehouse
line borrowings.
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
on page 38.
At September 30, 202
6, our regulatory
capital ratios
exceeded the
threshold to be designated
as “well-capitalized”
under the Basel
III capital
standards.
Shareowners’ equity
was $573.9
million at September
30, 2026 compared
to $570.1
million at June 30, 202
6
and $552.9
million at
December 31, 2025.
For the first nine months
of 2026, shareowners’
equity was positively impacted
by net income
of $49.0
million,
the issuance of
stock of $3.5
million, and stock compensation
accretion of
$1.5 million. Shareowners’ equity
was reduced by
a
common
stock dividends
of $13.9 million ($0.81
per share), repurchases
of our common
stock of $2.6
million (63,088 shares), net
adjustments
totaling $2.5
million related to transactions
under our stock-based compensation
plans, and
an unfavorable
net change
of
$14.0 million in accumulated
other comprehensive
loss due to an unfavorable
fair value mark
on investment
securities driven by
higher bond rates
.
At September 30, 2026,
our total risk-based
capital ratio was 22.99%
compared
to 22.35% at
June 30, 2026
and 21.45
%
at December
31, 2025. Our common
equity tier 1 capital
ratio was 20.43
%, 19.80%, and
18.56%, respectively,
on these dates.
Our leverage ratio
was 12.31%, 11.96
%, and 11.
77%, respectively, on
these dates.
At September 30,
2026, all our regulatory
capital ratios
exceeded the
thresholds to be designated
as “well-capitalized”
under the Basel III capital
standards. Further,
our tangible common
equity ratio (non-
GAAP financial
measure) was 11.25%
at September
30, 2026,
compared
to 11.03%
at June 30,
2026, and
10.79% at
December 31,
2025. If our
unrealized held-to-maturity
securities loss of $16.0 million (after
-tax) were recognized in accumulated
other
comprehensive
loss, our adjusted
tangible capital
ratio would be 10.88%.
Our tangible capital
ratio is also impacted
by the recording of our
unfunded
pension liability through other
comprehensive
income in
accordance
with Accounting Standards
Codification
Topic 715. At September
30, 2026, June
30, 2026 and
December 31, 2025,
the
net pension asset
reflected in other comprehensive
income was $9.
4
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
in Part II, Item
7.
Management’s
Discussion and Analysis of
Financial Condition
and Results of
Operations, of
our 2025
Form 10-K.

OFF-BALANCE
SHEET ARRANGEMENTS
We are a party
to financial instruments
with off-balance
sheet risks in the normal course of business
to meet the financing needs
of our
clients.
At September
30, 2026,
we had $628.8
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
September 30,
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
Average Average Average Average Average Average Average Average
(Dollars in
Thousands)
Balances Interest Rate Balances Interest Rate Balances Interest Rate Balances Interest Rate
Assets:
Loans Held for Sale
$
26,993
$
420 6.17%
$
25,276
$
425 6.68%
$
27,413
$
1,324 6.46%
$
24,226
$
1,390 7.67%
Loans Held for Investment
(1)(2)
2,495,535 38,277 6.09 2,606,213 39,894 6.07 2,513,086 113,914 6.06 2,641,346 120,359 6.09
Taxable Securities 1,176,534 10,629 3.60 992,260 7,175 2.88 1,153,550 29,920 3.46 993,460 19,644 2.64
Tax-Exempt
Securities
(2)
1,349 15 4.39 1,620 18 4.44 1,441 47 4.35 1,313 43 4.43
Federal Funds Sold and Interest Bearing
Deposits
337,862 3,194 3.75 356,161 3,964 4.42 369,967 10,271 3.71 342,094 11,369 4.44
Total Earning
Assets
4,038,273 52,535 5.15% 3,981,530 51,476 5.12% 4,065,457 155,476 5.11% 4,002,439 152,805 5.10%
Cash & Due
From Banks
70,540 65,085 66,013 68,074
Allowance For Credit
Losses
(31,607) (30,342) (31,585) (30,282)
Other Assets 309,290 301,678 304,254 300,788
TOTAL ASSETS
$
4,386,496
$
4,317,951
$
4,404,139
$
4,341,019
Liabilities:
Noninterest
Bearing Deposits
1,316,425 1,314,560 1,302,686 1,324,753
NOW Accounts
$
1,224,587
$
3,804 1.23%
$
1,198,124
$
3,782 1.25%
$
1,263,412
$
11,963 1.27%
$
1,224,402
$
11,386 1.24%
Money Market Accounts 433,430 1,964 1.80 416,656 2,090 1.99 419,028 5,573 1.78 422,817 6,617 2.09
Savings Accounts 511,313 102 0.08 503,189 159 0.13 511,500 334 0.09 506,255 509 0.13
Other Time Deposits 161,771 910 2.23 179,802 1,234 2.72 175,655 3,238 2.46 174,418 3,541 2.71
Total Interest
Bearing Deposits
2,331,101 6,780 1.15 2,297,771 7,265 1.25 2,369,595 21,108 1.19 2,327,892 22,053 1.27
Total Deposits 3,647,526 6,780 0.74 3,612,331 7,265 0.80 3,672,281 21,108 0.77 3,652,645 22,053 0.81
Repurchase
Agreements
14,160 79 2.20 21,966 158 2.86 13,616 213 2.09 24,752 478 2.58
Other Short-Term
Borrowings
31,532 316 3.98 12,753 58 1.82 30,984 992 4.28 10,251 354 4.62
Subordinated
Notes Payable
33,303 293 3.45 42,582 383 3.52 36,045 979 3.58 49,113 1,473 3.95
Other Long-Term
Borrowings
567 8 5.55 681 10 5.55 635 27 5.68 755 26 4.50
Total Interest
Bearing Liabilities
2,410,663 7,476 1.23% 2,375,753 7,874 1.32% 2,450,875 23,319 1.27% 2,412,763 24,384 1.35%
Other Liabilities 83,642 85,422 78,126 75,664
TOTAL LIABILITIES 3,810,730 3,775,735 3,831,687 3,813,180
TOTAL SHAREOWNERS’ EQUITY 575,766 542,216 572,452 527,839
TOTAL LIABILITIES
AND
SHAREOWNERS’ EQUITY
$
4,386,496
$
4,317,951
$
4,404,139
$
4,341,019
Interest Rate Spread 3.92% 3.81% 3.83% 3.75%
Net Interest Income
$
45,059
$
43,602
$
132,157
$
128,421
Net Interest Margin
(3)
4.42% 4.34% 4.34% 4.28%
(1)
Average Balances
include net
loan fees,
discounts
and premiums.
Interest income
includes loan
costs of
$0.5 million
and $1.5
million for
the three and
nine months
ended September
30, 2026,
and loan costs of $0.4 million and $1.1 million for the
three and nine month periods ended September 30, 2025.
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
At September 30, 2026
,
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
September 30, 2026,
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
There have not been
any material changes
to the risk factors
disclosed in Item 1A. of Part
I of the Company’s
Annual Report
on Form
10-K for the year
ended December
31, 2025, previously
filed with the SEC.
Item 2.
Unregistered Sales
of Equity Securities
and Use of Proceeds
None.
Item 3.
Defaults Upon Senior
Securities
None.
Item 4.
Mine Safety Disclosure
Not Applicable.
Item 5.
Other Information
(c) Rule 10b5
-1 Trading Plans
During the three months
ended September
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
Date: October 30,
2026